Form 10-Q
period 2021-03-31
Social Capital Hedosophia Holdings Corp. V
filed 2021-05-24
CIK 1818874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 21, 2021, there were 80,500,000 Class A ordinary shares, $0.0001 par value per share, and 20,125,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$39,940	$259,714
Prepaid expenses	740,375	801,063
Total Current Assets	780,315	1,060,777
Marketable securities held in Trust Account	805,037,070	805,017,218
TOTAL ASSETS	$805,817,385	$806,077,995

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY
Current liabilities
Accrued expenses	$3,736,794	$178,450
Advance from related party	40,705	5,000
Promissory note – related party	1,415,000	—
Total Current Liabilities	5,192,499	183,450
Warrant liabilities	154,406,250	99,281,250
Deferred underwriting fee payable	28,175,000	28,175,000
TOTAL LIABILITIES	187,773,749	127,639,700

Commitments

Temporary Equity
Class A ordinary shares subject to possible redemption, 61,301,540 and 67,342,389 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	613,043,629	673,438,294

Permanent Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 19,198,460 and 13,157,611 shares issued and outstanding (excluding 61,301,540 and 67,342,389 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,920	1,316
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 20,125,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	2,013	2,013
Additional paid-in capital	121,162,126	60,768,065
Accumulated deficit	(116,166,052)	(55,771,393)
Total Permanent Equity	5,000,007	5,000,001
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY	$805,817,385	$806,077,995

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operational costs	$5,289,511
Loss from operations	(5,289,511)

Other income (expense):
Interest earned on marketable securities held in Trust Account	19,852
Change in fair value of warrant liabilities	(55,125,000)
Other expense, net	(55,105,148)

Net loss	$(60,394,659)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	67,342,389
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	33,282,611
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.82)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – January 1, 2021	13,157,611	$1,316	20,125,000	$2,013	$60,768,065	$(55,771,393)	$5,000,001	67,342,389	$673,438,294
Change in value of Class A Ordinary shares subject to possible redemption	6,040,849	604	—	—	60,394,061	—	60,394,665	(6,040,849)	(60,394,665)
Net loss	—	—	—	—	—	(60,394,659)	(60,394,659)	—	—
Balance – March 31, 2021	19,198,460	$1,920	20,125,000	$2,013	$121,162,126	$(116,166,052)	$5,000,007	61,301,540	$613,043,629

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(60,394,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,852)
Change in fair value of warrant liabilities	55,125,000
Changes in operating assets and liabilities:
Prepaid expenses	60,688
Accrued expenses	3,558,344
Net cash used in operating activities	(1,670,479)

Cash Flows from Financing Activities:
Advances from related party	40,705
Repayment of advances from related party	(5,000)
Proceeds from promissory note – related party	1,415,000
Net cash provided by financing activities	1,450,705

Net Change in Cash	(219,774)
Cash – Beginning	259,714
Cash – Ending	$39,940

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Social Finance, Inc., a Delaware corporation ("SoFi") (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and recognizes changes in the fair value of warrant liabilities as other income (expense).

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Liquidity and Going Concern

As of March 31, 2021, the Company had $39,940 in its operating bank accounts, $805,037,070 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $4,412,184. As of March 31, 2021, approximately $37,000 of the amount on deposit in the Trust Account represented interest income.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report as amended on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on April 22, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report as amended on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on April 22, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities in the condensed consolidated balance sheets and measured at fair value on the date of the Initial Public Offering and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity”. Class A redeemable ordinary shares are classified as temporary equity. Non-redeemable ordinary shares are classified as permanent equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity in the Company’s condensed consolidated balance sheets.

Components of Equity

Upon the Initial Public Offering, the Company issued Class A Ordinary shares and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $44,156,250 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $42,659,062, to the Class A Ordinary shares. A portion of the 80,500,000 Class A Ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The Company’s condensed consolidated statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since the original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$15,117
Net income allocable to Class A ordinary shares subject to possible redemption	$15,117
Denominator: Weighted Average Class A Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	67,342,389
Basic and diluted net income per share	$0.00
Non-Redeemable Ordinary Shares
Numerator: Earnings allocable to non-redeemable ordinary shares
Net loss	$(60,394,659)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(15,117)
Non-redeemable net loss	$(60,409,776)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	33,282,611
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.82)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 14, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services. As of March 31, 2021 and December 31, 2020, there was $55,000 and $25,000 of such fees, respectively, included in accrued expenses in the accompanying condensed consolidated balance sheets.

Advance from Related Party

During the three months ended March 31, 2021, the Sponsor paid for certain costs on behalf of the Company. The advances are non-interest bearing and due on demand. At March 31, 2021, advances amounting to $40,705 were outstanding.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “IPO Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The IPO Promissory Note was amended and restated on September 17, 2020 solely to increase the amount that could be borrowed to an aggregate principal amount of $400,000. The outstanding balance under the IPO Promissory Note of $400,000 was repaid at the closing of the Initial Public Offering on October 14, 2020.

On January 11, 2021, the Company issued a promissory note with the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the maker and one or more businesses. As of March 31, 2021, there was $1,415,000 outstanding under the Promissory Note.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

SoFi Business Combination

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Legal Proceedings

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

The parties resolved the allegations made by Holtom and Heitt and notices of discontinuance of the lawsuits commenced by Holtom and Heitt have been filed..

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

NOTE 7. PERMANENT EQUITY AND TEMPORARY EQUITY

Preferred Shares  —   The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 19,198,460 Class A ordinary shares issued and outstanding, excluding 61,301,540 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were 13,157,611 Class A ordinary shares issued and outstanding, excluding 67,342,389 Class A ordinary shares subject to possible redemption.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there was 20,125,000 Class B ordinary shares issued and outstanding.

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

Restricted Stock Units — On November 13, 2020, the Company entered into a Director Restricted Stock Unit Award Agreement (the "Director Restricted Stock Unit Award Agreement"), between the Company and a member of the Company's board of directors, providing for the grant of 100,000 restricted stock units ("RSUs"), which grant is contingent on both the consummation of a Business Combination with the Company and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date selected by the Company in the year following the year in which such consummation occurs.

NOTE 8. WARRANTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account(1)	1	$805,037,070	$805,017,218
Liabilities:
Private Placement Warrants(2)	2	$43,920,000	$28,240,000
Public Warrants(2)	1	110,486,250	71,041,250

(1) The fair value of the marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.

(2) Measured at fair value on a recurring basis.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statement of operations.

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOE.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report as amended on Form 10-K/A filed with the SEC on April 22, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, activities in connection with the proposed acquisition of SoFi. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2021, we had a net loss of $60,394,659, which consists of changes in fair value of warrant liabilities of $55,125,000 and operating costs of $5,289,511, offset by interest income on marketable securities held in the Trust Account of $19,852.

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

For the three months ended March 31, 2021, net cash used in operating activities was $1,670,479. Net loss of $60,394,659 was impacted by the change in fair value of warrant liabilities of $55,125,000 and interest earned on marketable securities held in the Trust Account of $19,852. Changes in operating assets and liabilities provided $3,619,032 of cash from operating activities.

At March 31, 2021, we had investments held in the Trust Account of $805,037,070. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $39,940 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our sponsors, or an affiliate of our Sponsor, officers, directors, or third parties. Our sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through October 14, 2022, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We early adopted ASU 2020-06 on January 1,2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. Due solely to the events that led to the restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements” our Annual Report as amended on Form 10-K/A filed with the SEC on April 22, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report as amended on Form 10-K/A filed with the SEC on April 22, 2021 had not yet been identified.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are from time to time subject to various claims, lawsuits and other proceedings arising in the ordinary course. We do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to us or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report as amended on Form 10-K/A filed with the SEC on April 22, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report as amended on Form 10-K/A filed with the SEC on April 22, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of January 7, 2021, by and among the Registrant, Plutus Merger Sub Inc. and Social Finance, Inc.
2.2(2)	Plan of Domestication dated as of February 7, 2021
2.3(3)	Amendment to Agreement and Plan of Merger, dated as of March 16, 2021, by and among the Registrant, Plutus Merger Sub Inc. and Social Finance, Inc.
3.1(4)	Amended and Restated Memorandum and Articles of Association of the Registrant
10.1(5)	Sponsor Support Agreement, dated as of January 7, 2021, by and among SCH Sponsor V LLC, the Registrant, each director of the Registrant and SoFi Technologies, Inc.
10.2(6)	Stockholder Support Agreement, dated as of January 7, 2021, by and among the Registrant, Social Finance, Inc. and the persons set forth on Schedule I thereto
10.3(7)	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto (included as Annex D to the proxy statement/prospectus)
10.4(8)	Amended and Restated Series 1 Preferred Stock Investors’ Agreement, dated as of January 7, 2021, by and among Social Capital Hedosophia Holdings Corp. V and the investors listed on Schedule 1 thereto (included as Annex H to the proxy statement/prospectus)
10.5(9)	Promissory Note, dated January 11, 2021, issued to SCH Sponsor V LLC
10.6(10)	Amendment to Sponsor Support Agreement, dated as of March 16, 2021, by and among SCH Sponsor V LLC, the Registrant, each director of the Registrant and SoFi Technologies, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on January 12, 2021.
(2)	Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on February 10, 2021.
(3)	Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 16, 2021.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 14, 2020.
(5)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed on January 12, 2021.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A filed on January 12, 2021.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on January 12, 2021.
(8)	Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed on January 12, 2021.
(9)	Incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on February 10, 2021.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 16, 2021.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. V

Date: May 24, 2021		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)