Form 10-Q
period 2021-06-30
SoFi Technologies, Inc.
filed 2021-08-16
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39606
SoFi Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1547291
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
234 1st Street San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)
(855) 456-7634
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SOFI	The Nasdaq Global Select Market
Redeemable warrants, each whole warrant exercisable for one share of common stock, $0.0001 par value	SOFIW	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 27, 2021 was 794,692,813 shares.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.
As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “SoFi”, the “Company”, “we”, “us”, and “our”, and similar references refer to SoFi Technologies, Inc. and its wholly-owned subsidiaries following the Business Combination (as defined herein) and to Social Finance, Inc. prior to the Business Combination.
As a result of the Business Combination completed on May 28, 2021, share and per share amounts presented in this Quarterly Report on Form 10-Q for periods prior to the Business Combination for Social Finance, Inc. have been retroactively converted by application of the exchange ratio of 1.7428. For more information regarding the Business Combination, see Item I, Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•the effect of and uncertainties related to the COVID-19 pandemic (including any government responses thereto);
•our ability to achieve and maintain profitability in the future;
•the impact on our business of the regulatory environment and complexities with compliance related to such environment;
•our ability to become a bank holding company and acquire a national bank charter;
•our ability to respond to general economic conditions;
•our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;
•our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;
•the success of our marketing efforts and our ability to expand our member base;
•our ability to grow market share in existing markets or any new markets we may enter;
•our ability to develop new products, features and functionality that are competitive and meet market needs;
•our ability to realize the benefits of our strategy, including what we refer to as our financial services productivity loop;
•our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•our ability to establish and maintain an effective system of internal controls over financial reporting;
•our ability to maintain the listing of our securities on Nasdaq;
•our ability to realize the anticipated benefits of the Business Combination;
•the outcome of any legal or governmental proceedings that may be instituted against us; and
•other factors detailed under Part II, Item 1A “Risk Factors”.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our securities and result in a loss of all or a portion of your investment:
•We have a history of losses and may not achieve profitability in the future.
•We operate in a rapidly evolving industry, and have limited experience in our Financial Services and Technology Platform segments, which may make it difficult to evaluate our future prospects.
•We have experienced rapid growth in recent years, including through the addition of new lines of business, which may place significant demands on our operational, administrative, compliance and financial resources.
•There is no assurance that our revenue and business models will be successful.
•We are acquiring a national bank, which is subject to regulatory approvals and other closing conditions, and, if consummated, the acquisition will subject us to significant additional regulation.
•Legislative and regulatory policies and related actions in connection with student loans could have a material adverse effect on our student loan portfolios and future originations.
•Our results of operations and future prospects depend on our ability to retain existing, and attract new, members. We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results would be harmed.
•Negative publicity could result in a decline in our member growth, or a loss of members, and have a material adverse effect on our business, our brand and our results of operations.
•We sell a significant percentage of our unsecured loans to a small number of whole loan purchasers and the loss of one or more significant purchasers could have a negative impact on our operating results.
•Galileo, the technology platform-as-a-service we acquired in May 2020, depends on a small number of customers, the loss or disruptions in operations of any of which could have a material adverse effect on its business and financial results, and negatively impact our financial results and results of operations.
•Changes in business, economic, or political conditions could impact our business, resulting in lower revenues and other adverse effects to our results of operations.
•Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our current loan portfolios and our loan origination volume.
•We operate in a cyclical industry. In an economic downturn, we may not be able to grow our lending business or maintain expected levels of liquidity, loss minimization and revenue growth.
•If we do not make accurate credit and pricing decisions or effectively forecast our loss rates, our business and financial results will be harmed, and the harm could be material.
•We offer personal loans which have a limited performance history and have not yet been tested in multiple down-cycle economic conditions.
•We service all of the personal loans that we originate and have limited loan servicing experience, and we rely on third parties to service the student loans and mortgage loans that we originate. A failure by us or these third parties to service loans properly could result in lost revenue and impact our liquidity.
•Fluctuations in interest rates could negatively affect our business.
•If one or more of our warehouse facilities, on which we are highly dependent, is terminated, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on our business and financial condition.
•Higher than expected payment speeds of loans could negatively impact our returns as the holder of the residual interests in securitization trusts holding student and personal loans. These factors could materially alter our net interest income or the value of our residual interest holdings.
•Increases in member default rates on loans could make us and our loans less attractive to whole loan buyers, lenders under debt warehouse facilities and investors in securitizations, which may adversely affect our access to financing and our business.

•We require substantial capital and, in the future, may require additional capital to pursue our business objectives and achieve recurring profitability. If adequate capital is not available to us, including due to the cost and availability of funding in the capital markets, our business, operating results and financial condition may be harmed.
•Our Lending segment is highly regulated, and if we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected.
•Changes in consumer finance and other applicable laws and regulations, as well as changes in enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete.
•Our Financial Services segment is subject to the regulatory framework applicable to investment management and broker-dealers, including regulation by the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulation Authority (“FINRA”).
•The regulatory regime governing blockchain technologies and digital assets is uncertain, and new regulations or policies may alter our business practices with respect to digital assets. There has recently been an increased regulatory and enforcement focus in this area.
•Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity, changes to our business model, and requirements resulting in increased expenses.
•If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
•Incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenue or expenses.
•Cyber-attacks and other security breaches could have an adverse effect on our business, harm our reputation and expose us to liability.
•Various disruptions or failures affecting our platform and/or systems or any third-party processor we utilize could result in slowdowns or wholesale failures to process and enable transactions on our platform, including collecting payments on loans and maintaining accurate accounts.
•We are subject to complex and stringent data protection and privacy laws and regulations. Any significant or high profile data privacy breach or violation of data privacy laws could result in the loss of business and reputation, litigation against us, liquidated and other damages, and regulatory investigations and penalties that could adversely affect our reputation and operating results and financial condition.
The risks described above should be read together with the text of the full risk factors described in Part II, Item 1A. “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” herein.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$461,920	$872,582
Restricted cash and restricted cash equivalents(1)	306,533	450,846
Loans, less allowance for credit losses on loans at amortized cost of $691 and $219, respectively(1)(2)	4,727,515	4,879,303
Servicing rights	159,767	149,597
Securitization investments	407,782	496,935
Equity method investments	—	107,534
Property, equipment and software	95,123	81,489
Goodwill	898,527	899,270
Intangible assets	317,802	355,086
Operating lease right-of-use assets	113,281	116,858
Related party notes receivable	—	17,923
Other assets, less allowance for credit losses of $1,230 and $562, respectively	164,750	136,076
Total assets	$7,653,000	$8,563,499
Liabilities, temporary equity and permanent equity (deficit)
Liabilities:
Accounts payable, accruals and other liabilities(1)	317,941	412,950
Operating lease liabilities	135,489	139,796
Debt(1)	2,319,918	4,798,925
Residual interests classified as debt(1)	112,545	118,298
Warrant liabilities	239,343	39,959
Total liabilities	3,125,236	5,509,928
Commitments, guarantees, concentrations and contingencies (Note 14)
Temporary equity(3):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 570,562,965 shares authorized; 3,234,000 and 469,150,522 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	320,374	3,173,686
Permanent equity (deficit):
Common stock, $0.00 par value: 3,100,000,000 and 789,167,056 shares authorized; 794,692,813 and 115,084,358 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively(4)	79	—
Additional paid-in capital	5,249,878	579,228
Accumulated other comprehensive loss	(512)	(166)
Accumulated deficit	(1,042,055)	(699,177)
Total permanent equity (deficit)	4,207,390	(120,115)
Total liabilities, temporary equity and permanent equity (deficit)	$7,653,000	$8,563,499
_______________
(1)Financial statement line items include amounts in consolidated variable interest entities (“VIEs”). See Note 4.
(2)As of June 30, 2021 and December 31, 2020, includes loans measured at fair value of $4,685,348 and $4,859,068, respectively, and loans measured at amortized cost of $42,167 and $20,235, respectively. See Note 1, Note 3, Note 6 and Note 7.
(3)Redemption amounts are $323,400 and $3,210,470 as of June 30, 2021 and December 31, 2020, respectively.
(4)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of June 30, 2021, and 8,714,000 shares authorized and 2,406,549 shares outstanding as of December 31, 2020. See Note 10 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans	$79,678	$77,485	$156,899	$163,601
Securitizations	3,794	6,500	8,261	13,561
Related party notes	—	879	211	1,931
Other	636	1,201	1,265	4,254
Total interest income	84,108	86,065	166,636	183,347
Interest expense
Securitizations and warehouses	26,250	39,678	56,058	87,201
Corporate borrowings	1,378	3,416	6,386	4,504
Other	468	224	900	1,746
Total interest expense	28,096	43,318	63,344	93,451
Net interest income	56,012	42,747	103,292	89,896
Noninterest income
Loan origination and sales	109,719	62,958	220,064	167,213
Securitizations	(26)	7,350	(2,062)	(75,754)
Servicing	(224)	(18,720)	(12,333)	(11,661)
Technology Platform fees	44,950	16,202	90,609	16,202
Other	20,843	4,415	27,688	7,358
Total noninterest income	175,262	72,205	323,966	103,358
Total net revenue	231,274	114,952	427,258	193,254
Noninterest expense
Technology and product development	69,389	47,833	135,337	88,004
Sales and marketing	94,951	64,267	182,185	126,937
Cost of operations	60,624	41,408	118,194	74,065
General and administrative	171,216	53,404	332,913	102,518
Provision for credit losses	486	—	486	—
Total noninterest expense	396,666	206,912	769,115	391,524
Loss before income taxes	(165,392)	(91,960)	(341,857)	(198,270)
Income tax (expense) benefit	78	99,768	(1,021)	99,711
Net income (loss)	$(165,314)	$7,808	$(342,878)	$(98,559)
Other comprehensive income (loss)
Foreign currency translation adjustments, net	(266)	(36)	(346)	(43)
Total other comprehensive loss	(266)	(36)	(346)	(43)
Comprehensive income (loss)	$(165,580)	$7,772	$(343,224)	$(98,602)
Loss per share (Note 15)
Loss per share – basic	$(0.48)	$(0.03)	$(1.50)	$(1.68)
Loss per share – diluted	$(0.48)	$(0.03)	$(1.50)	$(1.68)
Weighted average common stock outstanding – basic	365,036,365	72,147,293	241,282,003	70,768,457
Weighted average common stock outstanding – diluted	365,036,365	72,147,293	241,282,003	70,768,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at March 31, 2021	68,291,780	$—	$583,349	$(246)	$(876,741)	$(293,638)	256,459,941	$3,173,686
Retroactive conversion of shares due to Business Combination	50,727,134	—	—	—	—	—	212,690,581	—
Balance at March 31, 2021, as converted	119,018,914	—	583,349	(246)	(876,741)	(293,638)	469,150,522	3,173,686
Stock-based compensation expense	—	—	52,154	—	—	52,154	—	—
Vesting of RSUs	291,264	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(134,008)	—	(2,614)	—	—	(2,614)	—	—
Exercise of common stock options	523,956	—	741	—	—	741	—	—
Redeemable preferred stock dividends	—	—	(10,079)	—	—	(10,079)	—	—
Issuance of contingently issuable stock	1,281,132	—	—	—	—	—	—	—
Cancellation of redeemable preferred stock related to Galileo acquisition	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	(15,000,000)	(150,000)
Par value change for historical SoFi common stock	—	12	(12)	—	—	—	—	—
Foreign currency translation adjustments, net of tax of $0	—	—	—	(266)	—	(266)	—	—
Net loss	—	—	—	—	(165,314)	(165,314)	—	—
Balance at June 30, 2021	794,692,813	$79	$5,249,878	$(512)	$(1,042,055)	$4,207,390	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	66,034,174	$—	$579,228	$(166)	$(699,177)	$(120,115)	256,459,941	$3,173,686
Retroactive conversion of shares due to Business Combination	49,050,184	—	—	—	—	—	212,690,581	—
Balance at January 1, 2021, as converted	115,084,358	—	579,228	(166)	(699,177)	(120,115)	469,150,522	3,173,686
Stock-based compensation expense	—	—	89,608	—	—	89,608	—	—
Vesting of RSUs	3,945,698	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,533,724)	—	(28,603)	—	—	(28,603)	—	—
Exercise of common stock options	2,203,794	—	3,365	—	—	3,365	—	—
Redeemable preferred stock dividends	—	—	(20,047)	—	—	(20,047)	—	—
Issuance of contingently issuable stock	1,281,132	—	—	—	—	—	—	—
Cancellation of redeemable preferred stock related to business combination	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	(15,000,000)	(150,000)
Change in par for historical SoFi common stock	—	12	(12)	—	—	—	—	—
Foreign currency translation adjustments, net of tax of $0	—	—	—	(346)	—	(346)	—	—
Net loss	—	—	—	—	(342,878)	(342,878)	—	—
Balance at June 30, 2021	794,692,813	$79	$5,249,878	$(512)	$(1,042,055)	$4,207,390	3,234,000	$320,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit) (Continued)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Deficit	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at March 31, 2020	40,284,693	$—	$139,921	$(28)	$(580,925)	$(441,032)	218,814,230	$2,439,731
Retroactive conversion of shares due to Business Combination	29,923,470	—	—	—	—	—	185,356,535	—
Balance at March 31, 2020, as converted	70,208,163	—	139,921	(28)	(580,925)	(441,032)	404,170,765	2,439,731
Stock-based compensation expense	—	—	23,545	—	—	23,545	—	—
Equity-based payments to non-employees	—	—	908	—	—	908	—	—
Vesting of RSUs	3,340,998	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,260,845)	—	(7,988)	—	—	(7,988)	—	—
Exercise of common stock options	68,089	—	180	—	—	180	—	—
Vested stock options assumed in acquisition	—	—	32,197	—	—	32,197	—	—
Common stock purchases	(10,687)	—	—	—	(40)	(40)	—	—
Redeemable preferred stock dividends	—	—	(10,051)	—	—	(10,051)	—	—
Note receivable issuance to stockholder, inclusive of interest	—	—	(569)	—	—	(569)	—	—
Note receivable payments from stockholder, inclusive of interest	—	—	27,000	—	—	27,000	—	—
Issuance of redeemable preferred stock in acquisition	—	—	—	—	—	—	91,921,020	814,156
Issuance of common stock in acquisition	1,919,356	—	15,565	—	—	15,565	—	—
Foreign currency translation adjustments, net of tax of $0	—	—	—	(36)	—	(36)	—	—
Net income	—	—	—	—	7,808	7,808	—	—
Balance at June 30, 2020	74,265,074	$—	$220,708	$(64)	$(573,157)	$(352,513)	496,091,785	$3,253,887

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Deficit	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2020	39,614,844	$—	$135,517	$(21)	$(474,558)	$(339,062)	218,814,230	$2,439,731
Retroactive conversion of shares due to Business Combination	29,425,906	—	—	—	—	—	185,356,535	—
Balance at January 1, 2020, as converted	69,040,750	—	135,517	(21)	(474,558)	(339,062)	404,170,765	2,439,731
Stock-based compensation expense	—	—	43,230	—	—	43,230	—	—
Equity-based payments to non-employees	—	—	908	—	—	908	—	—
Vesting of RSUs	5,189,750	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(2,030,974)	—	(12,628)	—	—	(12,628)	—	—
Exercise of common stock options	156,879	—	415	—	—	415	—	—
Vested stock options assumed in acquisition	—	—	32,197	—	—	32,197	—	—
Common stock purchases	(10,687)	—	—	—	(40)	(40)	—	—
Redeemable preferred stock dividends	—	—	(20,157)	—	—	(20,157)	—	—
Note receivable issuance to stockholder, inclusive of interest	—	—	(1,339)	—	—	(1,339)	—	—
Note receivable payments from stockholder, inclusive of interest	—	—	27,000	—	—	27,000	—	—
Issuance of redeemable preferred stock in acquisition	—	—	—	—	—	—	91,921,020	814,156
Issuance of common stock in acquisition	1,919,356	—	15,565	—	—	15,565	—	—
Foreign currency translation adjustments, net of tax of $0	—	—	—	(43)	—	(43)	—	—
Net loss	—	—	—	—	(98,559)	(98,559)	—	—
Balance at June 30, 2020	74,265,074	$—	$220,708	$(64)	$(573,157)	$(352,513)	496,091,785	$3,253,887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(342,878)	$(98,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,966	19,670
Deferred debt issuance and discount expense	11,450	16,819
Stock-based compensation expense	89,608	43,230
Equity-based payments to non-employees	—	908
Deferred income taxes	637	(99,731)
Equity method investment earnings	—	(3,560)
Accretion of seller note interest expense	—	1,554
Fair value changes in residual interests classified as debt	13,668	17,514
Fair value changes in securitization investments	(5,502)	(4,075)
Fair value changes in warrant liabilities	160,909	2,018
Fair value adjustment to related party notes receivable	(169)	—
Other	(3,937)	643
Changes in operating assets and liabilities:
Originations and purchases of loans	(5,749,363)	(5,189,772)
Proceeds from sales and repayments of loans	5,848,655	5,623,441
Other changes in loans	5,231	30,586
Servicing assets	(10,170)	17,593
Related party notes receivable interest income	1,399	204
Other assets	(21,752)	(19,089)
Accounts payable, accruals and other liabilities	33,856	35,531
Net cash provided by operating activities	$82,608	$394,925
Investing activities
Purchases of property, equipment, software and intangible assets	$(26,808)	$(8,831)
Related party notes receivable issuances	—	(4,246)
Proceeds from repayment of related party notes receivable	16,693	—
Proceeds from non-securitization investments	107,534	—
Purchases of non-securitization investments	—	(145)
Receipts from securitization investments	141,920	143,048
Acquisition of business, net of cash acquired	—	(32,392)
Net cash provided by investing activities	$239,339	$97,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Financing activities
Proceeds from debt issuances	$3,849,645	$5,635,115
Repayment of debt	(6,355,653)	(5,901,828)
Payment of debt issuance costs	(4,520)	(12,145)
Taxes paid related to net share settlement of stock-based awards	(28,603)	(12,628)
Purchases of common stock	(526)	(40)
Redemptions of redeemable common and preferred stock	(282,859)	—
Proceeds from Business Combination and PIPE Investment	1,989,851	—
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	(26,951)	—
Proceeds from stock option exercises	3,365	415
Note receivable principal repayments from stockholder	—	24,865
Payment of redeemable preferred stock dividends	(20,047)	(20,157)
Finance lease principal payments	(278)	—
Net cash used in financing activities	$(876,576)	$(286,403)
Effect of exchange rates on cash and cash equivalents	(346)	(43)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(554,975)	$205,913
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,323,428	690,206
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$768,453	$896,119

Reconciliation to amounts on Consolidated Balance Sheets (as of period end)
Cash and cash equivalents	$461,920	$641,500
Restricted cash and restricted cash equivalents	306,533	254,619
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$768,453	$896,119
Supplemental non-cash investing and financing activities
Securitization investments acquired via loan transfers	$47,265	$151,768
Non-cash property, equipment, software and intangible asset additions	896	2,636
Deconsolidation of residual interests classified as debt	—	72,026
Deconsolidation of securitization debt	—	659,029
Costs directly attributable to the issuance of common stock paid in 2020	588	—
Reduction to temporary equity associated with purchase price adjustments	743	—
Warrant liabilities recognized in conjunction with the Business Combination	200,250	—
Series H warrant liabilities conversion to common stock warrants	39,959	—
Conversion of temporary equity into permanent equity in conjunction with the Business Combination	2,702,569	—
Seller note issued in acquisition	—	243,998
Redeemable preferred stock issued in acquisition	—	814,156
Common stock options assumed in acquisition	—	32,197
Issuance of common stock in acquisition	—	15,565
Property, equipment and software acquired in acquisition	—	2,026
Debt assumed in acquisition	—	5,832
Deferred debt issuance costs accrued but not paid	550	1,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards
Organization
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with Social Capital Hedosophia Holdings Corp. V (“SCH”) on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”. See Note 2 for additional information on the Business Combination.
SoFi Technologies, Inc. is a financial services platform. SoFi was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. Since its founding, SoFi has expanded its lending strategy to offer home loans, personal loans and credit cards. The Company has also developed non-lending financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. Through strategic acquisitions made during the year ended December 31, 2020, the Company expanded its investment product offerings into Hong Kong, and now also operates as a platform-as-a-service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features. For additional information on these business combinations, see Note 2. These activities form the Company’s three reportable segments through which we conduct our business: Lending, Financial Services and Technology Platform. For additional information on our reportable segments, see Note 16.
Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts were eliminated in consolidation. The Unaudited Condensed Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). We condensed or omitted certain notes and other financial information from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Unaudited Condensed Consolidated Financial Statements related to the three and six months ended June 30, 2021 and 2020 are unaudited and should be read in conjunction with the annual consolidated statements included in our prospectus filing on Form 424B3 filed with the SEC on May 7, 2021. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
As a result of the Business Combination completed on May 28, 2021, prior period share and per share amounts presented in the accompanying Unaudited Condensed Consolidated Financial Statements and these related notes have been retroactively converted in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. See Note 2 for additional information.
Use of Judgments, Assumptions and Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in our Unaudited Condensed Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. These judgments, assumptions and estimates include, but are not limited to, the following: (i) fair value measurements; (ii) stock-based compensation expense, and (iii) business combinations. These judgments, estimates and assumptions are inherently subjective in nature and, therefore, actual results may differ from our estimates and assumptions.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Business Combinations
We account for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with the principles outlined in ASC 820, Fair Value Measurement. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of the acquired businesses are included in our results of operations beginning from the date of acquisition. Acquisition-related costs are expensed as incurred.
During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Business Combination with SCH during the period ended June 30, 2021 was accounted for as a reverse recapitalization. See Note 2 for additional information.
Consolidation of Variable Interest Entities
We enter into arrangements in which we originate loans, establish a special purpose entity (“SPE”), and transfer loans to the SPE. We retain the servicing rights of those loans and hold additional interests in the SPE. We evaluate each such arrangement to determine whether we have a variable interest. If we determine that we have a variable interest in an SPE, we then determine whether the SPE is a VIE. If the SPE is a VIE, we assess whether we are the primary beneficiary of the VIE, such that we must consolidate the VIE on our Consolidated Balance Sheets. To determine if we are the primary beneficiary, we identify the most significant activities and determine who has the power over those activities, and who absorbs the variability in the economics of the VIE. As of June 30, 2021 and December 31, 2020, we had 13 and 15 consolidated VIEs, respectively, on our Unaudited Condensed Consolidated Balance Sheets. Refer to Note 4 for more details regarding our consolidated VIEs. As of June 30, 2021 and December 31, 2020, there was one and one consolidated VIE, respectively, which did not have securitization debt.
We periodically reassess our involvement with each VIE in which we have a variable interest. We monitor matters related to our ability to control economic performance, such as management of the SPE and its underlying loans, contractual changes in the services provided, the extent of our ownership, and the rights of third parties to terminate us as the VIE servicer. In addition, we monitor the financial performance of each VIE for indications that we may or may not have the right to absorb benefits or the obligation to absorb losses associated with variability in the financial performance of the VIE that could potentially be significant to that VIE, which we define as a variable interest of greater than 10%.
A significant change to the pertinent rights of us or other parties, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could impact the determination of whether or not a VIE should be consolidated in future periods. VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. Our maximum exposure to loss as a result of our involvement with consolidated VIEs is limited to our investment, which is eliminated in consolidation. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in consolidated VIEs.
Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a three-level fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis in periods subsequent to their initial measurement. The hierarchy requires us to use observable inputs when available and to minimize the use of unobservable inputs when determining fair value. The three levels are defined as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
•Level 2 — Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or observable inputs other than quoted prices.
•Level 3 — Unobservable inputs for assets or liabilities for which there is little or no market data, which requires us to develop our own assumptions. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the asset or liability.
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. As a result, the related gains and losses for assets and liabilities within the Level 3 category presented in Note 7 may include changes in fair value that are attributable to both observable and unobservable inputs.
Transfers of Financial Assets
The transfer of an entire financial asset and, to a much lesser extent, a participating interest in an entire financial asset in which we surrender control over the asset is accounted for as a sale if all of the following conditions are met:
•the financial asset is isolated from the transferor and its consolidated affiliates as well as its creditors, even in bankruptcy or other receivership;
•the transferee or beneficial interest holders have the right to pledge or exchange the transferred financial asset; and
•the transferor, its consolidated affiliates and its agents do not maintain effective control over the transferred financial asset.
Loan sales are aggregated in the financial statements due to the similarity of both the loans transferred and servicing arrangements. The portion of our income relating to ongoing servicing and the fair value of our servicing rights are dependent upon the performance of the sold loans. We measure the gain or loss on the sale of financial assets as the net assets received from the sale less the carrying amount of the loans sold. The net assets received from the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including but not limited to cash, servicing assets, retained securitization investments and recourse obligations.
When securitizing loans, we employ a two-step transaction that includes the isolation of the underlying loans in a trust and the sale of beneficial interests in the trust to a bankruptcy-remote entity. Transfers of financial assets that do not qualify for sale accounting are reported as secured borrowings. Accordingly, the related assets remain on our Consolidated Balance Sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds received from these transfers are reported as liabilities, with related interest expense recognized over the life of the related secured borrowing.
As a component of the loan sale agreements, we make certain representations to third parties that purchase our previously-held loans, some of which include Federal National Mortgage Association (“FNMA”) repurchase requirements and all of which are standard in nature and do not constrain our ability to recognize a sale for accounting purposes. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans arising from these representations are accrued if probable and estimable. Pursuant to ASC 460, Guarantees, we establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets, with the corresponding charges recorded within noninterest income — loan origination and sales in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Cash and Cash Equivalents
Cash and cash equivalents include unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents consist primarily of cash deposits, certificate of deposit accounts held on reserve, money market funds held by consolidated VIEs, funds reserved for committed stock purchases, and collection balances. These accounts are earmarked as restricted because these balances are either member balances held in our custody, cash segregated for regulatory purposes associated with brokerage activities, escrow requirements for certain debt facilities and derivative agreements, deposits required by various bank holding companies we partner with (“Member Banks”) that support one or more of our products, loan collection balances awaiting disbursement, or represent consolidated VIE cash balances that we cannot use for general operating purposes.
Loans
As of June 30, 2021, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value, and credit card loans, which are measured at amortized cost, and which we began originating in the third quarter of 2020. As of December 31, 2020, we also had a commercial loan, which is further discussed below.
Loans Measured at Fair Value
Our personal loans, student loans and home loans are carried at fair value on a recurring basis and, therefore, all direct fees and costs related to the origination process are recognized in earnings as earned or incurred. We elected the fair value option to measure these loans, as we believe that fair value best reflects the expected economic performance of the loans, as well as our intentions given our gain on sale origination model. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income — loan origination and sales in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Our consolidated loans are originated with the intention to sell to third-party investors and are, therefore, considered held for sale. Securitized loans are assets held by consolidated SPEs as collateral for bonds issued, for which fair value changes are recorded within noninterest income — securitizations in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Gains or losses recognized upon deconsolidation of a VIE are also recorded within noninterest income — securitizations.
Loans do not trade in an active market with readily observable prices. We determine the fair value of our loans using a discounted cash flow methodology, while also considering market data as it becomes available. We classify loans as Level 3 because the valuations utilize significant unobservable inputs.
We consider a loan to be delinquent when the borrower has not made the scheduled payment amount within one day of the scheduled payment date, provided the borrower is not in school or in deferment, forbearance or within an agreed-upon grace period. Loan deferment is a provision in the student loan contract that permits the borrower to defer payments while enrolled at least half time in school. During the deferment period, interest accrues on the loan balance and is capitalized to the loan when the loan enters repayment status, which begins when the student no longer qualifies for deferment.
Whereas deferment only relates to student loans, forbearance applies to student loans, personal loans and home loans. A borrower in repayment may generally request forbearance for reasons including a FEMA-declared disaster, unemployment, economic hardship or general economic uncertainty. Forbearance typically cannot exceed a total of 12 months over the life of the loan. If forbearance is granted, interest continues to accrue during the forbearance period and is capitalized to the loan when the borrower resumes making payments. At the conclusion of a forbearance period, the contractual monthly payment is recalculated and is generally higher as a result.
Delinquent loans are charged off after 120 days of nonpayment or on the date of confirmed loss, at which time we stop accruing interest and reverse all accrued but unpaid interest as of such date. Additional information about our loans measured at fair value is included in Note 3 through Note 5, as well as Note 7.
Loans Measured at Amortized Cost
As of June 30, 2021 and December 31, 2020, loans measured at amortized cost included credit card loans. We launched our credit card product in the third quarter of 2020, which was expanded to a broader market in the fourth quarter of 2020. Our credit card loan portfolio had a carrying value of $42,167 and $3,723 as of June 30, 2021 and December 31, 2020, respectively. During the fourth quarter of 2020, we also issued a commercial loan, which had a principal balance of $16,500 and

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
accumulated unpaid interest of $12 as of December 31, 2020, all of which was repaid during January 2021. For loans measured at amortized cost, we present accrued interest within loans in the Unaudited Condensed Consolidated Balance Sheets.
Allowance for Credit Losses
Effective January 1, 2020, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which requires upfront recognition of lifetime expected credit losses using a current expected credit loss model. As of June 30, 2021, the standard was applicable to (i) cash equivalents and restricted cash equivalents, (ii) accounts receivable from contracts with customers, inclusive of servicing related receivables, (iii) margin receivables, which were attributable to our activities at 8 Limited, (iv) certain loan repurchase reserves representing guarantees of credit exposure, and (v) loans measured at amortized cost, including credit card loans. Our approaches to measuring the allowance for credit losses on the applicable financial assets are as follows:
Cash equivalents and restricted cash equivalents: Our cash equivalents and restricted cash equivalents are short-term in nature and of high credit quality; therefore, we determined that our exposure to credit losses over the life of these instruments was immaterial.
Accounts receivable from contracts with customers: Accounts receivable from contracts with customers as of the balance sheet dates are recorded at their original invoice amounts reduced by any allowance for credit losses. In accordance with the standard, we pool our accounts receivable, all of which are short-term in nature and arise from contracts with customers, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. Certain of our historical accounts receivable balances did not have any write-offs. We use the aging method and historical loss rates as a basis for estimating the percentage of current and delinquent accounts receivable balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In applying such adjustments, we primarily evaluate changes in customer creditworthiness, current economic conditions, expectations of near-term economic trends and changes in customer payment terms and collection trends. For the measurement dates presented herein, given our methods of collecting funds, and that we have not observed meaningful changes in our customers’ payment behavior, we determined that our historical loss rates remained most indicative of our lifetime expected losses.
When we determine that a receivable is not collectible, we write off the uncollectible amount as a reduction to both the allowance and the gross asset balance. Recoveries are recorded when received and credited to provision for credit losses. Accrued interest is excluded from the measurement of the allowance for credit losses. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for credit losses being recognized in the period in which the change occurs. See Note 6 for additional information on our accounts receivable.
Margin receivables: Our margin receivables, which are associated with margin lending services we offer to members through 8 Limited and which we acquired in 2020, are fully collateralized by the borrowers’ securities under collateral maintenance provisions, to which we regularly monitor adherence. Therefore, using the practical expedient in ASC 326-20-35-6, Financial Instruments — Credit Losses, we did not record expected credit losses on this pool of margin receivables, as the fair value of the underlying collateral is expected to exceed the amortized cost of the receivables.
Loan repurchase reserves: We issue financial guarantees related to certain non-agency loan transfers, which are subject to repurchase based on the occurrence of certain credit-related events within a specified amount of time following loan transfer, which does not exceed 90 days from origination. We estimate the contingent guarantee liability based on our historical repurchase activity for similar types of loans and assess whether adjustments to our historical loss experience are required based on current conditions and forecasts of future conditions, as appropriate, as our exposure under the guarantee is short-term in nature. See Note 14 for additional information on our guarantees.
Credit card loans: Our estimates of the allowance for credit losses as of June 30, 2021 and December 31, 2020 were $691 and $219, respectively. Our credit card loan portfolio consists of small balance, homogenous loans. We pool credit card loans using ten internal risk tier categories. We assign the risk tier of our credit card loans primarily based on credit scores, such as FICO, and by utilizing a proprietary risk model that relies on other attributes from credit bureau data to model account-level charge off probability. These pools are reassessed periodically to confirm that all loans within each pool continue to share similar risk characteristics. We establish an allowance for the pooled credit card loans within each internal risk tier using a combination of historical industry and bureau data, which are then adjusted for current conditions and reasonable and

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
supportable forecasts of future conditions, including economic conditions. We apply the probability-of-default and loss-given-default methods to the drawn balance of credit card loans within each internal risk tier to estimate the lifetime expected credit losses within each tier, which are then aggregated to determine the allowance for credit losses. We estimate the average life over which expected credit losses may occur for the pools of credit card loans within each risk tier using both internal data and historical industry data for credit card loans with comparable risk profiles, which primarily reflects expectations of future payments on the credit card account. Similarly, we estimate the expected annual loss rate for the pools of credit card loans within each risk tier using historical credit bureau data for credit card loans with comparable risk profiles. We do not measure credit losses on the undrawn credit exposure, as such undrawn credit exposure is unconditionally cancellable by us. Management further considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit decisioning process, underwriting and collection management policies; the effects of external factors, such as regulatory requirements; general economic conditions; and inherent uncertainties in applying the methodology. The assignment of internal risk tiers and determination of comparable industry and credit bureau data involves subjective management judgment.
When necessary, we apply a separate credit loss methodology to assets that have deteriorated in credit quality and, as such, no longer share similar risk characteristics with other assets in the pool. We either estimate the allowance for credit losses on such assets with deteriorated credit quality individually based on individual risk characteristics or as part of a separate pool of assets that shares similar risk characteristics. This was not material for the periods presented.
Credit card loans are reported as delinquent when they become 30 or more days past due. Credit card loans are charged off after 180 days of nonpayment or on the date of the confirmed loss, at which time we stop accruing interest and reverse all accrued but unpaid interest through interest income as of such date. When a credit card loan is charged off, we record a reduction to the allowance and the credit card loan balance. When recovery payments are received against charged off credit card loans, we record a direct reduction to the provision for credit losses and resume the accrual of interest. Credit card receivables associated with alleged or potential fraudulent transactions are charged off through noninterest expense — general and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Credit card loans charged off due to delinquency during the three and six months ended June 30, 2021 were immaterial. There were no credit card loans on nonaccrual status as of June 30, 2021 and December 31, 2020. Credit card loans charged off due to alleged or potential fraudulent transactions during the three and six months ended June 30, 2021 were $341. Accrued interest receivables written off during the three and six months ended June 30, 2021 were immaterial.
We elected to exclude interest on credit card loans from the measurement of our allowance, as our policy allows for accrued interest to be reversed in a timely manner. Further, we elected the practical expedient to exclude the accrued interest component of our credit card loans from the quantitative disclosures presented in accordance with the guidance.
Credit Quality Indicators
The primary credit quality indicators that are important to understanding the overall credit performance of our credit card borrowers and their ability to repay are reflected by delinquency status and our internal risk tier categories. The Company monitors these credit quality indicators on an ongoing basis.
The following table presents the amortized cost basis of our credit card loan portfolio (excluding accrued interest and before the allowance for credit losses) by either current or delinquency status as of the dates indicated:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
June 30, 2021
Credit card loans	$41,792	476	240	117	833	$42,625
December 31, 2020
Credit card loans	$3,864	74	2	—	76	$3,940
_______________
(1)As of June 30, 2021, all of the credit card loans that were 90 days or more past due continued to accrue interest.
(2)Presented before allowance for credit losses of $691 and $219 as of June 30, 2021 and December 31, 2020, respectively, and excludes accrued interest of $233 and $2, respectively.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our credit card loan portfolio (excluding accrued interest and before the allowance for credit losses) by our internal risk tier categories as of the dates indicated. Risk tier category 1 reflects the highest anticipated credit performance based on the factors utilized in our proprietary risk model, which primarily rely on credit bureau attributes, and risk tier category 10 reflects the lowest anticipated credit performance.

Risk Tier Category	June 30, 2021	December 31, 2020
1	$3,876	$570
2	3,122	390
3	4,260	282
4	4,719	321
5	4,590	492
6	4,028	335
7	5,414	338
8	7,078	696
9	3,168	169
10	2,370	347
Total Credit Card Loans	$42,625	$3,940
Servicing Rights
Each time we enter into a servicing agreement, we determine whether we should record a servicing asset, servicing liability, or neither a servicing asset nor liability. We elected the fair value option to measure our servicing rights subsequent to initial recognition. We measure the initial and subsequent fair value of our servicing rights using a discounted cash flow methodology, which includes our contractual servicing fee, ancillary income, prepayment rate assumptions, default rate assumptions, a discount rate commensurate with the risk of the servicing asset or liability being valued, and an assumed market cost of servicing, which is based on active quotes from third-party servicers. For servicing rights retained in connection with loan transfers that do not meet the requirements for sale accounting treatment, there is no recognition of a servicing asset or liability.
Servicing rights are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income — loan origination and sales in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Servicing rights are measured at fair value at each subsequent reporting date and changes in fair value are reported in earnings in the period in which they occur. Subsequent measurement changes, including servicing fee payments and fair value changes, are included within noninterest income — servicing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We elected the fair value option to measure our servicing rights to better align with the valuation of our loans, which are impacted by similar factors, such as conditional prepayment rates. We consider the risk of the assets and the observability of inputs in determining the classes of servicing rights. We have three classes of servicing assets: personal loans, home loans and student loans. No servicing was acquired or assumed from a third party during the three and six months ended June 30, 2021 and 2020. There is prepayment and delinquency risk inherent in our servicing rights, but we currently do not use any instruments to mitigate such risks.
See Note 7 for the key inputs used in the fair value measurements of our classes of servicing rights.
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual interests and asset-backed bonds. We measure these investments at fair value on a recurring basis. Gains and losses related to our securitization investments are reported within noninterest income — securitizations in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available. We classify the residual investments as Level 3 due to the reliance on significant unobservable valuation inputs. We classify asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Our residual investments accrete interest income over the expected life using the effective yield method pursuant to ASC 325-40, Investments — Other, which reflects a portion of the overall fair value adjustment recorded each period on our residual investments. On a quarterly basis, we reevaluate the cash flow estimates over the life of the residual investments to determine if a change to the accretable yield is required on a prospective basis. Additionally, we record interest income associated with asset-backed bonds over the term of the underlying bond using the effective interest method on unpaid bond amounts. Interest income on residual investments and asset-backed bonds is presented within interest income — securitizations in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
See Note 7 for the key inputs used in the fair value measurements of our residual investments and asset-backed bonds.
Equity Method Investments
We purchased a 16.7% interest in Apex Clearing Holdings, LLC (“Apex”) for $100,000 in December 2018, which represented our only significant equity method investment at the time. We recorded our portion of Apex equity method earnings within noninterest income — other in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and as an increase to the carrying value of our equity method investment in the Unaudited Condensed Consolidated Balance Sheets. We recognized equity method earnings on our investment in Apex of $2,599 and $3,596 during the three and six months ended June 30, 2020, which included basis difference amortization. During the six months ended June 30, 2020, we invested an additional $145 in Apex.
The seller of the Apex interest had call rights over our initial equity interest in Apex (“Seller Call Option”) from April 14, 2020 to December 14, 2023, which rights were exercised in January 2021. Therefore, we ceased recognizing Apex equity investment income subsequent to the call date. As of December 31, 2020, we measured the carrying value of the Apex equity method investment equal to the call payment that we received in January 2021 of $107,534. There was no equity method investment balance as of June 30, 2021.
We did not receive any distributions during the three and six months ended June 30, 2021 or 2020.
We also had an equity method investment balance related to a residential mortgage origination joint venture, which was discontinued in the third quarter of 2020. For the three and six months ended June 30, 2020, the earnings related to this joint venture were immaterial.
Derivative Financial Instruments
We enter into derivative contracts to manage future loan sale execution risk. We did not elect hedge accounting, as management’s hedging intentions are to economically hedge the risk of unfavorable changes in the fair value of our student loans, personal loans and home loans. Our derivative instruments include interest rate futures, interest rate options, interest rate swaps, interest rate lock commitments (“IRLC”), credit default swaps and mortgage pipeline hedges. The interest rate futures, interest rate options and mortgage pipeline hedges are measured at fair value and categorized as Level 1 fair value assets and liabilities, as all contracts held are traded in active markets for identical assets or liabilities and quoted prices are accessible by us at the measurement date. The interest rate swaps are measured at fair value and categorized as Level 2 fair value assets and liabilities, as all contracts held are traded in active markets for similar assets or liabilities and other observable inputs are available at the measurement date. IRLCs are categorized as Level 3 fair value assets and liabilities, as the fair value is highly dependent on an assumed loan funding probability. Changes in derivative instrument fair values are recognized in earnings as they occur. Depending on the measurement date position, derivative financial instruments are presented within other assets or accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
In addition, in the past we have entered into derivative contracts to hedge the market risk associated with some of our non-securitization investments, which are also presented within other assets or accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets. We did not elect hedge accounting.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the gains (losses) recognized on our derivative instruments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative contracts to manage future loan sale execution risk(1)(2)	$(13,937)	$(10,566)	$22,134	$(46,287)
IRLCs(1)(3)	642	6,390	(7,860)	17,131
Derivative contracts to manage market risk associated with non-securitization investments(4)	—	—	—	996
Total	$(13,295)	$(4,176)	$14,274	$(28,160)
_____________________
(1) Recorded within noninterest income — loan origination and sales in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) The loss recognized during the six months ended June 30, 2020 was inclusive of a $22,487 gain on credit default swaps that were opened and settled during the period.
(3) IRLCs are not an economic hedge of loan fair values.
(4) For the six months ended June 30, 2020, the gain was recorded within noninterest income — other in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We did not have any such derivative contracts to hedge our non-securitization investments during the 2021 periods.
Certain derivative instruments are subject to enforceable master netting arrangements. Accordingly, we present our net asset or liability position by counterparty in the Unaudited Condensed Consolidated Balance Sheets. Additionally, since our cash collateral balances do not approximate the fair value of the derivative position, we do not offset our right to reclaim cash collateral or obligation to return cash collateral against recognized derivative assets or liabilities. As of June 30, 2021, our derivative instruments were in liability positions totaling $1,081, with no offsetting asset positions and cash collateral of $888 related to our master netting arrangements. As of December 31, 2020, our derivative instruments were in liability positions totaling $2,955, with no offsetting asset positions and cash collateral of $1,746 related to our master netting arrangements. The cash collateral was included within restricted cash and restricted cash equivalents in the Unaudited Condensed Consolidated Balance Sheets. See Note 7 for additional information on our derivative assets and liabilities. Our derivative instruments are reported within net cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
Residual Interests Classified as Debt
For residual interests related to consolidated securitizations, the residual interests held by third parties are presented as residual interests classified as debt in the Unaudited Condensed Consolidated Balance Sheets. We measure residual interests classified as debt at fair value on a recurring basis. We record subsequent measurement changes in fair value in the period in which the change occurs within noninterest income — securitizations in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We determine the fair value of residual interests classified as debt using a discounted cash flow methodology, while also considering market data as it becomes available. We classify the residual interests classified as debt as Level 3 due to the reliance on significant unobservable valuation inputs.
We recognize interest expense related to residual interests classified as debt over the expected life using the effective yield method, which reflects a portion of the overall fair value adjustment recorded each period on our residual interests classified as debt. Interest expense related to residual interests classified as debt is presented within interest expense — securitizations and warehouses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On a quarterly basis, we reevaluate the cash flow estimates to determine if a change to the accretable yield is required on a prospective basis.
See Note 7 for the key inputs used in the fair value measurements of residual interests classified as debt.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loan Origination and Sales Activities
We measure our loans at fair value and, therefore, all direct fees and costs related to the origination process are recognized in earnings as earned or incurred. Direct fees, which primarily relate to home loan originations, and direct loan origination costs are recorded within noninterest income — loan origination and sales and noninterest expense — cost of operations, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As part of our loan sale agreements, we may retain the rights to service sold loans. We calculate a gain or loss on the sale based on the sum of the proceeds from the sale and any servicing asset recognized, less the carrying value of the loans sold. Our gain or loss calculation is also inclusive of repurchase liabilities recognized at the time of sale.
For our credit card loans, direct loan origination costs are deferred within other assets in the Unaudited Condensed Consolidated Balance Sheets and amortized on a straight-line basis over the privilege period, which we have determined to be 12 months, within interest income — loans in the Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and six months ended June 30, 2021, we amortized $102 of deferred costs into interest income and had a remaining balance of deferred costs of $1,124 within other assets as of June 30, 2021.
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, in each of our revenue arrangements, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects our expected consideration in exchange for those goods or services.
Disaggregated Revenue
The table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates. Revenues from contracts with customers are presented within noninterest income — Technology Platform fees and noninterest income — other in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(Loss). There are no revenues from contracts with customers attributable to our Lending segment for any of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Financial Services
Referrals	$3,140	$1,163	$5,394	$2,752
Brokerage	7,054	869	11,666	1,046
Payment network	1,473	523	2,675	821
Underwriting fees	1,760	—	1,760	—
Enterprise services	2,696	57	2,754	111
Total	$16,123	$2,612	$24,249	$4,730
Technology Platform
Technology Platform fees	$44,950	$16,202	$90,609	$16,202
Payment network	379	236	821	236
Total	$45,329	$16,438	$91,430	$16,438
Total Revenue from Contracts with Customers
Technology Platform fees	$44,950	$16,202	$90,609	$16,202
Referrals	3,140	1,163	5,394	2,752
Payment network	1,852	759	3,496	1,057
Brokerage	7,054	869	11,666	1,046
Underwriting fees	1,760	—	1,760	—
Enterprise services	2,696	57	2,754	111
Total	$61,452	$19,050	$115,679	$21,168

Technology Platform Fees
Commencing in May 2020 with our acquisition of Galileo, we earn Technology Platform fees for providing an integrated platform as a service for financial and non-financial institutions. Within our technology platform fee arrangements, certain contracts contain a provision for a fixed, upfront implementation fee related to setup activities, which represents an advance payment for future technology platform services. Our implementation fees are recognized ratably over the contract life, as we consider the implementation fee partially earned each month that we meet our performance obligation over the life of the contract. We had deferred revenues of $2,686 and $2,520 as of June 30, 2021 and December 31, 2020, respectively, which are presented within accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2021, we recognized revenue of $182 and $338, respectively, associated with deferred revenues within noninterest income — Technology Platform fees in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and six months ended June 30, 2020, we recognized revenue of $76 and $76, respectively, associated with deferred revenues.
Sales commissions: Capitalized sales commissions presented within other assets in the Unaudited Condensed Consolidated Balance Sheets, which are incurred in connection with obtaining a technology platform-as-a-service contract, were $558 and $527 as of June 30, 2021 and December 31, 2020, respectively. Additionally, we incur ongoing monthly commissions, which are expensed as incurred, as the benefit of such sales efforts are realized only in the period in which the commissions are earned. During the three and six months ended June 30, 2021, commissions recorded within noninterest expense — sales and marketing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $961 and $1,770, respectively, of which $79 and $143, respectively, represented amortization of capitalized sales commissions. During the three and six months ended June 30, 2020, commissions were $262 and $262, of which $18 and $18 represented amortization of capitalized sales commissions.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Enterprise Services
Commencing in the second quarter of 2021, enterprise services also includes fees for providing advisory services in connection with helping operating companies successfully complete the business combination process, inclusive of obtaining the required shareholder votes. The amount of revenue is recorded on a gross basis within noninterest income — other in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as we fully control the fulfillment of our performance obligation acting in the capacity of a principal. Out-of-pocket expenses associated with satisfying the performance obligation are recognized at the time the related revenue is recognized and presented as part of noninterest expense — general and administrative.

Underwriting Fees
Commencing in the second quarter of 2021, we earned underwriting fees related to our membership in underwriting syndicates for initial public offerings. The underwriting of securities is the only performance obligation in our underwriting agreements, and we recognize underwriting fees on the trade date. Moreover, we are a principal in our underwriting agreements, because we demonstrate the requisite control over the satisfaction of the performance obligation through the assumption of underwriter liability for our designated share allotment. As such, we recognize underwriting fee revenue on a gross basis within noninterest income — other in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Contract Assets
As of June 30, 2021 and December 31, 2020, accounts receivable, net associated with revenue from contracts with customers was $30,410 and $23,278, respectively, which was reported within other assets in the Unaudited Condensed Consolidated Balance Sheets.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded in accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, estimates may be different from the actual outcomes. With respect to legal proceedings, we recognize legal fees as they are incurred within noninterest expense — general and administrative in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 14 for discussion of contingent matters.
Recently Adopted Accounting Standards
We did not adopt any accounting standards during the six months ended June 30, 2021.
Recent Accounting Standards Issued, But Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies the scope of Topic 848 for certain derivative instruments that use an interest rate for margining, discounting or contract price alignment. ASU 2020-04 and ASU 2021-01 were both effective upon issuance and may be applied to contract modifications from January 1, 2020 through December 31, 2022. We are in the process of reviewing our borrowings and Series 1 redeemable preferred stock dividends that utilize LIBOR as the reference rate and are evaluating options for modifying such arrangements in accordance with the provisions of the standard and the potential impact that such modifications may have on our consolidated financial statements and related disclosures.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The standard is effective for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the effect of adopting this standard on our consolidated financial statements and related disclosures.
Note 2. Business Combinations
Merger with Social Capital Hedosophia Holdings Corp. V
On January 7, 2021, Social Finance entered into the Agreement by and among Social Finance, SCH, a Cayman Islands exempted company limited by shares, and Plutus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of SCH (“Merger Sub”). Pursuant to the Agreement, Merger Sub merged with and into Social Finance. Upon the Closing on May 28, 2021, the separate corporate existence of Merger Sub ceased and Social Finance survived the merger and became a wholly-owned subsidiary of SCH. On May 28, 2021, SCH also filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated as a Delaware corporation, changing its name from “Social Capital Hedosophia Holdings Corp. V” to “SoFi Technologies, Inc.” These transactions are collectively referred to as the “Business Combination”.
The Business Combination was accounted for as a reverse recapitalization whereby SCH was determined to be the accounting acquiree and Social Finance to be the accounting acquirer. This accounting treatment is the equivalent of Social Finance issuing stock for the net assets of SCH, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination are those of Social Finance. At the Closing, we received gross cash consideration of $764.8 million as a result of the reverse recapitalization, which was then reduced by:
•A redemption of redeemable common stock (classified as temporary equity) of $150.0 million;
•A Special Payment (as defined in Note 9), which was accounted for as an embedded derivative, and made to our Series 1 preferred stockholders of $21.2 million (which was expensed as incurred); and
•Our equity issuance costs.
In connection with the Business Combination, Social Finance incurred $27.5 million of equity issuance costs, consisting of advisory, legal, share registration and other professional fees, which are recorded within additional paid-in capital as a reduction of proceeds. We paid $0.6 million of the equity issuance costs during 2020.
In connection with the Business Combination, SCH entered into subscription agreements with certain investors (the “Third Party PIPE Investors”), whereby it issued 122,500,000 shares of common stock at $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $1.225 billion (“PIPE Investment”), which closed simultaneously with the consummation of the Business Combination. Upon the Closing, the PIPE Shares were automatically converted into shares of SoFi Technologies common stock on a one-for-one basis.
Upon the Closing, holders of Social Finance common stock received shares of SoFi Technologies common stock in an amount determined by application of the exchange ratio of 1.7428 (“Exchange Ratio”), which was based on Social Finance’s implied price per share prior to the Business Combination. Additionally, holders of Social Finance preferred stock (with the exception of the Series 1 preferred stockholders) received shares of SoFi Technologies common stock in amounts determined by application of either the Exchange Ratio or a multiplier of the Exchange Ratio, as provided by the Agreement.
Acquisition of Golden Pacific Bancorp, Inc.
During March 2021, the Company and Golden Pacific Bancorp, Inc. (“Golden Pacific”), a California corporation, entered into an Agreement and Plan of Merger (the “Bank Merger”), by and among the Company, a wholly-owned subsidiary of the

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Company and Golden Pacific, pursuant to which the Company will acquire all of the outstanding equity interests in Golden Pacific and thereby acquire its wholly-owned subsidiary, Golden Pacific Bank, National Association (“Golden Pacific Bank”), for total cash purchase consideration of $22.3 million, of which approximately $0.7 million could be held back by the Company in escrow (“Holdback Amount”) if certain legal proceedings with which Golden Pacific is involved as a plaintiff are not resolved at the time the Bank Merger closes. The Holdback Amount will be used for further financing or costs incurred associated with the litigation and any remaining amount upon resolution of the litigation will be released to the Golden Pacific shareholders. Alternatively, if the legal proceedings are resolved prior to the close of the Bank Merger and a favorable settlement is received, the merger consideration will be increased by the amount of such proceeds, net of all fees and expenses and taxes payable in respect of such proceeds, such that the settlement will be returned to the Golden Pacific shareholders.
Golden Pacific is duly registered as a bank holding company with the Board of Governors of the Federal Reserve System. Golden Pacific Bank is a national banking association duly organized and validly existing and in good standing under the laws of the United States and is regulated by the Office of the Comptroller of the Currency (the “OCC”). Deposit accounts of Golden Pacific Bank are insured by the FDIC through the Deposit Insurance Fund to the fullest extent permitted by law. The closing of the Bank Merger is subject to regulatory approval, including approval from the OCC of a revised business plan for Golden Pacific Bank, and approval from the Federal Reserve to become a bank holding company and for a change of control, and other customary closing conditions, which the Company anticipates can be completed by the end of 2021. The Bank Merger will be accounted for as a business combination. The purchase consideration will be allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The acquisition is not expected to be a significant acquisition under ASC 805 or Regulation S-X, Rule 3-05. In March 2021, the Company submitted an application to the Federal Reserve to become a bank holding company. The application review process is ongoing.
Acquisition of Galileo Financial Technologies, Inc.
On May 14, 2020, we acquired Galileo Financial Technologies, Inc. and its subsidiaries (“Galileo”) by acquiring 100% of the outstanding Galileo stock as of that date. Galileo primarily provides technology platform services to financial and non-financial institutions. Our acquisition of Galileo enabled us to diversify our business from primarily consumer-based to also serve institutions that rely upon Galileo’s integrated platform as a service to serve their clients.
The following table presents the components of the purchase consideration to acquire Galileo:

Cash paid	$75,633
Seller note	243,998
Fair value of preferred stock issued(1)	813,413
Fair value of common stock options assumed(2)	32,197
Total purchase consideration	$1,165,241
___________________
(1) The preferred stock issued was subject to adjustment as part of the closing net working capital calculation, which was finalized in April 2021 and reduced the total purchase price consideration, as reflected herein and discussed below. See Note 9 for additional information. As of June 30, 2021, there were no remaining open items with regard to the purchase price allocation process for Galileo.
(2) We contemporaneously converted outstanding options to acquire common stock of Galileo into corresponding options to acquire common stock of SoFi (“Replacement Options”) at an exchange ratio of one Galileo option to 3.83 Replacement Options.
Upon the finalization of the closing net working capital calculation in April 2021, the total purchase price consideration was reduced by $743, which was settled through the return to SoFi of an equivalent value of 83,856 previously issued Series H-1 preferred stock, which were retired upon receipt. In April 2021, the adjustment similarly reduced the carrying value of

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
recognized goodwill, and did not impact the estimated fair values of the assets acquired and liabilities assumed in conjunction with the transaction. There were no other adjustments to goodwill during the three and six months ended June 30, 2021.
None of the goodwill recognized is deductible for tax purposes. Goodwill is primarily attributable to synergies expected from leveraging SoFi’s resources to further build upon Galileo’s product offerings, scaling Galileo’s operations and expanding its market reach. As such, the goodwill is fully allocated to the Technology Platform segment.
Identifiable intangible assets at the date of acquisition included finite-lived intangible assets with a gross carrying amount of $388,000, as follows:

	Gross Carrying Amount	Weighted Average Useful Life (Years)
Developed technology	$253,000	8.6
Customer-related	125,000	3.6
Trade names, trademarks and domain names	10,000	8.6

The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the three and six months ended June 30, 2020 as if the business combination had occurred on January 1, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Total net revenue	$127,190	$226,468
Net income (loss)	5,214	(112,424)
The unaudited supplemental pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the actual results of operations that would have been achieved, nor is it indicative of future results of operations.
The unaudited supplemental pro forma financial information reflects pro forma adjustments that give effect to applying the Company’s accounting policies and certain events the Company believes to be directly attributable to the acquisition. The pro forma adjustments primarily include:
•incremental straight-line amortization expense associated with acquired intangible assets;
•adjustments to depreciation expense resulting from accounting policy alignment between the acquirer and acquiree;
•incremental accretion of interest on the seller note;
•incremental post-combination stock-based compensation expense associated with the Replacement Options as if they had been granted on January 1, 2020;
•incremental acquisition-related costs; and
•the related income tax effects, at the statutory tax rate applicable for the period, of the pro forma adjustments noted above.
The unaudited supplemental pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Galileo.
Other Acquisitions
On April 28, 2020, the Company acquired 100% of the outstanding stock of 8 Limited, a Hong Kong brokerage services firm, for total consideration of $16,126, consisting of $561 in cash and $15,565 in fair value of Social Finance common stock issued. Of the 2,240,005 shares of Social Finance’s common stock issuable in connection with the acquisition, 1,919,356 shares were issued at the date of acquisition and the remaining issuable common stock is subject to certain representations and warranties and is expected to be issued within 18 months of the date of acquisition. The share awards issued in connection with

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
this acquisition have both performance and service-based requirements. The excess of the total purchase consideration over the fair value of the net assets acquired of $10,239 was allocated to goodwill, none of which is deductible for tax purposes. As the acquisition was not determined to be a significant acquisition as contemplated in ASC 805, the Company did not disclose the pro forma impact of this acquisition to the results of operations for the three and six months ended June 30, 2020.
Identifiable intangible assets at the date of acquisition included finite-lived intangible assets for developed technology, customer-related contracts and broker-dealer license and trading rights with an aggregate fair value of $5,038. The intangible assets are being amortized over a period of 3.6 to 5.7 years based on the estimated economic benefit derived from each of the underlying assets.
Note 3. Loans
As of June 30, 2021, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value, and credit card loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income, as applicable, as of the dates indicated:

	June 30,	December 31,
	2021	2020
Loans at fair value
Securitized student loans	$716,980	$908,427
Securitized personal loans	374,099	559,743
Student loans	2,022,513	1,958,032
Home loans	182,313	179,689
Personal loans	1,389,443	1,253,177
Total loans at fair value	4,685,348	4,859,068
Loans at amortized cost(1)
Credit card loans(2)	42,167	3,723
Commercial loan(3)	—	16,512
Total loans at amortized cost	42,167	20,235
Total loans	$4,727,515	$4,879,303
_____________________
(1) See Note 1 for additional information on our loans at amortized cost as it pertains to the allowance for credit losses pursuant to ASC 326.
(2) During the six months ended June 30, 2021, we had originations of credit card loans of $107,346 and gross repayments on credit card loans of $68,661.
(3) During the fourth quarter of 2020, we issued a commercial loan with a principal balance of $16,500 and which had accumulated interest of $12 as of December 31, 2020, all of which was repaid in January 2021.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans measured at fair value on a recurring basis as of the dates indicated:

	Student Loans	Home Loans	Personal Loans	Total
June 30, 2021
Unpaid principal	$2,646,209	$178,373	$1,705,269	$4,529,851
Accumulated interest	7,820	123	9,218	17,161
Cumulative fair value adjustments	85,464	3,817	49,055	138,336
Total fair value of loans	$2,739,493	$182,313	$1,763,542	$4,685,348
December 31, 2020
Unpaid principal	$2,774,511	$171,967	$1,780,246	$4,726,724
Accumulated interest	9,472	141	11,558	21,171
Cumulative fair value adjustments	82,476	7,581	21,116	111,173
Total fair value of loans	$2,866,459	$179,689	$1,812,920	$4,859,068

The following table summarizes the aggregate fair value of loans 90 days or more delinquent as of the dates indicated. As delinquent loans are charged off after 120 days of nonpayment, amounts presented below represent the fair value of loans that are 90 to 120 days delinquent. There were no home loans that were 90 days or more delinquent as of the dates presented.

	Student Loans	Personal Loans	Total
June 30, 2021
Unpaid principal	$1,186	$3,023	$4,209
Accumulated interest	55	105	160
Cumulative fair value adjustments	(556)	(2,746)	(3,302)
Fair value of loans 90 days or more delinquent	$685	$382	$1,067
December 31, 2020
Unpaid principal	$1,046	$4,199	$5,245
Accumulated interest	37	210	247
Cumulative fair value adjustments	(442)	(3,872)	(4,314)
Fair value of loans 90 days or more delinquent	$641	$537	$1,178

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our loans measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$2,666,793	$231,903	$1,573,908	$4,472,604
Origination of loans	859,497	792,228	1,294,384	2,946,109
Principal payments	(235,889)	(1,280)	(247,808)	(484,977)
Sales of loans	(610,941)	(841,642)	(970,135)	(2,422,718)
Purchases(1)	44,779	422	103,538	148,739
Change in accumulated interest	(403)	17	(153)	(539)
Change in fair value(2)	15,657	665	9,808	26,130
Fair value as of June 30, 2021	$2,739,493	$182,313	$1,763,542	$4,685,348

Three Months Ended June 30, 2020
Fair value as of March 31, 2020	$2,855,743	$125,968	$1,691,492	$4,673,203
Origination of loans	788,694	532,323	448,980	1,769,997
Principal payments	(199,330)	(178)	(231,601)	(431,109)
Sales of loans	(690,990)	(585,926)	(205,991)	(1,482,907)
Deconsolidation of securitizations	(495,507)	—	—	(495,507)
Purchases(1)	195	—	1,370	1,565
Change in accumulated interest	787	(118)	959	1,628
Change in fair value(2)	(11,550)	112	15,448	4,010
Fair value as of June 30, 2020	$2,248,042	$72,181	$1,720,657	$4,040,880

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$2,866,459	$179,689	$1,812,920	$4,859,068
Origination of loans	1,864,182	1,527,832	2,100,073	5,492,087
Principal payments	(486,108)	(2,759)	(506,007)	(994,874)
Sales of loans	(1,547,101)	(1,519,208)	(1,749,576)	(4,815,885)
Purchases(1)	44,850	541	104,539	149,930
Change in accumulated interest	(1,652)	(18)	(2,340)	(4,010)
Change in fair value(2)	(1,137)	(3,764)	3,933	(968)
Fair value as of June 30, 2021	$2,739,493	$182,313	$1,763,542	$4,685,348

Six Months Ended June 30, 2020
Fair value as of January 1, 2020	$3,185,233	$91,695	$2,111,030	$5,387,958
Origination of loans	2,923,200	879,131	1,350,674	5,153,005
Principal payments	(425,708)	(1,578)	(493,377)	(920,663)
Sales of loans	(2,947,049)	(898,968)	(983,337)	(4,829,354)
Deconsolidation of securitizations	(495,507)	—	(260,740)	(756,247)
Purchases(1)	33,562	—	3,205	36,767
Change in accumulated interest	921	(102)	(2,438)	(1,619)
Change in fair value(2)	(26,610)	2,003	(4,360)	(28,967)
Fair value as of June 30, 2020	$2,248,042	$72,181	$1,720,657	$4,040,880
__________________
(1) Purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity during the three and six months ended June 30, 2021 included securitization clean-up calls of $131,372 and $131,372, respectively. Purchase activity during the three and six months ended June 30, 2020 included securitization clean-up calls of $— and $33,012, respectively. Additionally, during the three and six months ended June 30, 2021, the

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Company elected to purchase $15,185 and $15,185, respectively, of previously sold loans from certain investors. The Company was not required to buy back these loans. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements.
(2) Changes in fair value of loans are recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within noninterest income — loan origination and sales for loans held on the balance sheet prior to transfer to a third party through a sale or to a VIE and within noninterest income — securitizations for loans in a consolidated VIE. Changes in fair value are impacted by valuation assumption changes, as well as sales price execution and amount of time the loans are held prior to sale. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $(9,038) and $7,385 during the three months ended June 30, 2021 and 2020, respectively, and $(2,111) and $7,112 during the six months ended June 30, 2021 and 2020, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
Note 4. Variable Interest Entities
Consolidated VIEs
The Company consolidates certain securitization trusts in which we have a variable interest and are deemed to be the primary beneficiary. Our consolidation policy is further discussed in Note 1.
The VIEs are SPEs with portfolio loans securing debt obligations. The SPEs were created and designed to transfer credit and interest rate risk associated with consumer loans through the issuance of collateralized notes and trust certificates. The Company makes standard representations and warranties to repurchase or replace qualified portfolio loans. Aside from these representations, the holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying portfolio loans securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. We hold a significant interest in these financing transactions through our ownership of a portion of the residual interest in certain VIEs. In addition, in some cases, we invest in the debt obligations issued by the VIE. Our investments in consolidated VIEs eliminate in consolidation. The residual interest is the first VIE interest to absorb losses should the loans securing the debt obligations not provide adequate cash flows to satisfy more senior claims and is, by design, the interest that we expect to absorb the expected gains and losses of the VIE. The Company’s exposure to credit risk in sponsoring SPEs is limited to our investment in the VIE. VIE creditors have no recourse against our general credit.
The following table presents the assets and liabilities of consolidated VIEs that were included in our Unaudited Condensed Consolidated Balance Sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation:

	June 30,	December 31,
	2021	2020
Assets:
Restricted cash and restricted cash equivalents	$65,366	$76,973
Loans	1,091,079	1,468,170
Total assets	$1,156,445	$1,545,143
Liabilities:
Accounts payable, accruals and other liabilities	$517	$759
Debt(1)	903,899	1,248,822
Residual interests classified as debt	112,545	118,298
Total liabilities	$1,016,961	$1,367,879
___________________
(1)Debt is presented net of debt issuance costs and debt premiums (discounts).
Nonconsolidated VIEs
We have created and designed personal loan and student loan trusts to transfer associated credit and interest rate risk associated with the loans through the issuance of collateralized notes and residual certificates. We have a variable interest in the nonconsolidated loan trusts, as we own collateralized notes and residual certificates in the loan trusts that absorb variability. We also have continuing, non-controlling involvement with the trusts as the servicer. As servicer, we have the power to perform the

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
activities which most impact the economic performance of the VIE, but since we hold an insignificant financial interest in the trusts, we are not the primary beneficiary. We define an insignificant financial interest as less than 10% of the expected gains and losses of the VIE. This financial interest represents the equity ownership interest in the loan trusts, wherein there is an obligation to absorb losses and the right to receive benefits from residual certificate ownership. The maximum exposure to loss as a result of our involvement with the nonconsolidated VIE is limited to our investment. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in nonconsolidated VIEs.
Personal Loans
We established one personal loan trust during the six months ended June 30, 2021 and one personal loan trust during the six months ended June 30, 2020, which were not consolidated as of the corresponding balance sheet dates. As of June 30, 2021 and December 31, 2020, we had investments in seven and nine nonconsolidated personal loan VIEs, respectively.
We did not provide financial support to any personal loan trusts beyond our initial equity investment during the periods presented. We did not deconsolidate any personal loan VIEs during the six months ended June 30, 2021. We deconsolidated two personal loan VIEs during the six months ended June 30, 2020, which were originally consolidated in 2017.
Student Loans
We established three student loan trusts during the six months ended June 30, 2021 and three student loan trusts during the six months ended June 30, 2020, which were not consolidated as of the corresponding balance sheet dates. As of June 30, 2021 and December 31, 2020, we had investments in 23 and 20 nonconsolidated student loan VIEs, respectively.
We did not provide financial support to any student loan trusts beyond our initial equity investment during the periods presented. We did not deconsolidate any student loan VIEs during the six months ended June 30, 2021. We consolidated one student loan VIE during the six months ended June 30, 2020 that was also deconsolidated during the period.
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which were included in our Unaudited Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2021	2020
Personal loans	$43,257	$71,115
Student loans	364,525	425,820
Securitization investments	$407,782	$496,935

Note 5. Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances. When a transfer of financial assets qualifies as a sale, in many instances we have continued involvement as the servicer of those financial assets. As we expect the benefits of servicing to be more than just adequate, we recognize a servicing asset. Further, in the case of securitization-related transfers that qualify as sales, we have additional continued involvement as an investor, albeit at insignificant levels relative to the expected gains and losses of the securitization. In instances where a transfer is accounted for as a secured borrowing, we perform servicing (but we do not recognize a servicing asset) and typically maintain a significant investment relative to the expected gains and losses of the securitization. In whole loan sales, we do not have a residual financial interest in the loans, nor do we have any other power over the loans that would constrain us from recognizing a sale. Additionally, we have no repurchase requirements related to transfers of personal loans, student loans and non-FNMA home loans other than standard origination representations and warranties, for which we record a liability based on expected repurchase obligations. For FNMA home loans, we have customary FNMA repurchase requirements, which do not constrain sale treatment but result in a liability for the expected repurchase requirement.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the loan securitization transfers qualifying for sale accounting treatment for the periods indicated. There were no home loan securitization transfers qualifying for sale accounting treatment during any of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Student loans
Fair value of consideration received:
Cash	$196,223	$24,700	$696,264	$2,015,357
Securitization investments	10,403	25,425	36,784	130,807
Deconsolidation of debt(1)	—	458,375	—	458,375
Servicing assets recognized	2,370	4,251	31,101	19,903
Total consideration	208,996	512,751	764,149	2,624,442
Aggregate unpaid principal balance and accrued interest of loans sold	200,379	496,787	726,505	2,540,052
Gain from loan sales(1)	$8,617	$15,964	$37,644	$84,390
Personal loans
Fair value of consideration received:
Cash	$198,491	$—	$198,491	$307,819
Securitization investments	10,481	—	10,481	20,961
Deconsolidation of debt(1)	—	—	—	272,680
Servicing assets recognized	1,238	—	1,238	1,644
Total consideration	210,210	—	210,210	603,104
Aggregate unpaid principal balance and accrued interest of loans sold	200,806	—	200,806	561,223
Gain from loan sales(1)	$9,404	$—	$9,404	$41,881
_____________________
(1)Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer held a significant financial interest in the underlying securitization entity, which can fluctuate from period to period depending on whether we continue to hold a significant financial interest in the underlying securitization entity. See Note 4 for further discussion of deconsolidations. The gain from loan sales excludes losses from deconsolidations of $8,601 for the three months ended June 30, 2020, which was related to student loans, and $13,716 for the six months ended June 30, 2020, of which $5,115 was related to personal loans in the first quarter of 2020. Losses on deconsolidations are presented within noninterest income — securitizations in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the whole loan sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Student loans
Fair value of consideration received:
Cash	$425,369	$713,335	$847,710	$938,858
Servicing assets recognized	3,740	7,905	8,598	10,138
Repurchase liabilities recognized	(79)	(130)	(158)	(172)
Total consideration	429,030	721,110	856,150	948,824
Aggregate unpaid principal balance and accrued interest of loans sold	412,222	692,548	825,312	911,142
Gain from loan sales	$16,808	$28,562	$30,838	$37,682
Home loans
Fair value of consideration received:
Cash	$856,317	$602,888	$1,552,514	$922,090
Servicing assets recognized	9,367	5,176	15,906	8,283
Repurchase liabilities recognized	(1,035)	(670)	(1,974)	(1,052)
Total consideration	864,649	607,394	1,566,446	929,321
Aggregate unpaid principal balance and accrued interest of loans sold	841,734	585,824	1,519,303	898,837
Gain from loan sales	$22,915	$21,570	$47,143	$30,484
Personal loans
Fair value of consideration received:
Cash	$801,437	$217,278	$1,612,689	$716,373
Servicing assets recognized	5,078	1,237	11,081	5,333
Repurchase liabilities recognized	(1,980)	(568)	(4,064)	(1,766)
Total consideration received	804,535	217,947	1,619,706	719,940
Aggregate unpaid principal balance and accrued interest of loans sold	773,194	206,947	1,555,723	688,275
Gain from loan sales	$31,341	$11,000	$63,983	$31,665

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information as of the dates indicated about the unpaid principal balances of transferred loans that are not recorded in our Unaudited Condensed Consolidated Balance Sheets, but with which we have a continuing involvement through our servicing agreements:

	Student Loans	Home Loans	Personal Loans	Total
June 30, 2021
Loans in repayment	$10,867,632	$3,668,950	$4,743,024	$19,279,606
Loans in-school/grace/deferment	23,851	—	—	23,851
Loans in forbearance	55,300	24,097	13,104	92,501
Loans in delinquency	84,636	7,734	79,537	171,907
Total loans serviced	$11,031,419	$3,700,781	$4,835,665	$19,567,865

December 31, 2020
Loans in repayment	$12,059,702	$2,629,015	$4,796,404	$19,485,121
Loans in-school/grace/deferment	26,158	—	—	26,158
Loans in forbearance	275,659	46,357	35,677	357,693
Loans in delinquency	91,424	8,493	110,640	210,557
Total loans serviced	$12,452,943	$2,683,865	$4,942,721	$20,079,529
The following table presents additional information about the servicing cash flows received and net charge-offs related to transferred loans with which we have a continuing involvement during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Student loans
Servicing fees collected	$14,269	$14,378	$23,294	$26,125
Charge-offs, net of recoveries(1)	4,651	2,646	7,704	8,445
Home Loans
Servicing fees collected	1,918	959	3,531	1,773
Charge-offs, net of recoveries	—	—	—	—
Personal Loans
Servicing fees collected	7,785	11,099	17,275	23,601
Charge-offs, net of recoveries(1)	28,359	52,069	66,176	117,994
Total
Servicing fees collected	$23,972	$26,436	$44,100	$51,499
Charge-offs, net of recoveries	$33,010	$54,715	$73,880	$126,439
_____________________
(1)Student loan and personal loan charge-offs, net of recoveries, are impacted by the timing of charge-off sales performed on behalf of the purchasers of our loans, which lower the net amount disclosed. For student loans, charge-off sales were meaningfully higher in the 2020 periods relative to the 2021 periods. For personal loans, the impact of charge-off sales was not meaningful to the period-over-period comparison presented.

Note 6. Allowance for Credit Losses
We measure our allowance for credit losses on accounts receivable, which primarily relates to Galileo, and on loans measured at amortized cost, including credit card loans, under ASC 326. Given our methods of collecting funds on servicing receivables, our historical experience of infrequent write offs, and that we have not observed meaningful changes in our counterparties’ abilities to pay, we determined that the future exposure to credit losses on servicing related receivables was immaterial.
The following table summarizes the activity in the balances of allowance for credit losses on accounts receivable and credit card loans during the periods indicated. There was no activity in the balances of allowance for credit losses for these asset

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
classes during the three and six months ended June 30, 2020.

	Accounts Receivable(1)	Credit Card Loans(1)
Balance at March 31, 2021	$919	$171
Provision for expected losses	645	526
Write-offs charged against the allowance	(334)	(6)
Balance at June 30, 2021	$1,230	$691

Balance at December 31, 2020	$562	$219
Provision for expected losses	1,780	526
Write-offs charged against the allowance	(1,112)	(54)
Balance at June 30, 2021	$1,230	$691
_____________________
(1)Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the Unaudited Condensed Consolidated Balance Sheets. Loans measured at amortized cost, including credit card loans, net of allowance for credit losses, are presented within loans.
Note 7. Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities (i) measured at fair value on a recurring basis, (ii) measured at fair value on a nonrecurring basis, or (iii) disclosed but not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets as of the dates presented.

		June 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents(1)	1	$461,920	$461,920	$872,582	$872,582
Restricted cash and restricted cash equivalents(1)	1	306,533	306,533	450,846	450,846
Student loans(2)	3	2,739,493	2,739,493	2,866,459	2,866,459
Home loans(2)	3	182,313	182,313	179,689	179,689
Personal loans(2)	3	1,763,542	1,763,542	1,812,920	1,812,920
Credit card loans(1)	3	42,167	44,292	3,723	3,723
Commercial loan(1)	3	—	—	16,512	16,512
Servicing rights(2)	3	159,767	159,767	149,597	149,597
Asset-backed bonds(2)(7)	2	264,682	264,682	357,411	357,411
Residual investments(2)(7)	3	143,100	143,100	139,524	139,524
Non-securitization investments – ETFs and common stock(2)(10)(11)	1	4,879	4,879	6,850	6,850
Non-securitization investments – other(3)	3	3,315	3,315	1,147	1,147
Interest rate lock commitments(2)(5)	3	7,760	7,760	15,620	15,620
Total assets		$6,079,471	$6,081,596	$6,872,880	$6,872,880
Liabilities
Debt(1)	2	$2,319,918	$2,365,092	$4,798,925	$4,851,658
Residual interests classified as debt(2)	3	112,545	112,545	118,298	118,298
Warrant liabilities – Series H warrants(2)(8)	3	—	—	39,959	39,959
Warrant liabilities – SoFi Technologies warrants(2)(9)	1	239,343	239,343	—	—
Derivative liabilities(2)(4)	1	348	348	2,008	2,008
Interest rate swaps(2)(6)	2	733	733	947	947
ETF short positions(2)(10)	1	2,640	2,640	5,241	5,241
Total liabilities		$2,675,527	$2,720,701	$4,965,378	$5,018,111
_____________________
(1)Disclosed but not carried at fair value. The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair values of our warehouse facility debt, revolving credit facility debt, financing arrangements assumed in the Galileo acquisition and credit card loans were based on

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
market factors and credit factors specific to us. The securitization debt was valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts.
(2)Measured at fair value on a recurring basis.
(3)Measured at fair value on a nonrecurring basis.
(4)Derivative liabilities classified as Level 1 are based on broker quotes in active markets and represent economic hedges of loan fair values. Gross derivative liabilities included herein are subject to master netting arrangements. See Note 1 for additional information on our master netting arrangements, including the amounts netted against these gross derivative liabilities.
(5)IRLCs are classified as Level 3 because of our reliance on an assumed loan funding probability, which is based on our internal historical experience with home loans similar to those in the pipeline on the measurement date.
(6)Interest rate swaps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. Interest rate swaps are valued using the three-month LIBOR swap yield curve, which is an observable input from an active market.
(7)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. As we do not provide financial support beyond our initial equity investment, our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to the investment amount. See Note 4 for additional information.
(8)In conjunction with the Closing of the Business Combination, we measured the final fair value of the Series H warrants and subsequently reclassified them into permanent equity. Therefore, we will not measure the Series H warrants at fair value on an ongoing basis, subsequent to May 28, 2021. See Note 9 for additional information on our historical Series H warrant liabilities, including inputs to the valuation.
(9)SoFi Technologies warrants include an aggregate 28,125,000 public warrants and private placement warrants assumed in the Business Combination, which are classified as Level 1 due to the reliance upon an observable market quote in an active market. See “—Warrant Liabilities – SoFi Technologies Warrants” in this Note 7 for additional information.
(10)ETF short positions classified as Level 1 are based on quoted prices in actively traded markets and serve as an economic hedge to our non-securitization investments in exchange-traded funds.
(11)Common stock held on our Unaudited Condensed Consolidated Balance Sheets is composed of fractional shares to facilitate member trading in fractional shares in various companies through a SoFi Invest account, as well as common stock held at 8 Limited, which functions as a clearing broker in Hong Kong. These assets are classified as Level 1 based on the use of quoted prices in actively traded markets.
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans as of the dates indicated:

	June 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Student loans
Conditional prepayment rate	16.6% – 25.5%	19.3%	15.8% – 33.3%	18.4%
Annual default rate	0.2% – 3.5%	0.4%	0.2% – 4.9%	0.4%
Discount rate	1.7% – 7.2%	3.0%	1.1% – 7.1%	3.3%
Home loans
Conditional prepayment rate	3.4% – 15.4%	12.5%	4.4% – 17.6%	14.9%
Annual default rate	0.1% – 3.6%	0.1%	0.1% – 4.9%	0.1%
Discount rate	2.1% – 12.0%	2.3%	1.3% – 10.0%	1.6%
Personal loans
Conditional prepayment rate	14.7% – 33.2%	20.0%	14.5% – 23.2%	18.1%
Annual default rate	3.7% – 32.1%	4.2%	3.3% – 33.8%	4.2%
Discount rate	4.4% – 8.3%	4.9%	5.0% – 10.7%	6.0%
The key assumptions included in the above table are defined as follows:
•Conditional prepayment rate — The monthly annualized proportion of the principal of a pool of loans that is assumed to be paid off prematurely in each period. An increase in the conditional prepayment rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
•Annual default rate — The annualized rate of borrowers who do not make loan payments on time. An increase in the annual default rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
•Discount rate — The weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the loans. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
See Note 3 for additional loan fair value disclosures.
Servicing Rights
Servicing rights for student loans and personal loans do not trade in an active market with readily observable prices. Similarly, home loan servicing rights infrequently trade in an active market. At the time of the underlying loan sale, the fair value of servicing rights is determined using a discounted cash flow methodology based on observable and unobservable inputs. Management classifies servicing rights as Level 3 due to the use of significant unobservable inputs in the fair value measurement.
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights as of the dates presented:

	June 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	14.7% – 25.1%	20.8%	13.8% – 24.7%	18.7%
Annual default rate	0.2% – 4.2%	0.4%	0.2% – 4.8%	0.4%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%
Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	10.9% – 18.1%	12.9%	13.9% – 20.3%	16.5%
Annual default rate	0.1% – 0.8%	0.1%	0.1% – 0.1%	0.1%
Discount rate	8.5% – 8.5%	8.5%	10.0% – 10.0%	10.0%
Personal loans
Market servicing costs	0.2% – 0.9%	0.3%	0.2% – 0.7%	0.3%
Conditional prepayment rate	17.8% – 37.7%	24.9%	16.2% – 26.1%	19.1%
Annual default rate	2.9% – 6.7%	4.9%	3.1% – 7.5%	5.5%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%
The key assumptions included in the above table are defined as follows:
•Market servicing costs — The fee a willing market participant, which we validate through actual third-party bids for our servicing, would require for the servicing of student loans, home loans and personal loans with similar characteristics as those in our serviced portfolio. An increase in the market servicing cost, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
•Conditional prepayment rate — The monthly annualized proportion of the principal of a pool of loans that is assumed to be paid off prematurely in each period. An increase in the conditional prepayment rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
•Annual default rate — The annualized rate of default within the total serviced loan balance. An increase in the annual default rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
•Discount rate — The weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the servicing rights. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights as of the dates indicated if the key assumptions had each of the below adverse changes:

	June 30, 2021	December 31, 2020
Market servicing costs
2.5 basis points increase	$(10,649)	$(10,472)
5.0 basis points increase	(20,787)	(20,944)
Conditional prepayment rate
10% increase	$(6,189)	$(5,430)
20% increase	(12,337)	(10,230)
Annual default rate
10% increase	$(192)	$(336)
20% increase	(379)	(681)
Discount rate
100 basis points increase	$(3,417)	$(2,986)
200 basis points increase	(6,650)	(5,820)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. The effect on fair value of a variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the effect of an adverse variation in a particular assumption on the fair value of our servicing rights is calculated while holding the other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.
The following table presents the changes in the Company’s servicing rights, which are measured at fair value on a recurring basis. Servicing rights are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income — loan origination and sales in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Subsequent changes in the fair value of servicing

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
rights are reported within noninterest income — servicing in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$106,338	$32,038	$22,864	$161,240
Recognition of servicing from transfers of financial assets	6,110	9,367	6,316	21,793
Derecognition of servicing via loan purchases	(392)	—	(188)	(580)
Change in valuation inputs or other assumptions	(387)	(1,783)	1,946	(224)
Realization of expected cash flows and other changes	(12,068)	(2,065)	(8,329)	(22,462)
Fair value as of June 30, 2021	$99,601	$37,557	$22,609	$159,767

Three Months Ended June 30, 2020
Fair value as of March 31, 2020	$147,790	$14,440	$47,689	$209,919
Recognition of servicing from transfers of financial assets	12,156	5,176	1,237	18,569
Change in valuation inputs or other assumptions	(17,189)	(620)	(911)	(18,720)
Realization of expected cash flows and other changes	(13,243)	(1,009)	(11,492)	(25,744)
Fair value as of June 30, 2020	$129,514	$17,987	$36,523	$184,024

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$100,637	$23,914	$25,046	$149,597
Recognition of servicing from transfers of financial assets	39,699	15,906	12,319	67,924
Derecognition of servicing via loan purchases	(392)	—	(188)	(580)
Change in valuation inputs or other assumptions	(16,115)	1,546	2,236	(12,333)
Realization of expected cash flows and other changes	(24,228)	(3,809)	(16,804)	(44,841)
Fair value as of June 30, 2021	$99,601	$37,557	$22,609	$159,767

Six Months Ended June 30, 2020
Fair value as of January 1, 2020	$138,582	$13,181	$49,855	$201,618
Recognition of servicing from transfers of financial assets	30,041	8,283	6,977	45,301
Derecognition of servicing via loan purchases	(221)	—	—	(221)
Change in valuation inputs or other assumptions	(12,608)	(1,577)	2,524	(11,661)
Realization of expected cash flows and other changes	(26,280)	(1,900)	(22,833)	(51,013)
Fair value as of June 30, 2020	$129,514	$17,987	$36,523	$184,024
Asset-Backed Bonds
The fair value of asset-backed bonds is determined using a discounted cash flow methodology. Management classifies asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The following key inputs were used in the fair value measurement of our asset-backed bonds as of the dates indicated:

	June 30, 2021	December 31, 2020
Discount rate (range)	0.6% – 3.1%	0.8% – 4.0%
Conditional prepayment rate (range)	21.2% – 28.6%	18.8% – 21.9%
As of the dates indicated, the fair value of our asset-backed bonds was not materially impacted by default assumptions on the underlying securitization loans, as the subordinate residual interests, by design, are expected to absorb all estimated losses based on our default assumptions for the respective periods.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Residual Investments and Residual Interests Classified as Debt
Residual investments and residual interests classified as debt do not trade in active markets with readily observable prices, and there is limited observable market data for reference. The fair values of residual investments and residual interests classified as debt are determined using a discounted cash flow methodology. Management classifies residual investments and residual interests classified as debt as Level 3 due to the use of significant unobservable inputs in the fair value measurements.
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt as of the dates indicated:

	June 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	18.6% – 28.6%	22.9%	18.8% – 22.3%	20.2%
Annual default rate	0.3% – 6.2%	0.8%	0.3% – 6.2%	0.7%
Discount rate	2.6% – 12.5%	4.2%	3.0% – 18.5%	6.2%
Residual interests classified as debt
Conditional prepayment rate	19.7% – 35.7%	27.2%	19.5% – 24.8%	21.4%
Annual default rate	0.5% – 6.1%	3.4%	0.4% – 6.4%	3.1%
Discount rate	6.8% – 12.5%	7.7%	8.5% – 18.0%	10.8%
The key assumptions included in the above table are defined as follows:
•Conditional prepayment rate — The monthly annualized proportion of the principal of a pool of loans that is assumed to be paid off prematurely in each period for the pool of loans in the securitization. An increase in the conditional prepayment rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
•Annual default rate — The annualized rate of borrowers who fail to remain current on their loans for the pool of loans in the securitization. An increase in the annual default rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
•Discount rate — The weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the residual investments and residual interests classified as debt. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
The following table presents the changes in the residual investments and residual interests classified as debt, which are both measured at fair value on a recurring basis. We record changes in fair value within noninterest income — securitizations in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), a portion of which is

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
subsequently reclassified to interest expense — securitizations and warehouses for residual interests classified as debt and to interest income — securitizations for residual investments, but does not impact the liability or asset balance, respectively.

	Residual Investments	Residual Interests Classified as Debt
Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$150,961	$114,882
Additions	11,787	2,170
Change in valuation inputs or other assumptions(1)	3,355	5,717
Payments	(23,003)	(10,224)
Fair value as of June 30, 2021	$143,100	$112,545

Three Months Ended June 30, 2020
Fair value as of March 31, 2020	$248,691	$186,109
Additions	1,300	—
Change in valuation inputs or other assumptions(1)	4,224	2,578
Payments	(25,585)	(23,021)
Fair value as of June 30, 2020	$228,630	$165,666

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$139,524	$118,298
Additions	38,168	2,170
Change in valuation inputs or other assumptions(1)	6,852	13,668
Payments	(41,444)	(21,591)
Fair value as of June 30, 2021	$143,100	$112,545

Six Months Ended June 30, 2020
Fair value as of January 1, 2020	$262,880	$271,778
Additions	10,708	—
Change in valuation inputs or other assumptions(1)	3,150	17,514
Payments	(48,108)	(51,600)
Derecognition upon achieving true sale accounting treatment	—	(72,026)
Fair value as of June 30, 2020	$228,630	$165,666
___________________
(1)For residual investments, the estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $38 and $(143) during the three months ended June 30, 2021 and 2020, respectively, and $(208) and $(1,031) during the six months ended June 30, 2021 and 2020, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the residual investments. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
Interest Rate Lock Commitments
As part of our home loan origination activities, we commit to interest rate terms prior to completing the home loan origination process. These interest rate commitments are “locked”, despite changes in interest rates between the time of home loan application approval and loan closure. Given that a home loan origination is contingent on a plethora of factors, our IRLCs are inherently uncertain. We account for the probability of honoring an IRLC using an assumed loan funding probability, which is the percentage likelihood that an approved loan application will close based on historical experience. A significant difference

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
between the actual funded rate and the assumed funded rate at the measurement date could result in a significantly higher or lower fair value measurement. Our key valuation input was as follows as of the dates indicated:

	June 30, 2021		December 31, 2020
IRLCs	Range	Weighted Average	Range	Weighted Average
Loan funding probability	64.1% – 64.1%	64.1%	54.5% – 54.5%	54.5%
The key assumption included in the above table is defined as follows:
•Loan funding probability — Our expectation of the percentage of IRLCs which will become funded loans. An increase in the loan funding probability, in isolation, would result in an increase in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
The following table presents the changes in our IRLCs, which are measured at fair value on a recurring basis. Changes in the fair value of IRLCs are recorded within noninterest income — loan origination and sales in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

IRLCs
Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$7,118
Revaluation adjustments	7,760
Funded loans(1)	(5,275)
Unfunded loans(1)	(1,843)
Fair value as of June 30, 2021	$7,760

Three Months Ended June 30, 2020
Fair value as of March 31, 2020	$11,831
Revaluation adjustments	18,221
Funded loans(1)	(6,639)
Unfunded loans(1)	(5,192)
Fair value as of June 30, 2020	$18,221

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$15,620
Revaluation adjustments	14,878
Funded loans(1)	(15,485)
Unfunded loans(1)	(7,253)
Fair value as of June 30, 2021	$7,760

Six Months Ended June 30, 2020
Fair value as of January 1, 2020	$1,090
Revaluation adjustments	30,052
Funded loans(1)	(7,211)
Unfunded loans(1)	(5,710)
Fair value as of June 30, 2020	$18,221
___________________
(1)For the three-month periods presented, funded and unfunded loan fair value adjustments represent the unpaid principal balance of funded and unfunded loans, respectively, during the periods presented multiplied by the IRLC price in effect at the beginning of the quarter. For the year-to-date periods presented, amounts represent the summation of the per-quarter effects.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Non-Securitization Investments
Non-securitization investments — ETFs of $4,266 as of June 30, 2021 and $6,850 as of December 31, 2020 include investments in exchange-traded funds, each of which has a targeted investment strategy, such as securities with regular dividends (applicable to the 2021 period only), investment grade and high-yield fixed income securities (applicable to the 2021 period only), equity securities seeking long-term capital appreciation, and widely held U.S. stocks by SoFi members. Non-securitization investments — ETFs are measured at fair value on a recurring basis using the net asset value expedient in accordance with ASC 820 and are presented within other assets in the Unaudited Condensed Consolidated Balance Sheets.
Non-securitization investments — Common stock of $613 as of June 30, 2021 includes stock inventory to facilitate member trading in fractional shares in various companies through a SoFi Invest account, as well as common stock at 8 Limited, which functions as a clearing broker in Hong Kong. Fractional share assets are measured at fair value on a recurring basis and presented within other assets in the Unaudited Condensed Consolidated Balance Sheets. Common stock assets were immaterial as of December 31, 2020.
As of June 30, 2021 and December 31, 2020, non-securitization investments — other includes investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. Under the measurement alternative method, we measure the investments at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers. The carrying values of the investments are presented within other assets in the Unaudited Condensed Consolidated Balance Sheets. Adjustments to the carrying values, such as impairments and unrealized gains, are recognized within noninterest income — other in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value measurements are classified within Level 3 of the fair value hierarchy due to the uses of unobservable inputs in the fair value measurements.
For one such investment with a fair value of $1,147 as of June 30, 2021, we recorded an impairment charge of $803 in the second quarter of 2020 and adjusted the carrying value of the investment accordingly, which was based on a discounted cash flow analysis, wherein we weighted different valuation scenarios with different assumed internal rates of return and time to liquidity events. In performing a qualitative impairment assessment, we determined that the carrying amount of the investment exceeded its fair value due to a significant decline in investee operating results relative to expectations, primarily as a result of the COVID-19 pandemic.
For an additional investment with a fair value of $2,168 as of June 30, 2021, we recognized a gain of $3,967 during the second quarter of 2021, which we valued based on the investee’s latest round of financing during the second quarter of 2021. We considered this recent equity transaction to be an orderly transaction in an issuance similar to our investment holding. Additionally, we sold a portion of our investment during the second quarter of 2021 for $2,000 at the same valuation, contemporaneous with the investee’s latest round of financing.
Warrant Liabilities – SoFi Technologies Warrants
Prior to the Business Combination, SCH issued 8,000,000 private placement warrants to SCH Sponsor V LLC (the “Sponsor”) and 20,125,000 public warrants (collectively, “SoFi Technologies warrants”). Upon the Closing of the Business Combination, the Company assumed the SoFi Technologies warrants. Each whole warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment, for an exercise price of $11.50 per share. The SoFi Technologies warrants are exercisable at any time commencing the later of a) 30 days following the Business Combination on May 28, 2021 or b) 12 months from the date of SCH’s initial public offering on October 14, 2020, except as described herein, and terminate five years after the Business Combination or earlier upon redemption or liquidation.
Once the SoFi Technologies warrants are exercisable, the Company may redeem the outstanding warrants, in whole, upon a minimum 30 days’ prior written notice of redemption (“Redemption Period”) under one of two potential scenarios. For purposes of the redemption scenarios, the “Reference Value” represents the last reported sale price of SoFi Technologies common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption. The two scenarios are as follows:
(1)If the Reference Value equals or exceeds $18.00 per share, the Company may redeem the outstanding public warrants for cash at a price of $0.01 per warrant. The public warrant holders will be entitled to exercise his, her or its public warrants prior to the scheduled redemption date. The private placement warrants are exempt from redemption if the

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Reference Value is at or above $18.00 per share and the private placement warrants continue to be held by the Sponsor or a permitted transferee.

(2)If the Reference Value equals or exceeds $10.00 per share, the Company may redeem the outstanding public warrants for cash at a price of $0.10 per warrant. If the Reference Value is less than $18.00 per share, the private placement warrants must also be concurrently called for redemption with the public warrants. The warrant holders will be entitled to exercise his, her or its SoFi Technologies warrants during the Redemption Period on a cashless basis prior to redemption. The cashless exercise will entitle the warrant holders to receive a set number of shares determined by reference to the redemption date and the “fair market value” of SoFi Technologies common stock, as defined in the warrant agreement.
Prior to the Business Combination, SCH evaluated the public warrants and private placement warrants under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”) and concluded that they did not meet the criteria to be classified in permanent equity. Specifically, the settlement feature for the private placement warrants precluded them from being considered indexed to SCH’s own stock, given that a change in the holder of the private placement warrants may have altered the settlement of the private placement warrants. Since the holder of the instrument was not an input to a standard option pricing model (a consideration with respect to the indexation guidance), the fact that a change in the holder may impact the value of the private placement warrants meant the private placement warrants were not indexed to the SCH’s own stock. Further, a provision in the warrant agreement related to certain tender or exchange offers precluded the public warrants and private placement warrants from being accounted for as components of permanent equity. Since the public warrants and private placement warrants met the definition of a derivative under ASC 815, SCH recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings in accordance with ASC 820.
As the accounting acquirer in the Business Combination, and because there were no changes to the terms and conditions of the warrant agreement, SoFi Technologies warrants continue to be classified as derivative liabilities subsequent to the Business Combination, subject to recurring fair value measurement under ASC 820, with changes in fair value recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period of change.
In connection with the Business Combination, on June 14, 2021, the Company filed a Registration Statement on Form S-1 with the SEC, which related to the issuance of an aggregate of up to 28,125,000 shares of common stock issuable upon the exercise of the SoFi Technologies warrants. At the time of the Business Combination, the SoFi Technologies warrants were initially valued at $200,250. As of June 30, 2021, no SoFi Technologies warrants were exercised and the Company valued the warrant liabilities at $239,343 based on the closing price of SOFIW. The fair value adjustment of $39,093 during the period was recorded within noninterest expense – general and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 8. Debt
The following table summarizes the Company’s principal outstanding debt, debt discounts/premiums and debt issuance costs as of the dates indicated:

	Collateral Balances(1)		Termination/ Maturity(2)	Total Capacity	Outstanding as of
Borrowing Description		Interest Rate(7)			June 30, 2021(3)	December 31, 2020
Student Loan Warehouse Facilities
SoFi Funding I	$100,256	1 ML + 125 bps	April 2022	$200,000	$93,493	$374,575
SoFi Funding III	26,487	PR – 134 bps(8)	September 2024	75,000	23,391	30,170
SoFi Funding V	16,470	1 ML + 135 bps	May 2023	350,000	15,385	—
SoFi Funding VI	91,976	3 ML + 125 bps	March 2024	600,000	88,014	432,437
SoFi Funding VII	58,574	1 ML + 125 bps	September 2022	500,000	54,632	276,910
SoFi Funding VIII	179,979	1 ML + 90 bps	May 2022	300,000	167,565	221,342
SoFi Funding IX(9)	15,209	3 ML+ 200 bps and CP + 87.5 bps	May 2025	500,000	14,463	70,780
SoFi Funding X(10)	17,633	CP + 125 bps	April 2024	400,000	15,740	44,136
SoFi Funding XI(11)	18,876	CP + 115 bps	November 2023	500,000	17,358	87,404
Total, before unamortized debt issuance costs	$525,460			$3,425,000	$490,041	$1,537,754
Unamortized debt issuance costs					$(7,118)	$(7,940)

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Collateral Balances(1)		Termination/ Maturity(2)	Total Capacity	Outstanding as of
Borrowing Description		Interest Rate(7)			June 30, 2021(3)	December 31, 2020
Personal Loan Warehouse Facilities
SoFi Funding PL I(12)	$31,529	CP + 137.5 bps	September 2023	$250,000	$27,944	$—
SoFi Funding PL II	—	3 ML + 225 bps	July 2023	400,000	—	137,420
SoFi Funding PL III	22,842	1 ML + 175 bps	May 2023	250,000	20,423	2,793
SoFi Funding PL IV(13)	3,777	CP + 170 bps	November 2023	500,000	3,502	132,416
SoFi Funding PL VI(14)	—	CP + 170 bps	September 2024	50,000	—	107,595
SoFi Funding PL VII	12,636	1 ML + 115 bps	June 2022	250,000	10,114	15,610
SoFi Funding PL X	9,890	1 ML + 142.5 bps	February 2023	200,000	8,328	3,004
SoFi Funding PL XI	15,050	1 ML + 170 bps	January 2022	200,000	13,045	112,478
SoFi Funding PL XII	—	1 ML + (225-315 bps)	June 2021	—	—	127,724
SoFi Funding PL XIII	—	1 ML + 175 bps	January 2030	300,000	—	219,362
Total, before unamortized debt issuance costs	$95,724			$2,400,000	$83,356	$858,402
Unamortized debt issuance costs					$(4,927)	$(6,692)

Credit Card Warehouse Facilities
SoFi Funding CC I LLC	$—	1 ML + 175 bps	April 2022	$100,000	$—	$—
Total, before unamortized debt issuance costs	$—			$100,000	$—	$—
Unamortized debt issuance costs					$(384)	$—

Risk Retention Warehouse Facilities(4)
SoFi RR Funding I	$—	1 ML + 200 bps	June 2022	$250,000	$—	$54,304
SoFi RR Repo	127,528	3 ML + 185 bps	June 2023	192,141	87,852	75,863
SoFi C RR Repo	18,527	3 ML + (180-185 bps)	December 2021		16,026	42,757
SoFi RR Funding II	138,085	1 ML + 125 bps	November 2024		124,543	160,199
SoFi RR Funding III	54,012	1 ML + 375 bps	November 2024		47,902	60,786
SoFi RR Funding IV	55,694	3 ML + 250 bps	October 2026	100,000	46,962	37,334
SoFi RR Funding V	67,058	298 bps	December 2025		45,466	—
Total, before unamortized debt issuance costs	$460,904				$368,751	$431,243
Unamortized debt issuance costs					$(2,067)	$(2,052)

Revolving Credit Facility(5)
SoFi Corporate Revolver	n/a	1 ML + 100 bps(15)	September 2023	$560,000	$486,000	$486,000
Total, before unamortized debt issuance costs				$560,000	$486,000	$486,000
Unamortized debt issuance costs					$(806)	$(987)

Seller note(6)	n/a	1000 bps	February 2021		$—	$250,000
Total					$—	$250,000

Other financing – various notes(6)	n/a	331 – 547 bps	August 2021 – January 2023		$3,173	$4,375
Total					$3,173	$4,375

Student Loan Securitizations
SoFi PLP 2016-B LLC	$60,592	1 ML + (120-380 bps)	April 2037		$54,135	$69,448
SoFi PLP 2016-C LLC	69,333	1 ML + (110-335 bps)	May 2037		62,508	81,115
SoFi PLP 2016-D LLC	85,773	1 ML + (95-323 bps)	January 2039		77,092	93,942
SoFi PLP 2016-E LLC	102,219	1 ML + (85-443 bps)	October 2041		92,345	117,800
SoFi PLP 2017-A LLC	127,332	1 ML + (70-443 bps)	March 2040		115,541	146,064
SoFi PLP 2017-B LLC	109,055	183 – 444 bps	May 2040		99,494	129,873
SoFi PLP 2017-C LLC	140,527	1 ML + (60-421 bps)	July 2040		127,256	161,897
Total, before unamortized debt issuance costs and discount	$694,831				$628,371	$800,139
Unamortized debt issuance costs					$(4,826)	$(5,958)
Unamortized discount					(1,354)	(1,654)

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Collateral Balances(1)		Termination/ Maturity(2)	Total Capacity	Outstanding as of
Borrowing Description		Interest Rate(7)			June 30, 2021(3)	December 31, 2020
Personal Loan Securitizations
SoFi CLP 2016-1 LLC	$29,654	326 bps	August 2025		$15,110	$36,546
SoFi CLP 2016-2 LLC	28,828	309 – 477 bps	October 2025		15,339	37,973
SoFi CLP 2016-3 LLC	43,791	305 – 449 bps	December 2025		2,915	30,780
SoFi CLP 2018-3 LLC	127,740	402 – 467 bps	August 2027		117,037	163,784
SoFi CLP 2018-4 LLC	145,142	396 – 476 bps	November 2027		133,122	184,831
SoFi CLP 2018-3 Repack LLC	—	200 bps	March 2021		—	2,457
SoFi CLP 2018-4 Repack LLC	—	200 bps	June 2021		—	5,853
Total, before unamortized debt issuance costs, premiums and discount	$375,155				$283,523	$462,224
Unamortized debt issuance costs					$(2,115)	$(3,057)
Unamortized premium (discount)					300	(2,872)

Total, before unamortized debt issuance costs, premiums and discounts					$2,343,215	$4,830,137
Less: unamortized debt issuance costs, premiums and discounts					(23,297)	(31,212)
Total reported debt					$2,319,918	$4,798,925
_________________
(1)As of June 30, 2021, and represents unpaid principal balances, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities.
(2)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(3)There were no debt discounts issued during the six months ended June 30, 2021. There was a debt premium of $335 issued during the six months ended June 30, 2021. We paid $1,200 during 2021 related to debt issuance costs accrued in 2020.
(4)Financing was obtained for both asset-backed bonds and residual investments in various personal loan and student loan securitizations, and the underlying collateral are the underlying asset-backed bonds and residual investments. We only state capacity amounts in this table for risk retention facilities wherein we can pledge additional asset-backed bonds and residual investments as of June 30, 2021.
(5)As of June 30, 2021, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 14 for more details.
(6)Part of our consideration to acquire Galileo was in the form of a seller note financing arrangement, which we paid off in February 2021. See Note 2 for additional information. We also assumed certain other financing arrangements resulting from our acquisition of Galileo.
(7)Unused commitment fees ranging from 0 to 75 basis points (“bps”) on our various warehouse facilities are recognized as noninterest expense — general and administrative in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). “ML” stands for “Month LIBOR”. As of June 30, 2021, 1ML and 3ML was 0.10% and 0.15%, respectively. As of December 31, 2020, 1ML and 3ML was 0.14% and 0.24%, respectively. “PR” stands for “Prime Rate”. As of June 30, 2021 and December 31, 2020, PR was 3.25% and 3.25%, respectively.
(8)This facility has a prime rate floor of 309 bps.
(9)Warehouse facility incurs different interest rates on its two types of asset classes. One such class incurs interest based on a commercial paper (“CP”) rate, which is determined by the facility lender. As of June 30, 2021 and December 31, 2020, the CP rate for this facility was 0.17% and 0.25%, respectively.
(10)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2021 and December 31, 2020, the CP rate for this facility was 0.21% and 0.28%, respectively.
(11)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2021 and December 31, 2020, the CP rate for this facility was 0.18% and 0.25%, respectively.
(12)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2021, the CP rate for this facility was 0.08%. As of December 31, 2020, this facility incurred interest based on 1ML.
(13)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2021 and December 31, 2020, the CP rate for this facility was 0.18% and 0.25%, respectively.
(14)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2021, the CP rate for this facility was 0.17%. As of December 31, 2020, this facility incurred interest based on 3ML.
(15)Interest rate presented represents the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on PR.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Material Changes to Debt Arrangements
During the six months ended June 30, 2021, we:
•paid off the seller note issued in 2020 for a total payment of $269,864, consisting of outstanding principal of $250,000 and accrued interest of $19,864;
•opened one risk retention warehouse facility;
•opened one credit card warehouse facility with a maximum available capacity of $100,000;
•closed one personal loan warehouse facility that had a maximum available capacity of $250,000; and
•had one home loan warehouse facility mature that had a maximum available capacity of $150,000.
The total accrued interest payable on our debt as of June 30, 2021 and December 31, 2020 was $1,972 and $19,817, respectively, and was included as a component of accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
Our warehouse and securitization debt is secured by a continuing lien and security interest in the loans financed by the proceeds. Within each of our debt facilities, we must comply with certain operating and financial covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum cash and cash equivalents, and (iii) a maximum leverage ratio of total debt to tangible net worth. Our debt covenants can lead to restricted cash classifications in our Unaudited Condensed Consolidated Balance Sheets. Our subsidiaries are restricted in the amount that can be distributed to the parent company only to the extent that such distributions would cause the financial covenants to not be met. We were in compliance with all financial covenants required per each agreement as of each balance sheet date presented.
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of June 30, 2021, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Note 9. Temporary Equity
Pursuant to SoFi Technologies’ Certificate of Incorporation dated May 28, 2021, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“SoFi Technologies Preferred Stock”) and 100,000,000 shares of redeemable preferred stock having a par value of $0.0000025 per share (“SoFi Technologies Redeemable Preferred Stock”). The Company’s board of directors has the authority to issue SoFi Technologies Preferred Stock and SoFi Technologies Redeemable Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. The authorized shares of SoFi Technologies Redeemable Preferred Stock is inclusive of 4,500,000 shares of Series 1 redeemable preferred stock (“Series 1 Redeemable Preferred Stock”), which reflect the conversion on a one-for-one basis of shares of Social Finance Series 1 preferred stock in conjunction with the Business Combination. Shares of SoFi Technologies Series 1 Redeemable Preferred Stock that are redeemed, purchased or otherwise acquired by the Company will be canceled and may not be reissued by the Company. The Series 1 Redeemable Preferred Stock remains classified as temporary equity because the Series 1 Redeemable Preferred Stock is not fully controlled by the issuer, SoFi Technologies. See “—Series 1 Preference and Rights” for additional provisions of the SoFi Technologies Series 1 Redeemable Preferred Stock.
In addition to the Series 1 preferred stock, prior to the Business Combination, the Company had outstanding shares of Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H and Series H-1 preferred stock (collectively, “Preferred Stock”). Immediately prior to the Business Combination, all shares of the Company’s outstanding Preferred Stock, other than the Series 1 preferred stock, converted into a total of 465,832,666 shares of SoFi Technologies common stock on the

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
following basis (15,000,000 of which were classified as redeemable common stock and immediately redeemed subsequent to the Business Combination):
•each share of Social Finance Series A, Series B, Series C, Series D, Series E and Series H-1 preferred stock was converted into the right to receive shares of SoFi Technologies common stock equal to the Exchange Ratio (as discussed in Note 2);
•each share of Social Finance Series F preferred stock was converted into the right to receive shares of SoFi Technologies common stock equal to 1.1102 multiplied by the Exchange Ratio;
•each share of Social Finance Series G preferred stock was converted into the right to receive shares of SoFi Technologies common stock equal to 1.2093 multiplied by the Exchange Ratio; and
•each share of Social Finance Series H preferred stock was converted into the right to receive shares of SoFi Technologies common stock equal to 1.0863 multiplied by the Exchange Ratio (except for shares of Series H preferred stock held by our Chief Executive Officer, which were converted into the right to receive shares of SoFi Technologies common stock equal to the Exchange Ratio).
As of June 30, 2021, there were no shares of SoFi Technologies Preferred Stock issued and outstanding and there were 3,234,000 shares of SoFi Technologies Series 1 Redeemable Preferred Stock issued and outstanding.
Recent Issuances and Redemptions
In conjunction with the Business Combination, we redeemed and canceled 15,000,000 shares of redeemable SoFi Technologies common stock for a purchase price of $150.0 million.
During December 2020, we exercised a call and redeemed 26,941,262 shares of redeemable preferred stock consisting of: 18,400,928 shares of Series B; 1,816,803 shares of Series D; 384,835 shares of Series E and 6,338,696 shares of Series F. The amount payable resulted in a reduction to redeemable preferred stock of $80,201 for the redeemable preferred stock balance at the time of the exercise. The shares were retired upon receipt. The cash payment for the redeemed preferred shares was made in January 2021. See Note 13 for additional information.
In May 2020, the Company issued 91,921,020 shares of Series H-1 redeemable preferred stock as a component of the purchase consideration for the acquisition of Galileo at a fair value of $814,156. Upon the finalization of the closing working capital calculation in April 2021, the total purchase price consideration was reduced by $743, which was settled through the return to SoFi of an equivalent value of 83,856 previously issued Series H-1 preferred stock, which were retired upon receipt. See Note 2 for additional information on the acquisition.
Series 1 Preference and Rights
On January 7, 2021, the Company and (i) entities affiliated with Silver Lake, which is affiliated with Michael Bingle, one of the directors of SoFi, (ii) entities affiliated with the Qatar Investment Authority (“QIA”), which is affiliated with Ahmed Al-Hammadi, one of the directors of SoFi, and (iii) Mr. Noto, the Chief Executive Officer and one of the directors of SoFi, entered into the Amended and Restated Series 1 Preferred Stock Investors’ Agreement (the “Amended Series 1 Agreement”), which amended the Series 1 Preferred Stock Investors’ Agreement dated May 29, 2019 (the “Original Series 1 Agreement”). Under the Original Series 1 Agreement, the Series 1 preferred stock had limited price protection in the instance that the Company liquidated, finalized an initial public offering, or sold control of the Company to a third party, which events would have triggered a special payment provision. In conjunction with the Business Combination, the Amended Series 1 Agreement amended the original special payment provision to provide for a one-time special payment of $21.2 million to Series 1 preferred stockholders, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense — general and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will have no subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
In addition, in connection with the Business Combination, the Series 1 preferred stockholders entered into the Series 1 Registration Rights Agreement upon request by QIA, which provides Series 1 preferred stockholders with certain registration

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
rights, provides for certain shelf registration filing obligations by SoFi and limits the future registration rights that SoFi may grant other parties.
Dividends
Prior to the Business Combination, the preferred stock (other than Series C and excluding Series 1 preferred stock, which is discussed separately below) had non-cumulative and non-mandatory dividend rights. Series C did not have a stated dividend. No dividends were declared or paid subject to such dividend provisions. As of June 30, 2021, the dividend provisions were no longer in effect.
Pursuant to the SoFi Technologies Certificate of Incorporation, the SoFi Technologies Series 1 preferred stock are entitled to receive cumulative cash dividends from and including the date of issuance of such shares at a fixed rate equal to $12.50 per annum per share, or 12.5% per annum, of the SoFi Technologies Series 1 Redeemable Preferred Stock share price of $100.00 (“Series 1 Dividend Rate”). The Series 1 Dividend Rate resets to a new fixed rate on the fifth anniversary of May 29, 2019, the original Series 1 preferred stock issue date (“Series 1 Original Issue Date”) and on every subsequent one-year anniversary of the Series 1 Original Issue Date (“Dividend Reset Date”), equal to six-month LIBOR as in effect on the second London banking day prior to such Dividend Reset Date plus a spread of 9.94% per annum. Series 1 preferred stockholders prior to the Business Combination who received shares of SoFi Technologies Series 1 Redeemable Preferred Stock at the effective time of the Merger remained entitled to receive dividends accrued but unpaid as of the date of the Agreement in respect of such shares of Series 1 Redeemable Preferred Stock.
During the three months ended June 30, 2021 and 2020, the Series 1 preferred stockholders were entitled to dividends of $10,079 and $10,051, respectively. During the six months ended June 30, 2021 and 2020, the Series 1 preferred stockholders were entitled to dividends of $20,047 and $20,157, respectively. There were no dividends payable as of June 30, 2021 and December 31, 2020.
Dividends are payable semiannually in arrears on the 30th day of June and 31st day of December of each year, when and as authorized by the board of directors. The Company may defer any scheduled dividend payment for up to three semiannual dividend periods, subject to such deferred dividend accumulating and compounding at the applicable Series 1 Dividend Rate. If the Company defers any single scheduled dividend payment on the Series 1 Redeemable Preferred Stock for four or more semiannual dividend periods, the Series 1 Dividend Rate applicable to (i) the compounding following the date of such default on all then-deferred dividend payments (whether or not deferred for four or more semiannual dividend periods) is applied on a go-forward basis and not retroactively, and (ii) new dividends declared following the date of such default and the compounding on such dividends if such new dividends are deferred shall be equal to the otherwise applicable Series 1 Dividend Rate plus 400 basis points. This default-related increase shall continue to apply until the Company pays all deferred dividends and related compounding. Once the Company is current on all such dividends, it may again commence deferral of any pre-scheduled dividend payment for up to three semiannual dividend periods, following the same procedure as outlined in the foregoing. There were no dividend deferrals during the six months ended June 30, 2021 and year ended December 31, 2020.
Conversion
Subsequent to the Business Combination, the conversion provisions in respect of each series of preferred stock were no longer of effect, other than the Series 1 Redeemable Preferred Stock, which did not have any rights of conversion. Pursuant to the SoFi Technologies Certificate of Incorporation, the Series 1 Redeemable Preferred Stock continue not to have any rights to convert into shares of any other class or series of securities of the Company.
Liquidation
Subsequent to the Business Combination, the liquidation provisions in respect of every series of preferred stock, other than Series 1 Redeemable Preferred Stock, were no longer of effect. Pursuant to the SoFi Technologies Certificate of Incorporation, with respect to rights to the distribution of assets upon the Company’s liquidation, dissolution or winding up, the Series 1 Redeemable Preferred Stock is senior to all classes or series of common stock, non-voting common stock, SoFi Technologies Preferred Stock and any other class or series of capital stock of the Company now or hereafter authorized, issued or outstanding that, by its terms, does not expressly provide that it ranks senior to or pari passu with the Series 1 Redeemable Preferred Stock.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Settlement Rights
Pursuant to the SoFi Technologies Certificate of Incorporation, the Series 1 Redeemable Preferred Stock is redeemable at SoFi’s option in certain circumstances. SoFi may, at any time but no more than three times, at its option, settle the Series 1 Redeemable Preferred Stock, in whole or in part, but if in part, in an amount no less than (i) one-third of the total amount of Series 1 Redeemable Preferred Stock outstanding as of May 28, 2021 or (ii) the remainder of Series 1 Redeemable Preferred Stock outstanding (the “Minimum Redemption Amount”). In addition, SoFi may, at its option, settle for cash the Series 1 Redeemable Preferred Stock in whole, but not in part, within 120 days of the occurrence of a Change of Control (as that term is defined in the SoFi Technologies Certificate of Incorporation), which would result in a payment of the initial purchase price of the Series 1 preferred stock of $323.4 million plus any unpaid dividends on such stock (whether deferred or otherwise) (the “Series 1 Redemption Price”). Such settlement is determined at the discretion of the board of directors. If any such optional redemption by the Company occurs either (i) prior to the fifth anniversary of the Series 1 Original Issue Date or (ii) after the fifth anniversary of the Series 1 Original Issue Date and not on a Dividend Reset Date, the Series 1 Redeemable Preferred Stock is entitled to receive an amount in cash equal to any such dividends that would have otherwise been payable to the holder on its redeemed shares of Series 1 Redeemable Preferred Stock for all dividend periods following the applicable optional redemption date up to and including the Dividend Reset Date immediately following such optional redemption date.
If the Series 1 Redeemable Preferred Stock is not earlier redeemed by the Company, each holder of Series 1 Redeemable Preferred Stock has the right to require SoFi to settle for cash some or all of their Series 1 Redeemable Preferred Stock, in each case at the Series 1 Redemption Price, in the following circumstances: (i) within 120 days of the occurrence of a Change of Control, or (ii) during the six-month period following (a) a default in payment of any dividend on the Series 1 Redeemable Preferred Stock, or (b) the cure period for any covenant default under the SoFi Technologies Certificate of Incorporation. The Series 1 preferred stock had similar redemption provisions under the Original Series 1 Agreement. Pursuant to the Amended Series 1 Agreement, in January 2021, the Series 1 preferred stockholders waived their rights in the event of a liquidation, including the right to immediately receive the Series 1 proceeds. Therefore, the Series 1 preferred stock redemption value remained at $323.4 million subsequent to the Business Combination. The Series 1 Redeemable Preferred Stock remains in temporary equity following the Business Combination because the Series 1 Redeemable Preferred Stock is not fully controlled by SoFi.
Voting Rights
Subsequent to the Business Combination, the liquidation provisions in respect of every series of preferred stock, other than Series 1 Redeemable Preferred Stock, were no longer of effect. Pursuant to the SoFi Technologies Certificate of Incorporation, the Series 1 preferred stockholders do not have explicit board of director rights.
Warrants
In connection with the Series 1 and Series H preferred stock issuances during the year ended December 31, 2019, we also issued 12,170,990 Series H warrants, which were initially accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, and were included within accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets. At inception, we allocated $22.3 million of the $539.0 million of proceeds we received from the Series 1 and Series H preferred stock issuances to the Series H warrants, with such valuation determined using the Black-Scholes Model, in order to establish an initial fair value for the Series H warrants. The remaining proceeds were allocated to the Series 1 and Series H preferred stock balances based on their initial relative fair values.
Subsequent to the initial measurement and until the Business Combination, the Series H warrants were measured at fair value on a recurring basis and classified as Level 3 because of our reliance on unobservable assumptions, with fair value changes recognized within noninterest expense — general and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On May 28, 2021, in conjunction with the Closing of the Business Combination, we measured the final fair value of our Series H warrants. We recorded the fair value change in our Series H warrants from March 31, 2021 to May 28, 2021 within noninterest expense — general and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Subsequently, we reclassified the Series H warrant liability of $161,775 into permanent equity, as the terms of the Series H instrument no longer

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
necessitated liability accounting. Therefore, we will not measure the warrants at fair value on an ongoing basis, subsequent to May 28, 2021.
The key inputs into our Black-Scholes Model valuation were as follows as of December 31, 2020 and as of the final measurement date:

	May 28,	December 31,
Input	2021	2020
Risk-free interest rate	0.3%	0.2%
Expected term (years)	2.9	3.4
Expected volatility	33.9%	32.6%
Dividend yield	—%	—%
Exercise price	$8.86	$8.86
Fair value of Series H preferred stock	$21.89	$9.74
The Company’s use of the Black-Scholes Model requires the use of subjective assumptions:
•The risk-free interest rate assumption was initially based on the five-year U.S. Treasury rate, which was commensurate with the expected term of the warrants. At inception, we assumed that the term would be five years, given by design the warrants were only expected to extend for greater than five years if the Company was still not publicly traded by that point in time. The expected term assumption used reflects the five-year term less time elapsed since initial measurement. An increase in the expected term, in isolation, would typically correlate to a higher risk-free interest rate and result in an increase in the fair value measurement of the warrant liabilities and vice versa. See below for a development in connection with the Business Combination.
•Our expected volatility assumptions reflected the expectation that the Series H warrants would convert into common stock upon consummation of the Business Combination, and the Series H preference would be of no further effect, in which case the Series H preference would not have a material impact on the stock volatility measure. As such, the expected volatility assumptions reflect our common stock volatilities as of May 28, 2021 and December 31, 2020, respectively. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•The fair value measurement of the Series H preferred stock as of December 31, 2020 was informed from a common stock transaction during December 2020 at a price of $10.57 per common share. We determined that this common stock transaction was a reasonable proxy for the valuation of the Series H preferred stock as of December 31, 2020 due to the proximity to an expected Business Combination; therefore, other than adjusting for the Series H exchange ratio, no further adjustments were made for the Series H concluded price per share. As of May 28, 2021, the fair value measurement of the Series H redeemable preferred stock was determined based on the observable closing price of SCH stock (ticker symbol “IPOE”) on the measurement date multiplied by the weighted average exchange ratio of the Series H preferred stock.
•We assumed no dividend yield because we have historically not paid out dividends to our preferred stockholders, other than to the Series 1 preferred stockholders, which is considered a special circumstance.
At inception of the warrants, we allocated the remaining net proceeds of $514.3 million from the combined Series H and Series 1 preferred stock offering to the Series H and Series 1 preferred stock balances in proportion to their relative fair values. This resulted in an initial allocation of $193.9 million and $320.4 million to the Series H and Series 1 preferred stock, respectively.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in the fair value of warrant liabilities:

Warrant Liabilities
Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$129,879
Change in valuation inputs or other assumptions(1)	31,896
Reclassification to permanent equity in conjunction with the Business Combination(2)	(161,775)
Fair value as of June 30, 2021	$—

Three Months Ended June 30, 2020
Fair value as of March 31, 2020	$22,313
Change in valuation inputs or other assumptions(1)	(861)
Fair value as of June 30, 2020	$21,452

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$39,959
Change in valuation inputs or other assumptions(1)	121,816
Reclassification to permanent equity in conjunction with the Business Combination(2)	(161,775)
Fair value as of June 30, 2021	$—

Six Months Ended June 30, 2020
Fair value as of January 1, 2020	$19,434
Change in valuation inputs or other assumptions(1)	2,018
Fair value as of June 30, 2020	$21,452
___________________
(1)Changes in valuation inputs or other assumptions are recognized in noninterest expense — general and administrative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)Upon the Closing of the Business Combination, Social Finance Series H warrants were converted into SoFi Technologies common stock warrants and reclassified to permanent equity, as the warrants no longer have features requiring liability based accounting.
Note 10. Permanent Equity
On June 1, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “SOFI” and “SOFIW”, respectively. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of June 30, 2021, the Company had 794,692,813 shares of common stock and no shares of non-voting common stock issued and outstanding. See Note 9 for additional information on Social Finance preferred stock that was converted into SoFi Technologies common stock in conjunction with the Business Combination.
During December 2020, we issued 34,973,294 shares of common stock for gross proceeds received of $369.8 million, which was offset by direct legal costs of $56 (the “Common Stock Issuance”). The number of shares issued in the Common Stock Issuance was subject to upward adjustment if we consummated the Business Combination described in Note 2, with the amount of the adjustment based on the implied per-share consideration in the Business Combination and the number of shares of our capital stock issued in certain dilutive issuances prior to the closing of the Business Combination. The adjustment resulted in the issuance of an additional 1,281,132 shares at the time of the Closing of the Business Combination.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance as of the dates indicated:

	June 30,	December 31,
	2021	2020
Conversion of outstanding redeemable preferred stock	—	465,916,522
Unissued redeemable preferred stock reserved for issued warrants	—	12,170,990
Unissued redeemable preferred stock	—	86,925,094
Outstanding common stock warrants	40,295,990	—
Outstanding stock options, RSUs and PSUs	86,597,426	74,549,561
Possible future issuance under stock plans	61,470,529	33,422,273
Contingent common stock	320,649	320,649
Total common stock reserved for future issuance	188,684,594	673,305,089
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the board of directors. There were no dividends declared or paid to common stockholders during the six months ended June 30, 2021 and 2020.
Voting Rights
Each holder of common stock has the right to one vote per share of common stock and is entitled to notice of any stockholder meeting. Non-voting common stock does not have any voting rights or other powers.
Note 11. Stock-Based Compensation
2011 Stock Option Plan
Prior to the Business Combination, the Company’s Amended and Restated 2011 Stock Option Plan (the “2011 Plan”) allowed the Company to grant shares of common stock to employees, non-employee directors and non-employee third parties. The Company also had shares authorized under a stock plan assumed in a 2020 business combination. As of June 30, 2021, a total of 84,492,530 awards remain subject to future issuance under these arrangements. Upon the Closing, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards will be granted under such plan. Awards outstanding under the 2011 Plan were assumed by SoFi Technologies upon the Closing and continue to be governed by the terms of the 2011 Plan.
2021 Stock Option and Incentive Plan
In connection with the Closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. The number of authorized shares will increase on the first day of each fiscal year beginning with SoFi Technologies’ 2022 fiscal year, as prescribed in the 2021 Plan. The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash based awards. As of June 30, 2021, 6,428,578 performance stock unit (“PSU”) awards and 178,021 restricted stock unit (“RSU”) awards have been granted under the 2021 Plan, which are further described below.
During the six months ended June 30, 2021 and 2020, we incurred cash outflows of $28,603 and $12,628, respectively, related to the payment of withholding taxes for vested RSUs. These cash outflows are presented within financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Technology and product development	$16,618	$5,882	$28,234	$11,943
Sales and marketing	3,695	1,990	6,140	3,111
Cost of operations	2,709	1,463	4,190	3,134
General and administrative	29,132	14,210	51,044	25,042
Total	$52,154	$23,545	$89,608	$43,230
Common Stock Valuations
Prior to us contemplating a public market transaction, we established the fair value of our common stock by using the option pricing model (Black-Scholes Model based) via the backsolve method and through placing weight on previously redeemable preferred stock transactions. The valuations also applied discounts for lack of marketability to reflect the fact that there was no market mechanism to sell our common stock and, as such, the common stock option and RSU holders would need to wait for a liquidity event to facilitate the sale of their equity awards. In addition, there were contractual transfer restrictions placed on common stock in the event that we remained a private company.
During the third quarter of 2020, once we made intentional progress toward pursuing a public market transaction, we began applying the probability-weighted expected return method to determine the fair value of our common stock. The probability weightings assigned to certain potential exit scenarios were based on management’s expected near-term and long-term funding requirements and assessment of the most attractive liquidation possibilities at the time of the valuation.
During the fourth quarter of 2020, we valued our common stock on a monthly basis. A common stock transaction that closed in December 2020 at a price of $10.57 per common share, which was of substantial size and in close proximity to the Business Combination, served as the key input for the fair value of our common stock for grants made during the fourth quarter of 2020. We decreased the assumed discount for lack of marketability throughout the fourth quarter of 2020, corresponding with our decreased time to liquidity assumption throughout the quarter, as we became more certain about the possibility of entering into the Business Combination over time. We continued to use a share price of $10.57 to value our common stock for transactions in January until the date on which we executed the Agreement.
Subsequent to executing the Agreement on January 7, 2021 and through the Business Combination, we determined the value of our common stock based on the observable daily closing price of SCH’s stock (ticker symbol “IPOE”) multiplied by the exchange ratio in effect for such transaction date. Subsequent to the Business Combination, we determined the value of our common stock based on the observable daily closing price of SoFi’s stock (ticker symbol “SOFI”).
Stock Options
The terms of the stock option grants, including the exercise price per share and vesting periods, are determined by our board of directors. At the discretion and determination of our board of directors, both the 2011 Plan and the 2021 Plan allow for the granting of stock options that may be exercised before the stock options have vested.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following is a summary of stock option activity for the period indicated:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2021	17,183,828	$9.92	6.6
Retroactive conversion of stock options due to Business Combination	12,764,147	(4.23)
Outstanding as of January 1, 2021, as converted	29,947,975	5.69	6.6
Granted(1)	—	n/a
Exercised(2)	(2,797,592)	1.49
Forfeited	(7,540)	6.31
Expired	(102,116)	6.24
Outstanding as of June 30, 2021	27,040,727	$6.13	6.1
Exercisable as of June 30, 2021	26,036,585	$6.26	6.1
____________________
(1)There were no stock options granted during the six months ended June 30, 2021.
(2)Includes 593,798 stock options that were exercised during the second quarter of 2021 for which we did not legally issue the associated common stock as of June 30, 2021 as a result of implementing an administrative freeze on legal issuances of common stock in advance of the Closing of the Business Combination. As such, this presentation differs from the corresponding disclosure of exercises of stock options presented in the Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit), as the latter reflects only exercises for which shares of common stock were legally issued.
Total compensation cost related to unvested stock options not yet recognized as of June 30, 2021 was $9.7 million and will be recognized over a weighted average period of approximately 1.5 years.
Restricted Stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant. The weighted average fair value of our common stock was $19.07 during the six months ended June 30, 2021.
The following table summarizes RSU activity for the period indicated:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	25,591,913	$13.06
Retroactive conversion of RSUs due to Business Combination	19,009,673	(5.57)
Outstanding as of January 1, 2021, as converted	44,601,586	7.49
Granted	19,455,724	16.86
Vested(1)(2)	(7,853,603)	7.58
Forfeited	(3,075,586)	8.46
Outstanding as of June 30, 2021(3)	53,128,121	$10.86
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the six months ended June 30, 2021 was $59.5 million.
(2)Includes 3,907,905 RSUs that vested during the second quarter of 2021 for which we did not legally issue the associated common stock as of June 30, 2021 as a result of implementing an administrative freeze on legal issuances of common stock in advance of the Closing of the Business Combination. As such, this presentation differs from the corresponding disclosure of RSUs vested presented in the Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit), as the latter reflects only RSU vestings for which shares of common stock were legally issued.
(3)Includes 178,021 RSUs that were granted in 2020 with an original vest date in June 2021 to earn the first tranche of compensation for the 2020 plan period. However, upon determining that the original performance-based vesting condition would not be satisfied, the Company modified the awards to extend the vesting date by 12 months. We concluded that the facts and circumstances aligned with an improbable-to-probable modification (Type III) and the vesting condition of the modified awards is a service-based condition. As a result, we reversed previously recognized share-based compensation expense of $1,237 in June 2021. For the modified awards, we will record total share-based compensation expense of $3,884 determined based on the number of awards expected to vest and the modification-date fair value over the 12-month service period, of which $180 was recorded in June 2021.
As of June 30, 2021, there was $541.8 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 3.4 years.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Performance Stock Units
PSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. Under the 2021 Plan, we granted PSUs that will vest, if at all, on a graded basis during the four-year period commencing on May 28, 2022, subject to the achievement of specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, if we become a bank holding company, maintaining certain minimum standards applicable to bank holding companies. All PSUs are subject to continued employment on the date of vesting. In the event of a Sale Event (as defined in the 2021 Plan), the awards may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions. In the second quarter of 2021, we granted 6,428,578 PSUs with a weighted-average grant date fair value of $14.66, all of which were unvested as of June 30, 2021.
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determine the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted during the period indicated:

Six Months Ended
Input	June 30, 2021
Risk-free interest rate	0.8%
Expected volatility	34.9%
Fair value of common stock	$23.21
Dividend yield	—%
Our use of a Monte Carlo simulation model requires the use of subjective assumptions:
•The risk-free interest rate assumption was based on the five-year U.S. Treasury rate at the time of grant, which was commensurate with the term of the PSUs.
•The expected volatility assumption was based on the implied volatility of our common stock from a set of comparable publicly-traded companies.
•The fair value of our common stock was based on the closing stock price on the date of grant.
•We assumed no dividend yield because we have historically not paid out dividends to common stockholders.
As of June 30, 2021, there was $89.8 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.8 years.
Note 12. Income Taxes
For interim periods, we follow the general recognition approach whereby tax expense is recognized through the use of an estimated annual effective tax rate, which is applied to the year-to-date operating results. Additionally, we recognize tax expense or benefit for any discrete items occurring within the interim period that were excluded from the estimated annual effective tax rate. Our effective tax rate may be subject to fluctuations during the year due to impacts from the following items: (i) changes in forecasted pre-tax and taxable income or loss, (ii) changes in statutory law or regulations in jurisdictions where we operate, (iii) audits or settlements with taxing authorities, (iv) the tax impact of expanded product offerings or business acquisitions, and (v) changes in valuation allowance assumptions.
For the three and six months ended June 30, 2021, we recorded an income tax (expense) benefit of $78 and $(1,021), respectively. For the three and six months ended June 30, 2020, we recorded an income tax benefit of $99,768 and $99,711, respectively. Income taxes for the six months ended June 30, 2021 were primarily due to the profitability of SoFi Lending Corp, which incurs income tax expense in some state jurisdictions where separate company filing is required. The significant change in our income tax position for the 2021 periods relative to 2020 was primarily due to a partial release of our valuation allowance in the second quarter of 2020 in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020. There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2021 and we do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
During the six months ended June 30, 2021, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.
Note 13. Related Parties
The Company defines related parties as members of our board of directors, entity affiliates, executive officers and principal owners of the Company’s outstanding stock and members of their immediate families. Related parties also include any other person or entity with significant influence over the Company’s management or operations.
Stockholder Note
In 2019, the Company entered into a $58,000 note receivable agreement with a stockholder (“Note Receivable Stockholder”), which was collateralized by the Note Receivable Stockholder’s common stock and redeemable preferred stock. Related to this collateralization, the Company obtained call rights to purchase the collateral at $5.05 per share (“Call Option Rights”). As of December 31, 2020, there was no remaining receivable associated with this related party note; however, our Call Option Rights remained outstanding post settlement, per the terms of our Note Receivable Stockholder agreement.
During the three and six months ended June 30, 2020, we recognized related party interest income of $569 and $1,339, respectively. In December 2020, we exercised our Call Option Rights to acquire the Note Receivable Stockholder collateral, which included 104,132 shares of common stock and 26,941,262 shares of redeemable preferred stock. The Call Option Rights shares were retired upon receipt. The option exercise payable of $133,385 remained outstanding as of December 31, 2020 and the reserved funds were presented within restricted cash and restricted cash equivalents in the Unaudited Condensed Consolidated Balance Sheets. The full payment was subsequently made in January 2021.
Apex Loan
In November 2019, we lent $9,050 to Apex at an interest rate of 12.5% per annum, which had a scheduled maturity date of August 31, 2020. In August 2020, we extended the maturity date to August 31, 2021 and modified the interest rate to 5.0% per annum, which we determined to be below the market rate of interest. In accordance with ASC 835-30, Interest, in 2020, we recognized a loss representing the discounted fair value of the loan receivable relative to its stated value at the market rate of interest, which is accreted into interest income over the remaining term of the loan. During the year ended December 31, 2020, we lent an additional $7,643 to Apex. We had an interest income receivable of $1,443 as of December 31, 2020. During February 2021, Apex paid us $18,304 in settlement of all of their outstanding obligations to us, which consisted of outstanding principal balances of $16,693 and accrued interest of $1,611. During the three and six months ended June 30, 2021, we recognized interest income of $— and $211, respectively, within interest income — related party notes, and we reversed the remainder of the loss for the discount to fair value that had not yet been accreted of $169 within noninterest income — other in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which was only applicable to the six-month period. During the three and six months ended June 30, 2020, we recognized interest income of $310 and $592, respectively.
Note 14. Commitments, Guarantees, Concentrations and Contingencies
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. During the six months ended June 30, 2021, we commenced new operating leases for office premises with terms expiring from 2024 to 2026. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for new operating lease liabilities of $0 and $3,581 during the three and six months ended June 30, 2021, respectively.
The lessor for one of our operating leases allowed us to defer payments on the lease beginning in April 2020 as a result of our inability to use the leased premises during the COVID-19 pandemic. We elected to not account for this non-substantial concession as a lease modification. In the absence of this concession, we would have recognized additional operating lease cost of $566 and $1,132 during the three and six months ended June 30, 2021, respectively, and $566 and $566 during the three and six months ended June 30, 2020, respectively.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Other Commitments
In September 2019, we entered into a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California that granted us the exclusive naming rights to SoFi Stadium and official partnerships with the Los Angeles Chargers and Los Angeles Rams, as well as rights with the performance venue and surrounding entertainment district (“Naming and Sponsorship Agreement”). We made payments totaling $6,250 and $9,517 during the three and six months ended June 30, 2021, respectively. We did not make any payments during the corresponding periods in 2020. See “Contingencies” below for discussion of an associated contingent matter.
In June 2021, we entered into an agreement whereby we will invest $20 million for a 5% ownership interest in a lending-related business, pending certain regulatory approvals. Upon the closing of the transaction, we will be granted a seat on the investee’s board of directors. Based on accounting guidance in ASC 323-10-15-6, Investments — Equity Method and Joint Ventures, we concluded that we will have significant influence over the investee because of our representation on its board of directors. However, we will not control the investee and, therefore, will account for the investment under the equity method of accounting. We do not expect the investment to be deemed significant under either Regulation S-X, Rule 3-09 or Rule 4-08(g).
Concentrations
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and restricted cash equivalents, residual investments and loans. We hold cash and cash equivalents and restricted cash and restricted cash equivalents in accounts at regulated domestic financial institutions in amounts that may exceed FDIC insured amounts. We believe these institutions are of high credit quality and have not experienced any related losses to date.
We are dependent on third-party funding sources to originate loans. Additionally, we sell loans to various third parties. During the six months ended June 30, 2021, the two largest third-party buyers accounted for a combined 45% of our loan sales volume. No individual third-party buyer accounted for 10% or more of consolidated total net revenues for any of the periods presented.
The Company is exposed to default risk on borrower loans originated and financed by us. There is no single borrower or group of borrowers that comprise a significant concentration of the Company’s loan portfolio. Likewise, the Company is not overly concentrated within a group of channel partners or other customers, with the exception of our distribution of personal loan residual interests in our sponsored personal loan securitizations, which we market to third parties and the aforementioned whole loan buyers. Given we have a limited number of prospective buyers for our personal loan securitization residual interests, this might result in us utilizing a significant amount of our own capital to fund future residual interests in personal loan securitizations, or impact the execution of future securitizations if we are limited in our own ability to invest in the residual interest portion of future securitizations, or find willing buyers for securitization residual interests.
See Note 16 for a discussion of concentrations in revenues from contracts with customers.
Contingencies
Legal Proceedings
In limited instances, the Company may be subject to a variety of claims and lawsuits in the ordinary course of business. Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which we are involved is costly and can impose a significant burden on management and employees, and there can be no assurances that we will receive favorable final outcomes.
Contingencies
Galileo. Galileo, our wholly owned subsidiary that we acquired in May 2020, is a defendant in a putative class action involving service disruption for customers of Galileo’s largest client stemming from Galileo’s system experiencing technology platform downtime. The parties have entered into a class action settlement agreement to resolve the claims in the action. In May 2021, the United States District Court Northern District of California granted a motion for final approval of the class action settlement. As of June 30, 2021, we estimated a contingent liability associated with this litigation of $1,750, which decreased from the amount recorded as of December 31, 2020 due to lower-than-anticipated claims. The contingent liability was presented

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
within accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets, and represents Galileo’s maximum exposure to loss on the litigation. Other assets as of June 30, 2021 included $1,750 for the expected insurance recovery on the expected settlement. In June 2021, an appeal was filed to the final order approving the settlement in the United States Court of Appeals for the Ninth Circuit by a pro se putative class member. That appeal is pending.
We expensed Galileo legal fees associated with this litigation as incurred. Additionally, Galileo’s client sought compensatory payment from Galileo as part of the technology platform outage, which Galileo settled in November 2020 for $3,341.
SoFi Stadium. In September 2020, we discussed certain provisions of the Naming and Sponsorship Agreement for SoFi Stadium entered into by the same parties in September 2019 in light of the COVID-19 pandemic. Based on these discussions, SoFi paid sponsorship fees for the initial contract year (July 1, 2020 to March 31, 2021) of $9.8 million, of which $6.5 million was paid during 2020 and $3.3 million was paid in January 2021.
The parties are revisiting the sponsorship fees to determine the ultimate amount payable for the initial contract year and have requested that the parties agree upon a third party with expertise in the valuation of sports media rights and sports sponsorship or promotional rights (“Valuation Expert”) to perform an evaluation of the delivered value during the initial contract year, which evaluation has not begun as of the date of this Quarterly Report on Form 10-Q. Therefore, the Company is exposed to additional potential sales and marketing expense of up to $12.7 million, which reflects the difference between the actual sponsorship fees paid during the initial contract year and the commitment for the initial contract year made under the Naming and Sponsorship Agreement. As of June 30, 2021, we are unable to estimate the amount of reasonably possible additional costs we may incur with respect to this contingency. Moreover, we have not determined that the likelihood of additional cost is probable. Therefore, as of June 30, 2021, we have not recorded additional expense related to this contingency.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees pursuant to ASC 460. First, we issue financial guarantees to FNMA on loans that we sell to FNMA, which manifest as repurchase requirements if it is later discovered that loans sold to FNMA do not meet FNMA guidelines. We have a three-year repurchase obligation from the time of origination to buy back originated loans that do not meet FNMA guidelines, and we are required to pay the full initial purchase price back to FNMA. We recognize a liability for the full amount of expected loan repurchases, which we estimate based on historical experience. The liability we record is equal to what we expect to buy back and, therefore, approximates fair value. Second, we make standard representations and warranties related to other loan transfers, breaches of which would require us to repurchase the transferred loans. Finally, we have limited repurchase obligations for certain loan transfers associated with credit-related events, such as early prepayment or events of default within 90 days after origination. Estimated losses associated with credit-related repurchases are evaluated pursuant to ASC 326. In the event of a repurchase, we are typically required to pay the purchase price of the loans transferred.
As of June 30, 2021 and December 31, 2020, the Company accrued liabilities within accounts payable, accruals and other liabilities in the Unaudited Condensed Consolidated Balance Sheets of $7,156 and $5,196, respectively, related to our estimated repurchase obligation, with the corresponding charges recorded within noninterest income — loan origination and sales in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2021 and December 31, 2020, the amount associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $5.4 billion and $3.9 billion, respectively.
As of June 30, 2021 and December 31, 2020, the Company had a total of $9.3 million and $9.3 million, respectively, in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for the purpose of securing certain of the Company’s operating lease obligations. A portion of the letters of credit was collateralized by $3.3 million and $3.3 million of the Company’s cash as of June 30, 2021 and December 31, 2020, respectively, which is included within restricted cash and restricted cash equivalents in the Unaudited Condensed Consolidated Balance Sheets.
Mortgage Banking Regulatory Mandates
The Company is subject to certain state-imposed minimum net worth requirements for the states in which the Company is engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect the

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Company’s ability to meet mortgage banking regulatory requirements. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all minimum net worth requirements and, therefore, has not accrued any liabilities related to fines or penalties.
Retirement Plans
The Company has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 100% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. The Company’s contributions to the plan are discretionary. The Company has not made any contributions to the plan to date.
Note 15. Loss Per Share
We compute loss per share attributable to common stock using the two-class method required for participating interests. Prior to the Business Combination, our participating interests included all series of our preferred stock. Series 1 preferred stock has preferential cumulative dividend rights. Pursuant to ASC 260, Earnings Per Share, for each period presented, we increased net loss or decreased net income, as applicable, by the contractual amount of dividends payable to Series 1 preferred stock before allocating any remaining undistributed earnings to all participating interests.
Prior to the Business Combination, all other classes of preferred stock, except for Series C, had stated dividend rights, which had priority over undistributed earnings. The remaining losses were shared pro-rata among the preferred stock (with the exception of Series 1 preferred stock) and common stock outstanding during the measurement period, as if all of the losses for the period had been distributed. While our calculation of loss per share accounted for a loss allocation to all participating shares, we only presented loss per share below for our common stock. Basic loss per share of common stock was computed by dividing net income (loss), adjusted for the impact of Series 1 preferred stock dividends and income (loss) allocated to other participating interests, as applicable, by the weighted average number of shares of common stock outstanding during the period. Because the amount available to distribute to all participating interests after adjusting for redeemable preferred stock dividends was negative in all periods presented, we did not allocate any loss to participating interests in determining the numerator of the basic and diluted loss per share computation, as the allocation of loss would have been anti-dilutive. Further, we excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted loss per share, as their inclusion would have been anti-dilutive.
The calculation of basic and diluted loss per share was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(165,314)	$7,808	$(342,878)	$(98,559)
Less: Redeemable preferred stock dividends	(10,079)	(10,051)	(20,047)	(20,157)
Net loss attributable to common stockholders – basic and diluted	$(175,393)	$(2,243)	$(362,925)	$(118,716)
Denominator:
Weighted average common stock outstanding – basic	365,036,365	72,147,293	241,282,003	70,768,457
Weighted average common stock outstanding – diluted	365,036,365	72,147,293	241,282,003	70,768,457
Loss per share – basic	$(0.48)	$(0.03)	$(1.50)	$(1.68)
Loss per share – diluted	$(0.48)	$(0.03)	$(1.50)	$(1.68)

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable preferred stock exchangeable for common stock(1)	—	492,857,785	—	492,857,785
Redeemable preferred stock warrants exchangeable for common stock(1)	—	12,170,990	—	12,170,990
Contingent common stock(1)(2)	320,649	320,649	320,649	320,649
Common stock options(1)	27,040,727	32,396,026	27,040,727	32,396,026
Common stock warrants(1)	40,295,990	—	40,295,990	—
Unvested RSUs(1)	53,128,121	40,729,306	53,128,121	40,729,306
Unvested PSUs(1)	6,428,578	—	6,428,578	—
____________________
(1)These potential common stock elements were anti-dilutive in the periods to which they applied, as there were no earnings attributable to common stockholders.
(2)For all periods presented, includes contingently issuable common stock in connection with our acquisition of 8 Limited, as further discussed in Note 2.
Note 16. Business Segment Information
Each of our reportable segments is a strategic business unit that serves specific needs of our members based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. Contribution profit is the primary measure of segment profit and loss reviewed by the Chief Operating Decision Maker (“CODM”) and is intended to measure the direct profitability of each segment. Contribution profit is defined as total net revenue for each reportable segment less:
•fair value changes in servicing rights and residual interests classified as debt that are attributable to assumption changes, which impact the contribution profit within the Lending segment. These fair value changes are non-cash in nature and are not realized in the period; therefore, they do not impact the amounts available to fund our operations; and
•expenses directly attributable to the corresponding reportable segment. Directly attributable expenses primarily include compensation and benefits and sales and marketing, and vary based on the amount of activity within each segment. Directly attributable expenses also include loan origination and servicing expenses, professional services, occupancy related costs, and tools and subscriptions. Expenses are attributed to the reportable segments using either direct costs of the segment or labor costs that can be attributed based upon the allocation of employee time for individual products.
The reportable segments also reflect the Company’s organizational structure. Each segment has a segment manager who reports directly to the CODM. The CODM has ultimate authority and responsibility over resource allocation decisions and performance assessment.
The Company has three reportable segments: Lending, Financial Services and Technology Platform. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities and, for 2020, a commercial loan. We originate loans in each of the aforementioned channels with the objective of either selling whole loans or securitizing a pool of originated loans for transfer to third-party investors. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests, gains or losses recognized on transfers that meet the true sale requirements under ASC 860 and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. We also earn the difference between interest income earned on our loans and interest expense on any loans that are financed. Interest expense primarily impacts our Lending segment, and we present interest income net of interest expense, as our CODM considers net interest income in addition to contribution profit in evaluating the performance of the Lending segment and making resource allocation decisions.
The Financial Services segment includes our SoFi Money product, SoFi Invest product, SoFi Credit Card product (which we launched in the third quarter of 2020), SoFi Relay personal finance management product and other financial services, such

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
as equity capital markets and advisory services, lead generation, and content for other financial services institutions and our members. SoFi Money provides members a digital cash management experience, interest income and the ability to separate money balances into various subcategories. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include payment network fees on our member transactions and pay for order flow, digital assets transaction fees and share lending arrangements in our SoFi Invest product. Additionally, we earn underwriting fees and enterprise services fees associated with equity capital markets and advisory services we began providing in the second quarter of 2021. We also earn referral fees in connection with referral activity we facilitate through our platform, which is not directly tied to a particular Financial Services product. The referral fee is paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform.
The Technology Platform segment includes our Technology Platform fees, which commenced with our acquisition of Galileo in May 2020, and, in the 2020 periods, our equity method investment in Apex, which represented our portion of net earnings on clearing brokerage activity on the Apex platform. The Company purchased an initial interest in Apex in December 2018, and Apex was the Company’s only material equity method investment as of December 31, 2020. During January 2021, the seller of our Apex interest exercised the Seller Call Option, and as such we no longer recognize Apex equity investment income subsequent to the call date. Due to the additional investment we made during 2020, we will maintain an immaterial investment in Apex, but will no longer qualify for equity method accounting. See Note 2 for additional information on the acquisition of Galileo, and Note 1 for additional information on our Apex equity method investment.
Non-segment operations are classified as Other, which includes net revenues associated with corporate functions that are not directly related to a reportable segment. These non-segment net revenues include interest income earned on corporate cash balances, nonrecurring income on certain investments from available cash on hand (which investments are not interconnected with our core business lines and, thereby, reportable segments), and interest expense on corporate borrowings, such as our revolving credit facility and, for the 2021 period, the seller note issued in connection with our acquisition of Galileo. During the three and six months ended June 30, 2021, net revenues within Other also included $— and $211, respectively, of interest income and $— and $169, respectively, of reversal of loss on discount to fair value in connection with related party transactions. During the three and six months ended June 30, 2020, net revenues within Other included $879 and $1,931, respectively, of interest income earned in connection with related party transactions. Refer to Note 13 for further discussion of our related party transactions.
The accounting policies of the segments are consistent with those described in Note 1, except for the accounting policies in relation to the allocations of consolidated income and consolidated expenses, as described below.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. Assets are not allocated to reportable segments, as the Company’s CODM does not evaluate reportable segments using discrete asset information.

Three Months Ended June 30, 2021	Lending	Financial Services	Technology Platform(1)(4)	Reportable Segments Total	Other	Total
Net revenue
Net interest income (loss)	$56,822	$542	$(32)	$57,332	$(1,320)	$56,012
Noninterest income	109,469	16,497	45,329	171,295	3,967	175,262
Total net revenue	$166,291	$17,039	$45,297	$228,627	$2,647	$231,274
Servicing rights – change in valuation inputs or assumptions(2)	224	—	—	224
Residual interests classified as debt – change in valuation inputs or assumptions(3)	5,717	—	—	5,717
Directly attributable expenses	(83,044)	(41,784)	(32,284)	(157,112)
Contribution profit (loss)	$89,188	$(24,745)	$13,013	$77,456

Three Months Ended June 30, 2020	Lending	Financial Services	Technology Platform(1)	Reportable Segments Total	Other	Total
Net revenue
Net interest income (loss)	$44,335	$83	$(18)	$44,400	$(1,653)	$42,747
Noninterest income (loss)	51,549	2,345	19,037	72,931	(726)	72,205
Total net revenue (loss)	$95,884	$2,428	$19,019	$117,331	$(2,379)	$114,952
Servicing rights – change in valuation inputs or assumptions(2)	18,720	—	—	18,720
Residual interests classified as debt – change in valuation inputs or assumptions(3)	2,578	—	—	2,578
Directly attributable expenses	(67,763)	(33,321)	(6,919)	(108,003)
Contribution profit (loss)	$49,419	$(30,893)	$12,100	$30,626

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Six Months Ended June 30, 2021	Lending	Financial Services	Technology Platform(1)(4)	Reportable Segments Total	Other	Total
Net revenue
Net interest income (loss)	$108,599	$771	$(68)	$109,302	$(6,010)	$103,292
Noninterest income	205,669	22,731	91,430	319,830	4,136	323,966
Total net revenue (loss)	$314,268	$23,502	$91,362	$429,132	$(1,874)	$427,258
Servicing rights – change in valuation inputs or assumptions(2)	12,333	—	—	12,333
Residual interests classified as debt – change in valuation inputs or assumptions(3)	13,668	—	—	13,668
Directly attributable expenses	(163,395)	(83,766)	(62,664)	(309,825)
Contribution profit (loss)	$176,874	$(60,264)	$28,698	$145,308

Six Months Ended June 30, 2020	Lending	Financial Services	Technology Platform(1)	Reportable Segments Total	Other	Total
Net revenue
Net interest income (loss)	$89,996	$298	$(18)	$90,276	$(380)	$89,896
Noninterest income (loss)	79,766	4,284	20,034	104,084	(726)	103,358
Total net revenue (loss)	$169,762	$4,582	$20,016	$194,360	$(1,106)	$193,254
Servicing rights – change in valuation inputs or assumptions(2)	11,661	—	—	11,661
Residual interests classified as debt – change in valuation inputs or assumptions(3)	17,514	—	—	17,514
Directly attributable expenses	(145,423)	(62,458)	(6,919)	(214,800)
Contribution profit (loss)	$53,514	$(57,876)	$13,097	$8,735
____________________
(1)Noninterest income within the Technology Platform segment for the three and six months ended June 30, 2020 included $2,599 and $3,596, respectively, of earnings from our equity method investment in Apex. There were no earnings from our equity method investment in Apex during the three and six months ended June 30, 2021. See Note 1 under “—Equity Method Investments” for additional information.
(2)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment and default rates and discount rates. This non-cash change, which is recorded within noninterest income in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(3)Reflects changes in fair value inputs and assumptions, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(4)During the three and six months ended June 30, 2021, the five largest clients in the Technology Platform segment contributed 65% and 67%, respectively, of the total net revenue within the segment, which represented 13% and 14%, respectively, of our consolidated total net revenue.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table reconciles contribution profit (loss) to loss before income taxes for the periods presented. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reportable segments total contribution profit	$77,456	$30,626	$145,308	$8,735
Other total net revenue (loss)	2,647	(2,379)	(1,874)	(1,106)
Servicing rights – change in valuation inputs or assumptions	(224)	(18,720)	(12,333)	(11,661)
Residual interests classified as debt – change in valuation inputs or assumptions	(5,717)	(2,578)	(13,668)	(17,514)
Expenses not allocated to segments:
Share-based compensation expense	(52,154)	(23,545)	(89,608)	(43,230)
Depreciation and amortization expense	(24,989)	(14,955)	(50,966)	(19,670)
Fair value change of warrant liabilities	(70,989)	861	(160,909)	(2,018)
Employee-related costs(1)	(36,944)	(28,397)	(69,224)	(56,293)
Special payment(2)	(21,181)	—	(21,181)	—
Other corporate and unallocated expenses(3)	(33,297)	(32,873)	(67,402)	(55,513)
Loss before income taxes	$(165,392)	$(91,960)	$(341,857)	$(198,270)
__________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination. See Note 9 for additional information.
(3)Includes corporate overhead costs that are not allocated to reportable segments, such as corporate marketing costs, tools and subscription costs, and professional services costs.
In April 2020, the Company acquired 8 Limited for total consideration of $16,126, which represented the Company’s first international expansion. See Note 2 for additional information on the acquisition. As we do not have material operations outside of the U.S., we did not make the geographic disclosures pursuant to ASC 280, Segment Reporting. No single customer accounted for more than 10% of our consolidated revenues for any of the periods presented.
Note 17. Subsequent Events
Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Quarterly Report on Form 10-Q. We discuss events that occurred after the balance sheet date throughout these Notes to Unaudited Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as SoFi Technologies’ audited consolidated financial statements and notes thereto included in the final prospectus and definitive proxy statement, dated May 7, 2021 (the “Proxy Statement/Prospectus”) and filed with the SEC. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item II, Part 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with Social Capital Hedosophia Holdings Corp. V (“SCH”) on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”.
Business Overview
We are a member-centric, one-stop shop for digital financial services that allows members to borrow, save, spend, invest and protect their money. Our mission is to help our members achieve financial independence in order to realize their ambitions. To us, financial independence does not mean being wealthy, but rather represents the ability of our members to have the financial means to achieve their personal objectives at each stage of life, such as owning a home, having a family, or having a career of their choice — more simply stated, to have enough money to do what they want. We were founded in 2011 and have developed a suite of financial products that offers the speed, selection, content, and convenience that only an integrated digital platform can provide. In order for us to achieve our mission, we have to help people get their money right, which means providing them with the ability to borrow better, save better, spend better, invest better and protect better. Everything we do today is geared toward helping our members “Get Your Money Right” and we strive to innovate and build ways for our members to achieve this goal.
Our three reportable segments and their respective products as of June 30, 2021 were as follows:

Lending		Financial Services		Technology Platform
•	Student Loans(1)	•	SoFi Money	•	Technology Platform Services (Galileo)
•	Personal Loans	•	SoFi Invest(2)
•	Home Loans	•	SoFi Relay
		•	SoFi Credit Card
		•	SoFi At Work
		•	SoFi Protect
		•	Lantern Credit
		•	Equity capital markets and advisory services
__________________
(1)Composed of in school loans and student loan refinancing.
(2)Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts.
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination or servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Once someone becomes a member, they are always considered a member unless they violate our terms of service, given that our members have continuous access to our certified financial planners (“CFPs”), our career advice services, our member events, our content, educational material, news, tools and calculators at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Since our inception through June 30, 2021, we have served approximately 2.6 million members who have used approximately 3.7 million products on the SoFi platform. We believe we are in the early stages of the digital transformation of financial services and, as a result, have a substantial opportunity to continue to grow our member base and increase the number of products that our members use on the SoFi platform.

We offer our members a suite of financial products and services, enabling them to borrow, save, spend, invest and protect within one integrated platform. Our aim is to create a best-in-class, integrated financial services platform that will generate a virtuous cycle whereby positive member experiences will lead to more products adopted per member and enhanced profitability for each additional product by lowering overall member acquisition costs and increasing the lifetime value of our members. We refer to this virtuous cycle as our “Financial Services Productivity Loop”.
We believe that developing a relationship with our members and gaining their trust is central to our success as a financial services platform. Moreover, we believe that some of the current frictions faced by other financial institutions are caused by a disjointed and non-seamless product experience, a lack of digital acquisition, subpar mobile web products instead of digital native apps and incomplete product offerings to meet a customer’s holistic financial needs. Through our mobile technology and continuous effort to improve our financial services products, we are seeking to build a financial services platform that members can access for all of their financial services needs.
We believe we are in the early stages of realizing the benefits of the Financial Services Productivity Loop, as increasing numbers of our members are using multiple products on our platform.
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services through SoFi At Work, and other enterprises that leverage our capabilities to assist with equity capital markets and advisory services. These enterprises become interconnected with the SoFi platform when using it for these services. While these enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and, in some cases, also have their own constituents who might benefit from our products in the future. Further, our wholly-owned subsidiary, Galileo, had approximately 79 million total accounts on its platform (excluding SoFi accounts) as of June 30, 2021. Galileo started contributing new accounts to the SoFi ecosystem during the second quarter of 2020.
While we primarily operate in the United States, in 2020, we expanded into Hong Kong with our acquisition of 8 Limited, an investment business. Additionally, with the acquisition of Galileo in May 2020, we gained clients in Mexico.
National Bank Charter.    A key element of our long-term strategy is to secure a national bank charter, which we believe can enhance our overall profitability. While we currently rely on third-party bank holding companies to provide banking services to our members, securing a national bank charter would, among other things, allow us to provide members and prospective members broader and more competitive options across their financial services needs, including deposit accounts, and lower our cost to fund loans (by utilizing our SoFi Money members’ deposits to fund our loans), which would enable us to offer lower interest rates on loans to members as well as offer higher interest rates on SoFi Money accounts, all while continuing not to charge non-interest based fees.

In October 2020, we received preliminary, conditional approval from the Office of the Comptroller of the Currency (the “OCC”) for our application for a national bank charter. Final OCC approval is subject to a number of preopening requirements. In March 2021, we entered into an agreement to acquire Golden Pacific Bancorp, Inc., a bank holding company (“Golden Pacific”), and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank (“Golden Pacific Bank”), for a total cash purchase price of $22.3 million. The acquisition is subject to regulatory approval, including approval from the OCC of a revised business plan for the acquiree national bank, and approval from the Federal Reserve to become a bank holding company and for a change of control, and other customary closing conditions. In March 2021, we also submitted an application to the Federal Reserve to become a bank holding company. The application review process is ongoing.
In order to be compliant with all applicable regulations, to operate to the satisfaction of the banking regulators, and to successfully execute our business plan for the bank, SoFi has been building out the required infrastructure to run the bank and to operate as a bank holding company. This effort spans our people and organization, technology, marketing/product management, risk management, compliance, and control functions. We have invested and expect to continue to invest substantial time, money and human resources towards bank readiness, and towards the regulatory approval process. During the three and six months ended June 30, 2021, we incurred direct costs associated with securing a national bank charter of $3.7 million and $9.2 million, respectively, which consisted primarily of professional fees and compensation and benefits costs. While largely dependent on the timing of the regulatory approvals, we estimate that we could incur additional costs of approximately $5 million to $10 million through the remainder of the regulatory approval process.
IPO Investment Center.    Through our FINRA-registered broker-dealer subsidiary, SoFi Securities LLC (“SoFi Securities”), we are licensed to underwrite securities offerings. In March 2021, we launched an IPO investment center that allows members with a SoFi active Invest account to invest in initial public offerings before they trade on an exchange. During the three and six months ended June 30, 2021, we recognized underwriting fee revenue of $1.8 million within noninterest income — other in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) associated with our IPO Investment Center underwriting activities. We aim to continue to generate revenues in future periods for our IPO investment center activities in the form of underwriting fees.
Our Reportable Segments
We conduct our business through three reportable segments: Lending, Financial Services and Technology Platform. Below is a discussion of our segments and their corresponding products.
Lending Segment
Through our Lending segment, we offer student loans, personal loans, home loans and related services.
Student Loans. We primarily operate in the student loan refinance space, with a focus on super-prime graduate school loans. In 2019, we expanded into “in-school” lending, which allows members to borrow funds while they attend school. We offer flexible loan sizes and repayment options, as well as competitive rates, on our student loan refinancing and in-school loan products.
Personal Loans. We primarily originate personal loans for debt consolidation purposes and home improvement projects. We offer fixed and variable rate loans with no origination fees and flexible repayment terms, such as unemployment protection. There are other personal loan purposes or channels that we have not aggressively pursued, which we believe could represent opportunities for us in the future.
Home Loans. We have historically offered agency and non-agency loans for members purchasing a home or refinancing an existing mortgage. For our home loan products, we offer competitive rates, flexible down-payment options for as little as 5% and educational tools and calculators.
A key element of our underwriting process is the ability to facilitate risk-based interest rates that are appropriate for each loan. Using SoFi’s proprietary risk models, we project quarterly loan performance, including expected losses and prepayments. The outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members.
SoFi has built a comprehensive underwriting process across each lending product that is focused on willingness to pay (measured by credit attributes), ability to pay (measured through income verification), and capacity to pay (measured by debt service in relation to other loans). Our student loan and personal loan underwriting models consider credit reports, industry credit and bankruptcy prediction models, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow (defined as borrower monthly net income less revolving and installment payments less housing payments). Our minimum FICO requirements are 650 for student loan refinancing, 650 for in-school loans (primary or co-signer) and 680 for personal loans. We decreased our in-school loan minimum FICO requirement in conjunction with our launch of a revised underwriting strategy, which utilizes an advanced risk model that focuses on borrowers' ability to pay and provides refined risk separation. Home loans originated by SoFi that are agency conforming loans are subject to credit, debt service, and collateral eligibility established by Fannie Mae. Existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products. Home loans originated by SoFi that are non-agency loans are subject to our credit criteria, including a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum qualified mortgage limits on debt-to-income service and caps on loan-to-value based on an accredited appraisal. We also leverage our data to provide existing members a streamlined application process through automation.
Our lending business is primarily a gain-on-sale model, whereby we originate loans and recognize a gain from these loans when we sell them into either our whole loan or securitization channels. We sell our whole loans primarily to large financial institutions, such as bank holding companies, typically at a premium to par, and in excess of our costs to originate the loans. Our loan premiums fluctuate from time to time based on benchmark rates and credit spreads, and we are not guaranteed a gain on all or any of our loan sales. When securitizing loans, we first isolate the underlying loans in a trust and then sell the beneficial interests in the trust to a bankruptcy-remote entity. In securitization transactions that do not qualify for sale accounting, the related assets remain on our balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor. In the case of both whole loan sales and securitizations, we also typically continue to retain servicing rights following transfer. We, therefore, view servicing as an integral component of the Lending segment.
Prior to selling our loans, we hold them on our balance sheet at fair value and rely upon warehouse financing arrangements. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment.
With the exception of certain of our home loans, we retain servicing rights to our originated loans, and believe our servicing function is an important asset because of the connection to the member it affords us throughout the life of the loan. We directly service all of the personal loans that we originate. We act as master servicer for, and rely on sub-servicers to directly service, all of our student loans and Federal National Mortgage Association (“FNMA”) conforming home loans. We believe this ongoing relationship with our members enhances the effectiveness of our Financial Services Productivity Loop by increasing member touchpoints and driving increases in the number of products per member.
Furthermore, our platform supports the full transaction lifecycle, including credit application, underwriting, approval, funding and servicing. Through data derived at loan origination and throughout the servicing process, SoFi has life-of-loan performance data on each loan in its ecosystem, which provides a meaningful data asset.
Financial Services Segment
Our Financial Services segment consists of cash management, investment and other financial services activities.
SoFi Money
Through SoFi Money, a digital, mobile cash management experience for our members, we invest in member acquisition and marketing activities to attract new members, including by offering rewards to incentivize prospective members to house their cash management activities on the SoFi platform.
We generate interest income from deposits sitting in our various member banks, which is reduced by the interest fees paid to members. We also earn payment network fees on member expenditures via SoFi-branded debit cards issued by one of our member bank holding companies (each a “Member Bank”). Payment network fees are reduced by direct fees payable to card associations and the Member Bank.
The Bancorp Bank (“Bancorp”) is the issuer of all SoFi Money debit cards and sponsors access to debit networks for payment transactions, funding transactions and associated settlement of funds under a sponsorship agreement with SoFi Securities. Additionally, Bancorp provides sponsorship and support for ACH, check, and wire transactions along with associated funds settlement. The SoFi Money product also utilizes a sweep administrator, UMB Bank, National Association (“UMB”), to sweep funds to and from the SoFi Money program banks, as necessary, under a program broker agreement between SoFi Securities and UMB and program account and program bank agreements with a variety of sweep program banks. The SoFi Securities agreement with Bancorp provides for receipt by Bancorp of program revenue and transaction fees, and is subject to a minimum monthly card activity fee. The agreement with Bancorp is terminable by SoFi Securities with 120 days prior notice. The program broker agreement between SoFi Securities and UMB provides for one-year terms that automatically renew and is terminable by either party with at least 90 days’ written notice prior to the end of the current term. The program account agreements and program bank agreements between SoFi Securities, UMB and the sweep banks provide for the rate of interest payable on the balances in a member’s SoFi Money account and include certain maximum transfer requirements on transfers. These arrangements are generally terminable upon termination of SoFi Securities’ sweep arrangement with UMB.
SoFi Invest
We also provide introductory brokerage services to our members, and have invested significantly in creating SoFi Invest, a streamlined mobile investing experience through which we offer multiple ways to invest and give members access to active investing, robo-advisory and digital assets services. While we do not charge trading fees, other than for digital assets trading, our platform benefits from increasing assets under management as we generate interest income on cash balances that we hold, and we also earn brokerage revenue through share lending and pay for order flow arrangements. We also believe there are opportunities to generate incremental future revenue through margin lending and options. Through our acquisition of 8 Limited in 2020, we expanded SoFi Invest into the Hong Kong market. With respect to our digital assets trading activities, which we initiated in 2019, we do not hold or store members' digital assets, but instead rely on a third party custodian, and we hold an immaterial amount of digital assets in order to facilitate paying new member bonuses when members initiate their first digital assets trade. We do this for member convenience to facilitate a seamless payment of digital assets.
Furthermore, our innovative “stock bits” feature allows members to purchase fractional shares in various companies. Through our “stock bits” offering, members with SoFi Invest active brokerage accounts may buy or sell fractional shares in a variety of equity securities. Members can place orders in dollars or shares. During the course of a trading day, all member orders are consolidated into a single order for each equity security, which may be a sell or buy order. These fractional orders are rounded up to the next whole share and executed as a market order prior to market close on a standard trading day. Following market close, we allocate the trades to each individual member. We maintain a stock inventory for each issuer for whose securities we provide fractional trading in order to facilitate “stock bits” trades.
Other
In August 2020, we began offering the SoFi Credit Card, which we expanded to a broader market in the fourth quarter of 2020. Additionally, we developed SoFi Relay within the SoFi mobile application, a personal finance management product which allows members to track all of their financial accounts in one place and utilize credit score monitoring services. Further, we leverage our technology and information infrastructure to offer services to other enterprises, such as loan referrals and SoFi At Work, which is a platform we offer to enterprises that are looking for a seamless way to provide financial benefits to their employees, such as student loan payments made on their employees’ behalf, for which we earn a fee. We have also developed a financial services marketplace platform branded as Lantern Credit to help applicants that do not qualify for SoFi products find alternative products, as well as providing a product comparison experience. Finally, commencing in the second quarter of 2021, we started earning revenues for equity capital markets and advisory services.
We earn revenues in connection with our Financial Services segment through various partnerships and our SoFi Money and SoFi Invest products in the following ways:
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, which is not directly tied to a particular Financial Services product. The referral fee is paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. As such, the third-party enterprise partners are our customers in these referral arrangements.
•Payment network fees: We earn payment network fees, which primarily constitute interchange fees from our SoFi Money and SoFi Credit Card products, which are reduced by fees payable to card associations and the issuing bank holding company. These fees are remitted by merchants and are calculated by multiplying a set fee percentage (as stipulated by the debit card payment network) by the transaction volume processed through such network. We arrange for performance by a card association and the bank issuer to enable certain aspects of the SoFi branded transaction card process. We enter into contracts with both parties that establish the shared economics of SoFi branded transaction cards.
•Enterprise service fees: These fees are earned in connection with services we provide to enterprise partners, such as when we facilitate transactions for the benefit of their employees, such as 529 plan contributions or student loan payments through our At Work product, which represents our single performance obligation in the arrangements. Commencing in the second quarter of 2021, enterprise services also included fees for providing advisory services to an enterprise partner to facilitate reaching a quorum on their shareholder vote, which represented our single performance obligation in the arrangement. Our fee was a success-based fee for achieving contractually-specified targets, which represented variable consideration at contract inception. However, as advisory fees were billed to, and collected directly from, our partner only once our performance obligation was satisfied, the variable consideration within the reporting period was not constrained. Our revenue was reported on a gross basis, as we acted in the capacity of a principal, demonstrated the requisite control over the service, and were primarily responsible for fulfilling the performance obligation to our enterprise partner. These fees are discussed herein as a component of equity capital markets and advisory services.
•Brokerage fees: We earn brokerage fees from our share lending and pay for order flow arrangements related to our SoFi Invest product (for which Apex Clearing Holdings, LLC, or “Apex”, serves as principal), exchange conversion services and digital assets activity. In our share lending arrangements and pay for order flow arrangements with Apex, we do not oversee the execution of the transactions by our members, but benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and pay for order flow volume. Apex connects with market makers (order flow) and institutions (share lending) to facilitate the service and is responsible for execution. Apex carries inventory risk with the share lending program and ultimately is responsible for successful order routing to market makers that trigger the pay for order flow revenue. Apex sets the gross price and negotiates with market makers and institutions as part of our order flow and share lending arrangements. We have no discretion or visibility into this pricing and, instead, negotiate a net fee for our order flow and share lending arrangements, which is settled with Apex rather than with market makers or other institutions. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume. In our exchange conversion arrangements, we earn fees for exchanging one currency for another. Historically, these fees have not been a significant portion of our total net revenue. Our arrangements with Apex are governed by an agreement which contains certain minimum monthly requirements and which is terminable by either party upon notice. Although we no longer have an equity method investment in Apex as of the balance sheet date, Apex continues to provide the services under this agreement.
•Underwriting Fees: Commencing in the second quarter of 2021, we earned underwriting fees related to our membership in underwriting syndicates for initial public offerings. The underwriting of securities is the only performance obligation in our underwriting agreements, and we recognize underwriting fees on the trade date. Moreover, we are a principal in our underwriting agreements, because we demonstrate the requisite control over the satisfaction of the performance obligation through the assumption of underwriter liability for our designated share allotment. As such, we recognize underwriting fee revenue on a gross basis.
•Net interest income: Our SoFi Invest and SoFi Money products also generate net interest income based on the cash balances held in these accounts. Historically, this income has not been a significant portion of our total net revenue.
Technology Platform Segment
Our Technology Platform segment consists of Galileo, and historically included our minority ownership of Apex, a technology-enabled provider of investment custody and clearing brokerage services, in which we invested in December 2018. During January 2021, the seller of the Apex interest exercised its call rights on our Apex investment. Therefore, we did not recognize any Apex equity method investment income during the three and six months ended June 30, 2021, nor will we have such equity method investment income in future periods. Additionally, we measured the carrying value of the Apex equity method investment as of December 31, 2020 equal to the call payment that we received in January 2021. Although following the exercise of the seller’s call rights we no longer have an equity method investment in Apex or recognize equity method investment income, Apex continues to provide investment custody and clearing services for SoFi Invest, including for our brokerage activities, under a multi-year revenue sharing arrangement.
In May 2020, we acquired Galileo, a provider of technology platform services to financial and non-financial institutions. Through Galileo, we provide services through a suite of program, event and authorization application programming interfaces for financial and non-financial institutions. Additionally, Galileo provides vertical integration benefits with SoFi Money. In addition to growth in its U.S. client base, Galileo is increasingly focused on international opportunities, including in Latin America and Asia.
We earn revenue on Galileo’s platform in the following two ways:
•Technology Platform Fees: The platform fees we earn are based on access to the platform and are specific to the type of transaction. For example, we offer “event pricing”, which includes a specific charge for an account setup, an active account on file, use of Program, Event and Authorization Application Programming Interfaces (“APIs”), card activation, authorizations and processing, and card loads. In addition, we offer “partner pricing”, which is the back-end support we provide to Galileo’s clients, such as live agent customer service, chargeback and fraud analysis and credit bureau reporting, all within one integrated solution for our clients.
•Program Management Fees: Also referred to as “card program fees”, these transaction fees are generated from the creation and management of card programs issued by banks and requested by enterprise partners. In these arrangements, Galileo performs card management services and the revenue stems from the payment network and card program fees generated by the card program. This revenue is reduced by association and bank issuer costs, and a revenue share passed along to the enterprise partner that markets the card program. We categorize this class of revenue as payment network fees.
Galileo typically enters into multi-year service contracts with its clients. The contracts provide for a variety of integrated platform services, which vary by client and are generally either non-cancellable or cancellable with a substantive payment. Pricing structures under these contracts are typically volume-based, or a combination of activity- and volume-based, and payment terms are predominantly monthly in arrears. Most of Galileo’s contracts contain minimum monthly payments with agreed upon monthly service levels and may contain penalties if service levels are not met.
COVID-19 Pandemic
Although the long-term effects of the novel coronavirus (“COVID-19”) pandemic globally and in the United States remain unknown, we are seeing signs of recovery from the impacts of the pandemic due to the increased availability of vaccinations and evolving government stimulus programs, particularly in the United States, including businesses and schools reopening, improved employment metrics, and increased consumer spending and confidence levels. However, we continue to monitor developments related to the pandemic, particularly the spread of additional strains of the COVID virus and potential related impacts. Through our business continuity program, which was expanded in response to the COVID-19 pandemic, we continue to monitor the recommendations and protocols published by the U.S. Centers for Disease Control and Prevention (“CDC”) and the World Health Organization, as well as state and local governments, and to communicate with employees on a regular basis to provide updated information and corporate policies. As the guidance issued by governments and regulators continues to evolve, we likewise continue to assess the impacts on us and to adjust our business operations, policies and procedures as needed to best accommodate our ecosystem of members and prospective members, Member Banks and employees. See “— Key Factors Affecting Operating Results — Industry Trends and General Economic Conditions” for discussion of the impact to our business of measures taken in response to the economic and financial effects of the COVID-19 pandemic.
Since the onset of the COVID-19 pandemic, we have continued to adapt our response and strategies to navigate uncertain economic, workplace and market conditions. We have taken a number of measures to proactively support our members, applicants for new loans, employees and investors.
Members:   We have and will continue to approach hardship programs from a member-first perspective. In addition to our Unemployment Protection Plan, which remains available to all eligible members, we launched comprehensive forbearance programs that provided meaningful Federal Emergency Management Agency disaster hardship relief. Starting in March 2020, we made available a web-enabled self-service forbearance request process to enable members who faced unemployment, reduction in income or general economic uncertainty to defer their loan payment for an initial period with options to extend. For student loans and personal loans, when a forbearance request was accepted, interest on the loan continued to accrue and is amortized over the remaining life of the loan, and the maturity date of the loan is extended for the length of the deferment. Home loans are subject to FNMA servicing guidelines, which provide certain options to the borrower. In accordance with these guidelines, after the forbearance period has ended, members are required to repay the amount that was suspended, but are not required to repay the amount all at once, though they have that option. Other potential options we offer allow members to repay all delinquent amounts gradually over a period of time in addition to their regular monthly payments, move the deferred amount to the end of the loan term, or set up a loan modification, if they are eligible. In all instances, interest continues to accrue during the forbearance period. In response to the hardship brought on by the COVID-19 pandemic, we also deferred certain collection recovery activities, while taking every opportunity to work with our members to find a path to repayment. We discontinued enrollment in our COVID-19 forbearance programs, which were designed to be temporary in nature, for personal loans and student loans on March 31, 2021 and April 30, 2021, respectively. Although enrollment in COVID-19 forbearance programs for home loans remains open, new requests remain low and are primarily related to extensions of existing forbearance. Subject to eligibility, members may participate in other customary hardship programs.

As of June 30, 2021, the loans in active short-term hardship relief or payment deferral due to the COVID-19 pandemic included 95 student loans with an aggregate balance of $6.0 million and 84 home loans with an aggregate balance of $22.9 million. There were no personal loans in this category due to the COVID-19 pandemic.
Applicants: In response to deteriorating economic conditions and market uncertainty amid the COVID-19 pandemic, in 2020 we proactively executed our recession readiness credit risk strategies. This included introducing elevated credit eligibility requirements for personal loans, thorough validation of income and income continuity, and limiting loan amounts. We expected originations incorporating credit risk strategy changes, when stressed using external loss forecasting models with stressed econometric scenarios, to perform similarly to previous vintages. Our student loan refinance business is substantially composed of applicants refinancing federal loans and/or existing private student loans. We developed objective content and calculators to educate applicants about the Federal relief available to them through the CARES Act and subsequent extensions, which enabled them to maximize their savings. Throughout the first half of 2021, we adapted our elevated credit eligibility requirements for personal loans through phases of reopening following our metric-driven, return-to-normalcy action plan.
Employees: In order to safeguard the health and safety of our team members and their families, we virtualized our entire organization beginning in March 2020, enabling all of our team members to work virtually. We have taken a proactive approach to enable ongoing communication and engagement. In February 2021, we announced that our employees may work with their managers to determine the best place for them to work from, including continuing to work virtually. Additionally, based on feedback we received from an employee engagement survey, we initiated a pilot reopening of our U.S. offices in July 2021 on a voluntary basis. In the Fall of 2021, we expect to commence a staggered Return-To-Workplace program, followed by a full reopening of all United States SoFi office locations. We will continue to align our protocols with evolving CDC, state and local guidelines to continue to safeguard the health and safety of our team members and their families.
Investors: Durability of, and confidence in, the performance of our originated asset classes has never been more important. Despite uncertain market and economic conditions, our serviced assets continue to perform at historic low delinquency and loss metrics, even when adjusted for forbearance. The majority of our members have validated their income resiliency and have returned to making full or partial payments on their loan or have paid in full. We have identified members who have sustained hardships and we have worked constructively with the investor community to establish expanded loss mitigation tools to maximize recovery while providing empathy for distressed members. Our team has worked to provide greater transparency to our investor community through access to our Capital Markets and Risk Management team and by providing internal and external analytical and stress testing forecasts, which provide a range of economic scenarios that could manifest in performance of their owned assets. Investors continue to not only have demand for our assets, but have grown their demand for our assets in light of their demonstrated performance.
Delinquencies: Members enrolled in forbearance or hardship relief programs do not appear in delinquency metrics and are not subject to collection activity. Despite this, during any re-enrollment, we work with members to determine when a short-term hardship becomes long-term, which requires differing solutions to ensure a member has the best chance for repayment success. At the onset of the COVID-19 pandemic, we provided online self-service opportunities to members to request initial relief and subsequently extend that short-term forbearance relief as needed (subject to approval). COVID-19 hardship relief was available to members who were current or delinquent at the time of request, although the majority of student loan and personal loan initial enrollments were members who were “current” at the time of enrollment. The vast majority of members that entered COVID-19 hardship programs have exited such programs.
Liquidity: We took action to prepare for potential liquidity needs resulting from the COVID-19 pandemic by securing additional committed warehouse capacity in May 2020. We were able to manage these needs along with other liquidity needs of our business by relying on our strong liquidity position going into the crisis, having a deep and diversified portfolio of warehouse lenders, being proactive and forward-looking as it related to anticipated liquidity risks and needs, and managing decisions conservatively with regard to loan origination growth and loan sales.
We remain committed to serving our members, applicants and investors, while caring for the safety of our employees and their families. See Part II, Item 1A “Risk Factors — COVID-19 Pandemic Risks” for additional discussion of the risks and uncertainties associated with the repercussions of the COVID-19 pandemic.

Executive Overview
The following tables display key financial measures for our three reportable segments and our consolidated company that are used, along with our key business metrics, by management to evaluate our business, measure our performance, identify trends and make strategic decisions. Contribution profit (loss) is the primary measure of segment-level profit and loss reviewed by management and is defined as total net revenue for each reportable segment less expenses directly attributable to the corresponding reportable segment and, in the case of our Lending segment, less fair value adjustments attributable to assumption changes associated with our servicing rights and residual interests classified as debt. See “— Results of Operations”, “— Summary Results by Segment” and “— Non-GAAP Financial Measures” herein for discussion and analysis of these key financial measures.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Lending
Total interest income	$83,035	$83,985	$164,582	$177,162
Total interest expense	(26,213)	(39,650)	(55,983)	(87,166)
Total noninterest income	109,469	51,549	205,669	79,766
Total net revenue	166,291	95,884	314,268	169,762
Adjusted net revenue(1)(2)	172,232	117,182	340,269	198,937
Contribution profit(1)	89,188	49,419	176,874	53,514
Financial Services(1)
Total interest income	893	316	1,433	2,053
Total interest expense	(351)	(233)	(662)	(1,755)
Total noninterest income	16,497	2,345	22,731	4,284
Total net revenue	17,039	2,428	23,502	4,582
Contribution loss	(24,745)	(30,893)	(60,264)	(57,876)
Technology Platform(1)(3)
Total interest expense	(32)	(18)	(68)	(18)
Total noninterest income	45,329	19,037	91,430	20,034
Total net revenue	45,297	19,019	91,362	20,016
Contribution profit	13,013	12,100	28,698	13,097
Other(4)
Total interest income	180	1,764	621	4,132
Total interest expense	(1,500)	(3,417)	(6,631)	(4,512)
Total noninterest income (loss)	3,967	(726)	4,136	(726)
Total net revenue (loss)	2,647	(2,379)	(1,874)	(1,106)
Consolidated
Total interest income	$84,108	$86,065	$166,636	$183,347
Total interest expense	(28,096)	(43,318)	(63,344)	(93,451)
Total noninterest income	175,262	72,205	323,966	103,358
Total net revenue	231,274	114,952	427,258	193,254
Adjusted net revenue(1)(2)	237,215	136,250	453,259	222,429
Net income (loss)	(165,314)	7,808	(342,878)	(98,559)
Adjusted EBITDA(2)	11,240	(23,750)	15,372	(89,902)
___________________
(1)Adjusted net revenue within our Lending segment is used by management to evaluate our Lending segment and our consolidated results. For our Lending segment, total net revenue is adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumption changes (including conditional prepayment and default and discount rates). We use this adjusted measure in our determination of contribution profit (loss) in the Lending segment, as well as to evaluate our consolidated results, as it removes non-cash charges that are not realized during the period and, therefore, do not impact the cash available to fund our operations, and our overall liquidity position. For our Financial Services and Technology Platform segments, there are no adjustments from total net revenue to arrive at the consolidated adjusted net revenue shown in this table.

(2)Adjusted net revenue and adjusted EBITDA are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures, see “— Non-GAAP Financial Measures”.
(3)There was no interest income recorded within our Technology Platform segment for any of the periods presented.
(4)“Other” includes total net revenue associated with corporate functions and non-recurring gains from non-securitization investment activities that are not directly related to a reportable segment. For further discussion, see Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements.
Key Recent Developments
We continue to execute on our growth and other strategic initiatives and in recent years, we have celebrated launches across our product suite and strategic partnerships, establishing ourselves as a platform that enables individuals to borrow, save, spend, invest, and protect their assets. Some of our key recent achievements are discussed below.
Acquisitions
In January 2021, Social Finance entered into the Agreement by and among SoFi, SCH, and Plutus Merger Sub Inc. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021, upon which SoFi survived the merger and became a wholly owned subsidiary of SCH, which concurrently changed its name to “SoFi Technologies, Inc.” Shares of SoFi Technologies’ common stock and SoFi Technologies’ warrants began trading on The Nasdaq Global Select Market (“Nasdaq”) under the symbols “SOFI” and “SOFIW”, respectively, on June 1, 2021, in lieu of the ordinary shares, warrants and units of SCH. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the transaction.
In March 2021, we entered into an agreement to acquire Golden Pacific Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank, for a total cash purchase price of $22.3 million. The acquisition is subject to regulatory approval, including approval from the OCC of a revised business plan for Golden Pacific Bank, and approval from the Federal Reserve to become a bank holding company and for a change of control, and other customary closing conditions, which we anticipate can be completed by the end of 2021. In March 2021, we submitted an application to the Federal Reserve to become a bank holding company. The application review process is ongoing.
In May 2020, we completed our acquisition of Galileo for a purchase price of $1.2 billion. Galileo provides technology platform services to financial and non-financial institutions. Our acquisition of Galileo represented a material addition to our Technology Platform segment, but was not a significant acquisition under Regulation S-X, Rule 3-05, Financial Statements of Businesses Acquired or to be Acquired.
In April 2020, we acquired 8 Limited, a Hong Kong based investment business, for a purchase price of $16.1 million. Our acquisition of 8 Limited marked our first expansion outside the United States and enables our non-U.S. members to experience many of the product features we have developed in the United States for SoFi Invest, including zero commission non-digital assets trading.
Product Development and Partnerships
In May 2021, we launched a feature in our SoFi Money product that enables members to receive their qualifying direct deposit paychecks (or other eligible direct deposits) up to two days earlier than their regularly scheduled payday, providing them quicker access to money they have already earned.
Through our FINRA-registered broker-dealer subsidiary, SoFi Securities, we are licensed to underwrite securities offerings. In March 2021, we launched an IPO investment center that allows members with a SoFi active Invest account to invest in initial public offerings before they trade on an exchange. Beginning in the second quarter of 2021, we began earning revenues from our underwriting services. See “—Business Overview” for additional information.
In 2020, we celebrated the official opening of SoFi Stadium and the establishment of a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California, a multi-purpose sports and entertainment district that serves as the stadium for the National Football League teams the Los Angeles Chargers and Los Angeles Rams. SoFi's 20-year partnership with the LA Stadium and Entertainment District at Hollywood Park, across the naming rights and sponsorship agreements, collectively requires SoFi to pay sponsorship fees quarterly in each contract year beginning in 2020 and ending in 2040 for an aggregate total of $625.0 million, which includes operating lease obligations, finance lease obligations and sponsorship and advertising opportunities at the stadium complex. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements for discussion of an associated contingent matter.
In the second half of 2020, we launched our SoFi Credit Card, which carries no annual membership fee and provides up to two percent unlimited cash back when the cash back rewards are applied to a SoFi Money or SoFi Invest account, or are used to pay down SoFi student loans or personal loans, as well as a one-percent annual percentage rate reduction after 12 consecutive on-time credit card payments, with the reduced rate sustained with continued on-time payments.
Non-GAAP Financial Measures
Our management and board of directors use adjusted net revenue and adjusted EBITDA, which are non-GAAP financial measures, to evaluate our operating performance, formulate business plans, help better assess our overall liquidity position, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that adjusted net revenue and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Adjusted Net Revenue
Adjusted net revenue is defined as total net revenue, adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumptions changes, which relate only to our Lending segment. We adjust total net revenue to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumptions changes, as they are non-cash charges that are not realized during the period, and therefore positive or negative changes do not impact the cash available to fund our operations. This measure helps provide our management with an understanding of the net revenue available to finance our operations and helps management better decide on the proper expenses to authorize for each of our operating segments, to ultimately help achieve target contribution profit margins. Therefore, the measure of adjusted net revenue serves as both the starting point for how we think about the liquidity generated from our operations and also the starting point for our annual financial planning, the latter of which focuses on the cash we expect to generate from our operating segments to help fund the current year’s strategic objectives. Adjusted net revenue has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as total net revenue. The primary limitation of adjusted net revenue is its lack of comparability to other companies that do not utilize this measure or that use a similar measure that is defined in a different manner. We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Total net revenue	$231,274	$114,952	$427,258	$193,254
Servicing rights – change in valuation inputs or assumptions(1)	224	18,720	12,333	11,661
Residual interests classified as debt – change in valuation inputs or assumptions(2)	5,717	2,578	13,668	17,514
Adjusted net revenue	$237,215	$136,250	$453,259	$222,429
___________________
(1)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment and default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. Moreover, these non-cash charges are unrealized during the period and, therefore, have no impact on our cash flows from operations. As such, these positive and negative changes are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations and our overall performance.
(2)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated securitization Variable Interest Entities (“VIEs”) by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These residual debt obligations are measured at fair value on a recurring basis, but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations.

	Quarter Ended
($ in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Total net revenue	$231,274	$195,984	$171,491	$200,787	$114,952
Servicing rights – change in valuation inputs or assumptions(1)	224	12,109	1,127	4,671	18,720
Residual interests classified as debt – change in valuation inputs or assumptions(2)	5,717	7,951	9,401	11,301	2,578
Adjusted net revenue	$237,215	$216,044	$182,019	$216,759	$136,250
___________________
(1)See footnote (1) to the table above.

(2)See footnote (2) to the table above.
The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Total net revenue – Lending	$166,291	$95,884	$314,268	$169,762
Servicing rights – change in valuation inputs or assumptions(1)	224	18,720	12,333	11,661
Residual interests classified as debt – change in valuation inputs or assumptions(2)	5,717	2,578	13,668	17,514
Adjusted net revenue – Lending	$172,232	$117,182	$340,269	$198,937
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as discussed further below), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based expense (inclusive of equity-based payments to non-employees), (v) impairment expense (inclusive of goodwill impairment and of property, equipment and software abandonments), (vi) transaction-related expenses, (vii) warrant fair value adjustments, and (viii) fair value changes in servicing rights and residual interests classified as debt due to valuation assumptions. We believe adjusted EBITDA provides a useful measure for period-over-period comparisons of our business, as it removes the effect of certain non-cash items and certain charges that are not indicative of our core operating performance or results of operations. It is also a measure that management relies upon to evaluate cash flows generated from operations, and therefore the extent of additional capital, if any, required to invest in strategic initiatives. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income (loss). Some of the limitations of adjusted EBITDA include that it does not reflect the impact of working capital requirements or capital expenditures and it is not a universally consistent calculation among companies in our industry, which limits its usefulness as a comparative measure.
We reconcile adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income (loss)	$(165,314)	$7,808	$(342,878)	$(98,559)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	1,378	3,415	6,386	4,503
Income tax expense(2)	(78)	(99,768)	1,021	(99,711)
Depreciation and amortization(3)	24,989	14,955	50,966	19,670
Stock-based expense	52,154	24,453	89,608	44,138
Transaction-related expense(4)	21,181	4,950	23,359	8,864
Fair value changes in warrant liabilities(5)	70,989	(861)	160,909	2,018
Servicing rights – change in valuation inputs or assumptions(6)	224	18,720	12,333	11,661
Residual interests classified as debt – change in valuation inputs or assumptions(7)	5,717	2,578	13,668	17,514
Total adjustments	176,554	(31,558)	358,250	8,657
Adjusted EBITDA	$11,240	$(23,750)	$15,372	$(89,902)
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, which includes interest on our revolving credit facility and the seller note issued in connection with our acquisition of Galileo (for periods prior to the quarter ended June 30, 2021) and other financings assumed in the acquisition, as these expenses are a function of our capital structure. Our adjusted EBITDA measure does not adjust for interest expense on warehouse facilities and securitization debt, which are recorded within interest expense — securitizations and warehouses in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), as these interest expenses are direct operating expenses driven by loan origination and sales activity. Additionally, our adjusted EBITDA measure does not adjust for interest expense on SoFi Money deposits or interest expense on our finance lease liability in connection with SoFi Stadium, which are recorded within interest expense — other, as these interest expenses are direct operating expenses driven by SoFi Money deposits and finance leases, respectively. As compared to the three and six months ended June 30, 2020, during the three and six months ended June 30, 2021, we had a higher average balance on our revolving credit facility as a result of the Galileo acquisition, as well as interest expense related to the Galileo seller note issued in May 2020, which we repaid in February 2021.
(2)The significant change in our income tax position for the 2021 periods relative to 2020 was primarily due to a partial release of our valuation allowance in the second quarter of 2020 in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020. See Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the three and six months ended June 30, 2021 increased compared to the same periods in 2020 primarily due to: (i) amortization expense on intangible assets acquired during the second quarter of 2020 from Galileo and 8 Limited, (ii) amortization of purchased and internally-developed software, and (iii) depreciation related to SoFi Stadium related fixed assets.
(4)During the three months ended June 30, 2021, transaction-related expenses included the special payment to the Series 1 preferred stockholders in conjunction with the Business Combination. Transaction-related expenses for the six months ended June 30, 2021 also included financial advisory and professional services costs associated with our pending purchase of Golden Pacific Bancorp, Inc. During the three and six months ended June 30, 2020, transaction-related expenses included certain costs, such as financial advisory and professional services costs, associated with our acquisitions of Galileo and 8 Limited.
(5)In 2019, Social Finance issued Series H warrants in connection with certain redeemable preferred stock issuances, which were accounted for as liabilities and measured at fair value on a recurring basis. In conjunction with the Closing of the Business Combination, we measured the final fair value of the Series H warrants and subsequently reclassified them into permanent equity. Therefore, we will not measure the Series H warrants at fair value on an ongoing basis, subsequent to May 28, 2021. In addition, in conjunction with the Business Combination, SoFi Technologies assumed certain common stock warrants (“SoFi Technologies warrants”) that are accounted for as liabilities and measured at fair value on a recurring basis, subsequent to the Business Combination. Our adjusted EBITDA measure excludes the non-cash fair value changes in the Series H warrants and the SoFi Technologies warrants during the periods wherein each class of warrants was measured at fair value through earnings. The increases for the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily attributable to a significant increase in our assumed Series H redeemable preferred stock share price for the Series H warrants, as well as the assumption of the SoFi Technologies warrants in the second quarter of 2021. The fair value of the SoFi Technologies warrants is based on the closing price of ticker SOFIW and, therefore, fluctuates based on market activity. See Note 7 and Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on these classes of warrants.
(6)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment and default rates and discount rates. This non-cash change is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, these positive and negative changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.
(7)Reflects changes in fair value inputs and assumptions, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.

	Quarter Ended
($ in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net income (loss)	$(165,314)	$(177,564)	$(82,616)	$(42,878)	$7,808
Non-GAAP adjustments:
Interest expense – corporate borrowings	1,378	5,008	19,125	4,346	3,415
Income tax expense (benefit)	(78)	1,099	(4,949)	192	(99,768)
Depreciation and amortization	24,989	25,977	25,486	24,676	14,955
Stock-based expense	52,154	37,454	30,089	26,551	24,453
Transaction-related expenses	21,181	2,178	—	297	4,950
Fair value changes in warrant liabilities	70,989	89,920	14,154	4,353	(861)
Servicing rights – change in valuation inputs or assumptions	224	12,109	1,127	4,671	18,720
Residual interests classified as debt – change in valuation inputs or assumptions	5,717	7,951	9,401	11,301	2,578
Total adjustments	176,554	181,696	94,433	76,387	(31,558)
Adjusted EBITDA	$11,240	$4,132	$11,817	$33,509	$(23,750)

Key Business Metrics
The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions.

	June 30, 2021	June 30, 2020	2021 vs 2020 % Change
Members	2,560,492	1,204,475	113%
Total Products	3,667,121	1,645,044	123%
Lending
Total Products	981,440	861,970	14%
Financial Services
Total Products	2,685,681	783,074	243%
Technology Platform
Total Accounts	78,902,156	35,988,090	119%
See “— Summary Results by Segment” for additional metrics we review at the segment level.
Members
We refer to our customers as “members”, as defined in “— Business Overview”. We view members as an indication not only of the size and a measurement of growth of our business, but also as a measure of the significant value of the data we have collected over time. The data we collect from our members helps us to, among other things: (i) assess loan life performance data on each loan in our ecosystem, which can inform risk-based interest rates that we can offer our members, (ii) understand our members’ spending behavior to identify and suggest other products we offer that may align with the members’ financial needs; and (iii) enhance our opportunities to sell additional products to our members, as our members represent a vital source of marketing opportunities. When we provide additional products to members, it helps improve our unit economics per member, as we save on marketing costs we would otherwise incur to attract new members. It also increases the lifetime value of an individual member. This in turn enhances our Financial Services Productivity Loop. Member growth is generally an indicator of future revenue, but is not directly correlated with revenues, since not all members who sign up for one of our products fully utilize or continue to use our products, and not all of our products (such as our complementary product, SoFi Relay) provide direct sources of revenue.
Total Products
Total products refers to the aggregate number of lending and financial services products that our members have selected on our platform since our inception through the reporting date, whether or not the members are still registered for such products. In our Lending segment, total products refers to the number of home loans, personal loans and student loans that have been originated through our platform through the reporting date, whether or not such loans have been paid off. If a member has multiple loan products of the same loan product type, such as two personal loans, that is counted as a single product. However, if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products. In our Financial Services segment, total products refers to the number of SoFi Money accounts, SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital asset accounts. Our members can select any one or combination of the three types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. Total products is a primary indicator of the size and reach of our Lending and Financial Services segments. Management relies on total products metrics to understand the effectiveness of our member acquisition efforts and to gauge the propensity for members to use more than one product. As of June 30, 2021, we had 3,667,121 total products.

Total lending products were composed of the following as of the dates indicated:

Lending Products	June 30, 2021	June 30, 2020	Variance	% Change
Home loans	18,102	10,511	7,591	72%
Personal loans	544,068	474,581	69,487	15%
Student loans	419,270	376,878	42,392	11%
Total lending products	981,440	861,970	119,470	14%
Total financial services products were composed of the following as of the dates indicated:

Financial Services Products	June 30, 2021	June 30, 2020	Variance	% Change
Money	954,519	220,201	734,318	333%
Invest	1,038,570	328,837	709,733	216%
Credit Card	42,744	—	42,744	n/m
Relay	626,195	227,201	398,994	176%
At Work	23,653	6,835	16,818	246%
Total financial services products	2,685,681	783,074	1,902,607	243%
Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date, excluding SoFi accounts. We exclude SoFi accounts because revenue generated by Galileo from the SoFi relationship is eliminated in consolidation. No information is reported prior to our acquisition of Galileo on May 14, 2020. Total accounts is a primary indicator of the accounts dependent upon Galileo’s technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in technology platform fees for the Technology Platform segment.
Key Factors Affecting Operating Results
Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our loan origination volume, financial services products and member activity on our platform, growth in Galileo accounts, competition and industry trends, general economic conditions and whether or not we are able to secure a national bank charter.
Origination Volume
Our Lending segment is our largest segment, comprising 72% and 83% of our total net revenue during the three months ended June 30, 2021 and 2020, respectively, and 74% and 88% during the six months ended June 30, 2021 and 2020, respectively. We are dependent upon the addition of new members and new activity from existing members within our Lending segment to generate origination volume, which we believe is a contributor to Lending segment net revenue. We believe we have a high-quality loan portfolio, as indicated by our weighted average origination FICO score of 763 during the six months ended June 30, 2021. See “— Industry Trends and General Economic Conditions” for the impact of specific economic factors, including the COVID-19 pandemic, on origination volume.
Member Growth and Activity
We have invested heavily in our platform and are dependent on continued member growth, as well as our ability to generate additional revenues from our existing members using additional products and services. Member growth and activity is critical to our ability to increase our scale and earn a return on our technology and product investments. Growth in members and member activity will depend heavily on our ability to continue to offer attractive products and services at sustainable costs and our continued member acquisition and marketing efforts.
Product Growth
Our aim is to develop and offer a best-in-class integrated financial services platform with products that meet the broad objectives of our members and the lifecycle of their financial needs. We have invested, and continue to invest, heavily in the development, improvement and marketing of our suite of lending and financial services products and are dependent on continued growth in the number of products selected by our members, as well as our ability to build trust and reliability between our members and our platform to reinforce the effects of the Financial Services Productivity Loop. In order to deliver on our strategy, we aim to foster positive member experiences designed to lead to more products per member, leading to enhanced profitability for each additional product by lowering overall member acquisition costs.
Galileo Account Growth
During 2020, we acquired Galileo, which primarily provides technology platform services to financial and non-financial institutions, to enable us to diversify our business from a primarily consumer-based business to also serve enterprises that rely upon Galileo’s integrated platform as a service to serve their clients. We are dependent on growth in the number of accounts at Galileo, which is an indication of the amount of users that are dependent upon the technology platform for a variety of products and services, including virtual card products, virtual wallets, peer-to-peer and bank-to-bank transfers, early paychecks and relying on real-time authorizations, all of which generate revenues for Galileo.
Competition
We face competition from several financial services institutions given our status as a diversified financial services provider. In each of our reportable segments, we may compete with more established financial institutions, some of which have more financial resources than we do. We compete at multiple levels, including competition among other personal loan, student loan, credit card and residential mortgage lenders, competition for deposits in our SoFi Money product from traditional banks and other non-bank lenders, competition for investment accounts in our SoFi Invest product from other brokerage firms, including those based on online or mobile platforms, competition for subscribers to our financial services content, and competition with other technology platforms for the enterprise services we provide. Some of our competitors may at times seek to increase their market share by undercutting pricing terms prevalent in that market, which could adversely affect our market share for any of our products and services or require us to incur higher member acquisition costs. Furthermore, our competitors could offer relatively attractive benefits to our current members, which could limit members using more than one product.
Industry Trends and General Economic Conditions
Our results of operations have historically been relatively resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, asset markets and consumer spending. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases or invest in financial assets. Specific economic factors, such as interest rate levels, changes in monetary and related policies, unemployment rates, market volatility and consumer confidence also influence consumer spending, saving, investing and borrowing patterns. Increased focus by policymakers and the new presidential administration on outstanding student loans has led to discussions of potential legislative and regulatory actions, among other possible steps, to reduce outstanding balances of loans, or cancel loans at a significant scale, including the potential forgiveness of federal student debt. Such actions resulting in forgiveness or cancellation at a meaningful scale would likely have an adverse impact on our results of operations and overall business.
Additionally, our business has been, and may continue to be, impacted by some of the national measures taken to counteract the economic impact of the COVID-19 pandemic. For example, the CARES Act and subsequent extensions of certain hardship provisions led to decreased demand for our student loan refinancing products prior to emerging signs of economic recovery from the pandemic. The Federal Reserve’s actions to reduce interest rates to near-zero benchmark levels have led to increased demand for home loan refinancing and we believe have increased the attractiveness of our SoFi Invest product, as members look for alternative ways to earn higher returns on their cash. Conversely, these lower benchmark rates have reduced deposit interest rates we can offer on our SoFi Money product, which we believe has adversely impacted demand for the product. The impacts of the COVID-19 pandemic on our products and measures we have taken to help our Company and our members navigate the uncertain economic environment caused by the COVID-19 pandemic are discussed further throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
National Bank Charter
A key element of our long-term strategy is to secure a national bank charter. In March 2021, we entered into an Agreement and Plan of Merger to acquire Golden Pacific, a registered bank holding company, and its wholly owned subsidiary Golden Pacific Bank, a national banking association. See “Business Overview — National Bank Charter”. If we are successful in securing a national bank charter through the proposed acquisition, we expect to incur additional costs in our operation of the bank primarily associated with headcount, technology infrastructure, governance, compliance and risk management, marketing, and other general and administrative expenses.
The key expected financial benefits to us of obtaining a national bank charter include: (i) lowering our cost to fund loans, as we can utilize SoFi Money deposits to fund loans, which have a lower borrowing cost of funds than our current financing model, (ii) holding loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period and increasing our net interest income margin, and (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity. There can be no guarantee that we will be able to secure a national bank charter, either through the proposed acquisition or through the formation of a de novo national bank or, if we do, that we will realize the anticipated benefits. See Part II, Item 1A “Risk Factors”.
Key Components of Results of Operations
Interest Income
Interest income is predominantly driven by loan origination volume, prevailing interest rates that we receive on the loans we make and the amount of time we hold loans on our balance sheet. Securitizations interest income is driven by our securitization-related investments in bonds and residual interest positions, which are required under securitization risk retention rules. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our securitization-related investments. Moreover, we earn other interest income on excess corporate cash balances and SoFi Money member balances. Related party interest income was derived from notes extended to Apex and one of our stockholders, and was not core to our operations. We received full repayment of all related party notes as of the balance sheet date.
Interest Expense
Interest expense primarily includes interest we incur under our warehouse facilities, inclusive of the amortization of debt issuance costs, and under our securitization debt, inclusive of debt issuance costs and discounts. We incur securitization-related interest expense when securitization transfers do not qualify as true sales pursuant to ASC 810, Consolidation. Securitization-related interest expense fluctuates depending on the level of our securitization activity, market rates and whether and how much such activity results in true sale treatment. We also incur interest expense related to our revolving credit facility and on the seller note issued in connection with our acquisition of Galileo in May 2020, which was fully repaid in February 2021, as well as on the other financings assumed in the acquisition. For our residual interests classified as debt, we recognize interest expense over the expected life using the effective yield method, which represents a portion of the overall fair value change in the residual interests classified as debt. On a quarterly basis, we reevaluate the cash flow estimates to determine if a change to the accretable yield is required on a prospective basis, which is a reclassification between two income statement line items, and therefore has no net impact on net income (loss). We also pay interest income to our members who have SoFi Money account balances, which is interest expense to us. Interest expense is dependent on market interest rates, such as LIBOR, interest rate spreads versus benchmark rates, the amount of warehouse capacity we can access, warehouse advance rates and the amount of loans we ultimately pledge to our warehouse facilities. Finally, we incur interest on our finance lease liabilities associated with SoFi Stadium, which relate to certain physical signage within the stadium. Our interest expense has historically fluctuated due to changes in the interest rate environment and we expect it will continue to fluctuate in future periods.
Noninterest Income
Noninterest income primarily consists of: (i) fair value changes in loans while we hold them on our balance sheet; (ii) gains on sales of loans transferred into the securitization or whole loan sale channels; (iii) the income we receive from our loan servicing activities; (iv) fair value changes related to our securitization activities; and (v) revenue recognized pursuant to ASC 606, Revenue from Contracts with Customers, which primarily relates to our Technology Platform fees.
When we originate a loan, we generally expect that we will sell the loan for more than its par value, which will result in positive loan origination and sales results. Moreover, loan origination and sales also includes recognized servicing assets at the time of a loan sale. The subsequent measurement of our servicing assets at fair value impacts noninterest income — servicing in our accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). When we sell a loan into a securitization trust that qualifies for true sale accounting, the gain or loss on sale is recorded within noninterest income — loan origination and sales. Noninterest income — securitizations is impacted by fair value changes in securitization loan collateral, which is impacted by the change in fair value of the loan collateral from the previous period end, residual interests classified as debt and our securitization investments associated with our continuing interest in the securitization subsequent to the sale. Our revenue recognized in accordance with ASC 606 is attributable to our Financial Services and Technology Platform segments and has grown due to our acquisition of Galileo during 2020, primarily in the form of Technology Platform fees, as well as growth generated in our Financial Services segment.
Noninterest Expense
Noninterest expense primarily relates to the following categories of expenses: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative. Certain costs are included within each of these line items, such as compensation and benefits-related expense (inclusive of stock-based compensation expense), professional services, depreciation and amortization and occupancy and travel-related costs. We allocate certain costs to each of these four categories based on department-level headcounts. We generally expect the expenses within each such category to increase in absolute dollars as our business continues to grow. Noninterest expense also includes the fair value changes in warrant liabilities, as well as the provision for credit losses, which relates primarily to our credit card product within the Financial Services segment.
Directly Attributable Expenses
As presented within “—Summary Results by Segment”, in our determination of the contribution profit (loss) for our Lending, Financial Services and Technology Platform segments, we allocate certain expenses that are directly attributable to the corresponding segment. Directly attributable expenses primarily include compensation and benefits and sales and marketing, and vary based on the amount of activity within each segment. Directly attributable expenses also include loan origination and servicing expenses, professional services, occupancy and travel, tools and subscriptions, bank service charge expenses and other general and administrative expenses. Expenses are attributed to the reportable segments using either direct costs of the segment or labor costs that can be attributed based upon the allocation of employee time for individual products.

Results of Operations
The following table sets forth condensed consolidated statements of income data for the periods indicated:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Interest income
Loans	$79,678	$77,485	3%	$156,899	$163,601	(4)%
Securitizations	3,794	6,500	(42)%	8,261	13,561	(39)%
Related party notes	—	879	(100)%	211	1,931	(89)%
Other	636	1,201	(47)%	1,265	4,254	(70)%
Total interest income	84,108	86,065	(2)%	166,636	183,347	(9)%
Interest expense
Securitizations and warehouses	26,250	39,678	(34)%	56,058	87,201	(36)%
Corporate borrowings	1,378	3,416	(60)%	6,386	4,504	42%
Other	468	224	109%	900	1,746	(48)%
Total interest expense	28,096	43,318	(35)%	63,344	93,451	(32)%
Net interest income	56,012	42,747	31%	103,292	89,896	15%
Noninterest income
Loan origination and sales	109,719	62,958	74%	220,064	167,213	32%
Securitizations	(26)	7,350	(100)%	(2,062)	(75,754)	(97)%
Servicing	(224)	(18,720)	(99)%	(12,333)	(11,661)	6%
Technology Platform fees	44,950	16,202	177%	90,609	16,202	459%
Other	20,843	4,415	372%	27,688	7,358	276%
Total noninterest income	175,262	72,205	143%	323,966	103,358	213%
Total net revenue	231,274	114,952	101%	427,258	193,254	121%
Noninterest expense
Technology and product development	69,389	47,833	45%	135,337	88,004	54%
Sales and marketing	94,951	64,267	48%	182,185	126,937	44%
Cost of operations	60,624	41,408	46%	118,194	74,065	60%
General and administrative	171,216	53,404	221%	332,913	102,518	225%
Provision for credit losses	486	—	n/m	486	—	n/m
Total noninterest expense	396,666	206,912	92%	769,115	391,524	96%
Loss before income taxes	(165,392)	(91,960)	80%	(341,857)	(198,270)	72%
Income tax (expense) benefit	78	99,768	(100)%	(1,021)	99,711	(101)%
Net income (loss)	$(165,314)	$7,808	n/m	$(342,878)	$(98,559)	248%
Other comprehensive income (loss)
Foreign currency translation adjustments, net	$(266)	$(36)	639%	$(346)	$(43)	705%
Total other comprehensive loss	(266)	(36)	639%	(346)	(43)	705%
Comprehensive income (loss)	$(165,580)	$7,772	n/m	$(343,224)	$(98,602)	248%

Interest Income
The following table presents the components of our total interest income for the periods indicated:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Loans	$79,678	$77,485	3%	$156,899	$163,601	(4)%
Securitizations	3,794	6,500	(42)%	8,261	13,561	(39)%
Related party notes	—	879	(100)%	211	1,931	(89)%
Other	636	1,201	(47)%	1,265	4,254	(70)%
Total interest income	$84,108	$86,065	(2)%	$166,636	$183,347	(9)%
Total interest income decreased by $2.0 million, or 2%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and decreased by $16.7 million, or 9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the following:
Three Months — Loans.    Loans interest income increased by $2.2 million, or 3%, for the three months ended June 30, 2021 compared to 2020 primarily driven by an increase in non-securitization personal loan and student loan interest income of $23.6 million, which was primarily a function of an increase in aggregate average balances of $1.5 billion (76%). These increases were offset by a decline of $22.1 million in interest income from consolidated personal loan and student loan securitizations, which were impacted by a $1.2 billion (52%) decline in aggregate average balances attributable to payment activity and the deconsolidation of a VIE in July 2020. The remaining increase was primarily attributable to credit card loans, which launched in the third quarter of 2020, and home loans.
Six Months — Loans.    Loans interest income decreased by $6.7 million, or 4%, for the six months ended June 30, 2021 compared to 2020 primarily driven by a decline of $51.4 million in interest income from consolidated personal loan and student loan securitizations, which were impacted by a $1.3 billion (51%) decline in average balances attributable to payment activity and the deconsolidation of two securitizations in March 2020 and one in July 2020. This decrease was offset by increases in non-securitization personal loan and student loan interest income of $32.8 million and $11.0 million, respectively, which were primarily a function of increases in average balances for personal loans and student loans of $0.6 billion (98%) and $0.7 billion (56%), respectively. The remaining variance was primarily attributable to increases in interest income on credit card loans, which launched in the third quarter of 2020, and home loans.
Three Months — Securitizations.    Securitizations interest income decreased by $2.7 million, or 42%, for the three months ended June 30, 2021 compared to 2020, which was attributable to decreases in residual investment interest income of $1.1 million and asset-backed bonds of $1.2 million related to decreases in average securitization investment balances period over period, and a decrease in securitization float interest income of $0.4 million related to decreases in average securitization loan balances and a decline in interest rates period over period.
Six Months — Securitizations.    Securitizations interest income decreased by $5.3 million, or 39%, for the six months ended June 30, 2021 compared to 2020, which was attributable to decreases in residual investment interest income of $1.9 million and asset-backed bonds of $2.0 million related to decreases in average securitization investment balances period over period, and a decrease in securitization float interest income of $1.4 million related to decreases in average securitization loan balances and a decline in interest rates period over period.
Three Months — Related Party Notes. Related party notes interest income decreased by $0.9 million, or 100%, for the three months ended June 30, 2021 compared to 2020 due to a decrease in interest income on a stockholder loan, which was fully settled in the fourth quarter of 2020, and a decrease in interest income related to our loans to Apex, which were fully settled in February 2021. See Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our related party notes.
Six Months — Related Party Notes. Related party notes interest income decreased by $1.7 million, or 89%, for the six months ended June 30, 2021 compared to 2020 due to a decrease in interest income on a stockholder loan and a decrease in interest income related to our loans to Apex.
Three Months — Other.    Other interest income decreased by $0.6 million, or 47%, for the three months ended June 30, 2021 compared to 2020 primarily due to interest rate decreases period over period and a decrease in our average cash balances. The interest rate decreases impacted the interest income we earned on both our bank balances and Member Bank deposits; however, increases in Member Bank deposits period over period partially offset the interest rate impact.

Six Months — Other.    Other interest income decreased by $3.0 million, or 70%, for the six months ended June 30, 2021 compared to 2020 primarily due to interest rate decreases period over period and a decrease in our average cash balances. The interest rate decreases impacted the interest income we earned on both our bank balances and Member Bank deposits.
Interest Expense
The following table presents the components of our total interest expense for the periods indicated:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Securitizations and warehouses	$26,250	$39,678	(34)%	$56,058	$87,201	(36)%
Corporate borrowings	1,378	3,416	(60)%	6,386	4,504	42%
Other	468	224	109%	900	1,746	(48)%
Total interest expense	$28,096	$43,318	(35)%	$63,344	$93,451	(32)%
Total interest expense decreased by $15.2 million, or 35%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and decreased by $30.1 million, or 32%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the following:
Securitizations and Warehouses.    The following tables present the components of securitizations and warehouses interest expense and other pertinent information.

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Securitization debt interest expense	$9,414	$17,772	(47)%	$20,362	$39,083	(48)%
Warehouse debt interest expense	9,370	13,489	(31)%	19,901	27,603	(28)%
Residual interests classified as debt interest expense	2,146	3,437	(38)%	4,345	7,283	(40)%
Debt issuance cost interest expense(1)	5,320	4,980	7%	11,450	13,232	(13)%
Securitizations and warehouses interest expense	$26,250	$39,678	(34)%	$56,058	$87,201	(36)%
___________________
(1)Debt issuance cost interest expense excludes the acceleration of debt issuance costs of $2,632 and $3,587 during the three and six months ended June 30, 2020, respectively, associated with the deconsolidation of VIEs, which is reported within noninterest income — securitizations in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Average debt balances(1)
Securitization debt	$954,988	$2,040,851	(53)%	$1,044,677	$2,165,396	(52)%
Warehouse facilities	2,342,857	2,032,369	15%	2,370,378	1,899,323	25%
Weighted average interest rates(1)(2)
Securitization debt(3)	3.9%	3.5%	n/m	3.9%	3.6%	n/m
Warehouse facilities(3)	1.6%	2.7%	n/m	1.7%	2.9%	n/m
___________________
(1)Table excludes residual interests classified as debt, as interest expense is dependent on the timing and extent of securitization loan cash flows and, therefore, a derived weighted average interest rate using the methodology in the table herein is not meaningful for the purposes of understanding the change in residual interests classified as debt related interest expense.
(2)Calculated as annualized interest expense divided by average debt balance for the respective debt category.
(3)Interest rates on securitization debt and warehouse facilities exclude the effect of debt issuance cost interest expense.
Securitizations and warehouses interest expense decreased by $13.4 million, or 34%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and decreased by $31.1 million, or 36%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by the following:
•Securitization debt interest expense (exclusive of debt issuance and discount amortization) decreased by $8.4 million for the three months ended June 30, 2021 compared to 2020, and decreased by $18.7 million for the six months ended

June 30, 2021 compared to 2020 driven by declines in average balance of 53% and 52%, respectively, which were attributable to payment activity and the deconsolidation of securitizations discussed within the interest income section. Further, our student loan securitization debt is primarily tied to one-month LIBOR, which decreased period over period;
•Warehouse debt interest expense (exclusive of debt issuance amortization) decreased by $4.1 million for the three months ended June 30, 2021 compared to 2020, and decreased by $7.7 million for the six months ended June 30, 2021 compared to 2020, which were primarily related to decreases in one- and three-month LIBOR period over period and lower warehouse facility interest rate spreads, partially offset by a higher average warehouse debt balance outstanding period over period;
•Residual interests classified as debt interest expense decreased by $1.3 million for the three months ended June 30, 2021 compared to 2020, and decreased by $2.9 million for the six months ended June 30, 2021 compared to 2020, which was correlated with a lower balance of residual interests classified as debt during the 2021 periods, a significant driver of which was the deconsolidation of two securitizations in March 2020; and
•Debt issuance cost interest expense increased by $0.3 million for the three months ended June 30, 2021 compared to 2020, and decreased by $1.8 million for the six months ended June 30, 2021 compared to 2020. The variance for the three-month period was primarily driven by the acceleration of debt issuance costs for a facility that closed in June 2021, partially offset by a lower run rate on our issuance cost amortization related to our warehouses facilities, as we extended certain loan warehouse facilities. The variance for the six-month period was primarily driven by the lower run rate on our issuance cost amortization related to our loan warehouse facilities, attributable to loan warehouse facility extensions.
Corporate Borrowings.    Corporate borrowings interest expense decreased by $2.0 million, or 60%, for the three months ended June 30, 2021 compared to 2020, and increased by $1.9 million, or 42%, for the six months ended June 30, 2021 compared to 2020, primarily due to the following:
•Changes in interest expense incurred on the Galileo seller note, which was issued in May 2020 and was repaid in February 2021. Therefore, interest expense incurred during the three-month 2020 period of $1.6 million did not recur in the 2021 period. Interest expense was $2.1 million higher in the six-month 2021 period relative to 2020, as the note incurred interest at its stated rate of 10.0% in the 2021 period compared to an imputed interest rate of 4.9% in the 2020 period during the interest-free period; and
•Decreases in revolving credit facility interest expense for the three and six months ended June 30, 2021 relative to the comparable 2020 periods of $0.4 million and $0.2 million, respectively, which reflected declines in one-month LIBOR period over period, partially offset by higher average balances during the 2021 periods, as we drew $325.0 million on the facility during the second quarter of 2020.
Other.    Other interest expense increased by $0.2 million, or 109%, for the three months ended June 30, 2021 compared to 2020, and decreased by $0.8 million, or 48%, for the six months ended June 30, 2021 compared to 2020. The primary contributor to other interest expense is related to our SoFi Money product, for which interest expense increased by $0.1 million and decreased by $1.1 million during the three- and six-month 2021 periods, respectively, relative to the corresponding 2020 periods. The increase in the three-month period was primarily associated with an increase in member cash balances, which was partially offset by lower interest rates offered to members. The decrease in the six-month period was attributable to lower interest rates offered to members.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue for the periods indicated:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Loan origination and sales	$109,719	$62,958	74%	$220,064	$167,213	32%
Securitizations	(26)	7,350	(100)%	(2,062)	(75,754)	(97)%
Servicing	(224)	(18,720)	(99)%	(12,333)	(11,661)	6%
Technology Platform fees	44,950	16,202	177%	90,609	16,202	459%
Other	20,843	4,415	372%	27,688	7,358	276%
Total noninterest income	$175,262	$72,205	143%	$323,966	$103,358	213%
Total net revenue	$231,274	$114,952	101%	$427,258	$193,254	121%
Total noninterest income increased by $103.1 million, or 143%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $220.6 million, or 213%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the following:
Three Months — Loan Origination and Sales. Loan origination and sales increased by $46.8 million, or 74%, for the three months ended June 30, 2021 compared to 2020, which was primarily related to an increase of $54.0 million in aggregate personal loan and student loan origination and sales income. Personal loan and student loan origination volumes increased 188% and 9%, respectively, period over period. The personal loan origination volume increase was primarily due to an increase in the percentage of loan application approvals and higher demand for our products as a result of improved economic conditions in the 2021 period relative to the 2020 period in which the COVID-19 pandemic had a more acute impact. In addition, the improved economic outlook had a positive impact on both our student loan and personal loan valuations during the 2021 period relative to 2020. See “— Key Factors Affecting Operating Results — Industry Trends and General Economic Conditions”.
These increases were partially offset by a $7.7 million period-over-period decrease in home loan originations and sales related income, net of hedges and related interest rate lock commitments (“IRLCs”). The decrease was primarily driven by lower gains on IRLCs of $5.7 million, which was correlated with a decline in the mortgage loan pipeline during the 2021 period compared to an increase during the 2020 period. The home loan decline was also reflective of a decline in home loan valuations and sales price execution versus expectation (net of mortgage pipeline valuations) during the 2021 period relative to the 2020 period. Offsetting these impacts was an increase of $1.5 million in home loan origination fees period over period in conjunction with the increase in origination volume.
Six Months — Loan Origination and Sales.    Loan origination and sales increased by $52.9 million, or 32%, for the six months ended June 30, 2021 compared to 2020, which was primarily related to an increase of $71.1 million in aggregate personal loan and student loan origination and sales income, which was primarily attributable to improving loan valuations, as the valuations in the 2020 period were significantly impacted by the worsened expected economic conditions brought on by the COVID-19 pandemic. This was partially offset by a credit default swap gain of $22.5 million in the 2020 period that did not recur. Student loan origination volume declined 36% period over period, primarily due to lower demand for our student loan refinancing products in the first six months of 2021 relative to 2020 as a result of the payment deferral period on federal student loans enacted through the CARES Act in late March 2020. Personal loan origination volume increased 55% period over period, primarily due to an increase in the loan application approval rate and higher demand for personal loan financing in the second quarter of 2021 amid the improved economic conditions relative to 2020.
We also experienced a $3.1 million period-over-period increase in home loan originations and sales related income, net of hedges and related IRLCs (exclusive of home loan origination fees), which was reflective of a $28.1 million increase in home loan valuation and sales price execution (net of mortgage pipeline valuations), partially offset by a decrease of $25.0 million associated with IRLCs, which was correlated with a decline in the mortgage loan pipeline during the 2021 period compared to a significant increase during the 2020 period. In addition, home loan origination fees increased by $3.7 million period over period in conjunction with a 74% increase in origination volume.
Three Months — Securitizations.    Securitizations income decreased by $7.4 million, or 100%, for the three months ended June 30, 2021 compared to 2020 primarily due to $10.4 million of lower fair value increases on securitization loans, which was primarily related to timing, as we experienced meaningful fair value gains in the 2020 period once some of the uncertainty of the COVID-19 pandemic was abated, which had resulted in significant fair value declines during the first quarter of 2020. This fair value fluctuation also impacted our securitization bond fair values, resulting in a negative variance of $9.2 million period over period. In addition, we had residual debt fair value increases of $4.4 million, which were correlated with underlying securitization performance and residual interest positions representing a greater percentage of securitization claims (which occurs over time as securitization loans are paid off and, accordingly, securitization debt gets paid off) period over period, of which $3.1 million was related to non-cash unfavorable fair value changes in residual interests classified as debt valuation assumptions and inputs. Offsetting these declines were: (i) a reduction in securitization loan write-offs of $7.3 million, which was correlated with stronger securitization loan credit performance and lower average securitization loan balances during the 2021 period, (ii) an $8.6 million deconsolidation loss in the 2020 period, and (iii) gains of $0.8 million in securitization residual investment positions period over period.
Six Months — Securitizations.    Securitizations income improved by $73.7 million, or 97%, for the six months ended June 30, 2021 compared to 2020, primarily due to an aggregate increase of $52.2 million period over period in securitization loan fair market value changes, principally due to the significantly improved economic environment during the 2021 period relative to the 2020 period in relation to the impacts of the COVID-19 pandemic. Additionally, we experienced a reduction in securitization loan write-offs of $22.0 million in the 2021 period, which was correlated with the deconsolidation of securitizations in the 2020 period, stronger securitization loan credit performance and lower average securitization loan balances during the 2021 period. Additionally, we had a positive variance in our securitization residual interest investments of $6.1 million. Finally, we had losses from three deconsolidations during the 2020 period in the aggregate of $13.7 million.
Partially offsetting these effects, we had an unfavorable change in residual debt fair value adjustments of $17.9 million period over period, which was correlated with underlying securitization performance and residual interest positions representing a greater percentage of securitization claims period over period, of which $3.8 million was related to non-cash favorable fair value changes in residual interests classified as debt valuation assumptions and inputs. We also had a decline period over period in bond fair values of $2.4 million, which was primarily influenced by realized interest income cash flows, which lower bond fair values and increase interest income by the amount realized during the period, and therefore have no net impact on net income.
The table below presents additional information related to loan gains and losses and overall performance:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Gains from non-securitization loan transfers	$71,064	$61,132	16%	$141,964	$99,831	42%
Gains from loan securitization transfers(1)	18,021	15,964	13%	47,048	126,271	(63)%
Economic derivative hedges of loan fair values(2)	(13,937)	(10,566)	32%	22,134	(46,287)	(148)%
Home loan origination fees(3)	3,770	2,318	63%	7,790	4,082	91%
Loan write-off expense – whole loans(4)	(3,600)	(1,685)	114%	(8,725)	(3,984)	119%
Loan write-off expense – securitization loans(5)	(3,296)	(10,557)	(69)%	(7,676)	(29,712)	(74)%
Loan repurchase (expense) benefit(6)	(915)	104	n/m	(2,398)	183	n/m
___________________
(1)Represents the gain recognized on loan securitization transfers qualifying for sale accounting treatment. For the three and six months ended June 30, 2020, the gains are exclusive of deconsolidation losses of $8.6 million and $13.7 million, respectively. There were no deconsolidation losses during the three and six months ended June 30, 2021.
(2)During the three months ended June 30, 2021 and 2020, we had losses on interest rate swap positions of $5.9 million and $6.4 million, respectively, due to declines in interest rates during the period and losses of $8.0 million and $4.2 million, respectively, on mortgage pipeline hedges due to increases in the underlying hedge price index. During the six months ended June 30, 2021, we had gains of $16.6 million on interest rate swap positions due to increases in interest rates during the period and gains of $5.6 million on mortgage pipeline hedges due to decreases in the underlying hedge price index. During the six months ended June 30, 2020, we had losses of $57.6 million on interest rate swap positions due to declines in interest rates during the period and losses of $11.2 million on mortgage pipeline hedges due to increases in the underlying hedge price index, which were offset by a gain on our credit default swaps of $22.5 million. Amounts presented herein exclude IRLCs, as they are not an economic hedge of loan fair values.

(3)For the three and six months ended June 30, 2021, these increases were correlated with increases in home loan origination volumes relative to the corresponding 2020 periods.
(4)For the three months ended June 30, 2021 and 2020, includes gross write-offs of $6.6 million and $4.5 million, respectively. During the 2021 period, $1.4 million of the $3.0 million of recoveries were captured via loan sales to a third-party collection agency. During the 2020 period, $0.9 million of the $2.8 million of recoveries were captured via loan sales to a third-party collection agency. For the six months ended June 30, 2021 and 2020, includes gross write-offs of $14.0 million and $9.2 million, respectively. During the 2021 period, $1.9 million of the $5.2 million of recoveries were captured via loan sales to a third-party collection agency. During the 2020 period, $1.2 million of the $5.2 million of recoveries were captured via loan sales to a third-party collection agency.
(5)For the three months ended June 30, 2021 and 2020, includes gross write-offs of $5.8 million and $15.2 million, respectively. During the 2021 period, $0.6 million of the $2.5 million of recoveries were captured via loan sales to a third-party collection agency. During the 2020 period, $3.3 million of the $4.6 million of recoveries were captured via loan sales to a third-party collection agency. For the six months ended June 30, 2021 and 2020, includes gross write-offs of $13.2 million and $38.4 million, respectively. During the 2021 period, $1.9 million of the $5.5 million of recoveries were captured via loan sales to a third-party collection agency. During the 2020 period, $5.3 million of the $8.7 million of recoveries were captured via loan sales to a third-party collection agency.
(6)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Three Months — Servicing. Servicing income increased by $18.5 million, or 99%, for the three months ended June 30, 2021 compared to 2020, which was primarily related to fair value changes in our servicing assets that were largely attributable to a lower rate of increase in servicing asset prepayment speed assumptions relative to the 2020 period. The rate of change was greater during the 2020 period, because actual prepayment behavior during the second quarter of 2020 exceeded our assumptions during the first quarter of 2020, which was attributable to uncertainty around payment behavior during the early stages of the COVID-19 pandemic and declines in interest rates. In contrast, during the 2021 period, our rate of prepayment speed assumption change was largely unchanged, which was consistent with less changes in interest rates during the 2021 period.
Six Months — Servicing.    Servicing income decreased by $0.7 million, or 6%, for the six months ended June 30, 2021 compared to 2020, which was primarily related to fair value changes in our servicing assets that were largely attributable to the rate of change in our servicing asset prepayment speed assumptions, which was higher for the six-month 2021 period. This change was largely correlated with an increase during the first quarter of 2021 in the rate of change of student loan and personal loan prepayment speeds, partially offset by a decline in home loan prepayment speeds.
We own the master servicing on all of the servicing rights that we retain and, in each case, recognize the gross servicing rate applicable to each serviced loan. Subservicers are utilized for all serviced student loans and home loans, which represents a cost to SoFi, but these arrangements do not impact our calculation of the weighted average basis points earned for each loan type serviced. Further, there is no impact on servicing income due to forbearance and moratoriums on certain debt collection activities, and there are no waivers of late fees. The table below presents additional information related to our loan servicing activities:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Servicing income recognized
Home loans(1)	$2,065	$1,009	105%	$3,809	$1,900	100%
Student loans(2)	12,068	13,243	(9)%	24,228	26,280	(8)%
Personal loans(3)	8,329	11,492	(28)%	16,804	22,833	(26)%
Servicing rights fair value change
Home loans(4)	5,519	3,547	56%	13,643	4,806	184%
Student loans(5)	(6,737)	(18,276)	(63)%	(1,036)	(9,068)	(89)%
Personal loans(6)	(255)	(11,166)	(98)%	(2,437)	(13,332)	(82)%
______________
(1)The contractual servicing earned on our home loan portfolio was 25 bps during the three and six months ended June 30, 2021 and 2020.
(2)The weighted average bps earned for student loan servicing during the three months ended June 30, 2021 and 2020 was 44 bps and 37 bps, respectively, and during the six months ended June 30, 2021 and 2020 was 42 bps and 37 bps, respectively.
(3)The weighted average bps earned for personal loan servicing during the three months ended June 30, 2021 and 2020 was 71 bps and 75 bps, respectively, and during the six months ended June 30, 2021 and 2020 was 70 bps and 73 bps, respectively.
(4)The impact on the fair value change resulting from changes in valuation inputs and assumptions was $(1.8) million and $(0.6) million during the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $(1.6) million during the six months ended June 30, 2021 and 2020, respectively.
(5)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $(0.4) million and $(17.2) million during the three months ended June 30, 2021 and 2020, respectively. The impact of the fair value change resulting from changes in valuation inputs and assumptions was $(16.1) million and $(12.6) million during the six months ended June 30, 2021 and 2020, respectively.
(6)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $1.9 million and $(0.9) million during the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and 2.5 million during the six months ended June 30, 2021 and 2020, respectively.

Technology Platform Fees. Technology Platform fees of $45.0 million and $16.2 million during the three months ended June 30, 2021 and 2020, respectively, and $90.6 million and $16.2 million during the six months ended June 30, 2021 and 2020, respectively, were earned by Galileo, which we acquired on May 14, 2020. Therefore, we had partial period earnings from Galileo in the 2020 periods, as well as growth from existing clients and the addition of new clients subsequent to the acquisition. We earn Technology Platform revenues for providing continuous delivery of an integrated technology platform as an outsourced service for financial and non-financial institutions, which is a stand-ready performance obligation that comprises a series of distinct days of service. Our Technology Platform fees are billed based on the actual fulfillment activities to provide the technology platform, which vary from day to day and from client to client.
Our Technology Platform fees are billed on a monthly basis for an integrated, seamless and comprehensive solution suite, which predominantly includes: virtual card product support; real time push provisioning for virtual cards; enablement of transfers from challenger bank accounts to other banks or individuals; enabling card loads and load transfers directly through Automated Clearing House (“ACH”) debits and credits; facilitating person-to-person transfers; maintenance and support for active and inactive accounts on the platform; processing of chargebacks, fraud analysis, credit bureau reporting, facilitating the ability to receive early paychecks; supporting savings as a separate balance in our system; calculating and assessing interest based on account balance tiers; providing access to our native Program, Authorization, and Events APIs, which provide alerts on all transaction types (e.g., notification of card roundups); authorization, routing and processing of payment transactions (debit, credit, online purchases); debit card production and shipment and real-time data analytics and reporting.
Three Months — Other.    Other income increased by $16.4 million, or 372%, for the three months ended June 30, 2021 compared to 2020 primarily due to earnings from a historical period venture capital investment of $4.0 million in the 2021 period (for which we sold a portion of our investment during 2021) compared to a loss on a different privately-held investment of $0.8 million in the 2020 period. In addition, we had period-over-period increases in brokerage-related revenues of $6.2 million, referral fees of $2.0 million, and payment network fees of $1.1 million. Finally, we had new sources of revenue in the 2021 period consisting of underwriting revenues of $1.8 million and advisory service revenues of $2.6 million (together, referred to as equity capital markets and advisory services). These gains were offset by $2.6 million of equity method investment income during the 2020 period that did not recur, as our Apex equity method investment was called in the first quarter of 2021.
Six Months — Other.    Other income increased by $20.3 million, or 276%, for the six months ended June 30, 2021 compared to 2020 primarily due to earnings from a historical period venture capital investment of $4.0 million in the 2021 period (for which we sold a portion of our investment during 2021) compared to a loss on a different privately-held investment of $0.8 million in the 2020 period. In addition, we had period-over-period increases in brokerage-related revenues of $10.6 million, payment network fees of $2.4 million, and referral fees of $2.6 million. The brokerage-related fees and payment network fees earned during the 2021 period were positively impacted by our acquisitions of 8 Limited and Galileo in the second quarter of 2020 and the launch of our credit card business in the second half of 2020. Payment network fees (which include interchange fees) were directly correlated with increased credit card spending and debit card transactions on our platform in addition to the impact from the acquisition of Galileo. Lastly, the increase in referral fees was primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to our partners. Finally, we had new sources of revenue in the 2021 period consisting of underwriting revenues of $1.8 million and advisory services of $2.6 million (together, referred to as equity capital markets and advisory services). These gains were offset by the impact of a trading error loss of $1.9 million during the 2021 period related to our SoFi Invest business, as well $3.6 million of equity method income during the 2020 period that did not recur, as our Apex equity method investment was called in the first quarter of 2021.
Noninterest Expense
The following table presents the components of our total noninterest expense for the periods indicated:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Technology and product development	$69,389	$47,833	45%	$135,337	$88,004	54%
Sales and marketing	94,951	64,267	48%	182,185	126,937	44%
Cost of operations	60,624	41,408	46%	118,194	74,065	60%
General and administrative	171,216	53,404	221%	332,913	102,518	225%
Provision for credit losses	486	—	n/m	486	—	n/m
Total noninterest expense	$396,666	$206,912	92%	$769,115	$391,524	96%
Total noninterest expense increased by $189.8 million, or 92%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $377.6 million, or 96%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the following:
Three Months — Technology and Product Development. Technology and product development expenses increased by $21.6 million, or 45%, for the three months ended June 30, 2021 compared to 2020 primarily due to:
•an increase in amortization expense on intangible assets of $3.2 million, of which $3.6 million was associated with intangible assets acquired during the second quarter of 2020 that had a partial period impact on the 2020 period;
•an increase in purchased and internally-developed software amortization of $1.3 million, which was reflective of increased investments in technology to support our growth;
•an increase in employee compensation and benefits of $13.5 million, inclusive of an increase in share-based compensation expense of $10.7 million, which was related to an increase in technology and product personnel in support of our growth, and the effect of new restricted stock unit (“RSU”) awards at increased share prices. We also had an increase in average compensation in the 2021 period; and
•an increase in software licenses and tools and subscriptions expense of $2.7 million related to headcount increases and internal technology initiatives.
Six Months — Technology and Product Development.     Technology and product development expenses increased by $47.3 million, or 54%, for the six months ended June 30, 2021 compared to 2020 primarily due to:
•an increase in amortization expense on intangible assets of $13.3 million, of which $11.5 million was associated with intangible assets acquired during the second quarter of 2020 and $1.9 million was related to the acceleration of our core banking infrastructure amortization;
•an increase in purchased and internally-developed software amortization of $2.6 million, which was reflective of increased investments in technology to support our growth, as well as amortization of the software acquired from Galileo in May 2020;
•an increase in employee compensation and benefits of $25.0 million, inclusive of an increase in share-based compensation expense of $16.3 million, which was related to an increase in technology and product personnel in support of our growth, and the effect of new RSU awards at increased share prices. We also had an increase in average compensation in the 2021 period; and
•an increase in software licenses and tools and subscriptions expense of $5.8 million related to headcount increases and internal technology initiatives.

Three Months — Sales and Marketing. Sales and marketing expenses increased by $30.7 million, or 48%, for the three months ended June 30, 2021 compared to 2020 primarily due to:
•an increase in amortization expense of $4.2 million associated with the customer-related intangible assets acquired in the second quarter of 2020;
•an increase in employee compensation and benefits of $4.8 million, inclusive of an increase in share-based compensation expense of $1.7 million, which was correlated with an increase in sales and marketing personnel to support our growth, and the effect of new RSU awards at increased share prices, partially offset by a decrease in average compensation in the 2021 period;
•an increase of SoFi Stadium related expenditures of $6.0 million, which is exclusive of depreciation and interest expense on the embedded lease portion of our SoFi Stadium agreement;
•an increase of $8.5 million in marketing referral expense to affiliates;
•an increase in direct customer promotional expenditures of $3.3 million, primarily related to the promotion of our Financial Services segment products; and
•an increase in advertising expenditures of $2.1 million, which was attributable to an increase in search and social advertising spend in the 2021 period, partially offset by a decrease in online and television advertising.
Six Months — Sales and Marketing.     Sales and marketing expenses increased by $55.2 million, or 44%, for the six months ended June 30, 2021 compared to 2020 primarily due to:
•an increase in amortization expense of $13.0 million associated with the customer-related intangible assets acquired in the second quarter of 2020;
•an increase in employee compensation and benefits of $9.9 million, inclusive of an increase in share-based compensation expense of $3.0 million, which was correlated with an increase in sales and marketing personnel to support our growth, and the effect of new RSU awards at increased share prices, partially offset by a decrease in average compensation in the 2021 period;
•an increase of SoFi Stadium related expenditures of $9.9 million, which is exclusive of depreciation and interest expense on the embedded lease portion of our SoFi Stadium agreement;
•an increase of $7.0 million in marketing referral expense to affiliates;
•an increase in direct customer promotional expenditures of $7.1 million, primarily related to the promotion of our Financial Services segment products; and
•an increase in advertising expenditures of $5.3 million, which was attributable to an increase in search, social and television advertising spend in the 2021 period, partially offset by a decrease in direct mail marketing.
Three Months — Cost of Operations. Cost of operations increased by $19.2 million, or 46%, for the three months ended June 30, 2021 compared to 2020 primarily due to:
•an increase in loan origination and servicing expenses of $2.7 million, which supported the growth in origination volume period over period, primarily in home loans, and was partially offset by lower costs due to certain operational efficiencies gained during the 2021 period;
•an increase of $4.7 million in third-party fulfillment costs, which was primarily attributable to post-acquisition Galileo operations;
•an increase in employee compensation and benefits of $7.0 million, which was correlated with an increase in cost of operations personnel in support of our growth, in addition to an increase in average compensation in the 2021 period;
•an increase in software licenses, tools and subscriptions and other related fees of $2.2 million related to headcount increases and internal technology initiatives; and
•an increase in brokerage-related costs and debit card fulfillment costs of $1.3 million related to the growth of SoFi Invest, SoFi Money and our wholly-owned subsidiary, 8 Limited, which we acquired in the second quarter of 2020.

Six Months — Cost of Operations.    Cost of operations increased by $44.1 million, or 60%, for the six months ended June 30, 2021 compared to 2020 primarily due to:
•an increase in loan origination and servicing expenses of $8.8 million, which supported the growth in origination volume period over period, primarily in home loans, and was partially offset by lower costs due to certain operational efficiencies gained during the 2021 period;
•an increase of $11.1 million in third-party fulfillment costs, which was primarily attributable to post-acquisition Galileo operations;
•an increase in employee compensation and benefits of $13.6 million, which was correlated with an increase in cost of operations personnel in support of our growth, in addition to an increase in average compensation in the 2021 period;
•an increase in software licenses, tools and subscriptions and other related fees of $4.4 million related to headcount increases and internal technology initiatives; and
•an increase in brokerage-related costs and debt fulfillment costs of $2.9 million related to the growth of SoFi Invest and our wholly-owned subsidiary, 8 Limited, which we acquired in the second quarter of 2020.
Three Months — General and Administrative. General and administrative expenses increased by $117.8 million, or 221%, for the three months ended June 30, 2021 compared to 2020 primarily due to:
•an increase in employee compensation and benefits of $22.0 million, inclusive of an increase in share-based compensation expense of $14.9 million, which was related to an increase in general and administrative personnel to support our growing infrastructure and administrative needs in addition to an increase in average compensation in the 2021 period, and the effect of new RSU awards at increased share prices;
•an increase in the fair value of our warrant liabilities of $71.9 million, which was collectively related to a change in the fair value of our Series H redeemable preferred stock and a change in the fair value of the SoFi Technologies warrants assumed in the Business Combination;
•an increase in non-transaction related professional services of $4.0 million, which included accounting and legal services, and an increase in corporate insurance of $1.2 million, all of which are attributable to the increased costs of being a public company;
•an increase of $21.2 million related to the special payment made to the Series 1 preferred stockholders in the second quarter of 2021 associated with the Business Combination, which was partially offset by $5.9 million of transaction-related costs incurred during the 2020 period associated with our acquisitions of Galileo and 8 Limited;
•an increase in occupancy-related expenses of $1.5 million; and
•an increase in software licenses and tools and subscriptions of $1.5 million.
Six Months — General and Administrative.    General and administrative expenses increased by $230.4 million, or 225%, for the six months ended June 30, 2021 compared to 2020 primarily due to:
•an increase in employee compensation and benefits of $39.3 million, inclusive of an increase in share-based compensation expense of $26.0 million, which was related to an increase in general and administrative personnel to support our growing infrastructure and administrative needs in addition to an increase in average compensation in the 2021 period, and the effect of new RSU awards at increased share prices;
•an increase in the fair value of our warrant liabilities of $158.9 million, which was collectively related to a change in the fair value of our Series H redeemable preferred stock and a change in the fair value of the SoFi Technologies warrants assumed in the Business Combination;
•an increase of $21.2 million related to the special payment made to the Series 1 preferred stockholders in the second quarter of 2021 associated with the Business Combination, along with $2.2 million of transaction related costs in the first quarter of 2021 related to our pending purchase of Golden Pacific in the 2021 period. These increases were partially offset by $9.8 million of transaction-related costs incurred during the 2020 period associated with our acquisitions of Galileo and 8 Limited;

•an increase in non-transaction related professional services of $8.9 million, which included accounting and legal services, and an increase in corporate insurance of $1.6 million, all of which are attributable to the increased costs of being a public company;
•an increase in occupancy-related expenses of $2.3 million; and
•an increase in software licenses and tools and subscriptions of $2.7 million.
Provision for Credit Losses. The provision for credit losses during the three and six months ended June 30, 2021 reflects the expected credit losses associated with our credit card loans, which did not impact the 2020 periods, as we launched our credit card product in the third quarter of 2020.
Net Loss
We had a net loss of $165.3 million for the three months ended June 30, 2021 compared to net income of $7.8 million for the three months ended June 30, 2020, and a net loss of $342.9 million for the six months ended June 30, 2021 compared to a net loss of $98.6 million for the six months ended June 30, 2020. The increases in losses for the three- and six-month periods were due to the factors discussed above, as well as the change in income taxes. The primary driver of the increases in income taxes for both the three- and six-month periods was associated with the remeasurement of our valuation allowance during 2020 primarily as a result of the deferred tax liabilities recognized in connection with our acquisition of Galileo, which decreased the valuation allowance by $99.8 million.
Summary Results by Segment
Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
Metric	2021	2020		2021	2020
Total products (number, as of period end)	981,440	861,970	14%	981,440	861,970	14%
Origination volume ($ in thousands, during period)
Home loans	$792,228	$532,323	49%	$1,527,832	$879,131	74%
Personal loans	1,294,384	448,980	188%	2,100,073	1,350,674	55%
Student loans	859,497	788,694	9%	1,864,182	2,923,200	(36)%
Total	$2,946,109	$1,769,997	66%	$5,492,087	$5,153,005	7%
Loans with a balance (number, as of period end)	581,627	620,066	(6)%	581,627	620,066	(6)%
Average loan balance ($, as of period end)
Home loans	$286,200	$286,548	—%	$286,200	$286,548	—%
Personal loans	21,691	23,162	(6)%	21,691	23,162	(6)%
Student loans	51,320	57,747	(11)%	51,320	57,747	(11)%
The following table presents additional information on our terms for our lending products as of June 30, 2021:

Product	Loan Size	Rates(1)	Term
Student Loan Refinancing	$5,000+ (2)	Variable rate: 2.25% – 6.59%	5 – 20 years
Fixed rate: 2.74% – 6.94%
In-School Loans	$5,000+ (2)	Variable rate: 1.20% – 11.23%	5 – 15 years
Fixed rate: 4.23% – 10.66%
Personal Loans	$5,000 – $100,000 (2)	Fixed rate: 5.99% – 18.85%	2 – 7 years
Home Loans	$100,000 – $548,250 (Conforming 2021 Normal Cost Areas)	Fixed rate: 2.13% – 4.75%	15 or 30 years
OR
$822,375 (2) (Conforming 2021 High Cost Areas)
__________________
(1)Loan annual percentage rates presented reflect an auto-pay discount.
(2)Minimum loan size may be higher within certain states due to legal or licensing requirements.

In the table below, we present additional information related to our lending products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Student Loans
Weighted average origination FICO	776	776	775	774
Weighted average interest rate earned(1)	4.56%	4.95%	4.59%	5.17%
Interest income recognized ($ in thousands)(1)	$32,091	$31,705	$64,368	$67,560
Sales of loans ($ in thousands)(2)	$610,941	$690,990	$1,547,101	$2,947,049
Home Loans
Weighted average origination FICO	755	766	758	763
Weighted average interest rate earned(1)	1.95%	2.96%	1.77%	2.84%
Interest income recognized ($ in thousands)(1)	$945	$665	$1,676	$1,377
Sales of loans ($ in thousands)	$841,642	$585,926	$1,519,208	$898,968
Personal Loans
Weighted average origination FICO	754	767	757	760
Weighted average interest rate earned(1)	10.41%	10.44%	10.65%	10.50%
Interest income recognized ($ in thousands)(1)	$46,206	$45,115	$90,206	$94,664
Sales of loans ($ in thousands)(2)	$970,135	$205,991	$1,749,576	$983,337
__________________
(1)Represents annualized interest income recognized divided by our monthly average outstanding loan balance for the period.
(2)Excludes the impact of loans transferred into consolidated securitizations.
Total Products
Total products refers to the number of home loans, personal loans and student loans that have been originated through our platform since our inception through the reporting date, whether or not such loans have been paid off. See “— Key Business Metrics” for further discussion of this measure as it relates to our Lending segment.
Origination Volume
We refer to the aggregate dollar amount of loans originated through our platform in a given period as origination volume. Origination volume is an indicator of the size and health of our Lending segment and an indicator (together with the relevant loan characteristics, such as interest rate and prepayment and default expectations) of revenues and profitability. Changes in origination volume are driven by the addition of new members and existing members, the latter of which at times will either refinance into a new SoFi loan or secure an additional, concurrent loan, as well as macroeconomic factors impacting consumer spending and borrowing behavior. Since the profitability of the Lending segment is largely correlated with origination volume, management relies on origination volume trends to assess the need for external financing to support the Financial Services segment and the expense budgets for unallocated expenses.
During the three and six months ended June 30, 2021, home loan origination volume increased significantly relative to the corresponding 2020 periods due to increased demand for home loan products following the Federal Reserve’s actions to reduce interest rates to near-zero benchmark levels amid the COVID-19 pandemic, as well as an increase in our loan application approval rate.
During the three and six months ended June 30, 2021, personal loan origination volume increased relative to the corresponding 2020 periods primarily due to the improved economic outlook and consumer confidence levels in the second quarter of 2021 relative to the 2020 periods, as there was lower consumer spending behavior during the earlier stages of the COVID-19 pandemic, which we believe decreased the overall demand for debt consolidation loans. We also increased our loan application approval rate during the 2021 periods.
Demand for our student loan products increased during the three months ended June 30, 2021 and decreased during the six months ended June 30, 2021 relative to the corresponding 2020 periods. While the automatic suspension of principal and interest payments on federally-held student loans enacted through the CARES Act that was extended by executive action most recently through January 2022 led to a decrease in demand for both student loan refinancing and in-school loans in the year-to-date 2021 period relative to the 2020 period, emerging signs of economic recovery from the COVID-19 pandemic in the second quarter of 2021 led to a lift in student loan demand.

Loans with a Balance and Average Loan Balance
Loans with a balance refers to the number of loans that have a balance greater than zero dollars as of the reporting date. Loans with a balance allows management to better understand the unit economics of acquiring a loan in relation to the lifetime value of that loan. Average loan balance is defined as the total unpaid principal balance of the loans divided by loans with a balance within the respective loan product category as of the reporting date. Average loan balance tends to fluctuate based on the pace of loan originations relative to loan repayments.
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding Lending segment performance.

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Net revenue
Net interest income	$56,822	$44,335	28%	$108,599	$89,996	21%
Noninterest income	109,469	51,549	112%	205,669	79,766	158%
Total net revenue	166,291	95,884	73%	314,268	169,762	85%
Servicing rights – change in valuation inputs or assumptions(1)	224	18,720	(99)%	12,333	11,661	6%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	5,717	2,578	122%	13,668	17,514	(22)%
Directly attributable expenses(3)	(83,044)	(67,763)	23%	(163,395)	(145,423)	12%
Contribution Profit	$89,188	$49,419	80%	$176,874	$53,514	231%
___________________
(1)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment and default rates and discount rates. This non-cash change, which is recorded within noninterest income in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(2)Reflects changes in fair value inputs and assumptions, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated securitizations through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(3)For a disaggregation of the directly attributable expenses allocated to the Lending segment in each of the periods presented, see “—Directly Attributable Expenses” below.
Net interest income
Net interest income in our Lending segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by $12.5 million, or 28%, and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by $18.6 million, or 21%, due to the following:
Three Months — Loans Interest Income.    Loan interest income increased by $1.8 million, or 2%, for the three months ended June 30, 2021 compared to 2020 primarily driven by an increase in non-securitization personal loan and student loan interest income of $23.6 million, which was primarily a function of an increase in aggregate average balances of $1.5 billion (76%). These increases were offset by a decline of $22.1 million in interest income from consolidated personal loan and student loan securitizations, which were impacted by a $1.2 billion (52%) decline in aggregate average balances attributable to payment activity and the deconsolidation of a VIE in July 2020.
Six Months — Loans Interest Income. Loan interest income decreased by $7.3 million, or 4%, for the six months ended June 30, 2021 compared to 2020 primarily driven by a decline of $51.4 million in interest income from consolidated personal loan and student loan securitizations, which were impacted by a $1.3 billion (51%) decline in average balances attributable to payment activity and the deconsolidation of two securitizations in March 2020 and one in July 2020. This decrease was offset by increases in non-securitization personal loan and student loan interest income of $32.8 million and $11.0 million, respectively, which were primarily a function of increases in average balances for personal loans and student loans of $0.6 billion (98%) and $0.7 billion (56%), respectively.
Three Months — Securitizations Interest Income.    Securitizations interest income decreased by $2.7 million, or 42%, for the three months ended June 30, 2021 compared to 2020, which was attributable to decreases in residual investment interest income of $1.1 million and asset-backed bonds of $1.2 million related to decreases in average securitization investment balances period over period, and a decrease in securitization float interest income of $0.4 million related to decreases in average securitization loan balances and a decline in interest rates period over period.
Six Months — Securitizations Interest Income. Securitizations interest income decreased by $5.3 million, or 39%, for the six months ended June 30, 2021 compared to 2020, which was attributable to decreases in residual investment interest income of $1.9 million and asset-backed bonds of $2.0 million related to decreases in average securitization investment balances period over period, and a decrease in securitization float interest income of $1.4 million related to decreases in average securitization loan balances and a decline in interest rates period over period.
Three and Six Months — Securitizations and Warehouses Interest Expense. Interest expense related to securitizations and warehouses decreased by $13.4 million, or 34%, for the three months ended June 30, 2021 compared to 2020 and decreased by $31.1 million, or 36%, for the six months ended June 30, 2021 compared to 2020 primarily due to:
•declines in securitization debt interest expense (exclusive of debt issuance and discount amortization) of $8.4 million for the three-month period and $18.7 million for the six-month period, driven by declines in average balance of 53% and 52%, respectively, which were attributable to payment activity and the deconsolidation of securitizations discussed within the interest income section. Further, our student loan securitization debt is primarily tied to one-month LIBOR, which decreased period over period;
•declines in warehouse debt interest expense (exclusive of debt issuance amortization) of $4.1 million for the three-month period and $7.7 million for the six-month period, which were primarily related to decreases in one- and three-month LIBOR period over period and lower warehouse facility interest rate spreads, partially offset by a higher average warehouse debt balance outstanding period over period;
•declines in residual interests classified as debt interest expense of $1.3 million for the three-month period and $2.9 million for the six-month period, which was correlated with a lower balance of residual interests classified as debt during the 2021 periods, a significant driver of which was the deconsolidation of two securitizations in March 2020; and
•an increase in debt issuance cost interest expense of $0.3 million for the three-month period and a decrease of $1.8 million for the six-month period.The variance for the three-month period was primarily driven by the acceleration of debt issuance costs for a facility that closed in June 2021, partially offset by a lower run rate on our issuance cost amortization related to our warehouses facilities, as we extended certain loan warehouse facilities. The variance for the six-month period was primarily driven by the lower run rate on our issuance cost amortization related to our loan warehouse facilities, attributable to loan warehouse facility extensions.
Noninterest income
Noninterest income in our Lending segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by $57.9 million, or 112%, and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by $125.9 million, or 158%, due to the following:
Three Months — Loan Origination and Sales. Loan origination and sales increased by $46.8 million, or 74%, for the three months ended June 30, 2021 compared to 2020, which was primarily related to an increase of $54.0 million in aggregate personal loan and student loan origination and sales income. Personal loan and student loan origination volumes increased 188% and 9%, respectively, period over period. The personal loan origination volume increase was primarily due to an increase in the percentage of loan application approvals and higher demand for our products as a result of improved economic conditions in the 2021 period relative to the 2020 period in which the COVID-19 pandemic had a more acute impact. In addition, the improved economic outlook had a positive impact on both our student loan and personal loan valuations during the 2021 period relative to 2020. See “— Key Factors Affecting Operating Results — Industry Trends and General Economic Conditions”.
These increases were partially offset by a $7.7 million period-over-period decrease in home loan originations and sales related income, net of hedges and related IRLCs. The decrease was primarily driven by lower gains on IRLCs of $5.7 million, which was correlated with a decline in the mortgage loan pipeline during the 2021 period compared to an increase during the 2020 period. The home loan decline was also reflective of a decline in home loan valuations and sales price execution versus expectation (net of mortgage pipeline valuations) during the 2021 period relative to the 2020 period. Offsetting these impacts was an increase of $1.5 million in home loan origination fees period over period in conjunction with the increase in origination volume.
Six Months — Loan Origination and Sales. Loan origination and sales increased by $52.9 million, or 32%, for the six months ended June 30, 2021 compared to 2020, which was primarily related to an increase of $71.1 million in aggregate personal loan and student loan origination and sales income, which was primarily attributable to improving loan valuations, as the valuations in the 2020 period were significantly impacted by the worsened expected economic conditions brought on by the COVID-19 pandemic. This was partially offset by a credit default swap gain of $22.5 million in the 2020 period that did not recur. Student loan origination volume declined 36% period over period, primarily due to lower demand for our student loan refinancing products in the first six months of 2021 relative to 2020 as a result of the payment deferral period on federal student loans enacted through the CARES Act in late March 2020. Personal loan origination volume increased 55% period over period, primarily due to an increase in the loan application approval rate and higher demand for personal loan financing in the second quarter of 2021 amid the improved economic conditions relative to 2020.
We also experienced a $3.1 million period-over-period increase in home loan originations and sales related income, net of hedges and related IRLCs (exclusive of home loan origination fees), which was reflective of a $28.1 million increase in home loan valuation and sales price execution (net of mortgage pipeline valuations), partially offset by a decrease of $25.0 million associated with IRLCs, which was correlated with a decline in the mortgage loan pipeline during the 2021 period compared to a significant increase during the 2020 period. In addition, home loan origination fees increased by $3.7 million period over period in conjunction with a 74% increase in origination volume.
Three Months — Securitizations.    Securitizations income decreased by $7.4 million, or 100%, during the three months ended June 30, 2021 compared to 2020 primarily due to $10.4 million of lower fair value increases on securitization loans, which was primarily related to timing, as we experienced meaningful fair value gains in the 2020 period once some of the uncertainty of the COVID-19 pandemic was abated, which had resulted in significant fair value declines during the first quarter of 2020. This fair value fluctuation also impacted our securitization bond fair values, resulting in a negative variance of $9.2 million period over period. In addition, we had residual debt fair value increases of $4.4 million, which were correlated with underlying securitization performance and residual interest positions representing a greater percentage of securitization claims (which occurs over time as securitization loans are paid off and, accordingly, securitization debt gets paid off) period over period, of which $3.1 million was related to non-cash unfavorable fair value changes in residual interests classified as debt valuation assumptions and inputs. Offsetting these declines were: (i) a reduction in securitization loan write-offs of $7.3 million, which was correlated with stronger securitization loan credit performance and lower average securitization loan balances during the 2021 period, (ii) an $8.6 million deconsolidation loss in the 2020 period, and (iii) gains of $0.8 million in securitization residual investment positions period over period.
Six Months — Securitizations. Securitizations income improved by $73.7 million, or 97%, for the six months ended June 30, 2021 compared to 2020, primarily due to an aggregate increase of $52.2 million period over period in securitization loan fair market value changes, principally due to the significantly improved economic environment during the 2021 period relative to the 2020 period in relation to the impacts of the COVID-19 pandemic. Additionally, we experienced a reduction in securitization loan write-offs of $22.0 million in the 2021 period, which was correlated with the deconsolidation of securitizations in the 2020 period, stronger securitization loan credit performance and lower average securitization loan balances during the 2021 period. Additionally, we had a positive variance in our securitization residual interest investments of $6.1 million. Finally, we had losses from three deconsolidations during the 2020 period in the aggregate of $13.7 million.
Partially offsetting these effects, we had an unfavorable change in residual debt fair value adjustments of $17.9 million period over period, which was correlated with underlying securitization performance and residual interest positions representing a greater percentage of securitization claims period over period, of which $3.8 million was related to non-cash favorable fair value changes in residual interests classified as debt valuation assumptions and inputs. We also had a decline period over period in bond fair values of $2.4 million, which was primarily influenced by realized interest income cash flows, which lower bond fair values and increase interest income by the amount realized during the period, and therefore have no net impact on net income.
Three Months — Servicing. Servicing income increased by $18.5 million, or 99%, for the three months ended June 30, 2021 compared to 2020, which was primarily related to fair value changes in our servicing assets that were largely attributable to a lower rate of increase in servicing asset prepayment speed assumptions relative to the 2020 period. The rate of change was greater during the 2020 period, because actual prepayment behavior during the second quarter of 2020 exceeded our assumptions during the first quarter of 2020, which was attributable to uncertainty around payment behavior during the early stages of the COVID-19 pandemic and declines in interest rates. In contrast, during the 2021 period, our rate of prepayment speed assumption change was largely unchanged, which was consistent with less changes in interest rates during the 2021 period.
Six Months — Servicing. Servicing income decreased by $0.7 million, or 6%, for the six months ended June 30, 2021 compared to 2020, which was primarily related to fair value changes in our servicing assets that were largely attributable to the rate of change in our servicing asset prepayment speed assumptions, which was higher for the six-month 2021 period. This change was largely correlated with an increase during the first quarter of 2021 in the rate of change of student loan and personal loan prepayment speeds, partially offset by a decline in home loan prepayment speeds.
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Direct advertising	$29,467	$20,943	41%	$57,316	$51,550	11%
Compensation and benefits	20,909	21,543	(3)%	42,307	40,910	3%
Loan origination and servicing costs	13,545	10,867	25%	27,537	18,739	47%
Affiliate referrals	11,702	4,375	167%	18,412	14,571	26%
Unused warehouse line fees	2,134	3,977	(46)%	5,835	6,327	(8)%
Occupancy and travel	1,185	1,689	(30)%	2,323	3,835	(39)%
Professional services	1,256	1,765	(29)%	2,697	3,871	(30)%
Other(1)	2,846	2,604	9%	6,968	5,620	24%
Directly attributable expenses	$83,044	$67,763	23%	$163,395	$145,423	12%
______________
(1)Other expenses primarily include loan marketing expenses and tools and subscriptions costs.
Lending segment directly attributable expenses for the three and six months ended June 30, 2021 increased by $15.3 million, or 23%, and $18.0 million, or 12%, compared to the three and six months ended June 30, 2020, respectively, primarily due to:
•increases of $8.5 million for the three-month period and $5.8 million for the six-month period in direct advertising related to an increase in television, online and social advertising expenditures. During the six-month period, these increases were offset by a decline in direct mail marketing expenditures;
•increases of $2.7 million for the three-month period and $8.8 million for the six-month period in loan origination and servicing costs, which supported the growth in origination volume period over period, primarily in home loans, and was partially offset by lower costs due to certain operational efficiencies gained during the 2021 periods;
•increases of $7.3 million for the three-month period and $3.8 million for the six-month period in affiliate referral expense primarily related to increased personal loan origination volume through our affiliate channels for the 2021 periods, which was partially offset by lower student loan origination volume through our affiliate channels in the six-month period;
•increases of $0.2 million for the three-month period and $1.3 million for the six-month period in other expenses, primarily related to increased loan marketing expenses and a servicing receivable write off in the first quarter of 2021;
•offsetting decrease of $0.6 million for the three-month period and an increase of $1.4 million for the six-month period in allocated compensation and related benefits, which primarily reflected a shift to non-lending initiatives during the second quarter of 2021, including our pursuit of a bank charter;
•offsetting decreases of $1.8 million for the three-month period and $0.5 million for the six-month period in unused warehouse line fees due to higher average committed warehouse line usage and lower unused fee rates;
•offsetting decreases of $0.5 million for the three-month period and $1.5 million for the six-month period in allocated occupancy and travel expenses, primarily driven by the impacts of the COVID-19 pandemic on travel; and

•offsetting decreases of $0.5 million for the three-month period and $1.2 million for the six-month period in professional services costs related to a decrease in the use of our third party consultants for our operations and technology teams in the 2021 periods.
Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding Financial Services segment performance.

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Net revenue
Net interest income	$542	$83	553%	$771	$298	159%
Noninterest income	16,497	2,345	603%	22,731	4,284	431%
Total net revenue	17,039	2,428	602%	23,502	4,582	413%
Directly attributable expenses(1)	(41,784)	(33,321)	25%	(83,766)	(62,458)	34%
Contribution loss	$(24,745)	$(30,893)	(20)%	$(60,264)	$(57,876)	4%
___________________
(1)For a disaggregation of the directly attributable expenses allocated to the Financial Services segment in each of the periods presented, see “—Directly Attributable Expenses” below.
Net interest income
Net interest income in our Financial Services segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by $0.5 million, or 553%, and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by $0.5 million, or 159%. The increases were primarily due to credit card loans, which launched in the third quarter of 2020.
Noninterest income
Noninterest income in our Financial Services segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by $14.2 million, or 603%, and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by $18.4 million, or 431%, due to the following:
•increases in brokerage-related fees of $6.2 million for the three-month period and $10.6 million for the six-month period, enterprise service fees of $2.6 million for the three-month period and $2.6 million for the six-month period, and payment network fees of $1.0 million for the three-month period and $1.9 million for the six-month period. Noninterest income earned during the 2021 periods was bolstered by our acquisition of 8 Limited in the second quarter of 2020, by an increase in digital assets trading volume on our platform, new sources of revenue in the 2021 periods consisting of underwriting revenues of $1.8 million and advisory service revenues of $2.6 million, the latter of which is included within enterprise service fees (together, referred to as equity capital markets and advisory services);
•an increase in affiliate referral fees of $2.0 million for the three-month period and $2.6 million for the six-month period, which were primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to these partners; and
•an offsetting trading error loss of $1.9 million during the six-month 2021 period related to our SoFi Invest business.

Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution loss were as follows:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Compensation and benefits	$19,800	$20,181	(2)%	$38,584	$38,876	(1)%
Product fulfillment	5,074	2,655	91%	10,117	5,229	93%
Member incentives	4,309	2,083	107%	9,290	4,137	125%
Direct advertising	3,030	2,159	40%	6,798	2,547	167%
Occupancy and travel	1,614	1,799	(10)%	3,465	4,073	(15)%
Professional services	836	1,550	(46)%	2,404	2,717	(12)%
Provision for credit losses	486	—	n/m	486	—	n/m
Other(1)	6,635	2,894	129%	12,622	4,879	159%
Directly attributable expenses	$41,784	$33,321	25%	$83,766	$62,458	34%
___________________
(1)Other expenses primarily include tools and subscriptions, SoFi Money and SoFi Invest account write-offs and marketing expenses.
Financial Services directly attributable expenses for the three and six months ended June 30, 2021 increased by $8.5 million, or 25%, and $21.3 million, or 34%, compared to the three and six months ended June 30, 2020, respectively, primarily due to the following:
•increases of $2.4 million for the three-month period and $4.9 million for the six-month period in product fulfillment costs related to SoFi Invest and SoFi Money, which included such activities as operating our cash management sweep program, brokerage expenses and debit card fulfillment services, and is also inclusive of the impact of our 8 Limited acquisition on a full quarter and six-month period of operations during 2021. In addition, corresponding with our launch of our credit part product during the third quarter of 2020, we had additional costs related to credit card fulfillment, which impacted both 2021 periods;
•increases of $2.2 million for the three-month period and $5.2 million for the six-month period related to direct member incentives for our growing SoFi Money and SoFi Invest products;
•increases of $0.9 million for the three-month period and $4.3 million for the six-month period in direct advertising costs. The three-month period increase was primarily driven by increases in search engine marketing. During the six-month period, we had both increased social media and search engine advertising costs. All marketing initiatives primarily related to the continued promotion of, and growth in, our Financial Services products;
•increases of $0.5 million for the three- and six-month periods related to our provision for credit losses on our credit card product, which launched during the third quarter of 2020;
•increases of $3.7 million for the three-month period and $7.7 million for the six-month period in other expenses primarily related to marketing related increases, write-offs related to our SoFi Money and Invest products, and increased tools and subscription costs;
•offsetting decreases of $0.7 million for the three-month period and $0.3 million for the six-month period in professional services costs. The three-month period decrease was primarily related to reduced third party technology and product consulting for SoFi Money and SoFi Credit Card. The decrease for the six-month period was primarily related to reduced third party consulting for Lantern Credit, SoFi Relay and SoFi Money, partially offset by an increase for SoFi Invest;
•offsetting decreases in occupancy and travel of $0.2 million for the three-month period and $0.6 million for the six-month period, primarily driven by the impacts of the COVID-19 pandemic on travel; and
•relatively consistent compensation and benefits expense period over period, which was reflective of the consistent effort related to our Financial Services segment.

Technology Platform Segment
In the table below, we present a metric that is related to the Galileo portion of our Technology Platform segment:

	June 30, 2021	June 30, 2020	2021 vs 2020 % Change
Total accounts	78,902,156	35,988,090	119%
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date, excluding SoFi accounts, as such accounts are eliminated in consolidation. Total accounts is a primary indicator of the amount of accounts that are dependent upon Galileo’s technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances and rely upon real-time authorizations, all of which result in technology platform fees for the Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding Technology Platform segment performance.

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Net revenue
Net interest income (loss)	$(32)	$(18)	78%	$(68)	$(18)	278%
Noninterest income	45,329	19,037	138%	91,430	20,034	356%
Total net revenue	45,297	19,019	138%	91,362	20,016	356%
Directly attributable expenses(1)	(32,284)	(6,919)	367%	(62,664)	(6,919)	806%
Contribution Profit	$13,013	$12,100	8%	$28,698	$13,097	119%
___________________
(1)For a disaggregation of the directly attributable expenses allocated to the Technology Platform segment in each of the periods presented, see “—Directly Attributable Expenses” below.
Net revenue
Total net revenue of $45.3 million and $91.4 million during the three and six months ended June 30, 2021, respectively, was primarily attributable to Technology Platform fees at Galileo. Total net revenue of $19.0 million and $20.0 million during the three and six months ended June 30, 2020, respectively, was primarily composed of $16.2 million of Technology Platform fees at Galileo for the period subsequent to our acquisition in May 2020, as well as equity method investment income from our investment in Apex of $2.6 million and $3.6 million, respectively. Technology Platform fees benefited from year-over-year growth in revenues from existing clients, as well as the addition of new clients. We did not recognize any equity method investment income during the 2021 periods, as our Apex equity method investment was called in the first quarter of 2021.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment, which are related to the operations of Galileo, that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended June 30,		2021 vs 2020 % Change	Six Months Ended June 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Compensation and benefits	$16,321	$3,140	420%	$32,502	$3,140	935%
Product fulfillment	7,460	2,328	220%	14,458	2,328	521%
Occupancy and travel	1,327	291	356%	2,705	291	830%
Professional services	1,847	91	n/m	3,916	91	n/m
Other(1)	5,329	1,069	399%	9,083	1,069	750%
Directly attributable expenses	$32,284	$6,919	367%	$62,664	$6,919	806%
___________________
(1)Other expenses are primarily related to tools and subscription costs, marketing expenses and data center expenses, the latter of which was associated with the operation of our technology platform-as-a-service.

The increases in Technology Platform directly attributable expenses for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 in each of the expense categories were primarily related to the timing of our acquisition of Galileo during the second quarter of 2020 compared to full period results in the 2021 periods. The increases in the three- and six-month periods were also driven by the following:
•increases in employee compensation and benefits expense, which was correlated with an increase in Galileo personnel in support of segment growth, as well as an increase in average compensation during both 2021 periods;
•increases in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform;
•increases in professional services costs related to legal fees, as well as third party technology and product consulting for technology infrastructure support; and
•increases in software licenses and tools and subscriptions related to headcount increases and internal technology initiatives, data expense to support the growth of the platform and bad debt expense associated with technology platform fee related receivables.
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reportable segments directly attributable expenses	$(157,112)	$(108,003)	$(309,825)	$(214,800)
Expenses not allocated to segments:
Stock-based compensation expense	(52,154)	(23,545)	(89,608)	(43,230)
Depreciation and amortization expense	(24,989)	(14,955)	(50,966)	(19,670)
Fair value changes in warrant liabilities	(70,989)	861	(160,909)	(2,018)
Employee-related costs(1)	(36,944)	(28,397)	(69,224)	(56,293)
Special payment(2)	(21,181)	—	(21,181)	—
Other corporate and unallocated expenses(3)	(33,297)	(32,873)	(67,402)	(55,513)
Total noninterest expense	$(396,666)	$(206,912)	$(769,115)	$(391,524)
___________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination. See Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(3)Includes corporate overhead costs that are not allocated to reportable segments, such as certain tools and subscription costs, corporate marketing costs and professional services costs.
Liquidity and Capital Resources
We require substantial liquidity to fund our current operating requirements, which primarily include loan originations and the losses generated by our Financial Services segment. We expect these requirements to increase as we pursue our strategic growth goals. Historically, our Lending cash flow variability has related to loan origination volume, our available funding sources and utilization of our warehouse facilities. Additional sources of variability have related to our acquisitions of Galileo and 8 Limited. Moreover, given our continued growth initiatives, we have seen variability in financing cash flows due to the timing and extent of common stock and redeemable preferred stock raises, redemptions and additional uses and repayments of debt. During February 2021, we paid off the seller note issued in 2020 in connection with our acquisition of Galileo, inclusive of all outstanding interest payable, for a total payment of $269.9 million. Remaining operating cash flow variability is largely related to our investments in our business, such as technology and product investments and sales and marketing initiatives, as well as our operating lease facilities. Our capital expenditures have historically been immaterial relative to our operating and financing cash flows, and we expect this trend to continue for the foreseeable future. We received substantial proceeds from the recent Business Combination and the sale, in connection with the Business Combination, of 122,500,000 shares of SCH common stock at $10.00 per share (which automatically converted into shares of SoFi Technologies common stock) (the “PIPE Investment”) during the second quarter of 2021, which provided significant liquid resources, as further discussed herein.
To continue to achieve our liquidity objectives, we analyze and monitor liquidity needs and strive to maintain excess liquidity and access to diverse funding sources. We define our liquidity risk as the risk that we will not be able to:
•Originate loans at our current pace, or at all;
•Sell our loans at favorable prices, or at all;
•Meet our contractual obligations as they become due;
•Increase or extend the maturity of our revolving credit facility capacity;
•Fund continued operating losses in our business, especially if such operating losses continue at the current level for an extended period of time; or
•Make future investments in the necessary technological and operating infrastructure to support our business.
During the six months ended June 30, 2021 and 2020, we generated positive cash flows from operations. The primary driver of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and, to a lesser extent, the timing of loan repayments. We either fund our loan originations entirely using our own capital, through proceeds from securitization transactions, or receive an advance rate from our various warehouse facilities to finance the majority of the loan amount. Our cash flows from operations were also impacted by material net losses in both the six-month 2021 and 2020 periods. The net losses were primarily driven by our technology and product investments and sales and marketing initiatives, which benefit our Lending and Financial Services segments, the latter of which historically has not generated material net revenues. Our practice of not charging account or trading fees on the majority of our products within the Financial Services segment could result in sustained negative cash flows generated from the Financial Services segment in the short and long term. If our current net losses continue for the foreseeable future, we may need to raise additional capital in the form of equity or debt, which may not be at favorable terms when compared to previous financing transactions.
Historically, we primarily utilized our revolving credit facility capacity and additional equity proceeds to fund the portion of our current net loss unrelated to our loan origination activities. Our revolving credit facility had remaining capacity of $74.0 million as of June 30, 2021, of which $6.0 million was not available for general borrowing purposes because it was utilized to secure the uncollateralized portion of certain letters of credit issued to secure certain of our operating lease obligations. As of June 30, 2021, the remaining $3.3 million of the $9.3 million letters of credit outstanding was collateralized by cash deposits with the banking institution, which were presented within restricted cash and restricted cash equivalents in the Unaudited Condensed Consolidated Balance Sheets.
Our warehouse facility and securitization debt is secured by a continuing lien on, and security interest in, the loans financed by the proceeds. The notes assumed in our acquisition of Galileo during the second quarter of 2020 are secured by the value of certain equipment. We have various affirmative and negative financial covenants, as well as non-financial covenants, related to our warehouse debt and revolving credit facility, as well as our Series 1 preferred stock. We were in compliance with all covenants as of June 30, 2021.
Our operating lease obligations consist of our leases of real property from third parties under non-cancellable operating lease agreements, which primarily include the leases of office space, as well as our rights to certain suites and event space within SoFi Stadium, which commenced in the third quarter of 2020 and the latter of which we apply the short-term lease exemption practical expedient and do not capitalize the lease obligation. Our finance lease obligations consist of our rights to certain physical signage within SoFi Stadium, which commenced in the third quarter of 2020. Additionally, our securitization transactions require us to maintain a continuing financial interest in the form of securitization investments when we deconsolidate the special-purpose entity (“SPE”) or in consolidation of the SPE when we have a significant financial interest. In either instance, the continuing financial interest requires us to maintain capital in the SPE that would otherwise be available to us if we had sold loans through a different channel.
We are currently dependent on the success of our Lending segment. Our ability to access whole loan buyers and to sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms and limit our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. As it relates to securitization-related transfers, there is no guarantee that we will be able to find purchasers of securitization residual interests or that we will be able to execute loan transfers at favorable price points. Therefore, we may hold securitization interests for longer than planned or be forced to liquidate at suboptimal prices. Securitization transfers are also negatively impacted during recessionary periods, wherein investors may be more risk averse.
Further, future uncertainties around the demand for our personal loans and around the student loan refinance market in general should be considered when assessing our future liquidity and solvency prospects. Through the CARES Act that was passed during 2020 in response to the COVID-19 pandemic and subsequent extensions, principal and interest payments on federally-held student loans have been suspended most recently through January 2022, which has lowered the propensity for borrowers to refinance into SoFi student loans relative to pre-COVID levels. To the extent that further extensions or additional measures, such as student loan forgiveness, are implemented, it may negatively impact our future student loan origination volume. In addition, in the past we have altered our credit strategy to defend against adverse credit consequences during recessionary periods, as we did following the outbreak of COVID-19. In the future, our loan origination volume and our resulting loan balances, and any positive cash flows thereof, could be lower based on strategic decisions to tighten our credit standards. See “— Key Factors Affecting Operating Results — Industry Trends and General Economic Conditions” and “— Business Overview — COVID-19 Pandemic” for discussions of the impact of certain measures taken in response to the COVID-19 pandemic on our loan origination volumes and uncertainties that exist with respect to future operations in light of the pandemic.
Our commitments requiring the use of capital in future periods are primarily composed of:
•warehouse facility borrowings of $942.1 million, which carry variable interest rates and have terms expiring through January 2030. See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional key terms;
•revolving credit facility borrowings of $498.2 million, which includes principal balance and variable interest, assuming (i) such interest remains unchanged, (ii) the borrowings are held to maturity, and (iii) interest is incurred at the rate for standard withdrawals in effect as of June 30, 2021. See Note 8 for additional information;
•operating lease obligations of $166.6 million, primarily composed of leases of office premises with terms expiring from 2021 through 2030, as well as operating leases associated with SoFi Stadium, which expire in 2040;
•finance lease obligations of $19.5 million, composed of our rights to certain physical signage within SoFi Stadium, which expire in 2040; and
•the remaining commitment arising out of our agreement (which does not include the foregoing operating lease and finance lease obligations) for the naming and sponsorship rights to SoFi Stadium of $551.8 million, which pertain primarily to sponsorship and advertising opportunities related to the stadium itself, as well as the surrounding performance venue and planned retail district.
See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our SoFi Stadium arrangement, including a contingent matter associated with SoFi Stadium payments. As it relates to our securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts, the timing of which cannot be reasonably estimated. Our own liquidity resources are not required to make any contractual payments on these borrowings, except in limited instances associated with our guarantee arrangements, as discussed below.
We have a three-year obligation to FNMA on loans that we sell to FNMA, to repurchase any originated loans that do not meet FNMA guidelines, and we are required to pay the full initial purchase price back to FNMA. In addition, we make standard representations and warranties related to other student, personal and non-FNMA home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See Note 1 and Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information on our guarantee obligations. We believe we have adequate liquidity to meet these obligations.
Our long-term liquidity strategy includes maintaining adequate revolving credit facility capacity and seeking additional sources of financing. Although our goal is to increase our cash flow from operations, there can be no assurance that our future operating plans will lead to improved operating cash flows.
We had unrestricted cash and cash equivalents of $461.9 million and $872.6 million as of June 30, 2021 and December 31, 2020, respectively. We believe our existing cash and cash equivalents balance, available capacity under our revolving credit facility (and expected extensions or replacements of the facility), together with additional warehouses or other financing we expect to be able to obtain at reasonable terms and cash proceeds received from the Business Combination, will be sufficient to cover net losses, meet our existing working capital and capital expenditure needs, as well as our planned growth for at least the next 12 months. Our non-securitization loans also represent a key source of liquidity for us, and should be considered in assessing our overall liquidity. We also have relationships with whole loan buyers who we believe we will be able to continue to rely on to generate near-term liquidity. Securitization markets can also generate additional liquidity, albeit to a lesser extent, as it involves accessing a much less liquid securitization residual investment market, and in certain cases we are required to maintain a minimum investment due to securitization risk retention rules.
We received gross cash consideration from the Business Combination of $764.8 million, from which we made payments totaling $27.0 million during the six months ended June 30, 2021 for costs directly attributable to the issuance of common stock in connection with the Business Combination. Additionally, we used a portion of the funds for the repurchase of certain redeemable common stock from a shareholder for $150.0 million and for a special payment to Series 1 preferred stockholders for $21.2 million in accordance with the Agreement. In addition, we received gross cash consideration of $1,225.0 million from the PIPE Investment. The remaining net cash proceeds were utilized by the Company to help fund future strategic and capital needs, including repayment of $1.5 billion of loan warehouse facility debt in June 2021.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$82,608	$394,925
Net cash provided by investing activities	239,339	97,434
Net cash used in financing activities	(876,576)	(286,403)
Cash Flows from Operating Activities
For the six months ended June 30, 2021, net cash provided by operating activities was $82.6 million, which stemmed from a net loss of $342.9 million that was positively adjusted for non-cash items of $317.6 million, and a favorable change in our operating assets net of operating liabilities of $107.9 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $5.6 billion during the period and also purchased loans of $149.9 million. These cash uses were offset by principal payments from members of $1.1 billion and proceeds from loan sales of $4.8 billion.
For the six months ended June 30, 2020, net cash provided by operating activities was $394.9 million, which stemmed from a net loss of $98.6 million that was decreased for non-cash items of $5.0 million, and a favorable change in operating assets net of operating liabilities of $498.5 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $5.2 billion during the period and also purchased certain loans of $36.8 million. These cash uses were offset by principal payments from members of $0.9 billion and proceeds from loan sales of $4.7 billion.
Cash Flows from Investing Activities
For the six months ended June 30, 2021, net cash provided by investing activities was $239.3 million, which was primarily attributable to proceeds from Apex of $107.5 million from the call on our equity method investment and $16.7 million from repayment of the outstanding principal balance on its related party notes, as well as proceeds of $141.9 million from our securitization investments. Lastly, we used $26.8 million for purchases of property, equipment and software, which primarily included internally-developed software, purchased software, and furniture and fixtures.
For the six months ended June 30, 2020, net cash provided by investing activities was $97.4 million, which was primarily attributable to proceeds from our securitization investments of $143.0 million, partially offset by $8.8 million for purchases of property, equipment and software. We also used cash, net of cash acquired, of $32.3 million related to our acquisitions of Galileo and 8 Limited. Finally, we used cash of $4.2 million associated with issuances of related party notes.
Cash Flows from Financing Activities
For the six months ended June 30, 2021, net cash used in financing activities was $0.9 billion. We received proceeds from the Business Combination and PIPE Investment of $2.0 billion, and paid costs directly related to the Business Combination and PIPE Investment of $27.0 million. We received $3.8 billion of proceeds from debt financing activities related to our lending activities. These debt proceeds were more than offset by $6.4 billion of debt repayments, of which $5.7 billion were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. We also paid taxes related to RSU vesting of $28.6 million, as well as redeemable preferred stock dividends of $20.0 million. Finally, we paid $282.9 million to repurchase redeemable common and preferred stock, of which $150.0 million related to redeemable common stock repurchased in conjunction with the Business Combination, and $0.5 million to repurchase common stock during the period.
For the six months ended June 30, 2020, net cash used in financing activities was $286.4 million. We received $5.6 billion of proceeds from debt financing activities, which were primarily attributable to our lending activities. These debt proceeds were offset by $5.9 billion of debt repayments, of which $5.3 billion were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business. We also paid taxes related to RSU vesting of $12.6 million. Also, we paid redeemable preferred stock dividends of $20.2 million and received proceeds of $24.9 million from a shareholder receivable.
Borrowings
Our borrowings primarily include our loan and risk retention warehouse facilities, asset-backed securitization debt and revolving credit facility. A detailed description of each of our borrowing arrangements is included in Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements.
The amount of financing actually advanced on each individual loan under our loan warehouse facilities, as determined by agreed-upon advance rates, may be less than the stated advance rate depending, in part, on changes in underlying loan characteristics of the loans securing the financings. Each of our loan warehouse facilities allows the lender providing the funds to evaluate the market value of the loans that are serving as collateral for the borrowings or advances being made. As it relates to our current risk retention warehouse facilities, if the lender determines that the value of the collateral has decreased, the lender can require us to provide additional collateral or reduce the amount outstanding with respect to those loans (e.g., initiate a margin call). Our inability or unwillingness to satisfy the request could result in the termination of the facilities and possible default under our other loan funding facilities. In addition, a large unanticipated margin call could have a material adverse effect on our liquidity.
The amount owed and outstanding on our loan warehouse facilities fluctuates significantly based on our origination volume, sales volume, the amount of time it takes us to sell our loans, and the amount of loans being self-funded with cash. We may, from time to time, use surplus cash to self-fund a portion of our loan originations and risk retention in the case of securitization transfers.
Our debt warehouse facilities and revolving credit facility also generally require us to comply with certain operating and financial covenants and the availability of funds under these lending arrangements is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum cash and cash equivalents, and (iii) a maximum leverage ratio of total debt to tangible net worth. A breach of these covenants can result in an event of default under these facilities and allows the lenders to pursue certain remedies. Our subsidiaries are restricted in the amount that can be distributed to SoFi only to the extent that such distributions would cause the financial covenants to not be met.
In addition, pursuant to our amended and restated Series 1 redeemable preferred stock agreement, we are subject to the following financial covenants:
•Tangible net worth to total debt ratio, which excludes our warehouse, risk retention and securitization related debt;
•Tangible net worth to Series 1 redeemable preferred stock ratio requirement; and
•Minimum excess equity requirements, which measure includes redeemable preferred stock, exclusive of Series 1 redeemable preferred stock.
We were in compliance with all covenants as of June 30, 2021.
Financial Condition Summary
June 30, 2021 compared to December 31, 2020
Changes in the composition and balance of our assets and liabilities as of June 30, 2021 compared to December 31, 2020 were principally attributed to the following:
•a decrease of $555.0 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “— Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;

•a decrease of $1.9 billion in gross warehouse facility debt, which was primarily enabled by proceeds received from the Business Combination and PIPE Investment;
•a decline of $250.0 million in liabilities related to the settlement in February 2021 of the Galileo seller note;
•a decline of $350.5 million in liabilities related to gross securitization debt, which was settled with proceeds from related collateral repayments;
•a net decrease in loans of $151.8 million, primarily stemming from originations of $5.6 billion, offset by principal payments and sales of $5.9 billion;
•an increase in warrant liabilities of $199.4 million related to the assumption of SoFi Technologies Warrants and related fair value changes, partially offset by the reclassification of the Series H warrants to permanent equity classification in conjunction with the Business Combination;
•a decrease in equity method investments of $107.5 million from Apex calling our investment;
•a decrease in securitization investments of $89.2 million, primarily from collections outpacing new securitization investments in nonconsolidated personal and student loan VIEs; and
•a decrease in related party notes receivable of $17.9 million, as Apex repaid their outstanding loans.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our unaudited condensed consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of our significant accounting policies. The most significant judgments, estimates and assumptions relate to the critical accounting policies, which are summarized below and discussed in detail beginning on page 275 of the Proxy Statement/Prospectus.
•Stock-based compensation: We account for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur. The fair value of stock-based awards is determined on the grant date (or modification or acquisition date, as applicable) using appropriate valuation techniques.
Restricted Stock Units
Refer to the Proxy Statement/Prospectus for the methodology and inputs used to determine the value of our common stock for historical periods. For the period from January 7, 2021, the date on which we executed the Agreement, through May 28, 2021, the date the Business Combination closed, we determined the value of our common stock based on the observable daily closing price of SCH stock (ticker symbol “IPOE”) multiplied by the exchange ratio in effect for such transaction date. For periods subsequent to June 1, 2021, we determined the value of our common stock based on the observable daily closing price of SoFi Technologies stock (ticker symbol “SOFI”).
Performance Stock Units
In the second quarter of 2021, we granted performance stock units (“PSUs”), which are restricted common stock awards that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for the PSUs generally is satisfied contemporaneously with the performance-based conditions. The performance-based conditions generally are satisfied upon achieving specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, if we become a bank holding company, maintaining certain minimum standards applicable to bank holding companies. We record stock-based compensation expense for PSUs using the accelerated attribution method for each vesting tranche over the respective derived service period, and only if performance-based conditions are considered probable to be satisfied. We determine the grant-date fair value of PSUs utilizing a Monte Carlo simulation model, which relies on certain key assumptions, including expected stock price volatility, risk-free rate, dividend yield and the closing stock price at grant date. We estimate the volatility of common stock on the date of grant based on the historical volatility of comparable publicly-traded companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Finally, we assume no dividend yield, as we have not historically paid, nor do we anticipate paying in the near future, dividends on our common stock.
•Consolidation of variable interest entities
•Fair value
•Business combinations
We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us.
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We enter into arrangements in which we originate loans, establish an SPE and transfer loans to the SPE, which has historically served as an important source of liquidity. We also retain the servicing rights of the underlying loans and hold additional interests in the SPE. When an SPE is determined not to be a VIE or when an SPE is determined to be a VIE but we are not the primary beneficiary, the SPE is not consolidated. In addition, a significant change to the pertinent rights of other parties or our pertinent rights, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could impact the determination of whether or not a VIE is consolidated. VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements for our VIE consolidation policy.
We established personal loan trusts and student loan trusts that were created and designed to transfer credit and interest rate risk associated with the underlying loans through the issuance of collateralized notes and residual certificates. We hold a variable interest in the trusts through our ownership of collateralized notes in the form of asset-backed bonds and residual certificates in the trusts. The residual certificates absorb variability and represent the equity ownership interest in the equity portion of the personal loan trusts and student loan trusts.
We are also the servicer for all trusts in which we hold a financial interest. Although we have the power as servicer to perform the activities that most impact the economic performance of the VIE, we do not hold a significant financial interest in the trusts and, therefore, we are not the primary beneficiary. Further, we do not provide financial support beyond our initial equity investment, and our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to our investment. For a more detailed discussion of nonconsolidated VIEs, including activity in relation to the establishment of trusts, the aggregate outstanding values of variable interests and the deconsolidation of VIEs, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.
As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans, which includes FNMA repurchase requirements, general representations and warranties and credit-related repurchase requirements, all of which are standard in nature and, therefore, do not constrain our ability to recognize a sale for accounting purposes. Pursuant to ASC 460, Guarantees, we establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. Our credit-related repurchase requirements are assessed for loss under ASC 326, Financial Instruments—Credit Losses. During the three and six months ended June 30, 2021, we made repurchases of $2.3 million and $3.6 million, respectively, associated with these arrangements. As of June 30, 2021 and December 31, 2020, we accrued liabilities of $7.2 million and $5.2 million, respectively, related to our estimated repurchase obligation.
We do not engage in any other off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of market-related risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk, and counterparty risk.

Historically, substantially all of our revenue and operating expenses were denominated in U.S. dollars. As a result of our acquisitions in the second quarter of 2020, which are further discussed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements, we may in the future be subject to increasing foreign currency exchange rate risk. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. For the periods presented in the unaudited condensed consolidated financial statements, there would have been an immaterial impact on earnings if exchange rates were to have increased or decreased.
Interest Rate Risk
We are subject to interest rate risk associated with our consolidated loans, securitization investments (including residual investments and asset-backed bonds), servicing rights and variable-rate debt. Our loan portfolio consists of personal loans, student loans and home loans, which are carried at fair value on a recurring basis, and credit cards, which are measured at amortized cost. The loans with variable interest rates are exposed to interest rate volatility, which impacts the amount of interest income we recognize on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Our securitization residual investments are carried at fair value, which is subject to changes in market value by virtue of the impact of interest rates on the market yield of the residual investments. The value and earnings of our asset-backed bonds, which are associated with our personal loans and student loans, have a converse relationship to the movement of interest rates. That is, as interest rates rise, bond values and earnings fall and vice versa. Lastly, we are subject to interest rate risk on our variable-rate warehouse facilities and our revolving credit facility. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to one-month or three-month LIBOR. These arrangements will also be subject to the reference rate reform guidance, which is further discussed in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities, which can negatively impact our realized net interest income.
Credit Risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required loan payments, or declines in home loan collateral values. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and we are not able to fully recover the principal balance. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. The weighted average origination FICO during the six months ended June 30, 2021 was 763.
Market Risk
We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates. We are exposed to such market risk directly through loans, servicing rights and securitization investments held on our balance sheet, all of which are measured at fair value on a recurring basis using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans and securitization investments may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. For our servicing rights, the discount rate is commensurate with the risk of the servicing asset cash flow, which varies based on the characteristics of the serviced loan portfolio.
Counterparty Risk
We are subject to risk that arises from our debt warehouse facilities and interest rate risk hedging activities. These activities generally involve an exchange of obligations with unaffiliated lenders or other companies, referred to in such transactions as “counterparties”. If a counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, placing contractual limits on the amount of dependence on any single counterparty, and entering into netting agreements with the counterparties as appropriate.
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the Unaudited Condensed Consolidated Balance Sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the six months ended June 30, 2021. Our derivative liability position was $1,081 as of June 30, 2021. We did not have any derivative asset positions subject to master netting arrangements as of June 30, 2021.
Also, in the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of June 30, 2021, we had total borrowing capacity under loan warehouse facilities of $5.9 billion, of which $0.6 billion was utilized. Refer to Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements for a listing of our loan warehouse facilities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In limited instances, the Company may be subject to a variety of claims and lawsuits in the ordinary course of business. Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which we are involved is costly and can impose a significant burden on management and employees, and there can be no assurances that we will receive favorable final outcomes.
Galileo Class Action Litigation. Galileo is a defendant in a putative class action, captioned as Richards, et. al v. Chime Financial, Inc., Galileo Financial Technologies and The Bancorp, Inc., Civil Action No. 4:19-cv-6864-HSG (N.D. Cal.), filed in the United States District Court for the Northern District of California in October 2019. Plaintiff asserts various claims against the defendants arising from an intermittent disruption in service experienced by certain holders of Chime Financial, Inc. (“Chime”) deposit accounts preventing them from accessing or using account funds for portions of time between October 16, 2019 and October 19, 2019. The parties have entered into a class action settlement agreement to resolve the claims in the action. In May 2021, the United States District Court Northern District of California granted a motion for final approval of the class action settlement. In June 2021, an appeal was filed to the final order approving the settlement in the United States Court of Appeals for the Ninth Circuit by a pro se putative class member. That appeal is pending. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this matter.
The Consumer Financial Protection Bureau (the “CFPB”) is also conducting investigations into whether Chime deposit customers were harmed by Galileo in connection with the intermittent service disruption covering several time periods. We may in the future be subject to additional lawsuits and disputes. We are also involved in other claims, government investigations, and proceedings arising from the ordinary course of our business. Although the results of such lawsuits, claims, government investigations and proceedings cannot be predicted with certainty, we do not believe that the final outcome of these other matters will have a material adverse effect on our business, financial condition, or results of operations.
Juarez et al v. SoFi Lending Corp. SoFi Lending Corp. and SoFi (collectively, the “SoFi Defendants”) are defendants in a putative class action, captioned as Juarez v. Social Finance, Inc. et al., Civil Action No. 4:20-cv-03386-HSG, filed against them in the United States District Court for the Northern District of California in May 2020. Plaintiffs, who are conditional permanent residents or Deferred Access for Childhood Arrival (“DACA”) holders, allege that the SoFi Defendants engaged in unlawful lending discrimination in violation of 42 U.S.C. § 1981 and California Civil Code, § 51, et seq., through policies and practices by making such categories of applicants ineligible for loans or eligible only with a co-signer who is a United States citizen or lawful permanent resident. Plaintiffs further allege that the SoFi Defendants violated the Fair Credit Reporting Act, by accessing the credit reports of non-United States citizen loan applicants who hold green cards with a validity period of less than two years without a permissible purpose. As relief, Plaintiffs seek, on behalf of themselves and a purported class of similarly-situated non-United States citizen loan applicants, a declaratory judgment that the challenged policies and practices violate federal and state law, an injunction against future violations, actual and statutory damages, exemplary and punitive damages, and attorneys’ fees. The SoFi Defendants filed a motion to, among other things, dismiss Plaintiffs’ claims for failure to state a claim, and/or compel arbitration. By order dated April 12, 2021, the court dismissed Plaintiffs’ California Civil Code, § 51 claim without prejudice, and denied the SoFi Defendants’ motion to dismiss the remaining counts. The matter is now in discovery. We cannot reasonably estimate an amount of loss or range of possible loss associated with this matter.
SoFi Wealth Consent Agreement. We and the staff of the SEC Division of Enforcement have agreed in principle to an offer of settlement, without admitting or denying the SEC’s findings, which includes, among other things, a civil penalty of $300 thousand, to close a pending investigation of SoFi Wealth for alleged violations of Section 206(2) and Section 206(4) of the Investment Advisers Act and Rule 206(4)-7 thereunder by SoFi Wealth. The SEC staff’s allegations relate to actions undertaken by SoFi Wealth in April 2019 to rebalance certain holdings of unaffiliated exchange traded funds (“ETFs”) in clients’ automated investment advisory accounts with holdings of SoFi-branded ETFs which had lower operating expense ratios sponsored and managed by an affiliate of SoFi Wealth. In particular, although SoFi Wealth had disclosed to clients in its Form ADV that it could use affiliated ETFs, such as SoFi-branded ETFs, in the automated investment advisory accounts, the SEC staff alleges that SoFi Wealth also should have disclosed certain alleged conflicts of interest concerning use of the SoFi-branded ETFs: specifically that SoFi Wealth preferred to use the SoFi-branded ETFs, because SoFi expected to receive a marketing benefit from use of the SoFi-branded ETFs, and that the automated investment advisory accounts would be an important early source of assets in connection with the launch of the SoFi-branded ETFs.
The offer of settlement is subject to formal acceptance by the SEC and could change, and a final settlement cannot be assured. By its current terms, and without admitting or denying the SEC staff’s findings, SoFi Wealth would agree to the following: a censure, an order to cease-and-desist from future violations of Section 206(2), Section 206(4), and Rule 206(4)-7, a civil penalty of $300 thousand, and undertakings to review all relevant disclosure documents, to review SoFi Wealth’s compliance policies and to notify clients concerning the terms of the prospective order. The offer of settlement would not require any disgorgement to customers by SoFi Wealth. We do not believe such a resolution, if accepted by the SEC, would result in any material limitations on the ongoing business or operations of SoFi or SoFi Wealth.
In re Renren Inc. Derivative Litigation. On March 22, 2021, Social Finance was named as a newly added defendant in an Amended and Supplemental Consolidated Stockholder Derivative Complaint (the “Amended Complaint”) filed in an ongoing action pending in the Supreme Court of New York, captioned In re Renren, Inc. Derivative Litigation, Index No. 653564/2018. The plaintiffs, Hen Ren Silk Road Investments LLC, Oasis Investments II Master Fund Ltd., and Jodi Arama, allege that the Chairman and Chief Executive Officer of Renren, Inc. (“Renren”), Joseph Chen, and others, breached their fiduciary duties to Renren’s shareholders in connection with a transaction in which Renren spun off its holdings of Social Finance shares (as well as stock in other entities) to Oak Pacific Investments (“OPI”), an entity allegedly controlled by Mr. Chen. The Amended Complaint contains only one count against Social Finance. Specifically, the plaintiffs claim that Social Finance’s receipt of approximately 17 million of its own securities from OPI pursuant to a call option transfer during the pendency of the lawsuit constituted a fraudulent conveyance pursuant to D.C.L. Section 276 (as in effect in March 2019) that should be voided and set aside pursuant to D.C.L. Sections 278 and 279 (as effective in 2019), as well as unspecified compensatory damages. The Amended Complaint seeks, among other things, an order to impose a constructive trust over the SoFi shares transferred from Renren or the proceeds thereof, voiding and setting aside the call option transfer of approximately 17 million Social Finance shares as a fraudulent conveyance, and requiring Social Finance to pay over the value of the call option transfer. Social Finance has filed a motion to dismiss the Amended Complaint, which is pending before the Court. We cannot reasonably estimate an amount of loss or range of possible loss associated with this matter, although because of indemnification obligations due to us, we believe the probability of loss to be remote. The shares reported herein are consistent with the Amended Complaint and are not adjusted for the effect of the Business Combination.
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.
Business, Financial and Operational Risks
We operate in a rapidly evolving industry, and have limited experience in our Financial Services and Technology Platform segments, which may make it difficult for us to successfully identify and address the risks and uncertainties we face.
We operate in a rapidly evolving industry, and have limited experience in our Financial Services and Technology Platform segments, which may make it difficult to evaluate our business and future prospects. In particular, we have limited experience offering cash management and investment services and technology solutions. We face numerous challenges to our success, including our ability to:
•increase or maintain the number, volume and types of, and add new features to, the loans we extend to our members as the market for loans evolves and as we face new and increasing competitive threats;
•increase the number of members utilizing non-lending products, and maintain and build on the loyalty of existing members by increasing their use of new or additional products;
•successfully maintain and enhance our diversified funding strategy, including through securitization financing from consolidated and nonconsolidated variable interest entities (“VIEs”), whole loan sales and debt warehouse facilities;
•further establish, diversify and refine our cash management, investment and brokerage offerings to meet evolving consumer needs and preferences;
•diversify our sources of revenue;
•favorably compete with other companies, including traditional and alternative technology-enabled lenders and broker dealers;
•introduce new products or other offerings to meet the needs of our existing and prospective members or to keep pace with competitive lending, cash management, investment and other developments;
•maintain or increase the effectiveness of our direct marketing, and other sales and marketing efforts;
•successfully navigate economic conditions and fluctuations in the credit markets;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including the ongoing COVID-19 pandemic; and
•anticipate and react to changes in an evolving regulatory and political environment.
We may not be able to successfully address the risks and uncertainties we face, which could negatively impact our business, financial condition, results of operations, cash flows and future prospects.
We have a history of losses and may not achieve profitability in the future.
Our net losses were $342.9 million and $98.6 million for the six months ended June 30, 2021 and 2020, respectively. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology and new products and services in order to enhance our brand recognition and our value proposition to our members, and these additional costs will create further challenges to generating near term profitability. General and administrative expenses have increased, and we expect they may continue to increase, to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements. In addition, we are acquiring a national bank charter, and operating a bank may significantly increase our compliance costs. See “—We are acquiring a national bank, which is subject to regulatory approvals and other closing conditions, and, if consummated, the acquisition will subject us to significant additional regulation”.
Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses and not achieve future profitability or, if achieved, be unable to maintain such profitability, due to a number of reasons, including the risks described in this Quarterly Report on Form 10-Q, unforeseen expenses, difficulties, complications and delays, and other unknown events.
We have experienced rapid growth in recent years, including through the addition of new lines of business, which may place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology segments, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business is growing. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and projected business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system apt to address such growth, and will require us to incur significant additional expenses, expand our workforce and commit additional senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
There is no assurance that our revenue and business model will be successful.
We are continually refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage in more products across our platform, a strategy we refer to as the Financial Services Productivity Loop. There is no assurance that these efforts will be successful or that we will generate revenues commensurate with our efforts and expectations, or become profitable. We may be forced to make significant changes to our revenue and business model to compete with our competitors’ offerings, and even if such changes are undertaken, there is no guarantee that they will be successful. Additionally, we will likely be required to hire, train and integrate qualified personnel to meet and further our business objectives, and our ability to successfully do so is uncertain.
Our results of operations and future prospects depend on our ability to retain existing, and attract new, members. We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed.
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us via origination or servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. We operate in a rapidly changing and highly competitive industry, and our results of operations and future prospects depend on, among others:
•the continued growth of our member base;
•our ability to monetize our member base, including through the use of additional products by our existing members;
•our ability to acquire members at a lower cost; and
•our ability to increase the overall value to us of each of our members while they remain on our platform (which we refer to as a member’s lifetime value).
We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, particularly with respect to our financial services products, significantly greater financial, technical, marketing and other resources and a larger customer base than we do. This allows them, among others, to potentially offer more competitive pricing or other terms or features, a broader range of financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in member preferences. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract new members away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or ability to capitalize on new market opportunities.

We currently compete at multiple levels with a variety of competitors, including:
•other personal loan, student loan refinancing, in-school student loan and home loan lenders, including traditional banks, as well as credit card issuers, that can offer more competitive interest rates or terms;
•traditional banks and other non-bank financial institutions for cash management accounts like SoFi Money;
•other brokerage firms, including online or mobile platforms, for investment accounts in SoFi Invest;
•other technology platforms for the enterprise services we provide, such as technology platform services via our subsidiary, Galileo;
•with other content providers for subscribers to our financial services content, including content from alternative providers available to our subscribers through our Lantern service, which is an independent financial services aggregator providing marketplace lending products, and various enterprise partnerships; and
•other financial services firms offering leading employers a comprehensive platform for employees to build financial well-being through student loan and 529 educational plan contributions, educational tools, and financial resources, all of which we provide through SoFi at Work.
We compete with traditional banks for many of the services we offer in our Financial Services segment. Because we do not currently control a bank or a bank holding company, we are subject to regulation by a variety of state and federal regulators across our products and services and we rely on third-party banks to provide banking services to our members. This regulation by federal, state and local authorities increases our compliance costs, particularly for our lending business, as we navigate multiple regimes with different examination schedules and processes, varying disclosure requirements, and at times conflicting consumer protection laws. In addition, our ability to compete may be hampered in certain states where the amount of interest we are permitted to charge consumers is capped and we are consequently unable to make loans to all the consumers that we believe may be qualified but to whom we cannot offer the appropriate risk-adjusted margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a summary of the additional measures required in our efforts to acquire a national bank.
We believe that our ability to compete depends upon many factors both within and beyond our control, including, among others, the following:
•the size, diversity and activity levels of our member base;
•our ability to introduce successful new products or services;
•the timing and market acceptance of products and services, including developments and enhancements to those products and services, offered by us and our competitors;
•member service and support efforts;
•selling and marketing efforts;
•the ease of use, performance, price and reliability of solutions developed either by us or our competitors;
•changes in economic conditions, regulatory and policy developments;
•our ability to successfully acquire a national bank subsidiary;
•our ability to successfully execute on the Financial Services Productivity Loop and our other business plans;
•general credit markets conditions and their impact on our liquidity and ability to access funding;
•the ongoing impact of the COVID-19 pandemic and related developments on the lending and financial services markets we serve; and
•our brand strength relative to our competitors.
Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenues and results of operations could be adversely affected if we, for example, increase marketing expenditures or make other expenditures. Competitive pressures could also result in us reducing the annual percentage rate on the loans we originate, incurring higher member acquisition costs and could make it more difficult for us to grow our loan originations in both number of loans and volume for new as well as existing members. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.
We are acquiring a national bank, which is subject to regulatory approvals and other closing conditions, and, if consummated, the acquisition will subject us to significant additional regulation.
We believe a national bank charter will improve our capital efficiency, provide funding resilience and regulatory clarity, and generate improved margins. In March 2021, we entered into an agreement to acquire Golden Pacific Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank. The acquisition is subject to approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) under the Bank Holding Company Act and the National Bank Act, respectively, as well as other customary closing conditions, all of which we anticipate can be completed by the end of 2021. Our ability to obtain the requisite approvals for the acquisition depends on the bank regulators’ views of our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. In connection with applying for these approvals, we have developed a financial and bank capitalization plan and may need to enhance our governance, compliance, controls and management infrastructure and capabilities in order to be compliant with all applicable regulations and operate to the satisfaction of the banking regulators, which may require substantial time, monetary and human resource commitments. If we are not successful in developing a financial and bank capitalization plan or enhancing, as needed, our governance, compliance, controls and management infrastructure and capabilities, our ability to obtain a national bank charter may be jeopardized.
Ultimately, if we are unable to obtain a national bank charter due to a failure to obtain the necessary regulatory approvals for the acquisition of Golden Pacific Bancorp, Inc. and its national bank subsidiary, Golden Pacific Bank, National Association, then our ability to improve our capital efficiency, funding resilience, margins, and our stock price, may be adversely affected. Our stock price may also decline to the extent that the current market price reflects a market assumption that we would obtain a national bank charter. In addition, we will have spent substantial time and resources, and would recognize substantial expenses in connection with the negotiation and documentation of a bank acquisition without realizing the expected benefits of obtaining a bank charter. Without a national bank charter, we would be required to continue to maintain state-specific licenses for certain of our consumer loans and financial services products.
Further, if the acquisition successfully closes and we do obtain a national bank charter through our ownership of Golden Pacific Bank, National Association, we will become subject to regulation, supervision and examination by the Federal Reserve as well as other federal bank regulators. Our efforts to comply with such additional regulation may require substantial time, monetary and human resource commitments. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our financial performance, and our stock price, may be adversely affected.
Should we successfully acquire a national bank charter through our ownership of Golden Pacific Bank, National Association or otherwise, certain of our stockholders may need to comply with applicable federal banking statutes and regulations, including the Change in Bank Control Act and the Bank Holding Company Act. Specifically, stockholders holding 10.0% or more of our voting interests may be required to provide certain information and/or commitments on a confidential basis to, among other regulators, the Federal Reserve. This requirement may deter certain existing or potential stockholders from purchasing shares of our common stock, which may suppress demand for the stock and cause the price to decline.
Our future growth depends significantly on our branding and marketing efforts, and if our marketing efforts are not successful, our business and results of operations will be harmed.
We have dedicated and intend to continue to dedicate significant resources to marketing efforts. Our ability to attract members depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, social media, traditional media such as the press, online affiliations, search engine optimization, search engine marketing, offline partnerships, preapproved direct mailings and television advertising.
While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if the cost of using these channels was to significantly increase or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members on our platform, including by using additional products or services we offer. If we are unable to recover our marketing costs through increases in the size, value or overall number of loans we originate, or other product selection and utilization, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
Legislative and regulatory policies and related actions in connection with student loans could have a material adverse effect on our student loan portfolios.
In recent years, there has been increased focus by policymakers on outstanding student loans, including, among other things, on the total volume of outstanding loans and on the number of loans outstanding per borrower. In response, there has been discussion of potential legislative and regulatory actions and other possible steps to, among other things:
•permit private education loans such as our refinanced student loan and in-school student loan products to be discharged in bankruptcy without the need to show undue hardship;
•amend the federal postsecondary education loan programs, including to reduce interest rates on certain loans, to revise repayment plans, to implement loan forgiveness plans, to provide for refinancing of private education loans into federal student loans at low interest rates, to reduce or eliminate the Grad PLUS program (which authorizes loans that comprise a substantial portion of our student loan refinancing business) and to provide for refinancing of existing federally held student loans into new federal student loans at low interest rates;
•require private education lenders to reform loan agreements to provide for income-based repayment plans and other government payment plans; and
•make sweeping changes to the entire cost structure and financial aid system for higher education in the United States, including proposals to provide free postsecondary education.
As of the date of this Quarterly Report on Form 10-Q, the Biden administration has ordered a formal legal review of authorities that could be used to cancel student debt. Prominent politicians have also advocated for executive action to forgive student loan debt. If student loans were forgiven or canceled in any meaningful scale, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. There has also been pressure on policymakers to address underlying factors that contributed to the current volume of outstanding student loans, such as the cost of higher education and the ability for additional methods by the federal government and other organizations to subsidize the same, such as through increased use of Pell grants in lieu of loans. Further, proposals to eliminate or amend Section 523(a)(8) of the Bankruptcy Code, which makes student loans presumptively non-dischargeable in bankruptcy could make investors less likely to purchase our student loans. If steps were taken to materially reduce future demand by students for student loan refinancing and in-school student loan products, our student loan originations would be materially and adversely affected. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “— COVID-19 Pandemic Risks — Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our current student loan portfolios and our loan origination volume”.
Negative publicity could result in a decline in our member growth, or a loss of members, and impact our ability to compete for lending counterparties and corporate partners, and have a material adverse effect on our business, our brand and our results of operations.
We have invested significantly in our brand. We believe that maintaining and enhancing our brand identity is critical to our relationships with existing members and partners, particularly lending counterparties, marketing partners and other corporate partners, and to our ability to attract new members and partners. Our ability to compete for and maintain members, lending counterparties and other corporate partners relies to a large extent on their trust in our business and the value of our brand. The failure or perceived failure to maintain our brand could adversely affect our brand value, financial condition and results of operations. Negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information, data breaches, matters affecting our financial reporting or compliance with SEC and Nasdaq listing requirements, and media coverage, whether accurate or not. Negative publicity or allegations of unfavorable business practices, poor governance, or workplace misconduct can be rapidly and widely shared over social or traditional media or other means, and could reduce demand for our products, undermine the loyalty of our members and the confidence of our lending counterparties, impact our partnerships, reduce our ability to recruit and retain employees, or lead to greater regulatory scrutiny of our operations. In addition, we and our officers, directors and/or employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against such claims.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans and warrants assumed in connection with the Business Combination), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, the rate and credit market environment, legal or regulatory developments, legislative or policy changes and the ongoing impact of the COVID-19 pandemic. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We sell a significant percentage of our loans to a concentrated number of whole loan purchasers and the loss of one or more significant purchasers could have a negative impact on our operating results.
We sell a significant percentage of our personal, student and home loans to a concentrated number of whole loan purchasers. Our top five whole loan purchasers by total purchase price accounted for approximately 69% of the aggregate principal balance of our loans sold during the six months ended June 30, 2021. During the six months ended June 30, 2021, the two largest third-party buyers accounted for a combined 45% of our loan sales volume. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the or terms of the loans, loans offered by other entities and prevailing interest rates. If any of these purchasers significantly reduce the dollar amount of the loans they purchase from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may have a material adverse effect on our revenues, results of operations, liquidity and cash flows.
COVID-19 Pandemic Risks
Our financial condition and results of operations may be adversely impacted by the COVID-19 pandemic.
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. The ongoing COVID-19 pandemic has had and could continue to have a material adverse effect on the value, operating results and financial condition of our business.
The COVID-19 pandemic has caused substantial changes in consumer and student behavior, restrictions on business and individual activities and high unemployment rates, which have led to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 and variants thereof in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, suspension of interest accrual and collections on certain federally-backed student loans, and similar mandates for many individuals and businesses to substantially restrict daily activities have led to a decrease in consumer activity generally.
While the extent and duration of the economic slowdown and high unemployment rates attributable to the COVID-19 pandemic remain uncertain at this time, particularly as additional strains of the virus emerge and create potential challenges to vaccination efforts, a continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity and results of operations.
The COVID-19 pandemic has also had an impact on the behavior of existing and prospective university students seeking higher education. According to the National Student Clearinghouse, there has been a material decline in the number of students entering college in the class of 2024 as compared to the number of students in the class of 2023, which has contributed in part, and may continue to contribute, to a reduction in the volume and amount of the in-school loans we originate and student loans we refinance. Additionally, in response to the impacts of the COVID-19 pandemic, among other factors, the Federal Reserve has indicated that it currently plans to continue a policy of maintaining interest rates at historically low levels through the remainder of 2021 and in 2022. While low interests rates often increase immediate demand for our student loan refinancing product, they also lock in low rates of interest for current students, which decreases demand for a refinanced student loan in the future. Additionally, demand for our student loan products may continue to be impacted by legislative and regulatory actions taken in response to the COVID-19 pandemic, as described in more detail in these risk factors. There have been, and may continue to be, other factors that put downward pressure on demand for our student loan products.
See “Management’s Discussion and Analysis of our Financial Condition and Results of Operations — Key Business Metrics” and “— Results of Operations” for further discussion of the impact of the COVID-19 pandemic in recent periods on our business and operating results. The COVID-19 pandemic, and its impact, may also have the effect of heightening many of the other risks described herein.
Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our current loan portfolios and our loan origination volume.
Legislative and regulatory responses to the COVID-19 pandemic could have a significant impact on our student loan portfolios. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the Department of Education were suspended through September 30, 2020 and were further extended by executive action most recently through January 31, 2022. The Department of Education indicated that this will be the final extension of the payment and interest accrual suspension. Additionally, on March 25, 2020, the Department of Education announced that private collection agencies were required to stop making outbound collection calls and sending letters or billing statements to borrowers in default on such federally held loans. As a result of such forbearance measures and protections, borrowers with federally held student loans might lack the incentive to refinance their student loans with us, which could negatively impact our business by reducing our loan origination volume.
Additionally, while the CARES Act applies only to loans owned by the Department of Education, several states have adopted various initiatives to suspend payment obligations for private student loan borrowers in those states and we have suspended payment obligations by our members and interest accrual on loans in response, where applicable. In addition, in April 2020, various restrictions around the servicing and collection of private education loans were enacted by certain states. We believe we are in compliance with all such restrictions.
We also established a number of special hardship or forbearance plans, including: (i) student loan forbearance of payments for an initial 60 days with an optional 30-day extension available to members demonstrating continued need; (ii) personal loan forbearance of payments for an initial 30 days with an optional 30-day extension available to members demonstrating continued need; and (iii) home loan forbearance of payments consistent with FNMA servicing guidelines for an initial 90 days with possible extensions available to members demonstrating continued need. We discontinued enrollment in our COVID-19 forbearance programs, which were designed to be temporary in nature, for personal loans and student loans on March 31, 2021 and April 30, 2021, respectively. Subject to eligibility, members may participate in other customary hardship programs.
The various legislative and regulatory responses to the COVID-19 pandemic, particularly the mandatory suspension of payments and interest accrual on federally held loans, as well as our own forbearance measures to assist our members, are likely to serve as a disincentive for borrowers to refinance their loans through our platform, thereby reducing our loan origination volume and negatively impacting our revenue. In addition, the COVID-19 pandemic has contributed to increasing pressure on policymakers to reduce or cancel student loans at a significant scale which would further reduce demand for our student loan refinance product and have a negative impact on our loan origination volume and revenue.
Although we are evaluating the ultimate impact of local, state and federal legislation and regulation, guidance and actions, future legislative actions, and the on-going impact of our own forbearance measures on our financial results, business operations and strategies, there is no guarantee that our estimates will be accurate or that any actions we take based on such estimates will be successful. Furthermore, we believe that the cost of responding to, and complying with, evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.
Strategic and New Product Risks
We have in the past consummated and, from time to time we may evaluate and potentially consummate, acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.
Our success will depend, in part, on our ability to expand our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For example, in April 2020, we acquired 8 Limited, an investment business in Hong Kong, and in May 2020, we acquired Galileo, a company that provides technology platform services to financial and non-financial institutions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of technology, product development, risk management and sales and marketing functions;
•retention of employees from the acquired company, and retention of our employees who were attracted to us because of our smaller size or for other reasons;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, information security safeguards, procedures and policies;
•potential write-offs or impairments of intangible assets or other assets acquired in the acquisition;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties; and
•geographic expansion exposes our business to known and unknown regulatory compliance risks including elevated risk factors for tax compliance, money laundering controls, and supervisory controls oversight.
Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business, generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, regulatory obligations to further capitalize our business, and goodwill and intangible asset impairments, any of which could harm our financial condition and negatively impact our stockholders. To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes.
Galileo depends on a small number of clients, the loss or disruptions in operations of any of which could have a material adverse effect on its business and financial results, and negatively impact our financial results and results of operations.
In May 2020, we completed our acquisition of Galileo for a purchase price of $1.2 billion. During the six months ended June 30, 2021, our Technology Platform segment consisted entirely of net revenues from Galileo, which accounted for 21% of our consolidated total net revenue. Galileo’s clients are highly concentrated, with its five largest clients contributing approximately 67% of the total net revenue within the Technology Platform segment during the six months ended June 30, 2021, which represented approximately 14% of our consolidated total net revenue for the period then ended. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of customers, including the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of the client to a competitor, harm to that client’s reputation or financial prospects or other reasons. In addition, disruptions in the operations of any of Galileo’s key clients have in the past disrupted and may in the future disrupt Galileo’s operations, and these disruptions could be material and have an adverse impact on our results of operations.
Demand for our products may decline if we do not continue to innovate or respond to evolving technological or other changes.
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service members and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. For example, in March 2021, we launched our IPO investment center to allow members with a SoFi active Invest account to invest in initial public offerings, that we may underwrite through SoFi Securities. While this enables us to generate underwriting fees, it could also subject us to liability under the Securities Act of 1933, as amended (the “Securities Act”) for the contents of the prospectuses for the initial public offerings that we underwrite, which could be material. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member experience, members’ demand for our products may decrease and our growth and operations may be harmed. The brokerage industry also competes on price, and our ability to meet the demand of our customers in this respect could affect our ability to maintain demand for our products and services.
SoFi Securities is a participant in the Depository Trust Company’s settlement services. Broker-dealers that settle their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing settlement functions, including clerical, technological and other errors related to the handling of funds and securities could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by transaction counterparties and others. Any unsettled securities transactions or wrongly executed transactions may expose the broker dealer to adverse movements in the prices of such securities.
An increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure (including fines and other penalties), and could reduce the use and acceptance of SoFi Money and SoFi Credit Card.
Financial institutions like us, as well as our members, colleagues, regulators, vendors and other third parties, have experienced a significant increase in fraudulent activity in recent years and will likely continue to be the target of increasingly sophisticated fraudsters and fraud rings in the future. This is particularly true for our newer products where we have limited experience evaluating customer behavior and performing tailored risk assessments, such as SoFi Money and SoFi Credit Card.
We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Indeed, fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
Fraudulent activity and other actual or perceived failures to maintain a product’s integrity and/or security has led to increased regulatory scrutiny and may lead to regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation, fines and response costs, negative assessments of us and our subsidiaries by regulators and rating agencies, reputational and financial damage to our brand, and reduced usage of our products and services, all of which could have a material adverse impact on our business.
Successful fraudulent activity and other related incidents related to the actual or perceived failures to maintain the integrity of our processes and controls could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
We rely on third parties and their systems to process transaction data and for settlement of funds on SoFi Money, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.
To provide our cash management account and credit card and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, various financial institution partners, systems like the ACH, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds, and the provision of information and other elements of our services. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

SoFi Credit Card is a relatively new product and we may not be successful in our efforts to promote its usage through marketing and promotion, or to effectively control the costs of such investments, both of which may materially impact our profitability.
Revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. We have been investing in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. There can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will be effective. Further, developing our service offerings, marketing SoFi Credit Card in additional customer acquisition channels and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand. See — “Funding and Liquidity Risks — SoFi Credit Card is a relatively new product and any failure to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition”.
We may continue to expand operations abroad where we have limited operating experience and may be subject to increased business, economic and regulatory risks that could adversely impact our financial results.
In April 2020, we undertook our first international expansion by acquiring 8 Limited, an investment business in Hong Kong. We may, in the future, pursue further international expansion of our business operations, either organically or through acquisitions, in new international markets where we have limited or no experience in marketing, selling and deploying our product and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social and/or economic instability;
•risks related to governmental regulations in foreign jurisdictions, including regulations relating to privacy, and unexpected changes in regulatory requirements and enforcement;
•fluctuations in currency exchange rates;
•higher levels of credit risk and fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•burdens of complying with a variety of foreign laws;
•reduced protection for intellectual property rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations and subsidiaries;
•different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain international jurisdictions;
•compliance with statutory equity requirements; and
•management of tax consequences.
If we are unable to manage the complexity of global operations successfully, our financial performance and operating results could suffer.
Credit Risks
Worsening economic conditions cause our member default rates to increase and may result in decreased demand from institutional investors for our products, each of which could harm our operational results.
Uncertainty and negative trends in general economic conditions in the United States, including significant tightening of credit markets, historically have created a difficult environment for companies in the financial services industry. Many factors, including factors that are beyond our control, may result in higher default rates by our members and decline in the demand for our products by potential and existing investors, and have a detrimental impact on our operating performance and liquidity. These factors include general economic conditions, disruptions in the credit markets, changes in unemployment rates, the level of consumer and business confidence, changes in consumer spending, as well as events such as natural disasters, public health crises, like the COVID-19 pandemic, acts of war, terrorism and catastrophes.
Our Lending segment may be particularly negatively impacted by worsening economic conditions that place financial stress on our members resulting in loan defaults or charge-offs at a higher-than-expected rate. If a loan charges off while we are still the owner, the loan either enters a collections process or is sold to a third-party collection agency in exchange for a fraction of the remaining amount payable to us. In either case, we will receive less than the full outstanding interest on and principal balance of the loan. Declining economic conditions may also lead to either decreased demand for our loans or demand for a higher yield on our loans, and consequently lower prices, from institutional investors on whom we rely for liquidity.
There can be no assurance that economic conditions will remain favorable for our business or that interest in purchasing our loans by financial institutions, will remain at current levels, or that default rates by our members will not increase. Reduced demand or lower prices for our products from institutional investors and increased default rates by our members may limit our access to capital, including debt warehouse facilities and securitizations, and negatively impact our profitability.
We operate in a cyclical industry. In an economic downturn, we may not be able to grow our lending business or maintain expected levels of liquidity, maintain historic loss rates and revenue growth.
The timing, severity, and duration of an economic downturn can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. For example, in making a decision whether to extend credit to a new or existing member, or determine appropriate pricing for a loan, our decision strategies rely on robust data collection, including from third-party sources such as credit reporting agencies, proprietary scoring models, and market expertise. An economic downturn could place financial stress on our members, potentially impacting our ability to make accurate credit assessments or lending decisions, as well as our members’ willingness to use our products. Our ability to adapt in a manner that balances future revenue production and loss management will be tested in a downturn. The longevity and severity of a downturn will also place pressure on lenders under our debt warehouses, whole loan purchasers and investors in our securitization trusts. Furthermore, long-term market disruptions could negatively impact the securitizations market. Although certain of our debt warehouses and whole loan sale agreements contain committed terms, there can be no assurance that our financing arrangements will remain available to us through any particular business cycle or be renewed on the same terms. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us, which could be material.
If we do not make accurate credit and pricing decisions or effectively forecast our loss rates, our business and financial results will be harmed, and the harm could be material.
In making a decision whether to extend credit to prospective or existing members, we rely upon data to assess our ability to extend credit within our risk appetite, our debt servicing capacity, and overall risk level to determine lending exposure and loan pricing. If the decision components, rapidly deteriorating macro-economic conditions or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made, which will negatively affect our financial results. If our credit decisioning strategy fails to adequately predict the creditworthiness of our members, including a failure to predict a member’s true credit risk profile and ability to repay their loan, higher than expected loss rates will impact the fair value of our loans. Additionally, if any portion of the information pertaining to the prospective member is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses — including losses attributed to fraud. Furthermore, we rely on credit reporting agencies to obtain credit reports and other information we rely upon in making underwriting and pricing decisions. If one of these third parties experiences an outage, if we are unable to access the third-party data used in our decision strategy, or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict credit losses inherent in our loan portfolio, which would negatively impact our results of operations, which could be material.
Additionally, if we make errors in the development, validation, or implementation of any of the underwriting models or tools that we use for the loans securing our debt warehouses or included in securitization transactions or whole loan sales, such loans may experience higher delinquencies and losses, which would negatively impact our debt warehouse financing terms and future securitization and whole loan sale transactions.

If the information provided to us by members is incorrect or fraudulent, we may misjudge a member’s qualification to receive a loan and our results of operations may be harmed.
Our lending decisions are based partly on information provided to us by loan applicants. To the extent that these applicants provide information to us in a manner that we are unable to verify, our credit decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including credit reporting agencies, is a significant component of our credit decisions and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and results of operations.
In addition, we use identity and fraud prevention tools to analyze data provided by external databases to authenticate each applicant’s identity. From time to time in the past, these checks have failed and there is a risk that these checks could fail in the future, and fraud, which may be significant, may occur. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.
Internet-based loan origination processes may give rise to greater risks than paper-based processes.
We use Internet-based loan processes to obtain application information and distribute certain legally required notices to applicants for, and borrowers of, our loans, and to obtain electronically signed loan documents in lieu of paper documents with ink signatures obtained in person. These processes may entail greater risks than paper-based loan origination processes, including regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, or the validity of the borrower’s electronic signature on loan documents, and risks that despite internal controls unauthorized changes are made to the electronic loan documents. If any of those factors were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, or impair our ability as master servicer or servicer to service our loans, the value of our loan assets would decrease significantly to us and to our investors. In addition to increased default rates and losses on our loans, this could lead to the loss of whole loan investors and securitization investors and trigger terminations and amortizations under our debt warehouse facilities, each of which would materially adversely impact our business.
Student loans are subject to discharge in certain circumstances.
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. Further, bills have been introduced in Congress that would make student loans dischargeable in bankruptcy to the same extent as other forms of unsecured credit without regard to hardship analysis. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws as a result of financial and economic disruptions related to the COVID-19 pandemic than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations.
We offer personal loans, which have a limited performance history, and therefore we have only limited prepayment, loss and delinquency data with respect to such loans on which to base projections.
The performance of the personal loans we offer is significantly dependent on the ability of the credit decisioning, income validation, and scoring models we use to originate such loans, which include a variety of factors, to effectively evaluate an applicant’s credit profile and likelihood of default. Despite recession-readiness planning and stress forecasting, there is no assurance that our credit criteria can accurately predict loan performance under economic conditions such as a prolonged down-cycle or recessionary economic environment or the governmental response to periods of disruption, such as the current environment caused by the COVID-19 pandemic, which may drive unexpected outcomes. If our criteria do not accurately reflect credit risk on the personal loans, greater than expected losses may result on these loans and our business, operating results, financial condition and prospects could be materially and adversely affected.
In addition, personal loans are dischargeable in a bankruptcy proceeding involving a borrower without the need for the borrower to file an adversary claim. The discharge of a significant amount of our personal loans could adversely affect our financial condition. Furthermore, other characteristics of personal loans may increase the risk of default or fraud and there are few restrictions on the uses that may be made of personal loans by borrowers, which may result in increased levels of credit consumption. We also originate personal loans through ACH deposits directly to the borrowers, which may result in a higher risk of fraud. The effect of these factors may be to reduce the amounts collected on our personal loans and adversely affect our operating results and financial condition.
We service all of the personal loans we originate and have limited loan servicing experience, and we rely on third parties to service the student loans, home loans and credit cards that we originate. A failure by us or these third parties to service loans properly could result in lost revenue and impact our liquidity.
We service all of the personal loans we originate, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans, credit cards and all of our FNMA conforming home loans. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
Any failure on our part or on the part of third parties on whom we rely to perform functions related to our servicing activities to properly service our loans could result in us being removed as the servicer on the loans we originate, including loans financed by our warehouse facilities or sold into our whole loan sales channel and securitization transactions. If we fail to monitor our student loan sub-servicer and ensure that such sub-servicer complies with its obligations under state laws that require student loan servicers to be licensed, we may face civil claims for damages under such state laws. Because we receive revenue from such servicing activities, any such removal as the servicer or, with respect to our student loans, master servicer, could adversely affect our business, operating results, financial condition or prospects, as would the cost of onboarding a new servicer. Furthermore, we have agreed in our servicing agreements to service loans in accordance with the standards set forth therein, and may be obligated to repurchase loans if we fail to meet those standards.
We rely on third-party service providers to perform various functions in connection with the origination and servicing of certain of our loans. If a third-party service provider fails to properly perform these functions, our business and our ability to service our loans may be adversely affected.
We rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including underwriting, fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks, and, because we are not a bank and cannot belong to or directly access the ACH payment network, ACH processing, and debit card and credit issuance or payment processing. We rely on sub-servicers to service all of our student loans, credit cards and all of our FNMA conforming home loans that we do not sell servicing-released, and a sub-servicer to perform certain back-up servicing functions with respect to our personal loans. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
Additionally, if one or more key third-party service providers were to cease to exist, to become a debtor in a bankruptcy or an insolvency proceeding or to seek relief under any debtor relief laws or to terminate its relationship with us, there could be delays in our ability to process payments and perform other operational functions for which we are currently relying on such third-party service provider, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms. As a result of any such delay or inability to replace such key third-party service provider, our ability to process payments and perform other business functions could suffer and our business, cash flows and future prospects may be negatively impacted.
We may make non-qualified home loans, which may increase the risk of litigation by consumers.
We do not currently offer, but may expand product selection to offer, non-qualified home loans, which, unlike qualified home loans, do not benefit from a presumption that the borrower has the ability to repay the loan. If we were to make a loan for which we did not satisfy the regulatory standards for ascertaining the borrower’s ability to repay the loan and the borrower were to default, we may be prevented from collecting interest and principal on that loan in court. As such, non-qualified home loans carry increased risk of exposure to litigation and claims of borrowers.

Potential geographic concentration of our members may increase the risk of loss on the loans that we originate and negatively impact our business.
Any concentration of our members in specific geographic areas may increase the risk of loss on our loans. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans in other regions of the country. Moreover, a deterioration in economic conditions, outbreaks of disease (such as new or worsening outbreaks of COVID-19 or additional strains or variants), the continued increase in extreme weather conditions and other natural events (such as hurricanes, tornadoes, floods, drought, wildfires, mudslides, earthquakes and other extreme conditions) could adversely affect the ability and willingness of borrowers in affected regions to meet their payment obligations under their loans and may consequently affect the delinquency and loss experience of such loans. In addition, we, as master servicer for all student loans and home loans and as servicer of our personal loans, have offered in the past, are currently offering as a result of the economic impact of the COVID-19 pandemic, and may in the future offer, hardship forbearance or other relief programs in certain circumstances to affected borrowers.
Conversely, an improvement in economic conditions in one or more states could result in higher prepayments of their payment obligations under their loans by borrowers in such states. As a result, we and the investors who hold our loans or securities backed by our loans may receive principal payments earlier than anticipated, and fewer interest payments than anticipated, and face certain reinvestment risks, such as the inability to acquire loans on equally attractive terms as the prepaid loans.
Further, the concentration of our loans in one or more states may have a disproportionate effect on us or investors in our loans or securities backed by our loans if governmental authorities in any of those states take action against us as originator, master servicer or servicer of those loans or take action affecting our ability as master servicer or servicer to service those loans in such states.
Market and Interest Rate Risks
We utilize a gain on sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically, we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities, and securitizations. We utilize a gain on sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets. Our ability to obtain these types of financing depends, among other things, on our development efforts, business plans, operating performance, lending activities, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have from time to time experienced periods of significant volatility, including volatility driven by the COVID-19 pandemic. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any cost. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including inflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Fluctuations in interest rates could negatively affect SoFi Money.
Falling or low interest rates may also have a negative impact on our SoFi Money product. SoFi Money is a cash management account offered through SoFi Securities, which offers members the opportunity to earn a variable interest rate on their account balances. Deposits made into a SoFi Money account are swept daily to one or more banks with which we partner, and these deposits earn a variable rate of interest and are eligible for FDIC insurance. Because we are not a bank holding company, however, we are not permitted to offer members an interest rate on their SoFi Money account balance that is higher than the interest rate we receive from our partner banks. Certain of our competitors are not subject to the same restriction and we may lose current SoFi Money account holders to those competitors or fail to sign-up new SoFi Money account holders due to offering a lower interest rate.

Low interest rates may discourage investors and borrowers from using the SoFi Money product, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Higher than expected payment speeds of loans could negatively impact our returns as the holder of the residual interests in securitization trusts holding student and personal loans. These factors could materially alter our net revenue or the value of our residual interest holdings.
The rate at which borrowers prepay their loans can have a material impact on our net revenue and the value of our residual interests in securitization trusts. Prepayment rates and levels are subject to a variety of economic, social, competitive and other factors, including fluctuations in interest rates, availability of alternative financings, regulatory changes affecting the student loan market, the home loan market, consumer lending generally, and the general economy.
While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity and net revenue. For example, when as a result of unanticipated prepayment levels, student, and personal loans, as applicable, within a securitization trust amortize faster (due to prepayments) than originally contracted, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net revenue may decrease, inclusive of the diminished value of any retained residual interest by us in the trust.
Finally, rating agencies may place bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by a securitization trust, possibly raising or lowering their ratings, based upon these prepayment rates and their perception of the risk posed by those rates to the timing of the trust cash flows. Placing bonds on watch, changing ratings negatively, proposing or making changes to ratings methodology could: (i) affect our liquidity, (ii) impede our access to the securitization markets, (iii) require changes to our securitization structures, and (iv) raise or lower the value of the residual interests of our future securitization transactions.
The transition away from LIBOR as a benchmark reference for interest rates may affect our cost of capital, our liquidity, or expose us to borrower litigation or damage to the SoFi brand.
LIBOR serves as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. LIBOR is the reference rate for the securities issued under certain of our securitizations (such as student loan securitizations), certain secured and unsecured financing facilities (such as the loan warehouse facilities, risk retention facilities and revolving credit facility), certain hedging arrangements, and our Series 1 redeemable preferred stock dividends. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, affirmed its intention to publish one week and two month USD LIBOR through December 31, 2021, and all remaining USD LIBOR tenors through June 30, 2023. In addition, it is expected that all non-USD LIBOR tenors will cease after December 31, 2021. We are unable to predict whether or when an alternative reference rate will become a standard global benchmark and suitable replacement for LIBOR. We are therefore unable to predict what the replacement reference rate or rates will be for our existing financial instruments that are currently indexed to LIBOR, the extent to which our financial instruments will transition to the same replacement reference rate, or the timing of a transition. As of June 30, 2021, we had approximately $248 million of financial instruments indexed to LIBOR, consisting of loans, bonds and hedge positions. Our derivative agreements are governed by the International Swap Dealers Association, which established a 2020 IBOR Fallbacks Protocol and supplement effective in January 2021 to allow counterparties to modify legacy trades to reference amended standard definitions inclusive of the new fallback language. However, most of these legacy financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments.
As of June 30, 2021, we have identified approximately $248 million of variable-rate loans for which the repricing index was tied to LIBOR and the loan maturity date is after December 31, 2021. Our loan agreements generally allow us to choose a new alternative reference rate based upon comparable information if the current index is no longer available. We continue to originate variable-rate loans that adjust based on LIBOR.
The market transition away from LIBOR to an alternative reference rate is complex. If LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. The replacement reference rates could also result in a reduction in our interest income. We may also receive inquiries and other actions from regulators in respect to our preparation and readiness for the replacement of LIBOR with alternative reference rates.
These uncertainties regarding the possible cessation of LIBOR or their resolution could have a material adverse impact on our funding costs, net interest margin, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.
We are exposed to financial risks that may be partially mitigated but cannot be eliminated by our hedging activities, which carry their own risks.
We have used, and may in the future use, financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in interest rates, or for other reasons that we deem appropriate. In particular, we expect our interest rate risk to increase as our home loans business grows. However, any current and future hedges we enter into will not completely eliminate the risk associated with rising interest rates and our hedging activities may prove to be ineffective.
The success of our hedging strategy will be subject to our ability to correctly assess counterparty risk and the degree of correlation between the performance of the instruments used in the hedging strategy and any changes in interest rates, along with our ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. Therefore, though we may enter into transactions to seek to reduce risks, unanticipated changes may create a more negative consequence than if we had not engaged in any such hedging transactions. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the instruments being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. Any failure to manage our hedging positions properly or inability to enter into hedging instruments upon acceptable terms could affect our financial condition and results of operations.
Funding and Liquidity Risks
If we are unable to retain and/or increase our current sources of funding and secure new or alternative methods of financing, our ability to finance additional loans and introduce new products will be negatively impacted.
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. As of June 30, 2021, we had 13 VIEs consolidated on our balance sheet. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. There can be no assurance that we will be able to successfully access the securitization markets at any given time, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
We may require capital in excess of amounts we currently anticipate, and depending on market conditions and other factors, we may not be able to obtain additional capital for our current operations or anticipated future growth on reasonable terms or at all. As the volume of loans that we originate, and the increased suite of products that we make available to members, increases, we may be required to expand the size of our debt warehousing facilities or seek additional sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control. We may also experience the occurrence of events of default or breaches of financial performance or other covenants under our debt agreements, which could reduce or terminate our access to institutional funding.
If we are unable to increase our current sources of funding and secure new or alternative methods of financing, our ability to finance additional loans and to develop and offer new products, such as SoFi Credit Card, will be negatively impacted. The interest rates, advance rates and other costs of new, renewed or amended facilities may also be higher than those currently in effect. If we are unable to renew or otherwise replace these facilities or generally arrange new or alternative methods of financing on favorable terms, we may be forced to curtail our origination of loans or reduce lending or other operations, which would have a material adverse effect on our business, financial condition, operating results and cash flows.

If one or more of our warehouse facilities, on which we are highly dependent, is terminated, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on our business and financial condition.
We require a significant amount of short-term funding capacity for loans we originate. As of June 30, 2021, we had $5.9 billion of warehouse loan funding capacity through 19 financing partners under our warehouse facilities. Additionally, consistent with industry practice, all of our existing warehouse facilities require periodic renewal. If any of our committed warehouse facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate an acceptable or sustainable volume of loans, which would have a material adverse effect on our business. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for the loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.
If we fail to meet or satisfy any of the financial or other covenants included in our warehouse facilities, we would be in default under one or more of these facilities and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities and restrict our ability to make additional borrowings. Certain of these facilities also contain cross-default provisions. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which could materially and adversely affect us. There can be no assurance that we will maintain compliance with all financial and other covenants included in our warehouse facilities in the future.
Increases in member default rates on loans could make us and our loans less attractive to whole loan buyers, lenders under debt warehouse facilities and investors in securitizations which may adversely affect our access to financing and our business.
Increases in member default rates could make us and our loans less attractive to our existing or prospective funding sources, including whole loan buyers, securitizations and debt warehousing facilities. If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they or prospective funding sources may increase the cost of providing future financing or refuse to provide future financing or purchase loans on terms acceptable to us or at all.
Our securitizations are non-recourse to SoFi Technologies and are collateralized by the pool of our loans pledged to the relevant securitization issuer. If the loans securing our securitizations fail to perform as expected, the lenders under our warehouse facilities and investors in our securitizations who purchase our loans, or future lenders or investors in similar arrangements, may increase the cost of providing future financing or refuse to provide future financing or purchase loans on terms acceptable to us or at all.
If we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flows.
We make representations and warranties in connection with the transfer of loans to whole loan purchasers, government-sponsored enterprises, such as the FNMA, and our debt warehouse lenders and securitization trusts. If such representations and warranties are not correct, we could be required to repurchase loans or indemnify the purchaser, which could have an adverse effect on our ability to operate and fund our business.
We sell the home loans we originate to third parties, including counterparties like the FNMA. In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers of home loans. We make representations and warranties when we sell loans to third parties and in our financing transactions. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with law and with our credit risk origination policy and servicing guidelines and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. In connection with our whole loan sales, we also typically covenant to repurchase any loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase home loans or indemnify purchasers of home loans, could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects.
Our agreements with our lenders contain a number of early payment triggers and covenants. A breach of such triggers or covenants or other terms of such agreements could result in an early amortization, default, and/or acceleration of the related funding facilities which could materially impact our operations.
Primary funding sources available to support the maintenance and growth of our business include, among others, securitizations, debt warehouse facilities and corporate revolving debt. Our liquidity would be materially adversely affected by our inability to comply with various covenants and other specified requirements set forth in our agreements with our lenders which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For a description of these covenants, requirements and events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
During an early amortization period or occurrence of an event of default, principal collections from the loans in our asset-based facilities would be applied to repay principal under such facilities rather than being available to fund newly originated loans. During the occurrence of an event of default under any of our facilities, the applicable lenders could accelerate the related debt and such lenders’ commitments to extend further credit under the related facility, if any, would terminate. If we were unable to repay the amounts due and payable under such facilities and securitizations, the applicable lenders and noteholders could seek remedies, including against the collateral pledged under such facilities and by the securitization trust. An acceleration of the debt under certain facilities could also lead to a default under other facilities and, in certain instances, our hedging arrangements, due to cross-acceleration provisions.
An early amortization event or event of default would negatively impact our liquidity, including our ability to originate new loans, and require us to rely on alternative funding sources, which might increase our funding costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to curtail the origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flows, which in turn could have a material adverse effect on our ability to meet our obligations under our facilities.
We require substantial capital and, in the future, may require additional capital to pursue our business objectives and achieve recurring profitability. If adequate capital is not available to us, including due to the cost and availability of funding in the capital markets, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including lending to our members, increasing our marketing expenditures to attract new members and improve our brand awareness, developing our other products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need, or we may need, to engage in debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. In particular, we may require additional access to capital to support our lending operations. Volatility in the credit markets in general or in the market for student, personal and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements and margin lending. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, SoFi Securities, is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and SoFi Securities, LLC is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves.
A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which may adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between digital asset transaction settlements between us and our digital asset market makers and between us and our digital asset customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or customer confidence resulting in unanticipated withdrawals of customer assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility, and pursue other potential options. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures, implement cost cutting procedures, delay or reduce future hiring, discontinue the pursuit of our strategic objectives and growth strategies, or reduce our rate of future originations compared to current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
We are unable to finance all of the receivables that we originate or other assets that we hold, and that illiquidity could result in a negative impact on our financial condition.
We operate a gain on sale origination model, the success of which is tied to our ability to finance the assets that we originate. Certain of our assets, however, are ineligible for sale to a whole loan buyer or securitization trust, or are ineligible for, or are subject to a higher advance rate under, warehouse funding, each of which has specific eligibility criteria for receivables it purchases or holds as collateral. Ineligible receivables include, among others, those in default or that are delinquent, receivables with defects in their origination or servicing, including fraud, or receivables generated under origination guidelines and credit policies that are no longer in effect. In addition, many of our warehouse funding sources contain excess concentration limits for loans in forbearance or with specific loan level characteristics such as time-to-maturity or loan type. Once these limits have been exceeded the advance rate applied to those receivables becomes less advantageous to us. If we are unable to sell or reasonably fund these receivables, we are required to hold them on our balance sheet which, in sufficient volume, negatively impact our financial condition.
In addition to the receivables described above, we also hold on balance sheet certain risk retention assets that we are not able to pledge to our risk retention repurchase facilities. These risk retention assets include residuals from our securitization trusts that are either ineligible for transfer or are subject to European Union regulations that prohibit transfer. The illiquidity of these positions may negatively impact our financial condition.
SoFi Credit Card is a relatively new product and any failure to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition.
SoFi Credit Card is a new product and we have limited experience originating and administering it. We began originating credit card receivables in the third quarter of 2020 (and launched the product to a broader market in the fourth quarter of 2020). We anticipate establishing a credit card receivable securitization program in the future. There is no guarantee, however, that we will be successful in establishing a securitization program for these assets. In the event we are unable to finance our credit card receivables, we may be required to hold those assets on balance sheet, sell them for a loss, any of which could have a negative impact on our business, operating results and financial condition.

Regulatory, Tax and Other Legal Risks
We are subject to extensive, complex and evolving laws, rules and regulations, which are interpreted and enforced by various federal, state and local government authorities.
We are subject to various federal, state and local regulatory regimes. The principal policy objectives of these regulatory regimes are to protect borrowers, investors, and other financial services customers and to prevent fraud, money laundering, and terrorist financing. Laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive, or abusive acts or practices; require us to submit to examinations by federal, state and local regulatory regimes; and require us to maintain various policies, procedures and internal controls. Monitoring and complying with all applicable laws and regulations can be difficult and costly. Failure to comply with any of these requirements may result in, among other things, enforcement action by governmental authorities, lawsuits, monetary damages, fines or monetary penalties, restitution or other payments to borrowers or investors, modifications to business practices, revocation of required licenses or registrations, voiding of loan contracts and reputational harm. See Part II, Item 1 “Legal Proceedings”.
Our Lending segment is highly regulated, and if we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected.
We are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities designed to protect borrowers and customers of other financial services. The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over the student and mortgage lending activity in which we engage. In addition, the CFPB has substantial power to regulate financial products and services received by consumers from both bank and non-bank lenders, including rulemaking authority in enumerated areas of federal law traditionally applicable to consumer lending such as truth in lending, fair credit reporting and fair debt collection. The CFPB has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services, including lenders and loan servicers that engage in unfair, deceptive or abusive acts or practices (“UDAAP”). The CFPB may also seek a range of other remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation, and “conduct” restrictions (i.e., future limits on the target’s activities or functions). In addition, where a company has violated Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions.
We hold lending licenses or similar authorizations in multiple states, each of which has the authority to supervise and examine our activities. As a licensed consumer lender, mortgage lender, loan broker, collection agency and loan servicer in certain states, we are subject to examinations by state agencies in those states. Similarly, we are subject to licensure requirements and regulation as an education loan servicer in multiple states. An administrative proceeding, litigation, investigation or regulatory proceeding relating to allegations or findings of the violation of such laws by us, any subservicer we engage, or our collection agents, could impair our ability to service and collect on our loans or could result in requirements that we pay damages, fines or penalties and/or cancel the balance or other amounts owing under one or more of our loans. There is no assurance that allegations of violations of the provisions of applicable federal or state consumer protection laws will not be asserted against us, any subservicer we engage or our collection agents or other prior owners of our loans in the future. To the extent it is determined that any of our loans were not originated in accordance with all applicable laws, we may be obligated to repurchase such loan from a whole loan buyer, securitization trust or warehouse facility.
We must comply with federal, state and local consumer protection laws including, among others, the federal and state UDAAP laws, the Federal Trade Commission Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act, the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, the CARES Act, and the Dodd-Frank Act. We must also comply with laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (the “TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Personal Information Protection and Electronic Documents Act, and the newly enacted California Consumer Privacy Act (the “CCPA”). Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. laws and regulations related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations.

Compliance with applicable law is costly, and our failure to comply with applicable federal, state and local law could lead to:
•loss of our licenses and approvals to engage in our lending and servicing businesses;
•damage to our reputation in the industry;
•governmental investigations and enforcement actions;
•administrative fines and penalties and litigation;
•civil and criminal liability, including class action lawsuits;
•inability to enforce loan agreements;
•diminished ability to sell loans that we originate or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans;
•loss or restriction of warehouse facilities to fund loans;
•inability to raise capital; and
•inability to execute on our business strategy, including our growth plans.
For example, in the first quarter of 2019, we were subject to a consent order from the Federal Trade Commission (the “FTC Consent Order”), which resolved allegations that we misrepresented how much money student loan borrowers have saved or would save from financing their loans with us, in violation of the Federal Trade Commission Act. Under the consent order, we are prohibited from misrepresenting to consumers how much money they would save by using our products, unless the claims are backed up by reliable evidence.
While we have developed and monitor policies and procedures designed to assist in compliance with laws and regulations and the FTC Consent Order, no assurance can be given that our compliance policies and procedures will be effective and that we will not be subject to fines and penalties, including with respect to any alleged noncompliance with the FTC Consent Order. Ambiguities in applicable statutes and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. We may fail to comply with applicable statutes and regulations even if acting in good faith, or because governmental bodies or courts interpret existing laws or regulations in a more restrictive manner, which may lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on our business.
We are subject to federal and state regulatory requirements that result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired as a result of non-compliance with those requirements.
We hold state licenses in connection with our lending activities, our student loan servicing activities as well as our money services business activities. We must comply with state licensing requirements and varying compliance requirements in all the states in which we operate and the District of Columbia. Changes in licensing laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing that we or our personnel are unable to meet. In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, collection agencies, and money services businesses. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

We may not be able to maintain all currently requisite licenses and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new license, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. For example, in 2019, we applied, through a subsidiary, for a Pennsylvania Mortgage Servicer license. The Commonwealth of Pennsylvania, acting through the Department of Banking and Securities, issued a consent agreement and order ordering us to pay a $110,000 fine for engaging in the home loan servicing activity prior to obtaining the license.
In addition, the states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits, which could require us to modify or limit our activities in the relevant state or states. The failure to satisfy those and other regulatory requirements could result in a default under our warehouse facilities, other financial arrangements and/or servicing agreements and thereby have a material adverse effect on our business, financial condition and results of operations.
Our compliance and risk management policies and procedures as a regulated financial services company may not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.
As a financial services company operating in the securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history, evolving business and rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations. We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Additionally, the regulatory landscape involving digital assets is constantly evolving and SoFi Digital Assets, LLC may be subject to fines, penalties or loss of regulatory licenses if the SEC or any other regulators issue new regulations or interpretive guidance related to digital assets that prohibit any of our current business practices. Also, due to market volatility, it is difficult to predict how much capital we will need in the future to meet net capital requirements.. Any perceived or actual breach of laws and regulations could negatively impact our business, financial condition or results of operations. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services.
We may become subject to enforcement actions or litigation as a result of our failure to comply with laws and regulations, even though noncompliance was inadvertent or unintentional.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time.
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of statutes and regulations that govern said communications and the use of automatic telephone dialing systems (“ATDS”), and artificial or pre-recorded voice, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. As currently construed, the TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an ATDS. A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we may be subject to putative class action suits alleging violations of the TCPA. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA damages could have a material adverse effect on our results of operations and financial condition.
Changes in consumer finance and other applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete.
Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, and cause us to incur significant expense in order to ensure compliance. Federal and state financial services regulators are also enforcing existing laws, regulations, and rules aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our results of operations. As a non-bank lender, we are subject to state licensing and usury laws. Furthermore, to the extent applicable, these laws can impose specific statutory liabilities upon creditors who fail to comply with their provisions and may affect the enforceability of a loan. If the application of consumer protection laws were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, our business will be materially adversely affected. Even if we seek to comply with licensing and other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our business.
Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect their operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our operating environment. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business.
We are subject to the risk that regulatory or enforcement agencies and/or consumer advocacy groups may assert that our business practices may violate certain rules, laws and regulations, including anti-discrimination statutes.
Anti-discrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act and state law equivalents, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory and enforcement departments and agencies, including the Department of Justice and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions. State and federal regulators, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Similarly, these regulatory agencies and litigants could take the position that the geographical footprint within which we conduct lending activity or the manner in which we advertise loans, disproportionately excludes potential borrowers belonging to a protected class, and constitutes unlawful “redlining”. In addition to reputational harm, violations of the Equal Credit Opportunity Act and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.
Our relationships with third-party financial institutions may subject us to regulation as a service provider.
We have relationships with third parties that are subject to various federal, state, local and foreign laws and regulations. Our contracts with such parties may require us to comply with the laws to which such third parties are subject. As a service provider or partner to financial institutions, such as banks, we are or may become subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Reserve, the OCC, the FDIC, and various other federal and state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our partners’ auditors and regulators. We also may be subject to possible review by state agencies that regulate our partners.
Changes to laws and regulations and enhanced regulatory oversight of our partners and us may compel us to divert more resources to compliance, terminate or modify our relationships with our partners, or otherwise limit the manner in which we conduct our business. If we are unable to adapt our products and services to conform to applicable laws and regulations, or if these laws and regulations have a negative impact on our partners, we may experience losses or increased operating costs, which could have a material adverse effect on our business, financial condition and results of operations.
Our Financial Services segment is subject to the regulatory framework applicable to investment managers and broker-dealers, including regulation by the SEC and FINRA.
We offer investment management services through SoFi Wealth LLC, an internet based investment adviser and SoFi Capital Advisors, LLC, which sponsors private investment funds that invest in asset-backed securitizations. Both SoFi Wealth LLC and SoFi Capital Advisors LLC are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are subject to regulation by the SEC. SoFi Securities is an affiliated registered broker-dealer and FINRA member. We offer cash management accounts, which are brokerage products, through SoFi Securities.
The investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our members who are advisory clients, as well as the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our investment advisers have in the past and will in the future be subject to periodic SEC examinations. Our investment advisers are also subject to other requirements under the Advisers Act and related regulations primarily intended to benefit advisory members. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part II, Item 1 “Legal Proceedings”.
Our subsidiary, SoFi Securities, is an affiliated registered broker-dealer and FINRA member. The securities industry is highly regulated, including under federal, state and other applicable laws, rules, and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, application of fiduciary standards, best execution, and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which SoFi Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct periodic examinations of SoFi Securities, and may also conduct administrative proceedings. Additionally, material expansions of the business in which SoFi Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future.
From time to time, SoFi Securities and SoFi Wealth may be threatened with or named as a defendant in lawsuits, arbitrations and administrative claims. The firm is also subject to periodic regulatory examinations and inspections by regulators (including the SEC and FINRA). Compliance and trading problems or other deficiencies or weakness that are reported to regulators, such as the SEC and FINRA, by dissatisfied customers or others, or that are identified by regulators themselves are investigated by such regulators, and may, if pursued, result in formal claims being filed against SoFi Securities and SoFi Wealth by customers or disciplinary action being taken by regulators against the firm or its employees. Our failure to comply with applicable laws or regulations or our own policies and procedures could result in fines, litigation, suspensions of personnel or other sanctions, which could have a material effect on our overall financial results. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and our brand and lead to material legal, regulatory and financial exposure (including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and SoFi Wealth discuss matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.
Evolving laws and government regulations could adversely affect our Financial Services segment.
Governmental regulation of global financial markets and financial institutions is pervasive and continually evolving. This includes regulation of investment managers and activities, through the implementation of compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; capital requirements; limitations on compensation to managers; and books and records, reporting and disclosure requirements. The effects on us of future regulation, or of changes in the interpretation and enforcement of existing regulation, could have an adverse effect on our investment strategies or our business model. Policy changes and regulatory reform by the U.S. federal government may create regulatory uncertainty for our members’ portfolios and our investment strategies and adversely affect our profitability.
Our business and reputation may be harmed by changes in business, economic or political conditions that impact global financial markets, or by a systemic market event.
As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions, changes in the volatility in financial markets (including volatility as a result of the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities, broad trends in business and finance, changes in volume of securities trading generally, changes in the markets in which such transactions occur and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions can remain uncertain. A prolonged weakness in equity markets, such as a slowdown causing reduction in trading volume in securities, derivatives or digital assets markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.
In addition, a prolonged weakness in the U.S. equity markets or a general economic downturn could cause our customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing customers, and potential new customers, to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.
The regulatory regime governing blockchain technologies and digital assets is uncertain, and new regulations or policies may alter our business practices with respect to digital assets.
We currently offer virtual currency and digital asset-related trading services through a subsidiary that is licensed and registered with various governmental authorities as a money service business, money transmitter, virtual currency business, or the equivalent. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. Treatment of virtual currencies continues to evolve under federal and state law. Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network (“FinCEN”), the Commodity Futures Trading Commission, (the “CFTC”), the Internal Revenue Service (the “IRS”), and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating virtual currency as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of digital assets. The CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. To the extent that Bitcoin is deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”), we may be subject to additional regulation under the CEA and CFTC regulations.
As blockchain technologies and digital assets business activities grow in popularity and market size, and as new digital assets businesses and technologies emerge and proliferate, foreign, federal, state, and local regulators revisit and update their laws and policies, and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.
States may require licenses that apply to blockchain technologies and digital assets.
In the case of virtual currencies, state regulators such as the NYSDFS have created regulatory frameworks. For example, in July 2014, the NYSDFS proposed the first U.S. regulatory framework for licensing participants in virtual currency business activity. The regulations, known as the “BitLicense”, are intended to focus on consumer protection. The NYSDFS issued its final BitLicense regulatory framework in June 2015. The BitLicense regulates the conduct of businesses that are involved in virtual currencies in New York or with New York customers and prohibits any person or entity involved in such activity from conducting such activities without a license. SoFi Digital Assets, LLC currently holds a BitLicense.
Other states may adopt similar statutes and regulations which will require us to obtain a license to conduct digital asset activities. In July 2020, Louisiana adopted the Virtual Currency Business Act, which will require operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, in accordance with a proposed rule, which is expected to be issued as a final rule by the Louisiana Office of Financial Institutions in early 2021. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to include virtual currencies into existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities. SoFi Digital Assets, LLC is licensed as a money transmitter or the equivalent in a majority of states and the District of Columbia.
It is likely that, as blockchain technologies and the use of virtual currencies continues to grow, additional states will take steps to monitor the developing industry and perhaps require us to obtain additional licenses in connection with our virtual currency activity.
Failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.
Various laws and regulations in the United States and abroad, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include money services businesses such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the Bank Secrecy Act to administrators and exchangers of convertible virtual currency, clarifying that they are money service businesses, and more specifically, money transmitters. The Bank Secrecy Act requires money services businesses (“MSBs”) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. Our subsidiary, SoFi Digital Assets, LLC, is registered with FinCEN as an MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN and the IRS, the anti-money laundering provisions of the BSA and its implementing regulations applicable to MSBs.
We are also subject to economic and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.
Our failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our MSB or broker-dealer registrations and state licenses, or liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.
We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to significant adverse consequences, including criminal or civil liability and harm our business.
We are subject to the Foreign Corrupt Practices Act, U.S. domestic bribery laws and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although our operations are currently concentrated in the United States, as we increase our international cross-border business and expand operations abroad, we have engaged and may further engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm and have an adverse effect on our business, financial condition and results of operations.
We conduct our brokerage and other business operations through subsidiaries and may in the future rely on dividends from our subsidiaries for a substantial amount of our cash flows.
We may in the future depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including any debt obligations we may incur. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including SoFi Securities. In addition, certain of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including any debt obligations we may incur and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us. Certain rules and regulations of the SEC and FINRA may limit the extent to which our broker-dealer subsidiaries may distribute capital to us. For example, under FINRA rules applicable to SoFi Securities, a dividend in excess of 10% of a member firm’s excess net capital may not be paid without FINRA’s prior written approval. Compliance with these rules may impede our ability to receive dividends, distributions and other payments from SoFi Securities.
We have in the past, continue to be, and may in the future be subject to inquiries, exams, pending investigations, or enforcement matters.
The financial services industry is subject to extensive regulation under federal, state, and applicable international laws. From time to time, we have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC, FINRA, the CFPB, or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. For example, the CFPB has issued a civil investigative demand, or CID, to Galileo, the stated purpose of which is to determine whether Galileo violated any consumer financial laws in connection with an outage that caused difficulty for consumers to access funds in their accounts and to determine whether further CFPB action is necessary. We intend to cooperate with the CFPB in this investigation and impacted consumers were already provided with redress. See Part II, Item 1 “Legal Proceedings”. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. Any such claims or disciplinary actions that are decided against us could have a material impact on our financial results.

Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices, and could result in significant costs to our business.
Various lawmakers, regulators and other public officials have recently made statements about our business and that of other broker-dealers and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Over three days in the spring of 2021, the Committee on Financial Services of the U.S. House of Representatives held hearings on the events surrounding the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including payment for order flow (“PFOF”) and options trading. Gary Gensler, who became chair of the SEC in April 2021, was one of the witnesses at the third hearing, held on May 6, 2021, and in his testimony he indicated that he had instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading. Chair Gensler also advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. Additionally, on June 9, 2021, Chair Gensler remarked at a public conference that he had instructed the SEC staff to make recommendations for the SEC’s consideration on best execution, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. The regulatory agenda published by the SEC on June 11, 2021, also identified that the SEC would be considering proposing rules in the next year to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration and certain other practices. The agenda also announced that the SEC might be, at a pre-rule stage, seeking public comments later this year on potential rules related to gamification, behavioral prompts, predictive analytics and differential marketing.
In addition, on March 18, 2021, FINRA issued a regulatory notice reminding member firms of their obligations with respect to maintaining margin requirements, customer order handling and effectively managing liquidity, with a particular focus on best execution practices and the need for member firms to make “meaningful disclosures” to inform customers of a firm’s order handling procedures during extreme market conditions. Further, at a public conference on May 19, 2021, FINRA indicated an intention to solicit public feedback, such as through notices or surveys, regarding so-called gamification in order to determine whether to adopt additional guidance or additional rules in that regard. Also, on June 23, 2021, FINRA issued a regulatory notice reminding member firms of the requirement that customer order flow be directed to markets providing the “most beneficial terms for their customers” and indicated that member firms may not negotiate the terms of order routing arrangements in a manner that reduces price improvement opportunities that would otherwise be available to those customers in the absence of PFOF. The impact that this notice may have on the ability of market participants to enter into PFOF arrangements, if any, has not been determined.
To the extent that the SEC, FINRA or other regulatory authorities or legislative bodies adopt additional regulations or legislation in respect of any of these areas or relating to any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes may not be successful. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations. For more information about the potential impact of legal and regulatory changes, see “—We are subject to extensive, complex and evolving laws and regulations, which are interpreted and enforced by various federal, state, and local government authorities”.
We entered into an agreement to acquire a national bank, which if successful would subject us to comprehensive regulation and supervision under applicable banking laws.
If we acquire control of a bank or a bank holding company, we would become subject to regulation and supervision by the Federal Reserve, and the bank would be subject to regulation and supervision by the OCC and the FDIC. The bank regulatory regime could affect many aspects of our operations, including maintenance of adequate capital and liquidity levels and our overall financial condition, permissible types, amounts and terms of extensions of credit and investments, board and management oversight, rate of growth, enterprise-wide risk management practices, compliance obligations, permissible nonbanking activities, and restrictions on dividend payments and stock buy-backs. If we acquire control of a bank, then certain changes in ownership or control of us would require prior approval of applicable banking regulators. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions would limit the manner in which we may conduct business and obtain financing.
In general, the bank supervisory framework is intended to protect insured depositors and the safety, soundness and stability of the U.S. financial system and not shareholders in depository institutions or their holding companies. Our efforts to comply with the bank regulatory framework are likely to require substantial time, monetary and human resource commitments, and these regulatory requirements may cause us to forego other growth or potentially profitable opportunities. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our financial performance, and our stock price, may be adversely affected.
Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by them. For example, we are subject to the Gramm-Leach-Bliley Act (“GLBA”) and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and (ii) requires certain disclosures to consumers about their information collection, sharing and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions). The GLBA and other state laws also require that we implement and maintain certain security measures, policies and procedures to protect personal information.
Furthermore, legislators and/or regulators are increasingly adopting new and/or amending existing privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices; our policies and practices related to the collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. New requirements, originating from new or amended laws, could also increase our costs of compliance and business operations and could reduce income from certain business initiatives.
Compliance with current or future privacy, information security and data protection laws (including those regarding security breach notification) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. Additionally, there is always a danger that regulators can attempt to assert authority over our business in the area of privacy, information security and data protection. In addition, if our vendors and/or service providers are or become subject to laws and regulations in the jurisdictions that have enacted more stringent and expansive legislation applicable to privacy, information and/or data protection, the costs that these vendors and service providers must incur in becoming compliant may be passed along to us, resulting in increasing costs on our business.
Privacy requirements, including notice and opt-out requirements, under the GLBA and the FCRA are enforced by the Federal Trade Commission and by the CFPB through UDAAP and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law. Our failure to comply with privacy, information security and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer or merchant actions and damage to our reputation and brand, all of which could have a material adverse effect on our business.
Should we undertake an international expansion of our business, particularly if we commence doing business in one or more countries of the European Union, we will be required to comply with stringent privacy and data protection laws. Within the European Union, legislators have adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. Should we commence doing business in Europe, the GDPR will impose additional obligations and risk upon our business, which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. Further, following the withdrawal of the United Kingdom from the European Union on January 31, 2020, if we do business in the United Kingdom, we will have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, including how data transfers between European Union member states and the United Kingdom will be treated. These changes may lead to additional compliance costs and could increase our overall risk.
We may in the future be subject to federal or state regulatory inquiries regarding our business.
From time to time, in the normal course of business, we may receive or be subject to, inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, state attorneys general, state financial regulatory agencies, other state or federal agencies, and SROs like FINRA. We also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could have a material adverse effect on our business, financial condition or results of operations. See Part II, Item 1 “Legal Proceedings”.
It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.
Our ability to lend to our members depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our business processes and know-how, and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.
In addition, our platform may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. Furthermore, our technology may become obsolete, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our platform to stay competitive in the future. If we cannot protect our proprietary technology from intellectual property challenges, or if our platform becomes obsolete, our ability to maintain the our platform could be adversely affected.
Some aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
We incorporate open source software into our proprietary platform and into other processes supporting our business. Such open source software may include software covered by licenses like the GNU General Public License and the Apache License or other open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of our platform and negatively affects our business operations.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If portions of our proprietary platform are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or change our business activities. In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.
We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.
We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services, internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our customers and support or carry out certain regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, digital assets quotes, research reports and other fundamental data that we provide to our customers. These providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business.
Any failure or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased customer satisfaction and increase customer attrition, subject us to customer complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of customers, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operation. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.
In addition, there is no assurance that our third-party service providers or their subcontractors will be able to continue to provide these services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs in the future. An interruption in or the cessation of service by our third-party service providers or their subcontractors, coupled with our possible inability to make alternative arrangements in a smooth, cost-effective and timely manner, could have adverse effects on our business, financial condition and results of operations.
Further, if there were deficiencies in the oversight and control of our third-party relationships, and if our regulators held us responsible for those deficiencies, it could have an adverse effect on our business, reputation and results of operations.
Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity, changes to our business model, and requirements resulting in increased expenses.
Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry.
From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and SROs, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities. See “Regulatory, Tax and Other Legal Risks — Our Lending segment is highly regulated, and if we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected” for a discussion of the FTC Consent Order and “Regulatory, Tax and Other Legal Risks — We are subject to state licensing and operational requirements that result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired”.
In addition, a number of participants in the financial services industry have been the subject of: putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. For example, we are defendants in a putative class action in which it is alleged that we engaged in unlawful lending discrimination through policies and practices by making applicants who are conditional permanent residents or DACA holders ineligible for loans or eligible only with a co-signer who is United States citizen or lawful permanent resident. In addition, Galileo is a defendant in a putative class action in which various claims arising from an intermittent disruption in service experienced by certain holders of deposit accounts at one of Galileo’s clients, which prevented individuals from accessing or using account funds for a period of time. The CFPB is also conducting an investigation into this matter. See Part II, Item 1. “Legal Proceedings” for further information about this action.
The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.
In addition, from time to time, through our operational and compliance controls, we identify compliance and other issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted members. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of members impacted, and also could generate litigation or regulatory investigations that subject us to additional risk. See Part II, Item 1 “Legal Proceedings”.
Changes in tax law and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial condition and results of operations. Further, future changes to U.S. federal, state and local and non-U.S. tax laws and regulations could increase our tax obligations in jurisdictions where we do business or require us to change the manner in which we conduct some aspects of our business.
We will be adversely affected if we are, or any of our subsidiaries is, determined to have been subject to registration as an investment company under the Investment Company Act.
We are currently not deemed an “investment company” subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). No opinion or no-action position has been requested of the SEC on our status as an Investment Company. There is no guarantee we will continue to be exempt from registration under the Investment Company Act and were we to be deemed to be an investment company under the Investment Company Act, and thus subject to regulation under the Investment Company Act, the increased reporting and operating requirements could have an adverse impact on our business, operating results, financial condition and prospects.
In addition, if the SEC or a court of competent jurisdiction were to find that we are in violation of the Investment Company Act for having failed to register as an investment company thereunder, possible consequences include, but are not limited to, the following: (i) the SEC could apply to a district court to enjoin the violation; (ii) we could be sued by investors in us and in our securities for damages caused by the violation; and (iii) any contract to which we are a party that is made in, or whose performance involves a, violation of the Investment Company Act would be unenforceable by any party to the contract unless a court were to find that under the circumstances enforcement would produce a more equitable result than nonenforcement and would not be inconsistent with the purposes of the Investment Company Act. Should we be subjected to any or all of the foregoing, our business would be materially and adversely affected.

Personnel and Business Continuity Risks
We rely on our management team and will require additional key personnel to grow our business, and the loss of key management members or key employees, or an inability to hire key personnel, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, who have significant experience in the financial services and technology industries, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
The competitive job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce.
Competition for our employees, including highly skilled technology and product professionals, is extremely intense reflecting a tight labor market. This can present a risk as we compete for experienced candidates, especially if the competition is able to offer more attractive financial terms of employment. This risk extends to our current employee population. We also invest significant time and expense in engaging and developing our employees, which also increases their value to other companies that may seek to recruit them. Turnover can result in significant replacement costs and lost productivity.
In addition, recent U.S. immigration policy has made it more difficult for qualified foreign nationals to obtain or maintain work visas under the H-1B classification. These H-1B visa limitations make it more difficult and/or more expensive for us to hire the skilled professionals we need to execute our growth strategy, especially engineering, data analytics and risk management personnel, and may adversely impact our business.
Due to our primarily remote workforce, we may face increased business continuity and cyber risks that could significantly harm our business and operations.
The COVID-19 pandemic has caused us to modify our business practices by migrating to a primarily remote workforce where our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. While we are planning for a return to in-person operations, these plans could be delayed due to continued developments with the COVID-19 pandemic and the increased prevalence of additional strains of the virus. While most of our operations can be performed remotely and are operating effectively at present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or a family member who becomes sick), and employees may become sick themselves and be unable to work. As conditions improve and restrictions are lifted, similar uncertainties exist with the return to work process.
Additionally, while we put in place additional safeguards to protect data security and privacy, a remote workforce places additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms.
Our business is subject to the risks of natural disasters, power outages, telecommunications failures and similar events, including COVID-19 and additional public health crises, and to interruption by man-made problems such as terrorism, cyberattack, and other actions, which may impact the demand for our products or our members’ ability to repay their loans.
Events beyond our control may damage our ability to maintain our platform and provide services to our members. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, such as the ongoing COVID-19 pandemic or other infectious diseases, power outages, telecommunications failures and similar events. See “ —COVID-19 Pandemic Risks” for further discussion of risks related to the COVID-19 pandemic. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our members, disruptions could harm our ability to effectively run our business. Moreover, our members and customers face similar risks, which could directly or indirectly impact our business. For example, in October 2019, one of Galileo's customers experienced intermittent disruptions in service, which prevented its customers from accessing or using their deposit accounts. Galileo was named as a defendant in a putative class action as a result of the disruption in service its customer experienced, captioned as Richards, et. al v. Chime Financial, Inc., Galileo Financial Technologies and The Bancorp, Inc., Civil Action No. 4:19-cv-6864-HSG (N.D. Cal.), filed in the United States District Court for the Northern District of California in October 2019, and has agreed to a class action settlement to resolve the claims. See Part II, Item 1 “Legal Proceedings” for further information about this matter. We currently use Amazon Web Services (“AWS”) and would be unable to switch instantly to another system in the event of failure to access AWS. This means that an outage of AWS could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks and other criminal, tortious or unintentional actions could also give rise to significant disruptions to our operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and other risks may reduce demand for our products or cause our members to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to satisfy their obligations towards us. All of the foregoing could materially and adversely affect our business, results of operations and financial condition.
Employee misconduct, which can be difficult to detect and deter, could harm our reputation and subject us to significant legal liability.
We operate in an industry in which integrity and the confidence of our members is of critical importance. We are subject to risks of errors and misconduct by our employees that could adversely affect our business, including:
•engaging in misrepresentation or fraudulent activities when marketing or performing online brokerage and other services to our members;
•improperly using or disclosing confidential information of our members or other parties;
•concealing unauthorized or unsuccessful activities; or
•otherwise not complying with applicable laws and regulations or our internal policies or procedures.
There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. The precautions that we take to detect and deter employee misconduct might not be effective. If any of our employees engage in illegal, improper, or suspicious activity or other misconduct, we could suffer serious harm to our reputation, financial condition, member relationships, and our ability to attract new members. We also could become subject to regulatory sanctions and significant legal liability, which could cause serious harm to our financial condition, reputation, member relationships and prospects of attracting additional members.
Risk Management and Financial Reporting Risks
If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, following completion of the Business Combination, the report by management on internal control over financial reporting will be on SoFi’s financial reporting and internal controls (as accounting acquirer), and an attestation of the independent registered public accounting firm will also be required. As a private company, SoFi had not previously been required to conduct an internal control evaluation and assessment. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. As a public company, beginning with our second annual report on Form 10-K, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in future annual reports report on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.

We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any new or revised accounting rules in the future, as necessary, we are in the process of upgrading SoFi’s legacy information technology systems; implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in its financial reporting, which could negatively impact the price of our securities.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the public warrants and private placement warrants issued initially by SCH. Following the issuance of the SEC statement, on April 22, 2021, SCH concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, SCH identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we inherited this material weakness and the warrants and, because there were no changes to the terms and conditions of the agreement governing these warrants, we determined to classify the 20,125,000 public warrants and 8,000,000 private placement warrants (collectively, “SoFi Technologies warrants”) as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.
As a result of the material weakness, the restatement, the change in accounting for the SoFi Technologies warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Our management has limited experience in operating a public company.
We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage our transition into a public company. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our net loss for the foreseeable future. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, its board committees or as executive officers.
Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase its operating costs in future periods. See “Risk Management and Financial Reporting Risks — If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline”.
As a result of our business combination with a special purpose acquisition company, regulatory obligations may impact us differently than other publicly traded companies.
We became a publicly traded company by completing a transaction with SCH, a special purpose acquisition company, or SPAC. As a result of this transaction, regulatory obligations have, and may continue, to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a SPAC. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed or have an adverse effect on the price of our common stock.
Our risk management processes and procedures may not be effective.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, deposit risk, market risk, liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the investor. Our exposure to credit risk mainly arises from our lending activities. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position and at the broker-dealer subsidiary level. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
Our management is responsible for defining the priorities, initiatives, and resources necessary to execute our strategic plan, the success of which is regularly evaluated by our board of directors. Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. Operational risk is one of the most prevalent forms of risk in our risk profile. We strive to manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls.
In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change. Cybersecurity risk is the risk of a malicious technological attack intended to impact the confidentiality, availability, or integrity of our systems and data, including, but not limited to, sensitive client data. Our technology and information security teams rely on a layered system of preventive and detective technologies, practices, and policies to detect, mitigate, and neutralize cybersecurity threats. In addition, our information security team and third-party consultants regularly assesses our cybersecurity risks and mitigation efforts. Cyberattacks can also result in financial and reputational risk.
Reputational risk is the risk arising from possible negative perceptions of us, whether true or not, among our current and prospective members, counterparties, employees, and regulators. The potential for either enhancing or damaging our reputation is inherent in almost all aspects of business activity. We manage this risk through our commitment to a set of core values that emphasize and reward high standards of ethical behavior, maintaining a culture of compliance, and by being responsive to member and regulatory requirements.
Risk is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
Incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenues or expenses.
The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenues or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect our reported amounts of assets, liabilities, income, revenues and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over- or understated, which could materially and adversely affect our business, financial condition and results of operations.
Our forecasts are subject to significant risks, assumptions, estimates and uncertainties. As a result, our forecasted revenues, market share, expenses and profitability may differ materially from our expectations.
We operate in a rapidly changing and competitive industry and our projections will be subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, and our ability to attract and retain members and enterprise partnerships, while generating sustained revenues through the Financial Services Productivity Loop. Additionally, our business may be affected by reductions in consumer borrowing, spending and investing from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause our stock price to decline and investors to lose confidence in us.

Information Technology and Data Risks
We depend on third parties for a wide array of services, systems and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense.
We depend on third parties for a wide array of financial, technology and insurance services, systems and information technology applications. Third-party vendors are significantly involved in many aspects of our software and systems development, servicing systems, the timely transmission of information across our data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with our servicing or payment services businesses. Certain of our vendor agreements are terminable on short or no notice, and if current vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. If a service provider fails to provide the services required or expected, or fails to meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact our business. Such a failure could also adversely affect the perception of the reliability of our networks and services and the quality of our brand, which could materially adversely affect our business and results of operations.
Cyberattacks and other security breaches could have an adverse effect on our business, harm our reputation and expose us to liability.
In the normal course of business, we collect, process and retain sensitive and confidential information regarding our members and prospective members. We also have arrangements in place with certain third-party service providers that require us to share consumer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We and third-party service providers have experienced such instances in the past and expect to continue to experience them in the future. We also face security threats from malicious third parties that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Information security risks in the financial services industry have increased recently, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. We also may fail to detect the existence of a security breach related to the information of our members.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our members or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. In addition, there recently have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.

The collection, processing, use, storage, sharing and transmission of personal data could give rise to liabilities as a result of federal, state and international laws and regulations, as well as our failure to adhere to the privacy and data security practices that we articulate to our members.
We collect, process, store, use, share and/or transmit a large volume of personally identifiable information (“PII”) and other sensitive data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of PII and sensitive data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA grants additional consumer rights with respect to data privacy in California. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The CCPA is subject to further amendments pending certain proposed regulations that are being reviewed and revised by the California Attorney General. While personal information that we process is exempt from the GLBA, the CCPA regulates other personal information that we collect and process in connection with the business. We cannot predict the impact of the CCPA on our business, operations or financial condition, but it could require us to modify certain processes or procedures, which could result in additional costs and liability. Additionally, our broker-dealer and investment adviser are subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights.
Additionally, a California ballot initiative, the California Privacy Rights Act (the “CPRA”) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
We expect more states to enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Any violations of these laws and regulations may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, address legal claims, and sustain monetary penalties, reputational damage and/or other harms to our business.
Furthermore, our online privacy policy and website make certain statements regarding our privacy, information security, and data security practices with regard to information collected from our members. Failure to adhere to such practices may result in regulatory scrutiny and investigation (including the potential for fines and monetary penalties), complaints by affected members, reputational damage and other harm to our business. If either we, or the third-party service providers with which we share member data, are unable to address privacy concerns, even if unfounded, or to comply with applicable laws and regulations, it could result in additional costs and liability, damage our reputation, and harm our business.
Our ability to collect payments on loans and maintain accurate accounts may be adversely affected by computer malware, social engineering, phishing, physical or electronic break-ins, technical errors and similar disruptions.
The automated nature of our platform may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. It is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. Security breaches could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems. In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan that we make involves, in part, our proprietary automated underwriting process, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential members, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our members.
Additionally, if hackers were able to access our secure files, they might be able to gain access to the personal information of our members. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of members, all of which may negatively affect our business.
Disruptions in the operation of our computer systems and third-party data centers could have an adverse effect on our business.
Our ability to deliver products and services to our members and partners, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party service providers. Our computer systems and third-party providers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyberattacks or other events. Any such events could have a negative effect on our business and technology infrastructure (including our computer network systems), which could lead to member dissatisfaction or long-term disruption of our operations.
Additionally, our reliance on third-party providers may mean that we will not be able to resolve operational problems internally or on a timely basis, as our operations will depend upon such third-party service providers communicating appropriately and responding swiftly to their own service disruptions through industry standard best practices in business continuity and/or disaster recovery. As a last resort, we may rely on our ability to replace a third-party service provider if it experiences difficulties that interrupt operations for a prolonged period of time or if an essential third-party service terminates. If these service arrangements are terminated for any reason without an immediately available substitute arrangement, our operations may be severely interrupted or delayed. If such interruption or delay were to continue for a substantial period of time, our business, prospects, financial condition and results of operations could be adversely affected.
The implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. We expect that new technologies and business processes applicable to the financial services industry will continue to emerge and that these new technologies and business processes may be better than those we currently use. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. A failure to maintain and/or improve current technology and business processes could cause disruptions in our operations or cause our solution to be less competitive, all of which could have a material adverse effect on our business.
Risks Related to Ownership of Our Securities
The price of our common stock and warrants may be volatile.
The price of our common stock, as well as our warrants, may fluctuate due to a variety of factors, including:
•changes in the industry in which we operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business, or changes in policies with respect to student loan forgiveness;
•our ability to complete the acquisition of a national bank charter;
•changes in interest rates;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;

•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock or warrants available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, inflation, local and national elections, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
If analysts publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly. In addition, analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these research analysts.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the lock-up restrictions agreed to into in connection with the Agreement and our bylaws, subject to certain exceptions, SCH Sponsor V LLC (the “Sponsor”), Jay Parikh, stockholders of SoFi and holders of SoFi awards prior to the Business Combination (the “SoFi Stockholders”), and SoFi Stockholders who beneficially owned 5% or greater of SoFi and certain executive officers of SoFi were contractually restricted from selling or transferring any of its or their shares of common stock (not including the shares of common stock issued in the PIPE Investment pursuant to the terms of the Subscription Agreements) (the “Lock-up Shares”). Such restrictions began at closing of the Business Combination and ended (I) in the case of the lock-up restrictions agreed to in connection with the Agreement, with respect to the Sponsor and certain of the SoFi Stockholders on July 27, 2021 with respect to 83.33% of the Lock-up Shares and (II) in the case of the restrictions contained in our bylaws with respect to the SoFi Stockholders on June 27, 2021.
Following the expiration of the remaining Lock-up Shares described above, the Sponsor and the SoFi Stockholders will not be restricted from selling the shares of common stock held by them, other than by applicable securities laws. Additionally, the third party investors that participated in the PIPE Investment (the “Third Party PIPE Investors”) are not restricted from selling any of the shares of common stock acquired in the PIPE Investment following the closing of the Business Combination, other than by applicable securities laws. As such, sales of a substantial number of shares of common stock in the public market could occur at any time. We have filed with the SEC, and the SEC has declared effective, a registration statement covering shares of our common stock issued in connection with the Agreement, including shares issued to the Third Party PIPE Investors, among others, to facilitate such sales. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our common stock to decline or increase the volatility in the market price of our common stock.
Our warrants are exercisable for shares of common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding warrants to purchase an aggregate of 40,295,990 shares of common stock will become exercisable in accordance with the terms of the warrant agreements governing those securities. As of the date of this Quarterly Report on Form 10-Q, 12,170,990 of our warrants are exercisable. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will remain in the money prior to their expiration, and as such, the warrants may expire worthless.
The terms of the public warrants and private placement warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants approve of such amendment.
The warrant agreement governing the public warrants and private placement warrants provides that (a) the terms of the public warrants and private placement warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the Proxy Statement/Prospectus, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding warrants; provided that any amendment that solely affects the terms of the Sponsor-held private placement warrants or any provision of the warrant agreement solely with respect to the Sponsor-held private placement warrants will also require at least 65% of the then outstanding Sponsor-held private placement warrants.
Accordingly, we may amend the terms of the public warrants and private placement warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants and private placement warrants with the consent of at least 65% of the then outstanding public warrants is unlimited (subject to the proviso in the preceding paragraph), examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants and private placement warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a public warrants and private placement warrants.
We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making the warrants worthless.
We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the reference value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant). If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the outstanding public warrants as described above could force a holder to: (i) exercise its public warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so; (ii) sell its public warrants at the then-current market price when such holder might otherwise wish to hold its public warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of the holder’s public warrants. None of the Sponsor-held private placement warrants are redeemable by us (subject to limited exceptions) so long as they are held by Sponsor or its permitted transferees.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their public warrants prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of common stock. The value received upon exercise of the public warrants (i) may be less than the value the holders would have received if they had exercised their public warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the public warrants, including because the number of ordinary shares received is capped at 0.361 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the public warrants.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute our stockholders. We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
If Nasdaq delists our shares of common stock or warrants from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
The Delaware General Corporation Law (the “DGCL”) and our organizational documents contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. Additionally, these provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our organizational documents include provisions regarding:
•the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the prohibition of cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•limitations on the liability of, and the indemnification of, our directors and officers;
•the ability of our board of directors to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the board of directors or management of our company.
The provisions of our bylaws requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.
Our bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers or other employees arising pursuant to any provision of the DGCL or our bylaws or Certificate of Incorporation (as either may be amended from time to time), (iv) any action asserting a claim related to or involving our company that is governed by the internal affairs doctrine, and (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to actions or claims arising under the Exchange Act. Our bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, will be the United States Federal District Courts. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; our stockholders cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.
These provisions may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against our company, a court could find the choice of forum provisions contained in the Bylaws to be inapplicable or unenforceable in such action.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That may Yet Be Purchased Under the Plans or Programs
May 1 – May 31, 2021(1)	15,000,000	$10.00	—	$—
Total	15,000,000	$10.00	—	$—
__________________
(1)On May 28, 2021, concurrently with the Closing of the Business Combination, the Company repurchased 15,000,000 shares of redeemable common stock for an aggregate purchase price of $150.0 million from a previous SoFi redeemable preferred stockholder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoFi Technologies, Inc.
(Registrant)

Date:	August 16, 2021	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer