Form 10-Q
period 2021-09-30
SoFi Technologies, Inc.
filed 2021-11-15
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 4, 2021 was 806,916,607 shares.

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
As a result of the Business Combination completed on May 28, 2021, share and per share amounts presented in this Quarterly Report on Form 10-Q for periods prior to the Business Combination for Social Finance, Inc. have been retroactively converted by application of the exchange ratio of 1.7428. For more information regarding the Business Combination, see Item I, Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; and new products, services and related strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “opportunity”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•the effect of and uncertainties related to the ongoing COVID-19 pandemic (including any government responses thereto) and any continued recovery from the impact of the COVID-19 pandemic;
•our ability to achieve and maintain profitability in the future;
•the impact on our business of the regulatory environment and complexities with compliance;
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
•our ability to diversify our core student loan business into other lending products and broaden our suite of financial services offerings;
•our ability to realize the benefits of our strategy, including what we refer to as our financial services productivity loop, and achieve scale in our Financial Services segment;
•our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•our ability to establish and maintain an effective system of internal controls over financial reporting;
•our ability to maintain the listing of our securities on Nasdaq;
•our ability to realize the anticipated benefits of the Business Combination; and
•the outcome of any legal or governmental proceedings that may be instituted against us.
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

TRADEMARKS
This document contains references to trademarks, service marks and trade names owned by us or belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this document may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we or the applicable licensor will not assert, to the fullest extent under applicable law, our or its rights to these trademarks, service marks and trade names. SoFi Technologies does not intend its use or display of other companies’ trademarks, service marks or trade names to imply a relationship with, or endorsement or sponsorship of it by, any other companies. All trademarks, service marks and trade names included in this document are the property of their respective owners.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$533,523	$872,582
Restricted cash and restricted cash equivalents(1)	320,705	450,846
Investments in available-for-sale securities (amortized cost of $196,956 and $0, respectively)	197,203	—
Loans, less allowance for credit losses on loans at amortized cost of $3,000 and $219, respectively(1)(2)	4,865,558	4,879,303
Servicing rights	163,474	149,597
Securitization investments	392,058	496,935
Equity method investments	19,979	107,534
Property, equipment and software	99,260	81,489
Goodwill	898,527	899,270
Intangible assets	301,191	355,086
Operating lease right-of-use assets	117,748	116,858
Related party notes receivable	—	17,923
Other assets, less allowance for credit losses of $1,959 and $562, respectively	174,098	136,076
Total assets	$8,083,324	$8,563,499
Liabilities, temporary equity and permanent equity (deficit)
Liabilities:
Accounts payable, accruals and other liabilities(1)	325,456	412,950
Operating lease liabilities	139,903	139,796
Debt(1)	2,770,226	4,798,925
Residual interests classified as debt(1)	103,898	118,298
Warrant liabilities	174,938	39,959
Total liabilities	3,514,421	5,509,928
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(3):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 570,562,965 shares authorized; 3,234,000 and 469,150,522 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	320,374	3,173,686
Permanent equity (deficit):
Common stock, $0.00 par value: 3,100,000,000 and 789,167,056 shares authorized; 805,667,914 and 115,084,358 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively(4)	80	—
Additional paid-in capital	5,321,009	579,228
Accumulated other comprehensive loss	(458)	(166)
Accumulated deficit	(1,072,102)	(699,177)
Total permanent equity (deficit)	4,248,529	(120,115)
Total liabilities, temporary equity and permanent equity (deficit)	$8,083,324	$8,563,499
_______________
(1)Financial statement line items include amounts in consolidated variable interest entities (“VIEs”). See Note 5.
(2)As of September 30, 2021 and December 31, 2020, includes loans measured at fair value of $4,793,546 and $4,859,068, respectively, and loans measured at amortized cost of $72,012 and $20,235, respectively. See Note 1, Note 4, Note 7 and Note 8.
(3)Redemption amounts are $323,400 and $3,210,470 as of September 30, 2021 and December 31, 2020, respectively.
(4)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of September 30, 2021, and 8,714,000 shares authorized and 2,406,549 shares outstanding as of December 31, 2020. See Note 11 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Loans	$89,844	$81,130	$246,743	$244,731
Securitizations	2,999	5,337	11,260	18,898
Related party notes	—	778	211	2,709
Other	758	872	2,023	5,126
Total interest income	93,601	88,117	260,237	271,464
Interest expense
Securitizations and warehouses	19,360	34,280	75,418	121,481
Corporate borrowings	1,366	4,345	7,752	8,849
Other	500	280	1,400	2,026
Total interest expense	21,226	38,905	84,570	132,356
Net interest income	72,375	49,212	175,667	139,108
Noninterest income
Loan origination and sales	142,147	103,869	362,211	271,082
Securitizations	(4,551)	12,752	(6,613)	(63,002)
Servicing	458	(6,637)	(11,875)	(18,298)
Technology Platform fees	49,951	35,405	140,560	51,607
Other	11,626	6,186	39,314	13,544
Total noninterest income	199,631	151,575	523,597	254,933
Total net revenue	272,006	200,787	699,264	394,041
Noninterest expense
Technology and product development	74,434	55,428	209,771	143,432
Sales and marketing	114,985	77,458	297,170	204,395
Cost of operations	69,591	51,821	187,785	125,886
General and administrative	40,461	58,766	373,374	161,284
Provision for credit losses	2,401	—	2,887	—
Total noninterest expense	301,872	243,473	1,070,987	634,997
Loss before income taxes	(29,866)	(42,686)	(371,723)	(240,956)
Income tax (expense) benefit	(181)	(192)	(1,202)	99,519
Net loss	$(30,047)	$(42,878)	$(372,925)	$(141,437)
Other comprehensive income (loss)
Unrealized losses on available-for-sale securities, net	(150)	—	(150)	—
Foreign currency translation adjustments, net	204	24	(142)	(19)
Total other comprehensive income (loss)	54	24	(292)	(19)
Comprehensive loss	$(29,993)	$(42,854)	$(373,217)	$(141,456)
Loss per share (Note 16)
Loss per share – basic	$(0.05)	$(0.70)	$(0.94)	$(2.38)
Loss per share – diluted	$(0.05)	$(0.70)	$(0.94)	$(2.38)
Weighted average common stock outstanding – basic	800,565,830	75,320,032	429,750,486	72,296,724
Weighted average common stock outstanding – diluted	800,565,830	75,320,032	429,750,486	72,296,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at June 30, 2021	794,692,813	$79	$5,249,878	$(512)	$(1,042,055)	$4,207,390	3,234,000	$320,374
Stock-based compensation expense	—	—	72,681	—	—	72,681	—	—
Vesting of RSUs	8,081,148	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(555,031)	—	(8,637)	—	—	(8,637)	—	—
Exercise of common stock options	3,448,984	—	17,277	—	—	17,277	—	—
Redeemable preferred stock dividends	—	—	(10,189)	—	—	(10,189)	—	—
Net loss	—	—	—	—	(30,047)	(30,047)	—	—
Other comprehensive income, net	—	—	—	54	—	54	—	—
Balance at September 30, 2021	805,667,914	$80	$5,321,009	$(458)	$(1,072,102)	$4,248,529	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	66,034,174	$—	$579,228	$(166)	$(699,177)	$(120,115)	256,459,941	$3,173,686
Retroactive conversion of shares due to Business Combination	49,050,184	—	—	—	—	—	212,690,581	—
Balance at January 1, 2021, as converted	115,084,358	—	579,228	(166)	(699,177)	(120,115)	469,150,522	3,173,686
Stock-based compensation expense	—	—	162,289	—	—	162,289	—	—
Vesting of RSUs	12,026,846	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(2,088,755)	—	(37,240)	—	—	(37,240)	—	—
Exercise of common stock options	5,652,778	—	20,642	—	—	20,642	—	—
Redeemable preferred stock dividends	—	—	(30,236)	—	—	(30,236)	—	—
Issuance of contingently issuable stock	1,281,132	—	—	—	—	—	—	—
Cancellation of redeemable preferred stock related to business combination	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	(15,000,000)	(150,000)
Change in par for historical SoFi common stock	—	12	(12)	—	—	—	—	—
Net loss	—	—	—	—	(372,925)	(372,925)	—	—
Other comprehensive loss, net	—	—	—	(292)	—	(292)	—	—
Balance at September 30, 2021	805,667,914	$80	$5,321,009	$(458)	$(1,072,102)	$4,248,529	3,234,000	$320,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit) (Continued)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Deficit	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at June 30, 2020	42,612,505	$—	$220,708	$(64)	$(573,157)	$(352,513)	271,557,528	$3,253,887
Retroactive conversion of shares due to Business Combination	31,652,569	—	—	—	—	—	224,534,257	—
Balance at June 30, 2020, as converted	74,265,074	—	220,708	(64)	(573,157)	(352,513)	496,091,785	3,253,887
Stock-based compensation expense	—	—	26,551	—	—	26,551	—	—
Equity-based payments to non-employees	130,710	—	—	—	—	—	—	—
Vesting of RSUs	3,159,362	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,211,516)	—	(8,857)	—	—	(8,857)	—	—
Exercise of common stock options	964,453	—	1,432	—	—	1,432	—	—
Redeemable preferred stock dividends	—	—	(10,189)	—	—	(10,189)	—	—
Note receivable issuance to stockholder, inclusive of interest	—	—	(332)	—	—	(332)	—	—
Note receivable payments from stockholder, inclusive of interest	—	—	6,494	—	—	6,494	—	—
Net loss	—	—	—	—	(42,878)	(42,878)	—	—
Other comprehensive income, net	—	—	—	24	—	24	—	—
Balance at September 30, 2020	77,308,083	$—	$235,807	$(40)	$(616,035)	$(380,268)	496,091,785	$3,253,887

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Deficit	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2020	39,614,844	$—	$135,517	$(21)	$(474,558)	$(339,062)	218,814,230	$2,439,731
Retroactive conversion of shares due to Business Combination	29,425,906	—	—	—	—	—	185,356,535	—
Balance at January 1, 2020, as converted	69,040,750	—	135,517	(21)	(474,558)	(339,062)	404,170,765	2,439,731
Stock-based compensation expense	—	—	69,781	—	—	69,781	—	—
Equity-based payments to non-employees	130,710	—	908	—	—	908	—	—
Vesting of RSUs	8,349,112	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(3,242,490)	—	(21,485)	—	—	(21,485)	—	—
Exercise of common stock options	1,121,332	—	1,847	—	—	1,847	—	—
Vested stock options assumed in acquisition	—	—	32,197	—	—	32,197	—	—
Common stock purchases	(10,687)	—	—	—	(40)	(40)	—	—
Redeemable preferred stock dividends	—	—	(30,346)	—	—	(30,346)	—	—
Note receivable issuance to stockholder, inclusive of interest	—	—	(1,671)	—	—	(1,671)	—	—
Note receivable payments from stockholder, inclusive of interest	—	—	33,494	—	—	33,494	—	—
Issuance of redeemable preferred stock in acquisition	—	—	—	—	—	—	91,921,020	814,156
Issuance of common stock in acquisition	1,919,356	—	15,565	—	—	15,565	—	—
Net loss	—	—	—	—	(141,437)	(141,437)	—	—
Other comprehensive loss, net	—	—	—	(19)	—	(19)	—	—
Balance at September 30, 2020	77,308,083	$—	$235,807	$(40)	$(616,035)	$(380,268)	496,091,785	$3,253,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(372,925)	$(141,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,041	44,346
Deferred debt issuance and discount expense	14,228	22,893
Stock-based compensation expense	162,289	69,781
Equity-based payments to non-employees	—	908
Deferred income taxes	699	(99,551)
Equity method investment earnings	21	(6,508)
Accretion of seller note interest expense	—	4,556
Fair value changes in residual interests classified as debt	19,261	28,815
Fair value changes in securitization investments	(7,106)	(11,402)
Fair value changes in warrant liabilities	96,504	6,371
Fair value adjustment to related party notes receivable	(169)	319
Other	(4,240)	803
Changes in operating assets and liabilities:
Originations and purchases of loans	(9,375,583)	(8,081,253)
Proceeds from sales and repayments of loans	9,297,238	7,643,289
Other changes in loans	2,138	(36,010)
Servicing assets	(13,877)	43,970
Related party notes receivable interest income	1,399	65
Other assets	(26,883)	(17,495)
Accounts payable, accruals and other liabilities	18,037	43,025
Net cash used in operating activities	$(113,928)	$(484,515)
Investing activities
Purchases of property, equipment, software and intangible assets	$(38,445)	$(17,617)
Related party notes receivable issuances	—	(7,643)
Proceeds from repayment of related party notes receivable	16,693	—
Proceeds from sales of available-for-sale investments	15,789	—
Purchases of available-for-sale investments	(205,128)	—
Proceeds from non-securitization investments	109,534	974
Purchases of non-securitization investments	(20,000)	(145)
Proceeds from securitization investments	201,093	245,087
Acquisition of business, net of cash acquired	—	(32,392)
Net cash provided by investing activities	$79,536	$188,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Financing activities
Proceeds from debt issuances	$6,296,901	$8,134,412
Repayment of debt	(8,368,904)	(7,719,848)
Payment of debt issuance costs	(5,136)	(14,115)
Taxes paid related to net share settlement of stock-based awards	(37,240)	(21,485)
Purchases of common stock	(526)	(40)
Redemptions of redeemable common and preferred stock	(282,859)	—
Proceeds from Business Combination and PIPE Investment	1,989,851	—
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	(26,951)	—
Proceeds from stock option exercises	20,642	1,847
Note receivable principal repayments from stockholder	—	30,720
Payment of redeemable preferred stock dividends	(20,047)	(20,157)
Finance lease principal payments	(397)	(244)
Net cash (used in) provided by financing activities	$(434,666)	$391,090
Effect of exchange rates on cash and cash equivalents	(142)	(19)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(469,200)	$94,820
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,323,428	690,206
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$854,228	$785,026

Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$533,523	$493,047
Restricted cash and restricted cash equivalents	320,705	291,979
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$854,228	$785,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental non-cash investing and financing activities
Securitization investments acquired via loan transfers	$89,111	$151,768
Non-cash property, equipment, software and intangible asset additions	859	—
Deconsolidation of residual interests classified as debt	—	101,718
Deconsolidation of securitization debt	—	770,918
Costs directly attributable to the issuance of common stock paid in 2020	588	—
Reduction to temporary equity associated with purchase price adjustments	743	—
Warrant liabilities recognized in conjunction with the Business Combination	200,250	—
Series H warrant liabilities conversion to common stock warrants	39,959	—
Conversion of temporary equity into permanent equity in conjunction with the Business Combination	2,702,569	—
Seller note issued in acquisition	—	243,998
Redeemable preferred stock issued in acquisition	—	814,156
Common stock options assumed in acquisition	—	32,197
Issuance of common stock in acquisition	—	15,565
Finance lease right-of-use assets acquired	—	15,100
Property, equipment and software acquired in acquisition	—	2,026
Debt assumed in acquisition	—	5,832
Redeemable preferred stock dividends accrued but unpaid	10,189	10,189
Available-for-sale investment securities purchased but unpaid	7,712	—
Deferred debt issuance costs accrued but unpaid	850	1,630

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
SoFi Technologies, Inc. is a financial services platform. SoFi was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending strategy to offer home loans, personal loans and credit cards. The Company has also developed non-lending financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. Through strategic acquisitions, the Company expanded its investment product offerings into Hong Kong, and also operates as a platform-as-a-service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features. For additional information on these business combinations, see Note 2. For additional information on our reportable segments, see Note 17.
Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts were eliminated in consolidation. The unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). We condensed or omitted certain notes and other financial information from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Unaudited Condensed Consolidated Financial Statements related to the three and nine months ended September 30, 2021 and 2020 are unaudited and should be read in conjunction with the annual consolidated statements included in our prospectus filing on Form 424B3 filed with the SEC on May 7, 2021. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
As a result of the Business Combination completed on May 28, 2021, prior period share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements and these related notes have been retroactively converted in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. See Note 2 for additional information.
Use of Judgments, Assumptions and Estimates
The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. These judgments, assumptions and estimates include, but are not limited to, the following: (i) fair value measurements; (ii) stock-based compensation expense; (iii) consolidation of variable interest entities; and (iv) business combinations. These judgments, estimates and assumptions are inherently subjective in nature and, therefore, actual results may differ from our estimates and assumptions.

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
The Business Combination with SCH during the nine-months ended September 30, 2021 was accounted for as a reverse recapitalization. See Note 2 for additional information.
Consolidation of Variable Interest Entities
We enter into arrangements in which we originate loans, establish a special purpose entity (“SPE”), and transfer loans to the SPE. We retain the servicing rights of those loans and hold additional interests in the SPE. We evaluate each such arrangement to determine whether we have a variable interest. If we determine that we have a variable interest in an SPE, we then determine whether the SPE is a VIE. If the SPE is a VIE, we assess whether we are the primary beneficiary of the VIE, such that we must consolidate the VIE on our consolidated balance sheets. To determine if we are the primary beneficiary, we identify the most significant activities and determine who has the power over those activities, and who absorbs the variability in the economics of the VIE. As of September 30, 2021 and December 31, 2020, we had 13 and 15 consolidated VIEs, respectively, on our consolidated balance sheets. Refer to Note 5 for more details regarding our consolidated VIEs. As of September 30, 2021 and December 31, 2020, there was one and one consolidated VIE, respectively, which did not have securitization debt.
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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. As a result, the related gains and losses for assets and liabilities within the Level 3 category presented in Note 8 may include changes in fair value that are attributable to both observable and unobservable inputs.
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
As a component of the loan sale agreements, we make certain representations to third parties that purchase our previously-held loans, some of which include Federal National Mortgage Association (“FNMA”) repurchase requirements and all of which are standard in nature and do not constrain our ability to recognize a sale for accounting purposes. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans arising from these representations are accrued if probable and estimable. Pursuant to ASC 460, Guarantees, we establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the consolidated balance sheets, with the corresponding charges recorded within noninterest income — loan origination and sales in the consolidated statements of operations and comprehensive income (loss).
Cash and Cash Equivalents
Cash and cash equivalents primarily include unrestricted deposits with financial institutions in checking, money market and short-term certificate of deposit accounts and certain short-term commercial paper. We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents consist primarily of cash deposits, certificate of deposit accounts held on reserve, money market funds held by consolidated VIEs, funds reserved for committed stock purchases, and collection balances. These accounts are earmarked as restricted because these balances are either member balances held in our custody, cash segregated for regulatory purposes associated with brokerage activities, escrow requirements for certain debt facilities and derivative agreements, deposits required by various bank holding companies we partner with (“Member Banks”) that support one or more of our products, loan collection balances awaiting disbursement, consolidated VIE cash balances that we cannot use for general operating purposes, or other legally restricted balances.
Investments in Debt Securities
In the third quarter of 2021, we began investing in debt securities. The accounting and measurement framework for our investments in debt securities is determined based on the security classification. We classify investments in debt securities as available-for-sale (“AFS”) when we do not have an intent and ability to hold the securities until maturity. We do not hold investments in debt securities for trading purposes. As of September 30, 2021, all of our investments in debt securities were classified as AFS. Hereafter, these investments are referred to as “investments in AFS debt securities”.
We record investments in AFS debt securities at fair value in our consolidated balance sheets, with unrealized gains and losses recorded, net of tax, as a component of accumulated other comprehensive income (loss) (“AOCI”). See Note 8 for additional information on our fair value estimates for investments in AFS debt securities. The amortized cost basis of our investments in AFS debt securities reflects the security’s acquisition cost, adjusted for amortization of premium or accretion of discount, and net of deferred fees and costs, collection of cash and charge-offs, as applicable. The fair values of our investments in AFS debt securities reflect the amortized cost basis adjusted for accrued interest and unrealized gains and losses. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification. We elected to present accrued interest for AFS debt securities within investments in available-for-sale securities in the consolidated balance sheets. Purchase discounts, premiums, and other basis adjustments for investments in AFS debt securities are generally amortized into interest income over the contractual life of the security using the effective interest method. However, premiums on certain callable debt securities are amortized to the earliest call date. Amortization of premiums and discounts and other basis adjustments for investments in AFS debt securities, as well as interest income earned on the investments, are recognized within interest income—other, and realized gains and losses on investments in AFS debt securities are recognized within noninterest income – other in the consolidated statements of operations and comprehensive income (loss).
As of September 30, 2021, our investments in AFS debt securities portfolio includes agency to-be-announced (“TBA”) securities, which are securities that will be delivered under the purchase contract at a later date when the underlying security is issued. We made a policy election to account for contracts to purchase or sell existing securities on a trade-date basis and, as such, we record the purchase at inception of the contract on a gross basis, with the offsetting payable for the settlement amount recorded within accounts payable, accruals and other liabilities in the consolidated balance sheets.
In accordance with ASC 326-30, Financial Instruments—Credit Losses—Available-For-Sale Debt Securities, an investment in AFS debt security is considered impaired if its fair value is less than its amortized cost. If we determine that we have the intent to sell the impaired investment in AFS debt security, or if it is more likely than not that we will be required to sell the impaired investment in AFS debt security before recovery of its amortized cost, we recognize the full impairment loss reflecting the difference between the amortized cost (net of any prior recognized allowance) and the fair value of the investment in AFS debt security within noninterest income — other in the consolidated statements of operations and comprehensive income (loss). If neither of the above conditions exists, we evaluate whether the impairment loss is attributable to credit-related or non-credit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of taxes. See “Allowance for Credit Losses” below for the factors we consider in identifying credit-related impairment and the treatment of credit losses.
See Note 3 for additional information on our investments in AFS debt securities.
Loans
As of September 30, 2021, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value, and credit card loans, which are measured at amortized cost. As of December 31, 2020, we also had a commercial loan, which is further discussed below.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Fair Value
Our personal loans, student loans and home loans are carried at fair value on a recurring basis and, therefore, all direct fees and costs related to the origination process are recognized in earnings as earned or incurred. We elected the fair value option to measure these loans, as we believe that fair value best reflects the expected economic performance of the loans, as well as our intentions given our gain on sale origination model. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income — loan origination and sales in the consolidated statements of operations and comprehensive income (loss). Our consolidated loans are originated with the intention to sell to third-party purchasers and are, therefore, considered held for sale. Securitized loans are assets held by consolidated SPEs as collateral for bonds issued, for which fair value changes are recorded within noninterest income — securitizations in the consolidated statements of operations and comprehensive income (loss). Gains or losses recognized upon deconsolidation of a VIE are also recorded within noninterest income — securitizations.
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
For personal loans and student loans, delinquent loans are charged off after 120 days of delinquency or on the date of confirmed loss. For home loans, delinquent loans are charged off after 180 days of delinquency or on the date of confirmed loss. For all loans, we stop accruing interest and reverse all accrued but unpaid interest on the date of charge off. Additional information about our loans measured at fair value is included in Note 4 through Note 6, as well as Note 8.
Loans Measured at Amortized Cost
As of September 30, 2021 and December 31, 2020, loans measured at amortized cost included credit card loans. We launched our credit card product in the third quarter of 2020, which was expanded to a broader market in the fourth quarter of 2020. Our credit card loan portfolio had a carrying value of $72,012 and $3,723 as of September 30, 2021 and December 31, 2020, respectively. During the fourth quarter of 2020, we also issued a commercial loan, which had a principal balance of $16,500 and accumulated unpaid interest of $12 as of December 31, 2020, all of which was repaid in January 2021. For loans measured at amortized cost, we present accrued interest within interest income — loans in the consolidated balance sheets.
Allowance for Credit Losses
Effective January 1, 2020, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which requires upfront recognition of lifetime expected credit losses using a current expected credit loss model. As of September 30, 2021, the standard was applicable to (i) cash equivalents and restricted cash equivalents, (ii) accounts receivable from contracts with customers, inclusive of servicing related receivables, (iii) margin receivables, which were attributable to our activities at 8 Limited, (iv) certain loan repurchase reserves representing guarantees of credit exposure, (v) loans measured at amortized cost, including credit card loans, and (vi) investments in AFS debt securities. Our approaches to measuring the allowance for credit losses on the applicable financial assets are as follows:
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Accounts receivable from contracts with customers: Accounts receivable from contracts with customers as of the balance sheet dates are recorded at their original invoice amounts reduced by any allowance for credit losses. In accordance with the standard, we pool our accounts receivable, all of which are short-term in nature and arise from contracts with customers, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. Certain of our historical accounts receivable balances did not have any write-offs. We use the aging method and historical loss rates as a basis for estimating the percentage of current and delinquent accounts receivable balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In applying such adjustments, we primarily evaluate changes in customer creditworthiness, current economic conditions, expectations of near-term economic trends and changes in customer payment terms and collection trends. For the measurement dates presented herein, given our methods of collecting funds, and that we have not observed meaningful changes in our customers’ payment behavior, we determined that our historical loss rates remained most indicative of our lifetime expected losses. We record the provision for credit losses on accounts receivable from contracts with customers within noninterest expense — general and administrative in the consolidated statements of operations and comprehensive income (loss).
When we determine that a receivable is not collectible, we write off the uncollectible amount as a reduction to both the allowance and the gross asset balance. Recoveries are recorded when received and credited to provision for credit losses. Accrued interest is excluded from the measurement of the allowance for credit losses. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for credit losses being recognized in the period in which the change occurs. See Note 7 for a rollforward of the allowance for credit losses related to our accounts receivable.
Margin receivables: Our margin receivables, which are associated with margin lending services we offer to members through 8 Limited, are fully collateralized by the borrowers’ securities under collateral maintenance provisions, to which we regularly monitor adherence. Therefore, using the practical expedient in ASC 326-20-35-6, Financial Instruments — Credit Losses, we did not record expected credit losses on this pool of margin receivables, as the fair value of the underlying collateral is expected to exceed the amortized cost of the receivables.
Loan repurchase reserves: We issue financial guarantees related to certain non-agency loan transfers, which are subject to repurchase based on the occurrence of certain credit-related events within a specified amount of time following loan transfer, which does not exceed 90 days from origination. We estimate the contingent guarantee liability based on our historical repurchase activity for similar types of loans and assess whether adjustments to our historical loss experience are required based on current conditions and forecasts of future conditions, as appropriate, as our exposure under the guarantee is short-term in nature. See Note 15 for additional information on our guarantees.
Credit card loans: Our estimates of the allowance for credit losses as of September 30, 2021 and December 31, 2020 were $3,000 and $219, respectively. Accordingly, our estimate of the allowance for credit losses as of December 31, 2020 was immaterial to the consolidated financial statements. During the third quarter of 2021, we began to segment pools of credit card loans based on consumer credit score bands as measured using FICO scores obtained at the origination of the account (“origination FICO”) and also by delinquency status, which may be adjusted using other risk-differentiating attributes to model charge-off probabilities and the average life over which expected credit losses may occur for the credit card loans within each pool. As our historical internal risk tiers were assigned primarily based on origination FICO, our pooling of our historical assets did not materially change, nor would there have been a material impact on our historical provision for credit losses if we had utilized our current credit quality indicators when setting our historical provision. The pools estimate the likelihood of borrowers with similar origination FICO scores to pay credit obligations based on aggregate credit performance data. When necessary, we apply separate credit loss assumptions to assets that have deteriorated in credit quality such that they no longer share similar risk characteristics with other assets in the same FICO score band. We either estimate the allowance for credit losses on such non-performing assets individually based on individual risk characteristics or as part of a distinct pool of assets that shares similar risk characteristics. We reassess our credit card pools periodically to confirm that all loans within each pool continue to share similar risk characteristics.
We establish an allowance for the pooled credit card loans within each pool utilizing the risk model described above, which may then be adjusted for current conditions and reasonable and supportable forecasts of future conditions, including economic conditions. We apply the probability-of-default and loss-given-default assumptions to the drawn balance of credit card loans within each pool to estimate the lifetime expected credit losses within each pool, which are then aggregated to determine the allowance for credit losses. We do not measure credit losses on the undrawn credit exposure, as such undrawn credit exposure is unconditionally cancellable by us. Management further considers an evaluation of overall portfolio credit quality based on

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
indicators such as changes in our credit decisioning process, underwriting and collection management policies; the effects of external factors, such as regulatory requirements; general economic conditions; and inherent uncertainties in applying the methodology. We record the provision for credit losses on credit card loans within noninterest expense — provision for credit losses in the consolidated statements of operations and comprehensive income (loss).
Credit card loans are reported as delinquent when they become 30 or more days past due. Credit card loans are charged off after 180 days of delinquency or on the date of the confirmed loss, at which time we stop accruing interest and reverse all accrued but unpaid interest through interest income as of such date. When a credit card loan is charged off, we record a reduction to the allowance and the credit card loan balance. When recovery payments are received against charged off credit card loans, we record a direct reduction to the provision for credit losses and resume the accrual of interest. Credit card receivables associated with alleged or potential fraudulent transactions are charged off through noninterest expense — general and administrative in the consolidated statements of operations and comprehensive income (loss).
There were no credit card loans on nonaccrual status as of September 30, 2021 and December 31, 2020. Credit card loans charged off due to alleged or potential fraudulent transactions, net of recoveries, during the three and nine months ended September 30, 2021 were $626 and $967, respectively. Accrued interest receivables written off during the three and nine months ended September 30, 2021 were immaterial. See Note 7 for a rollforward of the allowance for credit losses related to our credit card loans.
We elected to exclude interest on credit card loans from the measurement of our allowance, as our policy allows for accrued interest to be reversed in a timely manner. Further, we elected the practical expedient to exclude the accrued interest component of our credit card loans from the quantitative disclosures presented in accordance with the guidance.
Credit Quality Indicators
The primary credit quality indicators that are important to understanding the overall credit performance of our credit card borrowers and their ability to repay are reflected by delinquency status and by credit performance expectations, as segmented by credit score bands as of September 30, 2021. The Company monitors these credit quality indicators on an ongoing basis.
The following table presents the amortized cost basis of our credit card loan portfolio (excluding accrued interest and before the allowance for credit losses) by either current or delinquency status as of the dates indicated:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
September 30, 2021
Credit card loans	$71,619	1,123	719	889	2,731	$74,350
December 31, 2020
Credit card loans	$3,864	74	2	—	76	$3,940
_______________
(1)As of September 30, 2021, all of the credit card loans that were 90 days or more past due continued to accrue interest.
(2)Presented before allowance for credit losses of $3,000 and $219 as of September 30, 2021 and December 31, 2020, respectively, and excludes accrued interest of $662 and $2, respectively.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our credit card loan portfolio (excluding accrued interest and before the allowance for credit losses) as of September 30, 2021 based on origination FICO. Generally, higher origination FICO score bands reflect higher anticipated credit performance than lower origination FICO score bands.

Origination FICO	September 30, 2021
≥ 800	$6,114
780 – 799	5,373
760 – 779	6,088
740 – 759	8,300
720 – 739	10,782
700 – 719	13,641
680 – 699	13,447
660 – 679	8,516
640 – 659	552
< 640	1,537
Total credit card loans	$74,350
Investments in AFS debt securities: An allowance for credit losses on our investments in AFS debt securities is required for any portion of impaired securities that is determined to be attributable to credit-related factors. Factors considered in evaluating credit losses include adverse conditions, specifically related to the industry, geographic area or financial condition of the issuer; and payment structure of the security. Credit-related impairment is not recognized within other comprehensive income (loss), but rather recognized as an allowance for credit losses in the consolidated balance sheets with a corresponding adjustment to noninterest expense — provision for credit losses in the consolidated statements of operations and comprehensive income (loss). Such credit losses are limited to the amount of the total impairment. We did not recognize an allowance for credit losses on impaired investments in AFS debt securities as of September 30, 2021.
Servicing Rights
Each time we enter into a servicing agreement, either in connection with transfers of our financial assets or in connection with a referral fulfillment arrangement we entered into during 2021 in which we are a sub-servicer for financial assets that we do not legally own, we determine whether we should record a servicing asset, servicing liability, or neither a servicing asset nor liability. We elected the fair value option to measure our servicing rights subsequent to initial recognition. We measure the initial and subsequent fair value of our servicing rights using a discounted cash flow methodology, which includes our contractual servicing fee, ancillary income, prepayment rate assumptions, default rate assumptions, a discount rate commensurate with the risk of the servicing asset or liability being valued, and an assumed market cost of servicing, which is based on active quotes from third-party servicers. For servicing rights retained in connection with loan transfers that do not meet the requirements for sale accounting treatment, there is no recognition of a servicing asset or liability.
Servicing rights in connection with transfers of financial assets are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income — loan origination and sales in the consolidated statements of operations and comprehensive income (loss). Servicing rights assumed from third parties for financial assets for which we are not the loan originator are initially measured at fair value and recognized within noninterest income — servicing in the consolidated statements of operations and comprehensive income (loss). Servicing rights are measured at fair value at each subsequent reporting date and changes in fair value are reported in earnings in the period in which they occur. Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income — servicing in the consolidated statements of operations and comprehensive income (loss). We elected the fair value option to measure our servicing rights to better align with the valuation of our transferred loans, which also tend to share a similar risk profile to the personal loan servicing we assume from third parties when we are not the loan originator. The loans are also impacted by similar factors, such as conditional prepayment rates. We consider the risk of the assets and the observability of inputs in determining the classes of servicing rights. We have three classes of servicing assets: personal loans, home loans and student loans. There is prepayment and delinquency risk inherent in our servicing rights, but we currently do not use any instruments to mitigate such risks.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
See Note 8 for the key inputs used in the fair value measurements of our classes of servicing rights.
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual interests and asset-backed bonds. We measure these investments at fair value on a recurring basis. Gains and losses related to our securitization investments are reported within noninterest income — securitizations in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available. We classify the residual investments as Level 3 due to the reliance on significant unobservable valuation inputs. We classify asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us.
Our residual investments accrete interest income over the expected life using the effective yield method pursuant to ASC 325-40, Investments — Other, which reflects a portion of the overall fair value adjustment recorded each period on our residual investments. On a quarterly basis, we reevaluate the cash flow estimates over the life of the residual investments to determine if a change to the accretable yield is required on a prospective basis. Additionally, we record interest income associated with asset-backed bonds over the term of the underlying bond using the effective interest method on unpaid bond amounts. Interest income on residual investments and asset-backed bonds is presented within interest income — securitizations in the consolidated statements of operations and comprehensive income (loss).
See Note 8 for the key inputs used in the fair value measurements of our residual investments and asset-backed bonds.
Equity Method Investments
In August 2021, we finalized the purchase of a 5% interest in Lower Holding Company (“Lower”) for $20,000, upon obtaining certain regulatory approvals. This equity method investment expands our home loan origination fulfillment capabilities. Upon the closing of the transaction, we were granted a seat on Lower’s board of directors. Based on accounting guidance in ASC 323-10, Investments — Equity Method and Joint Ventures, we concluded that we have significant influence over the investee because of our representation on its board of directors. However, we do not control the investee and, therefore, account for the investment under the equity method of accounting. The investment was not deemed to be significant under either Regulation S-X, Rule 3-09 or Rule 4-08(g).
We recorded our portion of Lower equity method earnings within noninterest income — other in the consolidated statements of operations and comprehensive income (loss) and as an adjustment to the carrying value of our equity method investment in the consolidated balance sheets. We recognized equity method losses of $21 and $21 during the three and nine months ended September 30, 2021, respectively, which included basis difference amortization. The investment in Lower resulted in a basis difference of $1,769 that was attributable to the excess of the fair value of certain assets measured at amortized cost relative to book value, as well as definite-lived intangible assets. The basis difference is being amortized into income as an offset to equity method earnings over the weighted average life of the assets measured at amortized cost by Lower and the useful life of the separately-identified intangible assets. The amortization range is 1.3 to 5.0 years, and the weighted average amortization period is 3.3 years as of September 30, 2021. Our policy for amortizing separately-identified Lower assets was consistent with our policy for amortizing our assets of a similar type, and our basis for amortizing assets held by Lower at amortized cost was consistent with our experience with similar assets. We did not receive any distributions during the three and nine months ended September 30, 2021.
We will assess our Lower investment for possible impairment when events indicate that the fair value of the investment may be below its carrying value. If a decline in fair value is determined to be other than temporary, we will adjust the carrying value of the investment to its fair value and record the impairment expense within noninterest income — other in the consolidated statements of operations and comprehensive income (loss). In determining whether a decline in fair value is other than temporary, we consider factors such as the duration and extent of the decline, the investee’s financial performance, and our ability and intent to retain the investment for a duration sufficient to allow for any anticipated recovery of the investment’s market value. The cost basis of the investment is not adjusted for subsequent recoveries in fair value. We did not recognize any impairment related to our Lower investment during the three and nine months ended September 30, 2021.
In December 2018, we purchased a 16.7% interest in Apex Clearing Holdings, LLC (“Apex”) for $100,000, which represented our only significant equity method investment at the time. We recorded our portion of Apex equity method earnings within noninterest income — other in the consolidated statements of operations and comprehensive income (loss) and as an

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
increase to the carrying value of our equity method investment in the consolidated balance sheets. We recognized equity method earnings on our investment in Apex of $3,041 and $6,637 during the three and nine months ended September 30, 2020, which included basis difference amortization. During the nine months ended September 30, 2020, we invested an additional $145 in Apex, which increased our equity method investment ownership to 16.8% as of that date.
The seller of the Apex interest had call rights over our initial equity interest in Apex (“Seller Call Option”) from April 14, 2020 to December 14, 2023, which rights were exercised in January 2021. Therefore, we ceased recognizing Apex equity investment income subsequent to the call date. As of December 31, 2020, we measured the carrying value of the Apex equity method investment equal to the call payment that we received in January 2021 of $107,534. There was no equity method investment balance as of September 30, 2021. We did not receive any distributions during the three and nine months ended September 30, 2020.
We also had an equity method investment balance related to a residential mortgage origination joint venture, which was discontinued in the third quarter of 2020, at which point we received a closing distribution of $974 related to the investment and we recognized an immaterial loss on the dissolution date. For the three and nine months ended September 30, 2020, the earnings related to this joint venture were immaterial.
Derivative Financial Instruments
We enter into derivative contracts to manage future loan sale execution risk. We did not elect hedge accounting, as management’s hedging intentions are to economically hedge the risk of unfavorable changes in the fair value of our student loans, personal loans and home loans. Our derivative instruments as of the balance sheet dates included interest rate futures, interest rate swaps, interest rate lock commitments (“IRLC”) and home loan pipeline hedges. The interest rate futures and home loan pipeline hedges are measured at fair value and categorized as Level 1 fair value assets and liabilities, as all contracts held are traded in active markets for identical assets or liabilities and quoted prices are accessible by us at the measurement date. The interest rate swaps are measured at fair value and categorized as Level 2 fair value assets and liabilities, as all contracts held are traded in active markets for similar assets or liabilities and other observable inputs are available at the measurement date. IRLCs are categorized as Level 3 fair value assets and liabilities, as the fair value is highly dependent on an assumed loan funding probability.
In the past, we have also entered into derivative contracts to hedge the market risk associated with some of our non-securitization investments. We did not elect hedge accounting.
In addition, in conjunction with a loan sale agreement we entered into during 2018, we are entitled to receive payments from the buyer of the loans underlying the agreement if the internal rate of return (as defined in the loan sale agreement) on such loans exceeds a specified hurdle, subject to a dollar cap. This provision is referred to as the “purchase price earn-out”. As the purchaser maintains control of the transferred assets and retains the risk of loss, and the assets remain legally isolated from us, the transfer qualified for true sale accounting. We determined that the purchase price earn-out is a derivative asset. Therefore, the purchase price earn-out is measured at fair value on a recurring basis and is categorized as a Level 3 fair value asset, as the fair value is highly dependent on underlying loan portfolio performance. Historically, the purchase price earn-out value was immaterial.
Changes in derivative instrument fair values are recognized in earnings as they occur. Depending on the measurement date position, derivative financial instruments are presented within other assets or accounts payable, accruals and other liabilities in the consolidated balance sheets. Our derivative instruments are reported within net cash provided by (used in) operating activities in the consolidated statements of cash flows.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the gains (losses) recognized on our derivative instruments during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative contracts to manage future loan sale execution risk(1)(2)	$1,305	$(4,125)	$23,439	$(50,412)
IRLCs(1)(3)	(3,191)	(1,365)	(11,051)	15,766
Purchase price earn-out(1)	7,165	—	7,165	—
Special payment(4)	—	—	(21,181)	—
Derivative contracts to manage market risk associated with non-securitization investments(5)	—	—	—	996
Total	$5,279	$(5,490)	$(1,628)	$(33,650)
_____________________
(1) Recorded within noninterest income — loan origination and sales in the consolidated statements of operations and comprehensive income (loss).
(2) The loss recognized during the nine months ended September 30, 2020 was inclusive of a $22,487 gain on credit default swaps that were opened and settled during the period.
(3) IRLCs are not an economic hedge of loan fair values.
(4) In conjunction with the Business Combination, the Amended Series 1 Agreement amended the original special payment provision to provide for a one-time special payment to Series 1 preferred stockholders, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense — general and administrative in the consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will have no subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
(5) For the nine months ended September 30, 2020, the gain was recorded within noninterest income — other in the consolidated statements of operations and comprehensive income (loss). We did not have any such derivative contracts to hedge our non-securitization investments during the 2021 periods.
Certain derivative instruments are subject to enforceable master netting arrangements. Accordingly, we present our net asset or liability position by counterparty in the consolidated balance sheets. Additionally, since our cash collateral balances do not approximate the fair value of the derivative position, we do not offset our right to reclaim cash collateral or obligation to return cash collateral against recognized derivative assets or liabilities. As of September 30, 2021, our derivative instruments were in asset positions totaling $4,554, with no offsetting liability positions and no cash collateral related to our master netting arrangements. As of December 31, 2020, our derivative instruments were in liability positions totaling $2,955, with no offsetting asset positions and cash collateral of $1,746 related to our master netting arrangements. The cash collateral was included within restricted cash and restricted cash equivalents in the consolidated balance sheets.
The following table presents the notional amount of derivative contracts outstanding as of the dates indicated:

	September 30, 2021	December 31, 2020
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$3,035,000	$1,475,000
Interest rate futures	—	3,400,000
Home loan pipeline hedges	575,000	371,000
IRLCs(1)	547,979	630,277
Total	$4,157,979	$5,876,277
_____________________
(1) Amounts correspond with home loan funding commitments subject to IRLC agreements.

While the notional amounts of derivative instruments give an indication of the volume of our derivatives activity, they do not necessarily represent amounts exchanged by parties and are not a direct measure of our financial exposure.
See Note 8 for additional information on our derivative assets and liabilities.
Residual Interests Classified as Debt
For residual interests related to consolidated securitizations, the residual interests held by third parties are presented as residual interests classified as debt in the consolidated balance sheets. We measure residual interests classified as debt at fair

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
value on a recurring basis. We record subsequent measurement changes in fair value in the period in which the change occurs within noninterest income — securitizations in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of residual interests classified as debt using a discounted cash flow methodology, while also considering market data as it becomes available. We classify the residual interests classified as debt as Level 3 due to the reliance on significant unobservable valuation inputs.
We recognize interest expense related to residual interests classified as debt over the expected life using the effective yield method, which reflects a portion of the overall fair value adjustment recorded each period on our residual interests classified as debt. Interest expense related to residual interests classified as debt is presented within interest expense — securitizations and warehouses in the consolidated statements of operations and comprehensive income (loss). On a quarterly basis, we reevaluate the cash flow estimates to determine if a change to the accretable yield is required on a prospective basis.
See Note 8 for the key inputs used in the fair value measurements of residual interests classified as debt.
Loan Origination and Sales Activities
We measure our student loans, home loans and personal loans at fair value and, therefore, all direct fees and costs related to the origination process are recognized in earnings as earned or incurred. Direct fees, which primarily relate to home loan originations, and direct loan origination costs are recorded within noninterest income — loan origination and sales and noninterest expense — cost of operations, respectively, in the consolidated statements of operations and comprehensive income (loss).
As part of our loan sale agreements, we may retain the rights to service sold loans. We calculate a gain or loss on the sale based on the sum of the proceeds from the sale and any servicing asset recognized, less the carrying value of the loans sold. Our gain or loss calculation is also inclusive of repurchase liabilities recognized at the time of sale.
For our credit card loans, direct loan origination costs are deferred within other assets in the consolidated balance sheets and amortized on a straight-line basis over the privilege period, which we have determined to be 12 months, within interest income — loans in the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2021, we amortized $492 and $594, respectively, of deferred costs into interest income and had a remaining balance of deferred costs of $1,745 within other assets as of September 30, 2021.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loan Commitments
In 2021, we launched a program whereby applicants can lock in an interest rate on a student loan refinancing product to be funded at a later time. We also offer a similar program for our in-school loans. The financial statement impact of our loan commitments on our in-school loans has been historically immaterial. Applicants can exit the loan origination process up until the loan funding date. SoFi is obligated to fund the loan at the committed terms on the disbursement date if the borrower does not cancel prior to the loan funding date. The student loan commitments meet the scope exception under ASC 815, Derivatives and Hedging (“ASC 815”), for issuers of commitments to originate non-mortgage loans. As the writer of the commitments, we elected the fair value option to measure our unfunded student loan commitments to align with the measurement methodology of our originated student loans. As such, our student loan commitments are carried at fair value on a recurring basis. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income — loan origination and sales in the consolidated statements of operations and comprehensive income (loss). We classify student loan commitments as Level 3 because the valuations are highly dependent upon a loan funding probability, which is an unobservable input.
Loan commitments also include IRLCs, whereby we commit to interest rate terms prior to completing the origination process for home loans. IRLCs are derivative instruments that are measured at fair value on a recurring basis. Given that a home loan origination is contingent on a plethora of factors, our IRLCs are inherently uncertain and unobservable. As such, we classify IRLCs as Level 3. See “—Derivative Financial Instruments” in this Note 1 for additional information on our derivative instruments.
See Note 8 for the key inputs used in the fair value measurements of our loan commitments.
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, in each of our revenue arrangements, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects our expected consideration in exchange for those goods or services.
Disaggregated Revenue
The table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates. Revenues from contracts with customers are presented within noninterest income — Technology Platform fees and

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
noninterest income — other in the consolidated statements of operations and comprehensive income (loss). There are no revenues from contracts with customers attributable to our Lending segment for any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Financial Services
Referrals	$4,378	$1,341	$9,772	$4,093
Brokerage	4,298	995	15,964	2,041
Payment network	1,975	785	4,650	1,606
Underwriting fees	288	—	2,048	—
Enterprise services	63	61	2,817	172
Total	$11,002	$3,182	$35,251	$7,912
Technology Platform
Technology Platform fees	$49,951	$35,405	$140,560	$51,607
Payment network	235	419	1,056	655
Total	$50,186	$35,824	$141,616	$52,262
Total Revenue from Contracts with Customers
Technology Platform fees	$49,951	$35,405	$140,560	$51,607
Referrals	4,378	1,341	9,772	4,093
Payment network	2,210	1,204	5,706	2,261
Brokerage	4,298	995	15,964	2,041
Underwriting fees	288	—	2,048	—
Enterprise services	63	61	2,817	172
Total	$61,188	$39,006	$176,867	$60,174

Referrals
We earn specified referral fees in connection with referral activities we facilitate through our platform. Beginning in the third quarter of 2021, referral fees also include referral fulfillment fees earned for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator, which is our single performance obligation in the arrangement. The referral fulfillment fee is determined as the lower of a fixed per-loan amount or the multiplication of a set fee percentage by the aggregate loan origination principal balance. In the event that a loan is determined to be ineligible and such loan becomes a charged-off loan, both as defined in the contract agreement (referred to as an “ineligible charged-off loan”), we must re-pay to the customer the outstanding principal amount plus all accrued but unpaid interest of the ineligible charged-off loan, as well as a pro rata amount of fees previously paid for the ineligible charged-off loan (referred to as the “referral fulfillment fee penalty”).
As the number and size of referred loans were not known at contract inception, this arrangement contains variable consideration that is constrained due to the potential reversal of referral fulfillment fees. We elected to estimate the amount of variable consideration using the expected value method, wherein we evaluate the conditional probability of ineligible loan charge-offs and, thereby, estimate referral fulfillment fee penalties. This method is appropriate for our arrangement, as we have meaningful experience through our lending business in evaluating expected ineligible referrals. The revenue recognized using the expected value method reflects our estimated net referral fulfillment fees after adjusting for the estimated referral fulfillment fee penalty. Referral fulfillment fees are presented within noninterest income — other in the consolidated statements of operations and comprehensive income (loss). We recognize a liability within accounts payable, accruals and other liabilities in the consolidated balance sheets for the estimated referral fulfillment fee penalty, which represents the amount of consideration received that we estimate will reverse. The liability was immaterial as of September 30, 2021.
We satisfy our performance obligation continuously throughout the contractual arrangement with our customer and our customer receives and consumes the benefits simultaneously as we perform. We completely satisfy our performance obligation each time we provide a loan referral and our customer purchases the underlying loan from the third-party loan originator. We apply the right-to-invoice practical expedient to recognize referral fulfillment fees, as our right to consideration corresponds

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
directly with the value of the service received, as measured using the expected value method and application of the referral fulfillment fee rate. In this arrangement, we act in the capacity of a principal, as we are primarily responsible for fulfilling our referral obligation to our customer, we have risk of loss if the loans that comprise our referral fulfillment services do not meet the contractual eligibility standards, and we have discretion in setting the price we charge to our customer. Therefore, we present our revenue on a gross basis.
Technology Platform Fees
Commencing in May 2020 with our acquisition of Galileo, we earn Technology Platform fees for providing an integrated platform as a service for financial and non-financial institutions. Within our technology platform fee arrangements, certain contracts contain a provision for a fixed, upfront implementation fee related to setup activities, which represents an advance payment for future technology platform services. Our implementation fees are recognized ratably over the contract life, as we consider the implementation fee partially earned each month that we meet our performance obligation over the life of the contract. We had deferred revenues of $2,496 and $2,520 as of September 30, 2021 and December 31, 2020, respectively, which are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. During the three and nine months ended September 30, 2021, we recognized revenue of $176 and $514, respectively, associated with deferred revenues within noninterest income — Technology Platform fees in the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2020, we recognized revenue of $134 and $210, respectively, associated with deferred revenues.
Sales commissions: Capitalized sales commissions presented within other assets in the consolidated balance sheets, which are incurred in connection with obtaining a technology platform-as-a-service contract, were $581 and $527 as of September 30, 2021 and December 31, 2020, respectively. Additionally, we incur ongoing monthly commissions, which are expensed as incurred, as the benefit of such sales efforts are realized only in the period in which the commissions are earned. During the three and nine months ended September 30, 2021, commissions recorded within noninterest expense — sales and marketing in the consolidated statements of operations and comprehensive income (loss) were $637 and $2,407, respectively, of which $60 and $203, respectively, represented amortization of capitalized sales commissions. During the three and nine months ended September 30, 2020, commissions were $634 and $896, of which $81 and $99 represented amortization of capitalized sales commissions.
Enterprise Services
Commencing in the second quarter of 2021, enterprise services also includes fees for providing advisory services in connection with helping operating companies successfully complete the business combination process, inclusive of obtaining the required shareholder votes. The amount of revenue is recorded on a gross basis within noninterest income — other in the consolidated statements of operations and comprehensive income (loss), as we fully control the fulfillment of our performance obligation acting in the capacity of a principal. Out-of-pocket expenses associated with satisfying the performance obligation are recognized at the time the related revenue is recognized and presented as part of noninterest expense — general and administrative.

Underwriting Fees
Commencing in the second quarter of 2021, we earned underwriting fees related to our membership in underwriting syndicates for initial public offerings. The underwriting of securities is the only performance obligation in our underwriting agreements, and we recognize underwriting fees on the trade date. We are a principal in our underwriting agreements, because we demonstrate the requisite control over the satisfaction of the performance obligation through the assumption of underwriter liability for our designated share allotment. As such, we recognize underwriting fee revenue on a gross basis within noninterest income — other in the consolidated statements of operations and comprehensive income (loss).
Contract Assets
As of September 30, 2021 and December 31, 2020, accounts receivable, net associated with revenue from contracts with customers was $29,100 and $23,278, respectively, which were reported within other assets in the consolidated balance sheets.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded in accounts payable, accruals and other liabilities in the consolidated balance sheets. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, estimates may be different from the actual outcomes. With respect to legal proceedings, we recognize legal fees as they are incurred within noninterest expense — general and administrative in our consolidated statements of operations and comprehensive income (loss). See Note 15 for discussion of contingent matters.
Recently Adopted Accounting Standards
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The standard is effective for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We early adopted the provisions of ASU 2020-06 effective January 1, 2021. The adoption of this standard did not have an impact on our consolidated financial statements, as we had no notes prior to an issuance in October 2021. The notes issued in October 2021 will be accounted for in accordance with this standard. See Note 18 for additional information.
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
The Alternative Reference Rates Committee (“ARRC”), a group of private market participants, was convened in the United States by the Federal Reserve Board and the Federal Reserve Bank of New York in cooperation with other United States agencies to promote the successful transition from U.S. Dollar LIBOR (“USD LIBOR”). The ARRC has selected the Secured Overnight Financing Rate (“SOFR”) as their recommended alternative to USD LIBOR. On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, stated that it will cease the publication of (i) the overnight and 1, 3, 6 and 12 month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023 and (ii) all other LIBOR settings, including the 1 week and 2 month USD LIBOR settings, immediately following the LIBOR publication on December 31, 2021. Further, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and, in any event, by December 31, 2021, noting that new USD LIBOR issuances after 2021 would create safety and soundness risks.
We established a cross-functional project team to execute our company-wide transition away from USD LIBOR. We are continuing to review certain variable-rate loans, borrowings, Series 1 redeemable preferred stock dividends and certain derivative instruments that utilize LIBOR as the reference rate and are evaluating options for modifying such arrangements in accordance with the provisions of the standard and the potential impact that such modifications may have on our consolidated financial statements and related disclosures.

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
The Business Combination was accounted for as a reverse recapitalization whereby SCH was determined to be the accounting acquiree and Social Finance to be the accounting acquirer. This accounting treatment was the equivalent of Social Finance issuing stock for the net assets of SCH, accompanied by a recapitalization whereby no goodwill or other intangible assets were recorded. Operations prior to the Business Combination are those of Social Finance. At the Closing, we received gross cash consideration of $764.8 million as a result of the reverse recapitalization, which was then reduced by:
•A redemption of redeemable common stock (classified as temporary equity) of $150.0 million;
•A special payment (as discussed in Note 10), which was accounted for as an embedded derivative, and made to our Series 1 preferred stockholders of $21.2 million (which was expensed as incurred); and
•Our equity issuance costs.
In connection with the Business Combination, Social Finance incurred $27.5 million of equity issuance costs, consisting of advisory, legal, share registration and other professional fees, which were recorded within additional paid-in capital as a reduction of proceeds. We paid $0.6 million of the equity issuance costs during 2020.
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
Acquisition of Golden Pacific Bancorp, Inc.
During March 2021, the Company and Golden Pacific Bancorp, Inc. (“Golden Pacific”), a California corporation, entered into an Agreement and Plan of Merger (the “Bank Merger”), by and among the Company, a wholly-owned subsidiary of the Company and Golden Pacific, pursuant to which the Company will acquire all of the outstanding equity interests in Golden Pacific and thereby acquire its wholly-owned subsidiary, Golden Pacific Bank, National Association (“Golden Pacific Bank”), for total cash purchase consideration of $22.3 million, of which approximately $0.7 million could be held back by the Company in escrow (“Holdback Amount”) if certain legal proceedings with which Golden Pacific is involved as a plaintiff are not resolved at the time the Bank Merger closes. The Holdback Amount will be used for further financing or costs incurred associated with the litigation and any remaining amount upon resolution of the litigation will be released to the Golden Pacific shareholders. Alternatively, if the legal proceedings are resolved prior to the close of the Bank Merger and a favorable

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
settlement is received, the merger consideration will be increased by the amount of such proceeds, net of all expenses and taxes payable in respect of such proceeds, such that the settlement will be returned to the Golden Pacific shareholders.
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
___________________
(1) The preferred stock issued was subject to adjustment as part of the closing net working capital calculation, which was finalized in April 2021 and reduced the total purchase price consideration, as reflected herein and discussed below. See Note 9 for additional information. The purchase price allocation process for Galileo was finalized in the second quarter of 2021.
(2) We contemporaneously converted outstanding options to acquire common stock of Galileo into corresponding options to acquire common stock of SoFi (“Replacement Options”) at an exchange ratio of one Galileo option to 3.83 Replacement Options, which represents the historical amount prior to applying the exchange ratio in connection with the Business Combination with SCH.
Upon the finalization of the closing net working capital calculation in April 2021, the total purchase price consideration was reduced by $743, which was settled through the return to SoFi of an equivalent value of 83,856 previously issued Series H-1 preferred stock, which were retired upon receipt. In April 2021, the adjustment similarly reduced the carrying value of recognized goodwill, and did not impact the estimated fair values of the assets acquired and liabilities assumed in conjunction with the transaction. There were no other adjustments to goodwill during the three and nine months ended September 30, 2021.
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the nine months ended September 30, 2020 as if the business combination had occurred on January 1, 2020:

Nine Months Ended
September 30, 2020
Total net revenue	$411,558
Net loss	(166,525)
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
•interest expense on the seller note, inclusive of incremental interest accretion and additional accrued interest;
•incremental post-combination stock-based compensation expense associated with the Replacement Options as if they had been granted on January 1, 2020;
•the related income tax effects, at the statutory tax rate applicable for the period, of the pro forma adjustments noted above; and
•the earnings of the acquiree from January 1, 2020 through the date of acquisition, excluding earnings from SoFi, as those would be eliminated in consolidation.
The unaudited supplemental pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Galileo.
Other Acquisitions
On April 28, 2020, the Company acquired 100% of the outstanding stock of 8 Limited, a Hong Kong brokerage services firm, for total consideration of $16,126, consisting of $561 in cash and $15,565 in fair value of Social Finance common stock issued. Of the 2,240,005 shares of Social Finance’s common stock issuable in connection with the acquisition, 1,919,356 shares were issued at the date of acquisition and the remaining issuable common stock was subject to certain representations and warranties and was expected to be issued within 18 months of the date of acquisition and, therefore, was contingently issuable as of September 30, 2021. The share awards issued in connection with this acquisition have both performance and service-based requirements. The excess of the total purchase consideration over the fair value of the net assets acquired of $10,239 was allocated to goodwill, none of which is deductible for tax purposes. As the acquisition was not determined to be a significant acquisition as contemplated in ASC 805, the Company did not disclose the pro forma impact of this acquisition to the results of operations for the nine months ended September 30, 2020.
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 3. Investments in AFS Debt Securities
In the third quarter of 2021, we began investing in debt securities. The following table presents our investments in AFS debt securities as of September 30, 2021, all of which were designated as available-for-sale. We did not have any investments in debt securities as of December 31, 2020.

	September 30, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(4)	Fair Value
Investments in AFS debt securities(1):
U.S. Treasury securities	$100,984	$58	$1	$(68)	$100,975
Multinational securities(2)	19,975	75	—	(27)	20,023
Corporate bonds	39,532	229	6	(48)	39,719
Agency TBA	7,537	14	6	(18)	7,539
Agency mortgage-backed securities	4,822	17	7	—	4,846
Other asset-backed securities	6,423	4	—	(9)	6,418
Commercial paper	17,083	—	—	—	17,083
Other(3)	600	—	—	—	600
Total investments in AFS debt securities	$196,956	$397	$20	$(170)	$197,203
_____________________
(1) Investments in AFS debt securities are recorded at fair value.
(2) As of September 30, 2021, includes sovereign foreign and supranational bonds.
(3) As of September 30, 2021, included a state bond security.
(4) As of September 30, 2021, we determined that none of our unrealized loss positions were related to credit losses, nor did we determine that we intend to sell the securities or will more likely than not be required to sell the securities prior to recovery of the amortized cost basis. Additionally, no such investments have been in a continuous unrealized loss position for more than 12 months, as we made the investments during the third quarter of 2021.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost and fair value of our investments in AFS debt securities as of September 30, 2021 by contractual maturity.

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
September 30, 2021
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$—	$100,984	$—	$—	$100,984
Multinational securities	—	19,975	—	—	19,975
Corporate bonds	—	39,532	—	—	39,532
Agency TBA	—	—	—	7,537	7,537
Agency mortgage-backed securities	—	—	—	4,822	4,822
Other asset-backed securities	—	4,399	2,024	—	6,423
Commercial paper	17,083	—	—	—	17,083
Other	—	600	—	—	600
Total investments in AFS debt securities	$17,083	$165,490	$2,024	$12,359	$196,956

Investments in AFS debt securities—Fair value(1):
U.S. Treasury securities	$—	$100,917	$—	$—	$100,917
Multinational securities	—	19,948	—	—	19,948
Corporate bonds	—	39,490	—	—	39,490
Agency TBA	—	—	—	7,525	7,525
Agency mortgage-backed securities	—	—	—	4,829	4,829
Other asset-backed securities	—	4,391	2,023	—	6,414
Commercial paper	17,083	—	—	—	17,083
Other	—	600	—	—	600
Total investments in AFS debt securities	$17,083	$165,346	$2,023	$12,354	$196,806
_____________________
(1) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $397 as of September 30, 2021.

The following table presents the proceeds and gross realized gains and losses from sales and maturities of our investments in debt securities during the three and nine months ended September 30, 2021. Realized gains and losses are presented within noninterest income — other in the consolidated statements of operations and comprehensive income (loss). There were no transfers between classifications of our investments in AFS debt securities during the periods presented.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Investments in AFS debt securities
Gross realized gains included in earnings	$10	$10
Gross realized losses included in earnings	(10)	(10)
Net realized gains (losses)	$—	$—
Gross proceeds from sales(1)	$15,789	$15,789
_____________________
(1) There were no maturities of investments in AFS debt securities during the periods presented.
See Note 11 for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI during these periods.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 4. Loans
As of September 30, 2021, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value, and credit card loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income, as applicable, as of the dates indicated:

	September 30,	December 31,
	2021	2020
Loans at fair value
Securitized student loans	$644,414	$908,427
Securitized personal loans	298,329	559,743
Student loans	1,910,027	1,958,032
Home loans	184,879	179,689
Personal loans	1,755,897	1,253,177
Total loans at fair value	4,793,546	4,859,068
Loans at amortized cost(1)
Credit card loans(2)	72,012	3,723
Commercial loan(3)	—	16,512
Total loans at amortized cost	72,012	20,235
Total loans	$4,865,558	$4,879,303
_____________________
(1) See Note 1 for additional information on our loans at amortized cost as it pertains to the allowance for credit losses pursuant to ASC 326.
(2) During the nine months ended September 30, 2021, we had originations of credit card loans of $219,603 and gross repayments on credit card loans of $148,120, of which $841 were non-cash reductions to the loan balance through reward point redemptions. During the nine months ended September 30, 2020, we had originations of $214 and gross repayments of $120.
(3) During the third quarter of 2021, we issued a commercial loan with a principal balance of $10,000, all of which was repaid during the quarter. During the fourth quarter of 2020, we issued a commercial loan with a principal balance of $16,500 and which had accumulated interest of $12 as of December 31, 2020, all of which was repaid in January 2021.
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans measured at fair value on a recurring basis as of the dates indicated:

	Student Loans	Home Loans	Personal Loans	Total
September 30, 2021
Unpaid principal(1)	$2,470,907	$181,581	$1,970,522	$4,623,010
Accumulated interest	6,967	90	10,409	17,466
Cumulative fair value adjustments(1)	76,567	3,208	73,295	153,070
Total fair value of loans	$2,554,441	$184,879	$2,054,226	$4,793,546
December 31, 2020
Unpaid principal(1)	$2,774,511	$171,967	$1,780,246	$4,726,724
Accumulated interest	9,472	141	11,558	21,171
Cumulative fair value adjustments(1)	82,476	7,581	21,116	111,173
Total fair value of loans	$2,866,459	$179,689	$1,812,920	$4,859,068
__________________
(1) These items are impacted by charge-offs during the period.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the aggregate fair value of loans 90 days or more delinquent as of the dates indicated. As delinquent personal loans and student loans are charged off after 120 days of delinquency, amounts presented below represent the fair value of loans that are 90 to 120 days delinquent. There were no home loans that were 90 days or more delinquent as of the dates presented.

	Student Loans	Personal Loans	Total
September 30, 2021
Unpaid principal	$2,214	$3,366	$5,580
Accumulated interest	85	103	188
Cumulative fair value adjustments	(1,050)	(3,018)	(4,068)
Fair value of loans 90 days or more delinquent	$1,249	$451	$1,700
December 31, 2020
Unpaid principal	$1,046	$4,199	$5,245
Accumulated interest	37	210	247
Cumulative fair value adjustments	(442)	(3,872)	(4,314)
Fair value of loans 90 days or more delinquent	$641	$537	$1,178

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our loans measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$2,739,493	$182,313	$1,763,542	$4,685,348
Origination of loans	967,939	793,086	1,640,572	3,401,597
Principal payments	(218,940)	(953)	(273,590)	(493,483)
Sales of loans	(922,271)	(789,259)	(1,196,798)	(2,908,328)
Purchases(1)	—	334	102,032	102,366
Change in accumulated interest	(853)	(33)	1,191	305
Change in fair value(2)	(10,927)	(609)	17,277	5,741
Fair value as of September 30, 2021	$2,554,441	$184,879	$2,054,226	$4,793,546

Three Months Ended September 30, 2020
Fair value as of June 30, 2020	$2,248,042	$72,181	$1,720,657	$4,040,880
Origination of loans	1,035,137	631,666	616,309	2,283,112
Principal payments	(239,445)	(140)	(252,664)	(492,249)
Sales of loans	(852,504)	(522,971)	(147,638)	(1,523,113)
Deconsolidation of securitizations	—	—	(145,947)	(145,947)
Purchases(1)	571,267	783	36,105	608,155
Change in accumulated interest	596	57	(321)	332
Change in fair value(2)	32,829	4,451	28,984	66,264
Fair value as of September 30, 2020	$2,795,922	$186,027	$1,855,485	$4,837,434

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$2,866,459	$179,689	$1,812,920	$4,859,068
Origination of loans	2,832,121	2,320,918	3,740,645	8,893,684
Principal payments	(705,048)	(3,712)	(779,597)	(1,488,357)
Sales of loans	(2,469,372)	(2,308,467)	(2,946,374)	(7,724,213)
Purchases(1)	44,850	875	206,571	252,296
Change in accumulated interest	(2,505)	(51)	(1,149)	(3,705)
Change in fair value(2)	(12,064)	(4,373)	21,210	4,773
Fair value as of September 30, 2021	$2,554,441	$184,879	$2,054,226	$4,793,546

Nine Months Ended September 30, 2020
Fair value as of January 1, 2020	$3,185,233	$91,695	$2,111,030	$5,387,958
Origination of loans	3,958,337	1,510,797	1,966,983	7,436,117
Principal payments	(665,153)	(1,718)	(746,041)	(1,412,912)
Sales of loans	(3,799,553)	(1,421,939)	(1,130,975)	(6,352,467)
Deconsolidation of securitizations	(495,507)	—	(406,687)	(902,194)
Purchases(1)	604,829	783	39,310	644,922
Change in accumulated interest	1,517	(45)	(2,759)	(1,287)
Change in fair value(2)	6,219	6,454	24,624	37,297
Fair value as of September 30, 2020	$2,795,922	$186,027	$1,855,485	$4,837,434
__________________
(1) Purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity during the three and nine months ended September 30, 2021 included securitization clean-up calls of $100,000 and $231,372, respectively. Purchase activity during the three and nine months ended September 30, 2020 included securitization clean-up calls of $— and $33,012, respectively. Additionally, during the three and nine months ended September 30, 2021, the Company elected to purchase $— and $15,185, respectively, of previously sold loans. During the three and nine months ended September 30, 2020, the Company elected to purchase $606,264 and $606,264, respectively, of previously sold loans. The Company was not required to buy back these loans. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2) Changes in fair value of loans are recorded in the consolidated statements of operations and comprehensive income (loss) within noninterest income — loan origination and sales for loans held on the balance sheet prior to transfer to a third party through a sale or to a VIE and within noninterest income — securitizations for loans in a consolidated VIE. Changes in fair value are impacted by valuation assumption changes, as well as sales price execution and amount of time the loans are held prior to sale. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $(6,192) and $(8,303) during the three and nine months ended September 30, 2021, respectively, and $38,336 and $45,448 during the three and nine months ended September 30, 2020, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
Note 5. Variable Interest Entities
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
The following table presents the assets and liabilities of consolidated VIEs that were included in our consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation:

	September 30,	December 31,
	2021	2020
Assets:
Restricted cash and restricted cash equivalents	$58,409	$76,973
Loans	942,743	1,468,170
Total assets	$1,001,152	$1,545,143
Liabilities:
Accounts payable, accruals and other liabilities	$448	$759
Debt(1)	772,895	1,248,822
Residual interests classified as debt	103,898	118,298
Total liabilities	$877,241	$1,367,879
___________________
(1)Debt is presented net of debt issuance costs and debt premiums (discounts).
Nonconsolidated VIEs
We have created and designed personal loan and student loan trusts to transfer associated credit and interest rate risk associated with the loans through the issuance of collateralized notes and residual certificates. We have a variable interest in the nonconsolidated loan trusts, as we own collateralized notes and residual certificates in the loan trusts that absorb variability. We also have continuing, non-controlling involvement with the trusts as the servicer. As servicer, we have the power to perform the activities which most impact the economic performance of the VIE, but since we hold an insignificant financial interest in the trusts, we are not the primary beneficiary. We define an insignificant financial interest as less than 10% of the expected gains and losses of the VIE. This financial interest represents the equity ownership interest in the loan trusts, wherein there is an

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
obligation to absorb losses and the right to receive benefits from residual certificate ownership. The maximum exposure to loss as a result of our involvement with the nonconsolidated VIE is limited to our investment. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in nonconsolidated VIEs.
Personal Loans
We established two personal loan trusts during the nine months ended September 30, 2021 and one personal loan trust during the nine months ended September 30, 2020, which were not consolidated as of the corresponding balance sheet dates. As of September 30, 2021 and December 31, 2020, we had investments in seven and nine nonconsolidated personal loan VIEs, respectively.
We did not provide financial support to any personal loan trusts beyond our initial equity investment during the periods presented. We did not deconsolidate any personal loan VIEs during the nine months ended September 30, 2021. We deconsolidated three personal loan VIEs during the nine months ended September 30, 2020, which were originally consolidated in 2017.
Student Loans
We established four student loan trusts during the nine months ended September 30, 2021 and four student loan trusts during the nine months ended September 30, 2020, which were not consolidated as of the corresponding balance sheet dates. As of September 30, 2021 and December 31, 2020, we had investments in 24 and 20 nonconsolidated student loan VIEs, respectively.
We did not provide financial support to any student loan trusts beyond our initial equity investment during the periods presented. We did not deconsolidate any student loan VIEs during the nine months ended September 30, 2021. We consolidated one student loan VIE during the nine months ended September 30, 2020 that was also deconsolidated during the period.
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which were included in our consolidated balance sheets:

	September 30,	December 31,
	2021	2020
Personal loans	$41,994	$71,115
Student loans	350,064	425,820
Securitization investments	$392,058	$496,935

Note 6. Transfers of Financial Assets
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Student loans
Fair value of consideration received:
Cash	$491,450	$—	$1,187,714	$2,015,357
Securitization investments	25,999	—	62,783	130,807
Deconsolidation of debt(1)	—	—	—	458,375
Servicing assets recognized	5,847	—	36,948	19,903
Total consideration	523,296	—	1,287,445	2,624,442
Aggregate unpaid principal balance and accrued interest of loans sold	500,874	—	1,227,379	2,540,052
Gain from loan sales(1)	$22,422	$—	$60,066	$84,390
Personal loans
Fair value of consideration received:
Cash	$300,508	$8,684	$498,999	$316,503
Securitization investments	15,847	—	26,328	20,961
Deconsolidation of debt(1)	—	141,581	—	414,261
Servicing assets recognized	1,687	442	2,925	2,086
Total consideration	318,042	150,707	528,252	753,811
Aggregate unpaid principal balance and accrued interest of loans sold	301,302	147,123	502,108	708,346
Gain from loan sales(1)	$16,740	$3,584	$26,144	$45,465
_____________________
(1)Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer held a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. See Note 5 for further discussion of deconsolidations. The gain from sales of student loans excluded losses from deconsolidations of $8,601 for the nine months ended September 30, 2020. The gains from sales of personal loans excluded losses from deconsolidations of $983 and $6,098 for the three and nine months ended September 30, 2020, respectively. Losses on deconsolidations are presented within noninterest income — securitizations in the consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the whole loan sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Student loans
Fair value of consideration received:
Cash	$434,751	$891,150	$1,282,461	$1,830,008
Servicing assets recognized	3,574	8,513	12,172	18,651
Repurchase liabilities recognized	(75)	(161)	(233)	(333)
Total consideration	438,250	899,502	1,294,400	1,848,326
Aggregate unpaid principal balance and accrued interest of loans sold	423,576	855,809	1,248,888	1,766,951
Gain from loan sales	$14,674	$43,693	$45,512	$81,375
Home loans
Fair value of consideration received:
Cash	$806,027	$545,584	$2,358,541	$1,467,674
Servicing assets recognized	8,386	5,321	24,292	13,604
Repurchase liabilities recognized	(745)	(784)	(2,719)	(1,836)
Total consideration	813,668	550,121	2,380,114	1,479,442
Aggregate unpaid principal balance and accrued interest of loans sold	789,402	522,880	2,308,705	1,421,717
Gain from loan sales	$24,266	$27,241	$71,409	$57,725
Personal loans
Fair value of consideration received:
Cash	$934,888	$152,516	$2,547,577	$868,889
Servicing assets recognized	5,842	980	16,923	6,313
Repurchase liabilities recognized	(2,221)	(559)	(6,285)	(2,325)
Total consideration received	938,509	152,937	2,558,215	872,877
Aggregate unpaid principal balance and accrued interest of loans sold	900,633	148,355	2,456,356	836,630
Gain from loan sales	$37,876	$4,582	$101,859	$36,247

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information as of the dates indicated about the unpaid principal balances of transferred loans that are not recorded in our consolidated balance sheets, but with which we have a continuing involvement through our servicing agreements:

	Student Loans	Home Loans	Personal Loans	Total
September 30, 2021
Loans in repayment	$10,572,533	$4,196,862	$4,894,666	$19,664,061
Loans in-school/grace/deferment	28,342	—	—	28,342
Loans in forbearance	57,528	19,294	9,825	86,647
Loans in delinquency	92,512	6,968	73,105	172,585
Total loans serviced	$10,750,915	$4,223,124	$4,977,596	$19,951,635

December 31, 2020
Loans in repayment	$12,059,702	$2,629,015	$4,796,404	$19,485,121
Loans in-school/grace/deferment	26,158	—	—	26,158
Loans in forbearance	275,659	46,357	35,677	357,693
Loans in delinquency	91,424	8,493	110,640	210,557
Total loans serviced	$12,452,943	$2,683,865	$4,942,721	$20,079,529
The following table presents additional information about the servicing cash flows received and net charge-offs related to transferred loans with which we have a continuing involvement during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Student loans
Servicing fees collected	$12,393	$11,420	$35,687	$37,545
Charge-offs, net of recoveries(1)	8,750	3,701	16,454	12,146
Home Loans
Servicing fees collected	2,349	1,244	5,880	3,017
Charge-offs, net of recoveries	—	—	—	—
Personal Loans
Servicing fees collected	8,467	11,718	25,742	35,319
Charge-offs, net of recoveries(1)	19,206	38,938	85,382	156,932
Total
Servicing fees collected	$23,209	$24,382	$67,309	$75,881
Charge-offs, net of recoveries	$27,956	$42,639	$101,836	$169,078
_____________________
(1)Student loan and personal loan charge-offs, net of recoveries, are impacted by the timing of charge-off sales performed on behalf of the purchasers of our loans, which lower the net amount disclosed. For both loan products, charge-off sales were meaningfully higher in the 2020 periods relative to the 2021 periods.

Note 7. Allowance for Credit Losses
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

	Accounts Receivable(1)	Credit Card Loans(2)
Three Months Ended September 30, 2021
Balance at June 30, 2021	$1,230	$691
Provision for credit losses(3)	930	2,401
Write-offs charged against the allowance	(201)	(92)
Balance at September 30, 2021	$1,959	$3,000

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$562	$219
Provision for credit losses(3)	2,710	2,887
Write-offs charged against the allowance(4)	(1,313)	(106)
Balance at September 30, 2021	$1,959	$3,000

Three Months Ended September 30, 2020
Balance at June 30, 2020	$—	$—
Provision for credit losses(3)	490	—
Write-offs charged against the allowance	(175)	—
Balance at September 30, 2020	$315	$—

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$—	$—
Provision for credit losses(3)	490	—
Write-offs charged against the allowance	(175)	—
Balance at September 30, 2020	$315	$—
_____________________
(1)Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the consolidated balance sheets. We established an allowance for credit losses on accounts receivable subsequent to our acquisition of Galileo in the second quarter of 2020. Certain of our historical accounts receivable balances did not have any write-offs.
(2)Credit card loans measured at amortized cost, net of allowance for credit losses, are presented within loans in the consolidated balance sheets. We launched the SoFi Credit Card in the third quarter of 2020, which was expanded to a broader market in the fourth quarter of 2020.
(3)Provision for credit losses on accounts receivable and credit card loans are presented within noninterest expense — general and administrative and noninterest expense — provision for credit losses, respectively, in the consolidated statements of operations and comprehensive income (loss). There were no recoveries of credit card losses during the three and nine months ended September 30, 2021 and 2020.
(4)The increase in accounts receivable write-offs charged against the allowance during the nine months ended September 30, 2021 was primarily attributable to three accounts that were deemed uncollectible.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 8. Fair Value Measurements
The following tables summarize, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities (i) measured at fair value on a recurring basis, (ii) measured at fair value on a nonrecurring basis, or (iii) disclosed but not carried at fair value in the consolidated balance sheets as of the dates presented.

	September 30, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$533,523	$533,523	$—	$—	$533,523
Restricted cash and restricted cash equivalents(1)	320,705	320,705	—	—	320,705
Investments in AFS debt securities(2)(4)	197,203	128,537	68,666	—	197,203
Student loans(2)	2,554,441	—	—	2,554,441	2,554,441
Home loans(2)	184,879	—	—	184,879	184,879
Personal loans(2)	2,054,226	—	—	2,054,226	2,054,226
Credit card loans(1)	72,012	—	—	73,846	73,846
Servicing rights(2)	163,474	—	—	163,474	163,474
Asset-backed bonds(2)(5)	260,557	—	260,557	—	260,557
Residual investments(2)(5)	131,501	—	—	131,501	131,501
Non-securitization investments – ETFs and common stock(2)(6)(7)	2,159	2,159	—	—	2,159
Non-securitization investments – other(3)	3,315	—	—	3,315	3,315
Derivative assets(2)(12)(14)	3,291	3,291	—	—	3,291
Purchase price earn-out(2)(8)	5,411	—	—	5,411	5,411
Interest rate lock commitments(2)(9)	4,569	—	—	4,569	4,569
Student loan commitments(2)(9)	4,190	—	—	4,190	4,190
Interest rate swaps(2)(13)(14)	1,263	—	1,263	—	1,263
Total assets	$6,496,719	$988,215	$330,486	$5,179,852	$6,498,553
Liabilities
Debt(1)	$2,770,226	$—	$2,810,067	$—	$2,810,067
Residual interests classified as debt(2)	103,898	—	—	103,898	103,898
Warrant liabilities – SoFi Technologies warrants(2)(11)	174,938	174,938	—	—	174,938
ETF short positions(2)(6)	90	90	—	—	90
Total liabilities	$3,049,152	$175,028	$2,810,067	$103,898	$3,088,993

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$872,582	$872,582	$—	$—	$872,582
Restricted cash and restricted cash equivalents(1)	450,846	450,846	—	—	450,846
Student loans(2)	2,866,459	—	—	2,866,459	2,866,459
Home loans(2)	179,689	—	—	179,689	179,689
Personal loans(2)	1,812,920	—	—	1,812,920	1,812,920
Credit card loans(1)	3,723	—	—	3,723	3,723
Commercial loan(1)	16,512	—	—	16,512	16,512
Servicing rights(2)	149,597	—	—	149,597	149,597
Asset-backed bonds(2)(5)	357,411	—	357,411	—	357,411
Residual investments(2)(5)	139,524	—	—	139,524	139,524
Non-securitization investments – ETFs and common stock(2)(6)(7)	6,850	6,850	—	—	6,850
Non-securitization investments – other(3)	1,147	—	—	1,147	1,147
Interest rate lock commitments(2)(9)	15,620	—	—	15,620	15,620
Total assets	$6,872,880	$1,330,278	$357,411	$5,185,191	$6,872,880
Liabilities
Debt(1)	$4,798,925	$—	$4,851,658	$—	$4,851,658
Residual interests classified as debt(2)	118,298	—	—	118,298	118,298
Warrant liabilities – Series H warrants(2)(10)	39,959	—	—	39,959	39,959
Derivative liabilities(2)(12)(14)	2,008	2,008	—	—	2,008
Interest rate swaps(2)(13)(14)	947	—	947	—	947
ETF short positions(2)(6)	5,241	5,241	—	—	5,241
Total liabilities	$4,965,378	$7,249	$4,852,605	$158,257	$5,018,111
_____________________
(1)Disclosed but not carried at fair value. The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair values of our warehouse facility debt, revolving credit facility debt, financing arrangements assumed in the Galileo acquisition and credit card loans were based on market factors and credit factors specific to us. The securitization debt was valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts. The fair value of our single commercial loan as of December 31, 2020 was also determined to approximate its carrying value, as the loan was issued in the fourth quarter of 2020, was short-term in nature, and was repaid in full in January 2021.
(2)Measured at fair value on a recurring basis.
(3)Measured at fair value on a nonrecurring basis.
(4)Investments in AFS debt securities as of September 30, 2021 were classified as Level 1 or Level 2. The Level 1 investments utilize quoted prices in actively traded markets. The Level 2 investments rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. See Note 1 and Note 3 for additional information.
(5)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. As we do not provide financial support beyond our initial equity investment, our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to the investment amount. See Note 5 for additional information.
(6)ETFs and ETF short positions are classified as Level 1 based on utilizing quoted prices in actively traded markets. The short positions serve as an economic hedge to our non-securitization investments in ETFs.
(7)Common stock held on our consolidated balance sheets is composed of fractional shares to facilitate member trading in fractional shares in various companies through a SoFi Invest account, as well as common stock held at 8 Limited, which functions as a clearing broker in Hong Kong. These assets are classified as Level 1 based on the use of quoted prices in actively traded markets.
(8)The purchase price earn-out provision is classified as Level 3 because of our reliance on an unobservable inputs, such as conditional prepayment rates, annual default rates and discount rates.
(9)IRLCs and student loan commitments are classified as Level 3 because of our reliance on assumed loan funding probabilities. The assumed probabilities are based on our internal historical experience with home loans and student loans similar to those in the funding pipelines on the measurement date.
(10)In conjunction with the Closing of the Business Combination, we measured the final fair value of the Series H warrants and subsequently reclassified them into permanent equity. Therefore, we did not measure the Series H warrants at fair value on an ongoing basis, subsequent to May 28, 2021. See Note 10 for additional information on our historical Series H warrant liabilities, including inputs to the valuation.
(11)SoFi Technologies warrants include an aggregate 28,125,000 public warrants and private placement warrants assumed in the Business Combination, which are classified as Level 1 due to the reliance upon an observable market quote in an active market. See “—Warrant Liabilities — SoFi Technologies Warrants” in this Note 8 for additional information.
(12)Derivative assets and liabilities classified as Level 1 are based on broker quotes in active markets and represent economic hedges of loan fair values.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(13)Interest rate swaps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. Interest rate swaps are valued using the three-month LIBOR swap yield curve, which is an observable input from an active market.
(14)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. See Note 1 for additional information.
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans as of the dates indicated:

	September 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Student loans
Conditional prepayment rate	16.1% – 26.8%	19.2%	15.8% – 33.3%	18.4%
Annual default rate	0.2% – 3.4%	0.4%	0.2% – 4.9%	0.4%
Discount rate	1.7% – 7.1%	2.9%	1.1% – 7.1%	3.3%
Home loans
Conditional prepayment rate	3.5% – 17.1%	11.6%	4.4% – 17.6%	14.9%
Annual default rate	0.1% – 3.4%	0.1%	0.1% – 4.9%	0.1%
Discount rate	1.8% – 12.5%	2.2%	1.3% – 10.0%	1.6%
Personal loans
Conditional prepayment rate	15.8% – 35.5%	20.5%	14.5% – 23.2%	18.1%
Annual default rate	4.0% – 30.5%	4.3%	3.3% – 33.8%	4.2%
Discount rate	3.9% – 6.9%	4.1%	5.0% – 10.7%	6.0%
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
See Note 4 for additional loan fair value disclosures.
Servicing Rights
Servicing rights for student loans and personal loans do not trade in an active market with readily observable prices. Similarly, home loan servicing rights infrequently trade in an active market. At the time of the underlying loan sale or the assumption of servicing rights, the fair value of servicing rights is determined using a discounted cash flow methodology based on observable and unobservable inputs. Management classifies servicing rights as Level 3 due to the use of significant unobservable inputs in the fair value measurement.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights as of the dates presented:

	September 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	15.1% – 26.2%	20.9%	13.8% – 24.7%	18.7%
Annual default rate	0.2% – 4.3%	0.4%	0.2% – 4.8%	0.4%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%
Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	10.9% – 17.3%	12.4%	13.9% – 20.3%	16.5%
Annual default rate	0.1% – 0.3%	0.1%	0.1% – 0.1%	0.1%
Discount rate	8.0% – 8.0%	8.0%	10.0% – 10.0%	10.0%
Personal loans
Market servicing costs	0.2% – 1.1%	0.3%	0.2% – 0.7%	0.3%
Conditional prepayment rate	22.1% – 40.5%	26.2%	16.2% – 26.1%	19.1%
Annual default rate	3.0% – 7.1%	4.7%	3.1% – 7.5%	5.5%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights as of the dates indicated if the key assumptions had each of the below adverse changes:

	September 30, 2021	December 31, 2020
Market servicing costs
2.5 basis points increase	$(10,654)	$(10,472)
5.0 basis points increase	(21,309)	(20,944)
Conditional prepayment rate
10% increase	$(6,384)	$(5,430)
20% increase	(12,256)	(10,230)
Annual default rate
10% increase	$(189)	$(336)
20% increase	(375)	(681)
Discount rate
100 basis points increase	$(3,586)	$(2,986)
200 basis points increase	(6,973)	(5,820)
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in the Company’s servicing rights, which are measured at fair value on a recurring basis.

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$99,601	$37,557	$22,609	$159,767
Recognition of servicing from transfers of financial assets	9,421	8,386	7,529	25,336
Servicing rights assumed from third parties	—	—	49	49
Derecognition of servicing via loan purchases	—	—	(168)	(168)
Change in valuation inputs or other assumptions	(1,698)	600	1,507	409
Realization of expected cash flows and other changes	(11,305)	(2,398)	(8,216)	(21,919)
Fair value as of September 30, 2021	$96,019	$44,145	$23,310	$163,474

Three Months Ended September 30, 2020
Fair value as of June 30, 2020	$129,514	$17,987	$36,523	$184,024
Recognition of servicing from transfers of financial assets	8,513	5,321	1,422	15,256
Derecognition of servicing via loan purchases	(12,369)	—	(934)	(13,303)
Change in valuation inputs or other assumptions	(5,556)	(1,927)	2,812	(4,671)
Realization of expected cash flows and other changes	(12,206)	(1,242)	(10,210)	(23,658)
Fair value as of September 30, 2020	$107,896	$20,139	$29,613	$157,648

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$100,637	$23,914	$25,046	$149,597
Recognition of servicing from transfers of financial assets	49,120	24,292	19,848	93,260
Servicing rights assumed from third parties	—	—	49	49
Derecognition of servicing via loan purchases	(392)	—	(356)	(748)
Change in valuation inputs or other assumptions	(17,813)	2,146	3,743	(11,924)
Realization of expected cash flows and other changes	(35,533)	(6,207)	(25,020)	(66,760)
Fair value as of September 30, 2021	$96,019	$44,145	$23,310	$163,474

Nine Months Ended September 30, 2020
Fair value as of January 1, 2020	$138,582	$13,181	$49,855	$201,618
Recognition of servicing from transfers of financial assets	38,554	13,604	8,399	60,557
Derecognition of servicing via loan purchases	(12,590)	—	(934)	(13,524)
Change in valuation inputs or other assumptions	(18,164)	(3,504)	5,336	(16,332)
Realization of expected cash flows and other changes	(38,486)	(3,142)	(33,043)	(74,671)
Fair value as of September 30, 2020	$107,896	$20,139	$29,613	$157,648
Asset-Backed Bonds
The fair value of asset-backed bonds is determined using a discounted cash flow methodology. Management classifies asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The following key inputs were used in the fair value measurement of our asset-backed bonds as of the dates indicated:

	September 30, 2021	December 31, 2020
Discount rate (range)	0.6% – 3.3%	0.8% – 4.0%
Conditional prepayment rate (range)	18.0% – 31.2%	18.8% – 21.9%

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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt as of the dates indicated:

	September 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	18.0% – 31.7%	23.5%	18.8% – 22.3%	20.2%
Annual default rate	0.3% – 6.1%	0.8%	0.3% – 6.2%	0.7%
Discount rate	2.5% – 10.5%	4.1%	3.0% – 18.5%	6.2%
Residual interests classified as debt
Conditional prepayment rate	19.7% – 38.7%	29.6%	19.5% – 24.8%	21.4%
Annual default rate	0.5% – 6.0%	3.3%	0.4% – 6.4%	3.1%
Discount rate	5.5% – 9.5%	6.1%	8.5% – 18.0%	10.8%
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
The following table presents the changes in the residual investments and residual interests classified as debt, which are both measured at fair value on a recurring basis. We record changes in fair value within noninterest income — securitizations in the consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
interest expense — securitizations and warehouses for residual interests classified as debt and to interest income — securitizations for residual investments, but does not impact the liability or asset balance, respectively.

	Residual Investments	Residual Interests Classified as Debt
Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$143,100	$112,545
Additions	6,360	—
Change in valuation inputs or other assumptions(1)	2,230	5,593
Payments(2)	(20,189)	(14,240)
Fair value as of September 30, 2021	$131,501	$103,898

Three Months Ended September 30, 2020
Fair value as of June 30, 2020	$228,630	$165,666
Change in valuation inputs or other assumptions(1)	3,291	11,301
Payments(2)	(28,442)	(17,824)
Transfers(3)	(47,261)	—
Derecognition upon achieving true sale accounting treatment	—	(29,692)
Fair value as of September 30, 2020	$156,218	$129,451

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$139,524	$118,298
Additions	44,528	2,170
Change in valuation inputs or other assumptions(1)	9,082	19,261
Payments(2)	(61,633)	(35,831)
Fair value as of September 30, 2021	$131,501	$103,898

Nine Months Ended September 30, 2020
Fair value as of January 1, 2020	$262,880	$271,778
Additions	10,708	—
Change in valuation inputs or other assumptions(1)	6,441	28,815
Payments(2)	(76,550)	(69,424)
Transfers(3)	(47,261)	—
Derecognition upon achieving true sale accounting treatment	—	(101,718)
Fair value as of September 30, 2020	$156,218	$129,451
___________________
(1)For residual investments, the estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were $(6) and $(214) during the three and nine months ended September 30, 2021, respectively, and $(283) and $(1,314) during the three and nine months ended September 30, 2020, respectively. The losses attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the residual investments. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
(2)Payments of residual investments included residual investment sales of $1,615 and $4,291 during the three and nine months ended September 30, 2021, respectively, and $7,163 and $7,163 during the three and nine months ended September 30, 2020, respectively.
(3)The three and nine months ended September 30, 2020 includes a transfer from residual investments (Level 3) to asset-backed bonds (Level 2) associated with a repackaged securitization transaction in which we formed a new VIE and, in the process, exchanged our residual interest for an asset-backed bond interest.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loan Commitments
We classify student loan commitments as Level 3 because the assets do not trade in an active market with readily observable prices and, as such, our valuations utilize significant unobservable inputs. Additionally, we classify IRLCs as Level 3, as our IRLCs are inherently uncertain and unobservable given that a home loan origination is contingent on a plethora of factors. The following key unobservable inputs were used in the fair value measurements of our IRLCs and student loan commitments as of the dates indicated:

	September 30, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	64.1% – 64.1%	64.1%	54.5% – 54.5%	54.5%

Student loan commitments
Loan funding probability(1)	80.0% – 95.0%	87.5%	n/a	n/a
___________________
(1)The probability of honoring IRLCs and student loan commitments, which reflects the percentage likelihood that an approved loan application will close based on historical experience. A significant difference between the actual funded rate and the assumed funded rate at the measurement date could result in a significantly higher or lower fair value measurement of our IRLCs and student loan commitments. The aggregate amount of student loans we committed to fund was $151,919 as of September 30, 2021. See Note 1 under “— Derivative Financial Instruments” for the aggregate notional amount associated with IRLCs.
The key assumption included in the above table is defined as follows:
•Loan funding probability — Our expectation of the percentage of IRLCs or student loan commitments which will become funded loans. An increase in the loan funding probabilities, in isolation, would result in an increase in a fair value measurement. The weighted average assumptions were weighted based on relative fair values.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our IRLCs and student loan commitments, which are measured at fair value on a recurring basis. Changes in the fair values of IRLCs and student loan commitments are recorded within noninterest income — loan origination and sales in the consolidated statements of operations and comprehensive income (loss).

	IRLCs	Student Loan Commitments
Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$7,760	$—
Revaluation adjustments	4,569	4,190
Funded loans(1)	(5,458)	—
Unfunded loans(1)	(2,302)	—
Fair value as of September 30, 2021	$4,569	$4,190

Three Months Ended September 30, 2020
Fair value as of June 30, 2020	$18,221	$—
Revaluation adjustments	16,856	—
Funded loans(1)	(9,433)	—
Unfunded loans(1)	(8,788)	—
Fair value as of September 30, 2020	$16,856	$—

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$15,620	$—
Revaluation adjustments	19,447	4,190
Funded loans(1)	(20,943)	—
Unfunded loans(1)	(9,555)	—
Fair value as of September 30, 2021	$4,569	$4,190

Nine Months Ended September 30, 2020
Fair value as of January 1, 2020	$1,090	$—
Revaluation adjustments	46,908	—
Funded loans(1)	(16,644)	—
Unfunded loans(1)	(14,498)	—
Fair value as of September 30, 2020	$16,856	$—
___________________
(1)Funded and unfunded loan fair value adjustments for the three-month periods presented represent the unpaid principal balance of funded and unfunded loans, respectively, during the periods presented multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. For the year-to-date periods presented, amounts represent the summation of the per-quarter effects.
Non-Securitization Investments
Non-securitization investments — ETFs of $1,607 as of September 30, 2021 and $6,850 as of December 31, 2020 include investments in exchange-traded funds, each of which has a targeted investment strategy, such as securities with regular dividends (applicable to the 2021 period only), investment grade and high-yield fixed income securities (applicable to the 2021 period only), equity securities seeking long-term capital appreciation (sold during the 2021 period), and widely held U.S. stocks by SoFi members (sold during the 2021 period). Non-securitization investments — ETFs are measured at fair value on a recurring basis using the net asset value expedient in accordance with ASC 820 and are presented within other assets in the consolidated balance sheets.
Non-securitization investments — Common stock of $552 as of September 30, 2021 includes stock inventory to facilitate member trading in fractional shares in various companies through a SoFi Invest account, as well as common stock at 8 Limited,

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
which functions as a clearing broker in Hong Kong. Fractional share assets are measured at fair value on a recurring basis and presented within other assets in the consolidated balance sheets. Common stock assets were immaterial as of December 31, 2020.
As of September 30, 2021 and December 31, 2020, non-securitization investments — other includes investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. Under the measurement alternative method, we measure the investments at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers. The carrying values of the investments are presented within other assets in the consolidated balance sheets. Adjustments to the carrying values, such as impairments and unrealized gains, are recognized within noninterest income — other in the consolidated statements of operations and comprehensive income (loss). The fair value measurements are classified within Level 3 of the fair value hierarchy due to the uses of unobservable inputs in the fair value measurements.
For one such investment with a fair value of $1,147 as of September 30, 2021 and December 31, 2020, we recorded an impairment charge of $803 in the second quarter of 2020 and adjusted the carrying value of the investment accordingly, which was based on a discounted cash flow analysis, wherein we weighted different valuation scenarios with different assumed internal rates of return and time to liquidity events. In performing a qualitative impairment assessment, we determined that the carrying amount of the investment exceeded its fair value due to a significant decline in investee operating results relative to expectations, primarily as a result of the COVID-19 pandemic.
For an additional investment with a fair value of $2,168 as of September 30, 2021, we recognized a gain of $3,967 during the second quarter of 2021, which also represents our cumulative adjustment on this security and which we valued based on the investee’s latest round of financing during the second quarter of 2021. We considered this recent equity transaction to be an orderly transaction in an issuance similar to our investment holding. Additionally, we sold a portion of our investment during the second quarter of 2021 for $2,000 at the same valuation, contemporaneous with the investee’s latest round of financing, for which the cash was received in the third quarter of 2021.
Purchase Price Earn-Out
As of September 30, 2021, we had a derivative for a purchase price earn-out in conjunction with a loan sale agreement we entered into during 2018, as further discussed in Note 1. We receive a capped contractual payout based on the respective loan pool internal rate of return over a certain hurdle rate, which is adjusted for the loan purchaser’s expenses, which are generally immaterial. Historically, the purchase price earn-out value was immaterial. The fair value of the purchase price earn-out is determined using a discounted cash flow methodology. Management classifies the purchase price earn-out as Level 3 due to the use of significant unobservable inputs in the fair value measurement. A significant difference between the expected performance of the loans included in the loan sale agreement and the actual results as of the measurement date could result in a higher or lower fair value measurement. Our key valuation inputs were as follows as of the date indicated:

	September 30, 2021
Purchase Price Earn-Out	Range	Weighted Average
Conditional prepayment rate	18.7% – 18.7%	18.7%
Annual default rate	32.1% – 32.1%	32.1%
Discount rate	25.0% – 25.0%	25.0%
The key assumptions included in the above table are defined as follows:
•Conditional prepayment rate — The monthly annualized proportion of the principal of the pool of loans included in the loan sale agreement that is assumed to be paid off prematurely. An increase in the conditional prepayment rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
•Annual default rate — The annualized rate of borrowers who fail to remain current on their loans for the pool of loans included in the loan sale agreement. An increase in the annual default rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
•Discount rate — The weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the purchase price earn-out derivative. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
The following table presents the changes in our purchase price earn-out, which is measured at fair value on a recurring basis. Changes in the fair value are recorded within noninterest income — other in the consolidated statements of operations and comprehensive income (loss).

Purchase Price Earn-Out
Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$—
Initial recognition(1)	7,165
Payments	(1,754)
Fair value as of September 30, 2021	$5,411

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$—
Initial recognition(1)	7,165
Payments	(1,754)
Fair value as of September 30, 2021	$5,411
___________________
(1)The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were $(652) during the three and nine months ended September 30, 2021. The losses attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the purchase price earn-out. These assumptions are based on historical performance and performance expectations over the term of the underlying instrument.
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
(1)If the Reference Value equals or exceeds $18.00 per share, the Company may redeem the outstanding public warrants for cash at a price of $0.01 per warrant. The public warrant holders will be entitled to exercise his, her or its public warrants prior to the scheduled redemption date. The private placement warrants are exempt from redemption if the Reference Value is at or above $18.00 per share and the private placement warrants continue to be held by the Sponsor or a permitted transferee.

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
Prior to the Business Combination, SCH evaluated the public warrants and private placement warrants under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity and concluded that they did not meet the criteria to be classified in permanent equity. Specifically, the settlement feature for the private placement warrants precluded them from being considered indexed to SCH’s own stock, given that a change in the holder of the private placement warrants may have altered the settlement of the private placement warrants. Since the holder of the instrument was not an input to a standard option pricing model (a consideration with respect to the indexation guidance), the fact that a change in the holder may impact the value of the private placement warrants meant the private placement warrants were not indexed to the SCH’s own stock. Further, a provision in the warrant agreement related to certain tender or exchange offers precluded the public warrants and private placement warrants from being accounted for as components of permanent equity. Since the public warrants and private placement warrants met the definition of a derivative under ASC 815, SCH recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings in accordance with ASC 820.
As the accounting acquirer in the Business Combination, and because there were no changes to the terms and conditions of the warrant agreement, SoFi Technologies warrants continue to be classified as derivative liabilities subsequent to the Business Combination, subject to recurring fair value measurement under ASC 820, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss) in the period of change.
In connection with the Business Combination, on June 14, 2021, the Company filed a Registration Statement on Form S-1 with the SEC, which related to the issuance of an aggregate of up to 28,125,000 shares of common stock issuable upon the exercise of the SoFi Technologies warrants. At the time of the Business Combination, the SoFi Technologies warrants were initially valued at $200,250. As of September 30, 2021, no SoFi Technologies warrants were exercised and the Company valued the warrant liabilities at $174,938 based on the closing price of SOFIW. The fair value gains of $64,405 and $25,312 during the three and nine months ended September 30, 2021, respectively, were recorded within noninterest expense — general and administrative in the consolidated statements of operations and comprehensive income (loss). In November 2021, we announced that we will redeem all outstanding SoFi Technologies warrants. See Note 18 for additional information.
Note 9. Debt
The following table summarizes the Company’s principal outstanding debt, debt discounts/premiums and debt issuance costs as of the dates indicated:

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					September 30, 2021(5)	December 31, 2020
Student Loan Warehouse Facilities
SoFi Funding I	$71,695	1ML + 125 bps	April 2022	$200,000	$66,936	$374,575
SoFi Funding III	27,417	PR – 134 bps(6)	September 2024	75,000	24,427	30,170
SoFi Funding V(7)	4,237	1ML + 135 bps	May 2023	350,000	4,437	—
SoFi Funding VI	79,914	3ML + 125 bps	March 2024	600,000	76,219	432,437
SoFi Funding VII	186,113	1ML + 125 bps	September 2022	500,000	170,431	276,910
SoFi Funding VIII	124,112	1ML + 90 bps	May 2022	300,000	115,214	221,342
SoFi Funding IX(8)	264,047	3ML+ 200 bps and CP + 87.5 bps	May 2025	500,000	246,358	70,780
SoFi Funding X(9)	128,328	CP + 125 bps	April 2024	400,000	116,395	44,136
SoFi Funding XI(10)	36,806	CP + 115 bps	November 2023	500,000	32,636	87,404
Total, before unamortized debt issuance costs	$922,669			$3,425,000	$853,053	$1,537,754
Unamortized debt issuance costs					$(6,570)	$(7,940)

Personal Loan Warehouse Facilities
SoFi Funding PL I(11)	$105,363	CP + 137.5 bps	September 2023	$250,000	$88,295	$—
SoFi Funding PL II	—	3ML + 225 bps	July 2023	400,000	—	137,420
SoFi Funding PL III	10,199	1ML + 175 bps	May 2023	250,000	8,855	2,793
SoFi Funding PL IV(12)	—	CP + 170 bps	November 2023	500,000	—	132,416
SoFi Funding PL VI(13)	—	CP + 170 bps	September 2024	50,000	—	107,595
SoFi Funding PL VII	127,281	1ML + 115 bps	June 2022	250,000	102,303	15,610
SoFi Funding PL X	22,756	1ML + 142.5 bps	February 2023	200,000	19,279	3,004

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					September 30, 2021(5)	December 31, 2020
SoFi Funding PL XI	114,207	1ML + 170 bps	January 2022	200,000	95,513	112,478
SoFi Funding PL XII	—	1 ML + (225–315 bps)	June 2021	—	—	127,724
SoFi Funding PL XIII	—	1ML + 175 bps	January 2030	300,000	—	219,362
Total, before unamortized debt issuance costs	$379,806			$2,400,000	$314,245	$858,402
Unamortized debt issuance costs					$(4,254)	$(6,692)

Credit Card Warehouse Facilities
SoFi Funding CC I LLC	$13,461	CP + 175 bps(14)	October 2022	$100,000	$10,789	$—
Total, before unamortized debt issuance costs	$13,461			$100,000	$10,789	$—
Unamortized debt issuance costs					$(259)	$—

Risk Retention Warehouse Facilities(15)
SoFi RR Funding I	$18,755	1ML + 200 bps	January 2024	$100,000	$15,631	$54,304
SoFi RR Repo	95,464	3ML + 185 bps	June 2023	192,141	80,224	75,863
SoFi C RR Repo	6,822	3ML + (180–185 bps)	December 2021		5,873	42,757
SoFi RR Funding II	122,681	1ML + 125 bps	November 2024		110,692	160,199
SoFi RR Funding III	48,140	1ML + 375 bps	November 2024		43,962	60,786
SoFi RR Funding IV	65,071	1ML + 150 bps	October 2027	100,000	53,606	37,334
SoFi RR Funding V	61,224	298 bps	December 2025		37,344	—
Total, before unamortized debt issuance costs	$418,157				$347,332	$431,243
Unamortized debt issuance costs					$(2,289)	$(2,052)

Revolving Credit Facility(16)
SoFi Corporate Revolver	n/a	1ML + 100 bps(17)	September 2023	$560,000	$486,000	$486,000
Total, before unamortized debt issuance costs				$560,000	$486,000	$486,000
Unamortized debt issuance costs					$(716)	$(987)

Seller note(18)	n/a	1000 bps	February 2021		$—	$250,000
Total					$—	$250,000

Other financing – various notes(18)	n/a	331 – 547 bps	July 2021		$—	$4,375
Total					$—	$4,375

Student Loan Securitizations
SoFi PLP 2016-B LLC	$54,528	1ML + (120–380 bps)	April 2037		$48,256	$69,448
SoFi PLP 2016-C LLC	61,960	1ML + (110–335 bps)	May 2037		55,553	81,115
SoFi PLP 2016-D LLC	77,455	1ML + (95–323 bps)	January 2039		69,449	93,942
SoFi PLP 2016-E LLC	92,026	1ML + (85–443 bps)	October 2041		83,499	117,800
SoFi PLP 2017-A LLC	114,950	1ML + (70–443 bps)	March 2040		103,782	146,064
SoFi PLP 2017-B LLC	97,407	274 – 444 bps	May 2040		88,942	129,873
SoFi PLP 2017-C LLC	126,438	1ML + (60–421 bps)	July 2040		114,649	161,897
Total, before unamortized debt issuance costs and discount	$624,764				$564,130	$800,139
Unamortized debt issuance costs					$(4,317)	$(5,958)
Unamortized discount					(1,218)	(1,654)

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					September 30, 2021(5)	December 31, 2020
Personal Loan Securitizations
SoFi CLP 2016-1 LLC	$22,105	326 bps	August 2025		$6,562	$36,546
SoFi CLP 2016-2 LLC	21,370	477 bps	October 2025		6,467	37,973
SoFi CLP 2016-3 LLC	—	305 – 449 bps	September 2021		—	30,780
SoFi CLP 2018-3 LLC	103,783	402 – 467 bps	August 2027		95,430	163,784
SoFi CLP 2018-4 LLC	116,535	417 – 476 bps	November 2027		107,452	184,831
SoFi CLP 2018-3 Repack LLC	—	200 bps	March 2021		—	2,457
SoFi CLP 2018-4 Repack LLC	—	200 bps	June 2021		—	5,853
Total, before unamortized debt issuance costs, premiums and discount	$263,793				$215,911	$462,224
Unamortized debt issuance costs					$(1,865)	$(3,057)
Unamortized premium (discount)					254	(2,872)

Total, before unamortized debt issuance costs, premiums and discounts					$2,791,460	$4,830,137
Less: unamortized debt issuance costs, premiums and discounts					(21,234)	(31,212)
Total reported debt					$2,770,226	$4,798,925
_________________
(1)As of September 30, 2021, represents unpaid principal balances, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances as presented may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)Unused commitment fees ranging from 0 to 75 basis points (“bps”) on our various warehouse facilities are recognized as noninterest expense — general and administrative in our consolidated statements of operations and comprehensive income (loss). “ML” stands for “Month LIBOR”. As of September 30, 2021, 1ML and 3ML was 0.08% and 0.13%, respectively. As of December 31, 2020, 1ML and 3ML was 0.14% and 0.24%, respectively. “PR” stands for “Prime Rate”. As of September 30, 2021 and December 31, 2020, PR was 3.25% and 3.25%, respectively.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)Represents total capacity as of September 30, 2021.
(5)There were no debt discounts and a debt premium of $335 issued during the nine months ended September 30, 2021. We paid $1,400 during 2021 related to debt issuance costs accrued in 2020.
(6)This facility has a prime rate floor of 309 bps.
(7)The outstanding balance as of September 30, 2021 does not reflect restricted cash amounts earmarked for repayment of $512 at the cutoff date.
(8)Warehouse facility incurs different interest rates on its two types of asset classes. One such class incurs interest based on a commercial paper (“CP”) rate, which is determined by the facility lender. As of September 30, 2021 and December 31, 2020, the CP rate for this facility was 0.15% and 0.25%, respectively.
(9)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2021 and December 31, 2020, the CP rate for this facility was 0.19% and 0.28%, respectively.
(10)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2021 and December 31, 2020, the CP rate for this facility was 0.15% and 0.25%, respectively.
(11)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2021, the CP rate for this facility was 0.09%. As of December 31, 2020, this facility incurred interest based on 1ML.
(12)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2021 and December 31, 2020, the CP rate for this facility was 0.14% and 0.25%, respectively.
(13)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2021, the CP rate for this facility was 0.14%. As of December 31, 2020, this facility incurred interest based on 3ML.
(14)Warehouse facility incurs interest at a spread (as indicated in the table) plus the lower of (a) 3ML plus 35 bps or (b) the CP rate for this facility, which is determined by the facility lender. As of September 30, 2021, the CP rate for this facility was 0.16%.
(15)Financing was obtained for both asset-backed bonds and residual investments in various personal loan and student loan securitizations, and the underlying collateral are the underlying asset-backed bonds and residual investments. We only state capacity amounts in this table for risk retention facilities wherein we can pledge additional asset-backed bonds and residual investments as of September 30, 2021.
(16)As of September 30, 2021, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 15 for more details.
(17)Interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on PR.
(18)Part of our consideration to acquire Galileo was in the form of a seller note financing arrangement, which we paid off in February 2021. See Note 2 for additional information. We also assumed certain other financing arrangements resulting from our acquisition of Galileo, which we paid off during the third quarter of 2021.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Material Changes to Debt Arrangements
During the nine months ended September 30, 2021, we:
•paid off the seller note issued in 2020 for a total payment of $269,864, consisting of outstanding principal of $250,000 and accrued interest of $19,864, and paid off the other financing arrangements assumed in connection with the acquisition of Galileo;
•opened one risk retention warehouse facility;
•opened one credit card warehouse facility with a maximum available capacity of $100,000;
•closed one personal loan warehouse facility that had a maximum available capacity of $250,000; and
•had one home loan warehouse facility mature that had a maximum available capacity of $150,000.
The total accrued interest payable on our debt as of September 30, 2021 and December 31, 2020 was $2,191 and $19,817, respectively, and was included as a component of accounts payable, accruals and other liabilities in the consolidated balance sheets.
Our warehouse and securitization debt is secured by a continuing lien and security interest in the loans financed by the proceeds. Within each of our debt facilities, we must comply with certain operating and financial covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum cash and cash equivalents, and (iii) a maximum leverage ratio of total debt to tangible net worth. Our debt covenants can lead to restricted cash classifications in our consolidated balance sheets. Our subsidiaries are restricted in the amount that can be distributed to the parent company only to the extent that such distributions would cause the financial covenants to not be met. We were in compliance with all financial covenants required per each agreement as of each balance sheet date presented.
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of September 30, 2021, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Note 10. Temporary Equity
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
As of September 30, 2021, there were no shares of SoFi Technologies Preferred Stock issued and outstanding and there were 3,234,000 shares of SoFi Technologies Series 1 Redeemable Preferred Stock issued and outstanding.
Recent Issuances and Redemptions
In conjunction with the Business Combination, we redeemed and canceled 15,000,000 shares of redeemable SoFi Technologies common stock for a purchase price of $150.0 million.
During December 2020, we exercised a call and redeemed 26,941,262 shares of redeemable preferred stock consisting of: 18,400,928 shares of Series B; 1,816,803 shares of Series D; 384,835 shares of Series E and 6,338,696 shares of Series F. The amount payable resulted in a reduction to redeemable preferred stock of $80,201 for the redeemable preferred stock balance at the time of the exercise. The shares were retired upon receipt. The cash payment for the redeemed preferred shares was made in January 2021. See Note 14 for additional information.
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
Series 1 Preference and Rights
On January 7, 2021, the Company and (i) entities affiliated with Silver Lake, which is affiliated with Michael Bingle, one of the directors of SoFi, (ii) entities affiliated with the Qatar Investment Authority (“QIA”), which is affiliated with Ahmed Al-Hammadi, one of the directors of SoFi, and (iii) Mr. Noto, the Chief Executive Officer and one of the directors of SoFi, entered into the Amended and Restated Series 1 Preferred Stock Investors’ Agreement (the “Amended Series 1 Agreement”), which amended the Series 1 Preferred Stock Investors’ Agreement dated May 29, 2019 (the “Original Series 1 Agreement”). Under the Original Series 1 Agreement, the Series 1 preferred stock had limited price protection in the instance that the Company liquidated, finalized an initial public offering, or sold control of the Company to a third party, which events would have triggered a special payment provision. In conjunction with the Business Combination, the Amended Series 1 Agreement amended the original special payment provision to provide for a one-time special payment of $21.2 million to Series 1 preferred stockholders, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense — general and administrative in the consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will have no subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
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
Dividends
Prior to the Business Combination, the preferred stock (other than Series C and excluding Series 1 preferred stock, which is discussed separately below) had non-cumulative and non-mandatory dividend rights. Series C did not have a stated dividend. No dividends were declared or paid subject to such dividend provisions. Subsequent to the Business Combination, the dividend provisions were no longer in effect.
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
During the three months ended September 30, 2021 and 2020, the Series 1 preferred stockholders were entitled to dividends of $10,189 and $10,189, respectively. During the nine months ended September 30, 2021 and 2020, the Series 1 preferred stockholders were entitled to dividends of $30,236 and $30,346, respectively. Dividends payable were $10,189 and $— as of September 30, 2021 and December 31, 2020, respectively.
Dividends are payable semiannually in arrears on the 30th day of June and 31st day of December of each year, when and as authorized by the board of directors. The Company may defer any scheduled dividend payment for up to three semiannual dividend periods, subject to such deferred dividend accumulating and compounding at the applicable Series 1 Dividend Rate. If the Company defers any single scheduled dividend payment on the Series 1 Redeemable Preferred Stock for four or more semiannual dividend periods, the Series 1 Dividend Rate applicable to (i) the compounding following the date of such default on all then-deferred dividend payments (whether or not deferred for four or more semiannual dividend periods) is applied on a go-forward basis and not retroactively, and (ii) new dividends declared following the date of such default and the compounding on such dividends if such new dividends are deferred shall be equal to the otherwise applicable Series 1 Dividend Rate plus 400 basis points. This default-related increase shall continue to apply until the Company pays all deferred dividends and related compounding. Once the Company is current on all such dividends, it may again commence deferral of any pre-scheduled dividend payment for up to three semiannual dividend periods, following the same procedure as outlined in the foregoing. There were no dividend deferrals during the nine months ended September 30, 2021 and year ended December 31, 2020.
Conversion
Subsequent to the Business Combination, the conversion provisions in respect of each series of preferred stock were no longer in effect, other than the Series 1 Redeemable Preferred Stock, which did not have any rights of conversion. Pursuant to the SoFi Technologies Certificate of Incorporation, the Series 1 Redeemable Preferred Stock continue not to have any rights to convert into shares of any other class or series of securities of the Company.
Liquidation
Subsequent to the Business Combination, the liquidation provisions in respect of every series of preferred stock, other than Series 1 Redeemable Preferred Stock, were no longer in effect. Pursuant to the SoFi Technologies Certificate of Incorporation, with respect to rights to the distribution of assets upon the Company’s liquidation, dissolution or winding up, the Series 1 Redeemable Preferred Stock is senior to all classes or series of common stock, non-voting common stock, SoFi Technologies Preferred Stock and any other class or series of capital stock of the Company now or hereafter authorized, issued or outstanding that, by its terms, does not expressly provide that it ranks senior to or pari passu with the Series 1 Redeemable Preferred Stock.

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
Voting Rights
Subsequent to the Business Combination, the liquidation provisions in respect of every series of preferred stock, other than Series 1 Redeemable Preferred Stock, were no longer in effect. Pursuant to the SoFi Technologies Certificate of Incorporation, the Series 1 preferred stockholders do not have explicit board of director rights.
Warrants
In connection with the Series 1 and Series H preferred stock issuances during the year ended December 31, 2019, we also issued 12,170,990 Series H warrants, which were initially accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, and were included within accounts payable, accruals and other liabilities in the consolidated balance sheets. At inception, we allocated $22.3 million of the $539.0 million of proceeds we received from the Series 1 and Series H preferred stock issuances to the Series H warrants, with such valuation determined using the Black-Scholes Model, in order to establish an initial fair value for the Series H warrants. The remaining proceeds were allocated to the Series 1 and Series H preferred stock balances based on their initial relative fair values.
Subsequent to the initial measurement and until the Business Combination, the Series H warrants were measured at fair value on a recurring basis and classified as Level 3 because of our reliance on unobservable assumptions, with fair value changes recognized within noninterest expense — general and administrative in the consolidated statements of operations and comprehensive income (loss). On May 28, 2021, in conjunction with the Closing of the Business Combination, we measured the final fair value of our Series H warrants. Subsequently, we reclassified the Series H warrant liability of $161,775 into

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
permanent equity, as the terms of the Series H instrument no longer necessitated liability accounting. Therefore, we do not measure the warrants at fair value subsequent to May 28, 2021.
The key inputs into our Black-Scholes Model valuation as of December 31, 2020 and as of the final measurement date were as follows:

Input	May 28, 2021	December 31, 2020
Risk-free interest rate	0.3%	0.2%
Expected term (years)	2.9	3.4
Expected volatility	33.9%	32.6%
Dividend yield	—%	—%
Exercise price	$8.86	$8.86
Fair value of Series H preferred stock	$21.89	$9.74
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in the fair value of the Series H warrant liabilities during the periods prior to the Closing of the Business Combination. As the warrants are no longer measured at fair value subsequent to May 28, 2021, we do not present a rollforward for the three months ended September 30, 2021.

Warrant Liabilities
Three Months Ended September 30, 2020
Fair value as of June 30, 2020	$21,452
Change in valuation inputs or other assumptions(1)	4,353
Fair value as of September 30, 2020	$25,805

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$39,959
Change in valuation inputs or other assumptions(1)	121,816
Reclassification to permanent equity in conjunction with the Business Combination(2)	(161,775)
Fair value as of September 30, 2021	$—

Nine Months Ended September 30, 2020
Fair value as of January 1, 2020	$19,434
Change in valuation inputs or other assumptions(1)	6,371
Fair value as of September 30, 2020	$25,805
___________________
(1)Changes in valuation inputs or other assumptions are recognized in noninterest expense — general and administrative in the consolidated statements of operations and comprehensive income (loss).
(2)Upon the Closing of the Business Combination, Social Finance Series H warrants were converted into SoFi Technologies common stock warrants and reclassified to permanent equity, as the warrants no longer have features requiring liability based accounting.
Note 11. Permanent Equity
On June 1, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “SOFI” and “SOFIW”, respectively. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of September 30, 2021, the Company had 805,667,914 shares of common stock and no shares of non-voting common stock issued and outstanding. See Note 10 for additional information on Social Finance preferred stock that was converted into SoFi Technologies common stock in conjunction with the Business Combination.
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance as of the dates indicated:

	September 30,	December 31,
	2021	2020
Conversion of outstanding redeemable preferred stock	—	465,916,522
Unissued redeemable preferred stock reserved for issued warrants	—	12,170,990
Unissued redeemable preferred stock	—	86,925,094
Outstanding common stock warrants	40,295,990	—
Outstanding stock options, RSUs and PSUs	100,608,432	74,549,561
Possible future issuance under stock plans	33,996,986	33,422,273
Contingent common stock	320,649	320,649
Total common stock reserved for future issuance	175,222,057	673,305,089
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the board of directors. There were no dividends declared or paid to common stockholders during the nine months ended September 30, 2021 and 2020.
Voting Rights
Each holder of common stock has the right to one vote per share of common stock and is entitled to notice of any stockholder meeting. Non-voting common stock does not have any voting rights or other powers.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (“AOCI”) primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities, which commenced during the third quarter of 2021, and foreign currency translation adjustments, which historically have been immaterial.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss) for the periods indicated.

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended September 30, 2021
AOCI, beginning balance	$—	$(512)	$(512)
Other comprehensive (loss) income before reclassifications(1)	(150)	204	54
Net current-period other comprehensive (loss) income(2)	(150)	204	54
AOCI, ending balance	$(150)	$(308)	$(458)

Three Months Ended September 30, 2020
AOCI, beginning balance	$—	$(64)	$(64)
Other comprehensive income before reclassifications(1)	—	24	24
Net current-period other comprehensive income(2)	—	24	24
AOCI, ending balance	$—	$(40)	$(40)

Nine Months Ended September 30, 2021
AOCI, beginning balance	$—	$(166)	$(166)
Other comprehensive loss before reclassifications(1)	(150)	(142)	(292)
Net current-period other comprehensive loss(2)	(150)	(142)	(292)
AOCI, ending balance	$(150)	$(308)	$(458)

Nine Months Ended September 30, 2020
AOCI, beginning balance	$—	$(21)	$(21)
Other comprehensive loss before reclassifications(1)	—	(19)	(19)
Net current-period other comprehensive loss(2)	—	(19)	(19)
AOCI, ending balance	$—	$(40)	$(40)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings, which are recorded within noninterest income — other in the consolidated statements of operations and comprehensive income (loss), were equal and offsetting during the three and nine months ended September 30, 2021, and therefore had no net impact on our results of operations. We did not have investments in AFS debt securities during the three and nine months ended September 30, 2020. Additionally, there were no reclassifications related to foreign currency translation adjustments during the three and nine months ended September 30, 2021 and 2020.
(2)There were no tax impacts during any of the periods presented due to reserves against deferred tax assets in jurisdictions where OCI activity was generated.

For gross amounts of realized gains and losses on our investments in AFS debt securities, see Note 3. Interest income associated with our investments in AFS debt securities recognized within interest income—other during the three and nine months ended September 30, 2021 was immaterial.
Note 12. Stock-Based Compensation
2011 Stock Option Plan
Prior to the Business Combination, the Company’s Amended and Restated 2011 Stock Option Plan (the “2011 Plan”) allowed the Company to grant shares of common stock to employees, non-employee directors and non-employee third parties. As of September 30, 2021, outstanding awards to non-employee third parties under the 2011 Plan were not material. The Company also had shares authorized under a stock plan assumed in a 2020 business combination, which were assumed by the 2011 Plan. Upon the Closing, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards may be granted under such plan. Awards outstanding under the 2011 Plan were assumed by SoFi Technologies upon the Closing and continue to be governed by the terms of the 2011 Plan.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
2021 Stock Option and Incentive Plan
In connection with the Closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. The number of authorized shares will increase on the first day of each fiscal year beginning with SoFi Technologies’ 2022 fiscal year, as prescribed in the 2021 Plan. The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (including performance stock units), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. As of September 30, 2021, outstanding awards to non-employee third parties under the 2021 Plan were not material.
During the nine months ended September 30, 2021 and 2020, we incurred cash outflows of $37,240 and $21,485, respectively, related to the payment of withholding taxes for vested RSUs. These cash outflows are presented within net cash (used in) provided by financing activities in the consolidated statements of cash flows.
Stock-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Technology and product development	$19,633	$7,430	$47,867	$19,373
Sales and marketing	4,681	2,473	10,821	5,584
Cost of operations	3,482	1,609	7,672	4,743
General and administrative	44,885	15,039	95,929	40,081
Total	$72,681	$26,551	$162,289	$69,781
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
During the fourth quarter of 2020, we valued our common stock on a monthly basis. A common stock transaction that closed in December 2020 at a price of $10.57 per common share, which was of substantial size and in close proximity to the Business Combination, served as the key input for the fair value of our common stock for grants made during the fourth quarter of 2020. We decreased the assumed discount for lack of marketability throughout the fourth quarter of 2020, corresponding with our decreased time to liquidity assumption throughout the quarter, as we became more certain over time about the possibility of entering into the Business Combination. We continued to use a share price of $10.57 to value our common stock for transactions in January until the date on which we executed the Agreement.
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock Options
The terms of the stock option grants, including the exercise price per share and vesting periods, are determined by our board of directors. At the discretion and determination of our board of directors, the 2021 Plan allows for stock options to be granted that may be exercised before the stock options have vested. The 2011 Plan, which continues to govern awards outstanding under that plan that were assumed by SoFi Technologies upon the Closing, had a similar provision.
The following is a summary of stock option activity for the period indicated:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2021	17,183,828	$9.92	6.6
Retroactive conversion of stock options due to Business Combination	12,764,147	(4.23)
Outstanding as of January 1, 2021, as converted	29,947,975	5.69	6.6
Granted(1)	—	n/a
Exercised	(5,652,778)	3.65
Forfeited	(22,008)	5.60
Expired	(129,816)	6.28
Outstanding as of September 30, 2021	24,143,373	$6.17	5.9
Exercisable as of September 30, 2021	23,489,947	$6.26	5.9
____________________
(1)There were no stock options granted during the nine months ended September 30, 2021.
Total compensation cost related to unvested stock options not yet recognized as of September 30, 2021 was $7.6 million and will be recognized over a weighted average period of approximately 1.4 years.
Restricted Stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant. The weighted average fair value of our common stock was $17.93 during the nine months ended September 30, 2021.
The following table summarizes RSU activity for the period indicated:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	25,591,913	$13.06
Retroactive conversion of RSUs due to Business Combination	19,009,673	(5.57)
Outstanding as of January 1, 2021, as converted	44,601,586	7.49
Granted	25,729,014	16.61
Vested(1)	(12,026,846)	7.98
Forfeited	(4,980,157)	8.92
Outstanding as of September 30, 2021(2)	53,323,597	$11.65
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the nine months ended September 30, 2021 was $96.0 million.
(2)Includes 178,021 RSUs that were granted in 2020 with an original vest date in June 2021 to earn the first tranche of compensation for the 2020 plan period. However, upon determining that the original performance-based vesting condition would not be satisfied, the Company modified the awards to extend the vesting date by 12 months. We concluded that the facts and circumstances aligned with an improbable-to-probable modification (Type III) and the vesting condition of the modified awards is a service-based condition. As a result, we reversed previously recognized share-based compensation expense of $1,237 in June 2021. For the modified awards, we will record total share-based compensation expense of $3,884 determined based on the number of awards expected to vest and the modification-date fair value over the 12-month service period, of which $976 and $1,156 was recorded during the three and nine months ended September 30, 2021, respectively.
As of September 30, 2021, there was $573.9 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 3.3 years.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. Under the 2021 Plan, we granted PSUs that will vest, if at all, on a graded basis during the four-year period commencing on May 28, 2022, subject to the achievement of specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, if we become a bank holding company, maintaining certain minimum standards applicable to bank holding companies. All PSUs are subject to continued employment on the date of vesting. In the event of a Sale Event (as defined in the 2021 Plan), the awards may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions.
The following table summarizes PSU activity for the period indicated:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	—	n/a
Granted	23,141,462	$9.50
Vested	—	n/a
Forfeited	—	n/a
Outstanding as of September 30, 2021	23,141,462	$9.50
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determine the grant-date fair values of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair values of PSUs granted during the period indicated:

Nine Months Ended
Input	September 30, 2021
Risk-free interest rate	0.8% – 0.8%
Expected volatility	34.9% – 35.9%
Fair value of common stock	$16.99 – $23.21
Dividend yield	0% – 0%
Our use of a Monte Carlo simulation model requires the use of subjective assumptions:
•The risk-free interest rate assumptions were based on the U.S. Treasury rate at the time of grant commensurate with the remaining term of the PSUs.
•The expected volatility assumptions were based on the implied volatility of our common stock from a set of comparable publicly-traded companies.
•The fair values of our common stock were based on the closing stock price on the dates of grant.
•We assumed no dividend yield because we have historically not paid out dividends to common stockholders.
As of September 30, 2021, there was $193.4 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.0 years.
Note 13. Income Taxes
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
For the three and nine months ended September 30, 2021, we recorded income tax expense of $(181) and $(1,202), respectively. For the three and nine months ended September 30, 2020, we recorded income tax (expense) benefit of $(192) and $99,519, respectively.
Income taxes for the nine months ended September 30, 2021 were primarily due to the profitability of SoFi Lending Corp, which incurs income tax expense in some state jurisdictions where separate company filing is required. The significant change in our income tax position for the nine-month 2021 period relative to the corresponding period in 2020 was primarily due to a partial release of our valuation allowance in the second quarter of 2020 in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020. There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2021 and we do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

During the nine months ended September 30, 2021, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.
Note 14. Related Parties
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
During the three and nine months ended September 30, 2020, we recognized related party interest income of $332 and $1,671, respectively. In December 2020, we exercised our Call Option Rights to acquire the Note Receivable Stockholder collateral, which included 104,132 shares of common stock and 26,941,262 shares of redeemable preferred stock. The Call Option Rights shares were retired upon receipt. The option exercise payable of $133,385 remained outstanding as of December 31, 2020 and the reserved funds were presented within restricted cash and restricted cash equivalents in the consolidated balance sheets. The full payment was subsequently made in January 2021.
Apex Loan
In November 2019, we lent $9,050 to Apex at an interest rate of 12.5% per annum, which had a scheduled maturity date of August 31, 2020. In August 2020, we extended the maturity date to August 31, 2021 and modified the interest rate to 5.0% per annum, which we determined to be below the market rate of interest. In accordance with ASC 835-30, Interest, during the three and nine months ended September 30, 2020, we recognized a loss of $319 within noninterest income — other in the consolidated statements of operations and comprehensive income (loss) representing the discounted fair value of the loan receivable relative to its stated value at the market rate of interest, which is accreted into interest income over the remaining term of the loan. During the nine months ended September 30, 2020, we lent an additional $7,643 to Apex. We had an interest income receivable of $1,443 as of December 31, 2020. In February 2021, Apex paid us $18,304 in settlement of all of their outstanding obligations to us, which consisted of outstanding principal balances of $16,693 and accrued interest of $1,611.
During the three and nine months ended September 30, 2021, we recognized interest income of $— and $211, respectively, within interest income — related party notes, and we reversed the remainder of the loss for the discount to fair value that had not yet been accreted of $169 within noninterest income — other in the consolidated statements of operations and comprehensive income (loss), which was only applicable to the nine-month period. During the three and nine months ended

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
September 30, 2020, we recognized interest income of $446 and $1,038, respectively, which included interest related to the principal balances of $417 and $1,009, respectively, and interest related to the discount accretion of $29 and $29, respectively.
Note 15. Commitments, Guarantees, Concentrations and Contingencies
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. During the nine months ended September 30, 2021, we commenced new operating leases for office premises with terms expiring from 2024 to 2026, exclusive of renewal option periods. Our new office leases contain renewal option periods ranging from three to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for new operating lease liabilities of $8,269 and $11,850 during the three and nine months ended September 30, 2021, respectively.
Lease Concession
The lessor for one of our operating leases allowed us to defer payments on the lease beginning in April 2020 as a result of our inability to use the leased premises during the COVID-19 pandemic. We elected to not account for this concession as a lease modification, as the concession did not result in a substantial change to the enforceable rights and obligations of the parties under the lease contract. During the concession period, we did not recognize operating lease cost and we did not remeasure the right-of-use asset or lease liability. We regained access to the leased premises in September 2021 and resumed lease amortization at that time, which represents the straight-line recognition of the remaining total operating lease cost over an extended lease term. In the absence of this concession, we would have recognized additional operating lease cost of $377 and $1,509 during the three and nine months ended September 30, 2021, respectively, and $566 and $1,132 during the three and nine months ended September 30, 2020, respectively.
Other Commitments
In September 2019, we entered into a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California that granted us the exclusive naming rights to SoFi Stadium and official partnerships with the Los Angeles Chargers and Los Angeles Rams, as well as rights with the performance venue and surrounding entertainment district (“Naming and Sponsorship Agreement”). We made payments totaling $6,250 and $15,767 during the three and nine months ended September 30, 2021, respectively. We made payments totaling $3,267 and $3,267 during the three and nine months ended September 30, 2020, respectively. See “Contingencies” below for discussion of an associated contingent matter.
We also have commitments to fund home loans and student loans that are only cancellable at the option of the borrower. The commitments are measured at fair value on a recurring basis. See Note 8 for additional information.
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
We are dependent on third-party funding sources to originate loans. Additionally, we sell loans to various third parties. During the nine months ended September 30, 2021, the two largest third-party buyers accounted for a combined 42% of our loan sales volume. No individual third-party buyer accounted for 10% or more of consolidated total net revenues for any of the periods presented.
The Company is exposed to default risk on borrower loans originated and financed by us. There is no single borrower or group of borrowers that comprise a significant concentration of the Company’s loan portfolio. Likewise, the Company is not overly concentrated within a group of channel partners or other customers, with the exception of our distribution of personal loan residual interests in our sponsored personal loan securitizations, which we market to third parties, and the aforementioned

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
whole loan buyers. Given we have a limited number of prospective buyers for our personal loan securitization residual interests, this might result in us utilizing a significant amount of our own capital to fund future residual interests in personal loan securitizations, or impact the execution of future securitizations if we are limited in our own ability to invest in the residual interest portion of future securitizations, or find willing buyers for securitization residual interests.
See Note 17 for a discussion of concentrations in revenues from contracts with customers.
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
Contingencies
Galileo. Galileo, our wholly owned subsidiary that we acquired in May 2020, was a defendant in a putative class action involving service disruption for customers of Galileo’s largest client stemming from Galileo’s system experiencing technology platform downtime in 2019. The parties entered into a class action settlement agreement to resolve the claims in the action. In May 2021, the United States District Court Northern District of California granted a motion for final approval of the class action settlement. In June 2021, an appeal was filed to the final order approving the settlement in the United States Court of Appeals for the Ninth Circuit by a pro se putative class member. On September 1, 2021, that appeal was dismissed for lack of prosecution. As of the date of this Quarterly Report on Form 10-Q, there are no further contingencies associated with this matter.
As of September 30, 2021, our liability associated with this litigation was $1,750, which decreased from the amount estimated as of December 31, 2020 due to lower-than-anticipated claims. The liability was presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. Other assets as of September 30, 2021 included $1,750 for the insurance recovery on the class action settlement.
We expensed Galileo legal fees associated with this litigation as incurred. Additionally, Galileo’s client sought compensatory payment from Galileo as part of the technology platform outage, which Galileo settled in November 2020 for $3,341.
SoFi Stadium. In September 2019, we established a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California (“StadCo”), through a naming and sponsorship agreement, which, among other things, provides SoFi with exclusive naming rights of SoFi Stadium and an official partnership with the Los Angeles Chargers and Los Angeles Rams and with the performance venue, which shares a roof with the stadium, and the surrounding planned entertainment district, which is anticipated to include office space, retail space and hotel and dining options. In September 2020, we discussed certain provisions of the naming and sponsorship agreement with StadCo in light of the COVID-19 pandemic. Based on these discussions, SoFi paid sponsorship fees for the initial contract year (July 1, 2020 to March 31, 2021) of $9.8 million, of which $6.5 million was paid during 2020 and $3.3 million was paid in January 2021.
The parties are revisiting the sponsorship fees to determine the ultimate amount payable for the initial contract year and have agreed upon a third party with expertise in the valuation of sports media rights and sports sponsorship or promotional rights (“Valuation Expert”) to perform an evaluation of the delivered value during the initial contract year, which evaluation has not begun as of the date of this Quarterly Report on Form 10-Q. Therefore, the Company is exposed to additional potential sales and marketing expense of up to $12.7 million, which reflects the difference between the actual sponsorship fees paid during the initial contract year and the commitment for the initial contract year made under the Naming and Sponsorship Agreement. As of September 30, 2021, we are unable to estimate the amount of reasonably possible additional costs we may incur with respect to this contingency. Moreover, we have not determined that the likelihood of additional cost is probable. Therefore, as of September 30, 2021, we have not recorded additional expense related to this contingency.

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
As of September 30, 2021 and December 31, 2020, the Company accrued liabilities within accounts payable, accruals and other liabilities in the consolidated balance sheets of $7,089 and $5,196, respectively, related to our estimated repurchase obligation, with the corresponding charges recorded within noninterest income — loan origination and sales in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2021 and December 31, 2020, the amount associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $6.5 billion and $3.9 billion, respectively.
As of September 30, 2021 and December 31, 2020, the Company had a total of $9.3 million and $9.3 million, respectively, in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for the purpose of securing certain of the Company’s operating lease obligations. A portion of the letters of credit was collateralized by $3.3 million of the Company’s cash as of each of September 30, 2021 and December 31, 2020, which is included within restricted cash and restricted cash equivalents in the consolidated balance sheets.
Mortgage Banking Regulatory Mandates
The Company is subject to certain state-imposed minimum net worth requirements for the states in which the Company is engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect the Company’s ability to meet mortgage banking regulatory requirements. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all minimum net worth requirements and, therefore, has not accrued any liabilities related to fines or penalties.
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
Note 16. Loss Per Share
We compute loss per share attributable to common stock using the two-class method required for participating interests. Prior to the Business Combination, our participating interests included all series of our preferred stock. Series 1 preferred stock has preferential cumulative dividend rights. Pursuant to ASC 260, Earnings Per Share, for each period presented, we increased net loss by the contractual amount of dividends payable to Series 1 preferred stock before allocating any remaining undistributed earnings to all participating interests.
Prior to the Business Combination, all other classes of preferred stock, except for Series C, had stated dividend rights, which had priority over undistributed earnings. The remaining losses were shared pro-rata among the preferred stock (with the exception of Series 1 preferred stock) and common stock outstanding during the measurement period, as if all of the losses for the period had been distributed. While our calculation of loss per share accounted for a loss allocation to all participating shares, we only presented loss per share below for our common stock. Basic loss per share of common stock was computed by dividing

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
net loss, adjusted for the impact of Series 1 preferred stock dividends and loss allocated to other participating interests, as applicable, by the weighted average number of shares of common stock outstanding during the period. Because the amount available to distribute to all participating interests after adjusting for redeemable preferred stock dividends was negative in all periods presented, we did not allocate any loss to participating interests in determining the numerator of the basic and diluted loss per share computation, as the allocation of loss would have been anti-dilutive. Further, we excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted loss per share, as their inclusion would have been anti-dilutive.
The calculation of basic and diluted loss per share was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(30,047)	$(42,878)	$(372,925)	$(141,437)
Less: Redeemable preferred stock dividends	(10,189)	(10,189)	(30,236)	(30,346)
Net loss attributable to common stockholders – basic and diluted	$(40,236)	$(53,067)	$(403,161)	$(171,783)
Denominator:
Weighted average common stock outstanding – basic	800,565,830	75,320,032	429,750,486	72,296,724
Weighted average common stock outstanding – diluted	800,565,830	75,320,032	429,750,486	72,296,724
Loss per share – basic	$(0.05)	$(0.70)	$(0.94)	$(2.38)
Loss per share – diluted	$(0.05)	$(0.70)	$(0.94)	$(2.38)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable preferred stock exchangeable for common stock	—	492,857,785	—	492,857,785
Redeemable preferred stock warrants exchangeable for common stock	—	12,170,990	—	12,170,990
Contingent common stock(1)	320,649	320,649	320,649	320,649
Common stock options	24,143,373	31,068,906	24,143,373	31,068,906
Common stock warrants	40,295,990	—	40,295,990	—
Unvested RSUs	53,323,597	37,370,320	53,323,597	37,370,320
Unvested PSUs	23,141,462	—	23,141,462	—
____________________
(1)For all periods presented, includes contingently issuable common stock in connection with our acquisition of 8 Limited, as further discussed in Note 2.
Note 17. Business Segment Information
Each of our reportable segments is a strategic business unit that serves specific needs of our members based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. Contribution profit (loss) is the primary measure of segment profit and loss reviewed by the Chief Operating Decision Maker (“CODM”) and is intended to measure the direct profitability of each segment. Contribution profit (loss) is defined as total net revenue for each reportable segment less:
•fair value changes in servicing rights and residual interests classified as debt that are attributable to assumption changes, which impact the contribution profit within the Lending segment. These fair value changes are non-cash in nature and are not realized in the period; therefore, they do not impact the amounts available to fund our operations; and

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
•expenses directly attributable to the corresponding reportable segment. Directly attributable expenses primarily include compensation and benefits and sales and marketing, and vary based on the amount of activity within each segment. Directly attributable expenses also include loan origination and servicing expenses, professional services, product fulfillment, lead generation and occupancy-related costs. Expenses are attributed to the reportable segments using either direct costs of the segment or labor costs that can be attributed based upon the allocation of employee time for individual products.
The reportable segments also reflect the Company’s organizational structure. Each segment has a segment manager who reports directly to the CODM. The CODM has ultimate authority and responsibility over resource allocation decisions and performance assessment.
The Company has three reportable segments: Lending, Technology Platform and Financial Services. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities and, for 2020, a commercial loan. We originate loans in each of the aforementioned channels with the objective of either selling whole loans or securitizing a pool of originated loans for transfer to third-party purchasers. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests, gains or losses recognized on transfers that meet the true sale requirements under ASC 860 and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. We also earn the difference between interest income earned on our loans and interest expense on any loans that are financed. Interest expense primarily impacts our Lending segment, and we present interest income net of interest expense, as our CODM considers net interest income in addition to contribution profit in evaluating the performance of the Lending segment and making resource allocation decisions. Finally, beginning in the third quarter of 2021, our Lending segment revenue also includes earnings or losses from an equity method investment, which are discussed further in Note 1.
The Technology Platform segment includes our Technology Platform fees, which commenced with our acquisition of Galileo in May 2020, and, in the 2020 periods, our equity method investment in Apex, which represented our portion of net earnings on clearing brokerage activity on the Apex platform. Apex was the Company’s only material equity method investment as of December 31, 2020. During January 2021, the seller of our Apex interest exercised the Seller Call Option, and as such we do not recognize Apex equity investment income subsequent to the call date. Due to the additional investment we made during 2020, we will maintain an immaterial investment in Apex, but will no longer qualify for equity method accounting. See Note 2 for additional information on the acquisition of Galileo, and Note 1 for additional information on our Apex equity method investment.
The Financial Services segment includes our SoFi Money product, SoFi Invest product, SoFi Credit Card product (which we launched in the third quarter of 2020), SoFi Relay personal finance management product and other financial services, such as equity capital markets and advisory services, lead generation, and content for other financial services institutions and our members. SoFi Money provides members a digital cash management experience, interest income and the ability to separate money balances into various subcategories. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include payment network fees on our member transactions and pay for order flow, digital assets transaction fees and share lending arrangements in SoFi Invest. Additionally, we earn underwriting fees and enterprise services fees associated with equity capital markets and advisory services we began providing in the second quarter of 2021. We also earn referral fees in connection with referral activity we facilitate through our platform. The referral fee is paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Beginning in the third quarter of 2021, referral fees also include referral fulfillment fees earned for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator.
Non-segment operations are classified as Other, which includes net revenues associated with corporate functions that are not directly related to a reportable segment. These non-segment net revenues include interest income earned on corporate cash balances, nonrecurring income on certain investments from available cash on hand, such as our investments in AFS debt securities (which investments are not interconnected with our core business lines and, thereby, reportable segments), and interest expense on corporate borrowings, such as our revolving credit facility and the seller note issued in connection with our acquisition of Galileo. During the three and nine months ended September 30, 2021, net revenues within Other also included $— and $211, respectively, of interest income and $— and $169, respectively, of reversal of loss on discount to fair value in connection with related party transactions. During the three and nine months ended September 30, 2020, net revenues within Other included $778 and $2,709, respectively, of interest income earned in connection with related party transactions. Refer to Note 14 for further discussion of our related party transactions.

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

Three Months Ended September 30, 2021	Lending	Technology Platform(1)(4)	Financial Services	Reportable Segments Total	Other	Total
Net revenue
Net interest income (loss)	$72,257	$39	$1,209	$73,505	$(1,130)	$72,375
Noninterest income	138,034	50,186	11,411	199,631	—	199,631
Total net revenue (loss)	$210,291	$50,225	$12,620	$273,136	$(1,130)	$272,006
Servicing rights – change in valuation inputs or assumptions(2)	(409)	—	—	(409)
Residual interests classified as debt – change in valuation inputs or assumptions(3)	5,593	—	—	5,593
Directly attributable expenses	(97,807)	(34,484)	(52,085)	(184,376)
Contribution profit (loss)	$117,668	$15,741	$(39,465)	$93,944

Three Months Ended September 30, 2020	Lending	Technology Platform(1)	Financial Services	Reportable Segments Total	Other	Total
Net revenue
Net interest income (loss)	$52,222	$(47)	$98	$52,273	$(3,061)	$49,212
Noninterest income (loss)	109,890	38,865	3,139	151,894	(319)	151,575
Total net revenue (loss)	$162,112	$38,818	$3,237	$204,167	$(3,380)	$200,787
Servicing rights – change in valuation inputs or assumptions(2)	4,671	—	—	4,671
Residual interests classified as debt – change in valuation inputs or assumptions(3)	11,301	—	—	11,301
Directly attributable expenses	(75,073)	(14,832)	(40,704)	(130,609)
Contribution profit (loss)	$103,011	$23,986	$(37,467)	$89,530

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Nine Months Ended September 30, 2021	Lending	Technology Platform(1)(4)	Financial Services	Reportable Segments Total	Other	Total
Net revenue
Net interest income (loss)	$180,856	$(29)	$1,980	$182,807	$(7,140)	$175,667
Noninterest income	343,703	141,616	34,142	519,461	4,136	523,597
Total net revenue (loss)	$524,559	$141,587	$36,122	$702,268	$(3,004)	$699,264
Servicing rights – change in valuation inputs or assumptions(2)	11,924	—	—	11,924
Residual interests classified as debt – change in valuation inputs or assumptions(3)	19,261	—	—	19,261
Directly attributable expenses	(261,202)	(97,148)	(135,851)	(494,201)
Contribution profit (loss)	$294,542	$44,439	$(99,729)	$239,252

Nine Months Ended September 30, 2020	Lending	Technology Platform(1)	Financial Services	Reportable Segments Total	Other	Total
Net revenue
Net interest income (loss)	$142,218	$(65)	$396	$142,549	$(3,441)	$139,108
Noninterest income (loss)	189,656	58,899	7,423	255,978	(1,045)	254,933
Total net revenue (loss)	$331,874	$58,834	$7,819	$398,527	$(4,486)	$394,041
Servicing rights – change in valuation inputs or assumptions(2)	16,332	—	—	16,332
Residual interests classified as debt – change in valuation inputs or assumptions(3)	28,815	—	—	28,815
Directly attributable expenses	(220,496)	(21,751)	(103,162)	(345,409)
Contribution profit (loss)	$156,525	$37,083	$(95,343)	$98,265
____________________
(1)Noninterest income within the Technology Platform segment for the three and nine months ended September 30, 2020 included $3,041 and $6,637, respectively, of earnings from our equity method investment in Apex. There were no earnings from our equity method investment in Apex during the three and nine months ended September 30, 2021. See Note 1 under “—Equity Method Investments” for additional information.
(2)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment and default rates and discount rates. This non-cash change, which is recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss) is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(3)Reflects changes in fair value inputs and assumptions, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(4)During the three and nine months ended September 30, 2021, the five largest clients in the Technology Platform segment contributed 63% and 65%, respectively, of the total net revenue within the segment, which represented 12% and 13%, respectively, of our consolidated total net revenue.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table reconciles reportable segments total contribution profit to loss before income taxes for the periods presented. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reportable segments total contribution profit	$93,944	$89,530	$239,252	$98,265
Other total net loss	(1,130)	(3,380)	(3,004)	(4,486)
Servicing rights – change in valuation inputs or assumptions	409	(4,671)	(11,924)	(16,332)
Residual interests classified as debt – change in valuation inputs or assumptions	(5,593)	(11,301)	(19,261)	(28,815)
Expenses not allocated to segments:
Share-based compensation expense	(72,681)	(26,551)	(162,289)	(69,781)
Depreciation and amortization expense	(24,075)	(24,676)	(75,041)	(44,346)
Fair value change of warrant liabilities	64,405	(4,353)	(96,504)	(6,371)
Employee-related costs(1)	(39,601)	(29,022)	(108,825)	(85,315)
Special payment(2)	—	—	(21,181)	—
Other corporate and unallocated expenses(3)	(45,544)	(28,262)	(112,946)	(83,775)
Loss before income taxes	$(29,866)	$(42,686)	$(371,723)	$(240,956)
__________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination. See Note 10 for additional information.
(3)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing costs, tools and subscription costs, professional services costs and corporate insurance expense.
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
Note 18. Subsequent Events
Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Quarterly Report on Form 10-Q.
Convertible Debt Offering
On October 4, 2021, the Company issued and sold $1.2 billion aggregate principal amount of convertible senior notes due 2026 (the “notes”). The notes are unsecured, unsubordinated obligations. The notes do not bear regular interest. The notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted. The notes are convertible by the noteholders prior to the close of business on the business day immediately preceding April 15, 2026, if certain conditions related to the Company’s share price are met, there are certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption, each as set forth in the indenture. On and after April 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, the notes are freely convertible by the noteholders.
We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). If we elect to deliver cash or a combination of cash and shares of our common stock, then the consideration due upon conversion will be determined over an observation period consisting of 30 “VWAP Trading Days” (as defined in the convertible debt agreement). The initial conversion rate is 44.6150 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $22.41 per share of our common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
The notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after October 15, 2024 through on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion.
The net proceeds from the offering were $1.176 billion, after deducting the initial purchasers’ discount and before the cost of the capped call transactions, as described below, and offering expenses payable by the Company. We used $113.8 million of the net proceeds to fund the cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds from the offering, (i) to pay related expenses, and (ii) for general corporate purposes.
Capped Call Transaction
In connection with the pricing of the notes, the Company entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Call Counterparties”). In connection with the exercise by the initial purchasers of their option to purchase additional notes, the Company entered into additional privately negotiated capped call transactions (together, the “Capped Call Transactions”) with each of the Capped Call Counterparties. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the notes. The Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap which initially is $32.02 per share, representing a premium of 100% over the last reported sale price per share of our common stock on September 29, 2021, subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions entered into by the Company with each of the Capped Call Counterparties, are not part of the terms of the notes, and do not affect any holder’s rights under the notes. Holders of the notes do not have any rights with respect to the Capped Call Transactions.
Warrants Redemption
On November 4, 2021, we announced that we will redeem all outstanding SoFi Technologies warrants that remain outstanding at 5:00 p.m. New York City time on December 6, 2021 (the “Redemption Date”) for a redemption price of $0.10 per warrant. The Warrants may be exercised by the holders thereof until 5:00 p.m. New York City time on the Redemption Date to purchase fully paid and non-assessable shares of common stock underlying such warrants. Payment upon exercise of the warrants may be made either (i) in cash, at an exercise price of $11.50 per share of common stock, or (ii) on a “cashless basis” in which the exercising holder will receive a number of shares of common stock to be determined in accordance with the terms of the warrant agreement and based on the Redemption Date and the volume weighted average price (the “fair market value”) of the common stock during the 10 trading days immediately following the date on which the notice of redemption was sent to holders of warrants. The Company will provide holders the fair market value no later than one business day after such 10-trading day period ends. In no event will the number of shares of common stock issued in connection with an exercise on a cashless basis exceed 0.361 shares of common stock per warrant. If any holder of warrants would, after taking into account all of such holder’s warrants exercised at one time, be entitled to receive a fractional interest in a share of common stock, the number of shares the holder will be entitled to receive will be rounded down to the nearest whole number of shares. Any warrants that remain unexercised on the Redemption Date will be void and no longer exercisable, and the holders of those warrants will be entitled to receive only the redemption price of $0.10 per warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as SoFi Technologies’ audited consolidated financial statements and notes thereto included in the final prospectus and definitive proxy statement, dated May 7, 2021 (the “Proxy Statement/Prospectus”) and filed with the SEC. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item II, Part 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
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
Our three reportable segments and their respective products as of September 30, 2021 were as follows:

Lending		Technology Platform		Financial Services
•	Student Loans(1)	•	Technology Platform Services (Galileo)	•	SoFi Money
•	Personal Loans			•	SoFi Invest(2)
•	Home Loans			•	SoFi Relay
				•	SoFi Credit Card
				•	SoFi At Work
				•	SoFi Protect
				•	Lantern Credit
				•	Equity capital markets and advisory services
__________________
(1)Composed of in-school loans and student loan refinancing.
(2)Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts.
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination and ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Once someone becomes a member, they are always considered a member unless they violate our terms of service. Our members have continuous access to our certified financial planners (“CFPs”), our career advice services, our member events, our content, educational material, news, tools and calculators at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Since our inception through September 30, 2021, we have served approximately 2.9 million members who have used approximately 4.3 million products on the SoFi platform. We believe we are in the early stages of the digital transformation of financial services and, as a result, have a substantial opportunity to continue to grow our member base and increase the number of products that our members use on the SoFi platform.

Members
In Thousands

YoY Growth	74%	90%	110%	113%	96%
We offer our members a suite of financial products and services, enabling them to borrow, save, spend, invest and protect their finances within one integrated platform. Our aim is to create a best-in-class, integrated financial services platform that will generate a virtuous cycle whereby positive member experiences will lead to more products adopted per member and enhanced profitability for each additional product by lowering overall member acquisition costs and increasing the lifetime value of our members. We refer to this virtuous cycle as our “Financial Services Productivity Loop”.
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
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services through SoFi At Work, and other enterprises that leverage our capabilities to assist with equity capital markets and advisory services. These enterprises become interconnected with the SoFi platform when using it for these services. We also leverage our platform to provide pre-qualified borrower referrals to a third-party partner who separately contracts with the loan originator. While these enterprises and partner are not considered members, they are important contributors to the growth of the SoFi platform, and, in some cases, also have their own constituents who might benefit from our products in the future. Further, our wholly-owned subsidiary, Galileo, had approximately 89 million total accounts on its platform (excluding SoFi accounts) as of September 30, 2021. Galileo started contributing new accounts to the SoFi ecosystem during the second quarter of 2020.
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
In order to be compliant with all applicable regulations, to operate to the satisfaction of the banking regulators, and to successfully execute our business plan for the bank, SoFi has been building out the required infrastructure to run the bank and to operate as a bank holding company. This effort spans our people and organization, technology, marketing/product management, risk management, compliance, and control functions. We have invested and expect to continue to invest substantial time, money and human resources towards bank readiness, and towards the regulatory approval process. During the three and nine months ended September 30, 2021, we incurred direct costs associated with securing a national bank charter of $4.4 million and $13.6 million, respectively, which consisted primarily of professional fees and compensation and benefits costs. While largely dependent on the timing of the regulatory approvals, we estimate that we could incur additional costs of approximately $4 million through the remainder of the regulatory approval process.
IPO Investment Center.    Through our FINRA-registered broker-dealer subsidiary, SoFi Securities LLC (“SoFi Securities”), we are licensed to underwrite securities offerings. In March 2021, we launched an IPO investment center that allows members with a SoFi active invest account to invest in initial public offerings before they trade on an exchange. During the three and nine months ended September 30, 2021, we recognized underwriting fee revenue of $0.3 million and $2.0 million, respectively, within noninterest income — other in the consolidated statements of operations and comprehensive income (loss) associated with our IPO Investment Center underwriting activities. We aim to continue to generate revenues in future periods from our IPO investment center activities in the form of underwriting fees.
Our Reportable Segments
We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. Below is a discussion of our segments and their corresponding products.
Lending Segment
Through our Lending segment, we offer student loans, personal loans, home loans and related services.
Student Loans. We primarily operate in the student loan refinance space, with a focus on super-prime graduate school loans. We later expanded into “in-school” lending, which allows members to borrow funds while they attend school. We offer flexible loan sizes and repayment options, competitive rates, and the ability to lock in an interest rate for funding at a later time on our student loan products.
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
SoFi has built a comprehensive underwriting process across each lending product that is focused on willingness to pay (measured by credit attributes), ability to pay (measured through income verification), and capacity to pay (measured by debt service in relation to other loans). Our student loan and personal loan underwriting models consider credit reports, industry credit and bankruptcy prediction models, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow (defined as borrower monthly net income less revolving and installment payments less housing payments). Our minimum FICO requirements are 650 for student loan refinancing, 650 for in-school loans (primary or co-signer) and 680 for personal loans. We decreased our in-school loan minimum FICO requirement in conjunction with our launch of a revised underwriting strategy in the second quarter of 2021, which utilizes an advanced risk model that focuses on borrowers' ability to pay and provides refined risk separation. Home loans originated by SoFi that are agency conforming loans are subject to credit, debt service, and collateral eligibility established by Fannie Mae. Existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products. Home loans originated by SoFi that are non-agency loans are subject to our credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum qualified mortgage limits on debt-to-income service and caps on loan-to-value based on an accredited appraisal. We also leverage our data to provide existing members a streamlined application process through automation.
Our lending business is primarily a gain-on-sale model, whereby we originate loans and recognize a gain from these loans when we sell them into either our whole loan or securitization channels. We sell our whole loans primarily to large financial institutions, such as bank holding companies, typically at a premium to par, and in excess of our costs to originate the loans. Our loan premiums fluctuate from time to time based on benchmark rates and credit spreads, and we are not guaranteed a gain on all or any of our loan sales. When securitizing loans, we first isolate the underlying loans in a trust and then sell the beneficial interests in the trust to a bankruptcy-remote entity. In securitization transactions that do not qualify for sale accounting, the related assets remain on our consolidated balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor. In the case of both whole loan sales and securitizations, we also typically continue to retain servicing rights following transfer. We, therefore, view servicing as an integral component of the Lending segment.
Prior to selling our loans, we hold them on our consolidated balance sheet at fair value and rely upon warehouse financing arrangements. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment.
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
Technology Platform Segment
Our Technology Platform segment consists of Galileo, and historically included our minority ownership of Apex Clearing Holdings, LLC (“Apex”), a technology-enabled provider of investment custody and clearing brokerage services, in which we invested in December 2018. During January 2021, the seller of the Apex interest exercised its call rights on our Apex investment. Therefore, we did not recognize any Apex equity method investment income during the three and nine months ended September 30, 2021, nor will we have such equity method investment income in future periods. Additionally, we measured the carrying value of the Apex equity method investment as of December 31, 2020 equal to the call payment that we received in January 2021. Although following the exercise of the seller’s call rights we no longer have an equity method investment in Apex or recognize equity method investment income, Apex continues to provide investment custody and clearing services for SoFi Invest, including for our brokerage activities, under a multi-year revenue sharing arrangement.
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
We earn revenue on Galileo’s platform in the following two ways:
•Technology Platform Fees: We earn Technology Platform revenues for providing continuous delivery of an integrated technology platform as an outsourced service for financial and non-financial institutions. The platform fees we earn are based on access to the platform and are specific to the type of transaction. For example, we offer “event pricing”, which includes a specific charge for an account setup, an active account on file, use of Program, Event and

Authorization Application Programming Interfaces (“APIs”), card activation, authorizations and processing, and card loads. In addition, we offer “partner pricing”, which is the back-end support we provide to Galileo’s clients, such as live agent customer service, chargeback and fraud analysis and credit bureau reporting, all within one integrated solution for our clients.
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
Other
In August 2020, we began offering the SoFi Credit Card, which we expanded to a broader market in the fourth quarter of 2020. Additionally, we developed SoFi Relay within the SoFi mobile application, a personal finance management product which allows members to track all of their financial accounts in one place and utilize credit score monitoring services. Further, we leverage our technology and information infrastructure to offer services to other enterprises, such as loan referrals, referral fulfillment and SoFi At Work, which is a platform we offer to enterprises that are looking for a seamless way to provide financial benefits to their employees, such as student loan payments made on their employees’ behalf, for which we earn a fee. We have also developed a financial services marketplace platform branded as Lantern Credit to help applicants that do not qualify for SoFi products find alternative products, as well as providing a product comparison experience. Finally, commencing in the second quarter of 2021, we started earning revenues for serving in underwriting syndicates and advisory services in connection with helping companies successfully complete the business combination process, inclusive of obtaining required shareholder votes.
We earn revenues in connection with our Financial Services segment through various partnerships and our SoFi Money and SoFi Invest products in the following ways:
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. As such, the third-party enterprise partners are our customers in these referral arrangements. Beginning in the third quarter of 2021, referral fees also include referral fulfillment fees earned for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. The referral fulfillment fee is determined as the lower of a fixed per-loan amount or the multiplication of a set fee percentage by the aggregate loan origination principal balance. As such, the third-party partner is our customer in this referral fulfillment arrangement.
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
•Brokerage fees: We earn brokerage fees from our share lending and pay for order flow arrangements related to our SoFi Invest product (for which Apex serves as principal), exchange conversion services and digital assets activity. In our share lending arrangements and pay for order flow arrangements with Apex, we do not oversee the execution of the transactions by our members, but benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and pay for order flow volume. Apex connects with market makers (order flow) and institutions (share lending) to facilitate the service and is responsible for execution. Apex carries inventory risk with the share lending program and ultimately is responsible for successful order routing to market makers that trigger the pay for order flow revenue. Apex sets the gross price and negotiates with market makers and institutions as part of our order flow and share lending arrangements. We have no discretion or visibility into this pricing and, instead, negotiate a net fee for our order flow and share lending arrangements, which is settled with Apex rather than with market makers or other institutions. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume. In our exchange conversion arrangements, we earn fees for exchanging one currency for another. Historically, these fees have not been a significant portion of our total net revenue. Our arrangements with Apex are governed by an agreement which contains certain minimum monthly requirements and which is terminable by either party upon notice. Although we no longer have an equity method investment in Apex as of the balance sheet date, Apex continues to provide the services under this agreement.
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
COVID-19 Pandemic
Although the long-term effects of the novel coronavirus (“COVID-19”) pandemic globally and in the United States remain unknown, we are seeing signs of recovery from the impacts of the pandemic due to the increased availability of vaccinations and government stimulus programs, particularly in the United States, including businesses and schools reopening, improved employment metrics, and increased consumer spending and confidence levels. However, we continue to monitor developments related to the pandemic, particularly the spread of additional strains of the COVID virus and potential related impacts, as well as vaccine adoption rates. Through our business continuity program, which was expanded in response to the COVID-19 pandemic, we continue to monitor the recommendations and protocols published by the U.S. Centers for Disease Control and Prevention (“CDC”) and the World Health Organization, as well as state and local governments, and to communicate with employees on a regular basis to provide updated information and corporate policies. Since the onset of the COVID-19 pandemic, we took a number of measures to proactively support our members, applicants for new loans and employees.
Members:   We have and will continue to approach hardship programs from a member-first perspective. In addition to our Unemployment Protection Plan, which remains available to all eligible members, we launched comprehensive forbearance programs that provided meaningful Federal Emergency Management Agency disaster hardship relief. Starting in March 2020, we made available a web-enabled self-service forbearance request process that enabled members who faced unemployment, reduction in income or general economic uncertainty to defer their loan payment for an initial period with options to extend. We also deferred certain collection recovery activities, while taking every opportunity to work with our members to find a path to repayment. We discontinued enrollment in our COVID-19 forbearance programs, which were designed to be temporary in nature, for personal loans and student loans on March 31, 2021 and April 30, 2021, respectively. Although enrollment in COVID-19 forbearance programs for home loans remains open, new requests remain low and are primarily related to extensions of existing forbearance. As of September 30, 2021, the remaining loans in active short-term hardship relief or payment deferral due to the COVID-19 pandemic included 72 home loans with an aggregate balance of $19.1 million. There were no personal loans or student loans in this category due to the COVID-19 pandemic. Subject to eligibility, members may participate in other customary hardship programs.
Applicants: In response to deteriorating economic conditions and market uncertainty amid the COVID-19 pandemic, in 2020 we proactively executed our recession readiness credit risk strategies. This included introducing elevated credit eligibility requirements for personal loans, thorough validation of income and income continuity, and limiting loan amounts. Throughout the first half of 2021, we adapted our elevated credit eligibility requirements for personal loans through phases of reopening following our metric-driven, return-to-normalcy action plan. Additionally, in the third quarter of 2021, we implemented a proprietary Recession Early Warning System (“REWS”), which applies a set of internal and external indicators and enables us to closely monitor economic conditions and to be more proactive and agile in taking decisive credit actions. REWS is currently enabled for personal loans only, as it is our product with the highest credit risk.
Employees: In order to safeguard the health and safety of our team members and their families, we virtualized our entire organization beginning in March 2020, enabling all of our team members to work virtually. We initiated a pilot reopening of our United States offices in July 2021 on a voluntary basis. In October 2021, we delayed our staggered Return-To-Workplace program originally planned for Fall 2021. Our reopening of United States SoFi office locations began with senior management on November 1, 2021 and will follow with our other employees who plan to return to the office on February 1, 2022. Employees are working with their managers and departmental leaders to determine the best place for them to work from upon our full reopening of our office locations, which may include full-time remote and hybrid in-office options. Our offices will continue to be open on a voluntary basis in the interim period. These plans remain subject to change as the impacts of the COVID-19 pandemic continue to evolve. We will continue to align our protocols with evolving CDC, state and local guidelines to continue to safeguard the health and safety of our team members and their families.
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

Operations”, “— Summary Results by Segment” and “— Non-GAAP Financial Measures” herein for discussion and analysis of these key financial measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Lending
Total interest income	$91,579	$86,468	$256,161	$263,630
Total interest expense	(19,322)	(34,246)	(75,305)	(121,412)
Total noninterest income	138,034	109,890	343,703	189,656
Total net revenue	210,291	162,112	524,559	331,874
Adjusted net revenue(1)(2)	215,475	178,084	555,744	377,021
Contribution profit(1)	117,668	103,011	294,542	156,525
Technology Platform(1)
Total interest income (expense)	39	(47)	(29)	(65)
Total noninterest income	50,186	38,865	141,616	58,899
Total net revenue	50,225	38,818	141,587	58,834
Contribution profit	15,741	23,986	44,439	37,083
Financial Services(1)
Total interest income	1,651	365	3,084	2,418
Total interest expense	(442)	(267)	(1,104)	(2,022)
Total noninterest income	11,411	3,139	34,142	7,423
Total net revenue	12,620	3,237	36,122	7,819
Contribution loss	(39,465)	(37,467)	(99,729)	(95,343)
Other(3)
Total interest income	371	1,284	992	5,416
Total interest expense	(1,501)	(4,345)	(8,132)	(8,857)
Total noninterest income (loss)	—	(319)	4,136	(1,045)
Total net loss	(1,130)	(3,380)	(3,004)	(4,486)
Consolidated
Total interest income	$93,601	$88,117	$260,237	$271,464
Total interest expense	(21,226)	(38,905)	(84,570)	(132,356)
Total noninterest income	199,631	151,575	523,597	254,933
Total net revenue	272,006	200,787	699,264	394,041
Adjusted net revenue(1)(2)	277,190	216,759	730,449	439,188
Net loss	(30,047)	(42,878)	(372,925)	(141,437)
Adjusted EBITDA(2)	10,256	33,509	25,628	(56,393)
___________________
(1)Adjusted net revenue within our Lending segment is used by management to evaluate our Lending segment and our consolidated results. For our Lending segment, total net revenue is adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumption changes (including conditional prepayment and default and discount rates). We use this adjusted measure in our determination of contribution profit in the Lending segment, as well as to evaluate our consolidated results, as it removes non-cash charges that are not realized during the period and, therefore, do not impact the cash available to fund our operations, and our overall liquidity position. For our Technology Platform and Financial Services segments, there are no adjustments from total net revenue to arrive at the consolidated adjusted net revenue shown in this table.
(2)Adjusted net revenue and adjusted EBITDA are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures, see “— Non-GAAP Financial Measures”.
(3)“Other” includes total net revenue associated with corporate functions, non-recurring gains from non-securitization investment activities and interest income and realized gains and losses associated with investments in available-for-sale (“AFS”) debt securities, all of which are not directly related to a reportable segment. For further discussion, see Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements.

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
In April 2020, we acquired 8 Limited, a Hong Kong based investment business, for a purchase price of $16.1 million. Our acquisition of 8 Limited marked our first expansion outside the U.S. and enables our non-U.S. members to experience many of the product features we have developed in the United States for SoFi Invest, including zero commission non-digital assets trading.
Product Development and Partnerships
In the third quarter of 2021, we entered into a partnership deal with a leading artificial intelligence network for lenders wherein we provide pre-qualified borrower referrals to the partner who separately contracts with a loan originator. This arrangement allows us to serve a broader addressable market for personal loans without incurring additional credit risk.
In May 2021, we launched a feature in our SoFi Money product that enables members to receive their qualifying direct deposit paychecks (or other eligible direct deposits) up to two days earlier than their regularly scheduled payday, providing them quicker access to money.
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
In 2020, we celebrated the official opening of SoFi Stadium and the establishment of a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California, a multi-purpose sports and entertainment district that serves as the stadium for the National Football League teams the Los Angeles Chargers and Los Angeles Rams. SoFi's 20-year partnership with the LA Stadium and Entertainment District at Hollywood Park, across the naming rights and sponsorship agreements, collectively requires SoFi to pay sponsorship fees quarterly in each contract year beginning in 2020 and ending in 2040 for an aggregate total of $625.0 million, which includes operating lease obligations, finance lease obligations and sponsorship and advertising opportunities at the stadium complex. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for discussion of an associated contingent matter.
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
Adjusted Net Revenue
Adjusted net revenue is defined as total net revenue, adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumptions changes, which relate only to our Lending segment. We adjust total net revenue to exclude these items, as they are non-cash charges that are not realized during the period, and therefore positive or negative changes do not impact the cash available to fund our operations. This measure helps provide our management with an understanding of the net revenue available to finance our operations and helps management better decide on the proper expenses to authorize for each of our operating segments, to ultimately help achieve target contribution profit margins. Therefore, the measure of adjusted net revenue serves as both the starting point for how we think about the liquidity generated from our operations and also the starting point for our annual financial planning, the latter of which focuses on the cash we expect to generate from our operating segments to help fund the current year’s strategic objectives. Adjusted net revenue has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as total net revenue. The primary limitation of adjusted net revenue is its lack of comparability to other companies that do not utilize this measure or that use a similar measure that is defined in a different manner. We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Total net revenue	$272,006	$200,787	$699,264	$394,041
Servicing rights – change in valuation inputs or assumptions(1)	(409)	4,671	11,924	16,332
Residual interests classified as debt – change in valuation inputs or assumptions(2)	5,593	11,301	19,261	28,815
Adjusted net revenue	$277,190	$216,759	$730,449	$439,188
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
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented for the quarterly periods indicated below:

	Quarter Ended
($ in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total net revenue	$272,006	$231,274	$195,984	$171,491	$200,787
Servicing rights – change in valuation inputs or assumptions(1)	(409)	224	12,109	1,127	4,671
Residual interests classified as debt – change in valuation inputs or assumptions(2)	5,593	5,717	7,951	9,401	11,301
Adjusted net revenue	$277,190	$237,215	$216,044	$182,019	$216,759
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Total net revenue – Lending	$210,291	$162,112	$524,559	$331,874
Servicing rights – change in valuation inputs or assumptions(1)	(409)	4,671	11,924	16,332
Residual interests classified as debt – change in valuation inputs or assumptions(2)	5,593	11,301	19,261	28,815
Adjusted net revenue – Lending	$215,475	$178,084	$555,744	$377,021
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as discussed further below), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based expense (inclusive of equity-based payments to non-employees), (v) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vi) transaction-related expenses, (vii) warrant fair value adjustments, and (viii) fair value changes in servicing rights and residual interests classified as debt due to valuation assumptions. We believe adjusted EBITDA provides a useful measure for period-over-period comparisons of our business, as it removes the effect of certain non-cash items and certain charges that are not indicative of our core operating performance or results of operations. It is also a measure that management relies upon to evaluate cash flows generated from operations, and therefore the extent of additional capital, if any, required to invest in strategic initiatives. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income (loss). Some of the limitations of adjusted EBITDA include that it does not reflect the impact of working capital requirements or capital expenditures and it is not a universally consistent calculation among companies in our industry, which limits its usefulness as a comparative measure.
We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net loss	$(30,047)	$(42,878)	$(372,925)	$(141,437)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	1,366	4,346	7,752	8,849
Income tax expense (benefit)(2)	181	192	1,202	(99,519)
Depreciation and amortization(3)	24,075	24,676	75,041	44,346
Stock-based expense	72,681	26,551	162,289	70,689
Transaction-related expense(4)	1,221	297	24,580	9,161
Fair value changes in warrant liabilities(5)	(64,405)	4,353	96,504	6,371
Servicing rights – change in valuation inputs or assumptions(6)	(409)	4,671	11,924	16,332
Residual interests classified as debt – change in valuation inputs or assumptions(7)	5,593	11,301	19,261	28,815
Total adjustments	40,303	76,387	398,553	85,044
Adjusted EBITDA	$10,256	$33,509	$25,628	$(56,393)
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, which primarily includes interest on our revolving credit facility and the seller note issued in connection with our acquisition of Galileo (for periods prior to the quarter ended March 31, 2021), as these expenses are a function of our capital structure. Our adjusted EBITDA measure does not adjust for interest expense on warehouse facilities and securitization debt, which are recorded within interest expense — securitizations and warehouses in the accompanying consolidated statements of operations and comprehensive income (loss), as these interest expenses are direct operating expenses driven by loan origination and sales activity. Additionally, our adjusted EBITDA measure does not adjust for interest expense on SoFi Money deposits or interest expense on our finance lease liability in connection with SoFi Stadium, which are recorded within interest expense — other, as these interest expenses are direct operating expenses driven by SoFi Money deposits and finance leases, respectively. The decreases in interest expense for the three- and nine-month 2021 periods compared to 2020 were primarily related to interest expense on the Galileo seller note, which was issued in May 2020 and repaid in February 2021. Revolving credit facility interest expense remained relatively consistent for the three-month periods, primarily due to identical outstanding debt and relatively consistent interest rates, and decreased slightly in the nine-month 2021 period compared to 2020, as the higher average balance in the 2021 period as a result of the Galileo acquisition was more than offset by a decrease in LIBOR.
(2)The significant change in our income tax position for the nine-month 2021 period relative to the corresponding period in 2020 was primarily due to a partial release of our valuation allowance in the second quarter of 2020 in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020. See Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the three months ended September 30, 2021 decreased moderately compared to the same period in 2020 due primarily to the acceleration of core banking infrastructure amortization beginning in the second quarter of 2020 in connection with the acquisition of Galileo that did not fully impact the third quarter of 2021, partially offset by increases in amortization of purchased and internally-developed software and depreciation related to SoFi Stadium fixed assets and computer and related hardware. Depreciation and amortization expense for the nine months ended September 30, 2021 increased compared to the same period in 2020 primarily due to increases in amortization of intangible assets recognized during the second quarter of 2020 associated with the Galileo and 8 Limited acquisitions, amortization of purchased and internally-developed software, and depreciation related to SoFi Stadium fixed assets and computer and related hardware, partially offset by a decrease related to the acceleration of core banking infrastructure amortization.
(4)During the three months ended September 30, 2021, transaction-related expenses were primarily incurred for an exploratory acquisition process. Transaction-related expenses for the nine months ended September 30, 2021 also included the special payment to the Series 1 preferred stockholders in conjunction with the Business Combination, as well as financial advisory and professional services costs associated with our pending purchase of Golden Pacific Bancorp, Inc. During the three and nine months ended September 30, 2020, transaction-related expenses included certain costs, such as financial advisory and professional services costs, associated with our acquisitions of Galileo and 8 Limited.
(5)Our adjusted EBITDA measure excludes the non-cash fair value changes in warrants accounted for as liabilities, which are measured at fair value through earnings. The amounts in the three- and nine-month 2020 periods and a portion of the nine-month 2021 period related to changes in the fair value of Series H warrants issued by Social Finance in 2019 in connection with certain redeemable preferred stock issuances. We did not measure the Series H warrants at fair value subsequent to May 28, 2021 in conjunction with the Business Combination, as they were reclassified into permanent equity. In addition, in conjunction with the Business Combination, SoFi Technologies assumed certain common stock warrants (“SoFi Technologies warrants”) that are accounted for as liabilities and measured at fair value on a recurring basis. The amount in the three-month 2021 period and a portion of the nine-month 2021 period relate to the SoFi Technologies warrants. The fair value of the SoFi Technologies warrants is based on the closing price of ticker SOFIW and, therefore, fluctuates based on market activity. See Note 8 and Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on these classes of warrants.
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
We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the quarterly periods indicated below:

	Quarter Ended
($ in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net loss	$(30,047)	$(165,314)	$(177,564)	$(82,616)	$(42,878)
Non-GAAP adjustments:
Interest expense – corporate borrowings	1,366	1,378	5,008	19,125	4,346
Income tax expense (benefit)	181	(78)	1,099	(4,949)	192
Depreciation and amortization	24,075	24,989	25,977	25,486	24,676
Stock-based expense	72,681	52,154	37,454	30,089	26,551
Transaction-related expenses	1,221	21,181	2,178	—	297
Fair value changes in warrant liabilities	(64,405)	70,989	89,920	14,154	4,353
Servicing rights – change in valuation inputs or assumptions	(409)	224	12,109	1,127	4,671
Residual interests classified as debt – change in valuation inputs or assumptions	5,593	5,717	7,951	9,401	11,301
Total adjustments	40,303	176,554	181,696	94,433	76,387
Adjusted EBITDA	$10,256	$11,240	$4,132	$11,817	$33,509

Key Business Metrics
The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions.

	September 30, 2021	September 30, 2020	2021 vs 2020 % Change
Members	2,937,379	1,500,576	96%
Total Products	4,267,665	2,052,933	108%
Lending
Total Products	1,030,882	892,934	15%
Financial Services
Total Products	3,236,783	1,159,999	179%
Technology Platform
Total Accounts	88,811,022	49,276,594	80%
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
Total Products
Total products refers to the aggregate number of lending and financial services products that our members have selected on our platform since our inception through the reporting date, whether or not the members are still registered for such products. In our Lending segment, total products refers to the number of home loans, personal loans and student loans that have been originated through our platform through the reporting date, whether or not such loans have been paid off. If a member has multiple loan products of the same loan product type, such as two personal loans, that is counted as a single product. However, if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products. In our Financial Services segment, total products refers to the number of SoFi Money accounts, SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital asset accounts. Our members can select any one or combination of the three types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. Total products is a primary indicator of the size and reach of our Lending and Financial Services segments. Management relies on total products metrics to understand the effectiveness of our member acquisition efforts and to gauge the propensity for members to use more than one product. As of September 30, 2021, we had 4,267,665 total products.

Products
In Thousands
Total lending products were composed of the following as of the dates indicated:

Lending Products	September 30, 2021	September 30, 2020	Variance	% Change
Home loans	21,318	12,174	9,144	75%
Personal loans	578,772	488,546	90,226	18%
Student loans	430,792	392,214	38,578	10%
Total lending products	1,030,882	892,934	137,948	15%
Total financial services products were composed of the following as of the dates indicated:

Financial Services Products	September 30, 2021	September 30, 2020	Variance	% Change
Money	1,161,322	417,613	743,709	178%
Invest	1,233,527	415,718	817,809	197%
Credit Card	65,595	261	65,334	n/m
Relay	749,972	318,384	431,588	136%
At Work	26,367	8,023	18,344	229%
Total financial services products	3,236,783	1,159,999	2,076,784	179%
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
Origination Volume
Our Lending segment is our largest segment, comprising 77% and 81% of our total net revenue during the three months ended September 30, 2021 and 2020, respectively, and 75% and 84% during the nine months ended September 30, 2021 and

2020, respectively. We are dependent upon the addition of new members and new activity from existing members within our Lending segment to generate origination volume, which we believe is a contributor to Lending segment net revenue. We believe we have a high-quality loan portfolio, as indicated by our weighted average origination FICO score of 761 during the nine months ended September 30, 2021. See “— Industry Trends and General Economic Conditions” for the impact of specific economic factors, including the COVID-19 pandemic, on origination volume.
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
The key expected financial benefits to us of obtaining a national bank charter include: (i) lowering our cost to fund loans, as we can utilize SoFi Money deposits to fund loans, which have a lower borrowing cost of funds than our current financing model, (ii) holding loans on our consolidated balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period and increasing our net interest income margin, and (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity. There can be no guarantee that we will be able to secure a national bank charter, either through the proposed acquisition or through the formation of a de novo national bank or, if we do, that we will realize the anticipated benefits. See Part II, Item 1A “Risk Factors”.
Key Components of Results of Operations
Interest Income
Interest income is predominantly driven by loan origination volume, prevailing interest rates that we receive on the loans we make and the amount of time we hold loans on our consolidated balance sheet. Securitizations interest income is driven by our securitization-related investments in bonds and residual interest positions, which are required under securitization risk retention rules. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our securitization-related investments. Beginning in the third quarter of 2021, other interest income also includes the interest earned on investments in AFS debt securities as well as amortization of premiums and discounts and other basis adjustments associated with the investments. Moreover, we earn other interest income on excess corporate cash balances and SoFi Money member balances. Related party interest income was derived from notes extended to Apex and one of our stockholders, and was not core to our operations. We received full repayment of all related party notes as of September 30, 2021.
Interest Expense
Interest expense primarily includes interest we incur under our warehouse facilities, inclusive of the amortization of debt issuance costs, and under our securitization debt, inclusive of debt issuance costs, premiums and discounts. We incur securitization-related interest expense when securitization transfers do not qualify as true sales pursuant to ASC 810, Consolidation. Securitization-related interest expense fluctuates depending on the level of our securitization activity, market rates and whether and how much such activity results in true sale treatment. We also incur interest expense related to our revolving credit facility and on the seller note issued in connection with our acquisition of Galileo in May 2020, which was fully repaid in February 2021, as well as on the other financings assumed in the acquisition, which were repaid in July 2021. For our residual interests classified as debt, we recognize interest expense over the expected life using the effective yield method, which represents a portion of the overall fair value change in the residual interests classified as debt. On a quarterly basis, we reevaluate the cash flow estimates to determine if a change to the accretable yield is required on a prospective basis, which is a reclassification between two income statement line items, and therefore has no net impact on earnings. We also pay interest income to our members who have SoFi Money account balances, which is interest expense to us. Interest expense is dependent on market interest rates, such as LIBOR, interest rate spreads versus benchmark rates, the amount of warehouse capacity we can access, warehouse advance rates and the amount of loans we ultimately pledge to our warehouse facilities. Finally, we incur interest on our finance lease liabilities associated with SoFi Stadium, which relate to certain physical signage within the stadium. Our interest expense has historically fluctuated due to changes in the interest rate environment and we expect it will continue to fluctuate in future periods.

Noninterest Income
Noninterest income primarily consists of: (i) fair value changes in loans while we hold them on our consolidated balance sheet; (ii) gains on sales of loans transferred into the securitization or whole loan sale channels; (iii) the income we receive from our loan servicing activities, as well as the assumption of servicing rights from third parties; (iv) fair value changes related to our securitization activities; (v) revenue recognized pursuant to ASC 606, Revenue from Contracts with Customers, which primarily relates to our Technology Platform fees; (vi) gains and losses on derivative instruments, as well as student loan commitments; and (vii) realized gains and losses on investments in AFS debt securities.
When we originate a loan, we generally expect that we will sell the loan for more than its par value, which will result in positive loan origination and sales results. Moreover, noninterest income — loan origination and sales also includes recognized servicing assets at the time of a loan sale. The subsequent measurement of our servicing assets at fair value, as well as the initial and ongoing measurement of servicing rights assumed from third parties, impact noninterest income — servicing in our consolidated statements of operations and comprehensive income (loss). When we sell a loan into a securitization trust that qualifies for true sale accounting, the gain or loss on sale is recorded within noninterest income — loan origination and sales. Noninterest income — securitizations is impacted by fair value changes in securitization loan collateral, which is impacted by the change in fair value of the loan collateral from the previous period end, residual interests classified as debt and our securitization investments associated with our continuing interest in the securitization subsequent to the sale. Our revenue recognized in accordance with ASC 606 is attributable to our Financial Services and Technology Platform segments and has grown due to our acquisition of Galileo during 2020, primarily in the form of Technology Platform fees, as well as growth generated in our Financial Services segment.
Noninterest Expense
Noninterest expense primarily relates to the following categories of expenses: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative. Certain costs are included within each of these line items, such as compensation and benefits-related expense (inclusive of stock-based compensation expense), professional services, depreciation and amortization and occupancy-related costs. We allocate certain costs to each of these four categories based on department-level headcounts. We generally expect the expenses within each such category to increase in absolute dollars as our business continues to grow. Noninterest expense also includes the fair value changes in warrant liabilities (within general and administrative), as well as the provision for credit losses, which relates primarily to our credit card product within the Financial Services segment.
Directly Attributable Expenses
As presented within “—Summary Results by Segment”, in our determination of the contribution profit (loss) for our Lending, Financial Services and Technology Platform segments, we allocate certain expenses that are directly attributable to the corresponding segment. Directly attributable expenses primarily include compensation and benefits and sales and marketing, inclusive of member incentives, and vary based on the amount of activity within each segment. Directly attributable expenses also primarily include loan origination and servicing expenses, professional services, product fulfillment, lead generation and occupancy-related costs. Expenses are attributed to the reportable segments using either direct costs of the segment or labor costs that can be attributed based upon the allocation of employee time for individual products.

Results of Operations
The following table sets forth condensed consolidated statements of income data for the periods indicated:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Interest income
Loans	$89,844	$81,130	11%	$246,743	$244,731	1%
Securitizations	2,999	5,337	(44)%	11,260	18,898	(40)%
Related party notes	—	778	(100)%	211	2,709	(92)%
Other	758	872	(13)%	2,023	5,126	(61)%
Total interest income	93,601	88,117	6%	260,237	271,464	(4)%
Interest expense
Securitizations and warehouses	19,360	34,280	(44)%	75,418	121,481	(38)%
Corporate borrowings	1,366	4,345	(69)%	7,752	8,849	(12)%
Other	500	280	79%	1,400	2,026	(31)%
Total interest expense	21,226	38,905	(45)%	84,570	132,356	(36)%
Net interest income	72,375	49,212	47%	175,667	139,108	26%
Noninterest income
Loan origination and sales	142,147	103,869	37%	362,211	271,082	34%
Securitizations	(4,551)	12,752	(136)%	(6,613)	(63,002)	(90)%
Servicing	458	(6,637)	(107)%	(11,875)	(18,298)	(35)%
Technology Platform fees	49,951	35,405	41%	140,560	51,607	172%
Other	11,626	6,186	88%	39,314	13,544	190%
Total noninterest income	199,631	151,575	32%	523,597	254,933	105%
Total net revenue	272,006	200,787	35%	699,264	394,041	77%
Noninterest expense
Technology and product development	74,434	55,428	34%	209,771	143,432	46%
Sales and marketing	114,985	77,458	48%	297,170	204,395	45%
Cost of operations	69,591	51,821	34%	187,785	125,886	49%
General and administrative	40,461	58,766	(31)%	373,374	161,284	132%
Provision for credit losses	2,401	—	n/m	2,887	—	n/m
Total noninterest expense	301,872	243,473	24%	1,070,987	634,997	69%
Loss before income taxes	(29,866)	(42,686)	(30)%	(371,723)	(240,956)	54%
Income tax (expense) benefit	(181)	(192)	(6)%	(1,202)	99,519	(101)%
Net loss	$(30,047)	$(42,878)	(30)%	$(372,925)	$(141,437)	164%
Other comprehensive income (loss)
Unrealized losses on available-for-sale securities, net	$(150)	$—	n/m	$(150)	$—	n/m
Foreign currency translation adjustments, net	204	24	750%	(142)	(19)	647%
Total other comprehensive income (loss)	54	24	125%	(292)	(19)	n/m
Comprehensive loss	$(29,993)	$(42,854)	(30)%	$(373,217)	$(141,456)	164%

Interest Income
The following table presents the components of our total interest income for the periods indicated:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Loans	$89,844	$81,130	11%	$246,743	$244,731	1%
Securitizations	2,999	5,337	(44)%	11,260	18,898	(40)%
Related party notes	—	778	(100)%	211	2,709	(92)%
Other	758	872	(13)%	2,023	5,126	(61)%
Total interest income	$93,601	$88,117	6%	$260,237	$271,464	(4)%
Total interest income increased by $5.5 million, or 6%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and decreased by $11.2 million, or 4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the following:
Three Months — Loans.    Loans interest income increased by $8.7 million, or 11%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily driven by an increase in non-securitization personal loan and student loan interest income of $23.2 million, which was primarily a function of an increase in aggregate average balances of $1.1 billion (37%) primarily attributable to longer loan holding periods. These increases were offset by a decline of $16.3 million in interest income from consolidated personal loan and student loan securitizations, which were impacted by a $773.4 million (44%) decline in aggregate average balances attributable to payment activity and the deconsolidation of a VIE in July 2020. The remaining increase in interest income primarily included $1.1 million attributable to credit card loans, which launched in the third quarter of 2020, and $0.5 million attributable to home loans.
Nine Months — Loans.    Loans interest income increased by $2.0 million, or 1%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily driven by increases in non-securitization personal loan and student loan interest income of $52.5 million and $14.5 million, respectively, which were primarily a function of increases in average balances for personal loans and student loans of $646.2 million (85%) and $606.5 million (41%), respectively, attributable to longer loan holding periods. This increase was offset by a decline of $67.7 million in interest income from consolidated personal loan and student loan securitizations, which were impacted by a $1.1 billion (49%) decline in average balances attributable to payment activity and the deconsolidation of two VIEs in March 2020 and one VIE in July 2020. The remaining increase in interest income primarily included $1.7 million attributable to credit card loans, which launched in the third quarter of 2020, and $0.8 million attributable to home loans.
Three Months — Securitizations.    Securitizations interest income decreased by $2.3 million, or 44%, for the three months ended September 30, 2021 compared to the same period in 2020, which was primarily attributable to decreases in residual investment interest income of $1.0 million and asset-backed bonds of $1.3 million related to decreases in average securitization investment balances period over period.
Nine Months — Securitizations.    Securitizations interest income decreased by $7.6 million, or 40%, for the nine months ended September 30, 2021 compared to the same period in 2020, which was attributable to decreases in residual investment interest income of $2.9 million and asset-backed bonds of $3.3 million related to decreases in average securitization investment balances period over period, and a decrease in securitization float interest income of $1.4 million related to decreases in average securitization loan balances and a decline in interest rates period over period.
Three Months — Related Party Notes. We did not have any related party notes interest income in the three-month 2021 period. Related party notes interest income in the three-month 2020 period of $0.8 million was attributable to a stockholder loan, which was fully settled in the fourth quarter of 2020 and to our loans to Apex, which were fully settled in February 2021. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our related party notes.
Nine Months — Related Party Notes. Related party notes interest income decreased by $2.5 million, or 92%, for the nine months ended September 30, 2021 compared to the same period in 2020 due to the absence of interest income on a stockholder loan and a decrease in interest income related to our loans to Apex, as the loans were fully settled in February 2021.
Three Months — Other.    Other interest income decreased by $0.1 million, or 13%, for the three months ended September 30, 2021 compared to the same period in 2020, of which $0.2 million was primarily due to interest rate decreases period over period. The interest rate decreases impacted the interest income we earned on both our interest-bearing cash and cash equivalents balances and Member Bank deposits despite higher average balances in the 2021 period. This variance was partially offset by interest income of $0.1 million earned on our investments in AFS debt securities, which we established during the third quarter of 2021.
Nine Months — Other.    Other interest income decreased by $3.1 million, or 61%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to interest rate decreases period over period that impacted the interest income we earned on both our interest-bearing cash and cash equivalents balances and Member Bank deposits, despite higher average balances in the 2021 period. This variance was partially offset by interest income of $0.1 million earned on our investments in AFS debt securities in the 2021 period.
Interest Expense
The following table presents the components of our total interest expense for the periods indicated:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Securitizations and warehouses	$19,360	$34,280	(44)%	$75,418	$121,481	(38)%
Corporate borrowings	1,366	4,345	(69)%	7,752	8,849	(12)%
Other	500	280	79%	1,400	2,026	(31)%
Total interest expense	$21,226	$38,905	(45)%	$84,570	$132,356	(36)%
Total interest expense decreased by $17.7 million, or 45%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and decreased by $47.8 million, or 36%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the following:
Securitizations and Warehouses.    The following tables present the components of securitizations and warehouses interest expense and other pertinent information.

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Securitization debt interest expense	$8,186	$14,346	(43)%	$28,548	$53,429	(47)%
Warehouse debt interest expense	6,360	11,475	(45)%	26,261	39,078	(33)%
Residual interests classified as debt interest expense	2,036	2,711	(25)%	6,381	9,994	(36)%
Debt issuance cost interest expense(1)	2,778	5,748	(52)%	14,228	18,980	(25)%
Securitizations and warehouses interest expense	$19,360	$34,280	(44)%	$75,418	$121,481	(38)%
___________________
(1)Debt issuance cost interest expense excludes the acceleration of debt issuance costs of $571 and $4,158 during the three and nine months ended September 30, 2020, respectively, associated with the deconsolidation of VIEs, which is reported within noninterest income — securitizations in the consolidated statements of operations and comprehensive income (loss).

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Average debt balances(1)
Securitization debt	$822,364	$1,529,236	(46)%	$970,573	$1,953,343	(50)%
Warehouse facilities	1,846,473	2,459,028	(25)%	2,195,743	2,085,891	5%
Weighted average interest rates(1)(2)
Securitization debt(3)	4.0%	3.8%	n/m	3.9%	3.6%	n/m
Warehouse facilities(3)	1.4%	1.9%	n/m	1.6%	2.5%	n/m
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

Securitizations and warehouses interest expense decreased by $14.9 million, or 44%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and decreased by $46.1 million, or 38%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by the following:
•Securitization debt interest expense (exclusive of debt issuance and discount amortization) decreased by $6.2 million (43%) for the three months ended September 30, 2021 compared to the same period in 2020, and decreased by $24.9 million (47%) for the nine months ended September 30, 2021 compared to the same period in 2020 primarily driven by declines in average balance of 46% and 50%, respectively, which were attributable to payment activity and the deconsolidation of securitizations discussed within the “interest income” section. The impact of the period-over-period decrease in one-month LIBOR, which primarily affects our student loan securitization debt, was more than offset by payoffs of debt with lower interest rates, raising the overall weighted average interest rate.
•Warehouse debt interest expense (exclusive of debt issuance amortization) decreased by $5.1 million for the three months ended September 30, 2021 compared to the same period in 2020, and decreased by $12.8 million for the nine months ended September 30, 2021 compared to the same period in 2020, which were primarily related to decreases in one- and three-month LIBOR period over period and lower warehouse facility interest rate spreads, as well as lower average warehouse debt balances outstanding for the three-month 2021 period. The nine-month period decrease was partially offset by higher average warehouse debt balances outstanding in the 2021 period.
•Residual interests classified as debt interest expense decreased by $0.7 million for the three months ended September 30, 2021 compared to the same period in 2020, and decreased by $3.6 million for the nine months ended September 30, 2021 compared to the same period in 2020, which was correlated with a lower balance of residual interests classified as debt during the 2021 periods, a significant driver of which was the deconsolidation of two securitizations in March 2020 and one securitization in July 2020.
•Debt issuance cost interest expense decreased by $3.0 million for the three months ended September 30, 2021 compared to 2020, and decreased by $4.8 million for the nine months ended September 30, 2021 compared to the same period in 2020. The variances were primarily driven by a lower run rate on our issuance cost amortization related to our loan warehouse facilities, as we extended certain loan warehouse facilities, which had the effect of lowering the quarterly debt issuance cost amortization. The variance for the nine-month period was also impacted by a decrease in the acceleration of debt issuance costs in the 2021 period compared to the same period in 2020.
Corporate Borrowings.    Corporate borrowings interest expense decreased by $3.0 million, or 69%, for the three months ended September 30, 2021 compared to the same period in 2020, and decreased by $1.1 million, or 12%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the following:
•Interest expense incurred on the Galileo seller note decreased by $3.0 million for the three months ended September 30, 2021 compared to the same period in 2020, and decreased by $0.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. For the nine-month 2021 period, we incurred interest at the note’s stated rate prior to its repayment in February 2021. As such, we did not incur interest expense during the three-month 2021 period. For the three- and nine-month 2020 periods, we incurred imputed interest during the interest-free period.
•Interest expense on the revolving credit facility was consistent for the three months ended September 30, 2021 compared to the same period in 2020, as the average balance was consistent period over period and one-month LIBOR decreased modestly. For the nine months ended September 30, 2021 relative to the same period in 2020, interest expense decreased $0.2 million, which reflected a decline in one-month LIBOR period over period, partially offset by a higher average balance in the 2021 period, as we drew $325.0 million on the facility during the second quarter of 2020.
Other.    Other interest expense increased by $0.2 million, or 79%, for the three months ended September 30, 2021 compared to the same period in 2020, and decreased by $0.6 million, or 31%, for the nine months ended September 30, 2021 compared to the same period in 2020. The primary contributor to other interest expense was related to our SoFi Money product, for which interest expense increased by $0.1 million and decreased by $1.0 million during the three and nine-month 2021 periods, respectively, relative to the corresponding 2020 periods. The increase in the three-month period was primarily associated with an increase in member cash balances, which was partially offset by lower weighted average interest rates offered to members. The decrease in the nine-month period was primarily attributable to lower weighted average interest rates offered to members, which was partially offset by an increase in member cash balances.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue for the periods indicated:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Loan origination and sales	$142,147	$103,869	37%	$362,211	$271,082	34%
Securitizations	(4,551)	12,752	(136)%	(6,613)	(63,002)	(90)%
Servicing	458	(6,637)	(107)%	(11,875)	(18,298)	(35)%
Technology Platform fees	49,951	35,405	41%	140,560	51,607	172%
Other	11,626	6,186	88%	39,314	13,544	190%
Total noninterest income	$199,631	$151,575	32%	$523,597	$254,933	105%
Total net revenue	$272,006	$200,787	35%	$699,264	$394,041	77%
Total noninterest income increased by $48.1 million, or 32%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $268.7 million, or 105%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the following:
Three Months — Loan Origination and Sales. Loan origination and sales increased by $38.3 million, or 37%, for the three months ended September 30, 2021 compared to the same period in 2020, which was primarily related to an increase of $69.0 million in personal loan origination and sales income. The increase was primarily attributable to higher origination volume and higher valuations on the originated loans period over period, as well as higher sales activity during the 2021 period. Additionally, to a much lesser extent, $7.2 million of the increase was related to a personal loan purchase price earn-out derivative position. The personal loan increase was partially offset by a decrease in student loan origination and sales income of $25.4 million, which was primarily due to higher pricing execution on sales in the 2020 period in relation to the carrying value at the time of sale, as well as higher fair value adjustments in the 2020 period following depressed fair values in the second quarter of 2020 amid the impacts of the CARES Act and COVID-19 pandemic, and reduced origination volume.
We also had a $5.5 million period-over-period decrease in home loan originations and sales related income, net of hedges and related interest rate lock commitments (“IRLCs”). The decrease was primarily driven by an $8.1 million decrease in home loan valuations during the 2021 period relative to the 2020 period, partially offset by an increase of $4.4 million related to home loan pipeline hedge activity. Additionally, there was a decrease in IRLCs of $1.8 million, which was correlated with a decline in the home loan pipeline pricing during the 2021 period compared to an increase during the 2020 period.
We also had an increase of $0.2 million in home loan origination fees period over period in conjunction with an increase in origination volume, partially offset by strategic home loan origination fee pricing initiatives.
Nine Months — Loan Origination and Sales.     Loan origination and sales increased by $91.1 million, or 34%, for the nine months ended September 30, 2021 compared to the same period in 2020, which was primarily related to an increase of $120.6 million in personal loan origination and sales income. The personal loan increase was primarily attributable to higher origination volume period over period, as well as higher sales activity during the 2021 period. Additionally, $7.2 million of the increase was related to a personal loan purchase price earn-out derivative position. The personal loan increase was partially offset by a decrease in student loan origination and sales income of $1.2 million, which was primarily due to lower origination volume in the 2021 period and increased fair value adjustments in the 2020 period following depressed fair values in 2020 amid the impacts of the CARES Act and COVID-19 pandemic. These student loan decreases were largely offset by our student loan economic hedging activities. Finally, loan origination and sales income was impacted by a credit default swap gain of $22.5 million in the 2020 period that did not recur.
We also experienced a $2.4 million period-over-period decrease in home loan origination and sales related income, net of hedges and related IRLCs (exclusive of home loan origination fees), which was reflective of a decrease of $26.8 million associated with IRLCs that was correlated with a decline in the home loan pipeline and pricing in the 2021 period compared to significant increases in the home loan pipeline and pricing during the 2020 period. This decrease was offset by a $21.2 million increase in home loan pipeline hedges, which corresponded with a decline in home loan prices during the period. The remaining increase was attributable to higher origination volume, partially offset by the impact of the aforementioned home loan price decline, which impacted sales execution and our home loan valuations.
Additionally, home loan origination fees increased $3.9 million period over period in conjunction with a 54% increase in origination volume.
Three Months — Securitizations.    Securitizations income decreased by $17.3 million, or 136%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to $14.9 million lower fair value increases on securitization loans, which was primarily related to timing, as we experienced meaningful fair value gains in the three-month 2020 period after some of the uncertainty of the COVID-19 pandemic was abated that had driven significant fair value declines in the first quarter of 2020. We also had a decline in bond fair values of $4.7 million period over period, which was primarily influenced by realized interest income cash flows (which lower bond fair values and increase interest income by the amount realized during the period) and, therefore, had no net impact on earnings. Securitizations income was also impacted by an unfavorable variance in residual debt fair value of $1.4 million period over period, which reduced our earnings and was correlated with improved securitization loan collateral valuations and residual interest positions representing a greater percentage of securitization claims (which occurs over time as securitization loans are paid off and, accordingly, securitization debt gets paid off).
Partially offsetting these items was a reduction in securitization loan write-offs of $3.2 million, which was correlated with stronger securitization loan credit performance and lower average securitization loan balances during the 2021 period.
Nine Months — Securitizations.    Securitizations income improved by $56.4 million, or 90%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to an aggregate increase of $37.4 million period over period in securitization loan fair market value changes, principally due to the significantly improved economic environment during the 2021 period relative to the 2020 period associated with the impacts of the COVID-19 pandemic in 2020. Additionally, we experienced a reduction in securitization loan write-offs of $25.3 million in the 2021 period, which was correlated with the deconsolidation of securitizations in the 2020 period, stronger securitization loan credit performance and lower average securitization loan balances during the 2021 period. Additionally, we had losses from deconsolidations of $14.7 million during the 2020 period and none in the 2021 period. Finally, we had a positive variance in our securitization residual interest investments of $5.7 million.
Partially offsetting these effects was an unfavorable variance in residual debt fair value of $19.3 million period over period, which was correlated with underlying securitization performance and residual interest positions representing a greater percentage of securitization claims period over period. We also had a decline in bond fair values of $7.1 million period over period, which was primarily influenced by realized interest income cash flows (which lower bond fair values and increase interest income by the amount realized during the period) and, therefore, had no net impact on earnings.
The table below presents additional information related to loan gains and losses and overall performance:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Gains from non-securitization loan transfers	$76,816	$75,516	2%	$218,780	$175,347	25%
Gains from loan securitization transfers(1)	39,162	3,584	993%	86,210	129,855	(34)%
Economic derivative hedges of loan fair values(2)	1,305	(4,125)	(132)%	23,439	(50,412)	(146)%
Home loan origination fees(3)	3,502	3,326	5%	11,292	7,408	52%
Loan write-off (expense) benefit – whole loans(4)	(3,830)	241	n/m	(12,555)	(3,743)	235%
Loan write-off expense – securitization loans(5)	(1,806)	(5,046)	(64)%	(9,482)	(34,758)	(73)%
Loan repurchase (expense) benefit(6)	(190)	(23)	726%	(2,588)	160	n/m
___________________
(1)Represents the gain recognized on loan securitization transfers qualifying for sale accounting treatment. For the three and nine months ended September 30, 2020, the gains are exclusive of deconsolidation losses of $1.0 million and $14.7 million, respectively. There were no deconsolidation losses during the three and nine months ended September 30, 2021.
(2)During the three months ended September 30, 2021 and 2020, we had gains on interest rate swap positions of $1.1 million and $0.1 million, respectively, primarily due to modest increases in interest rates during each of the periods. During the three months ended September 30, 2021, we also had gains of

$0.2 million on home loan pipeline hedges primarily due to modest decreases in the underlying hedge price index during the period. During the three months ended September 30, 2020, we also had losses of $4.2 million on home loan pipeline hedges due to increases in the price index during the period. During the nine months ended September 30, 2021, we had gains of $17.7 million on interest rate swap positions primarily due to higher interest rates since the start of the 2021 period. We also had gains of $5.7 million on home loan pipeline hedges primarily due to decreases in the underlying hedge price index during the period. During the nine months ended September 30, 2020, we had losses of $57.3 million on interest rate swap positions primarily due to significant declines in interest rates amid the COVID-19 pandemic. We also had losses of $15.5 million on home loan pipeline hedges primarily due to increases in the underlying hedge price index during the period. These losses were partially offset by gains on our credit default swaps of $22.5 million. Amounts presented herein exclude IRLCs and student loan commitments, as they are not economic hedges of loan fair values.
(3)For the three and nine months ended September 30, 2021, these increases were correlated with increases in home loan origination volumes relative to the corresponding 2020 periods. The three-month period impact was also impacted by strategic home loan origination fee pricing initiatives.
(4)For the three months ended September 30, 2021 and 2020, includes gross write-offs of $6.1 million and $3.5 million, respectively. During the 2021 period, $0.5 million of the $2.3 million of recoveries were captured via loan sales to a third-party collection agency. During the 2020 period, $2.1 million of the $3.7 million of recoveries were captured via loan sales to a third-party collection agency. For the nine months ended September 30, 2021 and 2020, includes gross write-offs of $20.1 million and $12.7 million, respectively. During the 2021 period, $2.4 million of the $7.5 million of recoveries were captured via loan sales to a third-party collection agency. During the 2020 period, $3.3 million of the $9.0 million of recoveries were captured via loan sales to a third-party collection agency.
(5)For the three months ended September 30, 2021 and 2020, includes gross write-offs of $4.2 million and $8.3 million, respectively. During the 2021 period, $0.3 million of the $2.4 million of recoveries were captured via loan sales to a third-party collection agency. During the 2020 period, $1.3 million of the $3.3 million of recoveries were captured via loan sales to a third-party collection agency. For the nine months ended September 30, 2021 and 2020, includes gross write-offs of $17.4 million and $46.7 million, respectively. During the 2021 period, $2.2 million of the $7.9 million of recoveries were captured via loan sales to a third-party collection agency. During the 2020 period, $6.6 million of the $12.0 million of recoveries were captured via loan sales to a third-party collection agency.
(6)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Three Months — Servicing. Servicing income increased by $7.1 million, or 107%, for the three months ended September 30, 2021 compared to the same period in 2020, which was primarily related to fair value changes in our servicing assets that were largely attributable to a lower rate of increase in servicing asset prepayment speed assumptions relative to the 2020 period. The rate of change was greater during the 2020 period, primarily because actual prepayment activity exceeded our expectations due to uncertainty around payment behavior in the early stages of the COVID-19 pandemic and declines in interest rates. This effect was most pronounced in our home loans product. In contrast, during the 2021 period, our rate of prepayment speed assumption change was largely constant, which was aligned with less pronounced changes in interest rates during the 2021 period.
Nine Months — Servicing. Servicing income increased by $6.4 million, or 35%, for the nine months ended September 30, 2021 compared to the same period in 2020, which was primarily related to fair value changes in our servicing assets that were largely attributable to a lower rate of increase in servicing asset prepayment speed assumptions relative to the 2020 period. The rate of change was greater during the 2020 period, primarily because actual prepayment activity exceeded our expectations due to uncertainty around payment behavior in the early stages of the COVID-19 pandemic and declines in interest rates.
We own the master servicing on all of the servicing rights that we retain and, in each case, recognize the gross servicing rate applicable to each serviced loan. Sub-servicers are utilized for all serviced student loans and home loans, which represents a cost to SoFi, but these arrangements do not impact our calculation of the weighted average basis points earned for each loan type serviced. Further, there is no impact on servicing income due to forbearance and moratoriums on certain debt collection activities, and there are no waivers of late fees. The table below presents additional information related to our loan servicing activities:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Servicing income recognized
Home loans(1)	$2,398	$1,243	93%	$6,207	$3,143	97%
Student loans(2)	11,305	12,207	(7)%	35,533	38,487	(8)%
Personal loans(3)	8,216	10,702	(23)%	25,020	33,535	(25)%
Servicing rights fair value change
Home loans(4)	6,588	2,152	206%	20,231	6,958	191%
Student loans(5)	(3,582)	(21,618)	(83)%	(4,618)	(30,686)	(85)%
Personal loans(6)	701	(6,910)	(110)%	(1,736)	(20,242)	(91)%
______________
(1)The contractual servicing earned on our home loan portfolio was 25 bps during the three and nine months ended September 30, 2021 and 2020.
(2)The weighted average bps earned for student loan servicing during the three months ended September 30, 2021 and 2020 was 43 bps and 37 bps, respectively, and during the nine months ended September 30, 2021 and 2020 was 42 bps and 37 bps, respectively.
(3)The weighted average bps earned for personal loan servicing during the three months ended September 30, 2021 and 2020 was 70 bps and 77 bps, respectively, and during the nine months ended September 30, 2021 and 2020 was 70 bps and 74 bps, respectively.

(4)The impact on the fair value change resulting from changes in valuation inputs and assumptions was $0.6 million and $(1.9) million during the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $(3.5) million during the nine months ended September 30, 2021 and 2020, respectively.
(5)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $(1.7) million and $(5.6) million during the three months ended September 30, 2021 and 2020, respectively, and $(17.8) million and $(18.2) million during the nine months ended September 30, 2021 and 2020, respectively. The three- and nine-month 2020 periods included the impacts of the derecognition of servicing due to loan purchases, which had an effect on the total fair value changes of $(12.4) million and $(12.6) million, respectively.
(6)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $1.5 million and $2.8 million during the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $5.3 million during the nine months ended September 30, 2021 and 2020, respectively.
Three Months — Technology Platform Fees. Technology Platform fees earned by Galileo increased by $14.5 million, or 41%, for the three months ended September 30, 2021 compared to the same period in 2020, which was driven by incremental revenue from existing clients of $12.4 million, as well as revenue from new clients of $2.1 million in the 2021 period.
Nine Months — Technology Platform Fees.    Technology Platform fees earned by Galileo increased by $89.0 million, or 172%, for the nine months ended September 30, 2021 compared to the same period in 2020, in part due to a partial period of earnings in the 2020 period, as we acquired Galileo on May 14, 2020. Existing clients contributed incremental revenue of $85.4 million in the 2021 period relative to the partial period in 2020, and new clients contributed revenue of $3.6 million.
Three Months — Other.    Other income increased by $5.4 million, or 88%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to period-over-period increases in brokerage-related revenues of $3.3 million, referral fees of $3.0 million (a portion of which was related to a referral fulfillment arrangement we entered into in the 2021 period), payment network fees of $1.0 million, credit card fee income of $0.3 million and underwriting revenues of $0.3 million. These gains were offset by $3.0 million of equity method investment income during the 2020 period that did not recur, as our Apex equity method investment was called in the first quarter of 2021.
Nine Months — Other.    Other income increased by $25.8 million, or 190%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily driven by increases in brokerage-related revenues of $13.9 million, payment network fees of $3.4 million and referral fees of $5.7 million. The brokerage-related fees earned during the 2021 period were primarily attributable to increased digital assets activities and were also positively impacted by our acquisition of 8 Limited in the second quarter of 2020. The increase in payment network fees (which includes interchange fees) was directly correlated with increased credit card spending (which was a product launched in the second half of 2020) and debit card transactions on our platform in addition to the impact from the acquisition of Galileo in the second quarter of 2020. Lastly, the increase in referral fees was primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to our partners, as well as an increase associated with a referral fulfillment arrangement we entered into in the third quarter of 2021. In addition, we had earnings from a historical period venture capital investment of $4.0 million in the 2021 period (for which we sold a portion of our investment during 2021) compared to a loss on a different privately-held investment of $0.8 million in the 2020 period. Finally, we had additional new sources of revenue in the 2021 period consisting of underwriting revenues of $2.0 million and advisory services of $2.6 million. These gains were primarily offset by $6.6 million of equity method income during the 2020 period that did not recur, as our Apex equity method investment was called in the first quarter of 2021.

Noninterest Expense
The following table presents the components of our total noninterest expense for the periods indicated:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Technology and product development	$74,434	$55,428	34%	$209,771	$143,432	46%
Sales and marketing	114,985	77,458	48%	297,170	204,395	45%
Cost of operations	69,591	51,821	34%	187,785	125,886	49%
General and administrative	40,461	58,766	(31)%	373,374	161,284	132%
Provision for credit losses	2,401	—	n/m	2,887	—	n/m
Total noninterest expense	$301,872	$243,473	24%	$1,070,987	$634,997	69%
Total noninterest expense increased by $58.4 million, or 24%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $436.0 million, or 69%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the following:
Three Months — Technology and Product Development. Technology and product development expenses increased by $19.0 million, or 34%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•an increase in purchased and internally-developed software amortization of $1.4 million, which was reflective of increased investments in technology to support our growth;
•an increase in employee compensation and benefits of $17.4 million, inclusive of an increase in share-based compensation expense of $12.2 million, which was related to an increase in technology and product personnel in support of our growth, and the effect of new awards issued at increased share prices. We also had an increase in average compensation in the 2021 period; and
•an increase in software licenses and tools and subscriptions expense of $2.0 million related to headcount increases and internal technology initiatives; partially offset by
•a decrease in amortization expense of $2.8 million related to the acceleration of our core banking infrastructure amortization in connection with the acquisition of Galileo.
Nine Months — Technology and Product Development. Technology and product development expenses increased by $66.3 million, or 46%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•an increase in amortization expense on intangible assets of $10.6 million, of which $11.5 million was associated with intangible assets acquired during the second quarter of 2020;
•an increase in purchased and internally-developed software amortization of $4.0 million, which was reflective of increased investments in technology to support our growth;
•an increase in employee compensation and benefits of $42.5 million, inclusive of an increase in share-based compensation expense of $28.5 million, which was related to an increase in technology and product personnel in support of our growth, and the effect of new award issuances at increased share prices. We also had an increase in average compensation in the 2021 period; and
•an increase in software licenses and tools and subscriptions expense of $7.8 million related to headcount increases and internal technology initiatives.
Three Months — Sales and Marketing. Sales and marketing expenses increased by $37.5 million, or 48%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•an increase in employee compensation and benefits of $5.0 million, inclusive of an increase in share-based compensation expense of $2.2 million, which was correlated with an increase in sales and marketing personnel to support our growth, and the effect of new awards issued at increased share prices, partially offset by a decrease in average compensation in the 2021 period;
•an increase of $14.2 million related to increasing utilization of lead generation channels during the 2021 period;

•an increase in direct customer promotional expenditures of $4.4 million, which is one of our levers for stimulating member product adoption and engagement; and
•an increase in advertising expenditures of $14.3 million, which was primarily attributable to an increase in search, social, digital and television advertising expenditures in the 2021 period.
Nine Months — Sales and Marketing. Sales and marketing expenses increased by $92.8 million, or 45%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•an increase in amortization expense of $12.9 million associated with the customer-related intangible assets acquired in the second quarter of 2020;
•an increase in employee compensation and benefits of $14.8 million, inclusive of an increase in share-based compensation expense of $5.2 million, which was correlated with an increase in sales and marketing personnel to support our growth, and the effect of new awards at increased share prices, partially offset by a decrease in average compensation in the 2021 period;
•an increase of SoFi Stadium related expenditures of $6.8 million, which is exclusive of depreciation and interest expense on the embedded lease portion of our SoFi Stadium agreement;
•an increase of $22.5 million related to increasing utilization of lead generation channels during the 2021 period;
•an increase in direct customer promotional expenditures of $11.5 million, which is one of our levers for stimulating member product adoption and engagement; and
•an increase in advertising expenditures of $19.6 million, which was attributable to an increase in search, social, television and digital advertising expenditures in the 2021 period, partially offset by a decrease in direct mail marketing expenditures.
Three Months — Cost of Operations. Cost of operations increased by $17.8 million, or 34%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•an increase in loan origination and servicing expenses of $5.1 million, of which $4.0 million was related to home loans and was correlated with the growth in origination volume period over period;
•an increase of $2.8 million in third-party fulfillment costs, which was correlated with growth in technology platform revenue;
•an increase in employee compensation and benefits of $9.4 million, which was correlated with an increase in cost of operations personnel in support of our growth, in addition to an increase in average compensation in the 2021 period;
•an increase in software licenses, tools and subscriptions and other related fees of $1.7 million related to headcount increases and internal technology initiatives; and
•an increase in brokerage-related costs and debit card fulfillment costs of $1.2 million, which were primarily related to the growth of SoFi Money and SoFi Invest; partially offset by
•a decrease in SoFi Money account operational losses of $3.7 million.
Nine Months — Cost of Operations.     Cost of operations increased by $61.9 million, or 49%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•an increase in loan origination and servicing expenses of $14.0 million, of which $12.5 million was related to home loans and was correlated with the growth in origination volume period over period;
•an increase of $13.8 million in third-party fulfillment costs, which was correlated with growth in technology platform revenue and was partially attributable to post-acquisition Galileo operations;
•an increase in employee compensation and benefits of $23.0 million, which was correlated with an increase in cost of operations personnel in support of our growth, in addition to an increase in average compensation in the 2021 period;
•an increase in software licenses, tools and subscriptions and other related fees of $6.1 million related to headcount increases and internal technology initiatives; and

•an increase in brokerage-related costs and debit card fulfillment costs of $4.2 million, primarily related to the growth of SoFi Invest and SoFi Money; partially offset by
•a decrease in SoFi Money account operational losses of $3.2 million.
Three Months — General and Administrative. General and administrative expenses decreased by $18.3 million, or 31%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•a decrease in the fair value of our warrant liabilities of $68.8 million, which was related to the combination of a decrease in the fair value of the SoFi Technologies warrants assumed in the Business Combination during the 2021 period and an increase in the fair value of the Series H redeemable preferred stock during the 2020 period; partially offset by
•an increase in employee compensation and benefits of $39.2 million, inclusive of an increase in share-based compensation expense of $29.8 million, which was related to an increase in general and administrative personnel to support our growing infrastructure and administrative needs in addition to an increase in average compensation in the 2021 period, the effect of new awards issued at increased share prices, and the employer tax expense associated with vested RSUs;
•an increase in occupancy-related costs of $0.5 million and an increase in transaction-related expenses of $0.9 million primarily associated with an exploratory acquisition process in the 2021 period;
•an increase in non-transaction related professional services of $4.5 million, such as accounting, advisory and legal services, and an increase in corporate insurance of $2.5 million, which were primarily attributable to the increased costs of being a public company; and
•an increase in software licenses and tools and subscriptions of $1.8 million.
Nine Months — General and Administrative.     General and administrative expenses increased by $212.1 million, or 132%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•an increase in employee compensation and benefits of $78.6 million, inclusive of an increase in share-based compensation expense of $55.8 million, which was related to an increase in general and administrative personnel to support our growing infrastructure and administrative needs in addition to an increase in average compensation in the 2021 period, and the effect of new awards issued at increased share prices;
•an increase in the fair value of our warrant liabilities of $90.1 million, which was related to a larger fair value increase on the Series H redeemable preferred stock during the 2021 period relative to the 2020 period, partially offset by a fair value decrease related to the SoFi Technologies warrants assumed in the Business Combination during the 2021 period;
•an increase of $21.2 million related to the special payment made to the Series 1 preferred stockholders in the 2021 period associated with the Business Combination, which was partially offset by lower other transaction-related expenses. The 2021 period included transaction-related costs of $3.4 million, which were primarily related to our pending purchase of Golden Pacific and an exploratory acquisition process, and the 2020 period included $9.2 million of transaction-related costs associated with our acquisitions of Galileo and 8 Limited;
•an increase in non-transaction related professional services of $13.3 million, such as accounting, advisory and legal services, and an increase in corporate insurance of $4.0 million, which were primarily attributable to the increased costs of being a public company;
•an increase in occupancy-related expenses of $2.3 million; and
•an increase in software licenses and tools and subscriptions of $4.2 million.
Provision for Credit Losses. The provision for credit losses during the three and nine months ended September 30, 2021 reflects the expected credit losses associated with our credit card loans. We did not recognize a provision for credit losses during the 2020 periods, as we launched our credit card product in the third quarter of 2020 and had immaterial activity through the end of the quarter.

Net Loss
We had a net loss of $30.0 million for the three months ended September 30, 2021 compared to $42.9 million for the three months ended September 30, 2020, and a net loss of $372.9 million for the nine months ended September 30, 2021 compared to $141.4 million for the nine months ended September 30, 2020. The decrease in loss for the three-month period and increase in loss for the nine-month period were due to the factors discussed above, as well as the change in income taxes. The significant tax benefit in the nine-month 2020 period was associated with the remeasurement of our valuation allowance during 2020 primarily as a result of the deferred tax liabilities recognized in connection with our acquisition of Galileo, which decreased the valuation allowance by $99.8 million.
Summary Results by Segment
Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
Metric	2021	2020		2021	2020
Total products (number, as of period end)	1,030,882	892,934	15%	1,030,882	892,934	15%
Origination volume ($ in thousands, during period)
Home loans	$793,086	$631,666	26%	$2,320,918	$1,510,797	54%
Personal loans	1,640,572	616,309	166%	3,740,645	1,966,983	90%
Student loans	967,939	1,035,137	(6)%	2,832,121	3,958,337	(28)%
Total	$3,401,597	$2,283,112	49%	$8,893,684	$7,436,117	20%
Loans with a balance (number, as of period end)(1)	594,730	610,747	(3)%	594,730	610,747	(3)%
Average loan balance ($, as of period end)(1)
Home loans	$286,522	$291,279	(2)%	$286,522	$291,279	(2)%
Personal loans	22,207	22,394	(1)%	22,207	22,394	(1)%
Student loans	49,723	55,878	(11)%	49,723	55,878	(11)%
__________________
(1)Loans with a balance and average loan balance include loans on our balance sheet and transferred loans with which we have a continuing involvement through our servicing agreements. Personal loans also include loans that we service in a referral fulfillment arrangement.
The following table presents additional information on our terms for our lending products as of September 30, 2021:

Product	Loan Size	Rates(1)	Term
Student Loan Refinancing	$5,000+ (2)	Variable rate: 2.25% – 6.59%	5 – 20 years
Fixed rate: 2.49% – 6.94%
In-School Loans	n/a (2)(3)	Variable rate: 0.99% – 11.33%	5 – 15 years
Fixed rate: 2.99% – 10.90%
Personal Loans	$5,000 – $100,000 (2)	Fixed rate: 4.99% – 19.63%	2 – 7 years
Home Loans	$100,000 – $747,000 (4)	Fixed rate: 1.75% – 4.75%	10, 15, 20 or 30 years
(Conforming 2021 Normal Cost Areas)
OR
$1,050,000 (2) (Conforming 2021 High Cost Areas)
__________________
(1)Loan annual percentage rates presented reflect an auto-pay discount.
(2)Minimum loan size may be higher within certain states due to legal or licensing requirements.
(3)Minimum loan size requirement for in-school loans was removed in conjunction with a revised underwriting strategy.
(4)Exceptions for loan size less than $100,000 are considered on a case-by-case basis.

In the table below, we present additional information related to our lending products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Student Loans
Weighted average origination FICO	775	772	775	774
Weighted average interest rate earned(1)	4.56%	4.76%	4.58%	5.02%
Interest income recognized ($ in thousands)	$32,210	$33,831	$96,578	$101,391
Sales of loans ($ in thousands)(2)	$922,271	$852,504	$2,469,372	$3,799,553
Home Loans
Weighted average origination FICO	753	766	756	764
Weighted average interest rate earned(1)	1.94%	1.63%	1.83%	2.37%
Interest income recognized ($ in thousands)	$1,002	$498	$2,678	$1,875
Sales of loans ($ in thousands)	$789,259	$522,971	$2,308,467	$1,421,939
Personal Loans
Weighted average origination FICO	749	766	754	763
Weighted average interest rate earned(1)	10.70%	10.67%	10.67%	10.54%
Interest income recognized ($ in thousands)	$55,368	$46,801	$145,574	$141,465
Sales of loans ($ in thousands)(2)	$1,196,798	$147,638	$2,946,374	$1,130,975
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the month-end unpaid principal balances of loans outstanding during the period, which are impacted by the timing and extent of loan sales.
(2)Excludes the impact of loans transferred into consolidated securitizations.
Total Products
Total products in our Lending segment is a subset of our total products metric that refers to the number of home loans, personal loans and student loans that have been originated through our platform since our inception through the reporting date, whether or not such loans have been paid off. See “— Key Business Metrics” for further discussion of this measure as it relates to our Lending segment.
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
During the three and nine months ended September 30, 2021, home loan origination volume increased relative to the corresponding 2020 periods due to an increase in our loan application approval rate and operational efficiencies gained through scale of the platform, which were tempered by rising U.S. treasury rates relative to the 2020 levels, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape.
During the three and nine months ended September 30, 2021, personal loan origination volume increased significantly relative to the corresponding 2020 periods, primarily due to the improved economic outlook and consumer confidence levels in the second and third quarters of 2021 relative to the 2020 periods, as there was lower consumer spending behavior during the earlier stages of the COVID-19 pandemic, which we believe decreased the overall demand for debt consolidation loans. We also increased our loan application approval rate during the 2021 periods.
Demand for our student loan products decreased modestly during the three months ended September 30, 2021 relative to the corresponding 2020 period, with a continued decrease in the nine-month 2021 period relative to the 2020 period. Demand for both student loan refinancing and in-school loans continued to be unfavorably impacted by the automatic suspension of principal and interest payments on federally-held student loans enacted through the CARES Act in March 2020 that was extended by executive action most recently through January 2022.

Loans with a Balance and Average Loan Balance
Loans with a balance refers to the number of loans that have a balance greater than zero dollars as of the reporting date. Loans with a balance allows management to better understand the unit economics of acquiring a loan in relation to the lifetime value of that loan. Average loan balance is defined as the total unpaid principal balance of the loans divided by loans with a balance within the respective loan product category as of the reporting date. Average loan balance tends to fluctuate based on the pace of loan originations relative to loan repayments and the initial loan origination size.
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding Lending segment performance.

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Net revenue
Net interest income	$72,257	$52,222	38%	$180,856	$142,218	27%
Noninterest income	138,034	109,890	26%	343,703	189,656	81%
Total net revenue	210,291	162,112	30%	524,559	331,874	58%
Servicing rights – change in valuation inputs or assumptions(1)	(409)	4,671	(109)%	11,924	16,332	(27)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	5,593	11,301	(51)%	19,261	28,815	(33)%
Directly attributable expenses(3)	(97,807)	(75,073)	30%	(261,202)	(220,496)	18%
Contribution Profit	$117,668	$103,011	14%	$294,542	$156,525	88%
___________________
(1)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment and default rates and discount rates. This non-cash change, which is recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss) is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(2)Reflects changes in fair value inputs and assumptions, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated securitizations through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(3)For a disaggregation of the directly attributable expenses allocated to the Lending segment in each of the periods presented, see “—Directly Attributable Expenses” below.
Net interest income
Net interest income in our Lending segment increased by $20.0 million, or 38%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $38.6 million, or 27%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the following:
Three Months — Loans Interest Income.    Loan interest income increased by $7.5 million, or 9%, for the three months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Interest Income—Three Months — Loans” for information on the primary drivers of the variance related to our personal loans, student loans and home loans.
Nine Months — Loans Interest Income. Loan interest income increased by $0.2 million, or 0.1%, for the nine months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Interest Income—Nine Months — Loans” for information on the primary drivers of the variance related to our personal loans, student loans and home loans.
Three Months — Securitizations Interest Income.    Securitizations interest income decreased by $2.3 million, or 44%, for the three months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Interest Income—Three Months — Securitizations” for information on the primary drivers of the variance.

Nine Months — Securitizations Interest Income. Securitizations interest income decreased by $7.6 million, or 40%, for the nine months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Interest Income—Nine Months — Securitizations” for information on the primary drivers of the variance.
Three and Nine Months — Securitizations and Warehouses Interest Expense. Interest expense related to securitizations and warehouses decreased by $14.9 million, or 44%, for the three months ended September 30, 2021 compared to the same period in 2020 and decreased by $46.1 million, or 38%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to:
•declines in securitization debt interest expense (exclusive of debt issuance and discount amortization) of $6.2 million for the three-month period and $24.9 million for the nine-month period;
•declines in warehouse debt interest expense (exclusive of debt issuance amortization) of $5.1 million for the three-month period and $12.8 million for the nine-month period;
•declines in residual interests classified as debt interest expense of $0.7 million for the three-month period and $3.6 million for the nine-month period; and
•declines in debt issuance cost interest expense of $3.0 million for the three-month period and $4.8 million for the nine-month period.
See “Results of Operations—Interest Expense—Securitizations and Warehouses” for information on the primary drivers of the variances.
Noninterest income
Noninterest income in our Lending segment increased by $28.1 million, or 26%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $154.0 million, or 81%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the following:
Three Months — Loan Origination and Sales. Loan origination and sales increased by $38.3 million, or 37%, for the three months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Noninterest Income and Net Revenue—Three Months — Loan Origination and Sales” for information on the primary drivers of the variance.
Nine Months — Loan Origination and Sales. Loan origination and sales increased by $91.1 million, or 34%, for the nine months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Noninterest Income and Net Revenue—Nine Months — Loan Origination and Sales” for information on the primary drivers of the variance.
Three Months — Securitizations.    Securitizations income decreased by $17.3 million, or 136%, during the three months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Noninterest Income and Net Revenue—Three Months — Securitizations” for information on the primary drivers of the variance.
Nine Months — Securitizations. Securitizations income improved by $56.4 million, or 90%, for the nine months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Noninterest Income and Net Revenue—Nine Months — Securitizations” for information on the primary drivers of the variance.
Three Months — Servicing. Servicing income increased by $7.1 million, or 107%, for the three months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Noninterest Income and Net Revenue—Three Months — Servicing” for information on the primary drivers of the variance.
Nine Months — Servicing. Servicing income increased by $6.4 million, or 35%, for the nine months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Noninterest Income and Net Revenue—Nine Months — Servicing” for information on the primary drivers of the variance.

Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Direct advertising	$31,581	$26,817	18%	$88,897	$78,367	13%
Compensation and benefits	23,697	20,409	16%	66,004	61,319	8%
Loan origination and servicing costs	15,810	10,835	46%	43,347	29,574	47%
Lead generation	17,278	5,076	240%	35,690	19,647	82%
Unused warehouse line fees	3,006	4,575	(34)%	8,841	10,902	(19)%
Professional services	1,896	1,382	37%	4,593	5,253	(13)%
Other(1)	4,539	5,979	(24)%	13,830	15,434	(10)%
Directly attributable expenses	$97,807	$75,073	30%	$261,202	$220,496	18%
______________
(1)Other expenses primarily include loan marketing expenses, tools and subscriptions, and occupancy-related costs.
Lending segment directly attributable expenses for the three and nine months ended September 30, 2021 increased by $22.7 million, or 30%, and $40.7 million, or 18%, compared to the three and nine months ended September 30, 2020, respectively, primarily due to:
•increases of $4.8 million for the three-month period and $10.5 million for the nine-month period in direct advertising related to an increase in search engine, digital and social media advertising expenditures. During the nine-month period, an additional increase in television advertising expenditures was offset by a decline in direct mail marketing expenditures;
•increases of $5.0 million for the three-month period and $13.8 million for the nine-month period in loan origination and servicing costs, which supported our growth in origination volume period over period, primarily in home loans;
•increases of $12.2 million for the three-month period and $16.0 million for the nine-month period due to increasing utilization of lead generation channels associated with increased personal loan origination volume in both 2021 periods. The increase in the nine-month period was partially offset by lower student loan origination volume through lead generation channels;
•decreases of $1.4 million for the three-month period and $1.6 million for the nine-month period in other expenses, primarily related to decreases in occupancy-related costs. Additionally, the decrease in the nine-month period was partially offset by servicing receivable bad debt expense in the first quarter of 2021;
•increases of $3.3 million for the three-month period and $4.7 million for the nine-month period in allocated compensation and related benefits, which primarily reflected increased lending initiatives during 2021;
•decreases of $1.6 million for the three-month period and $2.1 million for the nine-month period in unused warehouse line fees due to higher average committed warehouse line usage and lower unused fee rates; and
•an increase of $0.5 million for the three-month period in professional services costs primarily related to advisory services. For the nine-month period, professional services costs decreased $0.7 million primarily related to a decrease in the use of our third-party consultants for our operations and technology teams during the first and second quarters of 2021, partially offset by an increase in advisory services in the third quarter of 2021.

Technology Platform Segment
In the table below, we present a metric that is related to Galileo within our Technology Platform segment:

	September 30, 2021	September 30, 2020	2021 vs 2020 % Change
Total accounts	88,811,022	49,276,594	80%

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
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding Technology Platform segment performance.

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Net revenue
Net interest income (loss)	$39	$(47)	(183)%	$(29)	$(65)	(55)%
Noninterest income	50,186	38,865	29%	141,616	58,899	140%
Total net revenue	50,225	38,818	29%	141,587	58,834	141%
Directly attributable expenses(1)	(34,484)	(14,832)	132%	(97,148)	(21,751)	347%
Contribution Profit	$15,741	$23,986	(34)%	$44,439	$37,083	20%
___________________
(1)For a disaggregation of the directly attributable expenses allocated to the Technology Platform segment in each of the periods presented, see “—Directly Attributable Expenses” below.
Noninterest income
Noninterest income in our Technology Platform segment increased by $11.3 million, or 29%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $82.7 million, or 140%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the following:
Three and Nine Months — Technology Platform Fees. Technology Platform fees increased by $14.5 million, or 41%, for the three months ended September 30, 2021 compared to the same period in 2020 and by $89.0 million, or 172%, for the nine months ended September 30, 2021 compared to the same period in 2020. See “Results of Operations—Noninterest Income and Net Revenue—Technology Platform Fees” for information on the primary drivers of the variance.
Three and Nine Months — Other.    Other income decreased by $3.2 million, or 93%, for the three months ended September 30, 2021 compared to the same period in 2020 and by $6.2 million, or 86%, for the nine months ended September 30, 2021 compared to the same period in 2020, which was primarily related to equity method investment income during the 2020 periods that did not recur, as our Apex equity method investment was called in the first quarter of 2021.

Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment, which are related to the operations of Galileo, that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Compensation and benefits	$17,469	$6,718	160%	$49,971	$9,858	407%
Product fulfillment	8,696	4,911	77%	23,154	7,239	220%
Professional services	912	230	297%	4,828	321	n/m
Tools and subscriptions	2,840	1,510	88%	7,433	2,153	245%
Other(1)	4,567	1,463	212%	11,762	2,180	440%
Directly attributable expenses	$34,484	$14,832	132%	$97,148	$21,751	347%
___________________
(1)Other expenses are primarily related to marketing, occupancy-related costs, bad debt and data center expenses and other costs associated with the operation of our technology platform-as-a-service.
The increase in Technology Platform directly attributable expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 in each of the expense categories was partially impacted by the timing of our acquisition of Galileo during the second quarter of 2020 compared to full period results in the 2021 period. The increases in the three- and nine-month periods were also primarily driven by the following:
•increases of $10.8 million for the three-month period and $40.1 million for the nine-month period in compensation and benefits expense, which was correlated with an increase in Galileo and other allocated personnel to support segment growth, as well as an increase in average compensation during both 2021 periods;
•increases of $3.8 million for the three-month period and $15.9 million for the nine-month period in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform. These fees grew by 54% and 202% during the three and nine-month 2021 periods, respectively, compared to 2020, which correlated with growth of 41% and 172%, respectively, in technology platform fees;
•increases of $0.7 million for the three-month period and $4.5 million for the nine-month period in professional services costs related to third-party technology and product consulting for technology infrastructure support;
•increases of $1.3 million for the three-month period and $5.3 million for the nine-month period in tools and subscriptions related to headcount increases and internal technology initiatives to support the growth of the platform; and
•increases of $3.1 million for the three-month period and $9.6 million for the nine-month period in other expenses, which was primarily related to data center expenses, which correlated with the growth in accounts on the Galileo platform, bad debt expense, which correlated with growing contract assets from increasing technology platform revenue, occupancy-related costs and general marketing expenses.
Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding Financial Services segment performance.

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Net revenue
Net interest income	$1,209	$98	n/m	$1,980	$396	400%
Noninterest income	11,411	3,139	264%	34,142	7,423	360%
Total net revenue	12,620	3,237	290%	36,122	7,819	362%
Directly attributable expenses(1)	(52,085)	(40,704)	28%	(135,851)	(103,162)	32%
Contribution loss	$(39,465)	$(37,467)	5%	$(99,729)	$(95,343)	5%
___________________
(1)For a disaggregation of the directly attributable expenses allocated to the Financial Services segment in each of the periods presented, see “—Directly Attributable Expenses” below.
Net interest income
Net interest income in our Financial Services segment increased by $1.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and by $1.6 million, or 400%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases were primarily attributable to interest income on credit card loans, which launched during the third quarter of 2020.
Noninterest income
Noninterest income in our Financial Services segment increased by $8.3 million, or 264%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $26.7 million, or 360%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the following:
•increases in brokerage-related fees of $3.3 million for the three-month period and $13.9 million for the nine-month period, which coincided with increases in digital assets trading volume on our platform during the 2021 periods, and payment network fees of $1.2 million for the three-month period and $3.0 million for the nine-month period. The nine-month variance was also impacted by an increase of $2.6 million in enterprise service fees, which primarily consisted of advisory service fees;
•underwriting revenues of $0.3 million for the three-month period and $2.0 million for the nine-month period; and
•increases in referral fees of $3.0 million for the three-month period and $5.7 million for the nine-month period, which were primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to these partners, as well as an increase associated with a referral fulfillment arrangement we entered into in the third quarter of 2021.

Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution loss were as follows:

	Three Months Ended September 30,		2021 vs 2020 % Change	Nine Months Ended September 30,		2021 vs 2020 % Change
($ in thousands)	2021	2020		2021	2020
Compensation and benefits	$22,087	$20,231	9%	$60,671	$59,107	3%
Product fulfillment	6,539	2,753	138%	16,656	7,982	109%
Member incentives	4,456	3,020	48%	13,746	7,157	92%
Direct advertising	6,299	3,328	89%	13,097	5,875	123%
Professional services	1,003	1,821	(45)%	3,407	4,538	(25)%
Provision for credit losses	2,401	—	n/m	2,887	—	n/m
Other(1)	9,300	9,551	(3)%	25,387	18,503	37%
Directly attributable expenses	$52,085	$40,704	28%	$135,851	$103,162	32%
___________________
(1)Other expenses primarily include lead generation, tools and subscriptions, SoFi Money, SoFi Invest and SoFi Credit Card account write-offs and occupancy-related and marketing-related expenses.
Financial Services directly attributable expenses for the three and nine months ended September 30, 2021 increased by $11.4 million, or 28%, and $32.7 million, or 32%, compared to the three and nine months ended September 30, 2020, respectively, primarily due to the following:
•increases of $1.9 million for the three-month period and $1.6 million for the nine-month period in compensation and benefits expense, which were consistent with our ongoing prioritization of growth in the Financial Services segment;
•increases of $3.8 million for the three-month period and $8.7 million for the nine-month period in product fulfillment costs related to SoFi Invest and SoFi Money, which included such activities as operating our cash management sweep program, brokerage expenses and debit card fulfillment services, and is also inclusive of the impact of our 8 Limited acquisition on a full nine-month period of operations during 2021. In addition, corresponding with our launch of our credit card product during the third quarter of 2020, we had additional costs related to credit card fulfillment, which had a more significant impact on both 2021 periods;
•increases of $1.4 million for the three-month period and $6.6 million for the nine-month period primarily related to direct member incentives for our SoFi Money product. The nine-month period increase was also attributable to our SoFi Invest product;
•increases of $3.0 million for the three-month period and $7.2 million for the nine-month period in direct advertising costs. The three-month period increase was primarily driven by an increase in search engine marketing. During the nine-month period, we had increased social media and search engine marketing costs. All marketing initiatives were primarily related to the continued promotion of, and growth in, our Financial Services products;
•increases of $2.4 million for the three-month period and $2.9 million for the nine-month period related to our provision for credit losses on our credit card product, which launched during the third quarter of 2020 and, therefore, did not have meaningful activity during the 2020 periods;
•decreases of $0.8 million for the three-month period and $1.1 million for the nine-month period in professional services costs. The three-month period decrease was primarily related to reduced third-party technology and product consulting for SoFi Money. The decrease for the nine-month period was primarily related to reduced third-party consulting for SoFi Money, Lantern Credit and SoFi Relay, partially offset by an increase for SoFi Invest; and
•other expenses were consistent for the three-month period and increased $6.9 million during the nine-month period. The three-month period change was primarily attributable to increases in lead generation costs, general marketing, and account losses in SoFi Invest and SoFi Credit Card, offset by decreases in SoFi Money-related operational losses. The nine-month period increase was primarily attributable to the same directional changes noted for the three-month period, albeit with significantly higher lead generation costs during the 2021 period.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reportable segments directly attributable expenses	$(184,376)	$(130,609)	$(494,201)	$(345,409)
Expenses not allocated to segments:
Stock-based compensation expense	(72,681)	(26,551)	(162,289)	(69,781)
Depreciation and amortization expense	(24,075)	(24,676)	(75,041)	(44,346)
Fair value changes in warrant liabilities	64,405	(4,353)	(96,504)	(6,371)
Employee-related costs(1)	(39,601)	(29,022)	(108,825)	(85,315)
Special payment(2)	—	—	(21,181)	—
Other corporate and unallocated expenses(3)	(45,544)	(28,262)	(112,946)	(83,775)
Total noninterest expense	$(301,872)	$(243,473)	$(1,070,987)	$(634,997)
___________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination. See Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
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
During the nine months ended September 30, 2021 and 2020, we generated negative cash flows from operations. The primary driver of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and, to a lesser extent, the timing of loan repayments. We either fund our loan originations entirely using our own capital, through proceeds from securitization transactions, or receive an advance rate from our various warehouse facilities to finance the majority of the loan amount. Our cash flows from operations were also impacted by material net losses in both the nine-month 2021 and 2020 periods. The net losses were primarily driven by our technology and product investments and sales and marketing initiatives, which benefit each of our reportable segments, although our Financial Services segment historically has not generated material net revenues. Our practice of not charging account or trading fees on the majority of our products within the Financial Services segment could result in sustained negative cash flows generated from the Financial Services segment in the short and long term. If our current net losses continue for the foreseeable future, we may raise additional capital in the form of equity or debt, which may not be at favorable terms when compared to previous financing transactions.
Historically, we primarily utilized our revolving credit facility capacity and additional equity proceeds to fund the portion of our current net loss unrelated to our loan origination activities. Our revolving credit facility had remaining capacity of $74.0 million as of September 30, 2021, of which $6.0 million was not available for general borrowing purposes because it was utilized to secure the uncollateralized portion of certain letters of credit issued to secure certain of our operating lease obligations. As of September 30, 2021, the remaining $3.3 million of the $9.3 million letters of credit outstanding was collateralized by cash deposits with the banking institution, which were presented within restricted cash and restricted cash equivalents in the consolidated balance sheets.
Our warehouse facility and securitization debt is secured by a continuing lien on, and security interest in, the loans financed by the proceeds. We have various affirmative and negative financial covenants, as well as non-financial covenants, related to our warehouse debt and revolving credit facility, as well as our Series 1 preferred stock. We were in compliance with all covenants as of September 30, 2021.
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
We are currently dependent on the success of our Lending segment. Our ability to access whole loan buyers and to sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms and limit our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. As it relates to securitization-related transfers, there is no guarantee that we will be able to find purchasers of securitization residual interests or that we will be able to execute loan transfers at favorable price points. Therefore, we may hold securitization interests for longer than planned or be forced to liquidate at suboptimal prices. Securitization transfers are also negatively impacted during recessionary periods, wherein purchasers may be more risk averse.
Further, future uncertainties around the demand for our personal loans and around the student loan refinance market in general should be considered when assessing our future liquidity and solvency prospects. Through the CARES Act that was passed during 2020 in response to the COVID-19 pandemic and subsequent extensions, principal and interest payments on federally-held student loans have been suspended through January 2022, which has lowered the propensity for borrowers to refinance into SoFi student loans relative to pre-COVID levels. To the extent that additional measures, such as student loan forgiveness, are implemented, it may negatively impact our future student loan origination volume. In addition, we have previously altered our credit strategy to defend against adverse credit consequences during recessionary periods, as we did following the outbreak of COVID-19, although those elevated credit eligibility requirements for personal loans were adapted during the first half of 2021 through phases of reopening following our metric-driven, return-to-normalcy action plan. In the future, our loan origination volume and our resulting loan balances, and any positive cash flows thereof, could be lower based on strategic decisions to tighten our credit standards. See “— Key Factors Affecting Operating Results — Industry Trends and General Economic Conditions” and “— Business Overview — COVID-19 Pandemic” for discussions of the impact of certain measures taken in response to the COVID-19 pandemic on our loan origination volumes and uncertainties that exist with respect to future operations in light of the continued pandemic.

Our commitments requiring the use of capital in future periods are primarily composed of:
•warehouse facility borrowings of $1.5 billion, which carry variable interest rates and have terms expiring through January 2030. See Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional key terms;
•revolving credit facility borrowings of $496.5 million, which includes principal balance and variable interest, assuming (i) such interest remains unchanged, (ii) the borrowings are held to maturity, and (iii) interest is incurred at the rate for standard withdrawals in effect as of September 30, 2021. See Note 9 for additional information;
•operating lease obligations of $170.1 million, primarily composed of leases of office premises with terms expiring from 2021 through 2031, as well as operating leases associated with SoFi Stadium, which expire in 2040;
•finance lease obligations of $19.3 million, composed of our rights to certain physical signage within SoFi Stadium, which expire in 2040; and
•the remaining commitment arising out of our agreement (which does not include the foregoing operating lease and finance lease obligations, but includes certain payments for which we are applying the short-term lease exemption) for the naming and sponsorship rights to SoFi Stadium of $546.1 million, which pertain primarily to sponsorship and advertising opportunities related to the stadium itself, as well as the surrounding performance venue and planned retail district. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our SoFi Stadium arrangement, including a contingent matter associated with SoFi Stadium payments.
As it relates to our securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts, the timing of which cannot be reasonably estimated. Our own liquidity resources are not required to make any contractual payments on our securitization borrowings.
We may require liquidity resources associated with our guarantee arrangements. We have a three-year obligation to FNMA on loans that we sell to FNMA, to repurchase any originated loans that do not meet FNMA guidelines, and we are required to pay the full initial purchase price back to FNMA. In addition, we make standard representations and warranties related to other student, personal and non-FNMA home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See Note 1 and Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information on our guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Our long-term liquidity strategy includes maintaining adequate revolving credit facility capacity and seeking additional sources of financing. Although our goal is to increase our cash flow from operations, there can be no assurance that our future operating plans will lead to improved operating cash flows.
We had unrestricted cash and cash equivalents of $533.5 million and $872.6 million as of September 30, 2021 and December 31, 2020, respectively. We believe our existing cash and cash equivalents balance, investments in AFS debt securities, available capacity under our revolving credit facility (and expected extensions or replacements of the facility), together with additional warehouses or other financing we expect to be able to obtain at reasonable terms and cash proceeds received from the Business Combination, will be sufficient to cover net losses, meet our existing working capital and capital expenditure needs, as well as our planned growth for at least the next 12 months. Our non-securitization loans also represent a key source of liquidity for us, and should be considered in assessing our overall liquidity. We have relationships with whole loan buyers who we believe we will be able to continue to rely on to generate near-term liquidity. Securitization markets can also generate additional liquidity, albeit to a lesser extent, as it involves accessing a much less liquid securitization residual investment market, and in certain cases we are required to maintain a minimum investment due to securitization risk retention rules.
We received gross cash consideration from the Business Combination of $764.8 million, from which we made payments totaling $27.0 million during the nine months ended September 30, 2021 for costs directly attributable to the issuance of common stock in connection with the Business Combination. Additionally, we used a portion of the funds for the repurchase of certain redeemable common stock from a shareholder for $150.0 million and for a special payment to Series 1 preferred stockholders for $21.2 million in accordance with the Agreement. In addition, we received gross cash consideration of $1,225.0 million from the PIPE Investment. The remaining net cash proceeds were utilized by the Company to help fund future strategic and capital needs, including repayment of $1.5 billion of loan warehouse facility debt in June 2021.
In October 2021, we closed on the issuance and sale of convertible senior notes. See “—Borrowings” herein for additional information.

In November 2021, we announced that we will redeem all outstanding SoFi Technologies warrants that remain outstanding on December 6, 2021 (the “Redemption Date”) for a redemption price of $0.10 per warrant. The Warrants may be exercised by the holders thereof until the Redemption Date to purchase fully paid and non-assessable shares of common stock underlying such warrants. The payment upon exercise of the warrants may be made either (i) in cash, at an exercise price of $11.50 per share of common stock, or (ii) on a “cashless basis” in which the exercising holder will receive a number of shares of common stock to be determined in accordance with the terms of the warrant agreement and based on the Redemption Date and the fair market value of the common stock during the 10 trading days immediately following the date on which the notice of redemption was sent to holders of warrants. Any warrants that remain unexercised on the Redemption Date will be void and no longer exercisable, and the holders of those warrants will be entitled to receive only the redemption price of $0.10 per warrant. See Note 18 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(113,928)	$(484,515)
Net cash provided by investing activities	79,536	188,264
Net cash (used in) provided by financing activities	(434,666)	391,090
Cash Flows from Operating Activities
For the nine months ended September 30, 2021, net cash used in operating activities was $113.9 million, which stemmed from a net loss of $372.9 million and an unfavorable change in our operating assets net of operating liabilities of $97.5 million, which were offset by a positive adjustment for non-cash items of $356.5 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $9.1 billion during the period and also purchased loans of $252.3 million. These cash uses were largely offset by principal payments on loans of $1.7 billion and proceeds from loan sales of $7.6 billion.
For the nine months ended September 30, 2020, net cash used in operating activities was $484.5 million, which stemmed from a net loss of $141.4 million and an unfavorable change in operating assets net of operating liabilities of $404.4 million, which were offset by a positive adjustment for non-cash items of $61.3 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $7.4 billion during the period and also purchased loans of $644.9 million, of which $606.3 million related to strategic loan purchases we made during the period, wherein we believed we could earn net interest income prior to selling the loan for a subsequent gain. These cash uses were largely offset by principal payments from members of $1.4 billion and proceeds from loan sales of $6.2 billion.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021, net cash provided by investing activities was $79.5 million, which was primarily attributable to proceeds of $107.5 million from the call on our Apex equity method investment and $16.7 million from repayment of the outstanding principal balance on its related party notes, as well as proceeds of $201.1 million from our securitization investments. These cash proceeds were partially offset by $205.1 million of investments in AFS debt securities, reduced by proceeds of $15.8 million from sales of these investments. Additionally, we made an equity method investment of $20.0 million during the third quarter of 2021. Lastly, we used cash of $38.4 million for purchases of property, equipment and software, which primarily included internally-developed software, purchased software, and furniture and fixtures.
For the nine months ended September 30, 2020, net cash provided by investing activities was $188.3 million, which was primarily attributable to proceeds from our securitization investments of $245.1 million, partially offset by our acquisition activities during the period, which resulted in a net use of cash of $32.4 million. Moreover, we extended financing to Apex during the period, which required a use of cash of $7.6 million. Lastly, we used cash of $17.6 million for purchases of property, equipment and software.
Cash Flows from Financing Activities
For the nine months ended September 30, 2021, net cash used in financing activities was $434.7 million. We received proceeds from the Business Combination and PIPE Investment of $2.0 billion, and paid costs directly related to the Business Combination and PIPE Investment of $27.0 million. We received $6.3 billion of proceeds from debt financing activities related to our lending activities. These debt proceeds were more than offset by $8.4 billion of debt repayments, of which $7.6 billion were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. We also paid taxes related to RSU vesting of $37.2 million, as well as redeemable preferred stock dividends of $20.0 million. Finally, we paid $282.9 million to repurchase redeemable common and preferred stock, of which $150.0 million related to redeemable common stock repurchased in conjunction with the Business Combination, and $0.5 million related to common stock repurchased during the period.
For the nine months ended September 30, 2020, net cash provided by financing activities was $391.1 million. We drew $325.0 million on our revolving credit facility during the period. We received $7.8 billion of proceeds from financing activities, which were primarily attributable to our lending activities. These debt proceeds were partially offset by $7.7 billion of debt repayments, $6.8 billion of which related to our warehouse facilities. We also paid Series 1 redeemable preferred stock dividends of $20.2 million and taxes related to RSU vesting of $21.5 million. These uses were offset by principal repayments of $30.7 million related to our stockholder note receivable. Our payments of debt issuance costs were in the normal course of business.
Borrowings
Our borrowings as of September 30, 2021 primarily include our loan and risk retention warehouse facilities, asset-backed securitization debt and revolving credit facility. A detailed description of each of our borrowing arrangements is included in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements.
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
•Tangible net worth to Series 1 redeemable preferred stock ratio requirement; and
•Minimum excess equity requirements, where the measure of equity includes permanent equity and redeemable preferred stock (exclusive of Series 1 redeemable preferred stock), as applicable.
We were in compliance with all covenants as of September 30, 2021.
Additionally, in October 2021, we closed on the issuance and sale of $1.2 billion aggregate principal amount of convertible senior notes (the “notes”), which will not bear regular interest, will mature in October 2026 (unless earlier repurchased, redeemed or converted) and will be convertible by the noteholders beginning in April 2026 under certain circumstances. We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). The notes will be redeemable, in whole or in part, at our option at any time, and from time to time, beginning in October 2024 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued interest, if any.

In connection with the pricing of the notes and with the exercise by the initial purchasers of their option to purchase additional notes, which option was exercised, we entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Call Transactions”). The Capped Call Transactions are expected to generally reduce the potential dilutive effect on the common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be.
The net proceeds from the convertible debt issuance were $1.176 billion. We used $113.8 million of the net proceeds to fund the cost of entering into the Capped Call Transactions. We intend to use the remainder of the net proceeds (i) to pay related expenses and (ii) for general corporate purposes. See Note 18 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the transaction.
Financial Condition Summary
September 30, 2021 compared to December 31, 2020
Changes in the composition and balance of our assets and liabilities as of September 30, 2021 compared to December 31, 2020 were principally attributed to the following:
•a decrease of $469.2 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “— Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•a decrease of $1.3 billion in gross warehouse facility debt, which was primarily enabled by proceeds received from the Business Combination and PIPE Investment;
•a decline of $250.0 million in liabilities related to the settlement in February 2021 of the Galileo seller note;
•a decline of $482.3 million in liabilities related to gross securitization debt, which was settled with proceeds from related collateral repayments;
•a modest net decrease in loans of $13.7 million, primarily stemming from originations and purchases of $9.38 billion, offset by principal payments and sales of $9.39 billion;
•an increase in warrant liabilities of $135.0 million related to the assumption of SoFi Technologies Warrants, net of subsequent fair value decreases, partially offset by the reclassification of the Series H warrants to permanent equity classification in conjunction with the Business Combination;
•an increase of $197.2 million in investments in AFS debt securities, which we purchased during the third quarter of 2021;
•a decrease in equity method investments of $87.6 million, primarily from Apex calling our investment, which resulted in cash proceeds of $107.5 million, offset by a $20.0 million new equity method investment during the third quarter of 2021;
•a decrease in securitization investments of $104.9 million, primarily from collections outpacing new securitization investments in nonconsolidated personal and student loan VIEs;
•a decrease in intangible assets of $53.9 million, primarily due to the amortization of developed technology and customer-related intangible assets acquired in the second quarter of 2020; and
•a decrease in related party notes receivable of $17.9 million, as Apex repaid their outstanding loans.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of our significant accounting policies. The most significant judgments, estimates and assumptions relate to the critical accounting policies, which are summarized below and discussed in detail beginning on page 275 of the Proxy Statement/Prospectus.
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
Performance Stock Units
In the second and third quarters of 2021, we granted performance stock units (“PSUs”), which are restricted common stock awards that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for the PSUs generally is satisfied contemporaneously with the performance-based conditions. The performance-based conditions generally are satisfied upon achieving specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, if we become a bank holding company, maintaining certain minimum standards applicable to bank holding companies. We record stock-based compensation expense for PSUs using the accelerated attribution method for each vesting tranche over the respective derived service period, and only if performance-based conditions are considered probable to be satisfied. We determine the grant-date fair value of PSUs utilizing a Monte Carlo simulation model, which relies on certain key assumptions, including expected stock price volatility, risk-free rate, dividend yield and the closing stock price at grant date. We estimate the volatility of common stock on the date of grant based on the historical volatility of comparable publicly-traded companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Finally, we assume no dividend yield, as we have not historically paid, nor do we anticipate paying in the near future, dividends on our common stock.
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
We are also the servicer for all trusts in which we hold a financial interest. Although we have the power as servicer to perform the activities that most impact the economic performance of the VIE, we do not hold a significant financial interest in the trusts and, therefore, we are not the primary beneficiary. Further, we do not provide financial support beyond our initial equity investment, and our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to our investment. For a more detailed discussion of nonconsolidated VIEs, including activity in relation to the establishment of trusts, the aggregate outstanding values of variable interests and the deconsolidation of VIEs, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements.
As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans, which includes FNMA repurchase requirements, general representations and warranties and credit-related repurchase requirements, all of which are standard in nature and, therefore, do not constrain our ability to recognize a sale for accounting purposes. Pursuant to ASC 460, Guarantees, we establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. Our credit-related repurchase requirements are assessed for loss under ASC 326, Financial Instruments—Credit Losses. During the three and nine months ended September 30, 2021, we made repurchases of $2.6 million and $6.2 million, respectively, associated with these arrangements. As of September 30, 2021 and December 31, 2020, we accrued liabilities of $7.1 million and $5.2 million, respectively, related to our estimated repurchase obligation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of market-related risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk, and counterparty risk. Historically, substantially all of our revenue and operating expenses were denominated in U.S. dollars. As a result of our acquisitions in the second quarter of 2020, which are further discussed in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements, we may in the future be subject to increasing foreign currency exchange rate risk. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. For the periods presented in the consolidated financial statements, there would have been an immaterial impact on earnings if exchange rates were to have increased or decreased.
Interest Rate Risk
We are subject to interest rate risk associated with our consolidated loans, securitization investments (including residual investments and asset-backed bonds), servicing rights, variable-rate debt and our investments in AFS debt securities. Our loan portfolio consists of personal loans, student loans and home loans, which are carried at fair value on a recurring basis, and credit cards, which are measured at amortized cost. The loans with variable interest rates are exposed to interest rate volatility, which impacts the amount of interest income we recognize. Our securitization residual investments are carried at fair value, which is subject to changes in market value by virtue of the impact of interest rates on the market yield of the residual investments. The value and earnings of our asset-backed bonds, which are associated with our personal loans and student loans, have a converse relationship to the movement of interest rates. That is, as interest rates rise, bond values and earnings fall and vice versa. Lastly, we are subject to interest rate risk on our variable-rate warehouse facilities and our revolving credit facility. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to one-month or three-month LIBOR. These arrangements will also be subject to the reference rate reform guidance, which is further discussed in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities, which can negatively impact our realized net interest income.
Credit Risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required loan payments, or declines in home loan collateral values. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and we are not able to fully recover the principal balance. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. The weighted average origination FICO during the nine months ended September 30, 2021 was 761.
Market Risk
We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates. We are exposed to such market risk directly through our investments in AFS debt securities, loans, servicing rights and securitization investments held on our consolidated balance sheet, all of which are measured at fair value on a recurring basis. Investments in AFS debt securities are valued utilizing quoted prices in actively traded markets or rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. The other assets mentioned are measured at fair value using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans and securitization investments may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. For our servicing rights, the discount rate is commensurate with the risk of the servicing asset cash flow, which varies based on the characteristics of the serviced loan portfolio.
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the consolidated balance sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the nine months ended September 30, 2021. Our derivative asset position was $4.6 million as of September 30, 2021. We did not have any derivative liability positions subject to master netting arrangements as of September 30, 2021.
Also, in the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of September 30, 2021, we had total borrowing capacity under loan warehouse facilities of $5.9 billion, of which $1.2 billion was utilized. Refer to Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for a listing of our loan warehouse facilities.
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
Galileo Class Action Litigation. Galileo is a defendant in a putative class action, captioned as Richards, et. al v. Chime Financial, Inc., Galileo Financial Technologies and The Bancorp, Inc., Civil Action No. 4:19-cv-6864-HSG (N.D. Cal.), filed in the United States District Court for the Northern District of California in October 2019. Plaintiff asserts various claims against the defendants arising from an intermittent disruption in service experienced by certain holders of Chime Financial, Inc. (“Chime”) deposit accounts preventing them from accessing or using account funds for portions of time between October 16, 2019 and October 19, 2019. The parties have entered into a class action settlement agreement to resolve the claims in the action. In May 2021, the United States District Court Northern District of California granted a motion for final approval of the class action settlement. In June 2021, an appeal was filed to the final order approving the settlement in the United States Court of Appeals for the Ninth Circuit by a pro se putative class member. On September 1, 2021, that appeal was dismissed for lack of prosecution. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this matter.
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
Juarez et al v. SoFi Lending Corp. SoFi Lending Corp. and SoFi (collectively, the “SoFi Defendants”) are defendants in a putative class action, captioned as Juarez v. Social Finance, Inc. et al., Civil Action No. 4:20-cv-03386-HSG, filed against them in the United States District Court for the Northern District of California in May 2020. Plaintiffs, who are conditional permanent residents or Deferred Access for Childhood Arrival (“DACA”) holders, allege that the SoFi Defendants engaged in unlawful lending discrimination in violation of 42 U.S.C. § 1981 and California Civil Code, § 51, et seq., through policies and practices by making such categories of applicants ineligible for loans or eligible only with a co-signer who is a United States citizen or lawful permanent resident. Plaintiffs further allege that the SoFi Defendants violated the Fair Credit Reporting Act, by accessing the credit reports of non-United States citizen loan applicants who hold green cards with a validity period of less than two years without a permissible purpose. As relief, Plaintiffs seek, on behalf of themselves and a purported class of similarly-situated non-United States citizen loan applicants, a declaratory judgment that the challenged policies and practices violate federal and state law, an injunction against future violations, actual and statutory damages, exemplary and punitive damages, and attorneys’ fees. The SoFi Defendants filed a motion to, among other things, dismiss Plaintiffs’ claims for failure to state a claim, and/or compel arbitration. By order dated April 12, 2021, the court dismissed Plaintiffs’ California Civil Code, § 51 claim without prejudice, and denied the SoFi Defendants’ motion to dismiss the remaining counts. Plaintiffs filed an amended complaint with two additional named plaintiffs, including claims under the Unruh Act. The Company filed a motion to compel arbitration as to one of the new plaintiffs, which was granted in part and denied in part on August 24, 2021. On November 1, 2021, the parties agreed to a stay of discovery for 60 days while they pursue settlement negotiations. We cannot reasonably estimate an amount of loss or range of possible loss associated with this matter.
SoFi Wealth Consent Agreement. On July 6, 2021, we and the staff of the SEC Division of Enforcement entered into a settlement agreement to close an investigation of SoFi Wealth in connection with alleged violations of federal securities laws, specifically Section 206(2) and Section 206(4) of the Investment Advisers Act and Rule 206(4)-7 thereunder by SoFi Wealth. The final consent order was published by the SEC on August 19, 2021. The SEC staff’s allegations relate to actions undertaken by SoFi Wealth in April 2019 to rebalance certain holdings of unaffiliated exchange traded funds (“ETFs”) in clients’ automated investment advisory accounts with holdings of SoFi-branded ETFs which had lower operating expense ratios sponsored and managed by an affiliate of SoFi Wealth. In particular, although SoFi Wealth had disclosed to clients in its Form ADV that it could use affiliated ETFs, such as SoFi-branded ETFs, in the automated investment advisory accounts, the SEC staff alleges that SoFi Wealth also should have disclosed certain alleged conflicts of interest concerning use of the SoFi-branded ETFs: specifically that SoFi Wealth preferred to use the SoFi-branded ETFs, because SoFi expected to receive a marketing benefit from use of the SoFi-branded ETFs, and that the automated investment advisory accounts would be an important early source of assets in connection with the launch of the SoFi-branded ETFs.
Under the Settlement Agreement, without admitting or denying the SEC staff’s findings, SoFi Wealth agreed to the following: a censure, an order to cease-and-desist from future violations of Section 206(2), Section 206(4), and Rule 206(4)-7, a civil penalty of $300 thousand, and undertakings to review all relevant disclosure documents, to review SoFi Wealth’s compliance policies and to notify clients concerning the terms of the prospective order. The settlement agreement does not require any disgorgement to customers by SoFi Wealth. We have completed the disclosure to all SoFi Wealth clients. We do not believe the Settlement Agreement results in any material limitations on the ongoing business or operations of SoFi or SoFi Wealth.
In re Renren Inc. Derivative Litigation. On March 22, 2021, Social Finance was named as a newly added defendant in an Amended and Supplemental Consolidated Stockholder Derivative Complaint (the “Amended Complaint”) filed in an ongoing action pending in the Supreme Court of New York, captioned In re Renren, Inc. Derivative Litigation, Index No. 653564/2018. The plaintiffs, Hen Ren Silk Road Investments LLC, Oasis Investments II Master Fund Ltd., and Jodi Arama, allege that the Chairman and Chief Executive Officer of Renren, Inc. (“Renren”), Joseph Chen, and others, breached their fiduciary duties to Renren’s shareholders in connection with a transaction in which Renren spun off its holdings of Social Finance shares (as well as stock in other entities) to Oak Pacific Investments (“OPI”), an entity allegedly controlled by Mr. Chen. The Amended Complaint contains only one count against Social Finance. Specifically, the plaintiffs claim that Social Finance’s receipt of approximately 17 million of its own securities from OPI pursuant to a call option transfer during the pendency of the lawsuit constituted a fraudulent conveyance pursuant to D.C.L. Section 276 (as in effect in March 2019) that should be voided and set aside pursuant to D.C.L. Sections 278 and 279 (as effective in 2019), as well as unspecified compensatory damages. The Amended Complaint seeks, among other things, an order to impose a constructive trust over the SoFi shares transferred from Renren or the proceeds thereof, voiding and setting aside the call option transfer of approximately 17 million Social Finance shares as a fraudulent conveyance, and requiring Social Finance to pay over the value of the call option transfer. On October 7, 2021, the parties agreed to a stipulation of settlement under which the claims against Social Finance will be dismissed with prejudice with no payment by Social Finance. The settlement agreement is pending Court approval.
The shares reported herein are consistent with the Amended Complaint and are not adjusted for the effect of the Business Combination.
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue or our future prospects. The material and other risks and uncertainties summarized above in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements”.

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks related to Business, Financial and Operational Risks
•our ability to successfully identify and address the risks and uncertainties we face;
•demands on our resources, intense and increasing competition, and success of our business model (including future profitability);
•legislative and regulatory policies and related actions that apply or may apply to us, particularly in connection with student loans or if we are successful in acquiring a national bank;
•loss of one or more significant purchasers of our loans;
•impact of the ongoing COVID-19 pandemic, including regulatory responses and economic uncertainty;
Risks related to Strategic and New Products
•potential acquisitions that could require significant attention, disrupt our business and adversely affect our financials;
•failure to innovate or respond to evolving technological or other changes;
•an increase in fraudulent activity;
•failure of third party service providers or systems on which we rely;
•increased business, economic and regulatory risks from continued expansion abroad;
Risks related to Credit Risks
•worsening economic conditions, the cyclical nature of our industry and ability to maintain expected levels of liquidity;
•inability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•the discharge of student loans in certain circumstances;
•failure of a third-party service provider to perform various functions related to the origination and servicing of loans;
•risk of litigation by consumers related to non-qualified home loans;
Risks related to Market and Interest Rates
•cost and availability of funding in the capital markets and fluctuations in interest rates;
•higher than expected payment speeds of loans could negatively impact our returns;
•transition away from LIBOR as a benchmark reference and financial risks that cannot be eliminated by our hedging activities, which carry their own risks;
Risks related to Funding and Liquidity Risks
•ability to retain, increase or secure new or alternative financing;
•termination of one or more of our warehouse facilities on which we are highly dependent;
•increases in member loan default rates or possibility of being required to repurchase loans or indemnify the purchaser of our loans;
•ability to finance the receivables that we originate or other assets that we hold;
Risks related to Regulatory, Tax and Other Legal Risks
•exposure to evolving laws, rules, regulations and government enforcement policies and potential enforcement actions, litigation, investigations, exams or inquiries or impairment of licenses;
•ability to effectively mitigate risk exposure;
•changes in business, economic or political conditions;
•failure to comply with laws and regulations, including anti-corruption or privacy laws;
•application of regulations and supervision under banking laws if we acquire a national bank;
•ability to efficiently protect our intellectual property rights;
•failure to comply with open source licenses for open source software included in our platform;
•the risk that we are, or any of our subsidiaries is, determined to have been subject to registration as an investment company under the Investment Company Act;

Risks related to Personnel and Business Continuity Risks
•loss of key management members or key employees, or an inability to hire key personnel;
•increased business continuity and cyber risks due to our primarily remote workforce;
•natural disasters, power outages, telecommunications failures, man-made problems and similar;
•employee misconduct;
Risks related to Risk Management and Financial Reporting Risks
•ability to establish and maintain proper and effective internal control over financial reporting and risk management processes and procedures;
•changes in accounting principles generally accepted in the United States;
•as a result of our business combination with a special purpose acquisition company, regulatory obligations may impact us differently than other publicly traded companies;
•Incorrect estimates or assumptions by management in connection with the preparation of our financial statements;
Risks related to Information Technology and Data Risks
•breach or violation of law by a third party on which we depend;
•cyberattacks and other security breaches or disruptions of our systems or third-party systems on which we rely, including disruptions that may impact our ability to collect loan payments and maintain accurate accounts;
•liabilities related to the collection, processing, use, storage and transmission of personal data;
Risks related to Ownership of Our Securities
•volatility in the price of our common stock and warrants and future dilution of our stockholders;
•possibility of securities litigation, which is expensive and time consuming;
•terms of the public warrants and private placement warrants may be amended in a manner adverse to a holder or the time set for redemption of unexpired and unexercised public warrants and private placement warrants may be disadvantageous to the warrant holders; and
•failure to comply with the Nasdaq continued listing standards.
Business, Financial and Operational Risks
We operate in a rapidly evolving industry, and have limited experience in our Financial Services and Technology Platform segments, which may make it difficult for us to successfully identify and address the risks and uncertainties we face.
We operate in a rapidly evolving industry, and have limited experience in our Financial Services and Technology Platform segments, which may make it difficult to identify risks to our business and evaluate our future prospects. In particular, we have limited experience offering cash management, investment services and technology solutions. We face numerous challenges to our success, including our ability to:
•increase or maintain the number, volume and types of, and add new features to, the loans we extend to our members as the market for loans evolves and as we face new and increasing competitive threats;
•increase the number of members utilizing non-lending products, including our direct deposit feature, and maintain and build on the loyalty of existing members by increasing their use of new or additional products;
•successfully maintain and enhance our diversified funding strategy, including through securitization financing from consolidated and nonconsolidated variable interest entities (“VIEs”), whole loan sales and debt warehouse facilities;
•further establish, diversify and refine our cash management, investment and brokerage offerings to meet evolving consumer needs and preferences;
•diversify our revenue streams across our products and services;
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
Our net losses were $372.9 million and $141.4 million for the nine months ended September 30, 2021 and 2020, respectively. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods, in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and new products and services in order to enhance our brand recognition and our value proposition to our members, and these additional costs will create further challenges to generating near term profitability. General and administrative expenses have increased, and we expect they may continue to increase, to meet the increased compliance and other requirements associated with operating as a public company and evolving regulatory requirements. In addition, we are acquiring a national bank, and operating a bank may significantly increase our compliance costs. See “—We are acquiring a national bank, which is subject to regulatory approvals and other closing conditions, and, if consummated, the acquisition will subject us to significant additional regulation”.
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
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments relating to existing and projected business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system able to address such growth, and will require us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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
Our results of operations and future prospects depend on our ability to retain existing members and attract new members. We face intense and increasing competition and, if we do not compete effectively, our competitive positioning and our operating results will be harmed.
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
We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, particularly with respect to our financial services products, significantly greater financial, technical, marketing and other resources and a larger customer base than we do. This allows them, among others, to potentially offer more competitive pricing or other terms or features, a broader range of financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in member preferences. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract current or potential members away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or our ability to capitalize on new market opportunities.
We currently compete at multiple levels with a variety of competitors, including:
•other personal loan, student loan refinancing, in-school student loan and home loan lenders, including traditional banks and other non-bank financial institutions, as well as credit card issuers, that can offer more competitive interest rates or terms;
•traditional banks and other non-bank financial institutions, for our SoFi Money cash management accounts;
•rewards credit cards provided by other financial institutions, for our SoFi Credit Card;
•other brokerage firms, including online or mobile platforms, for our SoFi Invest investment accounts;
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

We compete with traditional banks for many of the services we offer in our Financial Services segment. Because we do not currently control a bank or a bank holding company, we are subject to regulation by a variety of state and federal regulators across our products and services and we rely on third-party banks to provide banking services to our members. This regulation by federal, state and local authorities increases our compliance costs, particularly for our lending business, as we navigate multiple regimes with different examination schedules and processes, varying disclosure requirements, and at times conflicting consumer protection laws. In addition, our ability to compete may be hampered in certain states where the amount of interest we are permitted to charge consumers is capped and we are consequently unable to make loans to all the consumers that we believe may be qualified but to whom we cannot offer the appropriate risk-adjusted margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a summary of our efforts to acquire a national bank.
We believe that our ability to compete depends upon many factors both within and beyond our control, including, among others, the following:
•the size, diversity and activity levels of our member base;
•our ability to introduce successful new products and services, or to iterate and innovate on existing products or services to satisfy evolving member preferences or to keep pace with market trends;
•our ability to diversify our revenue streams across our products and services;
•the timing and market acceptance of our products and services, including developments and enhancements to those products and services, offered by us and our competitors;
•member service and support efforts;
•selling and marketing and promotional efforts;
•the ease of use, performance, price and reliability of solutions developed either by us or our competitors;
•changes in economic conditions, regulatory and policy developments;
•our ability to successfully acquire a national bank;
•our ability to successfully execute on the Financial Services Productivity Loop and our other business plans;
•general credit markets conditions and their impact on our liquidity and ability to access funding;
•the ongoing impact of the COVID-19 pandemic and related developments on the lending and financial services markets we serve; and
•our brand strength relative to our competitors.
Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenues and results of operations could be adversely affected if we, for example, increase marketing or other expenditures or make new expenditures in other areas. Competitive pressures could also result in us reducing the annual percentage rate on the loans we originate, incurring higher member acquisition costs, and could make it more difficult for us to grow our loan originations in both number of loans and volume for new as well as existing members. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.
We are acquiring a national bank, which is subject to regulatory approvals and other closing conditions, and, if consummated, the acquisition will subject us to significant additional regulation.
We believe a national bank charter will improve our capital efficiency, provide funding resilience and regulatory clarity and generate improved margins. In March 2021, we entered into an agreement to acquire Golden Pacific Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank. The acquisition is subject to approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) under the Bank Holding Company Act and the National Bank Act, respectively, as well as other customary closing conditions, all of which we anticipate can be completed by the end of 2021. Our ability to obtain the requisite approvals for the acquisition depends on the bank regulators’ views of our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. In connection with applying for these approvals, we have developed a financial and bank capitalization plan and may need to enhance our governance, compliance, controls and management infrastructure and capabilities in order to be compliant with all applicable regulations and operate to the satisfaction of the banking regulators, which may require substantial time, monetary and human resource commitments. If we are not successful in developing a financial and bank capitalization plan or enhancing, as needed, our governance, compliance, controls and management infrastructure and capabilities, our ability to obtain a national bank charter may be jeopardized.
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
Further, if the acquisition successfully closes and we do obtain a national bank charter through our ownership of Golden Pacific Bank, National Association, we will become subject to regulation, supervision and examination by the Federal Reserve as well as other federal bank regulators. Our efforts to comply with such additional regulations may require substantial time, monetary and human resource commitments. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our financial performance, and our stock price, may be adversely affected.
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
We have dedicated and intend to continue to dedicate significant resources to marketing efforts. Our ability to attract members depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, earned media through press and social media, as well as traditional advertising, such as online affiliations, search engine optimization and digital marketing, offline partnerships, out-of-home, direct mail, lifecycle marketing and television and radio advertising.
While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members on our platform, including by using additional products or services we offer. If we are unable to recover our marketing costs through increases in the size, value or overall number of loans we originate, or other product selection and utilization, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
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
•require private education lenders to reform loan agreements to provide for income-based repayment plans and other payment plans; and
•make sweeping changes to the entire cost structure and financial aid system for higher education in the United States, including proposals to provide free postsecondary education.
In the first half of 2021, the Biden administration ordered a formal legal review of authorities that could be used to cancel student debt. Prominent politicians, including Senator Elizabeth Warren and Majority Leader Senator Chuck Schumer, have also advocated for executive action to forgive student loan debt. If student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. There has also been pressure on policymakers to address underlying factors that contributed to the current volume of outstanding student loans, such as the cost of higher education and the ability for additional methods by the federal government and other organizations to subsidize the same, such as through increased use of Pell grants in lieu of loans. Further, proposals to eliminate or amend Section 523(a)(8) of the Bankruptcy Code, which makes student loans presumptively non-dischargeable in bankruptcy could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. If steps were taken to materially reduce future demand by students for student loan refinancing and in-school student loan products, our student loan originations would be materially and adversely affected. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “— COVID-19 Pandemic Risks — Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our current student loan portfolios and our loan origination volume”.
Negative publicity could result in a decline in our member growth, or a loss of members, and impact our ability to compete for lending counterparties and corporate partners, and have a material adverse effect on our business, our brand and our results of operations.
We have invested significantly in our brand. We believe that maintaining and enhancing our brand identity is critical to our relationships with existing members and partners, particularly lending counterparties, marketing partners and other corporate partners, and to our ability to attract new members and partners. Our ability to compete for and maintain members, lending counterparties and other corporate partners relies to a large extent on their trust in our business and the value of our brand. The failure or perceived failure to maintain our brand could adversely affect our brand value, financial condition and results of operations. Negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information, data breaches, matters affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not. Negative publicity or allegations of unfavorable business practices, poor governance, or workplace misconduct can be rapidly and widely shared over social or traditional media or other means, and could reduce demand for our products, undermine the loyalty of our members and the confidence of our lending counterparties, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater regulatory scrutiny of our operations. In addition, we and our officers, directors and/or employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against such claims.
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
We sell a significant percentage of our personal, student and home loans to a concentrated number of whole loan purchasers. Our top five whole loan purchasers by total unpaid principal balance of loans sold accounted for approximately 67% of the aggregate principal balance of our loans sold during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the two largest third-party buyers accounted for a combined 42% of our loan sales volume. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors and prevailing interest rates. If any of these purchasers significantly reduce the dollar amount of the loans they purchase from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may have a material adverse effect on our revenues, results of operations, liquidity and cash flows.
The accounting method for reflecting the notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which, among other things, simplifies the accounting for certain convertible instruments. We early adopted the provisions of ASU 2020-06 effective January 1, 2021.
In accordance with ASU 2020-06, the convertible notes we issued in October 2021 (the “notes”) will be reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported earnings.
In addition, we expect that the shares underlying the notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, if the conversion value of the notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their principal amount for a reporting period, then the shares underlying the notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
We have not reached a final determination regarding the accounting treatment for the notes, and the description above is preliminary. Accordingly, we may account for the notes in manner that is significantly different than described above.
The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition.
Holders of notes may be entitled to convert the notes during specified periods at their option. If one or more holders elect to convert their notes, we may settle any converted principal through the payment of cash, which could adversely affect our liquidity.
The capped call transactions may affect the value of the notes and our common stock.
In connection with the issuance of the notes, we entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Call Counterparties”). The capped call transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of the notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the Capped Call

Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the notes.
In addition, the Capped Call Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the notes and from time to time prior to the maturity of the notes (and are likely to do so following any conversion of the notes, any repurchase of the notes by us on any fundamental change repurchase date, any redemption date or any other date on which the notes are retired by us, in each case if we exercise the relevant election to terminate the corresponding portion of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the notes. The potential effect, if any, of these transactions and activities on the market price of our common stock or the notes will depend, in part, on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.
We are subject to counterparty risk with respect to the capped call transactions, and the capped call transactions may not operate as planned.
The Capped Call Counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the Capped Call Counterparties will not be secured by any collateral. Global economic conditions have, from time to time, resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a Capped Call Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that Capped Call Counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by a Capped Call Counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any Capped Call Counterparty.
In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.
COVID-19 Pandemic Risks
Our financial condition and results of operations have been and may continue to be adversely impacted by the ongoing COVID-19 pandemic.
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. The ongoing COVID-19 pandemic has had and could continue to have a material adverse effect on the value, operating results and financial condition of our business.
The COVID-19 pandemic has caused changes in consumer and student behavior, as well as economic disruptions. In the initial stages of the COVID-19 pandemic, extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 and variants thereof, including travel bans, quarantines, “stay-at-home” orders, suspension of interest accrual and collections on certain federally-backed student loans, and similar mandates for many individuals and businesses to substantially restrict daily activities led to decreases in consumer activity generally. Although consumer activity is recovering and many government mandates to restrict daily activities have been lifted, there can be no assurance that economic recovery will continue or that consumer behavior will reach pre-pandemic levels.
The COVID-19 pandemic has also had an impact on the behavior of existing and prospective university students seeking higher education. According to the National Student Clearinghouse, there has been a material decline in the number of students entering college in the class of 2024 as compared to the number of students in the class of 2023. In addition, a larger proportion of students who did enter college in 2020 did not live on campus, reducing their overall cost of education. Each of these factors has contributed in part, and may continue to contribute, to a reduction in the volume and amount of the in-school loans we originate and student loans we refinance.
Regulatory actions in response to the impacts of the COVID-19 pandemic, among other factors, also have an impact on student loan originations. For example, the Federal Reserve has indicated that it currently plans to continue a policy of maintaining interest rates at historically low levels through the remainder of 2021 and at least through the first half of 2022.

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
Legislative and regulatory responses to the COVID-19 pandemic have had and could continue to have a significant impact on our student loan portfolios. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the Department of Education were suspended through September 30, 2020 and were further extended by a series of executive actions most recently through January 31, 2022. The Department of Education indicated that this will be the final extension of the payment and interest accrual suspension. Additionally, on March 25, 2020, the Department of Education announced that private collection agencies were required to stop making outbound collection calls and sending letters or billing statements to borrowers in default on such federally held loans. As a result of such forbearance measures and protections, borrowers with federally held student loans lacked the incentive to refinance their student loans with us, which negatively impacted our business by reducing our loan origination volume.
The various legislative and regulatory responses to the COVID-19 pandemic, particularly the mandatory suspension of payments and interest accrual on federally held loans until 2022 are likely to continue to serve as a disincentive for borrowers to refinance their loans through our platform, thereby reducing our loan origination volume and negatively impacting our revenue. In addition, the ongoing COVID-19 pandemic has contributed to increasing pressure on policymakers to reduce or cancel student loans at a significant scale which would further reduce demand for our student loan refinance product and have a negative impact on our loan origination volume and revenue. For example, President Biden proposed $10,000 in forgiveness for federal student loan borrowers during his campaign and the Justice Department and Department of Education are reviewing whether the Biden administration has the authority to cancel student loan debt or whether any wide scale student loan debt forgiveness must be through legislation.
Although we continue to evaluate the ultimate impact of local, state and federal legislation and regulation, guidance and actions, future legislative actions, and the on-going impact of our own forbearance measures on our financial results, business operations and strategies, there is no guarantee that our estimates will be accurate or that any actions we take based on such estimates will be successful. Furthermore, we believe that the cost of responding to, and complying with, evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.
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
In May 2020, we completed our acquisition of Galileo for a purchase price of $1.2 billion. During the nine months ended September 30, 2021, our Technology Platform segment consisted entirely of net revenues from Galileo, which accounted for 20% of our consolidated total net revenue. Galileo’s clients are highly concentrated, with its five largest clients contributing approximately 65% of the total net revenue within the Technology Platform segment during the nine months ended September 30, 2021, which represented approximately 13% of our consolidated total net revenue for the period then ended. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of customers, including the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of the client to a competitor, harm to that client’s reputation or financial prospects or other reasons. In addition, disruptions in the operations of any of Galileo’s key clients have in the past disrupted and may in the future disrupt Galileo’s operations, and these disruptions could be material and have an adverse impact on our results of operations.
Demand for our products may decline if we do not continue to innovate or respond to evolving technological or other changes.
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service members and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. For example, in March 2021, we launched our IPO investment center to allow members with a SoFi active Invest account to invest in initial public offerings, that we underwrite through SoFi Securities. While this enables us to generate underwriting fees, it could also subject us to liability under the Securities Act of 1933, as amended (the “Securities Act”) for the contents of the prospectuses for the initial public offerings that we underwrite, which could be material. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member experience, members’ demand for our products may decrease and our growth and operations may be harmed. The brokerage industry also competes on price, and our ability to meet the demand of our customers in this respect could affect our ability to maintain demand for our products and services.

SoFi Securities is a participant in the Depository Trust Company’s settlement services. Broker-dealers that settle their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third-party providers. Errors in performing settlement functions, including clerical, technological and other errors related to the handling of funds and securities could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liabilities in related lawsuits and proceedings brought by transaction counterparties and others. Any unsettled securities transactions or wrongly executed transactions may expose the broker dealer to adverse movements in the prices of such securities.
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
Successful fraudulent activity and other incidents related to the actual or perceived failures to maintain the integrity of our processes and controls could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
We rely on third parties and their systems to process transaction data and for settlement of funds on SoFi Money and SoFi Credit Card, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.
To provide our cash management account and credit card and other products and services, we rely on third parties that we do not control, such as payment card networks, our acquiring and issuing processors, payment card issuers, various financial institution partners, systems like the ACH, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds, and the provision of information and other elements of our services. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.
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
Credit Risks
We operate in a cyclical industry. In an economic downturn, member default rates may increase, there may be decreased demand for our products, and there may be adverse impacts to our lending business.
Uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments or lending decisions. Any of these factors could have a detrimental impact on our operating performance and liquidity.
Our Lending segment may be particularly negatively impacted by worsening economic conditions that place financial stress on our members resulting in loan defaults or charge-offs. If a loan charges off while we are still the owner, the loan either enters a collections process or is sold to a third-party collection agency and, in either case, we will receive less than the full outstanding interest on and principal balance of the loan. Declining economic conditions may also lead to either decreased demand for our loans or demand for a higher yield on our loans, and consequently lower prices or a lower advance rate, from institutional whole loan purchasers, securitization investors and warehouse lenders on whom we rely for liquidity.

The longevity and severity of a downturn will also place pressure on lenders under our debt warehouses, whole loan purchasers and investors in our securitizations. Furthermore, long-term market disruptions could negatively impact the securitizations market. Although certain of our debt warehouses and whole loan sale agreements contain committed terms, there can be no assurance that our financing arrangements will remain available to us through any particular business cycle or be renewed on the same terms. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.
There can be no assurance that economic conditions will remain favorable for our business or that interest in purchasing our loans by financial institutions, will remain at current levels, or that default rates by our members will not increase. Reduced demand or lower prices or a lower advance rate for our products from institutional whole loan purchasers, securitization investors and warehouse lenders and increased default rates by our members may limit our access to capital, including debt warehouse facilities and securitizations, and negatively impact our profitability.
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
We use Internet-based loan processes to obtain application information and distribute certain legally required notices to applicants for, and borrowers of, our loans, and to obtain electronically signed loan documents in lieu of paper documents with ink signatures obtained in person. These processes may entail greater risks than paper-based loan origination processes, including regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, or the validity of the borrower’s electronic signature on loan documents, and risks that unauthorized changes are made to the electronic loan documents. If any of those factors were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, or impair our ability as master servicer or servicer to service our loans, the value of our loan assets would decrease significantly to us and to our whole loan purchasers, securitization investors and warehouse lenders. In addition to increased default rates and losses on our loans, this could lead to the loss of whole loan purchasers and securitization investors and trigger terminations and amortizations under our debt warehouse facilities, each of which would materially adversely impact our business.
Student loans are subject to discharge in certain circumstances.
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. Further, bills have been introduced in Congress that would make student loans dischargeable in bankruptcy to the same extent as other forms of unsecured credit without regard to a hardship analysis. Senator Dick Durbin and Senator John Cornyn have introduced legislation which would permit federal student loan borrowers to discharge their student loans ten years after the first payment on the student loan became due and there are discussions to add private education loans to this bill. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws as a result of financial and economic disruptions related to the COVID-19 pandemic than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations.
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
In addition, personal loans are dischargeable in a bankruptcy proceeding involving a borrower without the need for the borrower to file an adversary claim. The discharge of a significant amount of our personal loans could adversely affect our financial condition. Furthermore, other characteristics of personal loans may increase the risk of default or fraud and there are few restrictions on the uses that may be made of personal loans by borrowers, which may result in increased levels of credit consumption. We also originate a material portion of our personal loans through ACH deposits directly to the borrowers, which may result in a higher risk of fraud. The effect of these factors may be to reduce the amounts collected on our personal loans and adversely affect our operating results and financial condition.
We service all of the personal loans we originate and have limited loan servicing experience, and we rely on third-party service providers to service the student loans, home loans and credit card loans that we originate, and to perform various other functions in connection with the origination and servicing of certain of our loans. If a third-party service provider fails to properly perform these functions, our business and our ability to service our loans may be adversely affected.
We service all of the personal loans we originate, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and all of our FNMA conforming home loans that we do not sell servicing-released, to perform certain back-up servicing functions with respect to our personal loans, and to service all of our credit card loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including underwriting, fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks, and, because we are not a bank and cannot belong to or directly access the ACH payment network, ACH processing, and debit card and credit issuance or payment processing. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
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
We do not currently offer, but may expand our product selection to offer, non-qualified home loans, which, unlike qualified home loans, do not benefit from a presumption that the borrower has the ability to repay the loan. If we were to make a loan for which we did not satisfy the regulatory standards for ascertaining the borrower’s ability to repay the loan and the borrower were to default, we may be prevented from collecting interest and principal on that loan in court. As such, non-qualified home loans carry increased risk of exposure to litigation and claims of borrowers.
Potential geographic concentration of our members may increase the risk of loss on the loans that we originate and negatively impact our business.
Any concentration of our members in specific geographic areas may increase the risk of loss on our loans. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans in other regions of the country. Moreover, a deterioration in economic conditions, outbreaks of disease (such as new or worsening outbreaks of COVID-19 or additional strains or variants), the continued increase in extreme weather conditions and other natural events (such as hurricanes, tornadoes, floods, drought, wildfires, mudslides, earthquakes and other extreme conditions) could adversely affect the ability and willingness of borrowers in affected regions to meet their payment obligations under their loans and may consequently affect the delinquency and loss experience of such loans. In addition, we, as master servicer for all student loans and home loans and as servicer of our personal loans, have offered in the past, and may in the future offer, hardship forbearance or other relief programs in certain circumstances to affected borrowers.
Conversely, an improvement in economic conditions in one or more states could result in higher prepayments of their payment obligations under their loans by borrowers in such states. As a result, we and the whole loan purchasers who hold our loans or securitization investors or warehouse lenders who hold securities backed by our loans may receive principal payments earlier than anticipated, and fewer interest payments than anticipated, and face certain reinvestment risks, such as the inability to acquire loans on equally attractive terms as the prepaid loans. In addition, higher prepayments than anticipated may have a negative impact on our servicing revenue which could cause our operating results and financial condition to be materially and adversely affected.
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
In addition to the issuance of equity, historically, we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We utilize a gain on sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets. Our ability to obtain these types of financing depends, among other things, on our development efforts, business plans, operating performance, lending activities, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have from time to time experienced periods of significant volatility, including volatility driven by the COVID-19 pandemic. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any cost. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including inflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Fluctuations in interest rates could negatively affect SoFi Money.
Falling or low interest rates may also have a negative impact on our SoFi Money product. SoFi Money is a cash management account offered through SoFi Securities, which offers members the opportunity to earn a variable interest rate on their account balances. Deposits made into a SoFi Money account are swept daily to one or more banks with which we partner, and these deposits earn a variable rate of interest and are eligible for FDIC insurance. Because we are not a bank holding company, however, we are not permitted to offer members an interest rate on their SoFi Money account balance that is higher than the interest rate we receive from our partner banks. Certain of our competitors are not subject to the same restriction and we may lose current SoFi Money account holders to those competitors or fail to sign-up new SoFi Money account holders due to our competitors offering a lower interest rate.
Low interest rates may discourage account holders and prospective account holders from using the SoFi Money product, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Higher than expected payment speeds of loans could negatively impact our returns as the holder of the residual interests in securitization trusts holding student and personal loans. These factors could materially alter our net revenue or the value of our residual interest holdings.
The rate at which borrowers prepay their loans can have a material impact on our net revenue and the value of our residual interests in securitization trusts. Prepayment rates and levels are subject to a variety of economic, social, competitive and other factors, including fluctuations in interest rates, availability of alternative financings, regulatory changes affecting the student loan market, the home loan market, consumer lending generally and the general economy.
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
Finally, rating agencies may place bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by a securitization trust, possibly raising or lowering their ratings, based upon these prepayment rates and their perception of the risk posed by those rates to the timing of the trust cash flows. Placing bonds on watch, changing ratings negatively, proposing or making changes to ratings methodology could: (i) affect our liquidity, (ii) impede our access to the securitization markets, (iii) require changes to our securitization structures and (iv) raise or lower the value of the residual interests of our future securitization transactions.

The transition away from LIBOR as a benchmark reference for interest rates may affect our cost of capital, our liquidity, or expose us to borrower litigation or damage to the SoFi brand.
LIBOR serves as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. LIBOR is the reference rate for the securities issued under certain of our securitizations (such as student loan securitizations), certain secured and unsecured financing facilities (such as the loan warehouse facilities, risk retention facilities and revolving credit facility), certain hedging arrangements, and our Series 1 redeemable preferred stock dividends. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, affirmed its intention to publish one week and two month USD LIBOR through December 31, 2021, and all remaining USD LIBOR tenors through June 30, 2023. In addition, it is expected that all non-USD LIBOR tenors will cease after December 31, 2021. We are unable to predict whether or when an alternative reference rate will become a standard global benchmark and suitable replacement for LIBOR. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. We are therefore unable to predict what the replacement reference rate or rates will be for our existing financial instruments that are currently indexed to LIBOR, the extent to which our financial instruments will transition to the same replacement reference rate, or the timing of a transition. As of September 30, 2021, we had approximately $215 million of financial instruments indexed to LIBOR, consisting of loans, bonds and economic hedge positions. Our derivative agreements are governed by the International Swap Dealers Association, which established a 2020 IBOR Fallbacks Protocol and supplement effective in January 2021 to allow counterparties to modify legacy trades to reference amended standard definitions inclusive of the new fallback language. However, most of these legacy financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments.
As of September 30, 2021, we have identified approximately $214 million of variable-rate loans for which the repricing index was tied to LIBOR and the loan maturity date is after December 31, 2021. Our loan agreements generally allow us to choose a new alternative reference rate based upon comparable information if the current index is no longer available. We continued to originate variable-rate loans that adjust based on LIBOR until October 31, 2021. The repricing index for all new variable-rate loans originated by us on and following November 1, 2021 is SOFR.
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
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. As of September 30, 2021, we had 13 VIEs consolidated on our consolidated balance sheet. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. There can be no assurance that we will be able to successfully access the securitization markets at any given time, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
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
We require a significant amount of short-term funding capacity for loans we originate. As of September 30, 2021, we had $5.9 billion of warehouse loan funding capacity through 19 financing partners under our warehouse facilities. Additionally, consistent with industry practice, all of our existing warehouse facilities require periodic renewal. If any of our committed warehouse facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate an acceptable or sustainable volume of loans, which would have a material adverse effect on our business. Additionally, as our business continues to expand, including our home loan business, we may need additional warehouse funding capacity for the loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.
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
Our securitizations are non-recourse to SoFi Technologies and are collateralized by the pool of our loans pledged to the relevant securitization issuer. If the loans securing our securitizations fail to perform as expected, the lenders under our warehouse facilities, the whole loan purchasers who purchase our loans, the investors in our securitizations who purchase securities backed by our loans, or future lenders, whole loan purchasers or securitization investors in similar arrangements, may increase the cost of providing future financing or refuse to provide future financing or purchase loans on terms acceptable to us or at all.
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
We sell the loans we originate to third parties, including, with respect to home loans, counterparties like the FNMA and we make representations and warranties when we sell loans to third parties and in our financing transactions. In the ordinary course of business, we are exposed to liability under these representations and warranties made to purchasers of loans. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with law and with our credit risk origination policy and servicing guidelines and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. In connection with our whole loan sales, we also typically covenant to repurchase any loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase home loans or indemnify purchasers of home loans, could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects.
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
During an early amortization period or occurrence of a termination event or an event of default, principal collections from the loans in our asset-based facilities would be applied to repay principal under such facilities rather than being available to fund newly originated loans. During the occurrence of a termination event or an event of default under any of our facilities, the applicable lenders could accelerate the related debt and such lenders’ commitments to extend further credit under the related facility, if any, would terminate. If we were unable to repay the amounts due and payable under such facilities and securitizations, the applicable lenders and noteholders could seek remedies, including against the collateral pledged under such facilities and by the securitization trust. An acceleration of the debt under certain facilities could also lead to a default under other facilities and, in certain instances, our hedging arrangements, due to cross-acceleration provisions.
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
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including lending to our members, increasing our marketing expenditures to attract new members and improve our brand awareness, developing our other products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. In particular, we may require additional access to capital to support our lending operations. Volatility in the credit markets in general or in the market for student, personal and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
Maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements and margin lending. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, SoFi Securities, is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and SoFi Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves.
A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which may adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between digital asset transaction settlements between us and our digital asset market makers and between us and our digital asset customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or customer confidence resulting in unanticipated withdrawals of customer assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility and pursue other potential options. If we are unable to adequately maintain our cash resources, we may delay non-

essential capital expenditures, implement cost cutting procedures, delay or reduce future hiring, discontinue the pursuit of our strategic objectives and growth strategies or reduce our rate of future originations compared to current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
We are unable to finance all of the receivables that we originate or other assets that we hold, and that illiquidity could result in a negative impact on our financial condition.
We operate a gain on sale origination model, the success of which is tied to our ability to finance the assets that we originate. Certain of our assets, however, are ineligible for sale to a whole loan buyer or securitization trust, or are ineligible for, or are subject to a lower advance rate under, warehouse funding, each of which has specific eligibility criteria for receivables it purchases or holds as collateral. Ineligible receivables include, among others, those in default or that are delinquent, receivables with defects in their origination or servicing, including fraud, or receivables generated under origination guidelines and credit policies that are no longer in effect. In addition, many of our warehouse funding sources contain excess concentration limits for loans in forbearance or with specific loan level characteristics such as time-to-maturity or loan type. Once these limits have been exceeded the advance rate applied to those receivables becomes less advantageous to us. If we are unable to sell or reasonably fund these receivables, we are required to hold them on our consolidated balance sheet which, in sufficient volume, negatively impact our financial condition.
In addition to the receivables described above, we also hold on balance sheet certain risk retention assets with respect to which we have a reduced ability to receive financing. These risk retention assets include residuals from our securitization trusts that are either ineligible for transfer or are subject to European Union regulations. The illiquidity of these positions may negatively impact our financial condition.
SoFi Credit Card is a relatively new product and any failure to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition.
SoFi Credit Card is a new product and we have limited experience originating and administering it. We began originating credit card receivables in the third quarter of 2020 (and launched the product to a broader market in the fourth quarter of 2020). We established a debt warehouse to finance the credit card receivables in Spring 2021. We anticipate establishing a credit card receivable securitization program in the future. There is no guarantee, however, that we will be successful in establishing a securitization program for these assets. In the event we are unable to finance our credit card receivables, we may be required to hold those assets on our consolidated balance sheet or sell them for a loss, either of which could have a negative impact on our business, operating results and financial condition.
Regulatory, Tax and Other Legal Risks
We are subject to extensive, complex and evolving laws, rules and regulations, which are interpreted and enforced by various federal, state and local government authorities.
We are subject to various federal, state and local regulatory regimes. The principal policy objectives of these regulatory regimes are to protect borrowers, investors and other financial services customers and to prevent fraud, money laundering, and terrorist financing. Laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive or abusive acts or practices; require us to submit to examinations by federal, state and local regulatory regimes; and require us to maintain various policies, procedures and internal controls. Monitoring and complying with all applicable laws and regulations can be difficult and costly. Failure to comply with any of these requirements may result in, among other things, enforcement action by governmental authorities, lawsuits, monetary damages, fines or monetary penalties, restitution or other payments to borrowers or investors, modifications to business practices, revocation of required licenses or registrations, voiding of loan contracts and reputational harm. See Part II, Item 1 “Legal Proceedings”.
Our Lending segment is highly regulated, and if we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected.
We are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities designed to protect borrowers and customers of other financial services. The Consumer Financial Protection Bureau (“CFPB”), an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over the student and mortgage lending activity in which we engage. In addition, the CFPB has substantial power to regulate financial products and services received by consumers from both bank and non-bank lenders, including rulemaking authority in enumerated areas of federal law traditionally applicable to consumer lending such as truth in lending, fair credit reporting and fair debt collection. The CFPB has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services, including lenders and loan servicers that engage in unfair, deceptive or abusive acts or practices (“UDAAP”). The CFPB may also seek a range of other remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). In addition, where a company has violated Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions.
We hold lending licenses or similar authorizations in multiple states, each of which has the authority to supervise and examine our activities. As a licensed consumer lender, mortgage lender, loan broker, collection agency, money services business and loan servicer in certain states, we are subject to examinations by state agencies in those states. Similarly, we are subject to licensure requirements and regulation as an education loan servicer in multiple states. An administrative proceeding, litigation, investigation or regulatory proceeding relating to allegations or findings of the violation of such laws by us, any sub-servicer we engage, or our collection agents, could impair our ability to service and collect on our loans or could result in requirements that we pay damages, fines or penalties and/or cancel the balance or other amounts owing under one or more of our loans. There is no assurance that allegations of violations of the provisions of applicable federal or state consumer protection laws will not be asserted against us, any sub-servicers we engage or our collection agents or other prior owners of our loans in the future. To the extent it is determined that any of our loans were not originated in accordance with all applicable laws, we may be obligated to repurchase such loan from a whole loan buyer, securitization trust or warehouse facility.
We must comply with federal, state and local consumer protection laws including, among others, the federal and state UDAAP laws, the Federal Trade Commission Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act, the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, the CARES Act and the Dodd-Frank Act. We must also comply with laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (the “TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Personal Information Protection and Electronic Documents Act and the newly enacted California Consumer Privacy Act (the “CCPA”). Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. laws and regulations related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations.
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
For example, in the first quarter of 2019, we were subject to a consent order from the Federal Trade Commission (the “FTC Consent Order”), which resolved allegations that we misrepresented how much money student loan borrowers have saved or would save from financing their loans with us, in violation of the Federal Trade Commission Act. Under the consent order, we are prohibited from misrepresenting to consumers how much money they would save by using our products, unless the claims are backed up by reliable evidence. In August 2021, we settled charges with the SEC against SoFi Wealth for allegedly breaching its fiduciary duties to clients in connection with the investment of client assets in two ETFs sponsored by Social Finance in 2019. Without admitting or denying the SEC’s findings, SoFi Wealth agreed to a cease-and-desist order, a censure, a penalty of $300,000, and to perform certain undertakings.
While we have developed and monitor policies and procedures designed to assist in compliance with laws and regulations and the FTC Consent Order, no assurance can be given that our compliance policies and procedures will be effective and that we will not be subject to fines and penalties, including with respect to any alleged noncompliance with the FTC Consent Order. Ambiguities in applicable statutes and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws, difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. We may fail to comply with applicable statutes and regulations even if acting in good faith, or because governmental bodies or courts interpret existing laws or regulations in a more restrictive manner, which may lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on our business.
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
We may not be able to maintain all currently required licenses and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new license, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. For example, in 2019, we applied, through a subsidiary, for a Pennsylvania Mortgage Servicer license. The Commonwealth of Pennsylvania, acting through the Department of Banking and Securities, issued a consent agreement and order, ordering us to pay a $110,000 fine for engaging in the home loan servicing activity prior to obtaining the license.
States may also expand or otherwise modify their current regulations and if such states so act, we may not be able to comply with such updated regulations or maintain all requisite licenses and permits in such states or our costs of compliance with and maintenance of such licenses or permits may materially increase. For example, California, Colorado and Maine have implemented additional regulations related to student loan servicers which impose additional registration, reporting and disclosure requirements and which, if applicable to us, may increase our costs of originating and servicing loans in those states.
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
As a financial services company operating in the securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history, evolving business and rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations. We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Additionally, the regulatory landscape involving digital assets is constantly evolving and SoFi Digital Assets may be subject to fines, penalties or loss of regulatory licenses if the SEC or any other regulators issue new regulations or interpretive guidance related to digital assets that prohibit any of our current business practices. Also, due to market volatility, it is difficult to predict how much capital we will need in the future to meet net capital requirements. Any perceived or actual breach of laws and regulations could negatively impact our business, financial condition or results of operations. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter or impair our existing or planned products and services.
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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that govern said communications and the use of automatic telephone dialing systems (“ATDS”), and artificial or pre-recorded voice, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Florida and many states have mini-TCPA and other similar consumer protection laws regulating telemarketing directed to their residents. These federal and state laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. As currently construed, the TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an ATDS. A court may treble the $500 amount upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. As with the TCPA, Florida’s mini-TCPA restricts certain prerecorded calls and calls and texts made using an automated system to Florida residents without prior consent, allows a plaintiff to obtain $500 for each call or text made in violation of its prohibitions, and permits a court to treble the $500 amount for willful or knowing violations of the statute. Like other companies that rely on telephone and text communications, we may be subject to putative class action suits alleging violations of the TCPA, Florida mini-TCPA or other similar state laws. If in the future we are found to have violated the TCPA, the Florida mini-TCPA or another federal or state law regulating telemarketing, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then the damages could have a material adverse effect on our results of operations and financial condition.
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
From time to time, SoFi Securities and SoFi Wealth may be threatened with or named as a defendant in lawsuits, arbitrations and administrative claims. The firm is also subject to periodic regulatory examinations and inspections by regulators (including the SEC and FINRA). Compliance and trading problems or other deficiencies or weakness that are reported to regulators, such as the SEC and FINRA, by dissatisfied customers or others, or that are identified by regulators themselves are investigated by such regulators, and may, if pursued, result in formal claims being filed against SoFi Securities and SoFi Wealth by customers or disciplinary action being taken by regulators against the firm or its employees. Our failure to comply with applicable laws or regulations or our own policies and procedures could result in fines, litigation, suspensions of personnel or other sanctions, which could have a material effect on our overall financial results. For example, in August 2021, we settled charges with the SEC against SoFi Wealth for allegedly breaching its fiduciary duties to clients in connection with the investment of client assets in two ETFs sponsored by Social Finance by agreeing to a cease-and-desist order, a censure, a penalty of $300,000, and to perform certain undertakings. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and our brand and lead to material legal, regulatory and financial exposure (including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and SoFi Wealth discuss matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions.

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
Our business and reputation may be harmed by changes in business, economic or political conditions that impact global financial markets or by a systemic market event.
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
We currently offer virtual currency and digital asset-related trading services through a subsidiary that is licensed and registered with various governmental authorities as a money service business, money transmitter, virtual currency business or the equivalent. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. Treatment of virtual currencies continues to evolve under federal and state law. Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network (“FinCEN”), the Commodity Futures Trading Commission, (the “CFTC”), the Internal Revenue Service (the “IRS”), and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating virtual currency as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of digital assets. The CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. To the extent that Bitcoin is deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”), we may be subject to additional regulation under the CEA and CFTC regulations.
As blockchain technologies and digital assets business activities grow in popularity and market size, and as new digital assets businesses and technologies emerge and proliferate, foreign, federal, state and local regulators revisit and update their laws and policies, and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.
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
Other states may adopt similar statutes and regulations which will require us to obtain a license to conduct digital asset activities. In July 2020, Louisiana adopted the Virtual Currency Business Act, which will require operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to include virtual currencies into existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities. SoFi Digital Assets, LLC is licensed as a money transmitter or the equivalent in a majority of states and the District of Columbia.
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
Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices, and could result in significant costs to our business or loss of current revenue streams.
Various lawmakers, regulators and other public officials have recently made statements about our business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. On October 5, 2021, for example, SEC Chair Gary Gensler, speaking before the U.S. House of Representatives Committee on Financial Services, reiterated his view that payment for order flow and exchange rebates may present a number of conflicts of interest. This follows the spring 2021 House Committee on Financial Services hearings on the events surrounding the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including payment for order flow (“PFOF”) and options trading. Gary Gensler previously instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. On October 14, 2021, the SEC issued the “Staff Report on Equity and Options Market Structure Conditions in Early 2021.” In its report, the SEC concluded that “consideration should be given to whether game-like features and celebratory animations that are likely intended to create positive feedback from trading lead investors to trade more than they would otherwise,” and that “payment for order flow and the incentives it creates may cause broker-dealers to find novel ways to increase customer trading, including through the use of digital engagement practices.” In addition, on August 27, 2021, the SEC issued a request for information and comments on broker-dealer and investment adviser digital engagement practices (“DEPs”), related tools and methods, regulatory considerations, and potential approaches. In its request, the SEC noted that certain competition practices, such as PFOF, in combination with zero commissions, create incentives for firms to use DEPs to encourage frequent trading, and that these incentives may not be transparent to retail investors. The SEC noted that DEPs can potentially harm retail investors if they prompt them to engage in trading activities that may not be consistent with their investment goals or risk tolerance. Previously, on May 6, 2021, in testimony to the House Committee on Financial Services, Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading and advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. Additionally, on June 9, 2021, Chair Gensler remarked at a public conference that he had instructed the SEC staff to make recommendations for the SEC’s consideration on best execution, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. The regulatory agenda published by the SEC on June 11, 2021, identified that the SEC would be considering proposing rules in the next year to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration and certain other practices. The agenda also announced that the SEC might be, at a pre-rule stage, seeking public comments on potential rules related to gamification, behavioral prompts, predictive analytics and differential marketing.
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
If we acquire control of a bank or a bank holding company, we would become subject to regulation and supervision by the Federal Reserve, and the bank would be subject to regulation and supervision by the OCC and the FDIC. The bank regulatory regime could affect many aspects of our operations, including maintenance of adequate capital and liquidity levels and our overall financial condition, permissible types, amounts and terms of extensions of credit and investments, board and management oversight, rate of growth, enterprise-wide risk management practices, compliance obligations, permissible nonbanking activities, and restrictions on dividend payments and stock buy-backs. If we acquire control of a bank, then certain changes in ownership or control would require prior approval of applicable banking regulators. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions would limit the manner in which we may conduct business and obtain financing.
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
Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.
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
In addition, a number of participants in the financial services industry have been the subject of: putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. For example, we are defendants in a putative class action in which it is alleged that we engaged in unlawful lending discrimination through policies and practices by making applicants who are conditional permanent residents or DACA holders ineligible for loans or eligible only with a co-signer who is United States citizen or lawful permanent resident. In addition, Galileo was a defendant in a putative class action in which various claims arising from an intermittent disruption in service experienced by certain holders of deposit accounts at one of Galileo’s clients, which prevented individuals from accessing or using account funds for a period of time. The parties have entered into a class action settlement agreement to resolve the claims in the action. The CFPB is also conducting an investigation into this matter. See Part II, Item 1. “Legal Proceedings” for further information about this action.
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
The COVID-19 pandemic has caused us to modify our business practices by migrating to a primarily remote workforce where our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. While we are planning for a return to in-person operations, these plans could be further delayed due to continued developments with the COVID-19 pandemic and the increased prevalence of additional strains of the virus. In addition, we have implemented a remote work policy that allows employees, following consultation with and approval by their managers, to partially or fully remain remote following our return to in-person operations. While most of our operations can be performed remotely and are operating effectively at present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures and mandated quarantines or a family member who becomes sick), and employees may become sick themselves and be unable to work. As conditions improve and restrictions are lifted, similar uncertainties exist with the return to work process.
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
Our business is subject to the risks of natural disasters, power outages, telecommunications failures and similar events, including COVID-19 and additional public health crises, and to interruptions by human-made problems such as terrorism, cyberattack, and other actions, which may impact the demand for our products or our members’ ability to repay their loans.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, following completion of the Business Combination, the report by management on internal control over financial reporting will be on SoFi’s financial reporting and internal controls (as accounting acquirer), and an attestation of the independent registered public accounting firm will also be required. As a private company, SoFi had not previously been required to conduct an internal control evaluation and assessment. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. As a public company, beginning with our second annual report on Form 10-K, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis.

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
Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase its operating costs in future periods. See “Risk Management and Financial Reporting Risks — If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline”.
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, deposit risk, market risk, liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the loan purchaser. Our exposure to credit risk mainly arises from our lending activities. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position and at the broker-dealer subsidiary level. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
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
•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, inflation, local and national elections, corruption, political instability and acts of war or terrorism; and
•with respect to our warrants, the notice of redemption distributed to registered warrant holders on November 4, 2021.
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
Pursuant to the lock-up restrictions agreed to in connection with the Agreement and our bylaws, subject to certain exceptions, SCH Sponsor V LLC (the “Sponsor”), Jay Parikh, stockholders of SoFi and holders of SoFi awards prior to the Business Combination (the “SoFi Stockholders”), and SoFi Stockholders who beneficially owned 5% or greater of SoFi and certain executive officers of SoFi were contractually restricted from selling or transferring any of its or their shares of common stock (not including the shares of common stock issued in the PIPE Investment pursuant to the terms of the Subscription Agreements) (the “Lock-up Shares”). Such restrictions began at closing of the Business Combination and ended (I) in the case of the lock-up restrictions agreed to in connection with the Agreement, with respect to the Sponsor and certain of the SoFi Stockholders on July 27, 2021 with respect to 83.33% of the Lock-up Shares and (II) in the case of the restrictions contained in our bylaws with respect to the SoFi Stockholders on June 27, 2021. The restrictions applicable to the remaining 16.67% of the Lock-Up Shares held by the Sponsor and certain of the SoFi Stockholders will end on November 24, 2021.
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
Outstanding warrants to purchase an aggregate of 40,295,990 shares of common stock are exercisable in accordance with the terms of the warrant agreements governing those securities. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will remain in the money prior to their expiration, and as such, the warrants may expire worthless.
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
Our redemption of unexpired and unexercised warrants will occur on December 6, 2021 and this redemption timing may be disadvantageous to the warrant holders, thereby making the warrants worthless.
We delivered notice that we intend to redeem outstanding public warrants and private placement warrants at the redemption time of 5:00 p.m. New York time on December 6, 2021 at a price of $0.10 per warrant. Prior to the redemption time, in addition to the right to exercise their warrants and pay the exercise price therefor prior to redemption, the holders will be able to exercise their warrants on a “cashless” basis prior to redemption for a number of shares of common stock as set forth in the warrant agreement governing the warrants determined based on the redemption date and the fair market value of our common stock (as determined by taking the volume weighted average price of our common stock for the ten (10) trading days immediately following November 4, 2021, the date on which notice of redemption was given to holders). The value received upon exercise of the public warrants (i) may be less than the value the holders would have received if they had exercised their public warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the public warrants, including because the number of ordinary shares that could be received is capped at 0.361 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the public warrants.

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
None.
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

SoFi Technologies, Inc.
(Registrant)

Date:	November 15, 2021	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer