Form 10-K
period 2021-12-31
SoFi Technologies, Inc.
filed 2022-03-01
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Registrant’s telephone number, including area code: (855) 456-7634
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SOFI	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 74262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2021: $10.0 billion
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 15, 2022 was 828,591,590 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.
As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “SoFi”, the “Company”, “we”, “us”, and “our”, and similar references refer to SoFi Technologies, Inc. and its wholly-owned subsidiaries following the Business Combination (as defined herein) and to Social Finance, Inc. prior to the Business Combination.
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with Social Capital Hedosophia Holdings Corp. V (“SCH”) on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”. As a result of the Business Combination completed on May 28, 2021, share and per share amounts presented in this Annual Report on Form 10-K for periods prior to the Business Combination for Social Finance, Inc. have been retroactively converted by application of the exchange ratio of 1.7428. For more information regarding the Business Combination, see Item 8, Note 2 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
In March 2021, we entered into an agreement to acquire Golden Pacific Bancorp, Inc. (“Golden Pacific”), a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank, for a total cash purchase price of $22.3 million (the “Bank Merger”). The Bank Merger closed in February 2022, after which we became a bank holding company and renamed Golden Pacific Bank as SoFi Bank, National Association (“SoFi Bank”).
In February 2022, we entered into an agreement to acquire Technisys S.A. (“Technisys”), a cloud-native digital multi-product core banking platform, for total purchase consideration, in the form of shares of SoFi common stock, of $1.1 billion (the “Technisys Merger”).
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; and new products, services and related strategies. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “opportunity”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
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

•our ability to successfully operate as a bank holding company, and to own and operate SoFi Bank;
•our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•our ability to establish and maintain an effective system of internal controls over financial reporting;
•our ability to maintain the listing of our securities on The Nasdaq Global Select Market (“Nasdaq”);
•our ability to realize the anticipated benefits of the Business Combination, the Bank Merger and the anticipated Technisys Merger; and
•the outcome of any legal or governmental proceedings that may be instituted against us.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

PART I
Item 1. Business
Company Overview
We are a member-centric, one-stop shop for financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members”. Our mission is to help our members achieve financial independence in order to realize their ambitions. To us, financial independence does not mean being wealthy, but rather represents the ability of our members to have the financial means to achieve their personal objectives at each stage of life, such as owning a home, having a family, or having a career of their choice — more simply stated, to have enough money to do what they want. We were founded in 2011 and have developed a suite of financial products that offers the speed, selection, content and convenience that only an integrated digital platform can provide. In order for us to achieve our mission, we have to help people get their money right, which means providing them with the ability to borrow better, save better, spend better, invest better and protect better. Everything we do today is geared toward helping our members “Get Your Money Right” and we strive to innovate and build ways for our members to achieve this goal.
We have created an innovative financial services platform designed to offer best-in-class products to meet the broad objectives of our members and the lifecycle of their financial needs. We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Once someone becomes a member, they are always considered a member unless they violate our terms of service. Our members have continuous access to our certified financial planners (“CFPs”), our career advice services, our member events, our content, educational material, news, tools and calculators at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. We believe we are in the early stages of the digital transformation of financial services and, as a result, have a substantial opportunity to continue to grow our member base and increase the number of products that our members use on the SoFi platform.
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services called SoFi At Work, and have become interconnected with the SoFi platform. We have continued to expand our platform capabilities for enterprises through our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and our anticipated acquisition of Technisys in 2022, through which we will expand our technology platform services to a broader international market.
While we primarily operate in the United States, we expanded into Hong Kong with our acquisition of 8 Limited (an investment business), we gained clients in Mexico and Colombia with our acquisition of Galileo, and we expect to further expand into Latin America with our anticipated acquisition of Technisys.
We believe that these expansions will deepen our participation in the entire technology ecosystem powering digital financial services, allowing us to not only reduce costs to operate our member-centric business, but also deliver increasing value to our enterprise customers. While our enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future.
National Bank Charter
A key element of our long-term strategy to better serve our members has been to secure a national bank charter. In January 2022, we received regulatory approval to become a bank holding company and to acquire Golden Pacific, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank (“Golden Pacific Bank”). We also received approval to change the composition of Golden Pacific Bank’s assets. We closed the Bank Merger in February 2022, after which we became a bank holding company and Golden Pacific Bank began operating as SoFi Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—National Bank Charter” for additional information on our regulatory approval process and the Bank Merger.
We believe that operating as a bank holding company can enhance our overall profitability. While we have historically relied on third-party bank holding companies to provide banking services to our members (as discussed further in “Our Products” below), we believe that operating under a national bank charter will allow us to provide members and prospective members broader and more competitive options across their financial services needs, including deposit accounts and loan products, and lower our cost to fund loans (by utilizing our members deposits held at SoFi Bank to fund our loans), which we believe will enable us to offer lower interest rates on loans to members as well as offer higher interest rates on deposit accounts. Following the Bank Merger, we have begun to transfer SoFi Money products to SoFi Bank and intend to continue to transfer our SoFi Money, lending, and SoFi Credit Card products to SoFi Bank over time.
Our Differentiation
In order to build best-in-class offerings, we focus on four differentiators: fast, selection, content and convenience.
(1)Fast — We aspire to be the fastest place for our members to responsibly do anything, whether it’s applying for a loan, getting a funded loan, opening an account, buying or selling a stock, uploading a mobile check, getting access to money, paying a friend, or accessing relevant financial content. Other than certain products acquired and offered through SoFi Bank, our products are all digital and we have a culture of iteration to help drive faster and faster services.
(2)Selection — Given the digital nature of our products, the permutations of features and services that can be made available to our members across their needs to borrow, save, spend, invest and protect are significant. We will continue to iterate, learn and innovate to broaden our selection in the same way we did by providing our members with the ability to buy single stocks without commissions, purchase fractional shares, invest in SoFi proprietary robo-advisory portfolios, and invest in SoFi-branded Exchange-Traded Funds.
(3)Content — Our financial education, insights, research content, actionable tools and advice are designed to provide meaningful value for our members. Our carefully-crafted and personalized content is offered through our member home feed and is designed to help our members get their money right. We strive to provide digestible financial education, meaningful answers, salient information, advice, credit scores, financial calculators, investment research and financial news that enhance member loyalty and increase the likelihood that members will use additional SoFi products in the future.
(4)Convenience — We hold ourselves accountable to providing the most convenient member experience possible in terms of ease of use, ubiquity, functionality, simplicity and responsive customer service. Our long-term goal is to provide the most convenient 24x7 service and dispel the historical construct of financial service availability based on 9-5 Monday through Friday.
Each product we offer is delivered in a member-centric way and is built and enhanced with these differentiators in mind. We believe that our member-centric one stop shop for financial services serves as a competitive differentiator for us relative to other financial services providers.
We offer our members a full suite of financial products and services all in one common mobile platform. To complement these products and services, we believe in building vertically-integrated technology platforms designed to manage and deliver the suite of solutions to our members in a low-cost and differentiated manner.
Our Strategy
The Financial Services Productivity Loop
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
Our strategy, which we refer to as the “Financial Services Productivity Loop”, is centered around building trust and a lifetime relationship with our members, which we believe will help build a sustainable competitive advantage. In order to deliver on our strategy, we must develop best-in-class unit economics and best-in-class products that build trust and reliability between our members and our platform. Our acquisition of SoFi Bank was also an important step in continuing to build best-in-class unit economics and best-in-class products, as we believe it will enable us to offer additional products and lower fees. When we do this on a member’s first product, and they later consider using an additional product, they are more likely to start with our platform and we have a higher chance that they will select one of our products to meet their other financial needs. This results in delivering more revenue per member with no second member acquisition costs, resulting in higher lifetime value per member. This also reinforces the benefits of our platform, which simplifies the entire financial ecosystem for our members, helping them get their money right. We are able to use the increased profits to further improve member benefits and product experience.

We believe we are in the early stages of realizing the benefits of the Financial Services Productivity Loop. During the year ended December 31, 2021, approximately 600,000 members became multi-product members. In addition to realizing the benefits of more of our members adopting multiple SoFi products, both in terms of additional revenue and lower member acquisition costs per product, the Financial Services Productivity Loop strategy delivers operating and technology efficiencies to deliver better unit economics on a per product basis. One of the success factors of our lending business is that it is vertically integrated across our technology stack, risk protocols and operations processes.

Financial Services Productivity Loop
Our Products
We offer our members a suite of financial products and services all in one digital native application to help members get their money right. In 2011, we started our company with an innovative approach to the private student loan market and later expanded our lending product offerings to include personal loans and home loans. We have continued to expand our overall strategy to not only include products that enable our members to borrow better, but also to save better, spend better, invest better and protect better. In the first quarter of 2019, we launched SoFi Money, SoFi Invest and SoFi Relay. In that same quarter, we also redesigned our end-to-end approach to mortgage lending and relaunched home loans. In the third quarter of 2019, we introduced in-school loans and in the third quarter of 2020, we launched SoFi Credit Card, which was expanded to a broader market in the fourth quarter of 2020.
In addition, we have built a social area within our digital native application, which we refer to as the member home feed. In the member home feed, we show our members what is happening in their financial lives through personalized cards with relevant content, news and tools. Through the member home feed, there are significant opportunities to build frequent engagement and, to date, the member home feed has been an important and additional driver of new product adoption. The member home feed is an important part of our strategy and our ability to use data as a competitive advantage.
To complement these products and services, we believe in establishing partnerships to leverage our existing capabilities to reach a broader market and in building vertically-integrated technology platforms designed to manage and deliver our suite of solutions to our members in a low-cost and differentiated manner.
Our Reportable Segments
We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. Below is a discussion of our segments and their corresponding products.
Lending Segment
Our origins are in student loans. On the strength of our capabilities in student lending, we expanded into personal loans and home loans and related services. We believe that our market opportunity within each of these lending channels is significant. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous. We expect to begin accepting new loan applications and originating new loans within SoFi Bank over time. As a bank holding company, we expect to be able to offer a wider range of loan sizes and interest rates through SoFi Bank.

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
Home Loans.   We have historically offered agency and non-agency loans for members purchasing a home or refinancing an existing mortgage. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3% and educational tools and calculators.
A key element of our underwriting process is the ability to facilitate risk-based interest rates that are appropriate for each loan. Using SoFi’s proprietary risk models, we project quarterly loan performance, including expected losses and prepayments. The outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members.
We have developed an extensive underwriting process across each lending product that is focused on willingness to pay (measured by credit attributes), ability to pay (measured through income verification), and capacity to pay (measured by debt service in relation to other loans). Our student loan and personal loan underwriting models consider credit reports, industry credit and bankruptcy prediction models, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow (defined as borrower monthly net income less revolving and installment payments less housing payments). We decreased our in-school loan minimum FICO requirement in conjunction with our launch of a revised underwriting strategy during 2021, which utilizes an advanced risk model that focuses on borrowers’ ability to pay and provides refined risk separation. Home loans originated by SoFi that are agency conforming loans are subject to credit, debt service, and collateral eligibility established by Fannie Mae. Existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products. Home loans originated by us that are non-agency loans are subject to our credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum qualified mortgage limits on debt-to-income service and caps on loan-to-value based on an accredited appraisal. We also leverage our data to provide existing members a streamlined application process through automation.
Our lending business is primarily a gain-on-sale model, whereby we seek to originate loans and recognize a gain from these loans when we sell them into either our whole loan or securitization channels. We sell our whole loans primarily to large financial institutions, such as bank holding companies, typically at a premium to par, and in excess of our costs to originate the loans. Our loan premiums fluctuate from time to time based on benchmark rates and credit spreads, and we are not guaranteed a gain on all or any of our loan sales. When securitizing loans, we first isolate the underlying loans in a trust and then sell the beneficial interests in the trust to a bankruptcy-remote entity. In securitization transactions that do not qualify for sale accounting, the related assets remain on our consolidated balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor.
Prior to selling our loans, we hold our loans on our consolidated balance sheet at fair value and primarily rely upon warehouse financing and our own capital to enable us to expand our origination capabilities. By securing our national bank charter, we believe we can lower our cost of funding by utilizing our members’ deposits held at SoFi Bank to fund our loans. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment.
In the case of both whole loan sales and securitizations, and with the exception of certain of our home loans, we also continue to retain servicing rights to our originated loans following transfer. We view servicing as an integral component of the Lending segment, as we believe our servicing function is an important asset because of the connection to the member it affords us throughout the life of the loan. We directly service all of the personal loans that we originate. We act as master servicer for, and rely on sub-servicers to directly service, all of our student loans and Federal National Mortgage Association (“FNMA”) conforming home loans. We believe this ongoing relationship with our members enhances the effectiveness of our Financial Services Productivity Loop by increasing member touchpoints and driving increases in the number of products per member.
Furthermore, our platform supports the full transaction lifecycle, including credit application, underwriting, approval, funding and servicing. Through data derived at loan origination and throughout the servicing process, SoFi has life-of-loan performance data on each loan in its ecosystem that we originate and on which we retain servicing, which provides a meaningful data asset.
Technology Platform Segment
Our Technology Platform segment consists of Galileo, which we acquired in May 2020. Galileo is a provider of technology platform services to financial and non-financial institutions. Through Galileo, we provide services through a suite of program, event and authorization application programming interfaces for financial and non-financial institutions. Additionally, Galileo provides vertical integration benefits with SoFi Money and deposit accounts held at SoFi Bank.
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
The Technology Platform segment historically included our minority ownership of Apex Clearing Holdings, LLC (“Apex”), a technology-enabled provider of investment custody and clearing brokerage services, in which we invested in December 2018 and which investment was called by the seller in January 2021. Apex continues to provide investment custody and clearing services for SoFi Invest, including for our brokerage activities, under a multi-year revenue sharing arrangement.
Financial Services Segment
Our digital suite of financial services products, by nature, provides more daily interactions with our members and is, therefore, differentiated from our lending products, which inherently have less consistent touchpoints with our members. We offer a suite of financial services solutions, including cash management and investment services across our SoFi Money, SoFi Invest, SoFi Credit Card and SoFi Relay products. SoFi Money is a digitally-native, mobile cash management experience for our members. Following the Bank Merger, we have begun to transfer SoFi Money products to deposit accounts held at SoFi Bank. SoFi Invest is a mobile-first investment platform offering members access to trading and advisory solutions, such as active investing, robo-advisory and digital assets accounts. SoFi Credit Card has no annual fee and is designed to help our members save, invest and pay down debt through a variable rewards program, with higher rewards offerings when redeeming into other SoFi products, such as SoFi Money or deposit accounts held at SoFi Bank, SoFi Invest or SoFi personal or student loans. To complement these products, we offer financial tracking through SoFi Relay, and partner with other enterprises through loan referrals and our SoFi At Work service. We also developed a financial services marketplace platform branded Lantern Credit to help applicants that do not qualify for SoFi products with alternative products from other providers, as well as providing a product comparison experience.
SoFi Money.    SoFi Money is a digital, mobile cash management account offered by SoFi Securities LLC (“SoFi Securities”), a FINRA registered broker dealer. The SoFi Money account is a brokerage account powered by the SoFi application and SoFi Money Debit Card.
Prior to becoming a bank holding company, we exclusively relied on member bank holding companies (each a “Member Bank”) to provide cash management services to our members through our bank sweep program at our broker-dealer subsidiary, wherein our members place funds on deposit with us that are then swept out and placed on deposit with Member Banks. We continue to rely on Member Banks to provide such cash management services for our members’ SoFi Money accounts, which we expect to transition to deposits held at SoFi Bank over time, as further discussed below. We generate interest income from deposits sitting in our various Member Banks, which rates are determined with each bank and are variable in nature, and which is reduced by the interest fees paid to members. We create and manage the digital, mobile cash management experience for our members. We also earn payment network fees on member expenditures via SoFi-branded debit cards issued by one of our Member Banks. Payment network fees are reduced by direct fees payable to card associations and the Member Bank.
The Bancorp Bank (“Bancorp”) is the issuer of all SoFi Money debit cards and sponsors access to debit networks for payment transactions, funding transactions and associated settlement of funds under a sponsorship agreement with SoFi Securities. Additionally, Bancorp provides sponsorship and support for ACH, check, and wire transactions along with associated funds settlement. The SoFi Money product also utilizes a sweep administrator, UMB Bank, National Association (“UMB”), to sweep funds to and from the SoFi Money program banks, as necessary, under a program broker agreement between SoFi Securities and UMB and program account and program bank agreements with a variety of sweep program banks. SoFi Securities’ agreement with Bancorp provides for receipt by Bancorp of program revenue and transaction fees, and is subject to a minimum monthly card activity fee. The agreement with Bancorp is terminable by SoFi Securities with 120 days prior notice. The program broker agreement between SoFi Securities and UMB provides for one-year terms that automatically renew and is terminable by either party with at least 90 days’ written notice prior to the end of the current term. The program account agreements and program bank agreements between SoFi Securities, UMB and the sweep banks provide for the rate of interest payable on the balances in a member’s SoFi Money account and include certain maximum transfer requirements on transfers. These arrangements are generally terminable upon termination of SoFi Securities’ sweep arrangement with UMB.
As a bank holding company, in 2022 we have begun to allow existing members to convert their SoFi Money cash management accounts into deposit accounts held at SoFi Bank, which allows us to offer both checking and savings features and higher interest rates on the accounts, and through which SoFi Bank is expected to use the deposit accounts as an alternative and more cost-effective source of funding for loans. Additionally, through SoFi Bank we expect to, among other things, issue debit cards and provide ACH, check, and wire transaction services over time.
We believe SoFi Money and deposit accounts held at SoFi Bank are attractive to our members and prospective members because our digital banking platform allows members to spend, save and earn interest and rewards in flexible ways, all within our mobile application. Finally, our “vaults” feature provides a nimble account balance resource that can facilitate budgeting and saving, and provides members with enhanced tracking visibility toward their financial goals.
SoFi Invest.    SoFi Invest is a digital brokerage service that provides a streamlined mobile investing experience through which we offer multiple ways to invest and give members access to active investing, robo-advisory and digital assets services. Our active investing service enables members to buy and sell stocks and exchange-traded funds, or ETFs. Our robo-advisory service offers managed portfolios of stocks, bonds and ETFs. Our digital assets service allows members to buy and sell select digital assets. Furthermore, our innovative “stock bits” feature allows members to purchase fractional shares in various companies.
Our interactive investing experience fosters virality by allowing members to engage with other investors’ activity on the platform. Finally, consistent with our aim for our members to “Get Your Money Right” and as part of our commitment to helping our members, we provide access to CFPs at no cost to the member. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience. While we do not charge trading fees, other than for digital assets trading and for accounts on our 8 Limited platform, our platform benefits from increasing assets under management, as we generate interest income on cash balances that we hold. We also earn brokerage revenue through share lending and pay for order flow arrangements.
With respect to our digital assets trading activities, we do not hold or store members’ digital assets, but instead rely on a third-party custodian, and we hold an immaterial amount of digital assets in order to facilitate paying new member bonuses when members initiate their first digital assets trade. We do this for member convenience to facilitate a seamless payment of digital assets. In connection with our approval as a bank holding company, the Board of Governors of the Federal Reserve (the “Federal Reserve”) determined that the activities of SoFi Digital Assets, LLC in providing members with the ability to buy or sell various digital currencies through SoFi Digital Assets, LLC's omnibus account with a third-party custodian is not a permissible activity under the Bank Holding Company Act and Regulation Y. However, under Section 4 of the Bank Holding Company Act, the Federal Reserve has permitted us to continue our current digital assets related offering for a two-year conformance period from the date we became a bank holding company, with the possibility for three one-year extensions, provided that we do not expand our impermissible activities, except as authorized by the Bank Holding Company Act and

Regulation Y, or increase our established risk limits for total customer digital assets maintained in wallets that are accessible online, referred to as “hot wallets”, or held on balance sheet.
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
Within our SoFi Invest product, we also believe there are opportunities to generate incremental future revenue through margin lending and options. Through our acquisition of 8 Limited in 2020, we expanded SoFi Invest into the Hong Kong market. We view SoFi Invest as an attractive first product for members who may later become deposit account holders or borrow with SoFi.
Other.    We launched the SoFi Credit Card in the second half of 2020. We expect to transition the SoFi Credit Card assets to SoFi Bank, which is not expected to impact the member experience. Additionally, we developed SoFi Relay within the SoFi mobile application, a personal finance management product which allows members to track all of their financial accounts in one place and utilize credit score monitoring services. Further, we leverage our technology and information infrastructure to offer services to other enterprises, such as loan referrals, referral fulfillment and SoFi At Work, which is a platform we offer to enterprises that are looking for a seamless way to provide financial benefits to their employees, such as student loan payments made on their employees’ behalf, for which we earn a fee. We have also developed a financial services marketplace platform branded as Lantern Credit to help applicants that do not qualify for SoFi products find alternative products, as well as providing a product comparison experience. Our other services also include SoFi Protect, which partners with providers who offer products to help our members protect their assets, including insurance providers across auto, life, homeowners, property and casual, and renters products and estate planning. Finally, beginning in 2021, we earned revenues for providing equity capital markets services, either by serving in underwriting syndicates or for providing dealer services in partnership with underwriting syndicates in connection with helping companies successfully complete the business combination or initial public offering (“IPO”) process, as well as advisory services, inclusive of obtaining required shareholder votes.
We believe that the content and features we provide within our mobile application can spur more financial education, which leads to more ways for our members to engage in getting their money right and will ultimately demonstrate the effectiveness of our Financial Services Productivity Loop. SoFi Relay also provides us with unified intelligence about our members and offers us meaningful insights about what SoFi products may help our members best achieve their financial goals.
We earn revenues in connection with our Financial Services segment through various partnerships and our SoFi Money and SoFi Invest products in the following ways:
•Brokerage fees: We earn brokerage fees from our share lending and payment for order flow arrangements related to our SoFi Invest product (for which Apex serves as principal, and we are an agent), exchange conversion services and digital assets activity. In our share lending arrangements and payment for order flow arrangements with Apex, we do not oversee the execution of the transactions by our members, but benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Apex connects with market makers (order flow) and institutions (share lending) to facilitate the service and is responsible for execution. Apex carries inventory risk with the share lending and fractional share programs and ultimately is responsible for successful order routing to market makers that trigger the payment for order flow revenue, and therefore is in control of this offering. Apex sets the gross price and negotiates with market makers and institutions as part of our order flow and share lending arrangements. We have no discretion or visibility into this pricing and, instead, negotiate a net fee for our order flow and share lending arrangements, which is settled with Apex rather than with market makers or other institutions. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume. In our exchange conversion arrangements, we earn fees for exchanging one currency for another. Historically, these fees have not been a significant portion of our total net revenue. Our arrangements with Apex are governed by an agreement which contains certain minimum monthly requirements and which is terminable by either party upon notice. Although we no longer have an equity method investment in Apex as of December 31, 2021, Apex continues to provide the services under this agreement.
Beginning in the fourth quarter of 2021, we introduced a flat monthly platform fee that is charged to members associated with our 8 Limited business in Hong Kong. The fee is assessed at each month end on all members with at least one open 8 Limited brokerage account (with the exception of accounts for which the applicable fee exceeds the account’s net asset value at month end) regardless of the volume or frequency of trading activity during the month. The fee is deducted directly from the member’s primary brokerage account.

•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. As such, the third-party enterprise partners are our customers in these referral arrangements. Beginning in the third quarter of 2021, referral fees also include referral fulfillment fees earned for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. The referral fulfillment fee is determined as either of two fixed amounts based on the aggregate origination principal balance of the loan. As such, the third-party partner is our customer in this referral fulfillment arrangement.
•Payment network fees: We earn payment network fees, which primarily constitute interchange fees from our SoFi Money and SoFi Credit Card products, which are reduced by fees payable to card associations and the issuing bank holding company. These fees are remitted by merchants and are calculated by multiplying a set fee percentage (as stipulated by the debit card payment network) by the transaction volume processed through such network. We arrange for performance by a card association and the bank issuer to enable certain aspects of the SoFi branded transaction card process. We enter into contracts with both parties that establish the shared economics of SoFi branded transaction cards. As we continue to transition our SoFi Money cash management accounts to deposit accounts held at SoFi Bank, we expect to decrease certain fees payable to third parties over time.
•Enterprise service fees: These fees are earned in connection with services we provide to enterprise partners through our At Work product, such as when we facilitate transactions for the benefit of their employees, such as 529 plan contributions or student loan payments. In the second quarter of 2021, enterprise services also included fees for providing advisory services to an enterprise partner to facilitate reaching a quorum on their shareholder vote. Our fee for these advisory services was a success-based fee for achieving contractually-specified targets.
•Equity capital markets fees: Equity capital markets fees consist of underwriting fees and dealer fees. Beginning in the second quarter of 2021, we earned underwriting fees related to our membership in underwriting syndicates for IPOs. Beginning in the fourth quarter of 2021, we also earned dealer fees for providing dealer services in partnership with underwriting syndicates for IPOs. We are engaged to place IPO shares that are allocated to us by the underwriters with third-party investors for which we have received a confirmed order. We recognize both types of equity capital markets fees on the applicable trade date.
•Net interest income: Our SoFi Invest and SoFi Money products also generate net interest income based on the cash balances held in these accounts. Historically, this income has not been a significant portion of our total net revenue. As a bank holding company, we expect to reduce our interest expense as we are able to increasingly use deposit accounts as an alternative and more cost-effective and less interest-rate sensitive source of funding for loans. Additionally, through operating under a national bank charter, we expect to be able to offer a wider range of loan sizes and interest rates through SoFi Bank, which we expect to positively impact our interest income.
Competition
We compete at multiple levels, including: (i) competition among other personal loan, student loan, credit card and residential mortgage lenders; (ii) competition for money deposits among other banks, some challenger banks and a variety of technology and retail companies; (iii) competition for investment accounts among other introductory brokerage firms and a variety of technology and other companies; (iv) competition for subscribers to financial services content; and (v) competition among other technology platforms for the enterprise services we provide, such as platform-as-a-service through Galileo.
Competition to fund prime loans. The prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including other banks, credit unions and specialty finance lenders, as well as alternative technology-enabled lenders.
Competition to acquire money accounts. Although we now operate a bank, many other banks are larger, have been in business longer and often have greater brand awareness than us. Some large technology and retail companies have large consumer bases and strong balance sheets, which could enhance their competitive ability.
Competition to acquire investment brokerage accounts. The leading incumbent brokerage firms are larger, have been in business longer and generally have greater brand awareness than us. We also face competition from neo-brokerage platforms that provide some of the same features as us, such as a mobile brokerage experience and fractional share investing. In addition, technology and other companies have begun to offer some basic investing features and the ability to buy and sell digital assets.

Competition to attract financial services content viewership. There are many sources of financial news in the marketplace, many of which are more established and have a larger subscriber base.
Competition for debit and credit card sponsors, particularly some challenger banks who need a platform-as-a-service solution, such as the one provided by Galileo. Generally, these arrangements are multi-year contracts, which require us to spend the necessary resources on implementation and interconnecting new customers onto our platform. We face competition from larger institutions that could make investments into an integrated platform-as-a-service solution, and also undercut our pricing, preventing our current customers from renewing, while also impeding our attempts to acquire new members.
Marketing
Our sales and marketing efforts are designed to drive brand awareness, improve member acquisition efficiency and accelerate our Financial Services Productivity Loop. We attract and retain members through multiple marketing channels, including social media, traditional media such as the press, online affiliations, search engine optimization, search engine marketing, offline partnerships, preapproved direct mailings and television advertising. We continue to optimize our marketing strategy through a focus on our full suite of financial products and iterate on opportunities to accelerate the Financial Services Productivity Loop.
Government Supervision and Regulation
We are subject to extensive and complex rules and regulations, licensing and examination by various federal, state and local government authorities designed to, among other things, protect depositors, borrowers and customers. The following is a summary of certain aspects of the various statutes and regulations applicable to us and our subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below.
As a bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and SoFi Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”).
SoFi Bank
Bank Holding Company Regulation.   The Federal Reserve has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
Source of Strength.   Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we are required to serve as a source of financial strength for SoFi Bank. This means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support to SoFi Bank.
Acquisitions and Activities.   The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company. The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in activities that the Federal Reserve has determined, by order or regulation, to be so closely related to banking as to be a proper incident thereto.
The Company has elected to be treated as a financial holding company pursuant to Section 4(l) of the BHC Act. As a financial holding company, the Company is authorized to engage in a broader set of financial activities than a bank holding company that has not elected to be a treated as a financial holding company, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. Financial holding companies may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the conduct or activities of the financial holding company as the Federal Reserve determines to be appropriate, and the company and its affiliates may not commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve. The company must also comply with all applicable Federal Reserve requirements for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company. If an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, the financial holding company will be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities authorized particularly for financial holding companies or acquiring companies engaged in such activities.
Limitations on Acquisitions of Our Common Stock.   The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition by a person or group of persons acting in concert of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act constitutes the acquisition of control of a bank holding company for purposes of the Change in Bank Control Act. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Under the BHCA, a company is deemed to control a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve determines that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. Under a rebuttable presumption of control established by the Federal Reserve, the acquisition of control of more than 5% of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company under the BHCA.
Enhanced Prudential Supervision.   SoFi Bank does not currently have $10 billion or more of consolidated assets, but may in the future. The Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. More specifically, among other things, section 1075 of the Dodd-Frank Act, which is commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions, and as such, if we were to become subject to such restriction, it may negatively impact future payment network fees. The restrictions on interchange fees in the Durbin Amendment do not apply to any issuer that, together with its affiliates, has assets of less than $10 billion. Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, which generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining an ownership interest in or sponsoring certain types of investment funds, does not apply to an insured depository institution if it, and every company that controls it, has total consolidated assets of $10 billion or less and consolidated trading assets and liabilities that are 5% or less of consolidated assets. If SoFi Bank or the Company exceed these thresholds, we would become subject to the Volcker Rule. In addition, section 1025 of the Dodd-Frank Act provides that the CFPB has authority to examine any insured depository institution with total assets of more than $10 billion and any affiliate thereof.
Bank Regulation.   SoFi Bank is subject to regulation, supervision, and examination by the OCC. Additionally, the FDIC has secondary supervisory authority as the insurer of SoFi Bank’s deposits. SoFi Bank is also subject to regulations issued by the CFPB, as enforced by the OCC. Pursuant to the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including SoFi Bank. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place SoFi Bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance.   Under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. In addition, SoFi Bank is subject to deposit insurance assessments.
Activities and Investments of National Banking Associations.   National banking associations must comply with the National Bank Act and the regulations promulgated thereunder by the OCC, which generally limit the activities of national banking associations to those that are deemed to be part of, or incidental to, the “business of banking”. Activities that are part of, or incidental to, the business of banking include taking deposits, borrowing and lending money and discounting or negotiating promissory notes, drafts, bills of exchange, and other evidences of debt. Subsidiaries of national banking associations generally may only engage in activities permissible for the parent national bank.
Community Reinvestment Act.   The Community Reinvestment Act (“CRA”) requires the OCC to evaluate SoFi Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The OCC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The OCC rates a national bank’s compliance with the CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. Failure of SoFi Bank to receive at least a “Satisfactory” rating could inhibit SoFi Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. Golden Pacific Bank, the predecessor to SoFi Bank, received a “Satisfactory” rating as of April 1, 2019.
Regulatory Capital Requirements.   We and SoFi Bank are subject to risk-based capital requirements and rules issued by the Federal Reserve and the OCC. The capital rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FDIA requires the federal banking agencies to take prompt corrective action with respect to depository institutions that do not meet the minimum capital requirements set forth in the capital rules. These capital requirements are different from, and may be in addition to, those required of SoFi Securities under the SEC’s Net Capital Rule, as defined below.
Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe safety and soundness standards, by regulations or guidelines, as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Consumer Financial Services Laws and Regulations
We are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. The Consumer Financial Protection Bureau (the “CFPB”) also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, which can be referred to as “UDAAP”, and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines SoFi Bank for compliance with CFPB rules and enforces CFPB rules with respect to SoFi Bank.
Truth in Lending Act.   The Truth in Lending Act (“TILA”) and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions prior to the consummation of a credit transaction and, in the case of certain education, mortgage, and open-end loans, at the time of a loan solicitation, application, approval, and origination of a credit transaction. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and periodic statements, security interests taken to secure the credit, the right to rescind certain loan transactions, a right to an investigation and resolution of billing errors, and the treatment of credit balances. For certain types of credit transactions, lenders are not permitted to originate loans with certain high-risk features, such as negative amortization and balloon payments, and must provide certain consumer protections during the underwriting and origination process, such as providing a right to an appraisal of mortgaged property, and verifying the consumer’s ability to repay the loan prior to making a decision to approve an application for the loan. Private Education Lenders must provide multiple disclosures to applicants under TILA and must provide applicants with 30 days in which to accept or reject a loan offer as well as the right to rescind the loan transaction for three days following receipt of the Final TILA disclosure.
Real Estate Settlement Procedures Act.   The federal Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which implements it, require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement; apply to certain loan servicing practices including escrow accounts, member complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation. RESPA also prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services, and giving or accepting any portion of any fee charged for rendering a real estate settlement service other than for services actually performed. To the extent that a lender makes or receives a referral to an affiliate, with whom it has an affiliated business arrangement, for settlement services, RESPA requires a disclosure of the affiliation to the person whose business is referred. For most home loans, the time of application (loan estimate) and time of loan closing disclosure requirements for RESPA and TILA have been combined into integrated disclosures under the TILA-RESPA Integrated Disclosure rule.
Equal Credit Opportunity Act.   The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. ECOA also requires creditors to provide consumers and certain small businesses with timely responses to applications for credit, including notices of adverse action taken on credit applications.
Fair Housing Act.   The federal Fair Housing Act (“FHA”) applies to credit related to housing and prohibits discrimination on the basis of race or color, national origin, religion, sex, familial status, and handicap. The FHA prohibits discrimination in advertising regarding the sale or rental of a dwelling, which includes mortgage credit discrimination. The FHA may place restrictions on a creditor’s targeted marketing strategies, due to the risk that such strategies may increase a creditor’s fair lending risk.
Home Mortgage Disclosure Act.   The federal Home Mortgage Disclosure Act (“HMDA”) requires lenders to collect, report, and disclose certain information about their mortgage lending activity to the CFPB. Much of the data reported pursuant to HMDA is made public and can be used by regulators and third parties to ascertain information about our mortgage lending activity. Regulators and litigants may use the data to make inferences about our compliance with ECOA, FHA, and similar anti-discrimination laws. Effective in 2018, the CFPB issued a final rule which greatly expanded the amount of data that mortgage lenders are required to collect and report under HMDA. The CFPB has proposed and is expected to issue another final rule amending HMDA.
Secure and Fair Enforcement for Mortgage Licensing Act.   We employ and contract with mortgage loan originators which are required by state and federal law to be licensed as mortgage loan originators in the relevant jurisdictions where they operate. To obtain and maintain licensure, the mortgage loan originator must meet the minimum education, experience, and character requirements set forth by the relevant state’s law, and periodically renew their licenses. We may not be permitted to employ, take applications from, or originate loans processed by mortgage loan originators who fail to maintain a license in good standing in each relevant jurisdiction.
Fair Credit Reporting Act.   The federal Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act (“FACTA”), promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit bureaus to report such information accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a consumer report or received from a third party and requires creditors who use consumer reports in establishing loan terms to provide risk-based pricing or credit score notices to affected consumers. The FCRA also imposes rules and disclosure requirements on creditors’ use of consumer reports for marketing purposes, which impacts our ability to use consumer reports and prescreened lists to market consumer loans through direct mail and other means.

Fair Debt Collection Practices Act.   The federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, debt collection and loan servicing laws of certain states impose similar requirements on creditors who collect their own debts or contract with third parties to collect their debts. In addition, the CFPB prohibits UDAAP in debt collection, including first-party debt collection. The CFPB’s Regulation F, which implements the FDCPA, addresses communications in connection with debt collection, interprets and applies prohibitions on harassment or abuse, false or misleading representations, and unfair practices in debt collection, and clarifies requirements for certain consumer-facing debt collection disclosures.
Servicemembers Civil Relief Act.   The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires us to adjust the interest rate of borrowers who qualify for and request relief. The SCRA also places limitations on remedies that may otherwise be available to a creditor, such as foreclosures and default judgments.
Military Lending Act.   The Military Lending Act (“MLA”) restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents. The MLA caps the interest rate that may be offered to a covered borrower for most types of consumer credit to a 36% military annual percentage rate, or “MAPR”, which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration if a dispute arises concerning the consumer credit product.
Electronic Fund Transfer Act and NACHA Rules.   The federal Electronic Fund Transfer Act (“EFTA”) and Regulation E that implements it provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of loans are performed by electronic fund transfers, such as ACH transfers. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. EFTA requires that lenders make available loan payment methods other than automatic preauthorized electronic fund transfers, and prohibits lenders from conditioning the approval of a loan transaction on the borrower’s agreement to repay the loan through automatic fund transfers. Recently, the NACHA Board of Directors approved a change in the NACHA Operating Rules that requires ACH Originators to perform account validation as part of their commercially reasonable fraudulent transaction detection systems.
Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act.   The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”), and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions and to provide electronic disclosures and other electronic communications to consumers, to obtain the consumer’s consent to receive information electronically.
Bank Secrecy Act.   We have implemented various anti-money laundering policies and procedures to comply with applicable federal anti-money laundering laws, regulations and requirements, such as designating a Bank Secrecy Act (“BSA”) officer, conducting an annual risk assessment, developing internal controls, independent testing, training, and suspicious activity monitoring and reporting. We apply the customer identification and verification program rules pursuant to the USA PATRIOT Act amendments to the BSA and its implementing regulations and screen certain customer information against the list of specially designated nationals and other lists of sanctioned countries, persons, and entities maintained by the Treasury Department’s Office of Foreign Assets Control (“OFAC”). Additionally, SoFi Digital Assets, LLC is registered with and regulated by FinCEN as a money services business (“MSB”) with respect to its digital assets business activities. As an MSB, we are subject to FinCEN regulations implementing the BSA, which requires MSBs to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. Similarly, SoFi Bank is a financial institution under the BSA that is required to implement a risk-based anti-money laundering program, including customer identification procedures, currency transaction reporting, suspicious activity monitoring and reporting and other recordkeeping requirements. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program.
Office of Foreign Assets Control. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.
Loan Servicing.   With respect to our private education loan business, we are subject to the CFPB’s rule that enables it to supervise certain non-bank student loan servicers that service more than one million borrower accounts. The rule covers servicers of both federal and private education loans and is designed to ensure that bank and non-bank servicers follow the same rules in the student loan servicing market. We are impacted by the rule because we have engaged the Missouri Higher Education Loan Authority (“MOHELA”) to service our private education loans. MOHELA currently services more than one million student loan borrower accounts. In addition, for so long as SoFi Lending Corp. acts as servicer of any of our private education loans, we are subject to certain state licensing requirements applicable to loan servicers even though we have engaged MOHELA to service our private education loans, as we retain master servicing rights. With respect to our broader consumer loan business, we are subject to federal and state laws regulating loan servicers. We are impacted by these rules even though we service loans we originate, and engage third parties like MOHELA to service certain types of loans, because some state laws, such as the California Rosenthal Act, apply to creditors and first party servicers. Some state laws also apply to parties that indirectly service loans through the use of third-party servicer contracts. Additionally, we sell some of the loans we originate to third parties and are therefore subject to laws governing parties that service loans on behalf of another person to whom the debt is owed. We are currently licensed as a loan servicer in several states and may be required to seek additional licenses. If we seek additional licenses, a state may impose fines, restrict our activity in that state, or seek other relief for activity conducted prior to the issuance of a license. For example, in 2019, we entered into a consent order with the Commonwealth of Pennsylvania Department of Banking and Securities, requiring us to pay a civil fine for conducting mortgage servicing activity as a master servicer before we obtained a mortgage servicing license in Pennsylvania.
Other State Lending and Money Transmission Laws.   SoFi Lending Corp. will continue to service and, for an interim period, originate certain of our loans, and our money transmission activities will continue to be provided by SoFi Digital Assets. Consequently, in addition to applicable federal laws and regulations governing our operations, our ability to originate and service loans through SoFi Lending Corp. in any particular state, and transmit money to or from any particular state, is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include fee limitations and disclosure and other requirements. Many states have adopted lending regulations that prohibit various forms of high-risk or sub-prime lending and place obligations on lenders to substantiate that a member will derive a tangible benefit from the proposed credit transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property. Many of these state lending and money transmitter laws are vague and subject to differing interpretation, which exposes us to some risks. The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which we may not be able to eliminate from our operations or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently-enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations.
Risk Retention Regulations.   Our balance sheet is impacted by the risk retention regulations adopted by the SEC that became effective for non-mortgage securitizations in 2016. These rules require issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets’ credit risk.
Marketing Regulations.   Our marketing and other business practices are subject to federal and state regulation and our expansion into new product offerings, including digital assets and exchange-traded funds under the SoFi Invest product, subject us to additional regulatory scrutiny. For example, we and the FTC entered the FTC Consent Order regarding savings calculations in our student loan refinancing advertisements. In addition, we are subject to the Federal Telephone Consumer Protection Act (“TCPA”), which regulates, among other things (a) the use of automated telephone dialing systems to make certain calls or text messages to cellphones without prior consent and (b) certain calls and text messages to numbers properly registered on the federal do not call list without permission or an established business relationship, and the Federal CAN-SPAM

Act and the Telemarketing Sales Rule, and analogous state laws, to the extent that we market credit or other products and services by use of email or telephone marketing.
Bankruptcy Laws.   We are subject to the United States Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Federal and State Securities Laws.  We offer the securities issued in our sponsored securitizations only to, or for the account or benefit of, “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in compliance with Rule 144A and to “non-U.S. persons” outside of the United States in reliance on Regulation S under the Securities Act. The securities issued in the securitizations that we sponsor are not registered under the Securities Act or registered or qualified under any state securities laws. We do not offer securitized products to retail investors. We receive opinions from legal counsel for each securitization confirming that the relevant issuing entity is not required to register under the Investment Company Act in reliance on the exclusion available under Rule 3a-7 of the Investment Company Act, although other exemptions or exceptions may also be available.
SoFi Invest and SoFi Money.  We offer investment management services through SoFi Wealth LLC, an internet-based investment adviser and SoFi Capital Advisors, LLC, which sponsors private investment funds that invest in asset-backed securitizations. Both SoFi Wealth LLC and SoFi Capital Advisors, LLC are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are subject to regulation by the SEC. SoFi Securities is an affiliated registered broker-dealer and FINRA member, and SoFi Digital Assets, LLC is a FinCEN registered money service business that also holds money transmitter or money service licenses in a majority of states and the District of Columbia. We offer cash management accounts, which are brokerage products, through SoFi Securities.
The investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our advisory members, including the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including, for example, restrictions on transactions with our affiliates.
Our investment advisers and our broker-dealer have in the past been, and will in the future be, subject to periodic Securities and Exchange Commission (“SEC”) examinations. Our investment advisers and our broker-dealer are also subject to other requirements under the Advisers Act and the Exchange Act, respectively, and related regulations. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act and the Exchange Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser or our broker-dealer from conducting advisory or brokerage activities, respectively, in the event they fail to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser or broker-dealer, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members.
SoFi Securities is subject to Rule 15c3-1 under the Exchange Act, the “SEC Net Capital Rule”, which requires the maintenance of minimum levels of net capital. The SEC Net Capital Rule is designed to protect members, counterparties, and creditors by requiring a broker-dealer to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealer’s readily available liquid assets, reduced by its total liabilities (other than approved subordinated debt). Among other things, the SEC Net Capital Rule requires that a broker-dealer provide notice to the SEC and FINRA if its net capital is below certain required levels. There are also certain “early warning” requirements that apply. Our affiliates operating outside the United States may also be subject to other regulatory capital requirements imposed by non-U.S. regulatory authorities.
SoFi Securities is an “introducing” broker that does not carry customer security accounts; rather, customer security accounts are carried by an unaffiliated broker-dealer that also clears transactions for these accounts and maintains segregated cash and investments pursuant to Rule 15c3-3 under the Exchange Act (the “Customer Protection Rule”). SoFi Securities carries customer cash accounts (related to SoFi Money) that are subject to the Customer Protection Rule.
FINRA has adopted extensive regulatory requirements relating to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure, to which SoFi Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct periodic examinations of SoFi Securities, and may also conduct administrative proceedings, and have the authority to levy fines and other penalties on SoFi Securities.
SoFi Securities is registered with the Municipal Securities Rulemaking Board (“MSRB”) and subject to the MSRB’s regulatory regime, including applicable MSRB rules.
SoFi Securities is a Participant of DTC and therefore is subject to DTC’s regulatory regime, including applicable DTC rules and bylaws.
Moreover, through SoFi Securities, we are licensed to underwrite securities offerings and have served as a firm commitment underwriter of registered equity securities offerings on five offerings, and as selling agent on two registered equity securities offerings.
State Licensing Requirements
One or more of our subsidiaries may need, and have obtained, one or more state licenses to broker, acquire, service and/or enforce loans, and to engage in money transmitter activities. Where we have obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on us, including:
•record-keeping requirements;
•restrictions on servicing and collection practices, including limits on finance charges and fees;
•restrictions on collections;
•usury rate caps;
•restrictions on permissible terms in consumer agreements;
•disclosure requirements;
•examination requirements;
•surety bond and minimum net worth requirements;
•permissible investment requirements;
•financial reporting requirements;
•annual or biennial activity reporting and license renewal requirements;
•notification and approval requirements for changes in principal officers, directors, stock ownership or corporate control;
•restrictions on marketing and advertising;
•qualified individual requirements;
•anti-money laundering and compliance program requirements;
•data security and privacy requirements; and
•review requirements for loan forms and other customer-facing documents.
These statutes may also subject us to the supervisory and examination authority of state regulators in certain cases, and we have experienced, are currently and will likely continue to be subject to and experience exams by state regulators. These examinations have and may continue to result in findings or recommendations that require us to modify our internal controls and/or business practices. If we are found to have engaged in activities that require a state license without having the requisite license, the licensing authority may impose fines, impose restrictions on our operations in the relevant state, or seek other remedies for activities conducted in the state.
Regulation of Other Activities
Through SoFi Protect, we offer members access to life insurance, auto insurance, homeowners insurance and renters insurance through Social Finance Life Insurance Agency LLC and its licensed agents, which are subject to state insurance, insurance brokering and insurance agency statutes and regulations.
Privacy and Consumer Information Security
In the ordinary course of our business, we access, collect, store, use, transmit and otherwise process certain types of data, including PII, which subjects us to certain federal and state privacy and information security laws, rules, industry standards and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of PII, and, with limited exceptions, give consumers the right to prevent use of their PII and disclosure of it to third parties. The GLBA requires us to disclose certain information sharing practices to consumers, and any subsequent changes to such practices, and provide an opportunity for consumers to opt out of certain sharing of their PII. This may limit our ability to share PII with third parties for certain purposes, such as marketing. In addition, the CFPB is expected to issue a new rule regulating the disclosure of consumer information, which may limit our ability to receive or use PII and other consumer information and records supplied by third parties, or share information with third parties. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals and government authorities in the event of a data or security breach or compromise, including when a consumer’s PII has or may have been accessed by an unauthorized person. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach. Some laws may also impose physical and electronic security requirements regarding the safeguarding of PII.
On January 1, 2020, the California Consumer Privacy Act (“CCPA”) took effect, directly impacting our California business operations and indirectly impacting our operations nationwide. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. While personal information that we process that is subject to the GLBA is exempt from the CCPA, the CCPA regulates other personal information that we collect and process in connection with the business. A new California ballot initiative, the California Privacy Rights Act (“CPRA”), was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Certain other state laws impose similar privacy obligations and, in many others, lawmakers have proposed laws that would be similar to the CCPA or CPRA. We anticipate that more states may enact comprehensive privacy legislation, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. These proposals, if enacted, may add complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
Our broker-dealer and investment advisers are subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights.
Intellectual Property
We seek to protect our intellectual property by relying on a combination of federal, state and common law in the United States, as well as on contractual measures. We use a variety of measures, such as trademarks, trade secrets and, with respect to Galileo, patents, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures, a key part of our broader risk management strategy.
We have registered several trademarks related to our name, “SoFi”, as well as SoFi’s logo, our company motto “Get Your Money Right” and certain SoFi products, such as “SoFi Money” and “SoFi Invest”, and the names of our affiliated entities. We believe our name, logo, motto and products are important brand identifiers for our members and enterprise partners. In addition, Galileo has been granted eight patents.
Our Culture
We believe building a durable culture will be a key determinate in our ability to help our members get their money right and ultimately to achieve our mission. Creating great culture is a journey, not a destination. We challenge our employees to integrate each distinct SoFi value enumerated below into their work.
Human Capital Resources
Our number one Company priority is building a durable culture of diversity, where people love where they work in alignment with our core values. Our resulting initiatives are designed to support, develop and inspire our employees, which in turn we believe will ultimately unlock the potential of the organization, drive excellence across the business and solidify SoFi as a top career destination where people love to work.
We have established the following guiding principles to help us achieve our goals:
•Embodying SoFi’s values across the entire organization to ensure everyone feels welcome, included and able to contribute;
•Integrating a diversity, equity and inclusion lens into everything we do;
•Guiding team members regarding where they are and where they are going — and giving them the tools and resources to get there;
•Supporting managers to become effective people leaders;
•Taking a principled approach to providing fair, relevant and competitive compensation and benefits to a dynamic workforce with diverse needs; and
•Leveraging data to better understand the employee experience, measure our success and innovate as needed.
Diversity, Equity and Inclusion
Part of what makes SoFi a dynamic place to work is our commitment to living our core values, one of which is to “embrace diversity.” A diverse workforce enables us to collaborate, create and, ultimately, accomplish our mission of helping people achieve financial independence. Our Diversity, Equity and Inclusion (“DE&I”) objective is to create a company culture where every employee feels like they genuinely belong, are respected and valued, and can do their best work. In addition to this being ingrained within our culture, we also see it as a competitive advantage. To showcase our commitment to DE&I, we launched a new DE&I site in December 2021 that features our ambitious goals to improve representation and the programs we have in place to meet and exceed these goals to both hold ourselves accountable and make this information easily accessible to the public.

As of January 1, 2022, 41% of our global workforce was comprised of employees who identify as female and 54% of our United States-based workforce was comprised of individuals who identify as part of an underrepresented group (“URG”). We are committed to increasing our total population of URGs to 60% by the end of 2023.
Individuals who identify with a URG represent 47% of our full-time senior leadership positions (defined as people-manager and above) and 66% of our executive workforce. We are increasing our goal of URGs in senior leadership positions to 50% by the end of 2023.
To help achieve these goals, we will focus on attraction, assessment, engagement and development at all levels. This means that we will ensure fair and transparent processes in talent assessment and hiring, performance management, career progression and retention across all stages of the employee lifecycle. As a foundation to this work, we have developed competency-based assessments for roles in marketing, operations and engineering to reduce unconscious biases in both our hiring and promotion practices. We have also invested in formalizing a university hiring program and returning military program to ensure we are bringing in talent at all levels of the Company.
We are also working to create a stronger sense of inclusion and belonging for our employees in general with a lens on representation. We launched a targeted mentorship program for our URG population called SoFi GROW. We also work with our offices in Mexico City and Hong Kong to work to ensure our employees have access to our Employee Resource Groups (called SoFi Circles, some of which are further described below), and that we are taking into consideration local and regional differences as it pertains to DE&I.

The four key focus areas and associated programs outlined below enable us to create and sustain a culture where everyone feels valued, heard and has equal opportunity to thrive.

Goals	Programs
Enablement, Awareness and Education: Create awareness around how social identities contribute to our professional environment and our success
•Expanded voluntary, confidential Employee Self Identification to include LGBTQ, Persons with a disability, and Veterans
•Mandatory employee trainings: Unconscious Bias, Building an Inclusive Culture, and Hiring the SoFi Way
•Manager onboarding training with a focus on managing for inclusion and development

Access, Development and Network: Develop a connected workforce with high job satisfaction and engagement, and provide our allies with leadership development opportunities
•SoFi Circles: Internal groups that identify through a common identity that builds community and empowerment for our employees
•SoFi Grow URM Internal Mentorship Program: Seeks to inspire and elevate our most underrepresented communities at SoFi by fostering professional development and accelerating the path for allies to take action
•Explorer Program: Six-month development program designed to help our hourly operations employees learn new skills and promote internal mobility
•Manager onboarding program: Designed to provide new managers at SoFi with the tools and resources they need to create a supportive, inclusive work environment where their team can do their best work
•The Embracing Diversity Podcast: Monthly podcast to inform our broader SoFi community on important topics that aim to embrace inclusivity, belonging and awareness

Fairness and Clarity in Processes: Actively attempt to mitigate unconscious and conscious bias in the hiring process and in annual performance calibrations by working to ensure the processes are objective and inclusive

•Competency-based interviewing: Anchor our interview process to identify success competencies associated with each role versus informal interviews
•Mandatory employee trainings: Manage the SoFi Way (for employees), Unconscious Bias (for all hiring teams), Managing within the Law (for people managers) and Bystander Intervention and Prevention (for all employees)
•Regular reviews of employee data to help ensure fairness in our development and compensation processes
•Partnering with national military organizations and universities to increase the diversity of our applicant pool

Accelerated Increase in Representation: We foster attraction, engagement and retention of underrepresented employees by increasing external brand awareness and supporting SoFi employee career development

•Increase accessibility and visibility of jobs by partnering with organizations like Diversity Jobs, Fairygodboss and Talenya.
•Work towards the goal of having, by 2023, 20% of our incoming workforce comprised of early career seekers with a focus on veterans and underrepresented minorities from university programs
•Cultivate career development for employees through SoFi Grow mentorship and Explorer programs, as well as Meet our SoFi-ety initiative, where we can “meet” our employees who are part of these programs, and see how they are learning, growing and helping to transform the Fintech industry

We believe that a combination of these approaches will help increase the representation, engagement and retention of women, Black, Latinx, and all employees who identify as being from a URG across all levels, roles and business groups.
In order to stay accountable to our DE&I goals, we have expanded our accountability metrics to include retention, promotion and engagement alongside hiring, and we aim to review these practices with each business leader quarterly to monitor progress. We actively track our self-reported URG/URM hiring rates against the total addressable market, the rate of our promotions of this population against their dominant peer group’s rate, as well as the rate of attrition, to monitor and try to help ensure we are not disproportionately losing URG/URM at a faster rate than our peer group.
Training and Manager Excellence
We believe strongly in investing in our employees and this is a focus throughout the employee lifecycle. Great care is taken to onboard new hires and set them up for success, both in terms of a broad understanding of SoFi’s mission, values, strategic point of differentiation and products, as well as role-specific learning. To this end, throughout the year we offer ongoing learnings, including: weekly company-level All Hands meetings, monthly programming on a diverse range of topics spanning general business updates to developmental topics, such as financial and personal wellness, and other opportunities for learning from internal and external speakers. To enable continuous learning, we have deployed an online training platform, which offers thousands of courses and training sessions, ranging from skill development to manager resources. The training sessions consist of live training, speakers, and targeted learning content.
We also offer ongoing learning opportunities for our people managers to ensure they are well equipped to support their employees. In addition to training on our compensation philosophy and tools, manager effectiveness and other basic ongoing processes administered by the People team, we also employ a seven-week manager onboarding program. This program covers a variety of topics, including DE&I, how to give effective feedback, a recruiting overview and best practices and various other components to set new leaders at SoFi up for success. Within our online training platform, we developed a manager excellence series, ranging over 22 identified competencies.
Compensation
Our compensation programs are designed to attract, retain and motivate talented, deeply qualified and committed individuals who believe in our mission, while rewarding employees for long-term value creation. We have a pay-for-performance culture in which employee compensation is aligned to Company performance, as well as individual contributions and impact. Our equity program aligns employee compensation to the long-term interests of our shareholders, while encouraging them to think and act like owners. As we continue to evolve our programs and practices, we strive for a fair, competitive, transparent and equitable approach in recognizing and rewarding our employees.
Employee Benefits
The health and wellness of our employees and their families is integral to SoFi’s success. We have a comprehensive benefits program to support the physical, mental and financial well-being of our employees. We have one core medical plan in which SoFi pays 100% of the monthly premium and three additional medical plans with premiums that are significantly subsidized. In addition to core medical, we offer fertility and maternity benefits to help employees who are looking to grow their family, a paid parental leave benefit, as well as a partially subsidized back-up family care benefit. To support the mental health of our employees, we offer a digital benefit that allows our employees to meet with coaches and clinical care providers at no cost to them. Our tuition reimbursement and student loan repayment programs provide financial support to our employees that allows them to advance their education and pay off existing student loan debt.
Our benefits package also includes, among other things, basic life insurance and supplemental life insurance, short-term and long-term disability insurance, a Section 401(k) retirement savings plan, and competitive paid time off. Additionally, in February 2022, we announced the launch of SoFi Gives, a benefit that provides eligible employees with paid time off to engage in volunteer opportunities within their community.
In response to the COVID-19 pandemic, we transitioned to a flexible-first workforce model that not only puts the health and safety of our employees first, but also takes into account what our employees need to be successful. We now offer all of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains 100% voluntary, unless a person’s role requires them to be on site to do their job. Additionally, to support our employees through these challenging times, we introduced additional programs focused on childcare as well as support specific to balancing the demands of work and personal family needs. An additional benefit that came out of this was the introduction of “SoFridays,” where exempt employees are encouraged to end their work week at 2:00 pm local time each Friday. While this started in 2020 in response to the COVID-19 pandemic, it will continue as a permanent benefit moving forward.
Employees
As of December 31, 2021, we employed approximately 2,500 employees, of which approximately 97% were located in the United States and 3% were located internationally. None of our employees is currently represented by a labor union or has terms of employment that are subject to a collective bargaining agreement. We consider our relationship with our employees to be very strong and have not historically experienced any work stoppages.
Additional Information
Additional information about SoFi is available on our corporate website at https://www.sofi.com, as well as SoFi’s Investor Relations website at https://investors.sofi.com.
We use our website to distribute company information, including financial and other material information. We make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, beneficial ownership reports on Forms 3 and 4, as well as other filings and any amendments to these documents, as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. These reports can also be found on the SEC’s website at www.sec.gov.
The content of any websites referred to in this report is not incorporated by reference into this report or any other report filed with or furnished to the SEC.
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report on Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue or our future prospects. The material and other risks and uncertainties summarized in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.
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
•legislative and regulatory policies and related actions that apply or may apply to us, particularly in connection with student loans or as a result of our acquisition of SoFi Bank;
•loss of one or more significant purchasers of our loans;
•impact of the ongoing COVID-19 pandemic, including regulatory responses and economic uncertainty;
Risks related to Strategic and New Products Risks
•potential and recent acquisitions that could require significant attention, disrupt our business and adversely affect our financials;
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

Risks related to Market and Interest Rate Risks
•cost and availability of funding in the capital markets and fluctuations in interest rates;
•higher than expected payment speeds of loans or longer holding periods of loans could negatively impact our returns;
•transition away from the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark reference and financial risks that cannot be eliminated by our hedging activities, which carry their own risks;
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
•application of regulations and supervision under banking laws;
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
Risks related to Ownership of Our Securities
•volatility in the price of our common stock and future dilution of our stockholders;
•possibility of securities litigation, which is expensive and time consuming; and
•failure to comply with Nasdaq continued listing standards.

Business, Financial and Operational Risks
We operate in a rapidly evolving industry, and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult for us to successfully identify and address the risks and uncertainties we face.
We operate in a rapidly evolving industry, and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult to identify risks to our business and evaluate our future prospects. In particular, we have limited experience offering cash management, investment services and technology solutions. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We face numerous challenges to our success, including our ability to:
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
•favorably compete with other companies, including traditional and alternative technology-enabled lenders, financial service providers, broker dealers, and technology platform-as-a-service providers;
•realize the benefits of operating a bank;
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
We have a history of losses, may not achieve profitability in the future and there is no assurance that our revenue and business model will be successful.
Our net losses were $483.9 million, $224.1 million and $239.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods, in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and new products and services in order to enhance our brand recognition and our value proposition to our members, and these additional costs will create further challenges to generating near term profitability. Our general and administrative expenses have also increased, and we expect they may continue to increase to meet the increased compliance and other requirements associated with operating as a public company, acquiring a bank and operating a bank, and evolving regulatory requirements. See “We recently acquired a national bank, which subjects us to significant additional regulation”.

We are continually refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage in more products across our platform, a strategy we refer to as the Financial Services Productivity Loop. There is no assurance that our revenue and business model or any changes to our revenue and business model to better compete with our competitors will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses and not achieve future profitability or, if achieved, be unable to maintain such profitability, due to a number of reasons, including the risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications and delays, and other unknown events.
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
We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Some of our current and potential competitors have longer operating histories, particularly with respect to our financial services products, significantly greater financial, technical, marketing and other resources and a larger customer base than we do. This allows them to potentially offer more competitive pricing or other terms or features, a broader range of financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in member preferences. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract current or potential members away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or our ability to capitalize on new market opportunities.
We currently compete at multiple levels with a variety of competitors, including:
•other personal loan, student loan refinancing, in-school student loan and mortgage lenders, including other banks and other non-bank financial institutions, as well as credit card issuers, that can offer more competitive interest rates or terms;

•banks and other non-bank financial institutions, for our SoFi Money cash management accounts and SoFi Bank deposit products and services;
•rewards credit cards provided by other financial institutions, for our SoFi Credit Card;
•other brokerage firms, including online or mobile platforms, and technology and other companies for our SoFi Invest accounts;
•other technology platforms for the enterprise services we provide, such as technology platform services via Galileo;
•with other content providers for subscribers to our financial services content, including content from alternative providers available to our subscribers through our Lantern Credit service, which is a financial services aggregator providing marketplace lending products, and various enterprise partnerships; and
•other financial services firms offering leading employers a comprehensive platform for employees to build financial well-being through student loan and 529 educational plan contributions, educational tools, and financial resources, all of which we provide through SoFi at Work.
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
•our ability to attract and retain talent;
•changes in economic conditions, regulatory and policy developments;
•our ability to successfully operate a national bank and realize the potential benefits to our members;
•our ability to successfully execute on the Financial Services Productivity Loop and our other business plans;
•general credit markets conditions and their impact on our liquidity and ability to access funding;
•the ongoing impact of the COVID-19 pandemic and related developments on the lending and financial services markets we serve; and
•our brand strength relative to our competitors.
Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenues and results of operations could be adversely affected if we, for example, increase marketing or other expenditures or make new expenditures in other areas. Competitive pressures could also result in us reducing the annual percentage rate on the loans we originate, incurring higher member acquisition costs, or making it more difficult for us to grow our loan originations in both number of loans and volume for new as well as existing members. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.
We recently acquired a national bank, which subjects us to significant additional regulation.
In March 2021, we entered into an agreement to acquire Golden Pacific, a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank. In January 2022, we received regulatory approval for the Bank Merger. We closed the Bank Merger in February 2022, after which we became a bank holding company and Golden Pacific Bank began operating as SoFi Bank.
As a bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve, and SoFi Bank is subject to regulation, supervision and examination by the OCC and the FDIC, as well as regulations issued by the CFPB. Federal laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. In general, the bank supervisory framework is intended to protect insured depositors and the safety, soundness and stability of the U.S. financial system and not shareholders in depository institutions or their holding companies. Our efforts to comply with such additional regulations may require substantial time, monetary and human resource commitments. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our financial performance, and our stock price, may be adversely affected.
In connection with applying for approval to become a bank holding company, we developed a financial and bank capitalization plan and enhanced our governance, compliance, controls and management infrastructure and capabilities in order to work to be compliant with all applicable regulations and operate to the satisfaction of the banking regulators, which required substantial time, monetary and human resource commitments. Our efforts to comply with such regulations and new and additional regulations may require substantial time, monetary and human resource commitments. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our financial performance, and our stock price, may be adversely affected.
Additionally, certain of our stockholders may need to comply with applicable federal banking statutes and regulations, including the Change in Bank Control Act and the Bank Holding Company Act. Specifically, stockholders holding 10.0% or more of our voting interests may be required to provide certain information and/or commitments on a confidential basis to, among other regulators, the Federal Reserve. This requirement may deter certain existing or potential stockholders from purchasing shares of our common stock, which may suppress demand for the stock and cause the price to decline.
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

In the first half of 2021, the Biden administration ordered a formal legal review of authorities that could be used to cancel student debt and there has been public pressure for the Biden administration to publicly release the memo outlining the conclusions of the legal review. Prominent politicians, including Senator Elizabeth Warren and Majority Leader Senator Chuck Schumer, have also advocated for executive action to forgive student loan debt. If student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. There has also been pressure on policymakers to address underlying factors that contributed to the current volume of outstanding student loans, such as the cost of higher education and the ability for additional methods by the federal government and other organizations to subsidize the same, such as through increased use of Pell grants in lieu of loans. Further, proposals to eliminate or amend Section 523(a)(8) of the Bankruptcy Code, which makes student loans presumptively non-dischargeable in bankruptcy, could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. If steps were taken to materially reduce future demand by students for student loan refinancing and in-school student loan products, our student loan originations would be materially and adversely affected. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “— COVID-19 Pandemic Risks — Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our current student loan portfolios and our loan origination volume”.
Negative publicity could result in a decline in our member growth, or a loss of members, and impact our ability to compete for lending counterparties and corporate partners, and have a material adverse effect on our business, our brand and our results of operations.
We have invested significantly in our brand. We believe that maintaining and enhancing our brand identity is critical to our success. Our ability to compete for, attract and maintain members, lending counterparties, marketing partners and other partners relies to a large extent on their trust in our business and the value of our brand. The failure or perceived failure to maintain our brand could adversely affect our brand value, financial condition and results of operations. Negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information, data breaches, matters affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not. Negative publicity or allegations of unfavorable business practices, poor governance, or workplace misconduct can be rapidly and widely shared over social or traditional media or other means, and could reduce demand for our products, undermine the loyalty of our members and the confidence of our lending counterparties, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater regulatory scrutiny of our operations. In addition, we and our officers, directors and/or employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against such claims.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, the rate and credit market environment, legal or regulatory developments, legislative or policy changes and the ongoing impact of the COVID-19 pandemic. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We sell a significant percentage of our loans to a concentrated number of whole loan purchasers and the loss of one or more significant purchasers could have a negative impact on our operating results.
We sell a significant percentage of our personal loans, student loans and home loans to a concentrated number of whole loan purchasers. Our top five whole loan purchasers by total unpaid principal balance of loans sold accounted for approximately 67% of the aggregate principal balance of our loans sold during the year ended December 31, 2021. During the year ended December 31, 2021, the two largest third-party buyers accounted for a combined 42% of our loan sales volume. See Note 16 to the Notes to Condensed Consolidated Financial Statements in this Annual Report on Form 10-K. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors and prevailing interest rates. If any of these purchasers significantly reduce the dollar amount of the loans they purchase from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may have a material adverse effect on our revenues, results of operations, liquidity and cash flows.
The accounting method for reflecting the convertible notes on our balance sheet, accruing interest expense for the convertible notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
In accordance with ASU 2020-06, the convertible notes we issued in October 2021 (the “notes”) are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported earnings.
In addition, the shares underlying the notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, if the conversion value of the notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their principal amount for a reporting period, then the shares underlying the notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
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
The COVID-19 pandemic has caused changes in consumer and student behavior, as well as economic disruptions. In the initial stages of the COVID-19 pandemic, extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 and variants thereof, including travel bans, quarantines, “stay-at-home” orders, suspension of interest accrual and collections on certain federally-backed student loans, and similar mandates for many individuals and businesses to substantially restrict daily activities led to decreases in consumer activity generally. Although consumer activity has begun to recover and many government mandates to restrict daily activities have been lifted, worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants, such as the Delta and Omicron variants, contributed to the volatility of ongoing recovery. The reinstatement and subsequent lifting of these measures may occur periodically, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and partners. There can be no assurance that economic recovery will continue or that consumer behavior will return to pre-pandemic levels.
Regulatory actions in response to the impacts of the ongoing COVID-19 pandemic, among other factors, also have an impact on our business. For example, the Federal Reserve announced in January 2022 that it expects it will soon raise the target range for the federal funds rate in part due to inflation and a strong labor market. Increased interest rates could unfavorably impact demand for all refinancing loan activities and reduce demand across student loans, personal loans and home loans, including, but not limited to, any variable-rate loan products. Additionally, demand for our student loan products in particular may continue to be impacted by legislative and regulatory actions taken in response to the COVID-19 pandemic, as described in more detail in these risk factors. There have been, and may continue to be, other factors that put downward pressure on demand for our loan products.
We are uncertain of the full effect the pandemic will have on the longer term prospects for our business since the scope, duration and impact of the COVID-19 pandemic is unknown and evolving factors such as the extent of any resurgences of the virus or emergence of new variants will impact the stability of economic recovery and growth.
See “Management’s Discussion and Analysis of our Financial Condition and Results of Operations — Key Business Metrics” and “Results of Operations” for further discussion of the impact of the COVID-19 pandemic in recent periods on our business and operating results. The COVID-19 pandemic, and its impact, may also have the effect of heightening many of the other risks described herein.

Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our current loan portfolios and our loan origination volume.
Legislative and regulatory responses to the COVID-19 pandemic have had and could continue to have a significant impact on our student loan portfolios. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the Department of Education were suspended through September 30, 2020 and were further extended by a series of executive actions most recently through May 1, 2022. There is no guarantee that the moratorium on student loan payments will not be further extended past May 1, 2022. Additionally, on March 25, 2020, the Department of Education announced that private collection agencies were required to stop making outbound collection calls and sending letters or billing statements to borrowers in default on such federally held loans and such restrictions were extended most recently through May 1, 2022. As a result of such forbearance measures and protections, borrowers with federally held student loans lacked the incentive to refinance their student loans with us, which negatively impacted our business by reducing our loan origination volume.
The various legislative and regulatory responses to the COVID-19 pandemic, particularly the mandatory suspension of payments and interest accrual on federally held loans until May 2022, which could be further extended, are likely to continue to serve as a disincentive for borrowers to refinance their loans through our platform, thereby reducing our loan origination volume and negatively impacting our revenue. In addition, the ongoing COVID-19 pandemic has contributed to increasing pressure on policymakers to reduce or cancel student loans at a significant scale which would further reduce demand for our student loan refinance product and have a negative impact on our loan origination volume and revenue. For example, President Biden proposed $10,000 in forgiveness for federal student loan borrowers during his campaign and the Justice Department and Department of Education are reviewing whether the Biden administration has the authority to cancel student loan debt or whether any wide scale student loan debt forgiveness must be through legislation.
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
Our success will depend, in part, on our ability to expand our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For example: (i) in April 2020, we acquired 8 Limited, an investment business in Hong Kong, (ii) in May 2020, we acquired Galileo, a company that provides technology platform services to financial and non-financial institutions, (iii) in February 2022, we acquired Golden Pacific, a bank holding company, and (iv) in February 2022, we entered into an agreement to acquire Technisys, a cloud-native digital multi-product core banking platform. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of technology, product development, risk management and sales and marketing functions;
•retention of employees from the acquired company and retention of our employees due to cultural challenges associated with integrating employees from the acquired company into our organization;
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
During the year ended December 31, 2021, our Technology Platform segment consisted entirely of net revenues from Galileo, which accounted for 20% of our consolidated total net revenue (excluding intercompany revenues). Galileo’s clients are highly concentrated, with its five largest clients contributing approximately 63% of the total net revenue within the Technology Platform segment during the year ended December 31, 2021, which represented approximately 13% of our consolidated total net revenue for the period then ended. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of customers, including the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of the client to a competitor, harm to that client’s reputation or financial prospects or other reasons. In addition, disruptions in the operations of any of Galileo’s key clients have in the past disrupted and may in the future disrupt Galileo’s operations, and these disruptions could be material and have an adverse impact on our results of operations.
Demand for our products may decline if we do not continue to innovate or respond to evolving technological or other changes.
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service members and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. For example, in 2021, we launched our IPO investment center, through which we allow SoFi Invest members to invest in initial public offerings, that we underwrite through SoFi Securities, as well as provide dealer services in partnership with underwriting syndicates for IPOs. While this enables us to generate underwriting fees, it could also subject us to liability under the Securities Act of 1933, as amended (the “Securities Act”) for the contents of the prospectuses for the initial public offerings that we underwrite, which could be material. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member experience, members’ demand for our products may decrease and our growth and operations may be harmed. The brokerage industry also competes on price, and demand for our products and services may be affected if we are unable to compete on price.
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

We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, we have in the past and may in the future be subject to fraudulent activity. The possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments, particularly as a large part of our workforce works remotely. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Indeed, fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
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
SoFi may be unable to close or successfully integrate Technisys’ operations and may not realize the anticipated benefits of acquiring Technisys.
SoFi and Technisys have operated and, until the completion of the Technisys acquisition, will continue to operate, independently. The success of the Technisys acquisition, including anticipated benefits and cost savings and potential additional revenue opportunities, will depend, in part, on SoFi’s ability to close the Technisys acquisition, successfully integrate Technisys’ operations in a manner that results in various benefits, including, among other things, the development of an end-to-end vertically integrated banking technology stack to support multiple products and enable the combined company to meet the expanding needs of existing parties and serve additional established banks, fintechs and non-financial brands looking to enter financial services. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of SoFi’s businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of SoFi to maintain relationships with customers and employees. The diversion of management’s attention and any delays or difficulties encountered in connection with the Technisys acquisition and the integration of Technisys’ operations could have an adverse effect on the business, financial condition, operating results and prospects of SoFi.
If the Technisys acquisition is not consummated for any reason, or SoFi experiences difficulties in the integration process, including those listed above, SoFi may fail to realize the anticipated benefits of the Technisys acquisition in a timely manner or at all. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues, lost cost savings and incremental revenue opportunities and diversion of management’s time and energy and could have an adverse effect on SoFi’s business, financial condition, operating results and prospects.
We may continue to expand operations abroad where we have limited operating experience and may be subject to increased business, economic and regulatory risks that could adversely impact our financial results.
In April 2020, we undertook our first international expansion by acquiring 8 Limited, an investment business in Hong Kong. Additionally, with the acquisition of Galileo in May 2020, we gained clients in Mexico and Colombia and, with the anticipated acquisition of Technisys in February 2022, we expect to further expand our operations into Latin America. We may, in the future, pursue further international expansion of our business operations, either organically or through acquisitions, in new international markets where we have limited or no experience in marketing, selling and deploying our product and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social and/or economic instability;
•risks related to governmental regulations in foreign jurisdictions, including regulations relating to privacy, and unexpected changes in regulatory requirements and enforcement;
•fluctuations in currency exchange rates;
•higher levels of credit risk and fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•burdens of enforcing and complying with a variety of foreign laws;
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
Our Lending and Financial Services segments may be particularly negatively impacted by worsening economic conditions that place financial stress on our members resulting in loan defaults or charge-offs. If a loan charges off while we are still the owner, the loan either enters a collections process or is sold to a third-party collection agency and, in either case, we will receive less than the full outstanding interest on, and principal balance of, the loan. Declining economic conditions may also lead to either decreased demand for our loans or demand for a higher yield on our loans, and consequently lower prices or a lower advance rate, from institutional whole loan purchasers, securitization investors and warehouse lenders on whom we rely for liquidity.
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
In making a decision whether to extend credit to prospective or existing members, we rely upon data to assess our ability to extend credit within our risk appetite, our debt servicing capacity, and overall risk level to determine lending exposure and loan pricing. If the decision components, rapidly deteriorating macro-economic conditions or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made, which will negatively affect our financial results. If our credit decisioning strategy fails to adequately predict the creditworthiness of our members, including a failure to predict a member’s true credit risk profile and ability to repay their loan, higher than expected loss rates will impact the fair value of our loans. Additionally, if any portion of the information pertaining to the prospective member is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses, including losses attributed to fraud. Furthermore, we rely on credit reporting agencies to obtain credit reports and other information we rely upon in making underwriting and pricing decisions. If one of these third parties experiences an outage, if we are unable to access the third-party data used in our decision strategy, or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict credit losses inherent in our loan portfolio, which would negatively impact our results of operations, which could be material.
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
If the information provided to us by members is incorrect or fraudulent, we may misjudge a member’s qualification to receive a loan or use one of our products, and our results of operations may be harmed.
Our lending decisions are based partly on information provided to us by loan applicants or members. To the extent that these applicants provide information to us in a manner that we are unable to verify, our credit decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including credit reporting agencies, is a significant component of our credit decisions and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and results of operations. Additionally, we rely on the accuracy of member information in approving members for our non-lending products, such as SoFi Money or SoFi Invest accounts.
We use identity and fraud prevention tools to analyze data provided by external databases to authenticate each applicant’s identity. From time to time in the past, however, these checks have failed and there is a risk that these checks could fail in the future, and fraud, which may be significant, may occur and go undetected. For example, we recently identified certain fraudulent activity related to our personal loans product. While the fraudulent activity was detected and the losses are not expected to be material, there can be no assurance there will not be future instances of fraud, that we will be able to detect such fraudulent activity in a timely manner, or that such future fraudulent activity will not be material. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.
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
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if a debtor files an adversary claim and the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. Further, bills have been introduced in Congress that would make student loans dischargeable in bankruptcy to the same extent as other forms of unsecured credit without regard to a hardship analysis. For example, Senator Dick Durbin and Senator John Cornyn introduced a bill in 2021, the Fresh Start Through Bankruptcy Act, which would amend the bankruptcy code to more easily permit student loan discharges of federal student loans after ten years and it is possible similar legislation could be proposed with respect to private student loans. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws as a result of financial and economic disruptions related to the COVID-19 pandemic than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations.
We offer personal loans, which have a limited performance history, and therefore we have only limited prepayment, loss and delinquency data with respect to such loans on which to base projections.
The performance of the personal loans we offer is significantly dependent on the ability of the credit decisioning, income validation, and scoring models we use to originate such loans, which include a variety of factors, to effectively evaluate an applicant’s credit profile and likelihood of default. Despite recession-readiness planning and stress forecasting, there is no assurance that our credit criteria can accurately predict loan performance under economic conditions such as a prolonged down-cycle or recessionary economic environment or the governmental response to periods of disruption, such as measures implemented in response to the COVID-19 pandemic, which may drive unexpected outcomes. If our criteria do not accurately reflect credit risk on the personal loans, greater than expected losses may result on these loans and our business, operating results, financial condition and prospects could be materially and adversely affected.
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
We service all of the personal loans we originate, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and all of our FNMA conforming home loans that we do not sell servicing-released, to perform certain back-up servicing functions with respect to our personal loans, and to service all of our credit card loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including underwriting, fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks, and, historically because we were not a bank and could not belong to or directly access the ACH payment network, ACH processing, and debit card and credit issuance or payment processing. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
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
Market and Interest Rate Risks
Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
General economic, political, social and health conditions in the U.S. and in countries abroad affect markets in the U.S. and abroad and our business. In particular, markets in the U.S. or abroad may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets may be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including Russia’s invasion of Ukraine, terrorism or other geopolitical events. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels.
Actions taken by the Federal Reserve, including changes in its target funds rate, balance sheet management, and lending facilities, and any exit, or perceived exit, from qualitative easing, and other central banks are beyond our control and difficult to predict. These actions can affect interest rates and the value of financial instruments and other assets and liabilities and can impact our members. Sudden changes in monetary policy, for example in response to high inflation, could lead to financial market volatility, increases in market interest rates, and a flattening or inversion of the yield curve.
Changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members', our counterparties' and our earnings and operations. For example, the expiration of pandemic-related government assistance in the U.S. could result in a reduction in economic activity and lead to a deterioration in households’ finances, particularly if consumers also continue to face high inflation. A slowdown in consumer demand could limit the ability of firms to pass on fast-rising costs for labor and other inputs, weighing on earnings and potentially leading to an equity market downturn. Significant fiscal policy changes and/or initiatives may also raise the federal debt, affect businesses and household after-tax incomes and increase uncertainty surrounding the formulation and direction of U.S. monetary policy and volatility of interest rates. A rise in U.S. interest rates could increase the likelihood of a more volatile and appreciating U.S. dollar. Changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the EU) have in recent years negatively impacted financial markets. An escalation of tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets.
Any of these developments could adversely affect our business, our members, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, our liquidity and our results of operations.
We utilize a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically, we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We utilize a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which may also be negatively impacted by rising interest rates combined with longer periods during which we are required to hold loans on-balance sheet. Our ability to obtain these types of financing depends, among other things, on our development efforts, business plans, operating performance, lending activities, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have from time to time experienced periods of significant volatility, including volatility driven by the COVID-19 pandemic. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any cost. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential uncertainty, including, but not limited to, rising government debt levels, prospective executive branch or Federal Reserve policy shifts, the withdrawal of government interventions into the financial markets, changing U.S. consumer spending patterns, and changing expectations for inflation and deflation which may impact interest rates. For example, at its January 2022 Federal Open Market Committee Meeting, the Federal Reserve indicated it expects to raise benchmark interest rates in 2022, partially in response to increasing inflation and a strong labor market. Increased interest rates may decrease borrower demand for our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact credit quality and overall growth of our Lending Segment. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
Additionally, an inflationary environment, combined with the tight labor market, could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary factors, we may be required to increase our operating costs or risk losing skilled workers to competitors.
Fluctuations in interest rates could negatively affect the demand for our SoFi Money product.
Falling or low interest rates may have a negative impact on the demand for our SoFi Money product. SoFi Money is a cash management account offered through SoFi Securities, which offers members the opportunity to earn a variable interest rate on their account balances. Deposits made into a SoFi Money account earn a variable rate of interest. Falling or low interest rates may discourage account holders and prospective account holders from using the SoFi Money product, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Higher than expected payment speeds of loans could negatively impact our returns as the holder of the residual interests in securitization trusts holding student and personal loans. These factors could materially alter our net revenue or the value of our residual interest holdings.
The rate at which borrowers prepay their loans can have a material impact on our net revenue and the value of our residual interests in securitization trusts. Prepayment rates and levels are subject to a variety of economic, social, competitive and other factors, including fluctuations in interest rates, availability of alternative financings, regulatory changes affecting the student loan market, the home loan market, consumer lending generally and the general economy, including changing expectations for inflation and deflation.
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
LIBOR has served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. Prior to December 31, 2021, we typically used USD LIBOR as the reference rate for the securities issued under certain of our securitizations (such as student loan securitizations), certain secured and unsecured financing facilities (such as the loan warehouse facilities, risk retention facilities and revolving credit facility), certain hedging arrangements, and our Series 1 redeemable preferred stock dividends. LIBOR was set based on interest rate information reported by certain banks, which stopped reporting such information after 2021. After December 31, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR (the “IBA”), ceased publishing one-week and two-month USD LIBOR, in addition to certain other non-USD tenors. The IBA expects to continue to publish all remaining USD LIBOR tenors through June 30, 2023, with the overnight and 12-month tenors ceasing immediately thereafter and the one-month, three-month and six-month tenors becoming non-representative from that date. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
In the fourth quarter of 2021, we began to use the Secured Overnight Financing Rate (“SOFR”), the rate recommended by the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, as the recommended risk-free reference rate for the United States, as the pricing index on all new variable-rate loan originations, and on new warehouse facility agreements and other financial instruments. We also transitioned some existing warehouse facility lines to SOFR. As of December 31, 2021, we had approximately $191 million of financial instruments indexed to USD LIBOR, consisting of loans, bonds and economic hedge positions. Our derivative agreements are governed by the International Swap Dealers Association, which established a 2020 IBOR Fallbacks Protocol and supplement effective in January 2021, as well as additional subsequent supplements, to allow counterparties to modify legacy trades to reference amended standard definitions inclusive of the new fallback language. However, most of these legacy financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments.
As of the date of this filing, we have not modified any existing loan agreements with borrowers that use USD LIBOR. We expect to begin transitioning these agreements, along with continuing to transition other financial instruments, from USD LIBOR to SOFR or other representative alternative reference rates in 2022. As of December 31, 2021, we identified approximately $185 million of variable-rate loans for which the pricing index was tied to USD LIBOR. Our loan agreements generally allow us to choose a new alternative reference rate based upon comparable information if the current index is no longer available.
The market transition away from LIBOR to an alternative reference rate is complex. We may incur significant expenses in implementing replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, developing systems and analytics to successfully transition our risk management processes, and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates or the interpretation or enforcement of certain fallback language in LIBOR-based products. The replacement reference rates could also result in a reduction in our interest income, which could have an adverse impact on our value, liquidity and results of operations. We may also receive inquiries and other actions from regulators in respect to our replacement of LIBOR with alternative reference rates.
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
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. As of December 31, 2021, we had 13 VIEs consolidated on our consolidated balance sheet. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. There can be no assurance that we will be able to successfully access the securitization markets at any given time, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
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
We require a significant amount of short-term funding capacity for loans we originate. As of December 31, 2021, we had $6.9 billion of warehouse loan funding capacity through 23 warehouse facility arrangements. Additionally, consistent with industry practice, all of our existing warehouse facilities require periodic renewal. If any of our committed warehouse facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate an acceptable or sustainable volume of loans, which would have a material adverse effect on our business. Additionally, as our business continues to expand, including our home loan business, we may need additional warehouse funding capacity for the loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.
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
We are required to serve as a source of financial strength for SoFi Bank, which means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support. In addition, maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements and margin lending. We meet our liquidity needs primarily from working capital and cash generated by customer activity, as well as from external debt and equity financing. Increases in the number of customers, fluctuations in customer cash or deposit balances, as well as market conditions or changes in regulatory treatment of customer deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, SoFi Securities, is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and SoFi Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves.
A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which may adversely affect our liquidity positions include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between digital asset transaction settlements between us and our digital asset market makers and between us and our digital asset customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or customer confidence resulting in unanticipated withdrawals of customer assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility and pursue other potential options. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures, implement cost cutting procedures, delay or reduce future hiring, discontinue the pursuit of our strategic objectives and growth strategies or reduce our rate of future originations compared to the current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
We are unable to finance all of the receivables that we originate or other assets that we hold, and that illiquidity could result in a negative impact on our financial condition.
We operate a gain-on-sale origination model, the success of which is tied to our ability to finance the assets that we originate. Certain of our assets, however, are ineligible for sale to a whole loan buyer or securitization trust, or are ineligible for, or are subject to a lower advance rate under, warehouse funding, each of which has specific eligibility criteria for receivables it purchases or holds as collateral. Ineligible receivables include, among others, those in default or that are delinquent, receivables with defects in their origination or servicing, including fraud, or receivables generated under origination guidelines and credit policies that are no longer in effect. In addition, many of our warehouse funding sources contain excess concentration limits for loans in forbearance or with specific loan level characteristics such as time-to-maturity or loan type. Once these limits have been exceeded, the advance rate applied to those receivables becomes less advantageous to us. If we are unable to sell or reasonably fund these receivables, we are required to hold them on our consolidated balance sheet which, in sufficient volume, negatively impact our financial condition.
In addition to the receivables described above, we also hold on our balance sheet certain risk retention assets with respect to which we have a reduced ability to receive financing. These risk retention assets include residuals from our securitization trusts that are either ineligible for transfer or are subject to European Union regulations. The illiquidity of these positions may negatively impact our financial condition.
SoFi Credit Card is a relatively new product and any failure to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition.
SoFi Credit Card is a new product and we have limited experience originating and administering it. We began originating credit card receivables in the third quarter of 2020 (and launched the product to a broader market in the fourth quarter of 2020). We established a debt warehouse to finance the credit card receivables in Spring 2021. We may establish a credit card receivable securitization program in the future. There is no guarantee, however, that we will be successful in establishing a securitization program for these assets. In the event we are unable to finance our credit card receivables, we may be required to hold those assets on our consolidated balance sheet or sell them for a loss, either of which could have a negative impact on our business, operating results and financial condition.

Regulatory, Tax and Other Legal Risks
We are subject to extensive, complex and evolving laws, rules and regulations, which are interpreted and enforced by various federal, state and local government authorities.
We are subject to various federal, state and local regulatory regimes. The principal policy objectives of these regulatory regimes are to protect borrowers, investors and other financial services customers and to prevent fraud, money laundering, and terrorist financing. Laws and regulations, among other things, impose licensing and qualifications requirements; require various disclosures and consents; mandate or prohibit certain terms and conditions for various financial products; prohibit discrimination based on certain prohibited bases; prohibit unfair, deceptive or abusive acts or practices; require us to submit to examinations by federal, state and local regulatory regimes; and require us to maintain various policies, procedures and internal controls. Monitoring and complying with all applicable laws and regulations can be difficult and costly. Failure to comply with any of these requirements may result in, among other things, enforcement action by governmental authorities, lawsuits, monetary damages, fines or monetary penalties, restitution or other payments to borrowers or investors, modifications to business practices, revocation of required licenses or registrations, voiding of loan contracts and reputational harm. See Part I, Item 3 “Legal Proceedings”.
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
We hold lending licenses or similar authorizations in multiple states, each of which has the authority to supervise and examine our activities. As a licensed consumer lender, mortgage lender, loan broker, collection agency, money services business and loan servicer in certain states, we are subject to examinations by state agencies in those states. Similarly, we are subject to licensure requirements and regulations as an education loan servicer in multiple states. An administrative proceeding, litigation, investigation or regulatory proceeding relating to allegations or findings of the violation of such laws by us, any sub-servicer we engage, or our collection agents, could impair our ability to service and collect on our loans or could result in requirements that we pay damages, fines or penalties and/or cancel the balance or other amounts owing under one or more of our loans. There is no assurance that allegations of violations of the provisions of applicable federal or state consumer protection laws will not be asserted against us, any sub-servicers we engage or our collection agents or other prior owners of our loans in the future. To the extent it is determined that any of our loans were not originated in accordance with all applicable laws, we may be obligated to repurchase such loan from a whole loan buyer, securitization trust or warehouse facility.
We must comply with federal, state and local consumer protection laws including, among others, the federal and state UDAAP laws, the Federal Trade Commission Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act, the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act, the CARES Act and the Dodd-Frank Act. We must also comply with laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (the “TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Personal Information Protection and Electronic Documents Act, applicable laws and regulations of Hong Kong including the Personal Data (Privacy) Ordinance and the Personal Data (Privacy) (Amendment) Ordinance 2012 and the California Consumer Privacy Act (the “CCPA”). Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. laws and regulations related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations.
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
For example, in the first quarter of 2019, we were subject to a consent order from the Federal Trade Commission (the “FTC Consent Order”), which resolved allegations that we misrepresented how much money student loan borrowers have saved or would save from financing their loans with us, in violation of the Federal Trade Commission Act. Under the consent order, we are prohibited from misrepresenting to consumers how much money they would save by using our products, unless the claims are backed up by reliable evidence. In August 2021, we settled charges with the SEC against SoFi Wealth for allegedly breaching its fiduciary duties to clients in connection with the investment of client assets in two ETFs sponsored by Social Finance in 2019. Without admitting or denying the SEC’s findings, SoFi Wealth agreed to a cease-and-desist order, a censure, a penalty of $300 thousand, and to perform certain undertakings.
While we have developed and monitor policies and procedures designed to assist in compliance with laws and regulations, no assurance can be given that our compliance policies and procedures will be effective and that we will not be subject to fines and penalties, including with respect to any alleged noncompliance with the FTC Consent Order. Ambiguities in applicable statutes and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws, difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. We may fail to comply with applicable statutes and regulations even if acting in good faith, or because governmental bodies or courts interpret existing laws or regulations in a more restrictive manner, which may lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on our business.
We hold state licenses that result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired as a result of non-compliance with those requirements.
We currently hold state licenses in connection with our lending activities, our student loan servicing activities, our securities business as well as our money services business activities. Although maintaining state licenses for our lending and servicing activities may become unnecessary as we transition certain of our products to SoFi Bank, for the immediate future, for as long as SoFi Lending Corp. originates or purchases loans, we must comply with certain state licensing requirements and varying compliance requirements in all the states in which we operate and the District of Columbia. Changes in licensing laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing that we or our personnel are unable to meet. In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, collection agencies, and money services businesses. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.
We may not be able to maintain all currently required licenses and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new license, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. For example, in 2019, we applied, through a subsidiary, for a Pennsylvania Mortgage Servicer license. The Commonwealth of Pennsylvania, acting through the Department of Banking and Securities, issued a consent agreement and order, ordering us to pay a $110 thousand fine for engaging in the home loan servicing activity prior to obtaining the license.
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
As a financial services company operating in the securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history in many of the products we offer, our evolving business and our rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations. We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Additionally, the regulatory landscape involving digital assets is constantly evolving and SoFi Digital Assets may be subject to loss of revenue, fines, penalties or loss of regulatory licenses if the SEC or any other regulators issue new regulations or interpretive guidance related to digital assets that prohibit any of our current business practices. Also, due to market volatility, it is difficult to predict how much capital we will need in the future to meet net capital requirements. Any perceived or actual breach of laws and regulations could negatively impact our business, financial condition or results of operations. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter or impair our existing or planned products and services.
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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that govern said communications and the use of automatic telephone dialing systems (“ATDS”), and artificial or pre-recorded voice, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of some of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Florida and other states have mini-TCPA and other similar consumer protection laws regulating telemarketing directed to their residents. These federal and state laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. As currently construed, the TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an “artificial or pre-recorded voice” or an ATDS and certain calls made to numbers properly registered on the federal do not call list. A court may treble the $500 amount upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. As with the TCPA, Florida’s mini-TCPA restricts certain calls and calls and texts made using an automated system to Florida residents without prior consent, allows a plaintiff to obtain $500 for each call or text made in violation of its prohibitions, and permits a court to treble the $500 amount for willful or knowing violations of the statute. Like other companies that rely on telephone and text communications, we may be subject to putative class action suits alleging violations of the TCPA, Florida mini-TCPA or other similar state laws. If in the future we are found to have violated the TCPA, the Florida mini-TCPA or another federal or state law regulating telemarketing, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then the damages could have a material adverse effect on our results of operations and financial condition.
Changes in consumer finance and other applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete.
Consumer finance regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, and cause us to incur significant expense in order to ensure compliance. Federal and state financial services regulators are also enforcing existing laws, regulations, and rules aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our results of operations. As to the parts of our business that operate as a non-bank lender, we are subject to state licensing and usury laws. Furthermore, to the extent applicable, these laws can impose specific statutory liabilities upon creditors who fail to comply with their provisions and may affect the enforceability of a loan. If the application of consumer protection laws were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, our business will be materially adversely affected. Even if we seek to comply with licensing and other requirements that we believe may be applicable to us, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain a license in one or more such jurisdictions, which may have an adverse effect on our business.
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
Anti-discrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act and state law equivalents, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory and enforcement departments and agencies, including the Department of Justice and CFPB, take the position that these laws apply not only to intentional discrimination, but also to facially neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions. State and federal regulators, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Similarly, these regulatory agencies and litigants could take the position that the geographical footprint within which we conduct lending activity or the manner in which we advertise loans, disproportionately excludes potential borrowers belonging to a protected class, and constitutes unlawful “redlining”. In addition to reputational harm, violations of the Equal Credit Opportunity Act and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.
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
The investment advisers are subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our members who are advisory clients, as well as the funds we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our investment advisers have in the past and will in the future be subject to periodic SEC examinations. Our investment advisers are also subject to other requirements under the Advisers Act and related regulations. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part I, Item 3 “Legal Proceedings”.
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
From time to time, SoFi Securities and SoFi Wealth may be threatened with or named as a defendant in lawsuits, arbitrations and administrative claims. The firm is also subject to periodic regulatory examinations and inspections by regulators (including the SEC and FINRA). Compliance and trading problems or other deficiencies or weakness that are reported to regulators, such as the SEC and FINRA, by dissatisfied customers or others, or that are identified by regulators themselves are investigated by such regulators, and may, if pursued, result in formal claims being filed against SoFi Securities and SoFi Wealth by customers or disciplinary action being taken by regulators against the firm or its employees. Our failure to comply with applicable laws or regulations or our own policies and procedures could result in fines, litigation, suspensions of personnel or other sanctions, which could have a material effect on our overall financial results. For example, in August 2021, we settled charges with the SEC against SoFi Wealth for allegedly breaching its fiduciary duties to clients in connection with the investment of client assets in two ETFs sponsored by Social Finance by agreeing to a cease-and-desist order, a censure, a penalty of $300 thousand, and to perform certain undertakings. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and our brand and lead to material legal, regulatory and financial exposure (including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and SoFi Wealth discuss matters raised by its regulators during regulatory examinations or otherwise upon their inquiry. These matters could result in censures, fines, penalties or other sanctions.

Evolving laws and government regulations could adversely affect our Financial Services segment.
Governmental regulation of global financial markets and financial institutions is pervasive and continually evolving. This includes regulation of investment managers and activities, through the implementation of compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; capital requirements; limitations on compensation to managers; books and records, reporting and disclosure requirements; and new or increased regulation of the payments industry such as caps on interchange reimbursement fees and increased scrutiny of routing practices. The effects on us of future regulation, or of changes in the interpretation and enforcement of existing regulation, could have an adverse effect on our investment strategies or our business model. Policy changes and regulatory reform by the U.S. federal government may create regulatory uncertainty for our members’ portfolios and our investment strategies and adversely affect our profitability.
Our business and reputation may be harmed by changes in business, economic or political conditions that impact global financial markets or by a systemic market event.
As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions, changes in the volatility in financial markets (including volatility as a result of the COVID-19 pandemic), significant increases in the volatility or trading volume of particular securities, broad trends in business and finance, changes in the volume of securities trading generally, changes in the markets in which such transactions occur and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions can remain uncertain. A prolonged weakness in equity markets, such as a slowdown causing reduction in trading volume in securities, derivatives or digital assets markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.
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
We currently offer virtual currency and digital asset-related trading services through a subsidiary that is licensed and registered with various governmental authorities as a money service business, money transmitter, virtual currency business or the equivalent. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. For example, SoFi Bank’s activities with respect to digital assets may be restricted. The conditional approval of the bank charter by the OCC was conditioned on SoFi Bank not engaging in any crypto-related activities or services unless it has received a prior written determination of no supervisory objection from the OCC. In addition, in connection with our approval as a bank holding company, the Federal Reserve determined that certain activities of SoFi Digital Assets, LLC in providing members with the ability to buy or sell various digital currencies through SoFi Digital Assets, LLC's omnibus account with a third-party custodian is not a permissible activity under the Bank Holding Company Act and Regulation Y. However, under Section 4 of the Bank Holding Company Act, the Federal Reserve has permitted us to continue our current digital assets related offering for a two-year conformance period from the date we became a bank holding company, with the possibility for three one-year extensions, provided that we do not expand our impermissible activities, except as authorized by the Bank Holding Company Act and Regulation Y, or increase our established risk limits for total customer digital assets maintained in wallets that are accessible online, referred to as “hot wallets”, or held on balance sheet. Treatment of virtual currencies continues to evolve under federal and state law. Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network (“FinCEN”), the Commodity Futures Trading Commission, (the “CFTC”), the Internal Revenue Service (the “IRS”), and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies.

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
Other states may adopt similar statutes and regulations which will require us to obtain a license to conduct digital asset activities. In July 2020, Louisiana adopted the Virtual Currency Business Act, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, and in December 2021, the Louisiana Office of Financial Institutions issued guidance establishing how it will license and regulate virtual currency businesses under the act. Other states, such as Florida and Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to include virtual currencies into existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities. SoFi Digital Assets, LLC is licensed as a money transmitter or the equivalent in a majority of states and the District of Columbia, but may be required to obtain additional licenses in light of evolving regulation of virtual currency businesses.
It is likely that, as blockchain technologies and the use of virtual currencies continues to grow, additional states will take steps to monitor the developing industry and perhaps require us to obtain additional licenses in connection with our virtual currency activity.
There are financial and third party risks associated with using a custodian to store cryptocurrency offerings.
Cryptocurrency is a new and emerging asset class and there are financial and third party risks related to our digital assets offerings, such as inappropriate access to or theft or destruction of digital assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate digital assets holdings, and defaults on financial or performance obligations by counterparty financial institutions. The realization of any one or combination of these risks could materially and adversely affect our financial performance and significantly harm our business.
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
We are also subject to economic and trade sanctions programs administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.
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
We may in the future depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including any debt obligations we may incur. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including SoFi Securities and SoFi Bank. In addition, certain of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including any debt obligations we may incur and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us. Certain rules and regulations of the SEC and FINRA may limit the extent to which our broker-dealer subsidiaries may distribute capital to us. For example, under FINRA rules applicable to SoFi Securities, a dividend in excess of 10% of a member firm’s excess net capital may not be paid without FINRA’s prior written approval. Compliance with these rules may impede our ability to receive dividends, distributions and other payments from SoFi Securities.
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
Various lawmakers, regulators and other public officials have recently made statements about our business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. On October 5, 2021, for example, SEC Chair Gary Gensler, speaking before the U.S. House of Representatives Committee on Financial Services, reiterated his view that payment for order flow and exchange rebates may present a number of conflicts of interest. This follows the Spring 2021 House Committee on Financial Services hearings on the events surrounding the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including payment for order flow (“PFOF”) and options trading. Gary Gensler previously instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. On October 14, 2021, the SEC issued the “Staff Report on Equity and Options Market Structure Conditions in Early 2021.” In its report, the SEC concluded that “consideration should be given to whether game-like features and celebratory animations that are likely intended to create positive feedback from trading lead investors to trade more than they would otherwise,” and that “payment for order flow and the incentives it creates may cause broker-dealers to find novel ways to increase customer trading, including through the use of digital engagement practices.” In addition, on August 27, 2021, the SEC issued a request for information and comments on broker-dealer and investment adviser digital engagement practices (“DEPs”), related tools and methods, regulatory considerations, and potential approaches. In its request, the SEC noted that certain competition practices, such as PFOF, in combination with zero commissions, create incentives for firms to use DEPs to encourage frequent trading, and that these incentives may not be transparent to retail investors. The SEC noted that DEPs can potentially harm retail investors if they prompt them to engage in trading activities that may not be consistent with their investment goals or risk tolerance. Previously, on May 6, 2021, in testimony to the House Committee on Financial Services, Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading and advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. Additionally, on June 9, 2021, Chair Gensler remarked at a public conference that he had instructed the SEC staff to make recommendations for the SEC’s consideration on best execution, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. The regulatory agenda published by the SEC on October 4, 2021, identified that the SEC would be considering proposing rules in the next year to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration and certain other practices. A previous agenda also indicated that the SEC might be considering potential rules related to gamification, behavioral prompts, predictive analytics and differential marketing (although it is unclear if this will materialize).
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
To the extent that the SEC, FINRA or other regulatory authorities or legislative bodies adopt additional regulations or legislation in respect of any of these areas or relating to any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes may not be successful. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations. For more information about the potential impact of legal and regulatory changes, see “We are subject to extensive, complex and evolving laws and regulations, which are interpreted and enforced by various federal, state, and local government authorities”.
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
Should we undertake an international expansion of our business, particularly if we commence doing business in one or more countries of the European Union (the “EU”) or the United Kingdom (the “UK”), we will be required to comply with stringent privacy and data protection laws. Within the EU, legislators have adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. Should we commence doing business in Europe, the GDPR will impose additional obligations and risk upon our business, which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the “UK GDPR”. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

If we do business in the United Kingdom, we will have to comply with both the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover.
In addition, around the world many jurisdictions outside of Europe are also considering and/or have enacted comprehensive data protection legislation. For example, we are subject to stringent privacy and data protection requirements in Hong Kong. Also, many jurisdictions outside of Europe where we may seek to expand our business in the future are also considering and/or have enacted comprehensive data protection legislation. Additional jurisdictions with stringent data protection laws include Brazil and China. We also continue to see jurisdictions, such as Russia, imposing data localization laws, which under Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or with our existing data management practices or the features of our services and platform capabilities. We therefore cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Any such laws, rules, regulations and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.
We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.
We may in the future be subject to federal or state regulatory inquiries regarding our business.
From time to time, in the normal course of business, we may receive or be subject to, inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, SEC, the Federal Reserve, the OCC, the FDIC, the state attorneys general, state financial regulatory agencies, other state or federal agencies, and SROs like FINRA. We also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could have a material adverse effect on our business, financial condition or results of operations. See Part I, Item 3 “Legal Proceedings”.
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
In addition, our platform may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. If we cannot protect our proprietary technology from intellectual property challenges, our ability to maintain the our platform could be adversely affected.
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
We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services, internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our customers and support or carry out certain regulatory obligations. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, digital assets quotes, research reports and other fundamental data that we provide to our customers. These providers and any of our other service providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business.
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
In addition, a number of participants in the financial services industry have been the subject of: putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. For example, we are defendants in a putative class action in which it was alleged that we engaged in unlawful lending discrimination through policies and practices by making applicants who are conditional permanent residents or DACA holders ineligible for loans or eligible only with a co-signer who is United States citizen or lawful permanent resident. In January 2022, the parties advised the court that they had reached agreement on nearly all material terms of the settlement, were in the process of documenting the settlement and accompanying class action settlement notice and claim form, and that plaintiffs expected to file a motion for preliminary approval of the settlement on or before March 28, 2022. In addition, Galileo was a defendant in a putative class action in which various claims arising from an intermittent disruption in service experienced by certain holders of deposit accounts at one of Galileo’s clients, which prevented individuals from accessing or using account funds for a period of time. The parties entered into a class action settlement agreement to resolve the claims in the action. See Part I, Item 3. “Legal Proceedings” for further information about this action.
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
In addition, from time to time, through our operational and compliance controls, we identify compliance and other issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted members. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of members impacted, and also could generate litigation or regulatory investigations that subject us to additional risk. See Part I, Item 3 “Legal Proceedings”.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, who have significant experience in the financial services and technology industries, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Furthermore, many candidates evaluate year over year stock growth trends for a sense of the potential long-term value of their proposed stock awards, or have recently begun to discount the value of growth stocks on the whole. The volatility of the market price of our common stock could harm ability to attract and retain talent. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

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
We transitioned to a flexible-first workforce model, which could subject us to increased business continuity and cyber risks, as well as other operational challenges and risks that could significantly harm our business and operations.
In response to the COVID-19 pandemic, we transitioned to a flexible-first workforce model that not only puts the health and safety of our employees first, but also takes into account what our employees need to be successful. We now offer all of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains 100% voluntary, unless a person’s role requires them to be on site to do their job. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.
While most of our operations can be performed remotely and have operated effectively during the pandemic, there is no guarantee that this will continue or that we will continue to be as effective while operating a flexible-first workforce model because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures and mandated quarantines or a family member who becomes sick), and employees may become sick themselves and be unable to work. Additionally, operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. If we are unable to manage the cybersecurity and other risks of a flexible-first workforce model, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise adversely impacted.
Our business is subject to the risks of natural disasters, power outages, telecommunications failures and similar events, including COVID-19 and additional public health crises, and to interruptions by human-made problems such as terrorism, cyberattack, and other actions, which may impact the demand for our products or our members’ ability to repay their loans.
Events beyond our control may damage our ability to maintain our platform and provide services to our members. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, such as the ongoing COVID-19 pandemic or other infectious diseases, power outages, telecommunications failures and similar events. See “ —COVID-19 Pandemic Risks” for further discussion of risks related to the COVID-19 pandemic. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our members, disruptions could harm our ability to effectively run our business. Moreover, our members and customers face similar risks, which could directly or indirectly impact our business. For example, in October 2019, one of Galileo's customers experienced intermittent disruptions in service, which prevented its customers from accessing or using their deposit accounts. Galileo was named as a defendant in a putative class action as a result of the disruption in service its customer experienced, captioned as Richards, et. al v. Chime Financial, Inc., Galileo Financial Technologies and The Bancorp, Inc., Civil Action No. 4:19-cv-6864-HSG (N.D. Cal.), filed in the United States District Court for the Northern District of California in October 2019, and entered into a class action settlement to resolve the claims. See Part I, Item 3 “Legal Proceedings” for further information about this matter. We currently use Amazon Web Services (“AWS”) and would be unable to switch instantly to another system in the event of failure to access AWS. This means that an outage of AWS could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks and other criminal, tortious or unintentional actions could also give rise to significant disruptions to our operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and other risks may reduce demand for our products or cause our members to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to satisfy their obligations towards us. All of the foregoing could materially and adversely affect our business, results of operations and financial condition.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, a report by management on internal control over financial reporting, and an attestation of our independent registered public accounting firm will be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In accordance with the considerations pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations, beginning with our annual report on Form 10-K for the year ended December 31, 2022, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our annual reports on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.
The internal control assessment required by Section 404 of Sarbanes-Oxley has diverted internal resources and we have and may experience higher operating expenses, higher independent auditor and consulting fees in the future. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any new or revised accounting rules in the future, as necessary, we are in the process of upgrading SoFi’s legacy information technology systems; implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business. For example, our continuing growth and expansion in globally dispersed markets, such as our anticipated acquisition of Technisys, may place significant additional pressure on our system of internal control over financial reporting, as acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at companies we acquire. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in its financial reporting, which could negatively impact the price of our securities.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the public warrants and private placement warrants issued initially by SCH. Following the issuance of the SEC statement, on April 22, 2021, SCH concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, SCH identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we inherited this material weakness and the warrants.
As a result of the material weakness, the restatement, the change in accounting for the SoFi Technologies warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could cause us to fail to timely detect errors and severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
We have incurred and will continue to incur increased costs as a result of operating as a relatively new public company, and our management will continue to devote substantial time to new compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and we expect will continue to devote a substantial amount of time to these compliance initiatives. Furthermore, new or changes to existing rules and regulations in the future may increase our legal and financial compliance costs and make some activities more time-consuming and costly, which would increase our net loss for the foreseeable future. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, its board committees or as executive officers.

Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies increases the amount of their time devoted to these activities, which will result in less time being devoted to the management and growth of the business. We continue to evaluate whether we have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. If we are required to expand our employee base and hire additional employees to support our operations as a public company, our operating costs will increase in future periods. See “Risk Management and Financial Reporting Risks — If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline”.
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including interest rate risk, credit risk, deposit risk, market risk, liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the loan purchaser. Our exposure to credit risk mainly arises from our lending activities. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position and at the broker-dealer subsidiary level. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
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
Reputational risk is the risk arising from possible negative perceptions of us, whether true or not, among our current and prospective members, counterparties, employees, and regulators. The potential for either enhancing or damaging our reputation is inherent in almost all aspects of business activity. We attempt to manage this risk through our commitment to a set of core values that emphasize and reward high standards of ethical behavior, maintaining a culture of compliance, and by being responsive to member and regulatory requirements.

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
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members and prospective members. We also have arrangements in place with certain third-party service providers that require us to share consumer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information/cyber security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We and third-party service providers have experienced such instances in the past and expect to continue to experience them in the future. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Cyber security risks in the financial services industry have increased recently, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security breaches involving the theft of non-public and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. We also may fail to detect the existence of a security breach related to the information of our members.
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
We collect, process, store, use, share and/or transmit a large volume of personally identifiable information (“PII”) and other non-public data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of PII and non-public data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA granted additional consumer rights with respect to data privacy in California. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The CCPA is subject to further amendments pending certain proposed regulations that are being reviewed and revised by the California Attorney General. While personal information that we process is exempt from the GLBA, the CCPA regulates other personal information that we collect and process in connection with the business. We cannot predict the impact of the CCPA on our business, operations or financial condition, but it could require us to modify certain processes or procedures, which could result in additional costs and liability. Additionally, our broker-dealer and investment adviser are subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights.
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
Virginia and Colorado recently enacted comprehensive privacy laws that are similar to the CCPA and CPRA and we expect more states to enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
Risks Related to Ownership of Our Securities
The price of our common stock has fluctuated and may be volatile in the future.
The price of our common stock has fluctuated and may continue to fluctuate due to a variety of factors, including:
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
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, inflation, local and national elections, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.
We do not intend to pay cash dividends on our common stock for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board of Directors deems relevant.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Sales of a substantial number of shares upon any future waivers or expiration of lock-up agreements entered into by our stockholders, or the perception that such sales may occur, could have a material and adverse effect on the trading price of our common stock. For example, lock-up restrictions entered into in connection with the Business Combination have expired. As such, sales of a substantial number of shares of common stock in the public market could occur at any time. We have filed with the SEC, and the SEC has declared effective, a registration statement covering shares of our common stock issued in connection with the Agreement, including shares issued to the Third Party PIPE Investors, among others, to facilitate such sales. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our common stock to decline or increase the volatility in the market price of our common stock.
Our warrants are exercisable for shares of common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
In December 2021, we completed the redemption of outstanding warrants to purchase shares of the Company’s common stock that were issued under the Warrant Agreement, dated October 8, 2020. There are 12,170,990 Series H warrants issued in connection with the Series 1 and Series H preferred stock issuances in December 2019 that remain outstanding and were previously converted into SoFi Technologies common stock warrants. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.
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
If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences, including:
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We primarily operate through a network of leased properties, including largely office spaces, which are primarily located in the United States. We believe our existing facilities are adequate to meet our current business requirements and that we will be able to find suitable space to accommodate any potential future expansion. Our leased properties total approximately 400,000 square feet, with the most significant properties and the reportable segments that primarily utilize those properties as follows:

Location	Approximate Square Footage	Segments(1)
California (San Francisco HQ, Healdsburg)	105,000	L, FS
Utah (Cottonwood Heights, Sandy, Murray)	154,000	L, TP, FS
Florida (Jacksonville)	37,000	L, FS
Delaware (Claymont)	28,000	L, FS
Montana (Helena)	20,000	L
New York (New York City)	13,000	L, FS
Texas (Frisco)	13,000	L, FS
Washington (Seattle)	10,000	L, FS
___________________
(1)Segment references include: L = Lending, TP = Technology Platform, and FS = Financial Services.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 16 to the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
On June 1, 2021, our common stock began trading on the Nasdaq Global Select Market under the symbol “SOFI”. Prior to that time, there was no public market for our stock. As of February 15, 2022, there were 530 holders of record of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.
Securities Authorized for Issuance Under Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our 2021 fiscal year, and is incorporated by reference in this Annual Report on Form 10-K. Additionally, refer to Note 13 to the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information on our equity compensation plans.

Performance Graph
The following graph shows the cumulative seven-month total stockholder return on our common stock compared to the cumulative total returns of the Nasdaq Composite index and the S&P Financial index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends, as applicable) from June 1, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) to December 31, 2021.

Comparison of 7-Month Cumulative Total Return
$120
$100
$80
$60
6/1/2021
6/30/2021
9/30/2021
12/31/2021
Nasdaq Composite
S&P Financial
SoFi

	June 1, 2021	June 30, 2021	September 30, 2021	December 31, 2021
SoFi	$100.00	$84.64	$70.11	$70.42
Nasdaq Composite	100.00	105.64	105.40	114.30
S&P Financial	100.00	96.40	99.05	103.57
Recent Sales of Unregistered Securities
In connection with our acquisition of 8 Limited in April 2020, 320,649 shares were contingently issuable, subject to an indemnification period which expired in October 2021. At that time, we issued all of the shares as unregistered shares under Rule 145 to the former shareholders of 8 Limited.
Issuer Purchases of Equity Securities
We did not have any purchases of our equity securities during the fourth quarter of 2021.
Dividends
We have never declared nor paid cash dividends on our common stock. The terms of our Series 1 preferred stock provide for the payment of semiannual dividends on the 30th day of June and 31st day of December of each year. Other than with respect to our Series 1 preferred stock, we currently do not intend to pay cash dividends in the foreseeable future.
Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors”. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
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
Business Overview
Our three reportable segments and their respective offerings as of December 31, 2021 were as follows:

Lending		Technology Platform		Financial Services
•	Student Loans(1)	•	Technology Platform Services (Galileo)	•	SoFi Money
•	Personal Loans			•	SoFi Invest(2)
•	Home Loans			•	SoFi Relay
				•	SoFi Credit Card
				•	SoFi At Work
				•	SoFi Protect
				•	Lantern Credit
				•	Equity capital markets and advisory services
__________________
(1)Composed of in-school loans and student loan refinancing.
(2)Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. SoFi Invest also includes our brokerage accounts through 8 Limited in Hong Kong.
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Once someone becomes a member, they are always considered a member unless they violate our terms of service. Our members have continuous access to our certified financial planners (“CFPs”), our career advice services, our member events, our content, educational material, news, and our tools and calculators, which is provided at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Since our inception through December 31, 2021, we have served approximately 3.5 million members who have used approximately 5.2 million products on the SoFi platform.

Members
In Thousands
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
We believe we are in the early stages of realizing the benefits of the Financial Services Productivity Loop. During the year ended December 31, 2021, approximately 600,000 members became multi-product members.
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services called SoFi At Work, and have become interconnected with the SoFi platform. While these enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future. Further, Galileo has approximately 100 million total accounts on its platform (including SoFi accounts) as of December 31, 2021. Galileo started contributing new accounts to the SoFi ecosystem during the second quarter of 2020.
National Bank Charter.  A key element of our long-term strategy has been to secure a national bank charter. In February 2022, we acquired Golden Pacific pursuant to the “Bank Merger”, pursuant to which we acquired all of the outstanding equity interests in Golden Pacific and its wholly-owned subsidiary, Golden Pacific Bank, for total cash purchase consideration of $22.3 million. Upon closing the Bank Merger, we became a bank holding company and Golden Pacific Bank began operating as SoFi Bank. Golden Pacific’s community bank business will continue to operate as a division of SoFi Bank.
In order to be compliant with all applicable regulations, to operate to the satisfaction of the banking regulators, and to successfully execute our business plan for SoFi Bank, we have built out and continue to expand the required infrastructure to run SoFi Bank and to operate as a bank holding company. This effort spans our people and organization, technology, marketing/product management, risk management, compliance, and control functions. We incurred direct costs associated with securing our national bank charter of $17.0 million during the year ended December 31, 2021 and $3.7 million during the year ended December 31, 2020, which consisted primarily of professional fees and compensation and benefits costs.
We have begun to transfer SoFi Money products to SoFi Bank and intend to continue to transfer our SoFi Money, lending, and SoFi Credit Card products to SoFi Bank over time. We have begun to allow existing members to convert their SoFi Money cash management accounts into deposit accounts held at SoFi Bank. Further, we expect to begin accepting new loan applications and originating new loans within SoFi Bank over time.
IPO Investment Center.    Through our FINRA-registered broker-dealer subsidiary, SoFi Securities LLC (“SoFi Securities”), we are licensed to underwrite securities offerings. In March 2021, we launched an initial public offering (“IPO”) investment center that allows members with a SoFi active invest account to invest in initial public offerings. Through this offering, we earn underwriting fees for participating in the underwriting syndicate for IPO deals, or we recognize dealer fees for providing dealer services in partnership with underwriting syndicates for IPOs. Together, these services are referred to as “equity capital markets services”. During the year ended December 31, 2021, we recognized revenue of $2.6 million within noninterest income—other in the consolidated statements of operations and comprehensive income (loss) associated with our IPO Investment Center services.
Our Reportable Segments
We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. See Item 1 “Business—Our Products” for a discussion of our segments, their corresponding products and the ways in which those products generate revenues and/or incur expenses for the Company.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic. Although the long-term effects of the COVID-19 pandemic globally and in the United States remain unknown and consumer activity began to recover and many government mandates to restrict daily activities were lifted, worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement of restrictions and health and safety related measures in response to the emergence of new variants, such as the Delta and Omicron variants, contributed to the volatility of ongoing recovery. There can be no assurance that economic recovery will continue or that consumer behavior will return to pre-pandemic levels. Through our business continuity program, which was expanded in response to the COVID-19 pandemic, we continue to monitor the recommendations and protocols published by the U.S. Centers for Disease Control and Prevention (“CDC”) and the World Health Organization, as well as state and local governments, and to communicate with employees on a regular basis to provide updated information and corporate policies. Since the onset of the COVID-19 pandemic, we have taken a number of measures to proactively support our members, applicants for new loans and employees.
Members:   We have and will continue to approach hardship programs from a member-first perspective. In addition to our Unemployment Protection Plan, which remains available to all eligible members, we launched comprehensive forbearance programs that provided meaningful FEMA disaster hardship relief. We discontinued enrollment in our COVID-19 forbearance programs, which were designed to be temporary in nature, for personal loans and student loans on March 31, 2021 and April 30, 2021, respectively. Although enrollment in COVID-19 forbearance programs for home loans remains open, new requests remain low and are primarily related to extensions of existing forbearance. There were no personal loans or student loans in this category as of December 31, 2021 due to the COVID-19 pandemic. Subject to eligibility, members may participate in other customary hardship programs.
Applicants: In response to deteriorating economic conditions and market uncertainty amid the COVID-19 pandemic, in 2020 we proactively executed our recession readiness credit risk strategies, which included introducing elevated credit eligibility requirements for personal loans, thorough validation of income and income continuity, and limiting loan amounts. Throughout the first half of 2021, we adapted our elevated credit eligibility requirements for personal loans through phases of reopening following our metric-driven, return-to-normalcy action plan. Additionally, in the third quarter of 2021, we implemented a proprietary Recession Early Warning System (“REWS”), which applies a set of internal and external indicators to assist us in closely monitoring economic conditions and to be more proactive and agile in taking decisive credit actions in the event of an economic downturn. REWS is currently enabled for personal loans only, as it is a product with higher credit risk.
Employees: In order to safeguard the health and safety of our team members and their families, we virtualized our entire organization beginning in March 2020. We offer, and plan to continue to offer, all of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains 100% voluntary, unless a person’s role requires them to be on site to do their job. We will continue to align our office protocols with evolving CDC, state and local guidelines to continue to safeguard the health and safety of our team members and their families.
See Item 1A “Risk Factors—COVID-19 Pandemic Risks” for additional discussion of the risks and uncertainties associated with the repercussions of the ongoing COVID-19 pandemic.

Executive Overview
The following tables display key financial measures for our three reportable segments and our consolidated company that are used, along with our key business metrics, by management to evaluate our business, measure our performance, identify trends and make strategic decisions. Contribution profit (loss) is the primary measure of segment-level profit and loss reviewed by management and is defined as total net revenue for each reportable segment less expenses directly attributable to the corresponding reportable segment and, in the case of our Lending segment, adjusted for fair value adjustments attributable to assumption changes associated with our servicing rights and residual interests classified as debt. See “Results of Operations”, “Summary Results by Segment” and “Non-GAAP Financial Measures” herein for discussion and analysis of these key financial measures.

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Lending
Total interest income	$348,160	$354,383	$593,644
Total interest expense	(90,058)	(155,038)	(268,055)
Total noninterest income	480,221	281,521	108,712
Total net revenue	738,323	480,866	434,301
Adjusted net revenue(1)(2)	763,776	536,541	442,971
Contribution profit(1)	399,607	241,729	92,460
Technology Platform(1)
Total interest expense	$(29)	$(107)	$—
Total noninterest income	194,915	96,423	795
Total net revenue(3)	194,886	96,316	795
Contribution profit	64,447	53,889	795
Financial Services(1)
Total interest income	$5,607	$2,796	$5,950
Total interest expense	(1,842)	(2,312)	(5,336)
Total noninterest income	54,313	11,386	3,318
Total net revenue	58,078	11,870	3,932
Contribution loss(3)	(134,918)	(132,096)	(118,800)
Other(4)
Total interest income	$1,253	$6,358	$8,599
Total interest expense	(10,847)	(28,149)	(4,968)
Total noninterest income (loss)	3,179	(1,729)	—
Total net revenue (loss)(3)	(6,415)	(23,520)	3,631
Consolidated
Total interest income	$355,020	$363,537	$608,193
Total interest expense	(102,776)	(185,606)	(278,359)
Total noninterest income	732,628	387,601	112,825
Total net revenue	984,872	565,532	442,659
Adjusted net revenue(1)(2)	1,010,325	621,207	451,329
Net loss	(483,937)	(224,053)	(239,697)
Adjusted EBITDA(2)	30,221	(44,576)	(149,222)
_________________
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
(2)Adjusted net revenue and adjusted EBITDA are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures, see “Non-GAAP Financial Measures” herein.

(3)Technology Platform segment total net revenue for the years ended December 31, 2021 and 2020 includes $1,863 and $686, respectively, of intercompany technology platform fees earned by Galileo from SoFi, which is a Galileo client. There is an equal and offsetting expense reflected within the Financial Services segment contribution loss representing the intercompany technology platform fees incurred to Galileo. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within “Other” and the expense represents a reconciling item of segment contribution profit (loss) to consolidated loss before income taxes. The prior year information was recast to conform to the current year presentation. See Note 18 to the Notes to Consolidated Financial Statements for additional information.
(4)“Other” primarily includes total net revenue associated with corporate functions, non-recurring gains from non-securitization investment activities and interest income and realized gains and losses associated with investments in available-for-sale (“AFS”) debt securities, all of which are not directly related to a reportable segment. For further discussion, see Note 18 to the Notes to Consolidated Financial Statements.
Key Recent Developments
We continue to execute on our growth and other strategic initiatives and, in doing so, we have celebrated launches across our product suite and strategic partnerships, establishing ourselves as a platform that enables individuals to borrow, save, spend, invest, and protect their assets. Some of our key recent achievements are discussed below.
In February 2022, we entered into the Technisys Merger. Technisys is a cloud-native digital and core banking platform with an existing footprint of established banks, digital banks and fintechs in Latin America. See Note 2 to the Notes to Consolidated Financial Statements for additional information on the Technisys Merger.
In February 2022, we closed the Bank Merger, after which we became a bank holding company and Golden Pacific Bank began operating as SoFi Bank. Following the Bank Merger, we have begun to transfer SoFi Money products to SoFi Bank and intend to continue to transfer our SoFi Money, lending, and SoFi Credit Card products to SoFi Bank over time. We believe operating a national bank will allow us to provide members and prospective members broader and more competitive options across their financial services needs, including deposit accounts, and lower our cost to fund loans (by utilizing our members’ deposits held at SoFi Bank to fund our loans), which we expect will enable us to offer lower interest rates on loans to members as well as offer higher interest rates on member deposit accounts. See “Business Overview—National Bank Charter” herein, as well as Item 1 “Business—Company Overview—National Bank Charter” and Note 2 to the Notes to Consolidated Financial Statements for additional information on our regulatory approval process and the Bank Merger.
In January 2021, Social Finance entered into the Agreement by and among SoFi, SCH, and Plutus Merger Sub Inc. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021, upon which SoFi survived the merger and became a wholly owned subsidiary of SCH, which concurrently changed its name to “SoFi Technologies, Inc.” On June 1, 2021, shares of SoFi Technologies’ common stock and SoFi Technologies’ warrants began trading on the Nasdaq under the symbols “SOFI” and “SOFIW”, respectively, in lieu of the ordinary shares, warrants and units of SCH. See Note 2 to the Notes to Consolidated Financial Statements for additional information on the transaction. The SoFi Technologies warrants ceased trading on the Nasdaq and were delisted following their redemption on December 6, 2021.
In September 2020, we celebrated the official opening of SoFi Stadium associated with the establishment in September 2019 of a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California, a multi-purpose sports and entertainment district that serves as the stadium for the National Football League teams the Los Angeles Chargers and Los Angeles Rams. SoFi's partnership with the owner of the LA Stadium and Entertainment District at Hollywood Park (“StadCo”) provides SoFi with exclusive naming rights of the stadium and official partnerships with the Los Angeles Chargers and Los Angeles Rams and with the performance venue, which shares a roof with the stadium, and the surrounding planned entertainment district, which is anticipated to include office space, retail space and hotel and dining options. The 20-year partnership, across the naming rights and sponsorship agreements, collectively requires SoFi to pay sponsorship fees quarterly in each contract year for an aggregate total of $625.0 million. See Note 16 to the Notes to Consolidated Financial Statements for discussion of an associated contingent matter.
In May 2020, we completed our acquisition of Galileo for a purchase price of $1.2 billion. Galileo provides technology platform services to financial and non-financial institutions.
In April 2020, we acquired 8 Limited, a Hong Kong based investment business, for a purchase price of $16.1 million. Our acquisition of 8 Limited marked our first expansion outside the United States and enables our non-United States members to experience many of the product features we have developed in the United States for SoFi Invest, including non-digital assets trading.
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

Annual Adjusted Net Revenue
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented below for the years indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Total net revenue	$984,872	$565,532	$442,659
Servicing rights – change in valuation inputs or assumptions(1)	2,651	17,459	(8,487)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	22,802	38,216	17,157
Adjusted net revenue	$1,010,325	$621,207	$451,329
__________________
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

We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented below for the quarterly periods indicated:

	Quarter Ended
($ in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total net revenue	$285,608	$272,006	$231,274	$195,984	$171,491	$200,787	$114,952	$78,302
Servicing rights – change in valuation inputs or assumptions(1)	(9,273)	(409)	224	12,109	1,127	4,671	18,720	(7,059)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	3,541	5,593	5,717	7,951	9,401	11,301	2,578	14,936
Adjusted net revenue	$279,876	$277,190	$237,215	$216,044	$182,019	$216,759	$136,250	$86,179
__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment for the years indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Total net revenue – Lending	$738,323	$480,866	$434,301
Servicing rights – change in valuation inputs or assumptions(1)	2,651	17,459	(8,487)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	22,802	38,216	17,157
Adjusted net revenue – Lending	$763,776	$536,541	$442,971
__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as discussed further below), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vi) transaction-related expenses, (vii) fair value changes in warrant liabilities, and (viii) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions. We believe adjusted EBITDA provides a useful measure for period-over-period comparisons of our business, as it removes the effect of certain non-cash items and certain charges that are not indicative of our core operating performance or results of operations. It is also a measure that management relies upon to evaluate cash flows generated from operations, and therefore the extent of additional capital, if any, required to invest in strategic initiatives. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income (loss). Some of the limitations of adjusted EBITDA include that it does not reflect the impact of working capital requirements or capital expenditures and it is not a universally consistent calculation among companies in our industry, which limits its usefulness as a comparative measure.

Annual Adjusted EBITDA
We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, below for the years indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net loss	$(483,937)	$(224,053)	$(239,697)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	10,345	27,974	4,962
Income tax expense (benefit)(2)	2,760	(104,468)	98
Depreciation and amortization(3)	101,568	69,832	15,955
Share-based expense	239,371	100,778	61,419
Impairment expense(4)	—	—	2,205
Transaction-related expense(5)	27,333	9,161	—
Fair value changes in warrant liabilities(6)	107,328	20,525	(2,834)
Servicing rights – change in valuation inputs or assumptions(7)	2,651	17,459	(8,487)
Residual interests classified as debt – change in valuation inputs or assumptions(8)	22,802	38,216	17,157
Total adjustments	514,158	179,477	90,475
Adjusted EBITDA	$30,221	$(44,576)	$(149,222)
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense primarily included (i) interest on our revolving credit facility, (ii) amortization of debt discount and debt issuance costs on our convertible notes, and (iii) interest on the seller note issued in connection with our acquisition of Galileo. Our adjusted EBITDA measure does not adjust for interest expense on warehouse facilities and securitization debt, which are recorded within interest expense—securitizations and warehouses in the consolidated statements of operations and comprehensive income (loss), as these interest expenses are direct operating expenses driven by loan origination and sales activity. Additionally, our adjusted EBITDA measure does not adjust for interest expense on SoFi Money deposits or interest expense on our finance lease liability in connection with SoFi Stadium, which are recorded within interest expense—other, as these interest expenses are direct operating expenses driven by SoFi Money deposits and finance leases, respectively. The fluctuations in interest expense were impacted by interest expense on the Galileo seller note, which was issued in May 2020 and repaid in February 2021, as well as the amortization of debt discount and debt issuance costs on our convertible notes, which were issued in October 2021. Revolving credit facility interest expense decreased modestly during 2021 relative to 2020, as a higher average balance in 2021 was more than offset by a decrease in LIBOR, and increased during 2020 relative to 2019 primarily due to a higher average balance following the acquisition of Galileo.
(2)Our income tax expense positions in 2021 and 2019 were primarily a function of SoFi Lending Corp.’s profitability in state jurisdictions where separate filings are required. Our income tax benefit position in 2020 was primarily due to a partial release of our valuation allowance in the second quarter in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020. See Note 14 to the Notes to Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for 2021 increased compared to 2020 primarily due to the amortization of intangible assets recognized during the second quarter of 2020 associated with the Galileo and 8 Limited acquisitions, amortization of purchased and internally-developed software, and depreciation related to SoFi Stadium fixed assets, partially offset by a decrease related to the acceleration of core banking infrastructure amortization. Depreciation and amortization expense for 2020 compared to 2019 increased primarily due to amortization expense on intangible assets acquired during the second quarter of 2020 from Galileo and 8 Limited, acceleration of core banking infrastructure amortization, and amortization of purchased and internally-developed software.
(4)Impairment expense in 2019 primarily includes software abandonment.

(5)Transaction-related expenses during 2021 included a $21.2 million special payment to the Series 1 preferred stockholders in conjunction with the Business Combination and financial advisory and professional costs associated with transactions that occurred during the period. We incurred such costs as follows: (i) $2.2 million related to our acquisition of Golden Pacific Bank, (ii) $3.3 million related to a recently announced acquisition, and (iii) $0.6 million related to debt and equity transactions, including our convertible debt, capped call and secondary offering on behalf of certain investors. During 2020, transaction-related expenses included certain costs, such as financial advisory and professional services costs, associated with our acquisitions of Galileo and 8 Limited.
(6)Our adjusted EBITDA measure excludes the non-cash fair value changes in warrants accounted for as liabilities, which were measured at fair value through earnings. The amounts in 2019 and 2020, as well as a portion of 2021, related to changes in the fair value of Series H warrants issued by Social Finance in 2019 in connection with certain redeemable preferred stock issuances. We did not measure the Series H warrants at fair value subsequent to May 28, 2021 in conjunction with the Business Combination, as they were reclassified into permanent equity. In addition, in conjunction with the Business Combination, SoFi Technologies assumed certain common stock warrants (“SoFi Technologies warrants”) that were accounted for as liabilities and measured at fair value on a recurring basis. The fair value of the SoFi Technologies warrants was based on the closing price of ticker SOFIW and, therefore, fluctuated based on market activity. The vast majority of outstanding SoFi Technologies warrants were exercised during the fourth quarter of 2021, and therefore the Company incurred gains and losses associated with fair value changes until the warrant liabilities converted into SoFi common stock. The remaining unexercised warrants were redeemed at a redemption price of $0.10 on December 6, 2021. See Note 9 to the Notes to Consolidated Financial Statements for additional information.
(7)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment and default rates and discount rates. This non-cash change is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, these positive and negative changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.
(8)Reflects changes in fair value inputs and assumptions, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.
We reconcile adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for the quarterly periods indicated below:

	Quarter Ended
($ in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net income (loss)	$(111,012)	$(30,047)	$(165,314)	$(177,564)	$(82,616)	$(42,878)	$7,808	$(106,367)
Non-GAAP adjustments:
Interest expense – corporate borrowings	2,593	1,366	1,378	5,008	19,125	4,346	3,415	1,088
Income tax expense (benefit)	1,558	181	(78)	1,099	(4,949)	192	(99,768)	57
Depreciation and amortization	26,527	24,075	24,989	25,977	25,486	24,676	14,955	4,715
Share-based expense	77,082	72,681	52,154	37,454	30,089	26,551	24,453	19,685
Transaction-related expense	2,753	1,221	21,181	2,178	—	297	4,950	3,914
Fair value changes in warrant liabilities	10,824	(64,405)	70,989	89,920	14,154	4,353	(861)	2,879
Servicing rights – change in valuation inputs or assumptions	(9,273)	(409)	224	12,109	1,127	4,671	18,720	(7,059)
Residual interests classified as debt – change in valuation inputs or assumptions	3,541	5,593	5,717	7,951	9,401	11,301	2,578	14,936
Total adjustments	115,605	40,303	176,554	181,696	94,433	76,387	(31,558)	40,215
Adjusted EBITDA	$4,593	$10,256	$11,240	$4,132	$11,817	$33,509	$(23,750)	$(66,152)

Key Business Metrics
The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions.

	December 31,			2021 vs. 2020 % Change	2020 vs. 2019 % Change
	2021	2020	2019
Members	3,460,298	1,850,871	976,459	87%	90%
Total Products	5,173,197	2,523,555	1,185,362	105%	113%
Total Products — Lending segment	1,078,952	917,645	798,005	18%	15%
Total Products — Financial Services segment	4,094,245	1,605,910	387,357	155%	315%
Total Accounts — Technology Platform segment(1)	99,660,657	59,735,210	—	67%	n/m
__________________
(1)Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 18 to the Notes to Consolidated Financial Statements. Intercompany revenue is eliminated in consolidation. We recast the total accounts as of December 31, 2020 to conform to the current year presentation, which resulted in an increase of 375,367 in total accounts as of such date.
See “Summary Results by Segment” for additional metrics we review at the segment level.
Members
We refer to our customers as “members”, which we define as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. See “Business Overview”. We view members as an indication not only of the size and a measurement of growth of our business, but also as a measure of the significant value of the data we have collected over time. The data we collect from our members helps us to, among other things: (i) assess loan life performance data on each loan in our ecosystem, which can inform risk-based interest rates that we can offer our members, (ii) understand our members’ spending behavior to identify and suggest other products we offer that may align with the members’ financial needs, and (iii) enhance our opportunities to sell additional products to our members, as our members represent a vital source of marketing opportunities. When we provide additional products to members, it helps improve our unit economics per member, as we save on marketing costs that we would otherwise incur to attract new members. It also increases the lifetime value of an individual member. This in turn enhances our Financial Services Productivity Loop. Member growth is generally an indicator of future revenue, but is not directly correlated with revenues, since not all members who sign up for one of our products fully utilize or continue to use our products, and not all of our products (such as our complimentary product, SoFi Relay) provide direct sources of revenue.
Total Products
Total products refers to the aggregate number of lending and financial services products that our members have selected on our platform since our inception through the reporting date, whether or not the members are still registered for such products. In our Lending segment, total products refers to the number of home loans, personal loans and student loans that have been originated through our platform through the reporting date, whether or not such loans have been paid off. If a member has multiple loan products of the same loan product type, such as two personal loans, that is counted as a single product. However, if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products. In our Financial Services segment, total products refers to the number of SoFi Money accounts, SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which relate to an arrangement in the third quarter of 2021 and are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. Our members can select any one or combination of the three types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. Total products is a primary indicator of the size and reach of our Lending and Financial Services segments. Management relies on total products metrics to understand the effectiveness of our member acquisition efforts and to gauge the propensity for members to use more than one product.

Products
In Thousands
Total lending products were composed of the following as of the dates indicated:

	December 31,			2021 vs. 2020		2020 vs. 2019
Lending Products	2021	2020	2019	Variance	% Change	Variance	% Change
Home loans	23,035	13,977	7,859	9,058	65%	6,118	78%
Personal loans	610,348	501,045	445,559	109,303	22%	55,486	12%
Student loans	445,569	402,623	344,587	42,946	11%	58,036	17%
Total lending products	1,078,952	917,645	798,005	161,307	18%	119,640	15%
Total financial services products were composed of the following as of the dates indicated:

	December 31,			2021 vs. 2020		2020 vs. 2019
Financial Services Products	2021	2020	2019	Variance	% Change	Variance	% Change
Money	1,436,955	645,502	156,603	791,453	123%	488,899	312%
Invest	1,595,143	531,541	181,817	1,063,602	200%	349,724	192%
Credit Card	91,216	6,445	—	84,771	n/m	6,445	n/m
Referred loans(1)	7,659	—	—	7,659	n/m	—	n/m
Relay	930,181	408,735	43,012	521,446	128%	365,723	850%
At Work	33,091	13,687	5,925	19,404	142%	7,762	131%
Total financial services products	4,094,245	1,605,910	387,357	2,488,335	155%	1,218,553	315%
__________________
(1)     This product type is limited to loans wherein we provide third party fulfillment services.
Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 18 to the Notes to Consolidated Financial Statements, which includes intercompany revenue from SoFi. Intercompany revenue is eliminated in consolidation. We recast the total accounts as of December 31, 2020 to conform to the current year presentation. No total accounts information is reported prior to our acquisition of Galileo on May 14, 2020. Total accounts is a primary indicator of the accounts dependent upon Galileo’s technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in technology platform fees for the Technology Platform segment.
Key Factors Affecting Operating Results
Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our loan origination volume, financial services products and member activity on our platform, growth in

Galileo accounts, competition and industry trends, general economic conditions and our ability to optimize our national bank charter.
Origination Volume
Our Lending segment is our largest segment, comprising 75%, 85% and 98% of total net revenue during the years ended December 31, 2021, 2020 and 2019, respectively. We are dependent upon the addition of new members and new activity from existing members within our Lending segment to generate origination volume, which we believe is a contributor to Lending segment net revenue. We believe we have a high-quality loan portfolio, as indicated by our Lending segment weighted average origination FICO score of 761 during the year ended December 31, 2021. See “Industry Trends and General Economic Conditions” for the impact of specific economic factors, including those resulting from the COVID-19 pandemic, on origination volume.
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
Galileo Account Growth
During 2020, we acquired Galileo, which primarily provides technology platform services to financial and non-financial institutions, to enable us to diversify our business from a primarily consumer-based business to also serve enterprises that rely upon Galileo’s integrated platform-as-a-service to serve their clients. We are dependent on growth in the number of accounts at Galileo, which is an indication of the amount of users that are dependent upon the technology platform for a variety of products and services, including virtual card products, virtual wallets, peer-to-peer and bank-to-bank transfers, early paychecks and relying on real-time authorizations, all of which generate revenue for Galileo.
Competition
We face competition from several financial services institutions given our status as a diversified financial services provider and bank holding company. In each of our reportable segments, we may compete with more established financial institutions, some of which have more financial resources than we do. We compete at multiple levels, including competition among other personal loan, student loan, credit card and residential mortgage lenders, competition for deposits from other banks and non-bank lenders, competition for investment accounts in our SoFi Invest product from other brokerage firms, including those based on online or mobile platforms, competition for subscribers to our financial services content, and competition with other technology platforms for the enterprise services we provide. Some of our competitors may at times seek to increase their market share by undercutting pricing terms prevalent in that market, which could adversely affect our market share for any of our products and services or require us to incur higher member acquisition costs. Furthermore, our competitors could offer relatively attractive benefits to our current members, which could limit members using more than one product. See “Business—Competition” for more information.
Industry Trends and General Economic Conditions
Our results of operations have historically been relatively resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, asset markets and consumer spending. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases or invest in financial assets. Specific economic factors, such as interest rate levels, changes in monetary and related policies, unemployment rates, market volatility, consumer confidence and changing expectations for inflation and deflation, also influence consumer spending, saving, investing and borrowing patterns. Increased focus by policymakers and the current presidential administration on outstanding student loans has led to discussions of potential legislative and regulatory actions, among other possible steps, to reduce outstanding balances of loans, or cancel loans at a significant scale, including the potential forgiveness of federal student debt. Such actions resulting in forgiveness or cancellation at a meaningful scale would likely have an adverse impact on our results of operations and overall business.
Additionally, our business has been, and may continue to be, impacted by some of the national measures taken to counteract the economic impact of the COVID-19 pandemic. For example, the CARES Act and subsequent extensions of certain hardship provisions led to decreased demand for our student loan refinancing products amid emerging signs of economic recovery from the pandemic. The Federal Reserve’s actions to reduce interest rates to near-zero benchmark levels during 2020 that were sustained during 2021 led to increased demand for home loan refinancing and we believe increased the attractiveness of our SoFi Invest product, as members looked for alternative ways to earn higher returns on their cash. Conversely, these lower benchmark rates reduced the deposit interest rates we could offer on our SoFi Money product, which we believe adversely impacted demand for the product. In its January 2022 meeting, the Federal Reserve signaled that the first of potentially several interest rate increases could occur in March 2022. We anticipate that in a rising interest rate environment, and operating under a bank charter, we will be able to offer more competitive interest rates to our members on their deposits, which we believe would result in increasing demand for the product. However, rising interest rates could unfavorably impact demand for all refinancing loan activities and reduce demand across student loans, personal loans and mortgage loans, including but not limited to any variable-rate loan products.
National Bank Charter
A key element of our long-term strategy has been to secure a national bank charter. In February 2022, we closed the Bank Merger and began operating Golden Pacific Bank as SoFi Bank. See “Business Overview—National Bank Charter” and Note 2 to the Notes to Consolidated Financial Statements for additional information on our regulatory approval process and the Bank Merger. In connection with operating a national bank, we have incurred and expect to continue to incur additional costs primarily associated with headcount, technology infrastructure, governance, compliance and risk management, marketing, and other general and administrative expenses.
The key expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize member deposits held at SoFi Bank to fund loans, which have a lower borrowing cost of funds than our current financing model, (ii) holding loans on our consolidated balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, and (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity. See Item 1A “Risk Factors” for discussion of certain potential risks related to being a bank holding company.
Key Components of Results of Operations
Interest Income
Interest income is predominantly driven by loan origination volume, prevailing interest rates that we receive on the loans we make and the amount of time we hold loans on our consolidated balance sheet. Securitizations interest income is driven by our securitization-related investments in bonds and residual interest positions, which are required under securitization risk retention rules. See Note 1 to the Notes to Consolidated Financial Statements for additional information on our securitization-related investments. Beginning in the third quarter of 2021, other interest income also includes the interest earned on investments in available-for-sale (“AFS”) debt securities as well as amortization of premiums and discounts and other basis adjustments associated with the investments. Moreover, we earn other interest income on excess corporate cash balances and SoFi Money member balances. Related party interest income was derived from notes extended to Apex and one of our stockholders, and was not core to our operations. We had no outstanding related party notes as of December 31, 2021.
Interest Expense
Interest expense primarily includes interest we incur under our warehouse facilities, inclusive of the amortization of debt issuance costs, and under our securitization debt, inclusive of debt issuance costs, premiums and discounts. We incur securitization-related interest expense when securitization transfers do not qualify as true sales pursuant to ASC 810, Consolidation. Securitization-related interest expense fluctuates depending on the level of our securitization activity, market rates and whether and how much such activity results in true sale treatment. We also incurred interest expense related to our revolving credit facility, on the seller note issued in connection with our acquisition of Galileo in May 2020, which was fully repaid in February 2021, on the other financings assumed in the acquisition, which were repaid in July 2021, as well as on our convertible notes issued in October 2021 in the form of amortization of debt issuance costs and original issue discount.
For our residual interests classified as debt, we recognize interest expense over the expected life using the effective yield method, which represents a portion of the overall fair value change in the residual interests classified as debt. On a quarterly basis, we reevaluate the cash flow estimates to determine if a change to the accretable yield is required on a prospective basis, which is a reclassification between two income statement line items, and therefore has no net impact on earnings. We also pay interest income to our members who have SoFi Money account balances, which is interest expense to us. Interest expense is dependent on market interest rates (such as USD LIBOR, SOFR or other representative alternative reference rates, commercial paper rates, and the prime rate), interest rate spreads versus benchmark rates, the amount of warehouse capacity we can access, warehouse advance rates and the amount of loans we ultimately pledge to our warehouse facilities. Finally, we incur interest on our finance lease liabilities associated with SoFi Stadium, which relate to certain physical signage within the stadium. Our interest expense has historically fluctuated due to changes in the interest rate environment, and we expect it will continue to fluctuate in future periods.
Noninterest Income
Noninterest income primarily consists of: (i) fair value changes in loans while we hold them on our consolidated balance sheet, inclusive of our hedging activities; (ii) gains on sales of loans transferred into the securitization or whole loan sale channels; (iii) the income we receive from our loan servicing activities, as well as the assumption of servicing rights from third parties; (iv) fair value changes related to our securitization activities; (v) revenue recognized pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), which primarily relates to our technology platform fees; (vi) realized gains and losses on investments in AFS debt securities, and (vii) gains and losses on non-securitization investments.
When we originate a loan, we generally expect that we will sell the loan for more than its par value, which will result in positive loan origination and sales results. Moreover, noninterest income—loan origination and sales also includes recognized servicing assets at the time of a loan sale. The subsequent measurement of our servicing assets at fair value, as well as the initial and ongoing measurement of servicing rights assumed from third parties, impact noninterest income—servicing in our consolidated statements of operations and comprehensive income (loss). When we sell a loan into a securitization trust that qualifies for true sale accounting, the gain or loss on sale is recorded within noninterest income—loan origination and sales. Noninterest income—securitizations is impacted by fair value changes in securitization loan collateral, which is impacted by the change in fair value of the loan collateral from the previous period end, residual interests classified as debt and our securitization investments associated with our continuing interest in the securitization subsequent to the sale. Our revenue recognized in accordance with ASC 606 is attributable to our Financial Services and Technology Platform segments and has grown due to our acquisitions of Galileo and 8 Limited during 2020, as well as due to the growth and expansion of our financial services offerings.
Noninterest Expense
Noninterest expense primarily relates to the following categories of expenses: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative. Certain costs are included within each of these line items, such as compensation and benefits-related expense (inclusive of share-based compensation expense), professional services, depreciation and amortization, and occupancy-related costs. We allocate certain costs to each of these four categories based on department-level headcounts. We generally expect the expenses within each such category to increase in absolute dollars as our business continues to grow. Noninterest expense—general and administrative also includes the fair value changes in warrant liabilities, which will not be incurred in the future as the SoFi Technologies warrants were redeemed in December 2021 and the Series H warrants were reclassified to equity in connection with the Business Combination. Lastly, noninterest expense includes the provision for credit losses, which relates primarily to our credit card product within the Financial Services segment.
Directly Attributable Expenses
As presented within “Summary Results by Segment”, in our determination of the contribution profit (loss) for our Lending, Technology Platform and Financial Services segments, we allocate certain expenses that are directly attributable to the corresponding segment. Directly attributable expenses primarily include compensation and benefits and sales and marketing, inclusive of member incentives, and vary based on the amount of activity within each segment. Directly attributable expenses also include loan origination and servicing expenses, professional services, product fulfillment, and lead generation. Expenses are attributed to the reportable segments using either direct costs of the segment or labor costs that can be attributed based upon the allocation of employee time for individual products.

Results of Operations
The following table sets forth consolidated statements of income data for the years indicated:

	Year ended December 31,			2021 vs. 2020 % Change	2020 vs. 2019 % Change
($ in thousands)	2021	2020	2019
Interest income
Loans	$337,862	$330,353	$570,466	2%	(42)%
Securitizations	14,109	24,031	23,179	(41)%	4%
Related party notes	211	3,189	3,338	(93)%	(4)%
Other	2,838	5,964	11,210	(52)%	(47)%
Total interest income	355,020	363,537	608,193	(2)%	(40)%
Interest expense
Securitizations and warehouses	90,485	155,150	268,063	(42)%	(42)%
Corporate borrowings	10,345	27,974	4,962	(63)%	464%
Other	1,946	2,482	5,334	(22)%	(53)%
Total interest expense	102,776	185,606	278,359	(45)%	(33)%
Net interest income	252,244	177,931	329,834	42%	(46)%
Noninterest income
Loan origination and sales	497,626	371,323	299,265	34%	24%
Securitizations	(14,862)	(70,251)	(199,125)	(79)%	(65)%
Servicing	(2,281)	(19,426)	8,486	(88)%	(329)%
Technology platform fees	191,847	90,128	—	113%	n/m
Other	60,298	15,827	4,199	281%	277%
Total noninterest income	732,628	387,601	112,825	89%	244%
Total net revenue	984,872	565,532	442,659	74%	28%
Noninterest expense
Technology and product development	276,087	201,199	147,458	37%	36%
Sales and marketing	426,875	276,577	266,198	54%	4%
Cost of operations	256,980	178,896	116,327	44%	54%
General and administrative	498,534	237,381	152,275	110%	56%
Provision for credit losses	7,573	—	—	n/m	n/m
Total noninterest expense	1,466,049	894,053	682,258	64%	31%
Loss before income taxes	(481,177)	(328,521)	(239,599)	46%	37%
Income tax (expense) benefit	(2,760)	104,468	(98)	(103)%	n/m
Net loss	$(483,937)	$(224,053)	$(239,697)	116%	(7)%
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	$(1,351)	$—	$—	n/m	n/m
Foreign currency translation adjustments, net	46	(145)	(9)	(132)%	n/m
Total other comprehensive loss	(1,305)	(145)	(9)	800%	n/m
Comprehensive loss	$(485,242)	$(224,198)	$(239,706)	116%	(6)%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Interest Income
The following table presents the components of our total interest income for the years indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Loans	$337,862	$330,353	$7,509	2%
Securitizations	14,109	24,031	(9,922)	(41)%
Related party notes	211	3,189	(2,978)	(93)%
Other	2,838	5,964	(3,126)	(52)%
Total interest income	$355,020	$363,537	$(8,517)	(2)%
Total interest income decreased by $8.5 million, or 2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the following:
Loans.    Loans interest income increased by $7.5 million, or 2%, primarily driven by increases in non-securitization personal loan and student loan interest income of $67.8 million (71%) and $16.5 million (22%), respectively, which were primarily a function of increases in average balances for personal loans and student loans of $657.5 million (74%) and $611.9 million (39%), respectively. The personal loan average balance increase was primarily attributable to higher origination volume. The student loan average balance increase was primarily attributable to longer loan holding periods, partially offset by lower origination volume. The student loan interest income was also negatively impacted by lower loan coupon rates. The increase from non-securitization loan interest income was partially offset by a decline of $81.4 million in interest income from consolidated personal loan and student loan securitizations, which were impacted by an aggregate $1.0 billion (49%) decline in average balances attributable to payment activity and the deconsolidation of two VIEs in March 2020 and one VIE in July 2020. The remaining increase in loans interest income primarily included $3.7 million attributable to credit card loans, which launched in the third quarter of 2020, and $1.0 million attributable to home loans.
Securitizations.    Securitizations interest income decreased by $9.9 million, or 41%, which was primarily attributable to decreases in residual investment interest income of $4.1 million and asset-backed bonds of $4.4 million, due primarily to decreases in average securitization investment balances year over year, as securitization payments outpaced new securitization investments. We also had a decrease in securitization float interest income of $1.4 million related to decreases in average securitization loan balances and a decline in interest rates year over year.
Related Party Notes. Related party notes interest income decreased by $3.0 million, or 93%, due to the absence of interest income on a stockholder loan and a decrease in interest income related to our loans to Apex, as the Apex loans were fully settled in February 2021.
Other.    Other interest income decreased by $3.1 million, or 52%, primarily due to interest rate decreases period over period that impacted the interest income we earned on both our interest-bearing cash and cash equivalents balances and Member Bank deposits. For cash and cash equivalents, this impact was combined with a lower average balance year over year, while the impact on Member Bank deposits was partially offset by a higher average balance year over year. In addition, this variance was partially offset by interest income of $0.2 million earned on our investments in AFS debt securities in 2021.
Interest Expense
The following table presents the components of our total interest expense for the years indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Securitizations and warehouses	$90,485	$155,150	$(64,665)	(42)%
Corporate borrowings	10,345	27,974	(17,629)	(63)%
Other	1,946	2,482	(536)	(22)%
Total interest expense	$102,776	$185,606	$(82,830)	(45)%

Total interest expense decreased by $82.8 million, or 45%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the following:
Securitizations and Warehouses.    The following tables present the components of securitizations and warehouses interest expense and other pertinent information.

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Securitization debt interest expense	$35,576	$66,110	$(30,534)	(46)%
Warehouse debt interest expense	29,596	51,983	(22,387)	(43)%
Residual interests classified as debt interest expense	8,200	12,678	(4,478)	(35)%
Debt issuance cost interest expense(1)	17,113	24,379	(7,266)	(30)%
Securitizations and warehouses interest expense	$90,485	$155,150	$(64,665)	(42)%
___________________
(1)Debt issuance cost interest expense excludes the acceleration of debt issuance costs of $4.2 million during the year ended December 31, 2020 associated with the deconsolidation of VIEs, which is reported within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss).

	Year Ended December 31,
($ in thousands)	2021	2020	% Change
Average debt balances(1)
Securitization debt	$903,902	$1,794,758	(50)%
Warehouse facilities	1,972,184	2,266,694	(13)%
Weighted average interest rates(1)(2)
Securitization debt	3.9%	3.7%	n/m
Warehouse facilities	1.5%	2.3%	n/m
___________________
(1)Table excludes residual interests classified as debt, as interest expense is dependent on the timing and extent of securitization loan cash flows and, therefore, a derived weighted average interest rate using the methodology in the table herein is not meaningful for the purposes of understanding the change in residual interests classified as debt related interest expense.
(2)Calculated as annualized interest expense divided by average debt balance for the respective debt category. Interest rates on securitization debt and warehouse facilities exclude the effect of debt issuance cost interest expense and amortization of debt discounts and premiums.
Securitizations and warehouses interest expense decreased by $64.7 million, or 42%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by the following:
•Securitization debt interest expense (exclusive of debt issuance and discount amortization) decreased by $30.5 million (46%), primarily driven by a decline in average balance of 50%, which was attributable to payment activity during the year and the deconsolidation of securitizations discussed within the “Interest Income” section. The impact of the year over year decrease in one-month LIBOR, which primarily affects our student loan securitization debt, was more than offset by payoffs of debt with lower interest rates, which raised the overall weighted average interest rate.
•Warehouse debt interest expense (exclusive of debt issuance amortization) decreased by $22.4 million, which was primarily related to decreases in reference rates year over year and lower warehouse facility interest rate spreads, as well as a 13% lower average warehouse debt balance outstanding in 2021, which was enabled by our other financing activities during 2021.
•Residual interests classified as debt interest expense decreased by $4.5 million, which was correlated with a lower balance of residual interests classified as debt during 2021, a significant driver of which was the deconsolidation of two securitizations in March 2020 and one securitization in July 2020, in combination with no consolidations of VIEs during 2021.
•Debt issuance cost interest expense decreased by $7.3 million, which was primarily driven by a lower run rate on our issuance cost amortization related to our loan warehouse facilities, as we extended certain loan warehouse facilities, which had the effect of lowering the quarterly debt issuance cost amortization. The variance was also impacted by a decrease in the acceleration of debt issuance costs in 2021 compared to 2020.

Corporate Borrowings.    Corporate borrowings interest expense decreased by $17.6 million, or 63%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the following:
•Interest expense incurred on the Galileo seller note, which was issued in May 2020 and repaid in February 2021, decreased by $18.6 million. In 2020, we incurred imputed interest during the six-month interest-free period, followed by incremental interest at the note’s stated rate when the promotional period lapsed and we did not pay off the Galileo seller note. Comparatively, in 2021 we incurred interest at the Galileo seller note’s stated rate through its repayment in February 2021.
•Interest expense on the revolving credit facility decreased by $0.2 million, which reflected a decline in one-month LIBOR year over year, partially offset by a higher average balance in 2021, as we drew $325.0 million on the facility during the second quarter of 2020.
•These decreases were partially offset by interest expense of $1.2 million associated with our issuance of convertible notes in the fourth quarter of 2021, which consisted of the amortization of the debt discount and debt issuance costs.
Other.    Other interest expense decreased by $0.5 million, or 22%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the following:
•Interest expense related to our SoFi Money product decreased by $0.8 million, primarily attributable to lower weighted average interest rates offered to members, which was partially offset by an increase in cash balances in member SoFi Money accounts.
•Interest expense related to our finance leases increased by $0.3 million, primarily due to a full year of expense in 2021, as we entered into the arrangement in September 2020.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue for the years indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Loan origination and sales	$497,626	$371,323	$126,303	34%
Securitizations	(14,862)	(70,251)	55,389	(79)%
Servicing	(2,281)	(19,426)	17,145	(88)%
Technology platform fees	191,847	90,128	101,719	113%
Other	60,298	15,827	44,471	281%
Total noninterest income	$732,628	$387,601	$345,027	89%
Total net revenue	$984,872	$565,532	$419,340	74%
Total noninterest income increased by $345.0 million, or 89%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the following:
Loan Origination and Sales.    Loan origination and sales increased by $126.3 million, or 34%, year over year, which was primarily related to the following:
•an increase of $187.0 million in personal loan origination and sales income, which was primarily attributable to higher origination volume and higher sales activity during 2021 combined with increased fair value adjustments at the end of 2021, as well as a personal loan purchase price earn-out derivative position in 2021. We also had higher gains on our personal loan economic hedging activities;
•a decrease of $7.7 million in student loan origination and sales income, net of a gain on related student loan commitments. The student loan decrease was primarily attributable to lower origination volume and lower sales activity during 2021 at lower execution prices combined with decreased fair value adjustments at the end of 2021. The execution prices and fair value marks were impacted by lower interest rates offered in 2021. These student loan decreases were largely offset by gains on our student loan economic hedging activities;
•a $22.3 million gain on credit default swaps in 2020 that did not recur in 2021;
•a decrease of $19.4 million in home loan origination and sales related income, net of hedges and related IRLCs (exclusive of home loan origination fees), of which $19.0 million was attributable to lower sales execution and lower home loan valuations despite higher origination and sales volumes. The variance also reflected a decrease of $26.4 million associated with IRLCs that was correlated with a decline in the home loan pipeline and pricing in 2021 compared to significant increases in the home loan pipeline and pricing during 2020. The decrease in IRLCs was largely offset by a $26.0 million increase in home loan pipeline hedge values, which corresponded with a decline in home loan prices during 2021; and
•an increase of $2.9 million in home loan origination fees in conjunction with a 36% increase in origination volume.
Securitizations.    Securitizations income improved by $55.4 million, or 79%, primarily due to an aggregate increase of $31.7 million year over year in securitization loan fair market value changes, principally due to the significantly improved economic environment during 2021 relative to 2020, when the impacts of the COVID-19 pandemic were more pronounced. Additionally, we experienced a reduction in securitization loan write-offs of $27.3 million in 2021, which was correlated with the deconsolidation of securitizations in 2020, stronger securitization loan credit performance and lower average securitization loan balances during 2021. Additionally, we had losses from deconsolidations of $14.7 million during 2020 and no corresponding losses in 2021. Finally, we had a positive variance in our securitization residual interest investments of $5.1 million.
Partially offsetting these effects was an unfavorable variance in residual debt fair value of $14.3 million year over year, which was correlated with underlying securitization performance and residual interest positions representing a greater percentage of securitization claims year over year. We also had a decline in bond fair values of $8.5 million year over year, which was primarily attributable to positive fair value adjustments in the second and third quarters of 2020 due to increased bond pricing following a resurgence in market demand for securitization bonds. Subsequent to those quarters and through 2021, we had negative fair value adjustments due to realized interest income cash flows (realized cash flows lower bond fair values and increase interest income by the amount realized during the period) and, therefore, realized interest income, which lowers bond fair values, had no net impact on earnings.
The table below presents additional information related to loan gains and losses and overall performance:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Gains from non-securitization loan transfers	$272,967	$259,451	$13,516	5%
Gains from loan securitization transfers(1)	117,451	129,855	(12,404)	(10)%
Economic derivative hedges of loan fair values(2)	49,090	(54,829)	103,919	(190)%
Home loan origination fees(3)	14,452	11,576	2,876	25%
Loan write-off expense – whole loans(4)	(17,440)	(5,873)	(11,567)	197%
Loan write-off expense – securitization loans(5)	(11,357)	(38,621)	27,264	(71)%
Loan repurchase expense(6)	(3,117)	(342)	(2,775)	811%
___________________
(1)Represents the gains recognized on loan securitization transfers qualifying for sale accounting treatment. For the year ended December 31, 2020, the gains are exclusive of deconsolidation losses of $14.7 million. There were no deconsolidation losses during the year ended December 31, 2021.
(2)During the year ended December 31, 2021, we had gains of $42.7 million on interest rate swap positions primarily due to higher interest rates since the start of 2021. We also had gains of $6.5 million on home loan pipeline hedges primarily due to decreases in the underlying hedge price index during the year. During the year ended December 31, 2020, we had losses of $57.5 million on interest rate swap positions primarily due to significant declines in interest rates amid the COVID-19 pandemic. We also had losses of $19.5 million on home loan pipeline hedges primarily due to increases in the underlying hedge price index during the year. These losses were partially offset by gains on our credit default swaps of $22.3 million during 2020. Amounts presented herein exclude IRLCs and student loan commitments, as they are not economic hedges of loan fair values.
(3)For the year ended December 31, 2021, these increases were correlated with a 36% increase in home loan origination volumes relative to 2020.
(4)For the years ended December 31, 2021 and 2020, includes gross write-offs of $27.6 million and $17.1 million, respectively. During 2021, $2.8 million of the $10.1 million of recoveries were captured via loan sales to a third-party collection agency. During 2020, $3.6 million of the $11.2 million of recoveries were captured via loan sales to a third-party collection agency.
(5)For the years ended December 31, 2021 and 2020, includes gross write-offs of $21.2 million and $54.7 million, respectively. During 2021, $2.4 million of the $9.8 million of recoveries were captured via loan sales to a third-party collection agency. During 2020, $7.2 million of the $16.1 million of recoveries were captured via loan sales to a third-party collection agency.
(6)Represents the expense associated with our estimated loan repurchase obligation. See Note 16 to the Notes to Consolidated Financial Statements for additional information.
Servicing. Servicing income increased by $17.1 million, or 88%, which was primarily related to fair value changes in our servicing assets that were largely attributable to a lower rate of increase in servicing asset prepayment speed assumptions in 2021 relative to 2020, and a decrease in the discount rate for home loan servicing assets during 2021. The home loan servicing asset discount rate decline was informed from market trends which demonstrated stronger demand (lower required yields) for the home loan servicing asset class during 2021 as compared to during 2020.
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

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Servicing income recognized
Home loans(1)	$8,975	$4,651	$4,324	93%
Student loans(2)	46,519	50,491	(3,972)	(8)%
Personal loans(3)	34,093	42,646	(8,553)	(20)%
Servicing rights fair value change
Home loans(4)	$26,619	$10,733	$15,886	148%
Student loans(5)	(10,634)	(37,945)	27,311	(72)%
Personal loans(6)	2,677	(24,809)	27,486	(111)%
______________
(1)The contractual servicing earned on our home loan portfolio was 25 bps during the years ended December 31, 2021 and 2020.
(2)The weighted average bps earned for student loan servicing during the years ended December 31, 2021 and 2020 was 43 bps and 37 bps, respectively.
(3)The weighted average bps earned for personal loan servicing during the years ended December 31, 2021 and 2020 was 71 bps and 74 bps, respectively.
(4)The impact on the fair value change resulting from changes in valuation inputs and assumptions was $4.3 million and $(5.1) million during the years ended December 31, 2021 and 2020, respectively.
(5)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $(16.2) million and $(20.2) million during the years ended December 31, 2021 and 2020, respectively. In addition, the impact of the fair value change resulting from the derecognition of servicing due to loan purchases was $(0.4) million and $(12.9) million during the years ended December 31, 2021 and 2020, respectively.
(6)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $9.2 million and $7.8 million during the years ended December 31, 2021 and 2020, respectively. In addition, the impact of the fair value change resulting from the derecognition of servicing due to loan purchases was $(0.7) million and $(0.9) million during the years ended December 31, 2021 and 2020, respectively.
Technology Platform Fees.    Technology platform fees earned by Galileo, which do not include fees earned from SoFi (as they are eliminated in consolidation), increased by $101.7 million, or 113%, in part due to a partial period of earnings in 2020, as we acquired Galileo on May 14, 2020. The increased fees were predominantly driven by growth from existing clients.
Other.    Other income increased by $44.5 million, or 281%, primarily driven by increases in brokerage-related revenues of $19.3 million, payment network fees of $8.2 million and referral fees of $9.9 million. The brokerage-related fees earned during 2021 were primarily attributable to increased digital assets activities and were also positively impacted by our acquisition of 8 Limited in the second quarter of 2020, inclusive of a monthly platform fee that is charged to our SoFi Hong Kong members and was introduced in the fourth quarter of 2021. The increase in payment network fees (which includes interchange fees) was directly correlated with increased credit card spending (which was a product launched in the second half of 2020) and debit card transactions on our platform, in addition to the impact from the acquisition of Galileo in the second quarter of 2020. Lastly, the increase in referral fees was primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to our partners, as well as an increase associated with a referral fulfillment arrangement we entered into in the third quarter of 2021.
Additionally, we had earnings from a historical period venture capital investment of $4.0 million in 2021 (for which we sold a portion of the investment during 2021). For another privately-held investment, we had earnings from an upward adjustment of $0.7 million in 2021 compared to a loss of $0.8 million in 2020. Finally, we had additional new sources of revenue in 2021 consisting of equity capital markets revenues of $2.6 million and advisory services of $2.6 million. These gains were primarily offset by a $4.6 million decrease in equity method income, primarily resulting from our equity method investment in Apex, which was called in the first quarter of 2021.

Noninterest Expense
The following table presents the components of our total noninterest expense for the years indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Technology and product development	$276,087	$201,199	$74,888	37%
Sales and marketing	426,875	276,577	150,298	54%
Cost of operations	256,980	178,896	78,084	44%
General and administrative	498,534	237,381	261,153	110%
Provision for credit losses	7,573	—	7,573	n/m
Total noninterest expense	$1,466,049	$894,053	$571,996	64%
Total noninterest expense increased by $572.0 million, or 64%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the following:
Technology and Product Development. Technology and product development expenses increased by $74.9 million, or 37%, primarily due to:
•an increase in amortization expense on intangible assets of $7.9 million, which included both an $11.5 million increase associated with intangible assets acquired during the second quarter of 2020 and a $3.6 million decrease associated with the acceleration of our core banking infrastructure amortization during 2020;
•an increase in purchased and internally-developed software amortization of $7.2 million, which was primarily reflective of increased investments in technology in our Technology Platform segment;
•an increase in employee compensation and benefits of $48.5 million, inclusive of an increase in share-based compensation expense of $33.2 million, which was related to an increase in technology and product personnel in support of our growth, and the effect of new award issuances at increased share prices. We also had an increase in average compensation in 2021; and
•an increase in software licenses, and tools and subscriptions expense of $8.9 million related to headcount increases and internal technology initiatives.
Sales and Marketing. Sales and marketing expenses increased by $150.3 million, or 54%, primarily due to:
•an increase in amortization expense of $12.9 million associated with the customer-related intangible assets acquired in the second quarter of 2020;
•an increase in employee compensation and benefits of $20.2 million, inclusive of an increase in share-based compensation expense of $8.1 million, which was correlated with an increase in sales and marketing personnel to support our growth, and the effect of new awards at increased share prices, partially offset by a decrease in average compensation in 2021;
•an increase of SoFi Stadium related expenditures of $8.6 million, which is exclusive of depreciation and interest expense on the embedded lease portion of our SoFi Stadium agreement;
•an increase of $38.5 million related to increasing utilization of lead generation channels during 2021;
•an increase in direct customer promotional expenditures of $18.5 million, which is one of our levers for stimulating member product adoption and engagement; and
•an increase in advertising expenditures of $44.2 million, which was attributable to an increase in search, social, television and digital advertising expenditures in 2021, partially offset by a decrease in direct mail marketing expenditures.
Cost of Operations.    Cost of operations increased by $78.1 million, or 44%, primarily due to:
•an increase in loan origination and servicing expenses of $14.7 million, of which $12.9 million was related to home loans and was correlated with the growth in origination volume year over year;
•an increase of $16.1 million in product fulfillment costs, which was primarily related to payment processing network association fees associated with increased activity on our technology platform, and was predominantly attributable to post-acquisition Galileo operations;

•an increase in employee compensation and benefits of $32.2 million, which was correlated with an increase in cost of operations personnel in support of our growth, in addition to an increase in average compensation in 2021;
•an increase in software licenses, tools and subscriptions and other related fees of $9.1 million related to headcount increases and internal technology initiatives;
•an increase in credit card expenses, primarily processing fees, of $3.5 million related to increased credit card activity;
•an increase in brokerage-related costs and debit card fulfillment costs of $5.3 million, primarily related to the growth of SoFi Invest and SoFi Money; and
•a decrease in SoFi Money account operational losses of $3.8 million.
General and Administrative.    General and administrative expenses increased by $261.2 million, or 110%, primarily due to:
•an increase in employee compensation and benefits of $120.7 million, inclusive of an increase in share-based compensation expense of $92.2 million, which was related to an increase in general and administrative personnel to support our growing infrastructure and administrative needs in addition to an increase in average compensation in 2021, and the effect of new awards issued at increased share prices;
•an increase in the fair value of our warrant liabilities of $86.8 million, which was comprised of a larger fair value increase on the Series H redeemable preferred stock during 2021 prior to the Business Combination relative to 2020 of $101.3 million, partially offset by fair value decreases related to the SoFi Technologies warrants assumed in the Business Combination of $14.5 million;
•an increase of $21.2 million related to the special payment made to the Series 1 preferred stockholders in 2021 associated with the Business Combination, which was partially offset by $3.0 million lower other transaction-related expenses. Transaction-related expenses in 2021 were primarily related to our acquisition of Golden Pacific, our anticipated acquisition of Technisys, and debt and equity transactions, including our convertible debt, capped call and secondary offering on behalf of certain investors. Transaction-related expenses in 2020 included costs associated with our acquisitions of Galileo and 8 Limited;
•an increase in non-transaction related professional services of $14.5 million, such as accounting, advisory and legal services, and an increase in corporate insurance of $6.3 million, which were primarily attributable to the increased costs of being a public company and preparation to become a bank holding company;
•an increase in occupancy-related expenses of $3.2 million; and
•an increase in software licenses and tools and subscriptions of $4.3 million, which was correlated with increased headcount.
Provision for Credit Losses. The provision for credit losses of $7.6 million during the year ended December 31, 2021 reflects the expected credit losses associated with our credit card loans. The provision for credit losses was not meaningful during the year ended December 31, 2020, as we launched our credit card product in the third quarter of 2020 and had immaterial activity through the end of the year.
Net Loss
We had a net loss of $483.9 million for the year ended December 31, 2021 compared to $224.1 million for the year ended December 31, 2020. The increase in loss was due to the factors discussed above, as well as the change in income taxes. The significant tax benefit in 2020 was associated with the remeasurement of our valuation allowance during 2020 primarily as a result of the deferred tax liabilities recognized in connection with our acquisition of Galileo, which decreased the valuation allowance by $99.8 million.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Interest Income
The following table presents the components of our total interest income for the years indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Loans	$330,353	$570,466	$(240,113)	(42)%
Securitizations	24,031	23,179	852	4%
Related party notes	3,189	3,338	(149)	(4)%
Other	5,964	11,210	(5,246)	(47)%
Total interest income	$363,537	$608,193	$(244,656)	(40)%
Total interest income decreased by $244.7 million, or 40%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the following:
Loans.     Loans interest income decreased by $240.1 million, or 42%, primarily driven by a $218.3 million decrease in personal loan interest income year over year. A significant portion of this decrease was related to a decline in securitization loan interest income of $209.4 million, which was a function of our deconsolidation of three variable interest entities (“VIEs”) during 2020 that were previously consolidated during 2019, and earning interest income from loans in three consolidated VIEs in 2019 that were deconsolidated in the fourth quarter of 2019. In all cases, our deconsolidations of previously consolidated VIEs were triggered by a third party purchasing enough residual interest ownership in the VIEs from us such that we owned less than 10% of the VIE residual interest. As we no longer had a significant financial interest in the VIEs, we deconsolidated them, which included the related securitization loans.
Further, we did not consolidate any personal loan VIEs during 2020. In addition, our monthly average non-securitization personal loan balance during 2020 was 5% lower than in 2019, which contributed to an $8.9 million decline in loan interest income year over year. This decline was heavily influenced by the COVID-19 pandemic, which contributed to a year over year decline in personal loan origination volume of 31%. Student loan securitization interest income declined by $34.1 million, which was correlated with an increase in prepayments and was also negatively impacted by the COVID-19 pandemic. These declines in interest were offset by an $11.6 million increase in non-securitization student loan interest income, which was consistent with a 33% higher average balance year over year as a result of a longer holding period for loans on the balance sheet and a significant strategic purchase of loans during 2020.
Securitizations.    Securitizations interest income increased by $0.9 million, or 4%, which was attributable to an increase in residual investment interest income of $2.9 million and asset-backed bonds of $1.2 million. These increases were offset by a decline in securitization float interest income of $3.2 million, which was largely attributable to declining interest rates during 2020.
Related Party Notes.    Related party notes interest income decreased by $0.1 million, or 4%, due to a decrease in interest income on a stockholder loan, which was fully settled in 2020, partially offset by an increase in interest income related to loans to Apex, as the first loan was issued in November 2019 with additional amounts loaned during 2020.
In March 2019, we entered into a $58.0 million note receivable agreement with a stockholder (the “Note Receivable Stockholder”), which accrued interest at 7.0%. In October 2019, we assigned a portion of our call option rights pursuant to such agreement to another stockholder who paid $15.2 million to purchase an aggregate of 3,095,078 common and preferred shares held by the Note Receivable Stockholder. The Note Receivable Stockholder then paid us $15.2 million to settle a portion of the outstanding note receivable and accrued interest owed to us. During the year ended December 31, 2020, the Note Receivable Stockholder made payments totaling $47.8 million to settle the remaining outstanding note receivable and accrued interest.
As of December 31, 2020, we had three notes receivable outstanding from Apex with a total principal balance of $16.7 million, of which $7.6 million was loaned by us during the year ended December 31, 2020 in two transactions and accrued interest annually at a fixed rate of 10.0%. The initial note receivable of $9.1 million was loaned by us in November 2019 and accrued interest annually at a fixed rate of 5.0% as of December 31, 2020. In February 2021, Apex repaid the total outstanding principal balances and accrued interest.
See Note 15 to the Notes to Consolidated Financial Statements for additional information on our related party notes.

Other.    Other interest income decreased by $5.2 million, or 47%, primarily due to interest rate decreases during 2020, which impacted the interest income we earn on our bank balances and Member Bank deposits.
Interest Expense
The following table presents the components of our total interest expense for the years indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Securitizations and warehouses	$155,150	$268,063	$(112,913)	(42)%
Corporate borrowings	27,974	4,962	23,012	464%
Other	2,482	5,334	(2,852)	(53)%
Total interest expense	$185,606	$278,359	$(92,753)	(33)%
Total interest expense decreased by $92.8 million, or 33%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, due to the following:
Securitizations and Warehouses.    The following tables present the components of securitizations and warehouses interest expense and other pertinent information.

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Securitization debt interest expense	$66,110	$132,811	$(66,701)	(50)%
Warehouse debt interest expense	51,983	80,895	(28,912)	(36)%
Residual interests classified as debt interest expense	12,678	30,562	(17,884)	(59)%
Debt issuance cost interest expense(1)	24,379	23,795	584	2%
Securitizations and warehouses interest expense	$155,150	$268,063	$(112,913)	(42)%
___________________
(1)Debt issuance cost interest expense excludes the acceleration of debt issuance costs of $4.2 million and $8.4 million during the years ended December 31, 2020 and 2019, respectively, associated with the deconsolidation of VIEs, which is reported within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss).

	Year Ended December 31,
($ in thousands)	2020	2019	% Change
Average debt balances(1)
Securitization debt	$1,794,758	$3,888,058	(54)%
Warehouses facilities	2,266,694	1,800,902	26%
Weighted average interest rates(1)(2)
Securitization debt	3.7%	3.4%	n/m
Warehouse facilities	2.3%	4.5%	n/m
__________________
(1)Table excludes residual interests classified as debt, as interest expense is dependent on the timing and extent of securitization loan cash flows and, therefore, a derived weighted average interest rate using the methodology in the table herein is not meaningful for the purposes of understanding the change in residual interests classified as debt related interest expense.
(2)Calculated as annualized interest expense divided by average debt balance for the respective debt category. Interest rates on securitization debt and warehouse facilities exclude the effect of debt issuance cost interest expense and amortization of debt discounts.
Securitizations and warehouses interest expense decreased by $112.9 million, or 42%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, driven by the following:
•Securitization debt interest expense (exclusive of debt issuance and discount amortization) decreased by $66.7 million, which was correlated with the deconsolidation of VIEs and the absence of new consolidated VIEs, with the exception of one student loan VIE, which was only briefly consolidated before we transferred the significant portion of our financial interest and subsequently deconsolidated it. Moreover, the majority of our student loan securitization debt is tied to one-month LIBOR, which decreased during 2020;

•Warehouse debt interest expense (exclusive of debt issuance amortization) decreased by $28.9 million, which was related to a decrease in one- and three-month LIBOR during 2020. Interest rate declines were partially offset by a higher average warehouse debt balance outstanding during 2020;
•Residual interests classified as debt interest expense decreased by $17.9 million, which was correlated with a lower balance of residual interests classified as debt during 2020, a significant driver of which was the deconsolidation of VIEs during 2020 and 2019; and
•Debt issuance cost interest expense increased by $0.6 million, which was associated with an initiative to increase our warehouse borrowing capacity to protect against potential future funding constraints attributable to the COVID-19 pandemic, partially offset by a decrease in securitization debt issuance costs in 2020, as the deconsolidation of VIEs contributed to lower debt issuance cost amortization in 2020.
Corporate Borrowings.    Corporate borrowings interest expense increased by $23.0 million, or 464%, primarily due to the following:
•Interest expense incurred on the Galileo seller note issued in May 2020, which was comprised of two components: (i) non-cash interest expense accretion of $6.0 million incurred because of the seller note discount to face value, and (ii) interest expense incurred of $16.2 million related to the outstanding seller note balance of $250.0 million at a stated rate of 10.0%; and
•An increase of $0.8 million in interest expense on the revolving credit facility, which reflected a higher average balance during 2020, as we drew $325.0 million on the facility during the second quarter of 2020, partially offset by a decline in one-month LIBOR year over year.
Other.    Other interest expense decreased by $2.9 million, or 53%, primarily due to a decrease in interest expense of $3.0 million associated with SoFi Money balances, which was correlated with the decline in interest rates during 2020.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue for the years indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Loan origination and sales	$371,323	$299,265	$72,058	24%
Securitizations	(70,251)	(199,125)	128,874	(65)%
Servicing	(19,426)	8,486	(27,912)	(329)%
Technology platform fees	90,128	—	90,128	n/m
Other	15,827	4,199	11,628	277%
Total noninterest income	$387,601	$112,825	$274,776	244%
Total net revenue	$565,532	$442,659	$122,873	28%
Total noninterest income increased by $274.8 million, or 244%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, due to the following:
Loan Origination and Sales.    Loan origination and sales increased by $72.1 million, or 24%. We experienced an $81.1 million year over year increase in home loan originations and sales related income, net of hedges, and related interest rate lock commitments, which was driven by a 182% increase in home loans origination volume and a mix shift toward more FNMA loans during 2020, which sold for a greater loan premium compared to non-agency home loans. Home loan origination fees also increased by $7.9 million year over year in conjunction with the increase in origination volume.
Offsetting these increases was a $16.9 million decline in aggregate personal and student loan origination and sales income, which was attributable to lower origination volumes, partially offset by combined lower write-offs and repurchase expense due to improved loan credit and underwriting performance. Student loan origination volume declined 26% year over year, primarily due to lower demand for our student loan refinancing products as a result of the payment deferral period on federal student loans enacted through the CARES Act in 2020. Personal loan origination volume declined 31% year over year, primarily due to our efforts in 2020 to further tighten our underwriting and credit policies to mitigate our credit risk exposure during the economic downturn combined with lower demand for personal loan financing, which we believe was a result of lower consumer spending behavior during the early stages of the COVID-19 pandemic.

Securitizations.    Securitization income improved by $128.9 million, or 65%, primarily due to a reduction in securitization loan write-offs of $82.5 million, which was related to the deconsolidation of VIEs and stronger securitization loan credit performance during 2020. The decrease in securitization loan write-offs also had the impact of improving our assumed future credit outlook for our securitization loans, which contributed to an aggregate increase of $39.0 million year over year in securitization loan fair market value changes. Additionally, we had a $38.7 million loss realized in the fourth quarter of 2019 related to the deconsolidation of three personal loan VIEs compared to losses in 2020 of $8.6 million attributable to a previously consolidated VIE that was both consolidated and deconsolidated in 2020 and $6.1 million attributable to the deconsolidation of three additional VIEs. Finally, we had a positive variance in our securitization residual investments of $1.9 million.
Partially offsetting these effects was an unfavorable variance in residual debt fair value of $16.4 million year over year, which was correlated with underlying securitization performance and residual interest positions representing a greater percentage of securitization claims year over year.
The table below presents additional information related to loan gains and losses and overall performance:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Gains from non-securitization loan transfers	$259,451	$129,989	$129,462	100%
Gains from loan securitization transfers(1)	129,855	226,394	(96,539)	(43)%
Economic derivative hedges of loan fair values	(54,829)	(24,803)	(30,026)	121%
Home loan origination fees(2)	11,576	3,639	7,937	218%
Loan write-off expense – whole loans(3)	(5,873)	(13,888)	8,015	(58)%
Loan write-off expense – securitization loans(4)	(38,621)	(121,102)	82,481	(68)%
Loan repurchase expense(5)	(342)	(2,337)	1,995	(85)%
__________________
(1)Represents the gain recognized on loan securitization transfers qualifying for sale accounting treatment during the years presented. For the years ended December 31, 2020 and 2019, the gains were exclusive of deconsolidation losses of $14.7 million and $38.7 million, respectively.
(2)This variance was correlated with an increase in home loan origination volume year over year.
(3)Includes gross write-offs of $17.1 million and $22.3 million for the years ended December 31, 2020 and 2019, respectively. During 2020, $3.6 million of the $11.2 million of recoveries were captured via loan sales to a third-party collection agency. During 2019, $0 of the $8.4 million of recoveries were captured via loan sales to a third-party collection agency.
(4)Includes gross write-offs of $54.7 million and $139.2 million for the years ended December 31, 2020 and 2019, respectively. During 2020, $7.2 million of the $16.1 million of recoveries were captured via loan sales to a third-party collection agency. During 2019, $7.6 million of the $18.1 million of recoveries were captured via loan sales to a third-party collection agency.
(5)Represents the expense associated with our estimated loan repurchase obligation. See Note 16 to the Notes to Consolidated Financial Statements for additional information.
Servicing.    Servicing income decreased by $27.9 million, or 329%, and was primarily related to fair value changes in our servicing assets that were largely attributable to an increase in servicing asset prepayment speed assumptions year over year. We experienced an increase in loan prepayments during 2020, which we believe is correlated with the market interest rate declines in 2020 compared to 2019.
The table below presents additional information related to our loan servicing activities:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Servicing income recognized
Home loans(1)	$4,651	$2,648	$2,003	76%
Student loans(2)	50,491	47,489	3,002	6%
Personal loans(3)	42,646	34,290	8,356	24%
Servicing rights fair value change
Home loans(4)	$10,733	$4,558	$6,175	135%
Student loans(5)	(37,945)	16,507	(54,452)	(330)%
Personal loans(6)	(24,809)	14,849	(39,658)	(267)%
_________________
(1)The contractual servicing earned on our home loan portfolio was 25 bps during the years ended December 31, 2020 and 2019.

(2)The weighted average bps earned for student loan servicing during the years ended December 31, 2020 and 2019 was 37 bps and 39 bps, respectively.
(3)The weighted average bps earned for personal loan servicing during the years ended December 31, 2020 and 2019 was 74 bps and 72 bps, respectively.
(4)The impact on the fair value change resulting from changes in valuation inputs and assumptions was $(5.1) million and $1.5 million during the years ended December 31, 2020 and 2019, respectively.
(5)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $(20.2) million and $0.2 million during the years ended December 31, 2020 and 2019, respectively. The amount in 2020 includes the impact of the derecognition of servicing due to loan purchases, which had an effect of $(12.9) million on the total fair value change.
(6)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $7.8 million and $6.8 million during the years ended December 31, 2020 and 2019, respectively.
Technology Platform Fees.    Technology platform fees of $90.1 million during 2020 were earned by Galileo, which we acquired on May 14, 2020 and, therefore, had no impact in 2019.
Other.    Other income increased by $11.6 million, or 277%, primarily due to increases of $3.4 million in equity method investment income, $3.4 million in brokerage-related fees, $2.9 million in payment network fees and $2.2 million in referral fees. The brokerage fees and payment network fees earned during 2020 were bolstered by our acquisitions of 8 Limited and Galileo. The equity method investment income increase was reflective of an increase in trading volume at Apex. This trend in trading volume also positively impacted our brokerage-related fees. Equity method investment income included a $4.3 million impairment charge recognized during the fourth quarter of 2020, which was incurred because the seller of our Apex interest exercised its call option on our equity investment in January 2021 and we measured the carrying value of our Apex equity method investment as of December 31, 2020 equal to the call payment. Payment network fees (which include interchange fees) were directly correlated with increased spending and card transactions on our platform during 2020 compared to 2019. Lastly, the referral fee increase was primarily attributable to our material affiliate revenue relationships launched during the third quarter of 2019; therefore, 2019 is not fully comparable to 2020.
Noninterest Expense
The following table presents the components of our total noninterest expense for the years indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Variance	% Change
Technology and product development	$201,199	$147,458	$53,741	36%
Sales and marketing	276,577	266,198	10,379	4%
Cost of operations	178,896	116,327	62,569	54%
General and administrative	237,381	152,275	85,106	56%
Total noninterest expense	$894,053	$682,258	$211,795	31%
Total noninterest expense increased by $211.8 million, or 31%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, due to the following:
Technology and Product Development.    Technology and product development expenses increased by $53.7 million, or 36%, primarily due to:
•an increase in amortization expense on intangible assets of $24.6 million, of which $19.9 million was associated with intangible assets acquired during 2020, and of which $5.8 million was related to the acceleration of our core banking infrastructure amortization. These increases were offset by lower amortization in 2020 due to certain smaller intangible assets that were fully amortized during 2019;
•an increase in purchased and internally-developed software amortization of $4.2 million, which was reflective of increased investments in technology to support our growth;
•an increase in employee compensation and benefits of $27.1 million, inclusive of an increase in share-based compensation expense of $12.2 million, which was related to a 12% increase in technology and product personnel in support of our growth in addition to an increase in compensation per person in 2020;
•an increase in software licenses and tools and subscriptions spend of $6.9 million related to headcount increases and internal technology initiatives, which was partially offset by $2.1 million of software abandonment in 2019 ; and
•partially offset by a decrease in the utilization of professional services of $2.3 million.

Sales and Marketing.    Sales and marketing expenses increased by $10.4 million, or 4%, primarily due to:
•an increase in amortization expense of $22.1 million associated with the customer-related intangible assets acquired during 2020;
•an increase in employee compensation and benefits of $10.5 million, inclusive of an increase in share-based compensation expense of $3.9 million, which was correlated with a 29% increase in sales and marketing personnel to support our growth. The headcount-related compensation increase was partially offset by higher severance expense of $1.0 million and higher bonus and commission expenses of $0.8 million during 2019;
•an increase in professional services of $3.2 million during 2020;
•SoFi Stadium related marketing expenditures of $11.5 million related to the opening of SoFi Stadium, which is exclusive of depreciation and interest expense on the embedded lease portion of our SoFi Stadium agreement;
•partially offset by a decrease of $4.0 million related to decreased utilization of lead generation channels, which was reflective of an initiative to rely less on this channel for member growth during 2020; and
•further partially offset by a decrease in advertising expenditures of $31.1 million, which was attributable to the impact of the COVID-19 pandemic on our live sports marketing strategy, the aforementioned SoFi Stadium related marketing expenditures in lieu of advertising expenditures, and the expected advertising benefits we expected to derive from the opening of SoFi Stadium.
Cost of Operations.    Cost of operations increased by $62.6 million, or 54%, primarily due to:
•an increase in loan origination expenses of $16.2 million, of which $16.6 million was related to home loans, which supported the growth in home loan origination volume year over year;
•an increase in third-party fulfillment expenses of $12.5 million, which was primarily attributable to post-acquisition Galileo operations, and primarily relates to the fees we pay to payment networks to route authorized transactions;
•an increase in employee compensation and benefits of $20.0 million, inclusive of an increase in share-based compensation expense of $4.4 million, which was correlated with a 15% increase in cost of operations personnel in support of our growth in addition to an increase in home loan commissions of $5.8 million related to growth in the home loan product. The headcount-related compensation increase was partially offset by higher severance expense of $0.7 million during 2019;
•an increase in occupancy-related costs of $5.6 million;
•an increase in software licenses and tools and subscriptions of $5.1 million related to headcount increases and internal technology initiatives;
•an increase of $3.3 million associated with SoFi Money account write-offs; and
•an increase in brokerage-related costs of $2.1 million related to the growth of SoFi Invest and our wholly-owned subsidiary, 8 Limited, which we acquired in April 2020;
•partially offset by a decrease in professional services of $5.2 million, primarily due to non-recurring operations costs related to SoFi Money incurred in 2019.
General and Administrative.    General and administrative expenses increased by $85.1 million, or 56%, primarily due to:
•an increase in employee compensation and benefits of $37.0 million, inclusive of an increase in share-based compensation expense of $18.5 million, which was related to a 46% increase in general and administrative personnel to support our growing infrastructure and administrative needs in addition to an increase in compensation per person in 2020;
•an increase in bank service charges of $5.8 million, which was primarily related to an increase in unused line fees as a result of increased capacity on our warehouse lines partially offset by a decrease in bank fees year over year;
•an increase in software licenses and tools and subscriptions of $3.6 million;
•transaction-related expenses of $9.2 million during 2020 associated with our acquisitions of 8 Limited and Galileo, which largely consisted of legal, accounting and financial advisory services;
•share-based payments to non-employees of $0.9 million during 2020 for financial advisory services related to our acquisitions;

•an increase in non-transaction related professional services of $5.7 million, which included accounting and legal services; and
•an increase in the fair value of our warrant liabilities of $23.4 million related to an increase in the fair value of our Series H preferred stock.
Net Loss
We had a net loss of $224.1 million for the year ended December 31, 2020 compared to $239.7 million for the year ended December 31, 2019. The decrease in net loss was due to the factors discussed above, as well as the change in income taxes. The primary driver of the $104.6 million year over year decrease in income taxes was associated with the remeasurement of our valuation allowance during 2020, which was primarily a result of the deferred tax liabilities recognized in connection with our acquisition of Galileo, which decreased the valuation allowance by $99.8 million. The deferred tax liabilities recognized in the acquisition were substantially all related to acquired intangibles, which had a fair value of $388.0 million and a tax basis of zero.
Summary Results by Segment
Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	December 31,			2021 vs. 2020 % Change	2020 vs. 2019 % Change
Metric	2021	2020	2019
Total products (number, as of period end)	1,078,952	917,645	798,005	18%	15%
Origination volume ($ in thousands, during period)
Home loans	$2,978,222	$2,183,521	$773,684	36%	182%
Personal loans	5,386,934	2,580,757	3,731,981	109%	(31)%
Student loans	4,293,526	4,928,880	6,695,138	(13)%	(26)%
Total	$12,658,682	$9,693,158	$11,200,803	31%	(13)%
Loans with a balance (number, as of period end)(1)	603,201	598,682	623,511	1%	(4)%
Average loan balance ($, as of period end)(1)
Home loans	$286,991	$291,382	$296,812	(2)%	(2)%
Personal loans	22,820	21,789	24,372	5%	(11)%
Student loans(2)	50,549	54,319	60,127	(7)%	(10)%
_________________
(1)Loans with a balance and average loan balance include loans on our balance sheet and transferred loans with which we have a continuing involvement through our servicing agreements.
(2)In-school loans, which we launched in the third quarter of 2019 and which have continued to increase in origination volume in each of 2020 and 2021, carry a lower average balance than student loan refinancing products.
The following table presents additional information on our terms for our lending products as of December 31, 2021:

Product	Loan Size	Rates(1)	Term
Student Loan Refinancing	$5,000+ (2)	Variable rate: 1.74% – 6.59%	5 – 20 years
Fixed rate: 2.49% – 6.94%
In-School Loans	$5,000+ (2)	Variable rate: 0.95% – 11.29%	5 – 15 years
Fixed rate: 2.99% – 10.90%
Personal Loans	$5,000 – $100,000 (2)	Fixed rate: 4.74% – 16.44%	2 – 7 years
Home Loans	$100,000 – $548,250 (3)	Fixed rate: 1.75% – 4.75%	10, 15, 20 or 30 years
(Conforming Normal Cost Areas)
OR
$1,050,000 (4) (Conforming High Cost Areas)
OR
$2,700,000 (4) (Jumbo Loans)
__________________
(1)Loan annual percentage rates presented reflect rates as advertised as of the date indicated, inclusive of an auto-pay discount.
(2)Minimum loan size may be higher within certain states due to legal or licensing requirements.

(3)Exceptions for loan size less than $100,000 are considered on a case-by-case basis.
(4)Represents the maximum loan size outstanding within the loan category as of the reporting date. “Conforming High Cost Areas” refers to FNMA eligible loans above the normal conforming limit, which is determined by county. “Jumbo Loans” refers to loans in the jumbo loan program. We began funding loans under our relaunched jumbo loan program in the fourth quarter of 2021.
In the table below, we present additional information related to our lending products:

	Year Ended December 31,
	2021	2020	2019
Student Loans
Weighted average origination FICO	774	773	774
Weighted average interest rate earned(1)	4.43%	4.97%	5.48%
Interest income recognized ($ in thousands)(2)	$127,496	$134,917	$157,447
Sales of loans ($ in thousands)(3)	$2,854,778	$4,534,286	$6,051,418
Home Loans
Weighted average origination FICO	755	764	761
Weighted average interest rate earned(1)	1.94%	2.19%	3.39%
Interest income recognized ($ in thousands)(2)	$3,778	$2,731	$2,230
Sales of loans ($ in thousands)	$2,935,038	$2,102,101	$726,443
Personal Loans
Weighted average origination FICO	754	764	756
Weighted average interest rate earned(1)	10.58%	10.65%	10.92%
Interest income recognized ($ in thousands)(2)	$202,706	$192,450	$410,789
Sales of loans ($ in thousands)(3)	$4,290,424	$1,531,057	$2,604,263
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the month-end unpaid principal balances of loans outstanding during the period, which are impacted by the timing and extent of loan sales.
(2)See “Results of Operations—Interest Income” for a discussion of interest income recognized during the years indicated.
(3)Excludes the impact of loans transferred into consolidated VIEs.
Total Products
Total products in our Lending segment is a subset of our total products metric that refers to the number of home loans, personal loans and student loans that have been originated through our platform since our inception through the reporting date, whether or not such loans have been paid off. See “Key Business Metrics” for further discussion of this measure as it relates to our Lending segment.
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
During the year ended December 31, 2021, home loan origination volume increased relative to 2020 due to an increase in our loan application approval rate and operational efficiencies gained through scale of the platform, which were tempered by rising U.S. treasury rates relative to the 2020 levels, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Home loan origination volume increased significantly during the year ended December 31, 2020 compared to 2019 in part due to a full period of origination activity in 2020 compared to a partial period in 2019, as we relaunched our home loan product in the first quarter of 2019. The increase was also attributable to increased demand for home loan products in 2020 following the Federal Reserve’s actions to reduce interest rates to near-zero benchmark levels amid the COVID-19 pandemic.
During the year ended December 31, 2021, personal loan origination volume increased significantly relative to 2020, primarily due to the improved economic outlook and consumer confidence levels throughout 2021 relative to 2020, as there was lower consumer spending behavior during the earlier stages of the COVID-19 pandemic, which we believe decreased the overall demand for debt consolidation loans (which is one of the primary stated purposes for our personal loan originations). We also increased our loan application approval rate during the second half of 2021, which was correlated with a reopening of our personal loan credit eligibility. Personal loan origination volume decreased during the year ended December 31, 2020 relative to 2019 primarily due to the combination of our efforts to further tighten our underwriting and credit policies to mitigate our credit risk exposure during the economic downturn and lower consumer spending behavior during the COVID-19 pandemic, which we believe decreased the overall demand for debt consolidation loans, despite us lowering the average coupon rate during 2020.
During the year ended December 31, 2021, student loan origination volume decreased relative to 2020, as demand for student loan refinancing products continued to be unfavorably impacted by the automatic suspension of principal and interest payments on federally-held student loans enacted through the CARES Act in March 2020 that was extended by executive action most recently until May 2022. During the year ended December 31, 2020, demand for our student loan refinancing products decreased relative to 2019, primarily due to the CARES Act suspensions. Although the in-school loan product, which we launched in the third quarter of 2019, had a modest impact on the full year 2019, we increased our origination volume during each of 2020 and 2021.
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
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment for the years indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 18 to the Notes to Consolidated Financial Statements for more information regarding Lending segment performance.

	Year Ended December 31,			2021 vs. 2020 % Change	2020 vs. 2019 % Change
($ in thousands)	2021	2020	2019
Net revenue
Net interest income	$258,102	$199,345	$325,589	29%	(39)%
Noninterest income	480,221	281,521	108,712	71%	159%
Total net revenue	738,323	480,866	434,301	54%	11%
Servicing rights – change in valuation inputs or assumptions(1)	2,651	17,459	(8,487)	(85)%	(306)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	22,802	38,216	17,157	(40)%	123%
Directly attributable expenses(3)	(364,169)	(294,812)	(350,511)	24%	(16)%
Contribution profit	$399,607	$241,729	$92,460	65%	161%
__________________
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
(3)For a disaggregation of the directly attributable expenses allocated to the Lending segment in each of the years presented, see “Directly Attributable Expenses” below.

Lending Segment — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net interest income
Net interest income in our Lending segment increased by $58.8 million, or 29%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the following:
Loans Interest Income. Loans interest income increased by $3.7 million, or 1%. See “Results of Operations—Interest Income—Loans” within the section “Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” for information on the primary drivers of the variance related to our personal loans, student loans and home loans.
Securitizations Interest Income. Securitizations interest income decreased by $9.9 million, or 41%. See “Results of Operations—Interest Income—Securitizations” within the section “Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” for information on the primary drivers of the variance.
Securitizations and Warehouses Interest Expense. Interest expense related to securitizations and warehouses decreased by $65.0 million, or 42%, due to:
•a decline in securitization debt interest expense (exclusive of debt issuance and discount amortization) of $30.5 million;
•a decline in warehouse debt interest expense (exclusive of debt issuance amortization) of $22.5 million;
•a decline in residual interests classified as debt interest expense of $4.5 million; and
•a decline in debt issuance cost interest expense of $7.5 million.
See “Results of Operations—Interest Expense—Securitizations and Warehouses” within the section “Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” for information on the primary drivers of the variances.
Noninterest income
Noninterest income in our Lending segment increased by $198.7 million, or 71%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the following:
Loan Origination and Sales. Loan origination and sales increased by $126.3 million, or 34%. See “Results of Operations—Noninterest Income and Net Revenue—Loan Origination and Sales” within the section “Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” for information on the primary drivers of the variance.
Securitizations. Securitizations income improved by $55.4 million, or 79%. See “Results of Operations—Noninterest Income and Net Revenue—Securitizations” within the section “Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” for information on the primary drivers of the variance.
Servicing. Servicing income increased by $17.1 million, or 88%. See “Results of Operations—Noninterest Income and Net Revenue—Servicing” within the section “Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” for information on the primary drivers of the variance.

Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Direct advertising	$126,367	$102,562	$23,805	23%
Compensation and benefits	88,137	82,592	5,545	7%
Loan origination and servicing costs	56,242	41,733	14,509	35%
Lead generation	55,170	24,603	30,567	124%
Unused warehouse line fees	12,938	14,113	(1,175)	(8)%
Professional services	5,663	7,139	(1,476)	(21)%
Other(1)	19,652	22,070	(2,418)	(11)%
Directly attributable expenses	$364,169	$294,812	$69,357	24%
__________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions and occupancy-related costs.
Lending segment directly attributable expenses for the year ended December 31, 2021 increased by $69.4 million, or 24%, compared to the year ended December 31, 2020, primarily due to:
•an increase of $23.8 million in direct advertising related to an increase in search engine, television, social media and digital advertising expenditures, and offset by a decline in direct mail marketing expenditures;
•an increase of $5.5 million in allocated compensation and related benefits, which correlated with increased overall headcount at the Company during the period and average compensation per employee in 2021, but was partially mitigated by a decline in the percentage of time allocated per employee to the Lending segment during 2021;
•an increase of $14.5 million in loan origination and servicing costs, which supported our growth in origination volume year over year, primarily in home loans;
•an increase of $30.6 million due to increasing utilization of lead generation channels associated with increased personal loan origination volume in 2021, which was partially offset by lower student loan origination volume through lead generation channels;
•a decrease of $1.2 million in unused warehouse line fees due to higher average committed warehouse line usage and lower unused fee rates;
•a decrease of $1.5 million in professional services costs primarily related to a decrease in the use of our third-party consultants for our operations and technology teams, partially offset by an increase in advisory services; and
•a decrease of $2.4 million in other expenses, primarily related to decreases in occupancy-related costs, which was primarily driven by a decrease in the percentage of time allocated to the Lending segment in 2021.
Lending Segment — Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net interest income
Net interest income in our Lending segment for the year ended December 31, 2020 decreased by $126.2 million, or 39%, compared to the year ended December 31, 2019 due to the following:
Loans Interest Income.    Loans interest income decreased by $240.1 million, or 42%. See “Results of Operations—Interest Income—Loans” within the section “Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” for information on the primary drivers of the variance.
Securitizations Interest Income. Securitizations interest income increased by $0.9 million, or 4%. See “Results of Operations—Interest Income—Securitizations” within the section “Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” for information on the primary drivers of the variance.

Securitizations and Warehouses Interest Expense.    Interest expense related to securitizations and warehouses decreased by $112.9 million, or 42%, due to:
•a decline in securitization debt interest expense (exclusive of debt issuance and discount amortization) of $66.7 million;
•a decline in warehouse debt interest expense (exclusive of debt issuance amortization) of $28.9 million;
•a decline in residual interests classified as debt interest expense of $17.9 million; and
•an offsetting increase in debt issuance cost interest expense of $0.6 million.
See “Results of Operations—Interest Expense—Securitizations and Warehouses” within the section “Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” for information on the primary drivers of the variances.
Noninterest income
Noninterest income in our Lending segment for the year ended December 31, 2020 increased by $172.8 million, or 159%, compared to the year ended December 31, 2019 due to the following:
Loan Origination and Sales.    Loan origination and sales increased by $72.1 million, or 24%. See “Results of Operations—Noninterest Income and Net Revenue—Loan Origination and Sales” within the section “Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” for information on the primary drivers of the variance.
Securitizations.    Securitizations income increased by $128.9 million, or 65%. See “Results of Operations—Noninterest Income and Net Revenue—Securitizations” within the section “Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” for information on the primary drivers of the variance.
Servicing.    Servicing income decreased by $27.9 million, or 329%. See “Results of Operations—Noninterest Income and Net Revenue—Servicing” within the section “Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” for information on the primary drivers of the variance.
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Direct advertising	$102,562	$124,479	$(21,917)	(18)%
Compensation and benefits	82,592	126,710	(44,118)	(35)%
Loan origination and servicing costs	41,733	25,505	16,228	64%
Lead generation	24,603	30,255	(5,652)	(19)%
Unused warehouse line fees	14,113	8,073	6,040	75%
Professional services	7,139	8,080	(941)	(12)%
Other(1)	22,070	27,409	(5,339)	(19)%
Directly attributable expenses	$294,812	$350,511	$(55,699)	(16)%
__________________
(1)Other expenses primarily include recruiting fees, as well as loan marketing expenses, tools and subscriptions and occupancy-related costs.
Lending segment directly attributable expenses for the year ended December 31, 2020 decreased by $55.7 million, or 16%, compared to the year ended December 31, 2019 primarily due to:
•a decrease of $21.9 million in direct advertising related to an intentional reduction in advertising spend during the early stages of the COVID-19 pandemic;
•a decrease of $44.1 million in allocated employee compensation and related benefits primarily driven by less direct time allocated to the Lending segment by the technology and product and operations teams related to an increased emphasis on non-lending initiatives in 2020;
•a decrease of $5.7 million in lead generation costs related to lower origination volume through our lead generation channels;

•a decrease of $0.9 million in professional services costs;
•a decrease of $5.3 million in other expenses, primarily related to decreases in occupancy-related costs;
•an increase of $16.2 million in loan origination and servicing costs driven primarily by volume increases in our home loan product; and
•an increase of $6.0 million in unused warehouse line fees correlated with an increase in warehouse facility capacity year over year.
Technology Platform Segment
In the table below, we present a metric that is exclusive to Galileo within our Technology Platform segment:

	December 31,			2021 vs. 2020 % Change	2020 vs. 2019 % Change
	2021	2020	2019
Total accounts	99,660,657	59,735,210	—	67%	n/m
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 18 to the Notes to Consolidated Financial Statements. Intercompany revenue is eliminated in consolidation. We recast the total accounts as of December 31, 2020 to conform to the current year presentation. No information is reported prior to our acquisition of Galileo on May 14, 2020. Total accounts is a primary indicator of the amount of accounts that are dependent upon Galileo’s technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances and rely upon real-time authorizations, all of which result in technology platform fees for the Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment for the years indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 18 in the Notes to Consolidated Financial Statements for further information regarding Technology Platform segment performance.

	Year Ended December 31,			2021 vs. 2020 % Change
($ in thousands)	2021	2020	2019(1)
Net revenue
Net interest income (loss)	$(29)	$(107)	$—	(73)%
Noninterest income	194,915	96,423	795	102%
Total net revenue	194,886	96,316	795	102%
Directly attributable expenses(2)	(130,439)	(42,427)	—	207%
Contribution profit	$64,447	$53,889	$795	20%
__________________
(1)A comparison of the year ended December 31, 2020 to the year ended December 31, 2019 for the Technology Platform segment was not meaningful.
(2)For a disaggregation of the directly attributable expenses allocated to the Technology Platform segment in each of the years presented, see “Directly Attributable Expenses” below.
Technology Platform Segment — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Noninterest income
Noninterest income in our Technology Platform segment increased by $98.5 million, or 102%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the following:
Technology Platform Fees. Technology platform fees increased by $101.7 million, or 113%, excluding an increase in intercompany Technology platform fees of $1.2 million. See “Results of Operations—Noninterest Income and Net Revenue—Technology Platform Fees” under the section “Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” for information on the primary drivers of the variance.

Other.    Other income decreased by $4.4 million, or 79%, which was primarily related to equity method investment income during 2020 that did not recur, as our Apex equity method investment was called in the first quarter of 2021.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment, which are related to the operations of Galileo, that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Compensation and benefits	$68,277	$19,168	$49,109	256%
Product fulfillment	31,492	12,913	18,579	144%
Professional services	6,037	1,694	4,343	256%
Tools and subscriptions	9,544	4,243	5,301	125%
Other(1)	15,089	4,409	10,680	242%
Directly attributable expenses	$130,439	$42,427	$88,012	207%
___________________
(1)Other expenses are primarily related to marketing, occupancy-related costs, bad debt and data center expenses and other costs associated with the operation of our technology platform-as-a-service.
The increase in Technology Platform directly attributable expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 in each of the expense categories was partially impacted by the timing of our acquisition of Galileo during the second quarter of 2020 compared to full year results in 2021. The increase was also primarily driven by the following:
•an increase of $49.1 million in compensation and benefits expense, which was correlated with an increase in Galileo and other allocated personnel to support segment growth, as well as an increase in average compensation during 2021;
•an increase of $18.6 million in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform. These fees grew by 130% during 2021 compared to 2020, which correlated with growth of 113% in technology platform fees;
•an increase of $4.3 million in professional services costs related to third-party technology and product consulting for technology infrastructure support;
•an increase of $5.3 million in tools and subscriptions related to headcount increases and internal technology initiatives to support the growth of the platform; and
•an increase of $10.7 million in other expenses, which was primarily related to (i) data center expenses, which correlated with the growth in accounts on the Galileo platform, (ii) bad debt expense, which correlated with growing contract assets from increasing technology platform revenue, and (iii) occupancy-related costs.
Technology Platform Segment — Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Noninterest income
Total net revenue of $96.3 million during the year ended December 31, 2020 was primarily related to our acquisition of Galileo in May 2020, which earns revenues from contracts with customers in accordance with ASC 606. The Technology Platform total net revenue primarily consisted of technology platform fees at Galileo. During the year ended December 31, 2019, total net revenue was comprised of our investment in Apex, from which we earned income under the equity method of accounting. Total net revenue contributed by Apex equity method income increased by $3.6 million year over year, and represented $4.4 million of the total net revenue balance for 2020. Our Apex equity method income during 2020 included an impairment charge of $4.3 million that resulted from measuring the carrying value of the investment as of December 31, 2020 equal to the payment we received in January 2021 upon the seller of our equity interest exercising its call rights on our investment in Apex.
Directly attributable expenses
For the year ended December 31, 2020, the directly attributable expenses allocated to the Technology Platform segment were related to the operations of Galileo. Refer to the corresponding table above for the partial period expenses during

2020. There were no directly attributable expenses allocated to the Technology Platform segment during the year ended December 31, 2019.
Financial Services Segment
In the table below, we present a key metric related to our Financial Services segment:

	December 31,			2021 vs. 2020 % Change	2020 vs. 2019 % Change
Metric	2021	2020	2019
Total products (number, as of period end)	4,094,245	1,605,910	387,357	155%	315%
Total products in our Financial Services segment is a subset of our total products metric that refers to the number of SoFi Money accounts, SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform since our inception through the reporting date. See “Key Business Metrics” for further discussion of this measure as it relates to our Financial Services segment.
Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment for the years indicated. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 18 to the Notes to Consolidated Financial Statements for further information regarding Financial Services segment performance.

	Year Ended December 31,			2021 vs. 2020 % Change	2020 vs. 2019 % Change
($ in thousands)	2021	2020	2019
Net revenue
Net interest income	$3,765	$484	$614	678%	(21)%
Noninterest income	54,313	11,386	3,318	377%	243%
Total net revenue	58,078	11,870	3,932	389%	202%
Directly attributable expenses(1)	(192,996)	(143,966)	(122,732)	34%	17%
Contribution loss	$(134,918)	$(132,096)	$(118,800)	2%	11%
__________________
(1)For a disaggregation of the directly attributable expenses allocated to the Financial Services segment in each of the years presented, see “Directly Attributable Expenses” below.
Financial Services Segment — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net interest income
Net interest income in our Financial Services segment increased by $3.3 million, or 678%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was primarily attributable to net interest income on credit card loans, which launched during the third quarter of 2020.
Noninterest income
Noninterest income in our Financial Services segment increased by $42.9 million, or 377%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the following:
•increases in brokerage-related fees of $19.3 million, which coincided with increases in digital assets trading volume on our platform during 2021, and payment network fees of $8.2 million, which coincided with increased credit card and debit card transaction volume;
•an increase of $2.7 million in enterprise service fees, which primarily consisted of advisory service fees;
•an increase associated with equity capital markets services of $2.6 million, consisting of underwriting fees and dealer fees, which arrangements commenced in 2021; and
•an increase in referral fees of $9.9 million, which was primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to these partners, as well as an increase associated with a referral fulfillment arrangement we entered in the third quarter of 2021.

Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment’s contribution loss were as follows:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Compensation and benefits	$81,176	$81,354	$(178)	—%
Product fulfillment	23,638	10,459	13,179	126%
Member incentives	19,544	9,100	10,444	115%
Direct advertising	19,051	8,083	10,968	136%
Lead generation	10,308	2,352	7,956	338%
Professional services	3,832	5,853	(2,021)	(35)%
Intercompany technology platform expenses	1,863	686	1,177	172%
Provision for credit losses	7,573	—	7,573	n/m
Other(1)	26,011	26,079	(68)	—%
Directly attributable expenses	$192,996	$143,966	$49,030	34%
__________________
(1)Other expenses primarily include tools and subscriptions, SoFi Money, SoFi Invest and SoFi Credit Card account write-offs and occupancy-related and marketing-related expenses.
Financial Services directly attributable expenses for the year ended December 31, 2021 increased by $49.0 million, or 34%, compared to the year ended December 31, 2020, primarily due to the following:
•an increase of $13.2 million in product fulfillment costs related to SoFi Invest and SoFi Money, which included such activities as operating our cash management sweep program, brokerage expenses and debit card fulfillment services, and is also inclusive of the impact of our 8 Limited acquisition on a full year of operations during 2021. In addition, corresponding with the launch of our credit card product during the third quarter of 2020, we had additional costs related to credit card fulfillment, which had a more significant impact in 2021;
•an increase of $10.4 million primarily related to direct member incentives for our SoFi Money and SoFi Invest products;
•an increase of $11.0 million in direct advertising costs, which was primarily related to increased social media and search engine marketing costs. All marketing initiatives were primarily related to the continued promotion of, and growth in, our Financial Services products;
•an increase of $8.0 million in lead generation costs related to increased activity through this channel, which was predominantly associated with SoFi Invest;
•an increase of $1.2 million in intercompany technology platform expenses related to higher volume of technology platform services provided to SoFi by Galileo;
•an increase of $7.6 million related to our provision for credit losses on our credit card product, which launched during the third quarter of 2020 and, therefore, did not have meaningful activity during 2020; and
•a decrease of $2.0 million in professional services costs, which was primarily related to reduced third-party consulting for SoFi Money.
Financial Services Segment — Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net interest income
Net interest income in our Financial Services segment for the year ended December 31, 2020 decreased by $0.1 million, or 21%, compared to the year ended December 31, 2019 due to interest rate decreases during 2020, which resulted in lower net interest income earned on our SoFi Money account balances.
Noninterest income
Noninterest income in our Financial Services segment for the year ended December 31, 2020 increased by $8.1 million, or 243%, compared to the year ended December 31, 2019, which was primarily due to a $2.2 million increase in referral fees, a $3.4 million increase in brokerage-related fees, and a $1.8 million increase in payment network fees. The brokerage fees and payment network fees earned during 2020 were collectively bolstered by our acquisition of 8 Limited and increased member activity in both the SoFi Invest and SoFi Money products. The referral fee increase was primarily attributable to our material referral-related revenue relationships launched during the third quarter of 2019; therefore, 2019 is not fully comparable to 2020.
Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution loss were as follows:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Compensation and benefits	$81,354	$52,977	$28,377	54%
Product fulfillment	10,459	11,554	(1,095)	(9)%
Member incentives	9,100	8,894	206	2%
Direct advertising	8,083	23,038	(14,955)	(65)%
Lead generation	2,352	743	1,609	217%
Professional services	5,853	10,290	(4,437)	(43)%
Intercompany technology platform expenses	686	—	686	n/m
Other(1)	26,079	15,236	10,843	71%
Directly attributable expenses	$143,966	$122,732	$21,234	17%
__________________
(1)Other expenses primarily include tools and subscriptions, SoFi Money and SoFi Invest account write-offs and occupancy-related and marketing-related expenses.
Financial Services directly attributable expenses for the year ended December 31, 2020 increased by $21.2 million, or 17%, compared to the year ended December 31, 2019 primarily due to the following:
•an increase in employee compensation and related benefits of $28.4 million, which dovetailed with the continued infrastructure, technology and support investments we made in our SoFi Money and SoFi Invest products during 2020;
•an increase of $0.2 million related to direct member incentives, which was reflective of relatively stable costs relative to our initial year costs for SoFi Money and SoFi Invest;
•an increase of $1.6 million in lead generation costs related to higher origination volume through our lead generation channels;
•an increase of $0.7 million in intercompany technology platform fees, related to technology platform services provided to SoFi by Galileo during our initial year of acquisition, which was 2020;
•an increase of $10.8 million in other expenses primarily related to write offs of SoFi Money accounts and tools and subscription costs;
•a decrease of $1.1 million in product fulfillment costs related to SoFi Invest and SoFi Money, which included such activities as operating our cash management sweep program, brokerage expenses and debit card fulfillment services. The net decrease in 2020 is primarily attributable to nonrecurring expenses incurred in 2019 due to the launch of the SoFi Money product, which was partially offset by increased fulfillment costs in 2020 driven by the growth of the SoFi Money and SoFi Invest products;
•a decrease of $15.0 million in direct advertising costs, such as social media and search engine advertising costs, which was primarily related to a strategic decision to spend less on marketing during the early stages of the COVID-19 pandemic; and
•a decrease of $4.4 million in professional services costs as a result of nonrecurring costs incurred in 2019 to support the launch of the SoFi Money and SoFi Invest products.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the consolidated statements of operations and comprehensive income (loss) for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Reportable segments directly attributable expenses	$(687,604)	$(481,205)	$(473,243)
Intercompany technology platform expenses	1,863	686	—
Expenses not allocated to segments:
Share-based expense(1)	(239,011)	(99,870)	(60,936)
Depreciation and amortization expense	(101,568)	(69,832)	(15,955)
Fair value changes in warrant liabilities	(107,328)	(20,525)	2,834
Employee-related costs(2)	(143,847)	(114,599)	(53,080)
Special payment(3)	(21,181)	—	—
Other corporate and unallocated expenses(4)	(167,373)	(108,708)	(81,878)
Total noninterest expense	$(1,466,049)	$(894,053)	$(682,258)
__________________
(1)Includes share-based compensation expense and equity-based payments to non-employees.
(2)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(3)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination. See Note 11 to the Notes to Consolidated Financial Statements for additional information.
(4)Includes corporate overhead costs that are not allocated to reportable segments, such as brand advertising and corporate marketing costs, certain tools and subscription costs, and professional services costs.
Liquidity and Capital Resources
We require substantial liquidity to fund our current operating requirements, which primarily include loan originations and the losses generated by our Financial Services segment. We expect these requirements to increase as we pursue our strategic growth goals. Historically, our Lending cash flow variability has related to loan origination volume, our available funding sources and utilization of our warehouse facilities. Moreover, given our continued growth initiatives, we have seen variability in financing cash flows due to the timing and extent of common stock and redeemable preferred stock raises, redemptions, and additional uses and repayments of debt, and our convertible notes issuance. During February 2021, we paid off the seller note issued in 2020 in connection with our acquisition of Galileo, inclusive of all outstanding interest payable, for a total payment of $269.9 million. Remaining operating cash flow variability is largely related to our investments in our business, such as technology and product investments and sales and marketing initiatives, as well as our operating lease facilities. Our capital expenditures have historically been less significant relative to our operating and financing cash flows, and we expect this trend to continue for the foreseeable future. During the year ended December 31, 2021, we received significant liquidity from the Business Combination and the sale, in connection with the Business Combination, of 122,500,000 shares of SCH common stock at $10.00 per share (which automatically converted into shares of SoFi Technologies common stock) (the “PIPE Investment”) during the second quarter, as well as from our issuance of $1.2 billion aggregate principal amount of convertible senior notes in the fourth quarter, as further discussed herein.
To continue to achieve our liquidity objectives, we analyze and monitor liquidity needs and strive to maintain excess liquidity and access to diverse funding sources. We define our liquidity risk as the risk that we will not be able to:
•Originate loans at our current pace, or at all;
•Sell our loans at favorable prices, or at all;
•Meet our minimum capital requirements as a bank holding company and a national banking association;
•Meet our contractual obligations as they become due;
•Increase or extend the maturity of our revolving credit facility capacity;
•Satisfy our obligation to repay the convertible notes if they do not convert into common stock before maturity;
•Meet margin requirements associated with hedging or financing agreements;

•Fund continued operating losses in our business, especially if such operating losses continue at the current level for an extended period of time; or
•Make future investments in the necessary technological and operating infrastructure to support our business.
During the years ended December 31, 2021, 2020 and 2019, we generated negative cash flows from operations. The primary driver of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and, to a lesser extent, the timing of loan repayments. We either fund our loan originations entirely using our own capital, through proceeds from securitization transactions, or receive an advance rate from our various warehouse facilities to finance the majority of the loan amount. Our cash flows from operations were also impacted by material net losses in each of the years presented. The net losses were primarily driven by our technology and product investments and sales and marketing initiatives, which benefit each of our reportable segments. Our practice of not charging account or trading fees on the majority of our products within the Financial Services segment could result in sustained negative cash flows generated from the Financial Services segment in the short and long term. If our current net losses continue for the foreseeable future, we may raise additional capital in the form of equity or debt, which may not be at favorable terms when compared to previous financing transactions.
We have also utilized our revolving credit facility capacity to fund current liquidity needs in the normal course of business, such as general corporate activities. Our revolving credit facility had remaining capacity of $74.0 million as of December 31, 2021, of which $6.0 million was not available for general borrowing purposes because it was utilized to secure the uncollateralized portion of certain letters of credit issued to secure certain of our operating lease obligations. As of December 31, 2021, the remaining $3.1 million of the $9.1 million letters of credit outstanding was collateralized by cash deposits with the banking institution, which were presented within restricted cash and restricted cash equivalents in the consolidated balance sheets.
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
We are currently dependent on the success of our Lending segment. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. There is no guarantee that we will be able to execute on our strategy as it relates to the timing and pricing of securitization-related transfers. Therefore, we may hold securitization interests for longer than planned or be forced to liquidate at suboptimal prices. Securitization transfers are also negatively impacted during recessionary periods, wherein purchasers may be more risk averse.
Further, future uncertainties around the demand for our personal loans and around the student loan refinance market in general should be considered when assessing our future liquidity and solvency prospects. Through the CARES Act that passed during 2020 in response to the COVID-19 pandemic and subsequent extensions, principal and interest payments on federally-held student loans were suspended most recently until May 2022, which in turn lowered the propensity for borrowers to refinance into SoFi student loans relative to pre-COVID levels. To the extent that additional measures, such as student loan forgiveness, are implemented, it may negatively impact our future student loan origination volume. In addition, we have previously altered our credit strategy to defend against adverse credit consequences during recessionary periods, as we did following the outbreak of COVID-19, although those elevated credit eligibility requirements for personal loans were adapted during the first half of 2021 through phases of reopening following our metric-driven, return-to-normalcy action plan. In the future, our loan origination volume and our resulting loan balances, and any positive cash flows thereof, could be lower based on strategic decisions to tighten our credit standards. See “Key Factors Affecting Operating Results—Industry Trends and General Economic Conditions” and “Business Overview—COVID-19 Pandemic” for discussions of the impact of certain measures taken in response to the COVID-19 pandemic on our loan origination volumes and uncertainties that exist with respect to future operations in light of the ongoing pandemic.

Our material commitments requiring, or potentially requiring, the use of cash in future periods are primarily composed of:
•warehouse facility borrowings, which primarily carry variable interest rates, and have terms expiring through January 2030. See Note 10 to the Notes to Consolidated Financial Statements for additional key terms;
•revolving credit facility borrowings, which includes principal balance and variable interest, assuming (i) such interest remains unchanged, (ii) the borrowings are held to maturity, and (iii) interest is incurred at the rate for standard withdrawals in effect as of December 31, 2021. See Note 10 for additional information;
•convertible senior notes, which do not bear regular interest, and will mature in October 2026 unless earlier repurchased, redeemed or converted. See “Borrowings” below for additional information;
•operating lease obligations, primarily composed of leases of office premises with terms expiring from 2022 through 2031, as well as operating leases associated with SoFi Stadium, which expire in 2040;
•finance lease obligations, composed of our rights to certain physical signage within SoFi Stadium, which expire in 2040;
•the remaining commitment arising out of our agreement (which does not include the foregoing operating lease and finance lease obligations, but includes certain payments for which we are applying the short-term lease exemption) for the naming and sponsorship rights to SoFi Stadium, which pertain primarily to sponsorship and advertising opportunities related to the stadium itself, as well as the surrounding performance venue and planned retail district. See Note 16 to the Notes to Consolidated Financial Statements for additional information on our SoFi Stadium arrangement, including a contingent matter associated with SoFi Stadium payments; and
•the remaining commitment related to a four-year cloud computing services arrangement that we executed in the fourth quarter of 2021. See Note 16 to the Notes to Consolidated Financial Statements for additional information.
As it relates to our securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts, the timing of which cannot be reasonably estimated. Our own liquidity resources are not required to make any contractual payments on our securitization borrowings.
We may require liquidity resources associated with our guarantee arrangements. We have a three-year obligation to FNMA on loans that we sell to FNMA, to repurchase any originated loans that do not meet FNMA guidelines, and we are required to pay the full initial purchase price back to FNMA. In addition, we make standard representations and warranties related to other student, personal and non-FNMA home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See “Off-Balance Sheet Arrangements”, as well as Note 1 and Note 16 to the Notes to Consolidated Financial Statements for further information on our guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Our long-term liquidity strategy includes maintaining adequate warehouse capacity, corporate debt and other sources of financing, as well as effectively managing the capital raised through debt and equity transactions. Although our goal is to increase our cash flow from operations, there can be no assurance that our future operating plans will lead to improved operating cash flows.
We had unrestricted cash and cash equivalents of $494.7 million and $872.6 million as of December 31, 2021 and 2020, respectively. We believe our existing cash and cash equivalents balance, investments in AFS debt securities, available capacity under our revolving credit facility (and expected extensions or replacements of the facility), together with additional warehouses or other financing we expect to be able to obtain at reasonable terms and cash proceeds received from the Business Combination, will be sufficient to cover net losses, meet our existing working capital and capital expenditure needs, as well as our planned growth for at least the next 12 months. Our non-securitization loans also represent a key source of liquidity for us, and should be considered in assessing our overall liquidity. We have relationships with whole loan buyers who we believe we will be able to continue to rely on to generate near-term liquidity. Securitization markets can also generate additional liquidity, albeit to a lesser extent, as it involves accessing a much less liquid securitization residual investment market, and in certain cases we are required to maintain a minimum investment due to securitization risk retention rules.
We received gross cash consideration from the Business Combination of $764.8 million, from which we made payments totaling $27.0 million during the year ended December 31, 2021 for costs directly attributable to the issuance of common stock in connection with the Business Combination. Additionally, we used a portion of the funds for the repurchase of certain redeemable common stock from a shareholder for $150.0 million and for a special payment to Series 1 preferred stockholders for $21.2 million in accordance with the Agreement. In addition, we received gross cash consideration of $1.225 billion from the PIPE Investment. The remaining net cash proceeds were utilized by the Company to help fund future strategic and capital needs, including repayment of $1.5 billion of loan warehouse facility debt in June 2021.
In October 2021, we closed on the issuance of $1.2 billion aggregate principal amount of convertible senior notes, from which we received net proceeds of $1.176 billion, after deducting the initial purchasers’ discount. See “Borrowings” below for additional information.
In November 2021, we announced that we would redeem all outstanding SoFi Technologies warrants that remained outstanding on December 6, 2021 (the “Redemption Date”) for a redemption price of $0.10 per warrant. The Warrants were exercisable by the holders thereof until the Redemption Date to purchase fully paid and non-assessable shares of common stock underlying such warrants. As a result of warrant exercises, we issued 15,193,668 shares of common stock and received cash proceeds of $95.0 million. At the end of the redemption period, we paid an immaterial amount to redeem unexercised SoFi Technologies warrants, which when combined with the warrant exercises, eliminated our SoFi Technologies warrants liability as of December 31, 2021. See Note 9 to the Notes to Consolidated Financial Statements for additional information.
In February 2022, we acquired Golden Pacific, after which we became a bank holding company and Golden Pacific Bank began operating as SoFi Bank. Shortly after the acquisition closed, we allocated $750 million in capital to SoFi Bank to pursue our national digital business plan. Golden Pacific Bank’s community bank business will continue to operate as a division of SoFi Bank.
Borrowings
Our borrowings as of December 31, 2021 primarily include our loan and risk retention warehouse facilities, asset-backed securitization debt, revolving credit facility and convertible notes. A detailed description of each of our borrowing arrangements is included in Note 10 to the Notes to Consolidated Financial Statements.
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
We have various affirmative and negative financial covenants, as well as non-financial covenants, related to our warehouse debt and revolving credit facility, as well as our Series 1 preferred stock. Additionally, we have compliance requirements associated with our convertible notes, and certain provisions of the arrangement could change in the event of a “Make-Whole Fundamental Change”, as defined in the indenture.
The availability of funds under our warehouse facilities and revolving credit facility is subject to, among other conditions, our continued compliance with the covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum cash and cash equivalents, and (iii) a maximum leverage ratio of total debt to tangible net worth. A breach of these covenants can result in an event of default under these facilities and allows the lenders to pursue certain remedies. Our subsidiaries are restricted in the amount that can be distributed to SoFi only to the extent that such distributions would cause the financial covenants to not be met.
In addition, pursuant to our amended and restated Series 1 redeemable preferred stock agreement, we are subject to the following financial covenants:
•Tangible net worth to total debt ratio requirement, which excludes our warehouse, risk retention and securitization related debt;
•Tangible net worth to Series 1 redeemable preferred stock ratio requirement; and

•Minimum excess equity requirements, where the measure of equity includes permanent equity and redeemable preferred stock (exclusive of Series 1 redeemable preferred stock), as applicable.
We were in compliance with all covenants.
In October 2021, we closed on the issuance of $1.2 billion aggregate principal amount of convertible senior notes (the “Convertible Notes”), which do not bear regular interest, will mature in October 2026 (unless earlier repurchased, redeemed or converted) and will be convertible by the noteholders beginning in April 2026 under certain circumstances. We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). The Convertible Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, beginning in October 2024 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued interest, if any. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. In addition, calling any note for redemption will also constitute a Make-Whole Fundamental Change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. Therefore, redemption events and conversion events (to the extent we elect to cash settle) could require a material use of cash at the time of the event.
Additionally, the Convertible Notes may incur special interest in the event of default, or additional interest if the Company has not satisfied certain reporting conditions or the Convertible Notes are not otherwise freely tradable, as such term is defined in the indenture. If special interest or additional interest is incurred on the Convertible Notes, it could require an additional use of cash.
In connection with the pricing of the Convertible Notes and with the exercise by the initial purchasers of their option to purchase additional notes, which option was exercised, we entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Call Transactions”). The Capped Call Transactions are expected to generally reduce the potential dilutive effect on the common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be.
The net proceeds from the convertible debt issuance were $1.176 billion. We used $113.8 million of the net proceeds to fund the cost of entering into the Capped Call Transactions. We allotted the remainder of the net proceeds (i) to pay related expenses and (ii) for general corporate purposes. See Note 10 to the Notes to Consolidated Financial Statements for additional information.
Cash Requirements from Known Contractual Obligations and Other Commitments
The following table summarizes our cash requirements from known contractual obligations and other commitments as of December 31, 2021:

	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Warehouse debt(1)	$1,641,253	$329,840	$1,205,589	$39,269	$66,555
Revolving credit facility(2)	495,336	5,377	489,959	—	—
Convertible Notes(3)	1,200,000	—	—	1,200,000	—
Operating lease obligations	167,395	22,287	44,286	39,874	60,948
Finance lease obligations	19,042	959	1,932	2,098	14,053
LA Stadium Complex naming rights(4)	540,345	22,890	46,073	54,900	416,482
Purchase commitment(5)	76,430	19,938	39,876	16,616	—
Total contractual obligations(6)	$4,139,801	$401,291	$1,827,715	$1,352,757	$558,038
__________________
(1)The amounts reported exclude future interest expense, other than interest accrued as of December 31, 2021, as it is difficult to predict the amount of interest we will incur due to the variability of the utilization of our warehouse debt and timing of collateral cash flows. As such, only principal commitments and the aforementioned accrued interest are included herein. See Note 10 to the Notes to Consolidated Financial Statements for additional information on our warehouse debt.
(2)Includes principal balance and variable interest on our revolving credit facility. The estimated interest payments assume that our borrowings under the revolving credit facility (i) remain unchanged, (ii) are held to maturity, and (iii) incur interest at the rate for standard withdrawals in effect as of December 31, 2021 through its maturity. See Note 10 to the Notes to Consolidated Financial Statements for additional information on our revolving credit facility.

(3)The Convertible Notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted. See “Borrowings” for additional information on these provisions.
(4)The contractual obligations associated with the operating lease and finance lease components of the Naming and Sponsorship Agreement with the LA Stadium and Entertainment District are reported in the corresponding lines and are, therefore, excluded from amounts reported in this line. As of December 31, 2021, all payments associated with the planned retail district, which is currently expected to commence no earlier than 2022, are attributed to non-lease components. We do not expect the agreement to contain a material lease component, although the evaluation remains ongoing. See Note 16 to the Notes to Consolidated Financial Statements for additional information on our leases and on a contingent matter associated with SoFi Stadium payments.
(5)Relates to a four-year purchase commitment for cloud computing services with a total of $80 million to be incurred through the term, of which $3.6 million was already incurred in 2021. See Note 16 to the Notes to Consolidated Financial Statements for additional information.
(6)Contractual obligations exclude residual interests classified as debt that result from transfers of assets that are accounted for as secured financings. Similarly, contractual obligations exclude securitization debt, as the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts, the timing of which cannot be reasonably estimated. Additionally, our own liquidity resources are not required to make any contractual payments on these borrowings, except in limited instances associated with our guarantee arrangements. Our maturity date represents the legal maturity of the last class of maturing notes. See Note 16 to the Notes to Consolidated Financial Statements for further discussion of our guarantees. Finally, contractual obligations exclude the impact of uncertain tax positions, as we are not able to reasonably estimate the timing of such future cash flows. See Note 14 to the Notes to Consolidated Financial Statements for additional information on income taxes and unrecognized tax benefits.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Net cash used in operating activities	$(1,350,217)	$(479,336)	$(54,733)
Net cash provided by investing activities	110,193	258,949	114,868
Net cash provided by financing activities	684,987	853,754	93,077
Cash Flows from Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $1.4 billion, which stemmed from a net loss of $483.9 million that had a positive adjustment for non-cash items of $479.0 million, and an unfavorable change in our operating assets net of operating liabilities of $1.3 billion. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $13.0 billion during the year and also purchased loans of $451.0 million, the latter of which were primarily related to securitization clean-up calls (purchases we elect to make when the risk retention period has sunset). These cash uses were offset by principal payments of $2.2 billion and proceeds from loan sales of $10.0 billion.
For the year ended December 31, 2020, net cash used in operating activities was $479.3 million, which stemmed from a net loss of $224.1 million that had a positive adjustment for non-cash items of $142.0 million, and an unfavorable change in our operating assets net of operating liabilities of $397.3 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $9.7 billion during the year and also purchased loans of $690.2 million, of which $606.3 million related to strategic loan purchases we made during the year, wherein we believed we could earn net interest income prior to selling the loan for a subsequent gain. These cash uses were largely offset by principal payments from members of $1.9 billion and proceeds from loan sales of $8.0 billion.
For the year ended December 31, 2019, net cash used in operating activities was $54.7 million, which stemmed from a net loss of $239.7 million that had a positive adjustment for non-cash items of $114.9 million, and a favorable change in operating assets net of operating liabilities of $70.0 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $11.2 billion during the period and also purchased certain loans of $47.3 million, the majority of which were related to securitization clean-up calls. Furthermore, we also purchased loans of $331.6 million to provide additional loan collateral for securitizations that we sponsored during 2019. These cash uses were offset by principal payments from members of $2.5 billion and proceeds from loan sales of $9.1 billion.
Cash Flows from Investing Activities
For the year ended December 31, 2021, net cash provided by investing activities was $110.2 million, which was primarily attributable to proceeds of $107.5 million from the call on our Apex equity method investment and $16.7 million from repayment of the outstanding principal balance on its related party notes, as well as proceeds of $247.1 million from our securitization investments. These cash proceeds were partially offset by $246.4 million of investments made in AFS debt securities, reduced by proceeds of $57.5 million from sales and maturities of these investments. Additionally, we made an equity method investment of $20.0 million during the third quarter of 2021. Lastly, we used cash of $52.3 million for purchases of property, equipment and software, which primarily included internally-developed software, purchased software, and furniture and fixtures.
For the year ended December 31, 2020, net cash provided by investing activities was $258.9 million, which was primarily attributable to proceeds from our securitization investments of $322.7 million, partially offset by our acquisition activities during the year, which resulted in a net use of cash of $32.4 million. Moreover, we extended additional financing to Apex during the year, which required a use of cash of $7.6 million. Lastly, we used $24.5 million for purchases of property, equipment and software.
For the year ended December 31, 2019, net cash provided by investing activities was $114.9 million, primarily resulting from $165.1 million in proceeds from our securitization investments, partially offset by $37.6 million in purchases of property, equipment and software. In 2019, we made significant leasehold improvement capital expenditures at our corporate headquarters in San Francisco, California. Lastly, we made our first loan to Apex during 2019, which required a use of cash of $9.1 million.
Cash Flows from Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $685.0 million. We received proceeds from the Business Combination and PIPE Investment of $2.0 billion, and paid costs directly related to the Business Combination and PIPE Investment of $27.0 million. We received $9.5 billion of proceeds from debt financing activities related to our lending activities and issuance of convertible notes. These debt proceeds were more than offset by $10.4 billion of debt repayments, of which $9.5 billion were related to our warehouse facilities and $250 million were related to repayment of the seller note. We also had capped call purchases of $113.8 million in connection with the issuance of our Convertible Notes. Our payments of debt issuance costs were in the normal course of business and were primarily reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. We also received proceeds from warrant exercises of $95.0 million. We paid taxes related to RSU vesting of $42.6 million, as well as redeemable preferred stock dividends of $40.4 million. We also received $25.2 million of proceeds from common stock option exercises during the period. Finally, we paid $282.9 million to repurchase redeemable common and preferred stock, and $0.5 million to repurchase common stock during the year.
For the year ended December 31, 2020, net cash provided by financing activities was $853.8 million. We received $10.2 billion of proceeds from debt financing activities, which were primarily attributable to our lending activities and included a $325.0 million draw on our revolving credit facility during the year. These debt proceeds were partially offset by $9.7 billion of debt repayments, $8.6 billion of which were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. We also generated cash of $369.8 million from a common stock issuance in the fourth quarter of 2020. We paid Series 1 redeemable preferred stock dividends of $40.5 million and taxes related to RSU vesting of $31.3 million. These uses were offset by principal repayments of $43.5 million related to our stockholder note receivable, which was fully paid off as of December 31, 2020.
For the year ended December 31, 2019, net cash provided by financing activities was $93.1 million. Our financing activities were primarily driven by proceeds from debt issuances of $12.5 billion, more than offset by principal payments on debt of $12.8 billion. In addition, we generated cash from preferred stock issuances of $573.8 million, gross of issuance costs of $2.4 million. The debt issuance and payment activity was related to our revolving credit facility, warehouse financing facilities, residual interests classified as debt and securitization debt. In May 2019, we issued 26,438,798 shares of Series H and 3,234,000 shares of Series 1 redeemable preferred stock for combined net proceeds of $536.6 million. In October 2019, we issued an additional 4,273,651 shares of Series H preferred stock for proceeds of $34.8 million. In 2019, we paid $23.9 million in dividends on the Series 1 redeemable preferred stock. Additionally, we issued a note receivable to a stockholder, which resulted in a net cash outflow of $43.5 million. Finally, we paid taxes in connection with RSU vesting of $21.4 million.
Other Arrangements
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

VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. See Note 1 to the Notes to Consolidated Financial Statements for our VIE consolidation policy.
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
We are also the servicer for all trusts in which we hold a financial interest. Although we have the power as servicer to perform the activities that most impact the economic performance of the VIE, we do not hold a significant financial interest in the trusts and, therefore, we are not the primary beneficiary. Further, we do not provide financial support beyond our initial equity investment, and our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to our investment. For a more detailed discussion of nonconsolidated VIEs, including activity in relation to the establishment of trusts, the aggregate outstanding values of variable interests and the deconsolidation of VIEs, see Note 6 to the Notes to Consolidated Financial Statements.
As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans, which includes FNMA repurchase requirements, general representations and warranties and credit-related repurchase requirements, all of which are standard in nature and, therefore, do not constrain our ability to recognize a sale for accounting purposes. Pursuant to ASC 460, Guarantees, we establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. Our credit-related repurchase requirements are assessed for loss under ASC 326, Financial Instruments—Credit Losses. During the year ended December 31, 2021, we made repurchases of $8.8 million associated with these arrangements. As of December 31, 2021, we accrued liabilities of $7.4 million related to our estimated repurchase obligation.
Financial Condition Summary
December 31, 2021 compared to December 31, 2020
Changes in the composition and balance of our assets and liabilities as of December 31, 2021 compared to December 31, 2020 were principally attributed to the following:
•a decrease of $555.0 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase of $194.9 million in investments in AFS debt securities, which we began purchasing during the third quarter of 2021;
•an increase in loans of $1.2 billion, primarily stemming from originations and purchases of $13.5 billion, offset by principal payments and sales of $12.3 billion;
•a decrease in equity method investments of $87.8 million, primarily from Apex calling our investment, which resulted in cash proceeds of $107.5 million, offset by a $20.0 million new equity method investment during the third quarter of 2021;
•a decrease in securitization investments of $122.2 million, primarily from collections outpacing new securitization investments in nonconsolidated personal and student loan VIEs;
•a decrease in intangible assets of $70.5 million, primarily due to the amortization of developed technology and customer-related intangible assets acquired in the second quarter of 2020;
•a decrease in related party notes receivable of $17.9 million, as Apex repaid their outstanding loans;
•a decrease of $1.2 billion in gross warehouse facility debt, which was primarily enabled by proceeds received from the Business Combination and PIPE Investment;
•an increase of $1.2 billion related to our issuance of Convertible Notes in the fourth quarter of 2021;
•a decrease of $250.0 million in liabilities related to the settlement in February 2021 of the Galileo seller note;
•a decrease of $595.5 million in liabilities related to gross securitization debt, which was settled with proceeds from related collateral repayments;
•a decrease in warrant liabilities of $40.0 million related to the reclassification of the Series H warrants to permanent equity classification in conjunction with the Business Combination; and

•a decrease of $133.4 million in liabilities related to the exercise of our call option rights in December 2020, for which the payable outstanding at December 31, 2020 was paid in January 2021.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. See Note 1 to the Notes to Consolidated Financial Statements for a summary of our significant accounting policies. The most significant judgments, estimates and assumptions relate to the critical accounting policies, which are discussed in detail below. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us.
Share-Based Compensation
We have offered stock options, RSUs and PSUs to employees and non-employees. We measure and recognize compensation expense for all share-based awards made to employees based on estimated fair values on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period for time-based awards with only service conditions. Share-based awards with performance conditions are expensed under the accelerated attribution method based on each vesting tranche. We recognize forfeitures as incurred and, therefore, reverse previously recognized share-based compensation expense at the time of forfeiture. We use the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to estimate the fair value of stock options. RSUs are measured based on the fair values of our underlying common stock on the dates of grant. We estimate the grant-date fair values of PSUs utilizing a Monte Carlo simulation model.
Stock Options
The Black-Scholes Model requires the use of subjective assumptions, including the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption was based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. The expected term represents the period of time the stock options are expected to be outstanding and was based on the simplified method. Under the simplified method, the expected term of a stock option is presumed to be the midpoint between the vesting date and the end of the contractual term. Management used the simplified method for stock option grants during the year ended December 31, 2020 due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options. Expected volatility was based on historical volatility for publicly-traded stock of comparable companies over the estimated expected life of the stock options. In identifying comparable companies, we considered factors such as industry, stage of life cycle and size. We assumed no dividend yield because we do not expect to pay dividends in the near future, which is consistent with our history of not paying dividends. Stock option valuations also depend on the valuation of our common stock on the date of grant, as discussed below.
During the year ended December 31, 2020, our Board of Directors granted a total of 217,275 stock options. No stock options were granted during 2021 and 2019; therefore, a stock option valuation was not necessary. The inputs used for estimating the fair value of stock options granted during the year ended December 31, 2020 are disclosed in Note 13 to the Notes to Consolidated Financial Statements.
The following table summarizes the inputs used for estimating the fair value of stock options granted during the year ended December 31, 2020:

Input	Year Ended December 31, 2020
Risk-free interest rate	0.3% – 1.4%
Expected term (years)	5.5 – 6.0
Expected volatility	36.5% – 42.5%
Fair value of common stock	$6.43 – $6.95
Dividend yield	—%

Restricted Stock Units
During the years ended December 31, 2021, 2020 and 2019, our Board of Directors granted a total of 27,481,638, 35,965,456 and 15,922,648 RSUs, respectively, at weighted average share prices of $16.92, $7.79 and $6.47, respectively. The RSU share prices were based on the prevailing fair value of our common stock at the time of each share-based grant. See below for a discussion of our common stock valuation process during the period wherein we started to pursue a public market transaction.
Common Stock Valuations
Prior to us contemplating a public market transaction, due to the absence of an active market for our common stock, the fair value of our common stock, which was used as an input into the valuation of both our stock options and RSUs granted, was determined by our Board of Directors based on a third-party valuation and input from our management. The valuation of our common stock was performed by independent valuation specialists when the Board of Directors believed an event had occurred that would significantly impact the value of our common stock, which was at least on an annual basis, but had been more frequent during the years ended December 31, 2020 and 2019. The valuation specialists applied valuation techniques and methods that conformed to generally accepted valuation practices and standards established by the American Society of Appraisers in accordance with Uniform Standards of Professional Appraisal Practice. The valuation methodologies and techniques utilized were also consistent with guidance issued by the American Institute of Certified Public Accountants in its Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, 2013. They used a number of objective and subjective factors, including:
•prices at which our common and preferred stock had been bought and sold in third-party, arms-length, non-employee based transactions;
•our capital structure and the prices at which we issued our preferred stock and the relative rights and characteristics of the preferred stock as compared to those of our common stock;
•our results of operations, financial position and our future business plans, which included financial forecasts and budgets;
•capital market data on interest rates, yields and rates of return for various investments;
•the material risks related to our business and the state of the development of our target markets;
•the market performance of publicly-traded companies in comparable market sectors;
•external market conditions affecting comparable market sectors;
•the degree of marketability for our common stock, including contractual restrictions on transfer of the units; and
•the likelihood of achieving a liquidity event for our preferred and common stockholders, given prevailing market conditions.
During the third quarter of 2020, once we made intentional progress toward pursuing a public market transaction, we began applying the probability-weighted expected return method (“PWERM”) to determine the fair value of our common stock. The probability weightings assigned to certain potential exit scenarios were based on management’s expected near-term and long-term funding requirements and assessment of the most attractive liquidation possibilities at the time of the valuation. During this process, we assigned probability weightings to “go public” event scenarios and a “stay private” scenario, wherein the enterprise valuation was based on either estimated exit valuations determined from conversations held with external parties or was based on public company comparable net book value multiples at the time of our valuation, respectively. In addition, our “stay private” scenario valuation approach continued to rely on a guideline public company multiples analysis with an option pricing model to determine the amount of aggregate equity value allocated to our common stock. The valuations from 2019 through the third quarter of 2020 also applied discounts for lack of marketability ranging from 16% to 25% to reflect the fact that there was no market mechanism to sell our common stock and, as such, the common stock option and RSU holders would need to wait for a liquidity event to facilitate the sale of their equity awards. In addition, there were contractual transfer restrictions placed on common stock in the event that we remained a private company.
During the fourth quarter of 2020, we valued our common stock on a monthly basis. A common stock transaction that closed in December 2020 at a price of $10.57 per common share, which was of substantial size and in close proximity to the Business Combination, served as the key input for the fair value of our common stock for grants made during the fourth quarter of 2020. We decreased the assumed discount for lack of marketability throughout the fourth quarter of 2020, corresponding with our decreased time to liquidity assumption throughout the quarter, as we became more certain about the possibility of entering into the Business Combination over time, and ultimately assumed no discount for lack of marketability for the month of December 2020.

For the period from January 7, 2021, the date on which we executed the Agreement, through May 28, 2021, the date the Business Combination closed, we determined the fair value of our common stock based on the observable daily closing price of SCH stock (ticker symbol “IPOE”) multiplied by the exchange ratio in effect for such transaction date. For periods subsequent to June 1, 2021, we determined the value of our common stock based on the observable daily closing price of SoFi Technologies stock (ticker symbol “SOFI”).
Application of these approaches and methodologies involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected operations, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Performance Stock Units
In the second and third quarters of 2021, we granted performance stock units (“PSUs”), which are restricted common stock awards that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for the PSUs generally is satisfied contemporaneously with the performance-based conditions. The performance-based conditions generally are satisfied upon achieving specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and maintaining certain minimum standards applicable to bank holding companies. We record share-based compensation expense for PSUs using the accelerated attribution method for each vesting tranche over the respective derived service period, and only if performance-based conditions are considered probable to be satisfied. We determine the grant-date fair value of PSUs utilizing a Monte Carlo simulation model, which relies on certain key assumptions, including expected stock price volatility, risk-free rate, dividend yield and the closing stock price at grant date. We estimated the volatility of common stock on the date of grant based on the historical volatility of comparable publicly-traded companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Finally, we assumed no dividend yield, as we have not historically paid, nor do we anticipate paying in the near future, dividends on our common stock.
During the year ended December 31, 2021, our Board of Directors granted a total of 23,141,462 PSUs, which had a weighted average grant date fair value of $9.50.
See Note 13 to the Notes to Consolidated Financial Statements for information about share-based compensation expense related to stock options, RSUs and PSUs reflected in our consolidated statements of operations and comprehensive income (loss).
Consolidation of Variable Interest Entities
We enter into arrangements in which we originate loans, establish a special purpose entity (“SPE”), and transfer the loans to the SPE. We retain the servicing rights of those loans and hold additional interests in the SPE. We evaluate each such arrangement to determine whether we have a variable interest. If we determine that we have a variable interest in an SPE, we then determine whether the SPE is a VIE. If the SPE is a VIE, we assess whether we are the primary beneficiary of the VIE. To determine if we are the primary beneficiary, we identify the most significant activities and determine who has the power over those activities, and who absorbs the variability in the economics of the VIE.
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
A significant change to our or other parties’ pertinent rights, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could impact the determination of whether or not a VIE should be consolidated in future periods. VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. Our maximum exposure to loss as a result of our involvement with consolidated VIEs is limited to our investment, which is eliminated in consolidation. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in consolidated VIEs.

Fair Value
Our involvement with VIEs and origination of student loans, personal loans and home loans, which we measure at fair value on a recurring basis, results in Level 2 and Level 3 assumptions having a material impact on our consolidated financial statements.
Loans do not trade in an active market with readily observable prices. We determine the fair value of our loans using a discounted cash flow methodology, while also considering market data as it becomes available. We classify loans as Level 3 because the valuations utilize significant unobservable inputs.
When we consolidate VIEs, the loans remain on our consolidated balance sheet and are measured at fair value using Level 3 inputs. Moreover, third-party residual claims on these loans are measured at fair value on a recurring basis and are presented as residual interests classified as debt in our consolidated balance sheet. We record subsequent fair value measurement changes in the period in which the change occurs within noninterest income—securitizations in our consolidated statements of operations and comprehensive income (loss). We determine the fair value of our residual interests classified as debt using a discounted cash flow methodology, while also considering market data as it becomes available.
Consistent with ASC 325-40, Investments — Other — Beneficial Interests in Securitized Financial Assets, we recognize interest expense related to the residual interests classified as debt over the expected life using the effective yield method, which is effectively a reclassification between noninterest income and interest income for the portion of the overall fair value change attributable to interest expense. On a quarterly basis, we reevaluate the cash flow estimates to determine if a change to the accretable yield is required on a prospective basis. We classify the residual interests classified as debt as Level 3 due to the reliance on significant unobservable valuation inputs.
When we do not consolidate VIEs, we generally hold risk retention interests, which we refer to as securitization investments. In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain asset-backed bonds, which are measured at fair value on a recurring basis using Level 2 inputs, and residual investments, which are measured at fair value on a recurring basis using Level 3 inputs. Gains and losses related to our securitization investments are reported within noninterest income—securitizations in our consolidated statements of operations and comprehensive income (loss). We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available.
For our loans, residual interests classified as debt and securitization investments, the fair value estimates are impacted by assumptions regarding credit performance, prepayments and discount rates. See “Quantitative and Qualitative Disclosures about Market Risk” for discussion of the sensitivity of our financial instruments measured at fair value to changes in various market risks.
Business Combinations
We account for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with the principles outlined in ASC 820, Fair Value Measurement, and which are typically determined in consultation with an independent appraiser.
The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the consolidated financial statements in periods after the acquisition, such as through depreciation and amortization expense. Assumptions for the developed technology generally include expected earnings attributable to the asset (including an assumed technology migration curve and contributory asset charges) and an assumed discount rate. Assumptions for the customer-related intangibles generally include estimated annual revenues and net cash flows (including revenue ramp-up periods and customer attrition rates) and an assumed discount rate. Assumptions for the trade names, trademark and domain names generally include expected earnings attributable to the asset, the probability of use of the asset, the royalty rate and an assumed discount rate.
The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. Acquisition-related costs are expensed as incurred. The results of operations for each acquisition are included in the Company’s consolidated financial results beginning on the respective acquisition date.

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive income (loss).
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1 to the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of market-related risks which can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk and counterparty risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. As a result of our acquisitions in the second quarter of 2020, as well as our anticipated acquisition of Technisys in February 2022, which are further discussed in Note 2 to the Notes to Consolidated Financial Statements, we may in the future be subject to increasing foreign currency exchange rate risk. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during any of the periods presented.
Interest Rate Risk
We are subject to interest rate risk associated with our consolidated loans, securitization investments (including residual investments and asset-backed bonds), servicing rights, variable-rate debt and our investments in AFS debt securities. Our loan portfolio consists of personal loans, student loans and home loans, which are carried at fair value on a recurring basis, and credit cards, which are measured at amortized cost. The loans with variable interest rates are exposed to interest rate volatility, which impacts the amount of interest income we recognize in our consolidated statements of operations and comprehensive income (loss). Our securitization residual investments are carried at fair value, which is subject to changes in market value by virtue of the impact of interest rates on the market yield of the residual investments. The value and earnings of our asset-backed bonds, which are associated with our personal loans and student loans, have a converse relationship to the movement of interest rates. That is, as interest rates rise, bond values and earnings fall and vice versa. Lastly, we are subject to interest rate risk on our variable-rate warehouse facilities and our revolving credit facility. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding may be tied to SOFR or another representative alternative reference rate. These arrangements are also subject to the reference rate reform guidance, which is further discussed in Note 1 to the Notes to Consolidated Financial Statements.
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities, which can negatively impact our realized net interest income.
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of assets and liabilities recorded on our consolidated balance sheet as of December 31, 2021, based upon a sensitivity analysis performed by management assuming an immediate hypothetical increase and decrease in market interest rates of 100 basis points. The fair value and earnings sensitivities are applied only to financial assets and liabilities that existed at the balance sheet date, which included loans measured at fair value, securitization investments, servicing rights, investments in AFS debt securities, credit cards and certain variable rate debt as of December 31, 2021. For loans and investments in AFS debt securities, interest rates impact both the fair value change and interest income, although the impact on interest income from AFS debt securities was immaterial. The sensitivity impact on interest income from loans was performed only on our variable-rate loans held on the consolidated balance sheet and reflects the impact from changes in interest rates, while holding all other factors constant. The sensitivity impact on interest income from credit cards was performed on the revolving portion of our credit card portfolio at year end and reflects the impact from changes in interest rates, while holding all other factors constant. For debt, the sensitivity impact on interest expense was performed only on our variable-rate debt, which is not measured at fair value on a recurring basis and, therefore, only reflects the hypothetical impact on interest expense. Additionally, the amounts are gross of debt issuance costs and discounts or premiums.

	As of December 31, 2021	Impact if Interest Rates:
($ in thousands)		Increase 100 Basis Points	Decrease 100 Basis Points
Fair value	$6,690,826	$6,548,837	$6,839,514
Carrying value	2,637,636	n/a	n/a
Income (loss) before income taxes		(164,544)	172,050
Credit Risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required loan payments, or declines in home loan collateral values. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and we are not able to fully recover the principal balance. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio. The Lending segment weighted average origination FICO during the year ended December 31, 2021 was 761.
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of December 31, 2021 based on upon a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans measured at fair value, credit card loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of December 31, 2021. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.

	As of December 31, 2021	Impact if Credit Loss Rates:
($ in thousands)		Increase 10 Percent	Decrease 10 Percent
Fair value	$6,268,898	$6,252,323	$6,285,473
Carrying value	115,912	115,208	116,616
Income (loss) before income taxes		(17,279)	17,279
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

	As of December 31, 2021	Impact if Discount Rates:
($ in thousands)		Increase 100 Basis Points	Decrease 100 Basis Points
Fair value	$6,690,826	$6,548,837	$6,839,514
Income (loss) before income taxes		(141,989)	148,688

Counterparty Risk
We are subject to risk that arises from our debt warehouse facilities, interest rate risk hedging activities and capped call options on our common stock. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, placing contractual limits on the amount of dependence on any single counterparty, and entering into netting agreements with the counterparties as appropriate.
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets in the consolidated balance sheets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the year ended December 31, 2021. As of December 31, 2021, gross derivative asset and liability positions subject to master netting arrangements were $5.6 million and $(1.0) million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of December 31, 2021, we had total borrowing capacity under loan warehouse facilities of $6.9 billion, of which $1.3 billion was utilized. Refer to Note 10 to the Notes to Consolidated Financial Statements for a listing of our loan warehouse facilities.
In the case of our call options on our common stock (referred to herein as the “Capped Call Transactions”), if the Capped Call Counterparties, which are financial institutions and initial purchasers of our senior convertible notes issued in the fourth quarter of 2021, are unable to meet their obligations under the contract, we may not be able to mitigate the dilutive effect on our common stock upon conversions of our Convertible Notes or offset any potential cash payments we may be required to make in excess of the principal amount of converted Convertible Notes. Refer to Note 1 and Note 10 to the Notes to Consolidated Financial Statements for additional information on our Capped Call Transactions.

Item 8. Financial Statements and Supplementary Data
SOFI TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SoFi Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SoFi Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in temporary equity and permanent equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value Measurement — Valuation of Loans, Servicing Rights, Residual Investments, and Residual Interests Classified as Debt — Refer to Notes 1, 5, and 9 to the financial statements
Critical Audit Matter Description
The Company has elected the fair value option to measure loans, servicing rights, residual investments, and measures residual interests classified as debt at fair value. The Company determines the fair value of each of its financial assets using a discounted cash flow methodology, while also considering market data as it becomes available. The Company classifies loans, servicing rights, residual investments, and residual interests classified as debt as Level 3 because the valuations utilize significant unobservable inputs.
The fair value measurement of loans, servicing rights, residual investments, and residual interests classified as debt involves judgements made by management, including the use of assumptions and estimates, some of which are unobservable and require significant judgement. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value measurement of loans, servicing rights, residual investments, and residual interests classified as debt included the following, among others:
•We performed inquiries with management and the Company’s third-party valuation expert to understand the process for developing, and assumptions used in, the valuation models.
•We tested the completeness and accuracy of the source information derived from the Company’s loan data, which is used in the valuation model.
•With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company’s estimates.

/s/	Deloitte & Touche LLP
San Francisco, California
March 1, 2022

We have served as the Company’s auditor since 2017.

SoFi Technologies, Inc.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$494,711	$872,582
Restricted cash and restricted cash equivalents(1)	273,726	450,846
Investments in available-for-sale securities (amortized cost of $195,796 and $0, respectively)	194,907	—
Loans, less allowance for credit losses on loans at amortized cost of $7,037 and $219, respectively(1)(2)	6,068,884	4,879,303
Servicing rights	168,259	149,597
Securitization investments	374,688	496,935
Equity method investments	19,739	107,534
Property, equipment and software	111,873	81,489
Goodwill	898,527	899,270
Intangible assets	284,579	355,086
Operating lease right-of-use assets	115,191	116,858
Related party notes receivable	—	17,923
Other assets, less allowance for credit losses of $2,292 and $562, respectively	171,242	136,076
Total assets	$9,176,326	$8,563,499
Liabilities, temporary equity and permanent equity (deficit)
Liabilities:
Accounts payable, accruals and other liabilities(1)	$298,164	$452,909
Operating lease liabilities	138,794	139,796
Debt(1)	3,947,983	4,798,925
Residual interests classified as debt(1)	93,682	118,298
Total liabilities	4,478,623	5,509,928
Commitments, guarantees, concentrations and contingencies (Note 16)
Temporary equity(3):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 570,562,965 shares authorized; 3,234,000 and 469,150,522 shares issued and outstanding as of December 31, 2021 and 2020, respectively	320,374	3,173,686
Permanent equity (deficit):
Common stock, $0.00 par value: 3,100,000,000 and 789,167,056 shares authorized; 828,154,462 and 115,084,358 shares issued and outstanding as of December 31, 2021 and 2020, respectively(4)	83	—
Additional paid-in capital	5,561,831	579,228
Accumulated other comprehensive loss	(1,471)	(166)
Accumulated deficit	(1,183,114)	(699,177)
Total permanent equity (deficit)	4,377,329	(120,115)
Total liabilities, temporary equity and permanent equity (deficit)	$9,176,326	$8,563,499
__________________
(1)Financial statement line items include amounts in consolidated variable interest entities (“VIEs”). See Note 6.
(2)As of December 31, 2021 and 2020, includes loans measured at fair value of $5,952,972 and $4,859,068, respectively, and loans measured at amortized cost of $115,912 and $20,235, respectively. See Note 1, Note 5, Note 8 and Note 9.
(3)Redemption amounts are $323,400 and $3,210,470 as of December 31, 2021 and 2020, respectively.
(4)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2021, and 8,714,000 shares authorized and 2,406,549 shares outstanding as of December 31, 2020. See Note 12 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Interest income
Loans	$337,862	$330,353	$570,466
Securitizations	14,109	24,031	23,179
Related party notes	211	3,189	3,338
Other	2,838	5,964	11,210
Total interest income	355,020	363,537	608,193
Interest expense
Securitizations and warehouses	90,485	155,150	268,063
Corporate borrowings	10,345	27,974	4,962
Other	1,946	2,482	5,334
Total interest expense	102,776	185,606	278,359
Net interest income	252,244	177,931	329,834
Noninterest income
Loan origination and sales	497,626	371,323	299,265
Securitizations	(14,862)	(70,251)	(199,125)
Servicing	(2,281)	(19,426)	8,486
Technology platform fees	191,847	90,128	—
Other	60,298	15,827	4,199
Total noninterest income	732,628	387,601	112,825
Total net revenue	984,872	565,532	442,659
Noninterest expense
Technology and product development	276,087	201,199	147,458
Sales and marketing	426,875	276,577	266,198
Cost of operations	256,980	178,896	116,327
General and administrative	498,534	237,381	152,275
Provision for credit losses	7,573	—	—
Total noninterest expense	1,466,049	894,053	682,258
Loss before income taxes	(481,177)	(328,521)	(239,599)
Income tax (expense) benefit	(2,760)	104,468	(98)
Net loss	$(483,937)	$(224,053)	$(239,697)
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	(1,351)	—	—
Foreign currency translation adjustments, net	46	(145)	(9)
Total other comprehensive loss	(1,305)	(145)	(9)
Comprehensive loss	$(485,242)	$(224,198)	$(239,706)
Loss per share (Note 17)
Loss per share – basic	$(1.00)	$(4.30)	$(4.02)
Loss per share – diluted	$(1.00)	$(4.30)	$(4.02)
Weighted average common stock outstanding – basic	526,730,261	73,851,108	65,619,361
Weighted average common stock outstanding – diluted	526,730,261	73,851,108	65,619,361

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.
Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount						Shares	Amount
Balance at January 1, 2019	40,887,985	$—	$157,647	$(2,914)	$(12)	$(223,143)	$(68,422)	199,355,696	$1,890,554
Retroactive conversion of shares due to Business Combination	30,371,595	—	—	—	—	—	—	170,868,620	—
Balance at January 1, 2019, as converted	71,259,580	—	157,647	(2,914)	(12)	(223,143)	(68,422)	370,224,316	1,890,554
Share-based compensation expense	—	—	60,936	—	—	—	60,936	—	—
Equity-based payments to non-employees	76,084	—	483	—	—	—	483	—	—
Vesting of RSUs	7,698,481	—	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(3,272,192)	—	(21,411)	—	—	—	(21,411)	—	—
Exercise of common stock options	3,276,387	—	7,844	—	—	—	7,844	—	—
Common stock purchases	(1,774,479)	—	—	—	—	(8,804)	(8,804)	—	—
Redeemable preferred stock dividends	—	—	(23,923)	—	—	—	(23,923)	—	—
Constructive retirement of treasury shares	(8,223,111)	—	—	2,914	—	(2,914)	—	—	—
Note receivable issuance to stockholder, inclusive of interest	—	—	(61,214)	—	—	—	(61,214)	—	—
Note receivable payments from stockholder, inclusive of interest	—	—	15,155	—	—	—	15,155	—	—
Issuance of redeemable preferred stock	—	—	—	—	—	—	—	33,946,449	551,577
Preferred stock issuance costs	—	—	—	—	—	—	—	—	(2,400)
Net loss	—	—	—	—	—	(239,697)	(239,697)	—	—
Other comprehensive loss, net	—	—	—	—	(9)	—	(9)	—	—
Balance at December 31, 2019, as converted	69,040,750	$—	$135,517	$—	$(21)	$(474,558)	$(339,062)	404,170,765	$2,439,731
Share-based compensation expense	—	—	99,870	—	—	—	99,870	—	—
Equity-based payments to non-employees	130,710	—	908	—	—	—	908	—	—
Vesting of RSUs	11,528,031	—	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(4,431,964)	—	(31,259)	—	—	—	(31,259)	—	—
Exercise of common stock options	2,039,000	—	3,781	—	—	—	3,781	—	—
Vested stock options assumed in acquisition	—	—	32,197	—	—	—	32,197	—	—
Common stock purchases	(114,819)	—	—	—	—	(566)	(566)	—	—
Redeemable preferred stock dividends	—	—	(40,536)	—	—	—	(40,536)	—	—
Note receivable issuance to stockholder, inclusive of interest	—	—	(1,764)	—	—	—	(1,764)	—	—
Note receivable payments from stockholder, inclusive of interest	—	—	47,823	—	—	—	47,823	—	—
Issuance of redeemable preferred stock	—	—	—	—	—	—	—	91,921,020	814,156
Preferred stock redemption	—	—	(52,658)	—	—	—	(52,658)	(26,941,263)	(80,201)
Issuance of common stock in acquisition	1,919,356	—	15,565	—	—	—	15,565	—	—
Issuance of common stock	34,973,294	—	369,840	—	—	—	369,840	—	—
Common stock issuance costs	—	—	(56)	—	—	—	(56)	—	—
Net loss	—	—	—	—	—	(224,053)	(224,053)	—	—
Other comprehensive loss, net	—	—	—	—	(145)	—	(145)	—	—
Balance at December 31, 2020, as converted	115,084,358	$—	$579,228	$—	$(166)	$(699,177)	$(120,115)	469,150,522	$3,173,686
Share-based compensation expense	—	—	246,787	—	—	—	246,787	—	—
Equity-based payments to non-employees	18,058	—	360	—	—	—	360	—	—
Vesting of RSUs	16,427,162	2	(2)	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(2,405,588)	—	(42,644)	—	—	—	(42,644)	—	—
Exercise of common stock options	8,523,468	—	25,154	—	—	—	25,154	—	—
Redeemable preferred stock dividends	—	—	(40,426)	—	—	—	(40,426)	—	—
Issuance of contingently issuable stock	1,601,781	—	—	—	—	—	—	—	—
Conversion of common stock warrants issued in connection with Business Combination and PIPE Investment into permanent equity	—	—	185,762	—	—	—	185,762	—	—
Issuance of common stock related to exercise of warrants	15,193,668	2	95,045	—	—	—	95,047	—	—
Cancellation of redeemable preferred stock related to a business combination	—	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	—	(15,000,000)	(150,000)
Change in par for historical SoFi common stock	—	12	(12)	—	—	—	—	—	—
Purchase of capped calls	—	—	(113,760)	—	—	—	(113,760)	—	—
Net loss	—	—	—	—	—	(483,937)	(483,937)	—	—
Other comprehensive loss, net	—	—	—	—	(1,305)	—	(1,305)	—	—
Balance at December 31, 2021	828,154,462	$83	$5,561,831	$—	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(483,937)	$(224,053)	$(239,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,568	69,832	15,955
Deferred debt issuance and discount expense	18,292	28,310	33,205
Share-based compensation expense	239,011	99,870	60,936
Equity-based payments to non-employees	360	908	483
Deferred income taxes	1,204	(104,504)	52
Equity method investment earnings	261	(4,314)	(869)
Accretion of seller note interest expense	—	6,002	—
Fair value changes in residual interests classified as debt	22,802	38,216	17,157
Fair value changes in securitization investments	(6,538)	(13,919)	(11,363)
Fair value changes in warrant liabilities	107,328	20,525	(2,834)
Fair value adjustment to related party notes receivable	(169)	319	—
Other	(5,085)	803	2,205
Changes in operating assets and liabilities:
Originations and purchases of loans	(13,500,706)	(10,406,813)	(11,579,679)
Proceeds from sales and repayments of loans	12,202,525	9,949,805	11,635,228
Other changes in loans	(10,148)	(58,743)	69,214
Servicing assets	(18,662)	52,021	(35,913)
Related party notes receivable interest income	1,399	1,121	(2,670)
Other assets	(10,700)	(29,883)	(18,171)
Accounts payable, accruals and other liabilities	(9,022)	95,161	2,028
Net cash used in operating activities	$(1,350,217)	$(479,336)	$(54,733)
Investing activities
Purchases of property, equipment, software and intangible assets	$(52,261)	$(24,549)	$(37,590)
Related party notes receivable issuances	—	(7,643)	(9,050)
Proceeds from repayment of related party notes receivable	16,693	—	—
Purchases of available-for-sale investments	(246,372)	—	—
Proceeds from sales of available-for-sale investments	52,742	—	—
Proceeds from maturities of available-for-sale investments	4,799	—	—
Purchases of non-securitization investments	(22,000)	(145)	(3,608)
Proceeds from non-securitization investments	109,534	974	—
Proceeds from securitization investments	247,058	322,704	165,116
Acquisition of business, net of cash acquired	—	(32,392)	—
Net cash provided by investing activities	$110,193	$258,949	$114,868
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Financing activities
Proceeds from debt issuances	$9,521,314	$10,234,378	$12,458,120
Repayment of debt	(10,429,176)	(9,708,991)	(12,826,085)
Payment of debt issuance costs	(9,465)	(16,443)	(20,596)
Purchase of capped calls	(113,760)	—	—
Taxes paid related to net share settlement of share-based awards	(42,644)	(31,259)	(21,411)
Purchases of common stock	(526)	(40)	(8,804)
Redemptions of redeemable common and preferred stock	(282,859)	—	—
Proceeds from Business Combination and PIPE Investment	1,989,851	—	—
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	(26,951)	—	—
Proceeds from stock option exercises	25,154	3,781	7,844
Proceeds from warrant exercises	95,047	—	—
Payment of redeemable preferred stock dividends	(40,426)	(40,536)	(23,923)
Payment of deferred equity costs	(56)	—	—
Finance lease principal payments	(516)	(489)	—
Note receivable issuance to stockholder	—	—	(58,000)
Note receivable principal repayments from stockholder	—	43,513	14,487
Proceeds from common stock issuances	—	369,840	—
Proceeds from redeemable preferred stock issuances	—	—	573,845
Payment of redeemable preferred stock issuance costs	—	—	(2,400)
Net cash provided by financing activities	$684,987	$853,754	$93,077
Effect of exchange rates on cash and cash equivalents	46	(145)	(9)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(554,991)	633,222	153,203
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,323,428	690,206	537,003
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$768,437	$1,323,428	$690,206

Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$494,711	$872,582	$499,486
Restricted cash and restricted cash equivalents	273,726	450,846	190,720
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$768,437	$1,323,428	$690,206

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Interest paid	$94,795	$129,131	$224,916
Income taxes paid, net	1,759	529	8

Supplemental non-cash investing and financing activities
Securitization investments acquired via loan transfers	$118,274	$151,768	$351,254
Non-cash property, equipment, software and intangible asset additions	1,930	358	15,247
Available-for-sale investments securities purchased but unpaid	7,457	—	—
Share-based compensation capitalized related to internally-developed software	7,776	—	—
Third party warrants acquired with earnings initially deferred	964	—	—
Deferred debt issuance costs accrued but unpaid	925	1,600	—
Costs directly attributable to the issuance of common stock paid in 2020	588	—	—
Reduction to temporary equity associated with purchase price adjustments	743	—	—
Conversion of temporary equity into permanent equity in conjunction with the Business Combination	2,702,569	—	—
Deconsolidation of residual interests classified as debt	—	101,718	97,928
Deconsolidation of securitization debt	—	770,918	1,366,992
Seller note issued in acquisition	—	243,998	—
Redeemable preferred stock issued in acquisition	—	814,156	—
Redeemable preferred stock warrants accounted for as liabilities	—	—	22,268
Common stock options assumed in acquisition	—	32,197	—
Issuance of common stock in acquisition	—	15,565	—
Finance lease right-of-use assets acquired	—	15,100	—
Property, equipment and software acquired in acquisition	—	2,026	—
Debt assumed in acquisition	—	5,832	—
Issuance of residual interests classified as debt as consideration for loan additions	—	—	116,906
Accrued but unpaid deferred equity costs	—	56	—
Redeemed but unpaid common stock	—	526	—
Redeemed but unpaid redeemable preferred stock	—	132,859	—
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards
Organization
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with Social Capital Hedosophia Holdings Corp. V (“SCH”) on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”), unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”. See Note 2 for additional information on the Business Combination.
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending strategy to offer home loans, personal loans and credit cards. The Company has also developed non-lending financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. Through strategic acquisitions, the Company expanded its investment product offerings into Hong Kong, and also operates as a platform-as-a-service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features. For additional information on these business combinations, see Note 2. For additional information on our reportable segments, see Note 18.
Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts were eliminated in consolidation. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).
As a result of the Business Combination completed on May 28, 2021, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. See Note 2 for additional information.
Use of Judgments, Assumptions and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. These judgments, assumptions and estimates include, but are not limited to, the following: (i) fair value measurements; (ii) share-based compensation expense; (iii) consolidation of variable interest entities; and (iv) business combinations. These judgments, estimates and assumptions are inherently subjective in nature and, therefore, actual results may differ from our estimates and assumptions.
Business Combinations
We account for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with the principles outlined in ASC 820, Fair Value Measurement (“ASC 820”). The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of the acquired businesses are included in our results of operations beginning from the date of acquisition. Acquisition-related costs are expensed as incurred.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
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
The Business Combination with SCH during the year ended December 31, 2021 was accounted for as a reverse recapitalization. See Note 2 for additional information.
Consolidation of Variable Interest Entities
We enter into arrangements in which we originate loans, establish a special purpose entity (“SPE”), and transfer loans to the SPE. We retain the servicing rights of those loans and hold additional interests in the SPE. We evaluate each such arrangement to determine whether we have a variable interest. If we determine that we have a variable interest in an SPE, we then determine whether the SPE is a VIE. If the SPE is a VIE, we assess whether we are the primary beneficiary of the VIE, such that we must consolidate the VIE on our consolidated balance sheets. To determine if we are the primary beneficiary, we identify the most significant activities and determine who has the power over those activities, and who absorbs the variability in the economics of the VIE. As of December 31, 2021 and 2020, we had 13 and 15 consolidated VIEs, respectively, on our consolidated balance sheets. Refer to Note 6 for more details regarding our consolidated VIEs.
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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. As a result, the related gains and losses for assets

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
and liabilities within the Level 3 category presented in Note 9 may include changes in fair value that are attributable to both observable and unobservable inputs.
Transfers of Financial Assets
The transfer of an entire financial asset is accounted for as a sale if all of the following conditions are met:
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
As a component of the loan sale agreements, we make certain representations to third parties that purchase our previously-held loans, some of which include Federal National Mortgage Association (“FNMA”) repurchase requirements and all of which are standard in nature and do not constrain our ability to recognize a sale for accounting purposes. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans arising from these representations are accrued if probable and estimable. Pursuant to ASC 460, Guarantees (“ASC 460”), we establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the consolidated balance sheets, with the corresponding charges recorded within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss).
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
Investments in Debt Securities
In the third quarter of 2021, we began investing in debt securities. The accounting and measurement framework for our investments in debt securities is determined based on the security classification. We classify investments in debt securities as

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
available-for-sale (“AFS”) when we do not have an intent and ability to hold the securities until maturity. We do not hold investments in debt securities for trading purposes. As of December 31, 2021, all of our investments in debt securities were classified as AFS. Hereafter, these investments are referred to as “investments in AFS debt securities”.
We record investments in AFS debt securities at fair value in our consolidated balance sheets, with unrealized gains and losses recorded, net of tax, as a component of accumulated other comprehensive income (loss) (“AOCI”). See Note 9 for additional information on our fair value estimates for investments in AFS debt securities. The amortized cost basis of our investments in AFS debt securities reflects the security’s acquisition cost, adjusted for amortization of premium or accretion of discount, and net of deferred fees and costs, collection of cash and charge-offs, as applicable. For purposes of determining gross realized gains and losses on AFS debt securities, the cost of securities sold is based on specific identification. We elected to present accrued interest for AFS debt securities within investments in available-for-sale securities in the consolidated balance sheets. Purchase discounts, premiums, and other basis adjustments for investments in AFS debt securities are generally amortized into interest income over the contractual life of the security using the effective interest method. However, premiums on certain callable debt securities are amortized to the earliest call date. Amortization of premiums and discounts and other basis adjustments for investments in AFS debt securities, as well as interest income earned on the investments, are recognized within interest income—other, and realized gains and losses on investments in AFS debt securities are recognized within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
As of December 31, 2021, our investments in AFS debt securities portfolio included agency to-be-announced (“TBA”) securities, which are securities that will be delivered under the purchase contract at a later date when the underlying security is issued. We made a policy election to account for contracts to purchase or sell existing securities on a trade-date basis and, as such, we record the purchase at inception of the contract on a gross basis, with the offsetting payable for the settlement amount recorded within accounts payable, accruals and other liabilities in the consolidated balance sheets.
In accordance with ASC 326-30, Financial Instruments—Credit Losses—Available-For-Sale Debt Securities, an investment in AFS debt security is considered impaired if its fair value is less than its amortized cost. If we determine that we have the intent to sell the impaired investment in AFS debt security, or if it is more likely than not that we will be required to sell the impaired investment in AFS debt security before recovery of its amortized cost, we recognize the full impairment loss reflecting the difference between the amortized cost (net of any prior recognized allowance) and the fair value of the investment in AFS debt security within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). If neither of the above conditions exists, we evaluate whether the impairment loss is attributable to credit-related or non-credit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of taxes. See “Allowance for Credit Losses” below for the factors we consider in identifying credit-related impairment and the treatment of credit losses.
See Note 4 for additional information on our investments in AFS debt securities.
Loans
As of December 31, 2021, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value, and credit card loans, which are measured at amortized cost. As of December 31, 2020, we also had a commercial loan, which is further discussed below.
Loans Measured at Fair Value
Our personal loans, student loans and home loans are carried at fair value on a recurring basis and, therefore, all direct fees and costs related to the origination process are recognized in earnings as earned or incurred. We elected the fair value option to measure these loans, as we believe that fair value best reflects the expected economic performance of the loans, as well as our intentions given our gain-on-sale origination model. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss). Our consolidated loans are originated with the intention to sell to third-party purchasers and are, therefore, considered held for sale. Securitized loans are assets held by consolidated SPEs as collateral for bonds issued, for which fair value changes are recorded within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss). Gains or losses recognized upon deconsolidation of a VIE are also recorded within noninterest income—securitizations.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans do not trade in an active market with readily observable prices. We determine the fair value of our loans using a discounted cash flow methodology, while also considering market data as it becomes available. We classify loans as Level 3 because the valuations utilize significant unobservable inputs.
We consider a loan to be delinquent when the borrower has not made the scheduled payment amount within one day after the scheduled payment date, provided the borrower is not in school or in deferment, forbearance or within an agreed-upon grace period. Loan deferment is a provision in the student loan contract that permits the borrower to defer payments while enrolled at least half time in school. During the deferment period, interest accrues on the loan balance and is capitalized to the loan when the loan enters repayment status, which begins when the student no longer qualifies for deferment.
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
For personal loans and student loans, delinquent loans are charged off after 120 days of delinquency or on the date of confirmed loss. For home loans, delinquent loans are charged off after 180 days of delinquency or on the date of confirmed loss. For all loans, we stop accruing interest and reverse all accrued but unpaid interest on the date of charge-off. Additional information about our loans measured at fair value is included in Note 5 through Note 7, as well as Note 9.
Loans Measured at Amortized Cost
As of December 31, 2021, loans measured at amortized cost included credit card loans. We launched our credit card product in the third quarter of 2020, which was expanded to a broader market in the fourth quarter of 2020. During the fourth quarter of 2020, we also issued a commercial loan, which was repaid in January 2021. For loans measured at amortized cost, we present accrued interest within loans in the consolidated balance sheets.
Allowance for Credit Losses
Effective January 1, 2020, we adopted the provisions of Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which requires upfront recognition of lifetime expected credit losses using a current expected credit loss model. As of December 31, 2021, the standard was applicable to (i) cash equivalents and restricted cash equivalents, (ii) accounts receivable from contracts with customers, inclusive of servicing related receivables, (iii)  margin receivables, which were attributable to our activities at 8 Limited, (iv) certain loan repurchase reserves representing guarantees of credit exposure, (v) loans measured at amortized cost, including credit card loans, and (vi) investments in AFS debt securities. Our approaches to measuring the allowance for credit losses on the applicable financial assets are as follows:
Cash equivalents and restricted cash equivalents: Our cash equivalents and restricted cash equivalents are short-term in nature and of high credit quality; therefore, we determined that our exposure to credit losses over the life of these instruments was immaterial.
Accounts receivable from contracts with customers: Accounts receivable from contracts with customers as of the balance sheet dates are recorded at their original invoice amounts reduced by any allowance for credit losses. In accordance with the standard, we pool our accounts receivable, all of which are short-term in nature and arise from contracts with customers, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. Certain of our historical accounts receivable balances did not have any write-offs. We use the aging method and historical loss rates as a basis for estimating the percentage of current and delinquent accounts receivable balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In applying such adjustments, we primarily evaluate changes in customer creditworthiness, current economic conditions, expectations of near-term economic trends and changes in customer payment terms and collection trends. For the measurement dates presented herein, given our methods of collecting funds, and that we have not observed meaningful changes in our customers’ payment behavior, we determined that our historical loss rates remained most indicative of our lifetime expected losses. We record the provision for credit losses on accounts receivable from

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
contracts with customers within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
When we determine that a receivable is not collectible, we write off the uncollectible amount as a reduction to both the allowance and the gross asset balance. Recoveries are recorded when received and credited to the provision for credit losses. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for credit losses being recognized in the period in which the change occurs. See Note 8 for a rollforward of the allowance for credit losses related to our accounts receivable.
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
Loan repurchase reserves: We issue financial guarantees related to certain non-agency loan transfers, which are subject to repurchase based on the occurrence of certain credit-related events within a specified amount of time following loan transfer, which does not exceed 90 days from origination. We estimate the contingent guarantee liability based on our historical repurchase activity for similar types of loans and assess whether adjustments to our historical loss experience are required based on current conditions and forecasts of future conditions, as appropriate, as our exposure under the guarantee is short-term in nature. See Note 16 for additional information on our guarantees.
Credit card loans: Our estimates of the allowance for credit losses as of December 31, 2021 and 2020 were $7,037 and $219, respectively. Accordingly, our estimate of the allowance for credit losses as of December 31, 2020 was immaterial to the consolidated financial statements. During the third quarter of 2021, we began to segment pools of credit card loans based on consumer credit score bands as measured using FICO scores obtained at the origination of the account (“origination FICO”) and also by delinquency status, which may be adjusted using other risk-differentiating attributes to model charge-off probabilities and the average life over which expected credit losses may occur for the credit card loans within each pool. As our historical internal risk tiers were assigned primarily based on origination FICO, our pooling of our historical assets did not materially change, nor would there have been a material impact on our historical provision for credit losses if we had utilized our current credit quality indicators when setting our historical provision. The pools estimate the likelihood of borrowers with similar origination FICO scores to pay credit obligations based on aggregate credit performance data. When necessary, we apply separate credit loss assumptions to assets that have deteriorated in credit quality such that they no longer share similar risk characteristics with other assets in the same FICO score band. We either estimate the allowance for credit losses on such non-performing assets individually based on individual risk characteristics or as part of a distinct pool of assets that shares similar risk characteristics. We reassess our credit card pools periodically to confirm that all loans within each pool continue to share similar risk characteristics.
We establish an allowance for the pooled credit card loans within each pool utilizing the risk model described above, which may then be adjusted for current conditions and reasonable and supportable forecasts of future conditions, including economic conditions. We apply the probability-of-default and loss-given-default assumptions to the drawn balance of credit card loans within each pool to estimate the lifetime expected credit losses within each pool, which are then aggregated to determine the allowance for credit losses. We do not measure credit losses on the undrawn credit exposure, as such undrawn credit exposure is unconditionally cancellable by us. Management further considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit decisioning process, underwriting and collection management policies; the effects of external factors, such as regulatory requirements; general economic conditions; and inherent uncertainties in applying the methodology. We record the provision for credit losses on credit card loans within noninterest expense—provision for credit losses in the consolidated statements of operations and comprehensive income (loss).
Credit card loans are reported as delinquent when they become 30 or more days past due. Credit card loans are charged off after 180 days of delinquency or on the date of the confirmed loss, at which time we stop accruing interest and reverse all accrued but unpaid interest through interest income as of such date. When a credit card loan is charged off, we record a reduction to the allowance and the credit card loan balance. When recovery payments are received against charged off credit card loans, we record a direct reduction to the provision for credit losses and resume the accrual of interest. Credit card receivables associated with alleged or potential fraudulent transactions are charged off through noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
There were no credit card loans on nonaccrual status as of December 31, 2021 and 2020. Credit card balances expensed due to alleged or potential fraudulent transactions, net of recoveries, during the year ended December 31, 2021 were $1,292. There were no such credit card loan charge offs during the year ended December 31, 2020. Accrued interest receivables written off during the year ended December 31, 2021 were $133, all of which were accrued during 2021. We did not have any accrued interest receivables written off during the year ended December 31, 2020. See Note 8 for a rollforward of the allowance for credit losses related to our credit card loans.
We elected to exclude interest on credit card loans from the measurement of our allowance, as our policy allows for accrued interest to be reversed in a timely manner. Further, we elected the practical expedient to exclude the accrued interest component of our credit card loans from the quantitative disclosures presented.
Credit Quality Indicators
The primary credit quality indicators that are important to understanding the overall credit performance of our credit card borrowers and their ability to repay are reflected by delinquency status and by credit performance expectations, as segmented by origination FICO bands as of December 31, 2021. The Company monitors these credit quality indicators on an ongoing basis.
The following table presents the amortized cost basis of our credit card loan portfolio (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status as of the dates indicated:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
December 31, 2021
Credit card loans	$115,356	1,893	1,683	2,658	6,234	$121,590
December 31, 2020
Credit card loans	$3,864	74	2	—	76	$3,940
_____________________
(1)As of December 31, 2021, all of the credit card loans that were 90 days or more past due continued to accrue interest.
(2)Presented before allowance for credit losses of $7,037 and $219 as of December 31, 2021 and 2020, respectively, and excludes accrued interest of $1,359 and $2, respectively.
The following table presents the amortized cost basis of our credit card loan portfolio (excluding accrued interest and before the allowance for credit losses) as of December 31, 2021 based on origination FICO. Generally, higher origination FICO score bands reflect higher anticipated credit performance than lower origination FICO score bands.

Origination FICO	December 31, 2021
≥ 800	$10,016
780 – 799	8,624
760 – 779	9,976
740 – 759	13,581
720 – 739	18,358
700 – 719	22,579
680 – 699	21,736
660 – 679	14,044
640 – 659	1,969
< 640	707
Total credit card loans	$121,590
Investments in AFS debt securities: An allowance for credit losses on our investments in AFS debt securities is required for any portion of impaired securities that is attributable to credit-related factors. For certain securities that are

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
guaranteed by the U.S. Treasury or government agencies, or sovereign entities of high credit quality, we concluded that there is no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses. For other investments in AFS debt securities, factors considered in evaluating credit losses include (i) adverse conditions related to the macroeconomic environment or the industry, geographic area or financial condition of the issuer, (ii) other credit indicators of the security, such as external credit ratings, and (iii) payment structure of the security. As of December 31, 2021, we concluded that the credit-related impairment was immaterial.
Credit-related impairment is recognized as an allowance for credit losses in the consolidated balance sheets with a corresponding adjustment to noninterest expense—provision for credit losses in the consolidated statements of operations and comprehensive income (loss). Such credit losses are limited to the amount of the total impairment. We did not recognize an allowance for credit losses on impaired investments in AFS debt securities as of December 31, 2021.
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
Servicing rights in connection with transfers of financial assets are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss). Servicing rights assumed from third parties for financial assets for which we are not the loan originator are initially measured at fair value and recognized within noninterest income—servicing in the consolidated statements of operations and comprehensive income (loss). Servicing rights are measured at fair value at each subsequent reporting date and changes in fair value are reported in earnings in the period in which they occur. Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—servicing in the consolidated statements of operations and comprehensive income (loss). We elected the fair value option to measure our servicing rights to better align with the valuation of our transferred loans, which also tend to share a similar risk profile to the personal loan servicing we assume from third parties when we are not the loan originator. The loans are also impacted by similar factors, such as conditional prepayment rates. We consider the risk of the assets and the observability of inputs in determining the classes of servicing rights. We have three classes of servicing assets: personal loans, home loans and student loans. There is prepayment and delinquency risk inherent in our servicing rights, but we currently do not use any instruments to mitigate such risks.
See Note 9 for the key inputs used in the fair value measurements of our classes of servicing rights.
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual interests and asset-backed bonds. We measure these investments at fair value on a recurring basis. Gains and losses related to our securitization investments are reported within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available. We classify the residual investments as Level 3 due to the reliance on significant unobservable valuation inputs. We classify asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us.
Our residual investments accrete interest income over the expected life using the effective yield method pursuant to ASC 325-40, Investments — Other, which reflects a portion of the overall fair value adjustment recorded each period on our residual investments. On a quarterly basis, we reevaluate the cash flow estimates over the life of the residual investments to determine if a change to the accretable yield is required on a prospective basis. Additionally, we record interest income associated with asset-backed bonds over the term of the underlying bond using the effective interest method on unpaid bond

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
amounts. Interest income on residual investments and asset-backed bonds is presented within interest income—securitizations in the consolidated statements of operations and comprehensive income (loss).
See Note 9 for the key inputs used in the fair value measurements of our residual investments and asset-backed bonds.
Equity Method Investments
In August 2021, we finalized the purchase of a 5% interest in Lower Holding Company (“Lower”) for $20,000, upon obtaining certain regulatory approvals. This equity method investment expanded our home loan origination fulfillment capabilities. Upon the closing of the transaction, we were granted a seat on Lower’s board of directors. Based on accounting guidance in ASC 323-10, Investments — Equity Method and Joint Ventures, we concluded that we had significant influence over the investee because of our representation on its board of directors. However, we did not control the investee and, therefore, accounted for the investment under the equity method of accounting. The investment was not deemed to be significant under either Regulation S-X, Rule 3-09 or Rule 4-08(g).
We recorded our portion of Lower equity method earnings within noninterest income—other in the consolidated statements of operations and comprehensive income (loss) and as an increase to the carrying value of our equity method investment in the consolidated balance sheets. We recognized equity method losses of $261 during the year ended December 31, 2021, which included basis difference amortization. The investment in Lower resulted in a basis difference of $1,769 that was attributable to the excess of the fair value of certain assets measured at amortized cost relative to book value, as well as definite-lived intangible assets. The basis difference is being amortized into income as an offset to equity method earnings over the weighted average life of the assets measured at amortized cost by Lower and the useful life of the separately-identified intangible assets. The amortization range is 1.3 to 5.0 years, and the weighted average amortization period is 3.3 years as of December 31, 2021. Our policy for amortizing separately-identified Lower assets was consistent with our policy for amortizing our assets of a similar type, and our basis for amortizing assets held by Lower at amortized cost was consistent with our experience with similar assets. We did not receive any distributions during the year ended December 31, 2021. We did not recognize any impairment related to our Lower investment during the year ended December 31, 2021.
On January 25, 2022, we relinquished our seat on Lower’s board of directors. As such, we no longer have significant influence over the investee and we will cease recognizing Lower equity investment income subsequent to that date.
In December 2018, we purchased a 16.7% interest in Apex Clearing Holdings, LLC (“Apex”) for $100,000, which represented our only significant equity method investment at the time. We recorded our portion of Apex equity method earnings within noninterest income—other in the consolidated statements of operations and comprehensive income (loss) and as an increase to the carrying value of our equity method investment in the consolidated balance sheets. We recognized equity method earnings on our investment in Apex of $4,442 and $795 during the years ended December 31, 2020 and 2019, respectively, which included basis difference amortization. During the year ended December 31, 2020, we invested an additional $145 in Apex, which increased our equity method investment ownership to 16.8% as of that date.
The seller of the Apex interest had call rights over our initial equity interest in Apex (“Seller Call Option”) from April 14, 2020 to December 14, 2023, which rights were exercised in January 2021. Therefore, we ceased recognizing Apex equity investment income subsequent to the call date. As of December 31, 2020, we measured the carrying value of the Apex equity method investment equal to the call payment that we received in January 2021 of $107,534. There was no equity method investment balance as of December 31, 2021. We did not receive any distributions during the years ended December 31, 2020 and 2019.
We also had an equity method investment balance related to a residential mortgage origination joint venture, which was discontinued in the third quarter of 2020, at which point we received a closing distribution of $974 related to the investment and we recognized an immaterial loss on the dissolution date. For the years ended December 31, 2020 and 2019, the earnings related to this joint venture were immaterial.
Property, Equipment and Software
All property, equipment and software are initially recorded at cost; repairs and maintenance are expensed as incurred. Computer hardware, furniture and fixtures, software, and finance lease right-of-use (“ROU”) assets are depreciated or amortized on a straight-line basis over the estimated useful life of each class of depreciable or amortizable assets (ranging from

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
2.5 to 7.0 years). Leasehold improvements are amortized over the shorter of the respective lease term or the estimated lives of the leasehold improvements.
Software includes both purchased and internally-developed software. Internally-developed software is capitalized when preliminary project efforts are successfully completed, and it is probable that both the project will be completed and the software will be used as intended. Capitalized costs consist of salaries and compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and functionality enhancements. Other costs are expensed as incurred.
The table below presents our major classes of depreciable and amortizable assets by function as of the dates indicated:

	Gross Balance	Accumulated Depreciation/Amortization	Carrying Value
December 31, 2021
Computer hardware	$16,864	$(8,583)	$8,281
Leasehold improvements	39,726	(12,233)	27,493
Furniture and fixtures(1)	18,326	(7,748)	10,578
Software(2)	75,632	(22,996)	52,636
Finance lease ROU assets(3)	15,100	(2,876)	12,224
Construction in progress(4)	661	—	661
Total	$166,309	$(54,436)	$111,873
December 31, 2020
Computer hardware	$13,494	$(6,037)	$7,457
Leasehold improvements	36,725	(7,920)	28,805
Furniture and fixtures(1)	12,361	(5,251)	7,110
Software(2)	42,323	(18,587)	23,736
Finance lease ROU assets(3)	15,100	(719)	14,381
Total	$120,003	$(38,514)	$81,489
_____________________
(1)Furniture and fixtures primarily include office equipment as well as other furniture and fixtures associated with SoFi Stadium.
(2)Software primarily includes internally-developed software related to significant developments and enhancements for our products. During the year ended December 31, 2021, we capitalized $7,776 of share-based compensation related to internally-developed software, and we recognized associated amortization expense of $792. We did not capitalize any share-based compensation during the years ended December 31, 2020 and 2019.
(3)Finance lease ROU assets include our rights to certain physical signage within SoFi Stadium. See Note 16 for additional information on our leases.
(4)Construction in progress as of December 31, 2021 relates to furniture and fixtures and computer hardware.

For the years ended December 31, 2021, 2020 and 2019, total depreciation and amortization expense associated with property, equipment and software, inclusive of the amortization of capitalized share-based compensation, was $31,061, $20,097 and $12,947, respectively.
We recognized property, equipment and software abandonment of $2,137 during the year ended December 31, 2019. There were no abandonments during the years ended December 31, 2021 and 2020. There were no impairments during any of the years presented. We had losses on computer hardware disposals of $164 during the year ended December 31, 2021.
Goodwill and Intangible Assets
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. Goodwill is tested for impairment annually or whenever indicators of impairment exist. We apply the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, to calculate goodwill impairment (if any) on at least an annual basis, which provides for an unconditional option to bypass the qualitative assessment.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. Therefore, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. Our annual impairment testing date is October 1.
Intangible assets as of December 31, 2021 included developed technology; customer-related contracts; trade names, trademarks and domain names; core banking infrastructure; and broker-dealer license and trading rights. Definite-lived intangible assets are straight-line amortized over their useful lives and reviewed for impairment annually and whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. We do not have any indefinite-lived intangible assets.
See Note 2 and Note 3 for further discussion of goodwill and intangible assets, including those recognized in connection with recent business acquisitions.
Leases
In accordance with ASC 842, Leases, which we began applying as of January 1, 2019, we determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. For our current office and non-office classes of operating leases, we elected the practical expedient to choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. For our current classes of finance leases, we did not elect to apply this practical expedient and, instead, separately identify and measure the non-lease components of the contracts. As an accounting policy election, we apply the short-term lease exemption practical expedient to any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise.
Operating leases are presented within operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Finance lease ROU assets are presented within property, equipment and software and finance lease liabilities are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. Operating and finance lease ROU assets represent our right to use an underlying asset for the lease term and operating and finance lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit borrowing rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is allocated among the components of noninterest expense in the consolidated statements of operations and comprehensive income (loss). The finance lease ROU assets are depreciated on a straight-line basis over the estimated useful life of seven years. Interest expense on finance leases is recognized for the difference between the present value of the lease liabilities and the scheduled lease payments within interest expense—other in the consolidated statements of operations and comprehensive income (loss).
When a lease agreement is modified, we determine if the modification grants us the right to use an additional asset that is not included in the original lease contract and if the lease payments increase commensurate with the standalone price for the additional ROU asset. If both conditions are met, we account for the agreement as two separate contracts: (i) the original, unmodified contract and (ii) a separate contract for the additional ROU asset. If both conditions are not met, the modification is not evaluated as a separate contract. Instead, based on the nature of the modification, we (i) reassess the lease classification on the modification date under the modified terms, and (ii) use the modified lease payments and discount rate to remeasure the lease liability and recognize any difference between the new lease liability and the old lease liability as an adjustment to the ROU asset.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
See Note 16 for additional information on our leases.
Derivative Financial Instruments
We enter into derivative contracts to manage future loan sale execution risk. We did not elect hedge accounting, as management’s hedging intentions are to economically hedge the risk of unfavorable changes in the fair value of our student loans, personal loans and home loans. Our derivative instruments used to manage future loan sale execution risk as of the balance sheet dates included interest rate futures, interest rate swaps, interest rate caps, and home loan pipeline hedges. We also had interest rate lock commitments (“IRLC”) and interest rate caps that were not related to future loan sale execution risk. The interest rate futures and home loan pipeline hedges are measured at fair value and categorized as Level 1 fair value assets and liabilities, as all contracts held are traded in active markets for identical assets or liabilities and quoted prices are accessible by us at the measurement date. The interest rate swaps and interest rate caps are measured at fair value and categorized as Level 2 fair value assets and liabilities, as all contracts held are traded in active markets for similar assets or liabilities and other observable inputs are available at the measurement date. IRLCs are categorized as Level 3 fair value assets and liabilities, as the fair value is highly dependent on an assumed loan funding probability.
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
The following table presents the gains (losses) recognized on our derivative instruments during the years indicated:

	Year Ended December 31,
	2021	2020	2019
Derivative contracts to manage future loan sale execution risk(1)(2)	$49,090	$(54,829)	$(24,803)
IRLCs(1)	(11,861)	14,530	916
Interest rate caps(1)	(193)	—	—
Purchase price earn-out(1)	9,312	—	—
Special payment(3)	(21,181)	—	—
Third party warrants(4)	573	—	—
Derivative contracts to manage market risk associated with non-securitization investments(5)	—	996	(1,151)
Total	$25,740	$(39,303)	$(25,038)
_____________________
(1) Recorded within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss).
(2) The loss recognized during the year ended December 31, 2020 was inclusive of a $22,269 gain on credit default swaps that were opened and settled during the year.
(3) In conjunction with the Business Combination, the Amended Series 1 Agreement amended the original special payment provision to provide for a one-time special payment to Series 1 preferred stockholders, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
related to the host contract, and will have no subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
(4) Includes $273 recorded within noninterest income—other, $132 recorded within noninterest expense—cost of operations and $168 recorded within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss), the latter of which represents the amortization of a deferred liability recognized at the initial fair value of the third party warrants acquired of $964, as we are also a customer of the third party.
(5) Recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). We did not have any such derivative contracts to hedge our non-securitization investments during the year ended December 31, 2021.
Certain derivative instruments are subject to enforceable master netting arrangements. Accordingly, we present our net asset or liability position by counterparty in the consolidated balance sheets. Additionally, since our cash collateral balances do not approximate the fair value of the derivative position, we do not offset our right to reclaim cash collateral or obligation to return cash collateral against recognized derivative assets or liabilities. The following table presents information about derivative instruments subject to enforceable master netting arrangements as of the dates indicated:

	December 31, 2021		December 31, 2020
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$5,444	$—	$—	$(947)
Interest rate caps	—	(668)	—	—
Home loan pipeline hedges	117	(313)	—	(1,872)
Interest rate futures	—	—	—	(136)
Total, gross	$5,561	$(981)	$—	$(2,955)
Less: derivative netting	(117)	117	—	—
Total, net(1)	$5,444	$(864)	$—	$(2,955)
_____________________
(1) As of December 31, 2021 and 2020, we had a cash collateral requirement of $299 and $1,746, respectively, related to these instruments.
The following table presents the notional amount of derivative contracts outstanding as of the dates indicated:

	December 31,
	2021	2020
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$4,210,000	$1,475,000
Home loan pipeline hedges	421,000	371,000
Interest rate caps	405,000	—
Interest rate futures	—	3,400,000
IRLCs(1)	357,529	630,277
Interest rate caps(2)	405,000	—
Total	$5,798,529	$5,876,277
_____________________
(1) Amounts correspond with home loan funding commitments subject to IRLC agreements.
(2) We sold an interest rate cap that was subject to master netting to offset an interest rate cap purchase made in conjunction with a contract to manage future loan sale execution risk.
While the notional amounts of derivative instruments give an indication of the volume of our derivative activity, they do not necessarily represent amounts exchanged by parties and are not a direct measure of our financial exposure.
See Note 9 for additional information on our derivative assets and liabilities.
Residual Interests Classified as Debt
For residual interests related to consolidated securitizations, the residual interests held by third parties are presented as residual interests classified as debt in the consolidated balance sheets. We measure residual interests classified as debt at fair

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
value on a recurring basis. We record subsequent measurement changes in fair value in the period in which the change occurs within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of residual interests classified as debt using a discounted cash flow methodology, while also considering market data as it becomes available. We classify the residual interests classified as debt as Level 3 due to the reliance on significant unobservable valuation inputs.
We recognize interest expense related to residual interests classified as debt over the expected life using the effective yield method, which reflects a portion of the overall fair value adjustment recorded each period on our residual interests classified as debt. Interest expense related to residual interests classified as debt is presented within interest expense—securitizations and warehouses in the consolidated statements of operations and comprehensive income (loss). On a quarterly basis, we reevaluate the cash flow estimates to determine if a change to the accretable yield is required on a prospective basis.
See Note 9 for the key inputs used in the fair value measurements of residual interests classified as debt.
Fractional Shares
Through 8 Limited, which is a Hong Kong-based subsidiary, we have a “stock bits” feature that allows members with an 8 Limited investment account to purchase fractional shares in various companies. 8 Limited maintains control and risk over the stock inventory and, as such, must recognize on its balance sheet both the fraction of a share retained by the company and the fraction of a share owned by the member, with the latter also recorded as a payable to the member. The inventory is recorded at its fair value based on the closing price of the associated stock. As of December 31, 2021, the aggregate value of fractional shares owned by SoFi Hong Kong members was determined to be immaterial.
In our “stock bits” offering through our domestic SoFi Invest accounts, SoFi engages Apex as the clearing broker and, as such, does not retain control and risk over the stock inventory associated with fractional shares. Therefore, SoFi does not recognize the fractional shares owned by domestic SoFi Invest members on its consolidated balance sheets.
Borrowings and Financing Costs
We borrow from various financial institutions to finance our lending activities. Direct costs incurred in connection with financing, such as banker fees, origination fees and legal fees, are classified as deferred debt issuance costs. We capitalize these costs and report the amounts as a direct deduction from the carrying amount of the debt balance. Any difference between the stated principal amount of debt and the amount of cash proceeds received, net of debt issuance costs, is presented as a discount or premium. The capitalized debt issuance costs and the original issue discount/premium are amortized into interest expense over the expected life of the related financing agreements using the straight-line method for revolving facilities and the effective interest method for securitization debt and our senior convertible notes, which are further discussed below. Remaining unamortized fees are expensed immediately upon early extinguishment of the debt. In a debt modification for revolving debt, the initial issuance costs and any additional fees incurred as a result of the modification are deferred over the term of the new agreement, if the borrowing capacity of the revolving facility is increased. In the case that a modification results in a decrease in our borrowing capacity, any fees paid to the creditor and any third-party costs incurred are associated with the new arrangement and are, therefore, deferred and amortized over the term of the new arrangement. Unamortized deferred costs relating to the old arrangement at the time of the modification are expensed immediately in proportion to the decrease in borrowing capacity of the old arrangement. Any remaining unamortized deferred costs relating to the old arrangement are deferred and amortized over the term of the new arrangement.
The total accrued interest payable of $1,306 and $19,817 as of December 31, 2021 and 2020, respectively, was primarily related to interest associated with our borrowings and was presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.
Convertible Senior Notes
In October 2021, we issued $1.2 billion aggregate principal amount of convertible senior notes due 2026 (the “Convertible Notes”). The Convertible Notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted. We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). The Convertible Notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after October 15, 2024 through on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
principal amount of the Convertible Notes to be redeemed, plus accrued interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. See Note 10 for more detailed disclosure of these term and features of the Convertible Notes.
We elected to evaluate each embedded feature of the arrangement individually. We concluded that each of the conversion rights, optional redemption rights, fundamental change make-whole provision and repurchase rights did not require bifurcation as derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”), which we will reevaluate each reporting period. The additional interest and special interest that accrue on the notes in the event of our failure to comply with certain registration or reporting requirements are required to be bifurcated from the host contract, as the reporting requirement triggering event is not clearly and closely related to the host convertible debt contract, and therefore we measured the contingent interest feature at fair value each reporting period. The value was determined to be immaterial; therefore, we accounted for the Convertible Notes wholly as debt, which was recognized on the settlement date. Accordingly, we allocated all debt issuance costs to the debt instrument on the basis of materiality.
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions, which are further discussed below.
Redeemable Preferred Stock
Immediately prior to the Business Combination, all shares of the Company’s outstanding shares of redeemable preferred stock, other than the Series 1 preferred stock, converted into shares of SoFi Technologies common stock. Series 1 preferred stock is classified in temporary equity, as it is not fully controlled by SoFi.
Foreign Currency Translation Adjustments
We revalue assets, liabilities, income and expense denominated in non-United States currencies into United States dollars using applicable exchange rates. For foreign subsidiaries in which the functional currency is the subsidiary’s local currency, gains and losses relating to foreign currency translation adjustments are included in accumulated other comprehensive loss in our consolidated balance sheets. For foreign subsidiaries in which the functional currency is the United States Dollar, gains and losses relating to foreign currency transaction adjustments are included within earnings in the consolidated statements of operations and comprehensive income (loss).
Accumulated Deficit
We purchase SoFi common stock from time to time and constructively retire the common stock. We record purchases of common stock as a reduction to accumulated deficit in the consolidated balance sheets.
Capped Call Transactions
We entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. The Capped Call Transactions are net purchased call options on our own common stock.
The Capped Call Transactions are separate transactions entered into by the Company with each of the Capped Call Counterparties, are not part of the terms of the Convertible Notes, and do not affect any holder’s rights under the Convertible Notes. Holders of the Convertible notes do not have any rights with respect to the Capped Call Transactions.
As the Capped Call Transactions are legally detachable and separately exercisable from the Convertible Notes, they were evaluated as freestanding instruments under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). We concluded that the Capped Call Transactions meet the scope exceptions for derivative instruments under ASC 815. As such, the Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid-in capital.
See Note 10 for additional information on the Capped Call Transactions.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Interest Income
We record interest income associated with loans measured at fair value over the term of the underlying loans using the effective interest method on unpaid loan principal amounts, which is presented within interest income—loans in the consolidated statements of operations and comprehensive income (loss). We also record accrued interest income associated with loans measured at amortized cost within interest income—loans. We stop accruing interest and reverse all accrued but unpaid interest at the time a loan charges off. Loans are returned to accrual status if the loans are brought to nondelinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in management’s judgment, will continue to make scheduled periodic principal and interest payments.
We also have interest income associated with our investments in AFS debt securities. See “Investments in Debt Securities” in this Note 1 for additional information.
During the years ended December 31, 2021, 2020 and 2019, related party interest income primarily arose from a note receivable we issued to a stockholder in 2019 that was repaid during 2020 and lending activities with Apex, our former equity method investee, which were settled in February 2021. See Note 15 for additional information. Other interest income is primarily earned on our bank balances and on member deposits with our member bank holding companies that enable our SoFi Money product.
Loan Origination and Sales Activities
We measure our student loans, home loans and personal loans at fair value and, therefore, all direct fees and costs related to the origination process are recognized in earnings as earned or incurred. Direct fees, which primarily relate to home loan originations, and direct loan origination costs are recorded within noninterest income—loan origination and sales and noninterest expense—cost of operations, respectively, in the consolidated statements of operations and comprehensive income (loss).
As part of our loan sale agreements, we may retain the rights to service sold loans. We calculate a gain or loss on the sale based on the sum of the proceeds from the sale and any servicing asset recognized, less the carrying value of the loans sold. Our gain or loss calculation is also inclusive of repurchase liabilities recognized at the time of sale.
For our credit card loans, direct loan origination costs are deferred in other assets on the consolidated balance sheets and amortized on a straight-line basis over the privilege period, which is 12 months, within interest income—loans in the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2021, we amortized $1,451 of deferred costs into interest income and had a remaining balance of deferred costs of $3,422 within other assets as of December 31, 2021.
Loan Commitments
We offer a program whereby applicants can lock in an interest rate on an in-school loan to be funded at a later time. Applicants can exit the loan origination process up until the loan funding date. SoFi is obligated to fund the loan at the committed terms on the disbursement date if the borrower does not cancel prior to the loan funding date. The student loan commitments meet the scope exception under ASC 815 for issuers of commitments to originate non-mortgage loans. As the writer of the commitments, we elected the fair value option to measure our unfunded student loan commitments to align with the measurement methodology of our originated student loans. As such, our student loan commitments are carried at fair value on a recurring basis. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss). We classify student loan commitments as Level 3 because the valuations are highly dependent upon a loan funding probability, which is an unobservable input.
Loan commitments also include IRLCs, whereby we commit to interest rate terms prior to completing the origination process for home loans. IRLCs are derivative instruments that are measured at fair value on a recurring basis. Given that a home loan origination is contingent on a plethora of factors, our IRLCs are inherently uncertain and unobservable. As such, we classify IRLCs as Level 3. See “Derivative Financial Instruments” in this Note 1 for additional information on our derivative instruments.
See Note 9 for the key inputs used in the fair value measurements of our loan commitments.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Revenue Recognition
In accordance with ASC 606, in each of our revenue arrangements, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects our expected consideration in exchange for those goods or services.
Technology Platform Fees
Commencing in May 2020 with our acquisition of Galileo, we earn technology platform fees for providing an integrated platform-as-a-service for financial and non-financial institutions. Within our technology platform fee arrangements, certain contracts contain a provision for a fixed, upfront implementation fee related to setup activities, which represents an advance payment for future technology platform services. Our implementation fees are recognized ratably over the contract life, as we consider the implementation fee partially earned each month that we meet our performance obligation over the life of the contract. We had deferred revenues of $2,553 and $2,520 as of December 31, 2021 and 2020, respectively, which are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. During the years ended December 31, 2021 and 2020, we recognized revenue of $685 and $342, respectively, associated with deferred revenues within noninterest income—technology platform fees in the consolidated statements of operations and comprehensive income (loss).
Sales commissions: Capitalized sales commissions presented within other assets in the consolidated balance sheets, which are incurred in connection with obtaining a technology platform-as-a-service contract, were $678 and $527 as of December 31, 2021 and 2020, respectively. Additionally, we incur ongoing monthly commissions, which are expensed as incurred, as the benefit of such sales efforts are realized only in the period in which the commissions are earned. During the year ended December 31, 2021, commissions recorded within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss) were $3,302, of which $267 represented amortization of capitalized sales commissions. During the year ended December 31, 2020, commissions were $1,659, of which $185 represented amortization of capitalized sales commissions.
Payments to customers: Certain contracts include provisions for customer incentives, which may be payable up front or applied to future or past technology platform fees. Payments to customers reduce the gross transaction price, as they represent constraints on the revenues expected to be realized. Upfront customer incentives are recorded as prepaid assets and presented within other assets in the consolidated balance sheets, and are applied against revenue in the period such incentives are earned by the customer. Customer incentives for future technology platform fees are applied ratably against future Technology Platform activity in accordance with the contract terms to the extent that cumulative revenues with the customer, net of incentives, are positive. Any incentive in excess of cumulative revenues is expensed as a contract cost. Customer incentives for past technology platform fees are recorded as a reduction to revenue in the period incurred, subject to the same cumulative revenue constraints.
Payment Network Fees
In customer arrangements separate from our technology platform fees, we earn payment network fees, which primarily constitute interchange fees, for satisfying our performance obligation to enable transactions through a payment network as the sponsor of such transactions. Interchange fees, which are remitted by the merchant, are calculated by multiplying a set fee percentage (as stipulated by the debit card payment network) by the transaction volume processed through such network. Transaction volume and related fees payable to us for interchange and other network fees are reported to us on a daily basis. Therefore, there is no constrained variable consideration within a reporting period. Using the expected value method, we assign a 100% probability to the transaction price as calculated using actual transaction volume processed through the payment network.
Our performance obligation is completely satisfied once we successfully fulfill a requested transaction. We measure our progress toward complete satisfaction of our performance obligation using the output method, with processed transaction volume representing the measure that faithfully depicts the transfer of our services. The value of our services is represented by the network fee rates, as stipulated by the applicable payment network.
In addition to payment network fees earned on our own branded cards, we also earn payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs. In these arrangements, we have two performance obligations: i) performing card program services, and ii) performing transaction

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
card enablement services, for which we arrange for performance by the network associations and bank issuers to enable certain aspects of the transaction card process. The transaction price in these arrangements is largely dependent on network association guidelines and the program management economics are pooled, with the Company receiving a contractual share of payment network fees.
The payment network fees are determined based on the type and volume of monthly card program activity and, therefore, represent variable consideration, as such amounts are not known at contract inception. However, as payment network fees are settled on a monthly basis, the variable consideration within a reporting period is not constrained. We satisfy both performance obligations continuously throughout the contractual arrangements and our customers receive and consume the benefits simultaneously as we perform. Further, satisfaction of both performance obligations occurs within the same measurement period. As such, allocation of the transaction price between the performance obligations is not meaningful, as it would not impact the pattern of revenue recognition. Using the expected value method, we assign a 100% probability to the transaction price as calculated using actual monthly card program activity.
Our program management performance obligations are completely satisfied once we successfully enable and process transaction card activity. We measure our progress toward complete satisfaction of our performance obligations using the output method, with card program activity representing the measure that faithfully depicts the transfer of program management services. The value of our services is represented by the transaction fee rates, as stipulated by the network association guidelines.
In our payment network fee transactions, we act in the capacity of an agent due to our lack of pricing power and because we are not primarily responsible for fulfilling the transaction enablement performance obligation, and ultimately lack control over fulfilling the performance obligations to the customer. Therefore, we recognize revenue net of fees paid to other parties within the payment networks.
Referrals
We earn specified referral fees in connection with referral activities we facilitate through our platform.
In one type of referral arrangement, the referral fee is paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. As such, the third-party enterprise partners are our customers in these referral arrangements.
Our single performance obligation is to present referral leads to our enterprise partner customers. In some instances, the referral fee is calculated by multiplying a set fee percentage by the dollar amount of a completed transaction between our partners and their customers. In other instances, the referral fee represents the price per referral multiplied by the number of referrals (referred units) as measured by a consummated transaction between our partners and their customers.
As the transaction volume or referred units are not known at contract inception, these arrangements contain variable consideration. However, as referral fees are billed to, and collected directly from, our partners on a monthly basis, the variable consideration within a reporting period is not constrained. We recognize revenue at the time of a referral-based transaction by applying the expected value method, wherein we assign 100% probability to the transaction price as calculated using actual transaction volume or referred units.
We satisfy our performance obligation continuously throughout the contractual arrangements with our partners and our partners receive and consume the benefits simultaneously as we perform. Our referral fee performance obligation is completely satisfied once we provide referrals to our partners and there is a consummated transaction. We measure our progress toward complete satisfaction of our performance obligation using the output method, with referred units or referred transaction volume representing the measure that faithfully depicts the transfer of referral services to our partners. The value of our services transferred to our partners is represented by the referral fee rate, as agreed upon at contract inception.
In this type of referral arrangement, we act in the capacity of a principal, as we are primarily responsible for fulfilling our referral promise to our enterprise customers, exhibit control, and have discretion in setting the price we charge to our enterprise customers. Therefore, we present our revenue on a gross basis.
Beginning in the third quarter of 2021, we entered into another type of referral arrangement whereby we earn referral fulfillment fees for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
originator, which is our single performance obligation in the arrangement. Under the initial agreement, the referral fulfillment fee was determined as the lower of a fixed per-loan amount or the multiplication of a set fee percentage by the aggregate loan origination principal balance. Through amendments to the agreement executed during the fourth quarter of 2021, the referral fulfillment fee on each referred loan is determined as either of two fixed amounts based on the aggregate origination principal balance of the loan. In the event that a loan is determined to be ineligible and such loan becomes a charged-off loan, both as defined in the contract agreement (referred to as an “ineligible charged-off loan”), we must re-pay to the customer the outstanding principal amount plus all accrued but unpaid interest of the ineligible charged-off loan, as well as a pro rata amount of fees previously paid for the ineligible charged-off loan (referred to as the “referral fulfillment fee penalty”).
As the number and size of referred loans are not known at contract inception, this arrangement contains variable consideration that is constrained due to the potential reversal of referral fulfillment fees. We elected to estimate the amount of variable consideration using the expected value method, wherein we evaluate the conditional probability of ineligible loan charge-offs and, thereby, estimate referral fulfillment fee penalties. This method is appropriate for our arrangement, as we have meaningful experience through our lending business in evaluating expected ineligible referrals. The revenue recognized using the expected value method reflects our estimated net referral fulfillment fees after adjusting for the estimated referral fulfillment fee penalty. Referral fulfillment fees are presented within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). We recognize a liability within accounts payable, accruals and other liabilities in the consolidated balance sheets for the estimated referral fulfillment fee penalty, which represents the amount of consideration received that we estimate will reverse. The liability was $118 as of December 31, 2021.
We satisfy our performance obligation continuously throughout the contractual arrangement with our customer and our customer receives and consumes the benefits simultaneously as we perform. We completely satisfy our performance obligation each time we provide a loan referral and our customer purchases the underlying loan from the third-party loan originator. We apply the right-to-invoice practical expedient to recognize referral fulfillment fees, as our right to consideration corresponds directly with the value of the service received, as measured using the expected value method and application of the referral fulfillment fee rate. In this arrangement, we act in the capacity of a principal, as we are primarily responsible for fulfilling our referral obligation to our customer, we have risk of loss if the loans that comprise our referral fulfillment services do not meet the contractual eligibility standards, and we have discretion in setting the price we charge to our customer. Therefore, we present our revenue on a gross basis.
Enterprise Services
We earn specified enterprise services fees in connection with services we provide to enterprise partners.
In one type of enterprise services arrangement, we earn fees in connection with services we provide to enterprise partners to facilitate transactions for the benefit of their employees, such as 529 plan contributions or student loan payments, which represents our single performance obligation in the arrangements. Similar to our referral services, we agree on a rate per transaction with each of our customers, which represents variable consideration at contract inception. However, as enterprise service fees are billed to, and collected directly from, our partners on a monthly basis, the variable consideration within a reporting period is not constrained.
We satisfy our performance obligation to provide enterprise services continuously throughout our contractual arrangements with our enterprise partners. Our enterprise partners receive and consume the benefits of our enterprise services simultaneously as we perform. Our enterprise service performance obligation is completely satisfied upon completion of a transaction on behalf of our enterprise partners. For instance, we may facilitate student loan payments made by enterprise partners on behalf of their employees by directing those payments to the appropriate student loan servicer. Once the student loan servicer recognizes the payment, the transaction and our performance obligation are simultaneously complete. We measure our progress toward complete satisfaction of our performance obligation using the output method, with completed transaction requests representing the measure that faithfully depicts the transfer of enterprise services. The value of our enterprise services is represented by a negotiated fee, as agreed upon at contract inception. Our revenue is reported on a gross basis, as we act in the capacity of a principal, demonstrate the requisite control over the service, and are primarily responsible for fulfilling the performance obligation to our enterprise service customer.
Beginning in the second quarter of 2021, we entered into another type of enterprise services arrangement whereby we earn fees for providing advisory services in connection with helping operating companies successfully complete the business combination process, inclusive of obtaining the required shareholder votes. The amount of revenue is recorded on a gross basis

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
within noninterest income—other in the consolidated statements of operations and comprehensive income (loss), as we fully control the fulfillment of our performance obligation acting in the capacity of a principal. Out-of-pocket expenses associated with satisfying the performance obligation are recognized at the time the related revenue is recognized and presented as part of noninterest expense—general and administrative.
Equity Capital Markets Services
Beginning in the second quarter of 2021, we earned underwriting fees related to our membership in underwriting syndicates for initial public offerings (“IPOs”). The underwriting of securities is the only performance obligation in our underwriting agreements, and we recognize underwriting fees on the trade date. We are a principal in our underwriting agreements, because we demonstrate the requisite control over the satisfaction of the performance obligation through the assumption of underwriter liability for our designated share allotment. As such, we recognize revenue on a gross basis.
Beginning in the fourth quarter of 2021, we also earned dealer fees for providing dealer services in partnership with underwriting syndicates for IPOs. We are engaged to place IPO shares that are allocated to us by the underwriters with third-party investors for which we have received a confirmed order, which represents our only performance obligation in the arrangement. The amount of consideration to which we are entitled represents the selling concession (spread between our purchase price and the offer price, which are set by the underwriting syndicate), multiplied by the number of shares we placed in the IPO deal. The share allocation is ultimately determined by the underwriter. We recognize revenue on the trade date. We are an agent in this arrangement, as we do not share in any underwriting liability, do not bear risk of loss if shares remain unpurchased, and do not establish the price, which is set by the underwriting syndicate. As the amount of dealer fees recognized is reflective of the number of allocated shares we sold to third-party investors, we apply the right-to-invoice practical expedient.
We recognize equity capital markets services revenue, consisting of both underwriting fees and dealer fees, within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
Brokerage
We earn fees in connection with facilitating investment-related transactions through our platform, which constitutes our single performance obligation in the arrangements. Our performance obligation is determined by the specific service selected by the customer, such as brokerage transactions, share lending, digital assets transactions and exchange conversion. In certain brokerage transactions, we act in the capacity of a principal and earn negotiated fees based on the number and type of transactions requested by our customers. In our share lending arrangements and pay for order flow arrangements, we do not oversee the execution of the transactions, and ultimately lack requisite control, but benefit through a negotiated revenue sharing arrangement. Therefore, we act in the capacity of an agent and recognize revenue net of fees paid to satisfy the performance obligation. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume. In these arrangements, we act in the capacity of a principal and recognize revenue gross of the fees we pay to obtain the digital assets for access by our members. In our exchange conversion arrangements, we act in the capacity of a principal and earn fees for exchanging one currency for another.
As the investment-related transaction volume and type are not known at contract inception, these arrangements contain variable consideration. However, as our brokerage fees are settled on a monthly basis or sometimes daily basis, the variable consideration within a reporting period is not constrained. We recognize revenue at the time of an investment transaction by applying the expected value method, wherein we assign 100% probability to the transaction price as calculated using actual investment transaction activity.
Our brokerage performance obligation is completely satisfied upon completion of an investment-related transaction. We measure our progress toward complete satisfaction of our performance obligation using the output method, with investment transaction activity representing the measure that faithfully depicts the transfer of brokerage services. The value of our brokerage services is represented by the transaction fees, as determined at the point of transaction.
We incur costs for clearing and processing services that relate to satisfied performance obligations within our brokerage arrangements. In accordance with ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers, we expense these costs as incurred. Although certain of our commission costs qualify for capitalization, their amortization period is less than one year. Therefore, utilizing the practical expedient related to incremental costs of obtaining a contract, we expense

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
these costs as incurred. Additionally, we pay upfront account funding incentives to customers that are not tied to a contract period. Therefore, we expense these payments as incurred.
In the fourth quarter of 2021, we introduced a flat monthly platform fee that is charged to members associated with our 8 Limited business in Hong Kong. The fee is assessed at each month end on all members with at least one open 8 Limited brokerage account (with the exception of accounts for which the applicable fee exceeds the account’s net asset value at month end) regardless of the volume or frequency of trading activity during the month. The fee is deducted directly from the member’s primary brokerage account on the first day of the subsequent month. Our single performance obligation is to stand ready to provide the specific brokerage service selected by the member. As the number of members with open accounts that satisfy the net asset value threshold at any month end are not known at contract inception, this arrangement contains variable consideration. However, as the monthly platform fees are settled on a monthly basis, the variable consideration within a reporting period is not constrained. Our members simultaneously receive and consume the benefits of our platform throughout the month to which the fee applies. We apply the right-to-invoice practical expedient to recognize the monthly platform fee, as the amount to which we are entitled at month end corresponds to the value of our performance completed for the month.
Contract Assets
As of December 31, 2021 and 2020, accounts receivable, net associated with revenue from contracts with customers was $33,748 and $23,278, respectively, which were reported within other assets in the consolidated balance sheets.
Disaggregated Revenue
For the periods accounted for in accordance with ASC 606, the table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates. Revenues from contracts with customers are presented within noninterest income—technology platform fees and noninterest income—other in the consolidated statements of operations and comprehensive income (loss). There are no revenues from contracts with customers attributable to our Lending segment for any of the years presented.

	Year Ended December 31,
	2021	2020	2019
Financial Services
Referrals	$15,750	$5,889	$3,652
Brokerage	22,733	3,470	84
Payment network	10,642	2,433	660
Equity capital markets services	2,643	—	—
Enterprise services	2,898	244	124
Total	$54,666	$12,036	$4,520
Technology Platform
Technology platform fees	$191,847	$90,128	$—
Payment network	1,205	1,167	—
Total	$193,052	$91,295	$—
Total Revenue from Contracts with Customers
Technology platform fees	$191,847	$90,128	$—
Referrals	15,750	5,889	3,652
Payment network	11,847	3,600	660
Brokerage	22,733	3,470	84
Equity capital markets services	2,643	—	—
Enterprise services	2,898	244	124
Total	$247,718	$103,331	$4,520

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Advertising, Sales and Marketing
Included within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss) are advertising production costs and advertising communication costs, as well as amounts paid to various affiliates to market our products. For the years ended December 31, 2021, 2020 and 2019, advertising totaled $183,106, $138,888 and $169,942, respectively. Advertising costs are expensed either as incurred or when the advertising takes place, depending on the nature of the advertising activity.
Expenses incurred by us related to member acquisition, including brand development, business development and direct member marketing expenses, are also presented within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss).
Technology and Product Development
Expenses incurred by us related to technology, product design and implementation, which includes compensation and benefits, are classified as noninterest expense—technology and product development in the consolidated statements of operations and comprehensive income (loss).
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded in accounts payable, accruals and other liabilities in the consolidated balance sheets. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, estimates may be different from the actual outcomes. With respect to legal proceedings, we recognize legal fees as they are incurred within noninterest expense—general and administrative in our consolidated statements of operations and comprehensive income (loss). See Note 16 for discussion of contingent matters.
Share-Based Compensation
Share-based compensation made to employees and non-employees, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), is measured based on the grant date fair value of the awards and is recognized as compensation expense typically on a straight-line basis over the period during which the share-based award holder is required to perform services in exchange for the award (the vesting period) for stock options and RSUs and on an accelerated attribution basis for each vesting tranche over the respective derived service period for PSUs. Share-based compensation expense is allocated among the components of noninterest expense in the consolidated statements of operations and comprehensive income (loss). We use the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to estimate the fair value of stock options. RSUs are measured based on the fair values of the underlying stock on the dates of grant. We use a Monte Carlo simulation model to estimate the fair value of PSUs. We recognize forfeitures as incurred and, therefore, reverse previously recognized share-based compensation expense at the time of forfeiture. See Note 13 for further discussion of share-based compensation.
Comprehensive Loss
Comprehensive loss consists of net loss, unrealized gains or losses on our investments in AFS debt securities and foreign currency translation adjustments.
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. In assessing the realizability of deferred tax assets, management reviews all available positive and negative evidence. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
We follow accounting guidance in ASC 740, Income Taxes, as it relates to uncertain tax positions, which provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The tax effects from an uncertain tax position can be recognized in the financial statements only if the tax position would more likely than not be upheld on examination by the taxing authorities based on the merits of the tax position. Management is required to analyze all open tax years, as defined by the statute of limitations, for all jurisdictions. We accrue tax penalties and interest, if any, as incurred and recognize them within income tax (expense) benefit in our consolidated statements of operations and comprehensive income (loss).
Recently Adopted Accounting Standards
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies the scope of Topic 848 for certain derivative instruments that use an interest rate for margining, discounting or contract price alignment. The new standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by reference rate reform. ASU 2020-04 and ASU 2021-01 were both effective upon issuance and may be applied to contract modifications from January 1, 2020 through December 31, 2022.
The Alternative Reference Rates Committee (“ARRC”), a group of private market participants, was convened in the United States by the Federal Reserve Board and the Federal Reserve Bank of New York in cooperation with other United States agencies to promote the successful transition from United States Dollar LIBOR (“USD LIBOR”). The ARRC has selected the Secured Overnight Financing Rate (“SOFR”) as their recommended alternative to USD LIBOR. After December 31, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR (the “IBA”), ceased publishing the one-week and two-month USD LIBOR tenors. We do not have any exposure to these tenors. The IBA expects to continue to publish all remaining USD LIBOR tenors through June 30, 2023, with the overnight and 12-month tenors ceasing immediately thereafter and the one-month, three-month and six-month tenors becoming non-representative from that date.
We adopted the provisions of the standard in the fourth quarter of 2021 using the prospective method of adoption. We established a cross-functional project team to execute our company-wide transition away from USD LIBOR. In the fourth quarter of 2021, we began to use SOFR as the pricing index on all new variable-rate loan originations, and on new warehouse facility agreements and other financial instruments. We also transitioned some existing warehouse facility lines to SOFR and elected to apply the optional expedients when all such terms were related to the replacement of the reference rate. We are continuing to review existing variable-rate loans, borrowings, Series 1 redeemable preferred stock dividends and derivative instruments that utilize USD LIBOR as the reference rate and expect to continue transitioning these instruments to SOFR or other representative alternative reference rates throughout 2022 in accordance with the provisions of the standard. We do not expect there to be a material impact on our consolidated financial statements as a result of adopting this standard.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The standard is effective for fiscal years and interim periods beginning after December 15, 2023, with early adoption permitted. We early adopted the provisions of ASU 2020-06 effective January 1, 2021. The adoption of this standard did not have an impact on our consolidated financial statements, as we had no notes prior to an issuance in October 2021. The notes issued in October 2021 were accounted for in accordance with this standard.
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
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
•A special payment (as discussed in Note 12), which was accounted for as an embedded derivative, and made to our Series 1 preferred stockholders of $21.2 million (which was expensed as incurred); and
•Our equity issuance costs.
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
Acquisition of Golden Pacific Bancorp, Inc.
On February 2, 2022, we acquired Golden Pacific, pursuant to an Agreement and Plan of Merger entered into by and among the Company, a wholly-owned subsidiary of the Company and Golden Pacific in March 2021, pursuant to which we acquired all of the outstanding equity interests in Golden Pacific and its wholly-owned subsidiary, Golden Pacific Bank, for total cash purchase consideration of $22.3 million using cash on hand. After closing the Bank Merger, we became a bank holding company and Golden Pacific Bank began operating as SoFi Bank, National Association (“SoFi Bank”). We are duly registered as a bank holding company with the Federal Reserve. SoFi Bank is a national banking association whose primary federal regulator is the OCC. Deposit accounts of SoFi Bank are insured by the FDIC through the Deposit Insurance Fund to the fullest extent permitted by law.
The closing of the Bank Merger was subject to regulatory approval. On January 18, 2022, we received approval from the Federal Reserve of our application to become a bank holding company under the Bank Holding Company Act, and we received conditional approval from the OCC to close the Bank Merger. The OCC also approved our application to change the composition of Golden Pacific Bank’s assets in connection with the Bank Merger. The OCC conditional approval imposed a number of conditions, including that SoFi Bank have initial paid-in capital of no less than $750 million and adhere to an operating agreement. Golden Pacific Bank’s community bank business will continue to operate as a division of SoFi Bank.
A portion of the total cash purchase consideration ($0.6 million) was held back by the Company to satisfy any indemnification or certain other obligations (“Holdback Amount”), as certain legal proceedings with which Golden Pacific is involved as a plaintiff were not resolved at the time the Bank Merger closed. The Holdback Amount will be used for further financing or costs incurred associated with the litigation and any remaining amount upon resolution of the litigation will be

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
released to the Golden Pacific shareholders. Additionally, we held back a $3.3 million payable to a dissenting Golden Pacific Bank shareholder pending resolution of the shareholder’s appraisal claim, which could possibly result in a lower or higher amount paid to the dissenting shareholder once a ruling is made regarding the appraisal claim.
The Bank Merger is being accounted for as a business combination. The results of operations of Golden Pacific are not included in SoFi’s consolidated financial statements as of and for the year ended December 31, 2021. Additionally, given the proximity of the closing of the Bank Merger to the issuance of our consolidated financial statements for the year ended December 31, 2021, the initial accounting for the business combination is incomplete. The purchase consideration is being allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are being measured in accordance with the principles outlined in ASC 820. The excess of the total purchase consideration over the fair value of the net assets acquired, if any, will be allocated to goodwill, none of which is expected to be deductible for tax purposes. As the acquisition was not determined to be a significant acquisition under ASC 805, we do not intend to disclose the pro forma impact of this acquisition to the results of operations in our interim and annual filings with the SEC.
We incurred acquisition-related costs of $2.2 million related to the Bank Merger for the year ended December 31, 2021, which were presented within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
Acquisition of Technisys S.A.
On February 19, 2022, we entered into an Agreement and Plan of Merger by and among the Company, Technisys S.A., a Luxembourg société anonyme (“Technisys”), Atom New Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Atom, and Atom Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of SoFi Technologies, pursuant to which we will acquire all of the outstanding equity interests in Technisys for total consideration, in the form of shares of SoFi common stock, of $1.1 billion (the “Technisys Merger”). The shares of SoFi common stock issuable in connection with the acquisition are determined using the 20-day volume-weighted average price of SoFi common stock as of February 15, 2022, and are subject to escrow requirements and other customary adjustments. The Technisys Merger will be accounted for as a business combination.
Technisys is a cloud-native digital and core banking platform with an existing footprint of established banks, digital banks and fintechs in Latin America. With the acquisition of Technisys, we can expand our technology platform services to a broader international market.
Through December 31, 2021, we incurred acquisition-related costs of $3.3 million related to the Technisys Merger, which were presented within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
Acquisition of Galileo Financial Technologies, Inc.
On May 14, 2020, we acquired Galileo Financial Technologies, Inc. and its subsidiaries (“Galileo”) by acquiring 100% of the outstanding Galileo stock as of that date for total consideration of $1.2 billion. Galileo primarily provides technology platform services to financial and non-financial institutions. Our acquisition of Galileo enabled us to diversify our business from primarily consumer based to also serve institutions that rely upon Galileo’s integrated platform as a service to serve their clients.
Upon the finalization of the closing net working capital calculation in April 2021, the total purchase price consideration was reduced by $743, which was settled through the return to SoFi of an equivalent value of 83,856 previously issued Series H-1 preferred stock, which were retired upon receipt. The adjustment similarly reduced the carrying value of

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
recognized goodwill, and did not impact the estimated fair values of the assets acquired and liabilities assumed in conjunction with the transaction. There were no other adjustments to goodwill during the year ended December 31, 2021.
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the years ended December 31, 2020 and 2019 as if the business combination had occurred on January 1, 2019:

	Year Ended December 31,
	2020	2019
Total net revenue	$625,413	$483,921
Net loss	(304,219)	(209,770)
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
•adjustments to reflect interest expense on the seller note, including accretion of interest and incremental interest incurred after the interest-free period lapsed as if the interest was incurred during the earliest period presented;
•an adjustment to reflect post-combination share-based compensation expense associated with options to acquire common stock of Galileo that were converted into options to acquire common stock of SoFi as if the conversion occurred on January 1, 2019;
•a reversal of the Company’s previously-established deferred tax asset valuation allowance of $99,793 resulting from deferred tax liabilities acquired in connection with the acquisition as if it occurred during the earliest period presented;
•an adjustment to reflect $9,341 of acquisition-related costs as if they were incurred during the earliest period presented; and
•the related income tax effects, at the statutory tax rate applicable for each period, of the pro forma adjustments noted above.
The unaudited supplemental pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Galileo.
Other Acquisitions
On April 28, 2020, the Company acquired 100% of the outstanding stock of 8 Limited, a Hong Kong brokerage services firm, for total consideration of $16,126. Part of the consideration consisted of Social Finance common stock, of which a portion was contingent on the satisfaction of certain representations and warranties. During the fourth quarter of 2021, we issued 320,649 shares of SoFi Technologies common stock in satisfaction of the contingent consideration.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 3. Goodwill and Intangible Assets
A rollforward of our goodwill balance is presented below as of the dates indicated:

	December 31,
	2021	2020
Beginning balance	$899,270	$15,673
Less: accumulated impairment	—	—
Beginning balance, net	899,270	15,673
Additional goodwill recognized(1)	—	883,597
Other adjustments(2)	(743)	—
Ending balance(3)	$898,527	$899,270
_____________________
(1) The additional goodwill recognized as of December 31, 2020 includes $873,358 related to the acquisition of Galileo and $10,239 related to the acquisition of 8 Limited. See Note 2 for additional information.
(2) As of December 31, 2021, includes an adjustment related to the finalization of the closing net working capital calculation in April 2021 for the acquisition of Galileo. See Note 2 for additional information.
(3) As of December 31, 2021, we had goodwill attributable to the following reportable segments: $872,615 to Technology Platform and $25,912 to Financial Services. As of December 31, 2020, we had goodwill attributable to the following reportable segments: $873,358 to Technology Platform and $25,912 to Financial Services.
There were no goodwill impairment charges during the years ended December 31, 2021, 2020 and 2019.
The following is a summary of the carrying amount and estimated useful lives of our intangible assets by class as of the dates indicated:

	Weighted Average Useful Life (Years)	Gross Balance	Accumulated Amortization	Net Book Value
December 31, 2021
Developed technology	8.5	$257,438	$(49,401)	$208,037
Customer-related	3.6	125,350	(57,083)	68,267
Trade names, trademarks and domain names	8.6	10,000	(1,901)	8,099
Core banking infrastructure(1)	n/a	17,100	(17,100)	—
Broker-dealer license and trading rights	5.7	250	(74)	176
Total		$410,138	$(125,559)	$284,579
December 31, 2020
Developed technology(2)	8.5	$257,438	$(19,142)	$238,296
Customer-related(2)	3.6	125,350	(22,102)	103,248
Trade names, trademarks and domain names(2)	8.6	10,000	(736)	9,264
Core banking infrastructure(1)(2)	1.0	17,100	(13,043)	4,057
Broker-dealer license and trading rights(2)	5.7	250	(29)	221
Total		$410,138	$(55,052)	$355,086
_____________________
(1) In connection with the acquisition of Galileo during the year ended December 31, 2020, we accelerated the useful life of our existing core banking infrastructure to May 2021. Although the intangible asset was fully amortized as of December 31, 2021, it remains in use by the Company.
(2) During the year ended December 31, 2020, the Company acquired $253,000 in developed technology, $125,000 in customer-related intangible assets and $10,000 in trade names, trademarks and domain names related to the acquisition of Galileo. Other additions to developed technology, customer-related and broker-dealer license and trading rights intangible assets related to the acquisition of 8 Limited.
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $70,507, $49,735 and $3,008, respectively. There were no abandonments or impairments during any of the years presented. We accelerated amortization expense during 2019 related to certain partnership and other intangible assets because we determined that the costs of these

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
assets had already been recovered, which meant there was no expected future benefit as of December 31, 2019. The acceleration of amortization expense had an immaterial impact during the period.
Estimated future amortization expense as of December 31, 2021 is as follows:

2022	$66,449
2023	64,753
2024	31,468
2025	31,468
2026	30,641
Thereafter	59,800
Total	$284,579
Note 4. Investments in AFS Debt Securities
In the third quarter of 2021, we began investing in debt securities. The following table presents our investments in AFS debt securities as of December 31, 2021. We did not have any investments in debt securities as of December 31, 2020.

	December 31, 2021
	Amortized Cost(1)	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
Investments in AFS debt securities(3):
U.S. Treasury securities	$103,014	$73	$—	$(584)	$102,503
Multinational securities(4)	19,911	109	—	(154)	19,866
Corporate bonds	39,894	235	—	(480)	39,649
Agency TBA	7,457	13	4	(8)	7,466
Agency mortgage-backed securities	4,153	14	—	(31)	4,136
Other asset-backed securities	9,610	5	—	(91)	9,524
Commercial paper	9,939	—	—	—	9,939
Other(5)	1,818	13	—	(7)	1,824
Total investments in AFS debt securities	$195,796	$462	$4	$(1,355)	$194,907
_____________________
(1) Amortized cost basis reflects the amortization of premium of $384 during the year ended December 31, 2021.
(2) As of December 31, 2021, we determined that our unrealized loss positions related to credit losses were immaterial. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis. See Note 1 for additional information. Additionally, no such investments have been in a continuous unrealized loss position for more than 12 months, as we made the investments during the third quarter of 2021.
(3) Investments in AFS debt securities are recorded at fair value.
(4) As of December 31, 2021, includes sovereign foreign and supranational bonds.
(5) As of December 31, 2021, includes state and city municipal bond securities.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost and fair value of our investments in AFS debt securities as of December 31, 2021 by contractual maturity.

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
December 31, 2021
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$—	$103,014	$—	$—	$103,014
Multinational securities	—	19,911	—	—	19,911
Corporate bonds	—	39,894	—	—	39,894
Agency TBA	—	—	—	7,457	7,457
Agency mortgage-backed securities	—	—	—	4,153	4,153
Other asset-backed securities	—	7,600	2,010	—	9,610
Commercial paper	9,939	—	—	—	9,939
Other	600	1,218	—	—	1,818
Total investments in AFS debt securities	$10,539	$171,637	$2,010	$11,610	$195,796

Investments in AFS debt securities—Fair value(1):
U.S. Treasury securities	$—	$102,430	$—	$—	$102,430
Multinational securities	—	19,757	—	—	19,757
Corporate bonds	—	39,414	—	—	39,414
Agency TBA	—	—	—	7,453	7,453
Agency mortgage-backed securities	—	—	—	4,122	4,122
Other asset-backed securities	—	7,527	1,992	—	9,519
Commercial paper	9,939	—	—	—	9,939
Other	599	1,212	—	—	1,811
Total investments in AFS debt securities	$10,538	$170,340	$1,992	$11,575	$194,445
_____________________
(1) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $462 as of December 31, 2021.
The following table presents the proceeds and gross realized gains and losses from sales and maturities of our investments in debt securities during the year ended December 31, 2021. Realized gains and losses are presented within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). There were no transfers between classifications of our investments in AFS debt securities during the year presented.

Year Ended December 31, 2021
Investments in AFS debt securities
Gross realized gains included in earnings	$44
Gross realized losses included in earnings	(152)
Net realized losses	$(108)
Gross proceeds from sales and maturities(1)	$57,541
_____________________
(1) Proceeds from maturities of investments in AFS debt securities during the year ended December 31, 2021 were $4,799.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
See Note 12 for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.
Note 5. Loans
As of December 31, 2021, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value, and credit card loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income, as applicable, as of the dates indicated:

	December 31,
	2021	2020
Loans at fair value
Securitized student loans	$574,328	$908,427
Securitized personal loans	234,576	559,743
Student loans	2,876,509	1,958,032
Home loans	212,709	179,689
Personal loans	2,054,850	1,253,177
Total loans at fair value	5,952,972	4,859,068
Loans at amortized cost(1)
Credit card loans(2)	115,912	3,723
Commercial loan(3)	—	16,512
Total loans at amortized cost	115,912	20,235
Total loans	$6,068,884	$4,879,303
_____________________
(1) See Note 1 for additional information on our loans at amortized cost as it pertains to the allowance for credit losses pursuant to ASC 326, Financial Instruments—Credit Losses (“ASC 326”).
(2) During the year ended December 31, 2021, we had originations of credit card loans of $380,979 and gross repayments on credit card loans of $261,283, of which $474 were non-cash reductions to the loan balance through reward point redemptions. During the year ended December 31, 2020, we had originations of $6,957 and gross repayments of $3,017.
(3) During the third quarter of 2021, we issued a commercial loan that had a principal balance of $10,000, all of which was repaid during the third quarter of 2021. During the fourth quarter of 2020, we issued a commercial loan that had a principal balance of $16,500 and accumulated unpaid interest of $12 as of December 31, 2020, all of which was repaid during January 2021.
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans measured at fair value on a recurring basis as of the dates indicated:

	Student Loans	Home Loans	Personal Loans	Total
December 31, 2021
Unpaid principal(1)	$3,356,344	$210,111	$2,188,773	$5,755,228
Accumulated interest	9,990	190	12,310	22,490
Cumulative fair value adjustments(1)	84,503	2,408	88,343	175,254
Total fair value of loans	$3,450,837	$212,709	$2,289,426	$5,952,972
December 31, 2020
Unpaid principal(1)	$2,774,511	$171,967	$1,780,246	$4,726,724
Accumulated interest	9,472	141	11,558	21,171
Cumulative fair value adjustments(1)	82,476	7,581	21,116	111,173
Total fair value of loans	$2,866,459	$179,689	$1,812,920	$4,859,068
_____________________
(1) These items are impacted by charge-offs during the period.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
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

	Student Loans	Personal Loans	Total
December 31, 2021
Unpaid principal	$1,589	$4,765	$6,354
Accumulated interest	32	149	181
Cumulative fair value adjustments	(865)	(4,189)	(5,054)
Fair value of loans 90 days or more delinquent	$756	$725	$1,481
December 31, 2020
Unpaid principal	$1,046	$4,199	$5,245
Accumulated interest	37	210	247
Cumulative fair value adjustments	(442)	(3,872)	(4,314)
Fair value of loans 90 days or more delinquent	$641	$537	$1,178
The following table presents the changes in our loans measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
Fair value as of January 1, 2020	$3,185,233	$91,695	$2,111,030	$5,387,958
Origination of loans	4,928,880	2,183,521	2,580,757	9,693,158
Principal payments	(883,761)	(2,748)	(1,015,046)	(1,901,555)
Sales of loans	(4,534,286)	(2,102,101)	(1,531,058)	(8,167,445)
Deconsolidation of securitizations	(495,507)	—	(406,687)	(902,194)
Purchases(1)	648,153	2,070	39,975	690,198
Change in accumulated interest	1,286	21	(2,379)	(1,072)
Change in fair value(2)	16,461	7,231	36,328	60,020
Fair value as of December 31, 2020	$2,866,459	$179,689	$1,812,920	$4,859,068
Origination of loans	4,293,526	2,978,222	5,386,934	12,658,682
Principal payments	(892,989)	(6,184)	(1,054,077)	(1,953,250)
Sales of loans	(2,854,778)	(2,935,038)	(4,290,424)	(10,080,240)
Purchases(1)	44,850	1,144	405,051	451,045
Change in accumulated interest	518	49	752	1,319
Change in fair value(2)	(6,749)	(5,173)	28,270	16,348
Fair value as of December 31, 2021	$3,450,837	$212,709	$2,289,426	$5,952,972
_____________________
(1) Purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity during the years ended December 31, 2021 and 2020 included securitization clean-up calls (purchases we elect to make when the risk retention period has sunset) of $425,302 and $76,044, respectively. Additionally, during the years ended December 31, 2021 and 2020, the Company elected to purchase $17,596 and $606,264, respectively, of previously sold loans. The Company was not required to buy back these loans. The remaining purchases during the years presented related to standard representations and warranties pursuant to our various loan sale agreements.
(2) Changes in fair value of loans are recorded in the consolidated statements of operations and comprehensive income (loss) within noninterest income—loan origination and sales for loans held on the balance sheet prior to transfer to a third party through a sale or to a VIE and within noninterest income—securitizations for loans in a consolidated VIE. Changes in fair value are impacted by valuation assumption changes, as well as sales price execution and amount of time the loans are held prior to sale. The estimated amount of gains included in earnings attributable to changes in instrument-specific credit risk were $4,143, $13,896 and $9,501 during the years ended December 31, 2021, 2020 and 2019, respectively. The gains attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 6. Variable Interest Entities
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
The following table presents the assets and liabilities of consolidated VIEs that were included in our consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation.

	December 31,
	2021	2020
Assets:
Restricted cash and restricted cash equivalents	$53,161	$76,973
Loans	808,904	1,468,170
Total assets	$862,065	$1,545,143
Liabilities:
Accounts payable, accruals and other liabilities	$388	$759
Debt(1)	660,419	1,248,822
Residual interests classified as debt	93,682	118,298
Total liabilities	$754,489	$1,367,879
_____________________
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Personal Loans
We established four and one personal loan trusts during the years ended December 31, 2021 and 2020, respectively, that were not consolidated as of the corresponding balance sheet dates. As of December 31, 2021 and 2020, we had investments in nine and nine nonconsolidated personal loan VIEs, respectively.
We did not provide financial support to any personal loan trusts beyond our initial equity investment during the years presented. We did not deconsolidate any personal loan VIEs during the year ended December 31, 2021. We deconsolidated three VIEs during the year ended December 31, 2020, which were originally consolidated in 2017.
Student Loans
We established four and four student loan trusts during the years ended December 31, 2021 and 2020, respectively, that were not consolidated as of the corresponding balance sheet dates. As of December 31, 2021 and 2020, we had investments in 24 and 20 nonconsolidated student loan VIEs, respectively.
We did not provide financial support to any student loan trusts beyond our initial equity investment during the years presented. We did not deconsolidate any student loan VIEs during the year ended December 31, 2021. We consolidated one VIE during the year ended December 31, 2020 that was also deconsolidated during the year.
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which were included in our consolidated balance sheets.

	December 31,
	2021	2020
Personal loans	$62,925	$71,115
Student loans	311,763	425,820
Securitization investments	$374,688	$496,935

Note 7. Transfers of Financial Assets
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the loan securitization transfers qualifying for sale accounting treatment for the years indicated. There were no home loan securitization transfers qualifying for sale accounting treatment during any of the years presented.

	Year Ended December 31,
	2021	2020	2019
Student loans
Fair value of consideration received and obligations settled:
Cash	$1,187,714	$2,015,357	$4,542,431
Securitization investments	62,783	130,807	239,698
Deconsolidation of debt(1)	—	458,375	—
Servicing assets recognized	36,948	19,903	42,826
Total consideration	1,287,445	2,624,442	4,824,955
Aggregate unpaid principal balance and accrued interest of loans sold	1,227,379	2,540,052	4,677,471
Gain from loan sales(1)	$60,066	$84,390	$147,484
Personal loans
Fair value of consideration received and obligations settled:
Cash	$1,050,062	$316,503	$397,962
Securitization investments	55,491	20,961	111,556
Deconsolidation of debt(1)	—	414,261	1,464,920
Servicing assets recognized	6,003	2,086	11,229
Total consideration	1,111,556	753,811	1,985,667
Aggregate unpaid principal balance and accrued interest of loans sold	1,054,171	708,346	1,906,757
Gain from loan sales(1)	$57,385	$45,465	$78,910
_____________________
(1)Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the year because we no longer held a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. See Note 6 for further discussion of deconsolidations. For the year ended December 31, 2020, the gains from sales excluded losses from deconsolidations on student loans and personal loans of $8,601 and $6,098, respectively. For the year ended December 31, 2019, the gains from sales excluded losses from deconsolidations on personal loans of $38,741. Losses on deconsolidations are presented within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the whole loan sales for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Student loans
Fair value of consideration received:
Cash	$1,676,892	$2,596,719	$1,399,921
Servicing assets recognized	15,526	25,734	21,145
Repurchase liabilities recognized	(300)	(510)	(314)
Total consideration	1,692,118	2,621,943	1,420,752
Aggregate unpaid principal balance and accrued interest of loans sold	1,635,280	2,503,821	1,389,986
Gain from loan sales	$56,838	$118,122	$30,766
Home loans
Fair value of consideration received:
Cash	$2,989,813	$2,173,709	$733,860
Servicing assets recognized	31,294	20,440	5,724
Repurchase liabilities recognized	(3,288)	(3,034)	(1,720)
Total consideration	3,017,819	2,191,115	737,864
Aggregate unpaid principal balance and accrued interest of loans sold	2,935,343	2,101,895	726,379
Gain from loan sales	$82,476	$89,220	$11,485
Personal loans
Fair value of consideration received:
Cash	$3,373,655	$1,285,689	$2,316,771
Servicing assets recognized	21,811	8,429	31,138
Repurchase liabilities recognized	(8,168)	(3,535)	(2,948)
Total consideration received	3,387,298	1,290,583	2,344,961
Aggregate unpaid principal balance and accrued interest of loans sold	3,253,645	1,238,474	2,257,223
Gain from loan sales	$133,653	$52,109	$87,738
The following table presents information as of the dates indicated about the unpaid principal balances of transferred loans that are not recorded in our consolidated balance sheets, but with which we have a continuing involvement through our servicing agreements:

	Student Loans	Home Loans	Personal Loans	Total
December 31, 2021
Loans in repayment	$9,852,957	$4,575,001	$5,138,299	$19,566,257
Loans in-school/grace/deferment	37,949	—	—	37,949
Loans in forbearance	44,833	40,353	1,120	86,306
Loans in delinquency	112,885	7,465	75,275	195,625
Total loans serviced	$10,048,624	$4,622,819	$5,214,694	$19,886,137
December 31, 2020
Loans in repayment	$12,059,702	$2,629,015	$4,796,404	$19,485,121
Loans in-school/grace/deferment	26,158	—	—	26,158
Loans in forbearance	275,659	46,357	35,677	357,693
Loans in delinquency	91,424	8,493	110,640	210,557
Total loans serviced	$12,452,943	$2,683,865	$4,942,721	$20,079,529

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents additional information about the servicing cash flows received and net charge-offs related to transferred loans with which we have a continuing involvement during the years indicated:

	Year Ended December 31,
	2021	2020	2019
Student loans
Servicing fees collected	$46,657	$50,794	$47,038
Charge-offs, net of recoveries(1)	$24,675	$16,999	$27,740
Home Loans
Servicing fees collected	8,749	4,499	2,635
Charge-offs, net of recoveries	—	—	—
Personal Loans
Servicing fees collected	34,421	45,574	31,268
Charge-offs, net of recoveries(1)	102,276	197,927	233,628
Total
Servicing fees collected	$89,827	$100,867	$80,941
Charge-offs, net of recoveries(1)	$126,951	$214,926	$261,368
_____________________
(1)Student loan and personal loan charge-offs, net of recoveries, are impacted by the timing of charge-off sales performed on behalf of the purchasers of our loans, which lower the net amount disclosed. For both loan products, charge-off sales were meaningfully higher in 2020 relative to 2021.

Note 8. Allowance for Credit Losses
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
The following table summarizes the activity in the balance of allowance for credit losses on accounts receivable and credit card loans during the years indicated:

	Accounts Receivable(1)	Credit Card Loans(2)
Balance at January 1, 2020	$—	$—
Provision for credit losses(3)	766	219
Write-offs charged against the allowance	(204)	—
Balance at December 31, 2020	$562	$219
Provision for credit losses(3)	3,043	7,573
Write-offs charged against the allowance(4)	(1,313)	(755)
Balance at December 31, 2021	$2,292	$7,037
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
(3)Provision for credit losses on accounts receivable and credit card loans are presented within noninterest expense—general and administrative and noninterest expense—provision for credit losses, respectively, in the consolidated statements of operations and comprehensive income (loss). There were no recoveries of credit card losses during the years ended December 31, 2021 and 2020.
(4)The increase in accounts receivable write-offs charged against the allowance during the year ended December 31, 2021 was primarily attributable to three accounts that were deemed uncollectible.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 9. Fair Value Measurements
The following tables summarize, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities (i) measured at fair value on a recurring basis, (ii) measured at fair value on a nonrecurring basis, or (iii) disclosed but not carried at fair value in the consolidated balance sheets as of the dates presented.

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$494,711	$494,711	$—	$—	$494,711
Restricted cash and restricted cash equivalents(1)	273,726	273,726	—	—	273,726
Investments in AFS debt securities(2)(4)	194,907	129,835	65,072	—	194,907
Student loans(2)	3,450,837	—	—	3,450,837	3,450,837
Home loans(2)	212,709	—	—	212,709	212,709
Personal loans(2)	2,289,426	—	—	2,289,426	2,289,426
Credit card loans(1)	115,912	—	—	118,412	118,412
Servicing rights(2)	168,259	—	—	168,259	168,259
Asset-backed bonds(2)(5)	253,669	—	253,669	—	253,669
Residual investments(2)(5)	121,019	—	—	121,019	121,019
Non-securitization investments – ETFs(2)(6)	1,486	1,486	—	—	1,486
Non-securitization investments – other(3)	6,054	—	—	6,054	6,054
Third party warrants(2)(7)	1,369	—	—	1,369	1,369
Derivative assets(2)(8)(9)	5,444	—	5,444	—	5,444
Purchase price earn-out(2)(10)	4,272	—	—	4,272	4,272
Interest rate lock commitments(2)(11)	3,759	—	—	3,759	3,759
Student loan commitments(2)(11)	2,220	—	—	2,220	2,220
Interest rate caps(2)(9)	493	—	493	—	493
Total assets	$7,600,272	$899,758	$324,678	$6,378,336	$7,602,772
Liabilities
Debt(1)	$3,947,983	$1,240,560	$2,807,253	$—	$4,047,813
Residual interests classified as debt(2)	93,682	—	—	93,682	93,682
Derivative liabilities(2)(8)(9)	864	196	668	—	864
Total liabilities	$4,042,529	$1,240,756	$2,807,921	$93,682	$4,142,359

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	December 31, 2020
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$872,582	$872,582	$—	$—	$872,582
Restricted cash and restricted cash equivalents(1)	450,846	450,846	—	—	450,846
Student loans(2)	2,866,459	—	—	2,866,459	2,866,459
Home loans(2)	179,689	—	—	179,689	179,689
Personal loans(2)	1,812,920	—	—	1,812,920	1,812,920
Credit card loans(1)	3,723	—	—	3,723	3,723
Commercial loan(1)	16,512	—	—	16,512	16,512
Servicing rights(2)	149,597	—	—	149,597	149,597
Asset-backed bonds(2)(5)	357,411	—	357,411	—	357,411
Residual investments(2)(5)	139,524	—	—	139,524	139,524
Non-securitization investments – ETFs(2)(6)	6,850	6,850	—	—	6,850
Non-securitization investments – other(3)	1,147	—	—	1,147	1,147
Interest rate lock commitments(2)(11)	15,620	—	—	15,620	15,620
Total assets	$6,872,880	$1,330,278	$357,411	$5,185,191	$6,872,880
Liabilities
Debt(1)	$4,798,925	$—	$4,851,658	$—	$4,851,658
Residual interests classified as debt(2)	118,298	—	—	118,298	118,298
Warrant liabilities – Series H warrants(2)(12)	39,959	—	—	39,959	39,959
Derivative liabilities(2)(8)(9)	2,955	2,008	947	—	2,955
ETF short positions(2)(6)	5,241	5,241	—	—	5,241
Total liabilities	$4,965,378	$7,249	$4,852,605	$158,257	$5,018,111
_____________________
(1)Disclosed but not carried at fair value. The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes issued in October 2021 was classified as Level 1, as it was based on an observable market quote. The fair values of our warehouse facility debt, revolving credit facility debt, financing arrangements assumed in the Galileo acquisition and credit card loans were based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts. The fair value of our single commercial loan as of December 31, 2020 was also determined to approximate its carrying value, as the loan was issued in the fourth quarter of 2020, was short-term in nature, and was repaid in full in January 2021.
(2)Measured at fair value on a recurring basis.
(3)Measured at fair value on a nonrecurring basis.
(4)Investments in AFS debt securities as of December 31, 2021 were classified as Level 1 or Level 2. The Level 1 investments utilize quoted prices in actively traded markets. The Level 2 investments rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. See Note 1 and Note 4 for additional information.
(5)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. As we do not provide financial support beyond our initial equity investment, our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to the investment amount. See Note 6 for additional information.
(6)ETFs and ETF short positions classified as Level 1 are based on utilizing quoted prices in actively traded markets. The short positions serve as an economic hedge to our non-securitization investments in ETFs.
(7)Third party warrants were recorded during the fourth quarter of 2021, and there were no subsequent adjustments from their initial value. The key unobservable assumption used in the fair value measurement of the third party warrants is the price of the stock underlying the warrants. The fair value is measured as the difference between the stock price and the strike price of the warrants. As the strike price is insignificant, we concluded that the impact of time value on the fair value measure was immaterial.
(8)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. See Note 1 for additional information.
(9)Derivative liabilities classified as Level 1 are based on broker quotes in active markets and represent economic hedges of loan fair values. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
observable inputs other than quoted prices. Interest rate swaps are valued using the three-month LIBOR swap yield curve and interest rate caps are valued using a SOFR rate curve and the implied volatilities suggested by the SOFR rate curve, which are all observable inputs from active markets.
(10)The purchase price earn-out provision is classified as Level 3 because of our reliance on unobservable inputs, such as conditional prepayment rates, annual default rates and discount rates.
(11)IRLCs and student loan commitments are classified as Level 3 because of our reliance on assumed loan funding probabilities. The assumed probabilities are based on our internal historical experience with home loans and student loans similar to those in the funding pipelines on the measurement date.
(12)In conjunction with the Closing of the Business Combination, we measured the final fair value of the Series H warrants and subsequently reclassified them into permanent equity. Therefore, we did not measure the Series H warrants at fair value on an ongoing basis, subsequent to May 28, 2021. See Note 11 for additional information on our historical Series H warrant liabilities, including inputs to the valuation.
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans as of the dates indicated:

	December 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Student loans
Conditional prepayment rate	16.5% – 26.3%	19.2%	15.8% – 33.3%	18.4%
Annual default rate	0.2% – 4.2%	0.4%	0.2% – 4.9%	0.4%
Discount rate	1.9% – 7.1%	2.9%	1.1% – 7.1%	3.3%
Home loans
Conditional prepayment rate	4.8% – 16.4%	12.4%	4.4% – 17.6%	14.9%
Annual default rate	0.1% – 0.2%	0.1%	0.1% – 4.9%	0.1%
Discount rate	2.5% – 13.0%	2.6%	1.3% – 10.0%	1.6%
Personal loans
Conditional prepayment rate	18.4% – 37.7%	20.5%	14.5% – 23.2%	18.1%
Annual default rate	4.2% – 30.0%	4.4%	3.3% – 33.8%	4.2%
Discount rate	3.9% – 7.0%	4.0%	5.0% – 10.7%	6.0%
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
See Note 5 for additional loan fair value disclosures.
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights as of the dates presented:

	December 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	15.2% – 25.6%	20.4%	13.8% – 24.7%	18.7%
Annual default rate	0.2% – 4.3%	0.4%	0.2% – 4.8%	0.4%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%
Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	10.0% – 16.4%	11.5%	13.9% – 20.3%	16.5%
Annual default rate	0.1% – 0.2%	0.1%	0.1% – 0.1%	0.1%
Discount rate	7.5% – 7.5%	7.5%	10.0% – 10.0%	10.0%
Personal loans
Market servicing costs	0.2% – 1.1%	0.2%	0.2% – 0.7%	0.3%
Conditional prepayment rate	22.5% – 41.4%	26.0%	16.2% – 26.1%	19.1%
Annual default rate	3.2% – 7.0%	4.4%	3.1% – 7.5%	5.5%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights as of the dates indicated if the key assumptions had each of the below adverse changes:

	December 31,
	2021	2020
Market servicing costs
2.5 basis points increase	$(10,822)	$(10,472)
5.0 basis points increase	(21,644)	(20,944)
Conditional prepayment rate
10% increase	$(6,260)	$(5,430)
20% increase	(12,031)	(10,230)
Annual default rate
10% increase	$(205)	$(336)
20% increase	(408)	(681)
Discount rate
100 basis points increase	$(3,782)	$(2,986)
200 basis points increase	(7,349)	(5,820)
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
The following table presents the changes in the Company’s servicing rights, which are measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
Fair value as of December 31, 2019	$138,582	$13,181	$49,855	$201,618
Recognition of servicing from transfers of financial assets	45,637	20,440	10,515	76,592
Derecognition of servicing via loan purchases	(12,924)	—	(934)	(13,858)
Change in valuation inputs or other assumptions	(20,168)	(5,056)	7,765	(17,459)
Realization of expected cash flows and other changes	(50,490)	(4,651)	(42,155)	(97,296)
Fair value as of December 31, 2020	$100,637	$23,914	$25,046	$149,597
Recognition of servicing from transfers of financial assets	52,474	31,294	27,814	111,582
Servicing rights assumed from third parties	—	—	370	370
Derecognition of servicing via loan purchases	(392)	—	(660)	(1,052)
Change in valuation inputs or other assumptions	(16,197)	4,300	9,246	(2,651)
Realization of expected cash flows and other changes	(46,519)	(8,975)	(34,093)	(89,587)
Fair value as of December 31, 2021	$90,003	$50,533	$27,723	$168,259

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Asset-Backed Bonds
The fair value of asset-backed bonds is determined using a discounted cash flow methodology. Management classifies asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The following key inputs were used in the fair value measurement of our asset-backed bonds as of the dates indicated:

	December 31,
	2021	2020
Discount rate (range)	0.6% – 3.7%	0.8% – 4.0%
Conditional prepayment rate (range)	19.5% – 32.2%	18.8% – 21.9%
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt as of the dates indicated:

	December 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	19.5% – 33.6%	23.0%	18.8% – 22.3%	20.2%
Annual default rate	0.3% – 5.7%	0.9%	0.3% – 6.2%	0.7%
Discount rate	2.6% – 10.5%	4.4%	3.0% – 18.5%	6.2%
Residual interests classified as debt
Conditional prepayment rate	20.0% – 41.8%	31.5%	19.5% – 24.8%	21.4%
Annual default rate	0.5% – 5.6%	3.2%	0.4% – 6.4%	3.1%
Discount rate	5.0% – 9.5%	5.7%	8.5% – 18.0%	10.8%
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
The following table presents the changes in the residual investments and residual interests classified as debt, which are both measured at fair value on a recurring basis. We record changes in fair value within noninterest income—securitizations in

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
the consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—securitizations for residual investments, but does not impact the liability or asset balance, respectively.

	Residual Investments	Residual Interests Classified as Debt
Fair value as of December 31, 2019	$262,880	$271,778
Additions	10,708	—
Change in valuation inputs or other assumptions(1)	9,702	38,216
Payments(2)	(96,505)	(89,978)
Transfers(3)	(47,261)	—
Derecognition upon achieving true sale accounting treatment	—	(101,718)
Fair value as of December 31, 2020	$139,524	$118,298
Additions	49,317	2,170
Change in valuation inputs or other assumptions(1)	10,603	22,802
Payments(2)	(78,425)	(49,588)
Fair value as of December 31, 2021	$121,019	$93,682
_____________________
(1)For residual investments, the estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $(230), $(1,252) and $569 during the years ended December 31, 2021, 2020 and 2019, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the residual investments. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
(2)Payments of residual investments included residual investment sales of $4,291 and $8,342 during the years ended December 31, 2021 and 2020, respectively.
(3)The year ended December 31, 2020 includes a transfer from residual investments (Level 3) to asset-backed bonds (Level 2) associated with a repackaged securitization transaction in which we formed a new VIE and, in the process, exchanged our residual interest for an asset-backed bond interest.
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

	December 31, 2021		December 31, 2020
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	75.0% – 75.0%	75.0%	54.5% – 54.5%	54.5%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	n/a	n/a
_____________________
(1)The probability of honoring IRLCs and student loan commitments, which reflects the percentage likelihood that an approved loan application will close based on historical experience. A significant difference between the actual funded rate and the assumed funded rate at the measurement date could result in a significantly higher or lower fair value measurement of our IRLCs and student loan commitments. The aggregate amount of student loans we committed to fund was $53,189 as of December 31, 2021. See Note 1 under “Derivative Financial Instruments” for the aggregate notional amount associated with IRLCs.
The key assumption included in the above table is defined as follows:
•Loan funding probability — Our expectation of the percentage of IRLCs or student loan commitments which will become funded loans. An increase in the loan funding probabilities, in isolation, would result in an increase in a fair value measurement. The weighted average assumptions were weighted based on relative fair values.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our IRLCs and student loan commitments, which are measured at fair value on a recurring basis. Changes in the fair values of IRLCs and student loan commitments are recorded within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss).

	IRLCs	Student Loan Commitments
Fair value as of December 31, 2019	$1,090	$—
Revaluation adjustments	62,528	—
Funded loans(1)	(27,321)	—
Unfunded loans(1)	(20,677)	—
Fair value as of December 31, 2020	$15,620	$—
Revaluation adjustments	23,211	6,410
Funded loans(1)	(24,330)	(2,384)
Unfunded loans(1)	(10,742)	(1,806)
Fair value as of December 31, 2021	$3,759	$2,220
_____________________
(1)For each quarter within the years presented, funded and unfunded loan fair value adjustments represent the unpaid principal balance of funded and unfunded loans, respectively, during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. The amounts presented on a year-to-date basis represent the summation of the per-quarter effects.
Non-Securitization Investments
Non-securitization investments — ETFs of $1,486 and $6,850 as of December 31, 2021 and 2020, respectively, include investments in exchange-traded funds (“ETF”), which have targeted investment strategies. Our investment as of December 31, 2021 included an ETF with investment grade and high-yield fixed income securities. Our investment as of December 31, 2020 also included an ETF with equity securities seeking long-term capital appreciation and an ETF with widely held U.S. stocks by SoFi members, both of which were sold during the 2021 period. Non-securitization investments—ETFs are measured at fair value on a recurring basis using the net asset value expedient in accordance with ASC 820 and are presented within other assets in the consolidated balance sheets.
Non-securitization investments — Other of $6,054 and $1,147 as of December 31, 2021 and 2020, respectively, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. Under the measurement alternative method, we measure the investments at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers. The carrying values of the investments are presented within other assets in the consolidated balance sheets. Adjustments to the carrying value, such as impairments and unrealized gains, are recognized within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). The fair value measurements are classified within Level 3 of the fair value hierarchy due to the uses of unobservable inputs in the fair value measurements.
For one such investment with a fair value of $1,886 and $1,147 as of December 31, 2021 and 2020, respectively, we recorded an impairment charge of $803 in the second quarter of 2020 and adjusted the carrying value of the investment accordingly, which was based on a discounted cash flow analysis, wherein we weighted different valuation scenarios with different assumed internal rates of return and time to liquidity events. In performing a qualitative impairment assessment, we determined that the carrying amount of the investment exceeded its fair value due to a significant decline in investee operating results relative to expectations, primarily as a result of the COVID-19 pandemic. During the fourth quarter of 2021, we recorded an upward adjustment of $739 and adjusted the carrying value of the investment accordingly, because a new investor agreed to purchase the underlying company, of which the purchase price consideration was a significant input relied upon for our fair value measurement.
For an additional investment with a fair value of $2,168 as of December 31, 2021, we recognized a gain of $3,967 during the year ended December 31, 2021, which also represents our cumulative adjustment on this security and which we valued based on the investee’s latest round of financing during the second quarter of 2021. We considered this recent equity transaction to be an orderly transaction in an issuance similar to our investment holding. Additionally, we sold a portion of our

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
investment during the year ended December 31, 2021 for $2,000 at the same valuation, contemporaneous with the investee’s latest round of financing.
During the fourth quarter of 2021, we made an additional non-securitization investment of $2,000. We did not make any adjustments to the investment value through December 31, 2021.
Non-securitization investments measured at fair value exclude our equity method investments, which are discussed further in Note 1.
Purchase Price Earn-Out
As of December 31, 2021, we had a derivative for a purchase price earn-out in conjunction with a loan sale agreement we entered into during 2018, as further discussed in Note 1. We receive a capped contractual payout based on the respective loan pool internal rate of return over a certain hurdle rate, which is adjusted for the loan purchaser’s expenses, which are generally immaterial. Prior to 2021, the purchase price earn-out value was immaterial. The fair value of the purchase price earn-out is determined using a discounted cash flow methodology. Management classifies the purchase price earn-out as Level 3 due to the use of significant unobservable inputs in the fair value measurement. A significant difference between the expected performance of the loans included in the loan sale agreement and the actual results as of the measurement date could result in a higher or lower fair value measurement. Our key valuation inputs were as follows as of the date indicated:

	December 31, 2021
Purchase Price Earn-Out	Range	Weighted Average
Conditional prepayment rate	22.9% – 22.9%	22.9%
Annual default rate	30.0% – 30.0%	30.0%
Discount rate	25.0% – 25.0%	25.0%
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
The following table presents the changes in our purchase price earn-out, which is measured at fair value on a recurring basis. Changes in the fair value are recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).

Purchase Price Earn-Out
Fair value as of January 1, 2021	$—
Initial recognition(1)	7,165
Payments	(5,040)
Changes in valuation inputs or assumptions	2,147
Fair value as of December 31, 2021	$4,272
_____________________
(1)The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were $286 during the year ended December 31, 2021. The losses attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the purchase price earn-out. These assumptions are based on historical performance and performance expectations over the term of the underlying instrument.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Warrant Liabilities – SoFi Technologies Warrants
Prior to the Business Combination, SCH issued 8,000,000 private placement warrants to SCH Sponsor V LLC (the “Sponsor”) and 20,125,000 public warrants (collectively, “SoFi Technologies warrants”). Upon the Closing of the Business Combination, the Company assumed the SoFi Technologies warrants. Each whole warrant entitles the holder to purchase one share of Class A common stock, subject to adjustment, for an exercise price of $11.50 per share. The SoFi Technologies warrants became exercisable on October 14, 2021, except as described herein.
Once the SoFi Technologies warrants became exercisable, the Company could redeem the outstanding warrants, in whole, upon a minimum 30 days’ prior written notice of redemption (“Redemption Period”) under one of two potential scenarios. For purposes of the redemption scenarios, the “Reference Value” represented the last reported sale price of SoFi Technologies common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption.
Prior to the Business Combination, SCH evaluated the public warrants and private placement warrants under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and concluded that they did not meet the criteria to be classified in permanent equity. Specifically, the settlement feature for the private placement warrants precluded them from being considered indexed to SCH’s own stock, given that a change in the holder of the private placement warrants may have altered the settlement of the private placement warrants. Since the holder of the instrument was not an input to a standard option pricing model (a consideration with respect to the indexation guidance), the fact that a change in the holder may impact the value of the private placement warrants meant the private placement warrants were not indexed to the SCH’s own stock. Further, a provision in the warrant agreement related to certain tender or exchange offers precluded the public warrants and private placement warrants from being accounted for as components of permanent equity. Since the public warrants and private placement warrants met the definition of a derivative under ASC 815, SCH recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in earnings in accordance with ASC 820.
As the accounting acquirer in the Business Combination, and because there were no changes to the terms and conditions of the warrant agreement, SoFi Technologies warrants continued to be classified as derivative liabilities subsequent to the Business Combination, subject to recurring fair value measurement under ASC 820, with changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss) in the period of change.
Following the Business Combination, 28,125,000 shares of common stock were issuable upon the exercise of the SoFi Technologies warrants, which were initially valued at $200,250.
On November 4, 2021, we announced that we would redeem all outstanding SoFi Technologies warrants that remained outstanding at 5:00 p.m. New York City time on December 6, 2021 (the “Redemption Date”) for a redemption price of $0.10 per warrant. The Warrants were exercisable by the holders thereof until 5:00 p.m. New York City time on the Redemption Date to purchase fully paid and non-assessable shares of common stock underlying such warrants. Payment upon exercise of the warrants was made either (i) in cash, at an exercise price of $11.50 per share of common stock, or (ii) on a “cashless basis” in which the exercising holder received a number of shares of common stock determined in accordance with the terms of the warrant agreement and based on the Redemption Date and the volume weighted average price (the “fair market value”) of the common stock during the 10 trading days immediately following November 4, 2021, which the Company provided holders no later than one business day after the 10-trading day period ended. In no event did the number of shares of common stock issued in connection with an exercise on a cashless basis exceed 0.361 shares of common stock per warrant.
Any warrants that remained unexercised on the Redemption Date were void and no longer exercisable, and the holders of those warrants received the redemption price of $0.10 per warrant, which represented an immaterial cash payment by the Company. Following the Redemption Date, the Company had no SoFi Technologies warrants outstanding. In connection with the redemption, the SoFi Technologies Warrants ceased trading on the Nasdaq Global Select Market and were delisted, with the trading halt announced after close of market on December 6, 2021.
As a result of warrant exercises and redemptions, we issued 15,193,668 shares of common stock and received cash proceeds of $95,047, as well as reclassified $185,762 from liabilities to equity. The Company measured the fair value of the warrant liabilities on a daily basis determined as the opening number of warrants outstanding multiplied by the closing price of SOFIW and adjusted for any warrant exercises, with fair value changes recorded within noninterest expense—general and

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
administrative in the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2021, we recorded fair value gains of $14,488.
Note 10. Debt
The following table summarizes the Company’s principal outstanding debt, unamortized debt discounts/premiums and unamortized debt issuance costs as of the dates indicated:

					Outstanding as of
Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	December 31, 2021(5)	December 31, 2020
Student Loan Warehouse Facilities
SoFi Funding I	$—	1ML + 125 bps	April 2022	$200,000	$—	$374,575
SoFi Funding III(6)	4,440	PR – 134 bps	September 2024	75,000	3,930	30,170
SoFi Funding V(7)	—	1ML + 135 bps	May 2023	350,000	—	—
SoFi Funding VI	60,614	3ML + 125 bps	March 2024	600,000	56,709	432,437
SoFi Funding VII	313,726	SOFR + 85 bps	September 2024	500,000	284,475	276,910
SoFi Funding VIII	269,254	1ML + 90 bps	May 2022	300,000	245,723	221,342
SoFi Funding IX(8)	10,417	SOFR+ 210 bps and CP + 87.5 bps	May 2025	500,000	9,816	70,780
SoFi Funding X(9)	33,423	CP + 125 bps	April 2024	400,000	29,647	44,136
SoFi Funding XI(10)	—	CP + 115 bps	November 2023	500,000	—	87,404
SoFi Funding XII(11)	25,087	CP + 115 bps	November 2024	200,000	20,267	—
SoFi Funding XIII	481,731	SOFR + 55 bps	April 2024	450,000	424,348	—
Total, before unamortized debt issuance costs	$1,198,692			$4,075,000	$1,074,915	$1,537,754
Unamortized debt issuance costs					$(7,540)	$(7,940)
Weighted average effective interest rate					1.45%	2.29%

Personal Loan Warehouse Facilities
SoFi Funding PL I(12)	$14,516	CP + 137.5 bps	September 2023	$250,000	$11,911	$—
SoFi Funding PL II	—	3ML + 225 bps	July 2023	400,000	—	137,420
SoFi Funding PL III	—	1ML + 175 bps	May 2023	250,000	—	2,793
SoFi Funding PL IV(13)	—	CP + 170 bps	November 2023	500,000	—	132,416
SoFi Funding PL VI(14)	—	CP + 170 bps	September 2024	50,000	—	107,595
SoFi Funding PL VII	88,976	1ML + 115 bps	June 2022	250,000	71,572	15,610
SoFi Funding PL X	—	1ML + 142.5 bps	February 2023	200,000	—	3,004
SoFi Funding PL XI	—	1ML + 170 bps	January 2022	200,000	—	112,478
SoFi Funding PL XII	—	1ML + (225-315 bps)	June 2021	—	—	127,724
SoFi Funding PL XIII	—	1ML + 175 bps	January 2030	300,000	—	219,362
SoFi Funding PL XIV(15)	168,624	1ML + 90 bps	October 2024	300,000	144,662	—
Total, before unamortized debt issuance costs	$272,116			$2,700,000	$228,145	$858,402
Unamortized debt issuance costs					$(3,898)	$(6,692)
Weighted average effective interest rate					2.08%	3.63%

Home Loan Warehouse Facilities
Mortgage Warehouse VI	$—	SOFR + 200 bps	October 2022	$1,000	$—	$—
Total, before unamortized debt issuance costs	$—			$1,000	$—	$—
Weighted average effective interest rate					—%	—%

Credit Card Warehouse Facilities
SoFi Funding CC I LLC(16)	$14,471	CP + 175 bps	October 2022	$100,000	$11,810	$—
Total, before unamortized debt issuance costs	$14,471			$100,000	$11,810	$—
Unamortized debt issuance costs					$(312)	$—
Weighted average effective interest rate					6.39%	—%

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

					Outstanding as of
Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	December 31, 2021(5)	December 31, 2020
Risk Retention Warehouse Facilities(17)
SoFi RR Funding I	$28,407	3ML + 200 bps	January 2024	$100,000	$22,608	$54,304
SoFi RR Repo	84,240	3ML + 185 bps	June 2023	192,141	69,843	75,863
SoFi C RR Repo	—	3ML + (180-185 bps)	December 2021		—	42,757
SoFi RR Funding II	109,204	1ML + 125 bps	November 2024		98,031	160,199
SoFi RR Funding III	43,334	1ML + 125 bps	November 2024		39,158	60,786
SoFi RR Funding IV(7)	81,797	1ML + 150 bps	October 2027	100,000	66,555	37,334
SoFi RR Funding V	54,791	298 bps	December 2025		29,453	—
Total, before unamortized debt issuance costs	$401,773				$325,648	$431,243
Unamortized debt issuance costs					$(2,086)	$(2,052)
Weighted average effective interest rate					2.00%	2.24%

Revolving Credit Facility
SoFi Corporate Revolver(18)(19)	n/a	1ML + 100 bps	September 2023	$560,000	$486,000	$486,000
Total, before unamortized debt issuance costs				$560,000	$486,000	$486,000
Unamortized debt issuance costs					$(626)	$(987)
Weighted average effective interest rate					1.18%	1.26%

Convertible senior notes(20)	n/a	0.00%	October 2026		$1,200,000	$—
Total, before unamortized debt issuance costs and discount					$1,200,000	$—
Unamortized debt issuance costs					$(1,634)	$—
Unamortized discount					(22,858)	—
Weighted average effective interest rate					0.43%	—%

Seller note(21)	n/a	1000 bps	February 2021		$—	$250,000
Total					$—	$250,000
Weighted average effective interest rate					10.00%	10.00%

Other financing – various notes(21)	n/a	331 – 547 bps	July 2021		$—	$4,375
Total					$—	$4,375
Weighted average effective interest rate					3.58%	3.64%

Student Loan Securitizations
SoFi PLP 2016-B LLC	$48,821	1ML + (120-380 bps)	April 2037		$43,186	$69,448
SoFi PLP 2016-C LLC	55,662	1ML + (110-335 bps)	May 2037		49,685	81,115
SoFi PLP 2016-D LLC	69,636	1ML + (95-323 bps)	January 2039		61,760	93,942
SoFi PLP 2016-E LLC	81,975	1ML + (85-443 bps)	October 2041		74,242	117,800
SoFi PLP 2017-A LLC	102,677	1ML + (70-443 bps)	March 2040		92,972	146,064
SoFi PLP 2017-B LLC	86,686	274 – 444 bps	May 2040		78,811	129,873
SoFi PLP 2017-C LLC	113,022	1ML + (60-421 bps)	July 2040		102,814	161,897
Total, before unamortized debt issuance costs and discount	$558,479				$503,470	$800,139
Unamortized debt issuance costs					$(3,851)	$(5,958)
Unamortized discount					(1,094)	(1,654)
Weighted average effective interest rate					3.30%	3.22%

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

					Outstanding as of
Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	December 31, 2021(5)	December 31, 2020
Personal Loan Securitizations
SoFi CLP 2016-1 LLC	$—	326 bps	December 2021		$—	$36,546
SoFi CLP 2016-2 LLC	—	477 bps	December 2021		—	37,973
SoFi CLP 2016-3 LLC	—	449 bps	September 2021		—	30,780
SoFi CLP 2018-3 LLC	82,550	402 – 467 bps	August 2027		76,535	163,784
SoFi CLP 2018-4 LLC	93,564	417 – 476 bps	November 2027		86,835	184,831
SoFi CLP 2018-3 Repack LLC	—	200 bps	March 2021		—	2,457
SoFi CLP 2018-4 Repack LLC	—	200 bps	June 2021		—	5,853
Total, before unamortized debt issuance costs, premiums and discount	$176,114				$163,370	$462,224
Unamortized debt issuance costs					$(1,683)	$(3,057)
Unamortized premium (discount)					207	(2,872)
Weighted average effective interest rate					4.58%	4.47%

Total, before unamortized debt issuance costs, premiums and discounts					$3,993,358	$4,830,137
Less: unamortized debt issuance costs, premiums and discounts					(45,375)	(31,212)
Total reported debt					$3,947,983	$4,798,925
_____________________
(1)As of December 31, 2021, represents unpaid principal balances, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances as presented may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)Unused commitment fees ranging from 0 to 75 basis points (“bps”) on our various warehouse facilities are recognized as noninterest expense—general and administrative in our consolidated statements of operations and comprehensive income (loss). “ML” stands for “Month LIBOR”. As of December 31, 2021, 1ML and 3ML was 0.10% and 0.21%, respectively. As of December 31, 2020, 1ML and 3ML was 0.14% and 0.24%, respectively. “SOFR” stands for “Secured Overnight Financing Rate”. As of December 31, 2021, SOFR was 0.05%. “PR” stands for “Prime Rate”. As of December 31, 2021 and 2020, PR was 3.25% and 3.25%, respectively.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)Represents total capacity as of December 31, 2021.
(5)There was a debt discount of $24,000 associated with the Convertible Notes discussed below and a debt premium of $335 issued during the year ended December 31, 2021. We paid $1,600 during 2021 related to debt issuance costs accrued in 2020.
(6)Warehouse facility has a prime rate floor of 309 bps.
(7)Warehouse facilities have a 1ML floor of 25 bps.
(8)Warehouse facility incurs different interest rates on its two types of asset classes. One such class incurs interest based on a commercial paper (“CP”) rate, which is determined by the facility lender. As of December 31, 2021 and 2020, the CP rate for this facility was 0.19% and 0.25%, respectively.
(9)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of December 31, 2021 and 2020, the CP rate for this facility was 0.24% and 0.28%, respectively.
(10)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of December 31, 2021 and 2020, the CP rate for this facility was 0.19% and 0.25%, respectively.
(11)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of December 31, 2021, the CP rate for this facility was 0.19%. Under certain conditions, warehouse facility could incur an interest rate spread of 215 bps.
(12)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of December 31, 2021, the CP rate for this facility was 0.18%. As of December 31, 2020, this facility incurred interest based on 1ML.
(13)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of December 31, 2021 and 2020, the CP rate for this facility was 0.16% and 0.25%, respectively.
(14)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of December 31, 2021, the CP rate for this facility was 0.16%. As of December 31, 2020, this facility incurred interest based on 3ML.
(15)Warehouse facility expected to be subject to SOFR + 11.5 bps upon benchmark replacement.
(16)Warehouse facility incurs interest at a spread (as indicated in the table) plus the lower of (a) 3ML plus 35 bps or (b) the CP rate for this facility, which is determined by the facility lender. As of December 31, 2021, the CP rate for this facility was 0.24%.
(17)Financing was obtained for both asset-backed bonds and residual investments in various personal loan and student loan securitizations, and the underlying collateral are the underlying asset-backed bonds and residual investments. We only state capacity amounts in this table for risk retention facilities wherein we can pledge additional asset-backed bonds and residual investments as of December 31, 2021.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(18)As of December 31, 2021, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 16 for more details.
(19)Interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on PR.
(20)In the fourth quarter of 2021, we issued and sold convertible senior notes. See related section below for additional information.
(21)Part of our consideration to acquire Galileo was in the form of a seller note financing arrangement, which we paid off in February 2021. See Note 2 for additional information. We also assumed certain other financing arrangements resulting from our acquisition of Galileo, which we paid off during the third quarter of 2021.
Convertible Senior Notes
In October 2021, we issued $1.2 billion aggregate principal amount of Convertible Notes due 2026, pursuant to an indenture, dated October 4, 2021, between the Company and U.S. Bank National Association, as trustee. The Convertible Notes are unsecured, unsubordinated obligations. The Convertible Notes do not bear regular interest. The Convertible Notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted.
The net proceeds from the offering were $1.176 billion, after deducting the 2% initial purchasers’ discount of $24 million, and before the cost of the capped call transactions, as described below, and offering expenses payable by the Company. The debt issuance costs of $1.7 million included third-party legal and accounting fees. The original issue discount and debt issuance costs are amortized into interest expense—corporate borrowings in the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the Convertible Notes. For the year ended December 31, 2021, total interest expense on the Convertible Notes was $1.2 million, related to amortization of debt discount and issuance costs.
We used a portion of the net proceeds to fund the cost of entering into the capped call transactions, as described in Note 12. The remainder of the net proceeds from the offering were used to pay related expenses and were allocated for general corporate purposes.
Conversion
The Convertible Notes are convertible by the noteholders prior to the close of business on the business day immediately preceding April 15, 2026, if certain conditions related to the Company’s share price are met, there are certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption, each as set forth in the indenture. On and after April 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Convertible Notes are freely convertible by the noteholders. The conversion rate is 44.6150 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $22.41 per share of our common stock. As of December 31, 2021, the Convertible Notes are potentially convertible into 53,538,000 shares of common stock.
Settlement
We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). If we elect to deliver cash or a combination of cash and shares of our common stock, then the consideration due upon conversion will be determined over an observation period consisting of 30 “VWAP Trading Days” (as defined in the indenture). The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
Redemption
The Convertible Notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after October 15, 2024 through on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. In addition, calling any note for redemption will also constitute a Make-Whole Fundamental Change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
See Note 1 for our accounting policy as it relates to the Convertible Notes.
Material Changes to Debt Arrangements
During the year ended December 31, 2021, we:
•issued Convertible Notes, as discussed above;
•paid off the seller note issued in 2020 for a total payment of $269,864, consisting of outstanding principal of $250,000 and accrued interest of $19,864, and paid off the other financing arrangements assumed in connection with the acquisition of Galileo;
•opened two student loan warehouse facilities with an aggregate maximum available capacity of $650,000;
•opened one personal loan warehouse facility with a maximum available capacity of $300,000 and closed one personal loan warehouse facility that had a maximum available capacity of $250,000;
•had one home loan warehouse facility mature that had a maximum available capacity of $150,000;
•opened one credit card warehouse facility with a maximum available capacity of $100,000; and
•opened one risk retention warehouse facility.
Our warehouse and securitization debt is secured by a continuing lien and security interest in the loans financed by the proceeds. Within each of our debt facilities, we must comply with certain operating and financial covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum cash and cash equivalents, and (iii) a maximum leverage ratio of total debt to tangible net worth. Our debt covenants can lead to restricted cash classifications in our consolidated balance sheets. Our subsidiaries are restricted in the amount that can be distributed to the parent company only to the extent that such distributions would cause the financial covenants to not be met. We were in compliance with all financial covenants.
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of December 31, 2021, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
As of December 31, 2021, future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

2022	$—
2023	486,000
2024	—
2025	—
2026	1,200,000
Thereafter	—
Total	$1,686,000
Note 11. Temporary Equity
Pursuant to SoFi Technologies’ Certificate of Incorporation dated May 28, 2021, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“SoFi Technologies Preferred Stock”) and 100,000,000 shares of redeemable preferred stock having a par value of $0.0000025 per share (“SoFi Technologies Redeemable Preferred Stock”). The Company’s Board of Directors has the authority to issue SoFi Technologies Preferred Stock and SoFi Technologies Redeemable Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. The authorized shares of SoFi Technologies Redeemable Preferred Stock is inclusive of 4,500,000 shares of Series 1 redeemable preferred stock (“Series 1 Redeemable Preferred Stock”), which reflect the conversion on a one-for-one basis of shares of Social Finance Series 1 preferred stock in conjunction with the Business Combination. Shares of SoFi Technologies Series 1 Redeemable Preferred Stock that are redeemed, purchased or otherwise acquired by the Company will be

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
canceled and may not be reissued by the Company. The Series 1 Redeemable Preferred Stock remains classified as temporary equity because the Series 1 Redeemable Preferred Stock is not fully controlled by the issuer, SoFi Technologies. See “Series 1 Preference and Rights” for additional provisions of the SoFi Technologies Series 1 Redeemable Preferred Stock.
In addition to the Series 1 preferred stock, prior to the Business Combination, the Company had outstanding shares of Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series H and Series H-1 preferred stock (collectively, “Preferred Stock”). Immediately prior to the Business Combination, all shares of the Company’s outstanding Preferred Stock, other than the Series 1 preferred stock, converted into a total of 465,832,666 shares of SoFi Technologies common stock on the following basis (15,000,000 of which were classified as redeemable common stock and immediately redeemed subsequent to the Business Combination):
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
As of December 31, 2021, there were no shares of SoFi Technologies Preferred Stock issued and outstanding and there were 3,234,000 shares of SoFi Technologies Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00.
Recent Issuances and Redemptions
In conjunction with the Business Combination, we redeemed and canceled 15,000,000 shares of redeemable SoFi Technologies common stock for a purchase price of $150.0 million.
During December 2020, we exercised a call and redeemed certain shares of redeemable preferred stock, which were retired upon receipt and for which the cash payment was made in January 2021. See Note 15 for additional information.
Series 1 Preference and Rights
On January 7, 2021 the Company and (i) entities affiliated with Silver Lake, which is affiliated with Michael Bingle, one of the directors of SoFi, (ii) entities affiliated with the Qatar Investment Authority (“QIA”), which is affiliated with Ahmed Al-Hammadi, one of the directors of SoFi, and (iii) Mr. Noto, the Chief Executive Officer and one of the directors of SoFi, entered into the Amended and Restated Series 1 Preferred Stock Investors’ Agreement (the “Amended Series 1 Agreement”), which amended the Series 1 Preferred Stock Investors’ Agreement dated May 29, 2019 (the “Original Series 1 Agreement”). Under the Original Series 1 Agreement, the Series 1 preferred stock had limited price protection in the instance that the Company liquidated, finalized an initial public offering, or sold control of the Company to a third party, which events would have triggered a special payment provision. In conjunction with the Business Combination, the Amended Series 1 Agreement amended the original special payment provision to provide for a one-time special payment of $21.2 million to Series 1 preferred stockholders, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will have no subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
In addition, in connection with the Business Combination, the Series 1 preferred stockholders entered into the Series 1 Registration Rights Agreement upon request by QIA, which provides Series 1 preferred stockholders with certain registration rights, provides for certain shelf registration filing obligations by SoFi and limits the future registration rights that SoFi may grant other parties.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Dividends
Prior to the Business Combination, no dividends were declared or paid subject to the preferred stock dividend provisions. Subsequent to the Business Combination, the dividend provisions were no longer in effect.
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
During the years ended December 31, 2021, 2020 and 2019, the Series 1 preferred stockholders were entitled to dividends of $40,426, $40,536 and $23,923, respectively. There were no dividends payable as of December 31, 2021 and 2020.
Dividends are payable semiannually in arrears on the 30th day of June and 31st day of December of each year, when and as authorized by the Board of Directors. The Company may defer any scheduled dividend payment for up to three semiannual dividend periods, subject to such deferred dividend accumulating and compounding at the applicable Series 1 Dividend Rate. If the Company defers any single scheduled dividend payment on the Series 1 Redeemable Preferred Stock for four or more semiannual dividend periods, the Series 1 Dividend Rate applicable to (i) the compounding following the date of such default on all then-deferred dividend payments (whether or not deferred for four or more semiannual dividend periods) is applied on a go-forward basis and not retroactively, and (ii) new dividends declared following the date of such default and the compounding on such dividends if such new dividends are deferred shall be equal to the otherwise applicable Series 1 Dividend Rate plus 400 basis points. This default-related increase shall continue to apply until the Company pays all deferred dividends and related compounding. Once the Company is current on all such dividends, it may again commence deferral of any pre-scheduled dividend payment for up to three semiannual dividend periods, following the same procedure as outlined in the foregoing. There were no dividend deferrals during the years ended December 31, 2021 and 2020.
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
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
Warrants
In connection with the Series 1 and Series H preferred stock issuances during the year ended December 31, 2019, we also issued 12,170,990 Series H warrants, which were initially accounted for as liabilities in accordance with ASC 480, and were included within accounts payable, accruals and other liabilities in the consolidated balance sheets. At inception, we allocated $22.3 million of the $539.0 million of proceeds we received from the Series 1 and Series H preferred stock issuances to the Series H warrants (which was reduced by $2.4 million of direct costs), with such valuation determined using the Black-Scholes Model, in order to establish an initial fair value for the Series H warrants. The remaining proceeds were allocated to the Series 1 and Series H preferred stock balances based on their initial relative fair values. This resulted in an initial allocation of $193.9 million and $320.4 million to the Series H and Series 1 preferred stock, respectively. The Series H preferred stock was converted into shares of SoFi Technologies common stock in conjunction with the Business Combination.
Subsequent to the initial measurement and until the Business Combination, the Series H warrants were measured at fair value on a recurring basis and classified as Level 3 because of our reliance on unobservable assumptions, with fair value changes recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss). On May 28, 2021, in conjunction with the Closing of the Business Combination, we measured the final fair value of our Series H warrants. Subsequently, we reclassified the Series H warrant liability of $161,775 into permanent equity, as the terms of the Series H instrument no longer necessitated liability accounting. Therefore, we did not measure the warrants at fair value subsequent to May 28, 2021.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The key inputs into our Black-Scholes Model valuation as of December 31, 2020 and as of May 28, 2021, the final measurement date, were as follows:

Input	May 28, 2021	December 31, 2020
Risk-free interest rate	0.3%	0.2%
Expected term (years)	2.9	3.4
Expected volatility	33.9%	32.6%
Dividend yield	—%	—%
Exercise price	$8.86	$8.86
Fair value of Series H preferred stock	$21.89	$9.74
The Company’s use of the Black-Scholes Model required the use of subjective assumptions:
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
•Our expected volatility assumptions reflected the expectation that the Series H warrants would convert into common stock upon consummation of the Business Combination, and the Series H preference would be of no further effect, in which case the Series H preference would not have a material impact on the stock volatility measure. As such, the expected volatility assumptions reflect our common stock volatilities as of May 28, 2021 and December 31, 2020. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
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

Warrant Liabilities
Fair value as of January 1, 2020	$19,434
Change in valuation inputs or other assumptions(1)	20,525
Fair value as of December 31, 2020	$39,959
Change in valuation inputs or other assumptions(1)	121,816
Reclassification to permanent equity in conjunction with the Business Combination(2)	(161,775)
Fair value as of December 31, 2021	$—
_____________________
(1)Changes in valuation inputs or other assumptions are recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)Upon the Closing of the Business Combination, Social Finance Series H warrants were converted into SoFi Technologies common stock warrants and reclassified to permanent equity, as the warrants no longer had features requiring liability based accounting and, therefore, represented a non-cash activity.
Note 12. Permanent Equity
On June 1, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “SOFI” and “SOFIW”, respectively. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of December 31, 2021, the Company had 828,154,462 shares of common stock and no shares of non-voting common stock issued and outstanding. See Note 11 for additional information on Social Finance preferred stock that was converted into SoFi Technologies common stock in conjunction with the Business Combination.
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
The Company reserved the following common stock for future issuance as of the dates indicated:

	December 31,
	2021	2020
Outstanding stock options, RSUs and PSUs	92,829,067	74,549,561
Outstanding common stock warrants	12,170,990	—
Conversion of Convertible Notes(1)	53,538,000	—
Possible future issuance under stock plans	32,470,481	33,422,273
Conversion of outstanding redeemable preferred stock	—	465,916,522
Unissued redeemable preferred stock reserved for issued warrants	—	12,170,990
Unissued redeemable preferred stock	—	86,925,094
Contingent common stock	—	320,649
Total common stock reserved for future issuance	191,008,538	673,305,089
_____________________
(1)As of December 31, 2021, represented the number of common stock issuable upon conversion of all Convertible Notes at the conversion rate in effect at the balance sheet date, in accordance with ASU 2020-06. See Note 1 and Note 10 for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors. There were no dividends declared or paid to common stockholders during the years ended December 31, 2021 and 2020.
Voting Rights
Each holder of common stock has the right to one vote per share of common stock and is entitled to notice of any stockholder meeting. Non-voting common stock does not have any voting rights or other powers.
Capped Call Transactions
During 2021, we entered into privately negotiated Capped Call Transactions for a total cost of $113.8 million. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments we

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions allow the Company to purchase shares of our common stock at a strike price equal to the initial conversion price of approximately $22.41 per share, and are subject to a cap of $32.02 per share, subject to certain adjustments under the terms of the Capped Call Transactions. Capped Call Transactions are subject to automatic exercise if they are in-the-money as of certain expiration dates during September and October 2026. Settlement is subject to acceleration pursuant to the occurrence of certain corporate events, as well as postponement no later than January 12, 2027.
See Note 1 for our accounting policy as it relates to the Capped Call Transactions.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (“AOCI”) primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities, which commenced during the third quarter of 2021, and foreign currency translation adjustments, which historically have been immaterial.
The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss) for the years indicated.

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Year Ended December 31, 2021
AOCI, beginning balance	$—	$(166)	$(166)
Other comprehensive income (loss) before reclassifications(1)	(1,459)	46	(1,413)
Amounts reclassified from AOCI into earnings	108	—	108
Net current-period other comprehensive income (loss)(2)	(1,351)	46	(1,305)
AOCI, ending balance	$(1,351)	$(120)	$(1,471)

Year Ended December 31, 2020
AOCI, beginning balance	$—	$(21)	$(21)
Other comprehensive loss before reclassifications(1)	—	(145)	(145)
Net current-period other comprehensive loss(2)	—	(145)	(145)
AOCI, ending balance	$—	$(166)	$(166)
_____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). We did not have investments in AFS debt securities during the year ended December 31, 2020. Additionally, there were no reclassifications related to foreign currency translation adjustments during the years ended December 31, 2021 and 2020.
(2)There were no tax impacts during the years presented due to reserves against deferred tax assets in jurisdictions where other comprehensive income activity was generated.

For gross amounts of realized gains and losses on our investments in AFS debt securities, see Note 4. Interest income associated with our investments in AFS debt securities recognized within interest income—other during the year ended December 31, 2021 was immaterial.
Note 13. Share-Based Compensation
2011 Stock Option Plan
Prior to the Business Combination, the Company’s Amended and Restated 2011 Stock Option Plan (the “2011 Plan”) allowed the Company to grant shares of common stock to employees, non-employee directors and non-employee third parties. As of December 31, 2021, outstanding awards to non-employee third parties under the 2011 Plan were not material. The Company also had shares authorized under a stock plan assumed in a 2020 business combination , which were assumed by the 2011 Plan. Upon the Closing, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
may be granted under such plan. Awards outstanding under the 2011 Plan were assumed by SoFi Technologies upon the Closing and continue to be governed by the terms of the 2011 Plan.
2021 Stock Option and Incentive Plan
In connection with the Closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. The number of authorized shares will increase on the first day of each fiscal year beginning with SoFi Technologies’ 2022 fiscal year, as prescribed in the 2021 Plan. The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (including performance stock units), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
During the years ended December 31, 2021, 2020 and 2019, we incurred cash outflows of $42,644, $31,259 and $21,411, respectively, related to the payment of withholding taxes for vested RSUs. These cash outflows are presented within net cash (used in) provided by financing activities in the consolidated statements of cash flows.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the consolidated statements of operations and comprehensive income (loss) for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Technology and product development	$61,431	$28,271	$16,107
Sales and marketing	16,140	8,045	4,192
Cost of operations	11,743	6,067	1,678
General and administrative	149,697	57,487	38,959
Total	$239,011	$99,870	$60,936
During the year ended December 31, 2021, we issued 18,058 shares of common stock to non-employees, which were valued on the grant date based on the closing price of SOFI. During the year ended December 31, 2020, we had equity-based payments to non-employees associated with our acquisition of Galileo.
Common Stock Valuations
Prior to us contemplating a public market transaction, we established the fair value of our common stock by using the option pricing model (Black-Scholes Model based) via the backsolve method and through placing weight on previously redeemable preferred stock transactions, such as our Series H redeemable preferred stock transactions during 2019, Series H-1 redeemable preferred stock transaction during 2020 and a secondary market transaction involving our Series F preferred stock during 2020, transactions in our common stock during the period and a guideline public company multiples analysis. Our use of the Black-Scholes Model required the use of subjective assumptions, including the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The risk-free interest rate assumption was based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our stock options. The expected term represented the period of time the stock options were expected to be outstanding and was based on the simplified method. Under the simplified method, the expected term of a stock option is presumed to be the midpoint between the vesting date and the end of the contractual term. Management used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options. Expected volatility was based on historical volatility for publicly traded stock of comparable companies over the estimated expected life of the stock options. In identifying comparable companies, we considered factors such as industry, stage of life cycle and size. The valuations also applied discounts for lack of marketability to reflect the fact that there was no market mechanism to sell our common stock and, as such, the common stock option and RSU holders would need to wait for a liquidity event to facilitate the sale of their equity awards. In addition, there were contractual transfer restrictions placed on common stock in the event that we remained a private company.
During the third quarter of 2020, once we made intentional progress toward pursuing a public market transaction, we began applying the probability-weighted expected return method to determine the fair value of our common stock. The

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
probability weightings assigned to certain potential exit scenarios were based on management’s expected near-term and long-term funding requirements and assessment of the most attractive liquidation possibilities at the time of the valuation. During this process, we assigned probability weightings to “go public” event scenarios and a “stay private” scenario, wherein the enterprise valuation was based on either estimated exit valuations determined from conversations held with external parties or was based on public company comparable net book value multiples at the time of our valuation, respectively. In addition, our “stay private” scenario valuation approach continued to rely on a guideline public company multiples analysis with an option pricing model to determine the amount of aggregate equity value allocated to our common stock.
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
Stock options are typically granted at exercise prices equal to the fair value of our common stock at the date of grant. Our stock options typically vest at a rate of 25% after one year from the vesting commencement date and then monthly over an additional three-year period. While the vesting schedule noted is typical, stock options have been issued under other vesting schedules. These alternative schedules include, but are not limited to (i) vesting at a rate of 20% after one year from vesting commencement date and then monthly over an additional four years, (ii) monthly vesting beginning on the vesting commencement date for a period of four years, and (iii) monthly vesting beginning on the vesting commencement date for a period of two years. Our stock options expire ten years from the grant date or within 90 days of employee termination.
The following is a summary of stock option activity for the year ended December 31, 2021:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2021	17,183,828	$9.92	6.6
Retroactive conversion of stock options due to Business Combination	12,764,147	(4.23)
Outstanding as of January 1, 2021, as converted	29,947,975	5.69	6.6
Granted	—	n/a
Exercised	(8,523,468)	2.95
Forfeited	(110,179)	1.63
Expired	(143,181)	6.35
Outstanding as of December 31, 2021	21,171,147	$6.81	5.8
Exercisable as of December 31, 2021	20,902,650	$6.83	5.8

The following table summarizes the inputs used for estimating the fair value of stock options granted during the year ended December 31, 2020. There were no stock options granted during the years ended December 31, 2021 and 2019. During

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
the year ended December 31, 2020, the inputs disclosed below exclude those associated with certain replacement options granted in connection with our acquisition of Galileo in 2020.

Year Ended December 31, 2020
Input
Risk-free interest rate	0.3% – 1.4%
Expected term (years)	5.5 – 6.0
Expected volatility	36.5% – 42.5%
Fair value of common stock	$6.43 – $6.95
Dividend yield	—%
The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 was $2.44. Total compensation cost related to unvested stock options not yet recognized as of December 31, 2021 was $5.8 million, and will be recognized over a weighted average period of approximately 1.2 years. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $131.2 million, $13.6 million and $13.4 million, respectively. As of December 31, 2021, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $190.5 million and $187.6 million, respectively.
Restricted Stock Units
The Company began issuing RSUs to its employees in 2017. RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs granted to newly hired employees typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. RSUs have been issued under other vesting schedules. These alternative schedules include, but are not limited to, (i) vesting at a rate of 20% after one year from vesting commencement date and then monthly over an additional four years, (ii) vesting at a rate of 25% after one year and then monthly over an additional three years, and (iii) other vesting schedules ranging in total duration from one to four years. During the year ended December 31, 2020, we also made RSU grants to certain executive officers in which vesting commences approximately two years after the date of grant and then quarterly over an additional two years. RSUs are measured based on the fair value of our common stock on the date of grant.
The weighted average fair value of our common stock was $18.02, $7.67, and $6.47 during the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes RSU activity for the year ended December 31, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	25,591,913	$13.06
Retroactive conversion of RSUs due to Business Combination	19,009,673	(5.57)
Outstanding as of January 1, 2021, as converted	44,601,586	7.49
Granted	27,481,638	16.92
Vested(1)	(16,427,162)	8.50
Forfeited	(6,968,538)	9.25
Outstanding as of December 31, 2021(2)	48,687,524	$12.23
_____________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $139.6 million, $76.3 million, and $50.4 million, respectively.
(2)Includes 178,021 RSUs that were granted in 2020 with an original vest date in June 2021 to earn the first tranche of compensation for the 2020 plan period. However, upon determining that the original performance-based vesting condition would not be satisfied, the Company modified the awards to extend the vesting date by 12 months. We concluded that the facts and circumstances aligned with an improbable-to-probable modification (Type III) and the vesting condition of the modified awards is a service-based condition. As a result, we reversed previously recognized share-based compensation expense of $1,237 in June 2021. For the modified awards, we will record total share-based compensation expense of $3,884 determined based on the number of awards expected to vest and the modification-date fair value over the 12-month service period, of which $2,132 was recorded during the year ended December 31, 2021.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The weighted average grant date fair value of RSUs issued during the years ended December 31, 2020 and 2019 was $7.79 and $6.47, respectively. As of December 31, 2021, there was $540.6 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 3.1 years.
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. Under the 2021 Plan, we granted PSUs that will vest, if at all, on a graded basis during the four-year period commencing on May 28, 2022, subject to the achievement of specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, now that we are a bank holding company, maintaining certain minimum standards applicable to bank holding companies. All PSUs are subject to continued employment on the date of vesting. In the event of a Sale Event (as defined in the 2021 Plan), the awards may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions.
The following table summarizes PSU activity for the year ended December 31, 2021:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	—	n/a
Granted	23,141,462	$9.50
Vested	—	n/a
Forfeited	(171,066)	7.50
Outstanding as of December 31, 2021	22,970,396	$9.52
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determine the grant-date fair values of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair values of PSUs granted during the year indicated:

Year Ended
Input	December 31, 2021
Risk-free interest rate	0.8% – 0.8%
Expected volatility	34.9% – 35.9%
Fair value of common stock	$16.99 – $23.21
Dividend yield	0% – 0%
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
As of December 31, 2021, there was $164.1 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.7 years.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 14. Income Taxes
Loss before income taxes consisted of the following for the years presented:

	Year Ended December 31,
	2021	2020	2019
Domestic	$(461,023)	$(316,252)	$(238,533)
Foreign	(20,154)	(12,269)	(1,066)
Loss before income taxes	$(481,177)	$(328,521)	$(239,599)
Income tax expense (benefit) consisted of the following for the years presented:

	Year Ended December 31,
	2021	2020	2019
Current tax expense:
U.S. federal	$—	$—	$—
U.S. state and local	1,481	23	17
Foreign	75	13	29
Total current tax expense	1,556	36	46
Deferred tax expense (benefit):
U.S. federal	—	(70,692)	(34)
U.S. state and local	1,222	(33,823)	94
Foreign	(18)	11	(8)
Total deferred tax expense (benefit)	1,204	(104,504)	52
Income tax expense (benefit)	$2,760	$(104,468)	$98
Income taxes for the year ended December 31, 2021 were primarily due to the profitability of SoFi Lending Corp., which incurs income tax expense in some state jurisdictions where separate company filings are required. The significant change in our income tax positions for the years ended December 31, 2021 and 2019 relative to 2020 was primarily due to a partial release of our valuation allowance in the second quarter of 2020 in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020.
A reconciliation of the expected income tax benefit at the statutory federal income tax rate to the income tax expense (benefit) at the effective income tax rate was as follows for the years presented:

	Year Ended December 31,
	2021	2020	2019
Expected income tax benefit at federal statutory rate	$(101,047)	$(68,921)	$(50,316)
Valuation allowance for deferred tax assets	92,197	(9,445)	53,431
State and local income taxes, net of federal benefit	2,096	(26,681)	52
Research and development tax credits	(7,067)	(6,883)	(5,469)
Change in fair value of warrants	22,539	4,310	(595)
Non-deductible compensation expense(1)	23,838	—	—
Share-based compensation(2)	(33,950)	(939)	(66)
Other(2)	4,154	4,091	3,061
Income tax expense (benefit)	$2,760	$(104,468)	$98
Effective tax rate	(0.57)%	31.80%	(0.04)%

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
_____________________
(1)Reflects the impact of applying Section 162(m), which prohibits deduction of certain excess employee compensation to certain “covered employees”.
(2)We modified the presentation in the current period to separately present the share-based compensation component of non-deductible expenses. The remaining non-deductible expenses are included within “other”. We reclassified amounts for the prior periods to conform to the current period presentation.

A reconciliation of unrecognized tax benefits was as follows for the years presented:

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at beginning of year	$5,117	$4,307	$1,928
Gross increases – tax positions in prior period	582	55	1,306
Gross decreases – tax positions in prior period	—	(331)	(11)
Gross increases – tax positions in current period	1,273	1,086	1,084
Unrecognized tax benefits at end of year	$6,972	$5,117	$4,307
None of the unrecognized tax benefits as of the end of each annual period presented, if recognized, would affect our effective tax rate in a future period, as the tax benefit would increase a deferred tax asset, which is offset with a full valuation allowance. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions; however, we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit). No interest and penalties were recorded during the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021 and 2020, no accrued interest and penalties were recorded.
The significant components of the Company’s net deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$336,444	$230,866
Operating lease liabilities	29,206	29,340
Share-based compensation	19,473	16,876
Research and development credits	35,416	25,538
Accruals and other	18,610	15,347
Gross deferred tax assets	439,149	317,967
Valuation allowance	(266,448)	(141,101)
Total deferred tax assets	$172,701	$176,866
Deferred tax liabilities:
Depreciation	$(3,555)	$(4,951)
Amortization	(86,081)	(95,819)
Operating lease ROU assets	(25,546)	(26,121)
Servicing rights	(47,585)	(41,556)
Securitization investments	(9,323)	(7,268)
Other	(2,398)	(1,734)
Total deferred tax liabilities	(174,488)	(177,449)
Net deferred tax liabilities	$(1,787)	$(583)

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table details the activity of the deferred tax asset valuation allowance during the years indicated:

	Balance at Beginning of Period	Additions		Deductions(2)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts(1)
Year Ended December 31, 2019
Deferred tax asset valuation allowance	$77,644	$70,782	$—	$—	$148,426
Year Ended December 31, 2020
Deferred tax asset valuation allowance	148,426	87,552	4,916	(99,793)	141,101
Year Ended December 31, 2021
Deferred tax asset valuation allowance	141,101	125,347	—	—	266,448
_____________________
(1)Additions charged to other accounts for the year ended December 31, 2020 related to the increase in our valuation allowance in connection with net deferred tax assets acquired in our acquisition of 8 Limited in April 2020.
(2)Deductions for the year ended December 31, 2020 related to the release of our valuation allowance in connection with deferred tax liabilities acquired in our acquisition of Galileo in May 2020.
In assessing the realizability of deferred tax assets, management reviews all available positive and negative evidence.
During the years ended December 31, 2021, 2020, and 2019, we maintained a full valuation allowance against our net deferred tax assets, which was established in 2018, in applicable jurisdictions, increasing our valuation allowance by $125,347, $87,552 and $70,782, respectively.
Additionally, in 2020, we increased our valuation allowance by $4,916 in connection with the acquisition of net operating loss deferred tax assets from 8 Limited, and decreased our valuation allowance by $99,793 due to deferred tax liabilities resulting from intangible assets acquired from Galileo. The deferred tax liabilities arising from our acquisition of intangible assets from Galileo provided for additional sources of income whereby the valuation allowance against pre-combination deferred tax assets could be reduced, which resulted in a tax benefit recognized for the year.
In certain state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.
The following table provides information about the Company’s net operating loss carryforwards by jurisdiction as of the date indicated:

	December 31, 2021	Expiration
U.S. federal(1)	$209,564	2031 – 2037
	945,177	Indefinite
U.S. state(2)	1,029,763	2022 – 2041
	206,333	Indefinite
Foreign	59,206	Indefinite
_____________________
(1)Federal net operating loss carryforwards generated in periods after December 31, 2017 are subject to an 80% limitation when used in future tax periods as a result of the Tax Cuts and Jobs Act (“TCJA”) passed in 2017. The CARES Act provided for the temporary elimination of the 80% limitation for any net operating loss utilization prior to January 1, 2021.
(2)State conformity to either TCJA or the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law in March 2020, is established by each state’s local statutes and conformity to one act does not require conformity to both acts.
Federal and state research and development tax credits were $42,462 as of December 31, 2021, and, if not utilized, will expire at various dates beginning in 2031.
The Company files a federal income tax return in the United States and also files in various state and foreign jurisdictions. As of December 31, 2021, all federal and state tax returns of the Company remain subject to examination by the

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
respective taxing authorities since its inception in 2011, with the exception of the Company’s New York tax returns for the years 2013 through 2015.
Note 15. Related Parties
The Company defines related parties as members of our Board of Directors, entity affiliates, executive officers and principal owners of the Company’s outstanding stock and members of their immediate families. Related parties also include any other person or entity with significant influence over the Company’s management or operations.
Stockholder Note
In 2019, we entered into a $58,000 note receivable agreement with a stockholder (“Note Receivable Stockholder”), which was collateralized by the Note Receivable Stockholder’s common stock and redeemable preferred stock. Related to this collateralization, the Company obtained call rights to purchase the collateral at $5.05 per share (“Call Option Rights”). As of December 31, 2020, there was no remaining receivable associated with this related party note; however, our Call Option Rights remained outstanding post settlement, per the terms of our Note Receivable Stockholder agreement. During the year ended December 31, 2020, we recognized related party income of $1,764. In December 2020, we exercised our Call Option Rights to acquire the Note Receivable Stockholder collateral, which included 104,132 shares of common stock and 26,941,263 shares of redeemable preferred stock. The Call Option Rights shares were retired upon receipt. The option exercise payable of $133,385 remained outstanding as of December 31, 2020 and the reserved funds were presented within restricted cash and restricted cash equivalents in the consolidated balance sheets. The full payment was subsequently made in January 2021.
Apex Loan
In November 2019, we lent $9,050 to Apex at an interest rate of 12.5% per annum. We recognized related party interest income of $124 during the year ended December 31, 2019. In August 2020, we extended the maturity date to August 31, 2021 and modified the interest rate to 5.0% per annum, which we determined to be below the market rate of interest. In accordance with ASC 835-30, Interest — Imputation of Interest, during the year ended December 31, 2020, we recognized a loss of $319 within noninterest income—other in the consolidated statements of operations and comprehensive income (loss) representing the discounted fair value of the loan receivable relative to its stated value at the market rate of interest, which is accreted into interest income over the remaining term of the loan. During 2020, we lent an additional $7,643 to Apex. We had an interest income receivable of $1,443 as of December 31, 2020. In February 2021, Apex paid us $18,304 in settlement of all of their outstanding obligations to us, which consisted of outstanding principal balances of $16,693 and accrued interest of $1,611.
During the year ended December 31, 2021, we recognized interest income of $211 within interest income—related party notes, and we reversed the remainder of the loss for the discount to fair value that had not yet been accreted of $169 within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2020, we recognized interest income of $1,425, which included interest related to the principal balances of $1,319 and interest related to the discount accretion of $106.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Equity Method Investments
Our interest in Apex was deemed significant under Rule 4-08(g). The seller of the Apex interest had a Seller Call Option over our equity interest in Apex, which the seller exercised during January 2021. In 2021, we also entered into an equity method investment arrangement with Lower, which was not deemed to be significant. See Note 1 under “Equity Method Investments” for additional information. We also had an equity method investment in a residential mortgage origination joint venture that we exited in the third quarter of 2020, which was not deemed significant for the relevant periods. The following tables present summarized financial information for the entities in which we have equity method investments on an aggregated basis since the dates of acquisition:

	As of December 31,
	2021(1)	2020(2)
Total assets	$659,341	$10,254,902
Total liabilities	540,642	10,032,736
_____________________
(1)Reflects amounts related to our investment in Lower.
(2)Reflects amounts related to our investment in Apex.

	Year Ended December 31,
	2021(1)	2020(2)	2019
Total revenues	$127,490	$276,968	$149,922
Net income	768	58,426	22,255
_____________________
(1)For Lower, reflects amounts subsequent to the date on which we entered into the equity method arrangement.
(2)For the residential mortgage origination joint venture, reflects amounts through the third quarter of 2020, when we exited the arrangement.
Note 16. Commitments, Guarantees, Concentrations and Contingencies
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2022 through 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Our finance leases expire in 2040.
Our operating and finance leases as of December 31, 2021 and 2020 include leases from our September 2019 agreements associated with being the named sponsor of the LA Stadium and Entertainment District at Hollywood Park in Inglewood, California (“SoFi Stadium”), which includes the stadium itself, a performance venue and a future shopping district. Operating leases that commenced in September 2020 included our rights to use two multi-purpose stadium suites, for which we elected the practical expedient to not bifurcate the lease component from the non-lease components, and our rights to certain event space within the stadium and performance venue on a rent-free basis, for which we applied the short-term lease exemption practical expedient. Finance leases that commenced in September 2020 included our rights to certain physical signage within the stadium. The agreement associated with the shopping district did not commence as of December 31, 2021 and is currently expected to commence during 2022. We do not expect the agreement to contain a material lease component, although the evaluation remains ongoing. We bifurcated lease components from non-lease components of certain of the arrangements, the latter of which represent sponsorship and advertising opportunities rather than the rights to physical assets that we control. We began recognizing the non-lease components in the third quarter of 2020 within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The components of lease expense and supplemental cash flow and non-cash information related to our leases for the years ended December 31, 2021, 2020 and 2019 were as follows. For our office leases, we net sublease income against other lease costs shown in the below table. Furthermore, cash flow information is presented net of sublease income.

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$20,188	$17,371	$16,380
Finance lease cost – amortization of ROU assets	2,157	719	—
Finance lease cost – interest expense on lease liabilities	485	167	—
Short-term lease cost	1,335	463	323
Variable lease cost(1)	3,979	2,382	880
Sublease income(2)	(717)	(820)	(512)
Total lease cost	$27,427	$20,282	$17,071
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$19,811	$17,444	$12,446
Operating cash outflows from finance leases	488	85	—
Financing cash outflows from finance leases	516	489	—
Supplemental non-cash information
Non-cash operating lease ROU assets obtained in exchange for new lease liabilities(3)	$12,774	$26,417	$24,715
Non-cash increase (decrease) in operating lease ROU assets due to lease modifications	(40)	79	(5,407)
Non-cash finance lease ROU assets obtained in exchange for new finance lease liabilities(4)	—	15,100	—
_____________________
(1)Variable lease cost includes non-lease components classified as lease costs, such as common area maintenance fees, property taxes and utilities, that vary in amount for reasons other than the passage of time. We elected the practical expedient to not bifurcate the lease component from the non-lease components.
(2)We entered into a sublease arrangement in July 2019, through which we earn sublease income, which offsets our lease cost related to the underlying premises. During the year ended December 31, 2020, we offered the sublessee a partial rent abatement as a result of the COVID-19 pandemic. The sublease arrangement terminated in August 2021.
(3)For the year ended December 31, 2020, includes $5,640 of operating lease ROU assets obtained through acquisitions.
(4)We did not have any finance leases prior to 2020.
Supplemental balance sheet information related to our leases was as follows as of the dates presented:

	December 31,
	2021	2020
Operating Leases
ROU assets	$115,191	$116,858
Operating lease liabilities	$138,794	$139,796
Weighted average remaining lease term (in years)	8.6	9.5
Weighted average discount rate	4.5%	4.7%
Finance Leases
ROU assets(1)	$12,224	$14,381
Lease liabilities(2)	$14,174	$14,693
Weighted average remaining lease term (in years)	18.3	19.2
Weighted average discount rate	3.4%	3.4%
_____________________
(1)Finance lease ROU assets were presented within property, equipment and software in the consolidated balance sheets.
(2)Finance lease liabilities were presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
For the periods presented, maturities of lease liabilities as of the date indicated and a reconciliation of the total undiscounted cash flows to the lease liabilities in the consolidated balance sheets were as follows:

	Operating Leases	Finance Leases
As of December 31, 2021
2022	$22,287	$959
2023	22,537	964
2024	21,749	968
2025	20,494	1,038
2026	19,380	1,060
Thereafter	60,948	14,053
Total	167,395	19,042
Less: imputed interest	(28,601)	(4,868)
Lease liabilities	$138,794	$14,174
Lease Concession
The lessor for one of our operating leases allowed us to defer payments on the lease beginning in April 2020 as a result of our inability to use the leased premises during the COVID-19 pandemic. We elected to not account for this concession as a lease modification, as the concession did not result in a substantial change to the enforceable rights and obligations of the parties under the lease contract. During the concession period, we did not recognize operating lease cost and we did not remeasure the right-of-use asset or lease liability. We regained access to the leased premises in September 2021 and resumed lease amortization at that time, which represents the straight-line recognition of the remaining total operating lease cost over an extended lease term. In the absence of this concession, we would have recognized additional operating lease cost of $1,509 and $1,698 during the years ended December 31, 2021 and 2020, respectively.
Other Commitments
In September 2019, we entered into a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California that granted us the exclusive naming rights to SoFi Stadium and official partnerships with the Los Angeles Chargers and Los Angeles Rams, as well as rights with the performance venue and surrounding entertainment district (“Naming and Sponsorship Agreement”). Contractual payments under the Naming and Sponsorship Agreement total $625.0 million, which began in 2020 and end in 2040 and include operating lease obligations, finance lease obligations and sponsorship and advertising opportunities at the complex.
In October 2021, we entered into a four-year arrangement for cloud computing services with a total commitment of $80 million to be incurred through the term. During the year ended December 31, 2021, we incurred costs associated with this arrangement of $3.6 million, which is recorded within noninterest expense—technology and product development in the consolidated statements of operations and comprehensive income (loss).
Amounts payable in future periods are as follows:

As of December 31, 2021
2022	$45,015
2023	45,121
2024	45,230
2025	45,773
2026	30,526
Thereafter	448,515
Total	$660,180

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
We made payments totaling $22,017 during the year ended December 31, 2021. See “Contingencies — SoFi Stadium” below for discussion of an associated contingent matter, which could result in an additional payment related to the initial contract year and which are excluded from the table above. We made payments totaling $6,533 during the year ended December 31, 2020.
We also have commitments to fund home loans and student loans that are only cancellable at the option of the borrower. The commitments are measured at fair value on a recurring basis. See Note 9 for additional information.
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
We are dependent on third-party funding sources to originate loans. Additionally, we sell loans to various third parties. During the years ended December 31, 2021 and 2020, the two largest third-party buyers accounted for a combined 42% and 49%, respectively, of our loan sales volume. During the year ended December 31, 2019, approximately 10% of our loan sales volume was concentrated in the largest third-party buyer. No individual third-party buyer accounted for 10% or more of consolidated total net revenues for any of the periods presented.
The Company is exposed to default risk on borrower loans originated and financed by us. There is no single borrower or group of borrowers that comprise a significant concentration of the Company’s loan portfolio. Likewise, the Company is not overly concentrated within a group of channel partners or other customers, with the exception of our distribution of personal loan residual interests in our sponsored personal loan securitizations, which we market to third parties, and the aforementioned whole loan buyers. Given we have a limited number of prospective buyers for our personal loan securitization residual interests, this might result in us utilizing a significant amount of our own capital to fund future residual interests in personal loan securitizations, or impact the execution of future securitizations if we are limited in our own ability to invest in the residual interest portion of future securitizations, or find willing buyers for securitization residual interests.
See Note 18 for a discussion of concentrations in revenues from contracts with customers.
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
Galileo. Galileo was a defendant in a putative class action filed in the United States District Court for the Northern District of California in October 2019, captioned as Richards, et. al v. Chime Financial, Inc., Galileo Financial Technologies and The Bancorp, Inc., Civil Action No. 4:19-cv-6864-HSG (N.D. Cal.). Plaintiff asserted various claims against the defendants arising from an intermittent disruption in service experienced by certain holders of Chime Financial, Inc. (“Chime”) deposit accounts preventing them from accessing or using account funds for portions of time between October 16, 2019 and October 19, 2019. The parties entered into a class action settlement agreement to resolve the claims in the action, which the district finally approved by order dated May 24, 2021. In June 2021, a pro se putative class member filed an appeal from that final order approving the settlement agreement, and the appeal was dismissed for lack of prosecution by order of the United States Court of Appeals for the Ninth Circuit on September 1, 2021. The agreed-upon class has now been implemented and finalized, and we derecognized our associated liability and insurance recovery asset.
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
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
The parties are revisiting the sponsorship fees to determine the ultimate amount payable for the initial contract year and have agreed to seek to engage a third party with expertise in the valuation of sports media rights and sports sponsorship or promotional rights (“Valuation Expert”) to perform an evaluation of the delivered value during the initial contract year. The evaluation has not begun as of the date of this Annual Report on Form 10-K. Therefore, the Company is exposed to additional potential sales and marketing expense of up to $12.7 million, which reflects the difference between the actual sponsorship fees paid during the initial contract year and the commitment for the initial contract year made under the Naming and Sponsorship Agreement. As of December 31, 2021, we are unable to estimate the amount of reasonably possible additional costs we may incur with respect to this contingency. Moreover, we have not determined that the likelihood of additional cost is probable. Therefore, as of December 31, 2021, we have not recorded additional expense related to this contingency.
Juarez et al v. SoFi Lending Corp. SoFi Lending Corp. and SoFi (collectively, the “SoFi Defendants”) are defendants in a putative class action, captioned as Juarez v. Social Finance, Inc. et al., Civil Action No. 4:20-cv-03386-HSG (N.D. Cal.), filed against them in the United States District Court for the Northern District of California in May 2020. Plaintiffs, who are conditional permanent residents or Deferred Access for Childhood Arrival (“DACA”) holders, allege that the SoFi Defendants engaged in unlawful lending discrimination in violation of 42 U.S.C. § 1981 and California Civil Code, § 51, et seq., through policies and practices by making such categories of applicants ineligible for loans or eligible only with a co-signer who is a United States citizen or lawful permanent resident. Plaintiffs further allege that the SoFi Defendants violated the Fair Credit Reporting Act, by accessing the credit reports of non-United States citizen loan applicants who hold green cards with a validity period of less than two years without a permissible purpose. As relief, Plaintiffs seek, on behalf of themselves and a purported class of similarly-situated non-United States citizen loan applicants, a declaratory judgment that the challenged policies and practices violate federal and state law, an injunction against future violations, actual and statutory damages, exemplary and punitive damages, and attorneys’ fees. The SoFi Defendants filed a motion to, among other things, dismiss Plaintiffs’ claims for failure to state a claim, and/or compel arbitration. By order dated April 12, 2021, the court dismissed Plaintiffs’ California Civil Code, § 51 claim without prejudice, and denied the SoFi Defendants’ motion to dismiss the remaining counts. Plaintiffs filed an amended complaint with two additional named plaintiffs, including claims under the Unruh Act. The SoFi Defendants filed a motion to compel arbitration as to one of the new plaintiffs, which was granted in part and denied in part on August 24, 2021. On November 1, 2021, the parties agreed to a stay of discovery while they pursued settlement negotiations. On January 27, 2022, the parties advised the court that they had reached agreement on nearly all material terms of the settlement, were in the process of documenting the settlement and accompanying class action settlement notice and claim form, and that plaintiffs expected to file a motion for preliminary approval of the settlement on or before March 28, 2022. The proposed class settlement, which contemplates an aggregate payment by the SoFi Defendants in an immaterial amount, remains subject to court review and approval.
In re Renren Inc. Derivative Litigation. On March 22, 2021, Social Finance was named as a newly added defendant in an Amended and Supplemental Consolidated Stockholder Derivative Complaint (the “Amended Complaint”) filed in an ongoing action pending in the Supreme Court of New York, captioned In re Renren, Inc. Derivative Litigation, Index No. 653564/2018. The plaintiffs, Hen Ren Silk Road Investments LLC, Oasis Investments II Master Fund Ltd., and Jodi Arama, allege that the Chairman and Chief Executive Officer of Renren, Inc. (“Renren”), Joseph Chen, and others, breached their fiduciary duties to Renren’s shareholders in connection with a transaction in which Renren spun off its holdings of Social Finance shares (as well as stock in other entities) to Oak Pacific Investments (“OPI”), an entity allegedly controlled by Mr. Chen. The Amended Complaint contains only one count against Social Finance. Specifically, the plaintiffs claim that Social Finance’s receipt of approximately 17 million of its own securities from OPI pursuant to a call option transfer during the pendency of the lawsuit constituted a fraudulent conveyance pursuant to D.C.L. Section 276 (as in effect in March 2019) that should be voided and set aside pursuant to D.C.L. Sections 278 and 279 (as effective in 2019), as well as unspecified compensatory damages. The Amended Complaint seeks, among other things, an order to impose a constructive trust over the SoFi shares transferred from Renren or the proceeds thereof, voiding and setting aside the call option transfer of approximately 17 million Social Finance shares as a fraudulent conveyance, and requiring Social Finance to pay over the value of the call option transfer. On October 7, 2021, the parties agreed to a stipulation of settlement under which the claims against Social Finance will be dismissed with prejudice with no payment by Social Finance. By order dated December 10, 2021, the Court denied the plaintiffs’ motion for approval of the settlement agreement, ruling that investors who purchased shares in Renren

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
after April 29, 2018, the date the spin transaction was announced (the “Record Date”) or who increased their positions in Renren during the pendency of the lawsuit, were not entitled to any recovery. The plaintiffs filed a notice of appeal of this decision on December 15, 2021. On December 29, 2021, the Court issued a further order giving defendants leave to file an order to show cause seeking dismissal as it relates to plaintiffs who purchased shares after the Record Date or who increased their position during the pendency of the lawsuit (the “New Plaintiffs”), on or before January 14, 2022. The defendants have moved to dismiss the complaint as against the New Plaintiffs and the Court has now adjourned all dates on the calendar for at least 45 days for the parties to attempt to come up with a resolution as to the claims of the New Plaintiffs. We do not expect these orders ultimately to affect the plaintiffs’ agreement to dismiss the claims against Social Finance with prejudice.
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
As of December 31, 2021 and 2020, the Company accrued liabilities within accounts payable, accruals and other liabilities in the consolidated balance sheets of $7,441 and $5,196, respectively, related to our estimated repurchase obligation, with the corresponding charges recorded within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2021 and 2020, the amount associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $6.5 billion and $3.9 billion, respectively.
As of December 31, 2021 and 2020, the Company had a total of $9.1 million and $9.3 million, respectively, in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for the purpose of securing certain of the Company’s operating lease obligations. A portion of the letters of credit was collateralized by $3.1 million and $3.3 million of the Company’s cash as of December 31, 2021 and 2020, respectively, which is included within restricted cash and restricted cash equivalents in the consolidated balance sheets.
Mortgage Banking Regulatory Mandates
The Company is subject to certain state-imposed minimum net worth requirements for the states in which the Company is engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect the Company’s ability to meet mortgage banking regulatory requirements. As of December 31, 2021 and 2020, the Company was in compliance with all minimum net worth requirements and, therefore, has not accrued any liabilities related to fines or penalties.
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 17. Loss Per Share
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
Prior to the Business Combination, all other classes of preferred stock, except for Series C, had stated dividend rights, which had priority over undistributed earnings. The remaining losses were shared pro-rata among the preferred stock (with the exception of Series 1 preferred stock) and common stock outstanding during the measurement period, as if all of the losses for the period had been distributed. While our calculation of loss per share accounted for a loss allocation to all participating shares, we only presented loss per share below for our common stock. Basic loss per share of common stock was computed by dividing net loss, adjusted for the impact of Series 1 preferred stock dividends and loss allocated to other participating interests, as applicable, by the weighted average number of shares of common stock outstanding during the period. Because the amount available to distribute to all participating interests after adjusting for redeemable preferred stock dividends was negative in all periods presented, we did not allocate any loss to participating interests in determining the numerator of the basic and diluted loss per share computation, as the allocation of loss would have been anti-dilutive. Further, we excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted loss per share, as their inclusion would have been anti-dilutive.
The calculation of basic and diluted loss per share was as follows for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(483,937)	$(224,053)	$(239,697)
Less: Redeemable preferred stock dividends	(40,426)	(40,536)	(23,923)
Less: preferred stock redemptions, net(1)	—	(52,658)	—
Net loss attributable to common stockholders – basic	$(524,363)	$(317,247)	$(263,620)
Denominator:
Weighted average common stock outstanding – basic	526,730,261	73,851,108	65,619,361
Weighted average common stock outstanding – diluted	526,730,261	73,851,108	65,619,361
Loss per share – basic	$(1.00)	$(4.30)	$(4.02)
Loss per share – diluted	$(1.00)	$(4.30)	$(4.02)
___________________
(1)In December 2020, we exercised a call and redeemed certain redeemable preferred stock, as further discussed in Note 15. We considered the premium paid on redemption of $52,658 to be akin to a dividend to the redeemable preferred stockholder. As such, the premium, which represented the amount paid upon redemption over the carrying value of the preferred stock (such carrying value being reduced for preferred stock issuance costs), was deducted from net loss to determine the loss available to common stockholders.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of each respective year.

	Year Ended December 31,
	2021	2020	2019
Common stock options	21,171,147	29,947,975	30,743,931
Common stock warrants	12,170,990	—	—
Unvested RSUs	48,687,524	44,601,586	25,293,061
Unvested PSUs	22,970,396	—	—
Convertible Notes(1)	53,538,000	—	—
Redeemable preferred stock exchangeable for common stock	—	465,916,522	400,936,765
Redeemable preferred stock warrants exchangeable for common stock	—	12,170,990	12,170,990
Contingent common stock(2)	—	320,649	—
____________________
(1)For the year ended December 31, 2021, represented the number of common stock issuable upon conversion of all Convertible Notes at the conversion rate in effect at the balance sheet date, in accordance with ASU 2020-06. See Note 1 and Note 10 for additional information.
(2)For the year ended December 31, 2020, included contingently issuable common stock in connection with our acquisition of 8 Limited, which was subsequently issued in 2021. See Note 2 for additional information.
Note 18. Business Segment Information
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
The Company has three reportable segments: Lending, Technology Platform and Financial Services. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities and, when applicable, commercial loans. We originate loans in each of the aforementioned channels with the objective of either selling whole loans or securitizing a pool of originated loans for transfer to third-party purchasers. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests, gains or losses recognized on transfers that meet the true sale requirements under ASC 860, Transfers and Servicing, and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. We also earn the difference between interest income earned on our loans and interest expense on any loans that are financed. Interest expense primarily impacts our Lending segment, and we present interest income net of interest expense, as our CODM considers net interest income in addition to contribution profit in evaluating the performance of the Lending segment and making resource allocation decisions. Finally,

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
beginning in the third quarter of 2021, our Lending segment revenue also includes earnings or losses from an equity method investment, which is further discussed in Note 1.
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
The Financial Services segment includes our SoFi Money product, SoFi Invest product, SoFi Credit Card product (which we launched in the third quarter of 2020), SoFi Relay personal finance management product and other financial services, such as equity capital markets and advisory services, lead generation, and content for other financial services institutions and our members. SoFi Money provides members a digital cash management experience, interest income and the ability to separate money balances into various subcategories. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include payment network fees on our member transactions and pay for order flow, digital assets transaction fees and share lending arrangements in SoFi Invest. Additionally, we earn fees associated with equity capital markets services we began providing in the second quarter of 2021 and further expanded in the fourth quarter of 2021. We also earn referral fees in connection with referral activity we facilitate through our platform. The referral fee is paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Beginning in the third quarter of 2021, referral fees also include referral fulfillment fees earned for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator.
Non-segment operations are classified as Other, which includes net revenues associated with corporate functions that are not directly related to a reportable segment. These non-segment net revenues include interest income earned on corporate cash balances, nonrecurring income on certain investments from available cash on hand, such as our investments in AFS debt securities (which investments are not interconnected with our core business lines and, thereby, reportable segments), and interest expense on corporate borrowings, such as our revolving credit facility, the seller note issued in connection with our acquisition of Galileo, and the amortization of debt issuance costs and original issue discount on our Convertible Notes. During the year ended December 31, 2021, net revenues within Other also included $211 of interest income and $169 of reversal of loss on discount to fair value in connection with related party transactions. During the years ended December 31, 2020 and 2019, net revenues within Other included $3,189 and $3,338, respectively, of interest income earned in connection with related party transactions. Refer to Note 15 for further discussion of our related party transactions.
The accounting policies of the segments are consistent with those described in Note 1, except for the accounting policies in relation to the allocations of consolidated income and consolidated expenses, as described below.
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment for the years indicated. The information is derived from our internal financial reporting used for corporate management purposes. Assets are not allocated to reportable segments, as the Company’s CODM does not evaluate reportable segments using discrete asset information.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Year Ended December 31, 2021	Lending(1)	Technology Platform(2)(3)(4)	Financial Services(4)	Reportable Segments Total	Other(4)	Total
Net revenue
Net interest income (loss)	$258,102	$(29)	$3,765	$261,838	$(9,594)	$252,244
Noninterest income	480,221	194,915	54,313	729,449	3,179	732,628
Total net revenue (loss)	$738,323	$194,886	$58,078	$991,287	$(6,415)	$984,872
Servicing rights – change in valuation inputs or assumptions(5)	2,651	—	—	2,651
Residual interests classified as debt – change in valuation inputs or assumptions(6)	22,802	—	—	22,802
Directly attributable expenses	(364,169)	(130,439)	(192,996)	(687,604)
Contribution profit (loss)	$399,607	$64,447	$(134,918)	$329,136

Year Ended December 31, 2020	Lending	Technology Platform(2)(4)	Financial Services(4)	Reportable Segments Total	Other(4)	Total
Net revenue
Net interest income (loss)	$199,345	$(107)	$484	$199,722	$(21,791)	$177,931
Noninterest income (loss)	281,521	96,423	11,386	389,330	(1,729)	387,601
Total net revenue (loss)	$480,866	$96,316	$11,870	$589,052	$(23,520)	$565,532
Servicing rights – change in valuation inputs or assumptions(5)	17,459	—	—	17,459
Residual interests classified as debt – change in valuation inputs or assumptions(6)	38,216	—	—	38,216
Directly attributable expenses	(294,812)	(42,427)	(143,966)	(481,205)
Contribution profit (loss)	$241,729	$53,889	$(132,096)	$163,522

Year Ended December 31, 2019	Lending	Technology Platform(2)	Financial Services	Reportable Segments Total	Other	Total
Net revenue
Net interest income	$325,589	$—	$614	$326,203	$3,631	$329,834
Noninterest income	108,712	795	3,318	112,825	—	112,825
Total net revenue	$434,301	$795	$3,932	$439,028	$3,631	$442,659
Servicing rights – change in valuation inputs or assumptions(5)	(8,487)	—	—	(8,487)
Residual interests classified as debt – change in valuation inputs or assumptions(6)	17,157	—	—	17,157
Directly attributable expenses	(350,511)	—	(122,732)	(473,243)
Contribution profit (loss)	$92,460	$795	$(118,800)	$(25,545)
_____________________
(1)Noninterest income within the Lending segment for the year ended December 31, 2021 included $261 of losses from our equity method investment in Lower. See Note 1 under “Equity Method Investments” for additional information.
(2)Noninterest income within the Technology Platform segment for the year ended December 31, 2020 included $4,442 of earnings from our equity method investment in Apex, net of an impairment charge in the fourth quarter of 2020. Noninterest income within this segment consisted entirely of earnings from our equity method investment in Apex during the year ended December 31, 2019. Therefore, there were no directly attributable expenses to this reportable segment in that period. See Note 1 under “Equity Method Investments” for additional information.
(3)During the year ended December 31, 2021, the five largest clients in the Technology Platform segment contributed 63% of the total net revenue within the segment, which represented 13% of our consolidated total net revenue.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(4)During the year ended December 31, 2021, total net revenue for the Technology Platform segment included $1,863 of intercompany technology platform fees earned by Galileo from SoFi, which is a Galileo client. There is an equal and offsetting expense reflected within the Financial Services segment directly attributable expenses representing the intercompany technology platform fees incurred to Galileo. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within “Other” and the expense is adjusted in our reconciliation of directly attributable expenses below. We recast the year ended December 31, 2020 to conform to the current year presentation, which resulted in the following: (i) an increase to the Technology Platform segment total net revenue and contribution profit of $686, (ii) a corresponding decrease to “Other” total net revenue for the elimination, (iii) a corresponding increase to Financial Services directly attributable expenses, and (iv) a corresponding adjustment in the reconciliation of directly attributable expenses.
(5)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment and default rates and discount rates. This non-cash change, which is recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss) is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(6)Reflects changes in fair value inputs and assumptions, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
The following table reconciles reportable segments total contribution profit (loss) to loss before income taxes for the years presented. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Year Ended December 31,
	2021	2020	2019
Reportable segments total contribution profit (loss)	$329,136	$163,522	$(25,545)
Other total net revenue (loss)	(6,415)	(23,520)	3,631
Intercompany technology platform expenses	1,863	686	—
Servicing rights – change in valuation inputs or assumptions	(2,651)	(17,459)	8,487
Residual interests classified as debt – change in valuation inputs or assumptions	(22,802)	(38,216)	(17,157)
Expenses not allocated to segments:
Share-based compensation expense	(239,011)	(99,870)	(60,936)
Depreciation and amortization expense	(101,568)	(69,832)	(15,955)
Fair value change of warrant liabilities	(107,328)	(20,525)	2,834
Employee-related costs(1)	(143,847)	(114,599)	(53,080)
Special payment(2)	(21,181)	—	—
Other corporate and unallocated expenses(3)	(167,373)	(108,708)	(81,878)
Loss before income taxes	$(481,177)	$(328,521)	$(239,599)
_____________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination. See Note 11 for additional information.
(3)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing costs, tools and subscription costs, professional services costs and corporate insurance expense, as well as equity-based payments to non-employees.
As we did not have material operations outside of the United States, we did not make the geographic disclosures pursuant to ASC 280, Segment Reporting. No single customer accounted for more than 10% of our consolidated revenues for any of the periods presented.
Note 19. Subsequent Events
Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Annual Report on Form 10-K.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
On January 18, 2022, we received approval from the Federal Reserve of our application to become a bank holding company, and we received conditional approval from the OCC to complete the Bank Merger. On February 2, 2022, we closed the Bank Merger by acquiring all of the outstanding equity interests in Golden Pacific and began operating Golden Pacific Bank as SoFi Bank. The Bank Merger is accounted for as a business combination. See Note 2 for additional information on the regulatory approvals and the Bank Merger.
On February 19, 2022, we entered into the Technisys Merger to acquire all of the outstanding equity interests in Technisys. The Technisys Merger will be accounted for as a business combination. See Note 2 for additional information on the Technisys Merger.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on May 28, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses and were not required to maintain an effective system of internal controls.
In accordance with the considerations pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations, the Company is excluding management’s report on internal control over financial reporting as of December 31, 2021 and an attestation report from our independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2021 fiscal year.
The Registrant has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on the Registrant’s website at www.sofi.com and the Registrant will post any amendments to, or waivers from, the code of business conduct and ethics on that website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2021 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2021 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2021 fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2021 fiscal year.
Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
See “Index to Financial Statements” in Part II, Item 8.
(2) Financial Statement Schedules:
None.
(3) Index to Exhibits:
The following exhibits are filed herewith, or were previously filed and are hereby incorporated by reference.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

2.1+	Agreement and Plan of Merger, dated as of January 7, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	S-4	333-252009	January 11, 2021	Annex A
2.2	First Amendment to Agreement and Plan of Merger, dated as of March 16, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	8-K	001-39606	March 16, 2021	2.1
2.3	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2020, by and among Social Finance, Inc., SFI Acquisition Co., Inc., SFI Financial Technologies LLC, and Shareholder Representative Services LLC	S-1	333-257092	June 14, 2021	2.3
2.4+	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2022, by and among SoFi Technologies, Inc., Technisys S.A., Atom New Delaware, Inc., Atom Merger Sub Corporation and Fortis Advisors LLC, as representative	8-K	001-39606	February 24, 2022	2.1
3.1	Certificate of Incorporation of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.1
3.2	By-Laws of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.2
4.1	Specimen Common Stock Certificate of SoFi Technologies, Inc.	S-4/A	333-252009	February 10, 2021	4.6
4.2	Form of Amended and Restated Warrant to Purchase Stock, by and among SoFi Technologies, Inc., Social Finance, Inc. and the Investor named therein	S-4	333-252009	January 11, 2021	Annex M
4.3	Indenture, dated as of October 4, 2021, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	October 4, 2021	4.1
4.4	Form of Note representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39606	October 4, 2021	4.2
4.5*	Description of Registered Securities
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39606	October 4, 2021	10.1

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

10.2	2021 Stock Option and Incentive Plan of SoFi Technologies, Inc. and forms of agreement thereunder.	8-K	001-39606	June 4, 2021	10.2
10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	S-4	333-252009	January 11, 2021	Annex D
10.4	Shareholders’ Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, and the parties identified on the signature pages thereto	8-K	001-39606	June 4, 2021	10.4
10.5	Amended and Restated Series 1 Preferred Stock Investors’ Agreement, dated as of January 7, 2021, by and among the Registrant and the investors listed on Schedule 1 thereto	S-4	333-252009	January 11, 2021	Annex H
10.6	Amended and Restated Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto, Jay Parikh, Jennifer Dulski and the parties set forth on Schedule 2 thereto	8-K	001-39606	June 4, 2021	10.5
10.7	Series 1 Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant and certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto	8-K	001-39606	June 4, 2021	10.6
10.8	Social Finance, Inc. 2011 Stock Plan and forms of agreements thereunder	S-4	333-252009	January 11, 2021	10.17
10.9†	Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement, dated as of September 14, 2019, by and between Stadco LA, LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.12
10.10	Revolving Credit Agreement, dated as of September 27, 2018, among Social Finance, Inc., as the Borrower, the Lenders party thereto, the Issuing Banks party thereto, Goldman Sachs Bank USA, as the Administrative Agent, and Citibank, N.A. and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Bookrunners	S-1	333-257092	June 14, 2021	10.13
10.11	Office Lease One Tehama, dated as of August 6, 2018, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.14
10.12	First Amendment to Office Lease One Tehama, dated as of March 28, 2019, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.15
10.13	Amended and Restated Offer of Employment Letter dated as of February 26, 2018 by and between Social Finance, Inc. and Anthony Noto	S-1	333-257092	June 14, 2021	10.16
10.14	Offer Letter dated as of May 29, 2018 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.17
10.15	CFO Promotion Letter dated as of September 14, 2020 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.18
10.16	Offer Letter dated as of March 27, 2018 by and between Social Finance, Inc. and Michelle Gill	S-1	333-257092	June 14, 2021	10.19
10.17	Offer Letter dated as of May 15, 2019 by and between Social Finance, Inc. and Jennifer Nuckles	S-1	333-257092	June 14, 2021	10.20
10.18	Executive Vice President Promotion Letter dated as of March 6, 2020 by and between Social Finance, Inc. and Jennifer Nuckles	S-1	333-257092	June 14, 2021	10.21
10.19	Offer Letter dated as of May 17, 2021 by and between Galileo Financial Technologies, LLC and Derek White	S-1	333-257092	June 14, 2021	10.23
10.20	Form of Indemnification Agreement	8-K	001-39606	June 4, 2021	10.1
10.21+	Support Agreement, dated as of February 19, 2022, by and among SoFi Technologies, Inc. and the shareholders of Technisys S.A. party thereto	8-K	001-39606	February 24, 2022	10.1
10.22+	Lock-Up Agreement, dated as of February 19, 2022, by and among SoFi Technologies, Inc. and the shareholders of Technisys S.A. party thereto	8-K	001-39606	February 24, 2022	10.2
21*	List of Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________
*    Filed herewith.
+    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) or 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†    Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoFi Technologies, Inc.

Date:	March 1, 2022	By:	/s/ Anthony Noto
Anthony Noto
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2022.

Signatures	Title
/s/ Anthony Noto	Chief Executive Officer
Anthony Noto	Principal Executive Officer and Director

/s/ Christopher Lapointe	Chief Financial Officer
Christopher Lapointe	Principal Financial Officer and Principal Accounting Officer

/s/ Tom Hutton	Chairman of the Board of Directors
Tom Hutton

/s/ Steven Freiberg	Vice Chairman of the Board of Directors
Steven Freiberg

/s/ Ahmed Al-Hammadi	Director
Ahmed Al-Hammadi

/s/ Ruzwana Bashir	Director
Ruzwana Bashir

/s/ Michael Bingle	Director
Michael Bingle

/s/ Michel Combes	Director
Michel Combes

/s/ Richard Costolo	Director
Richard Costolo

/s/ Clara Liang	Director
Clara Liang

/s/ Carlos Medeiros	Director
Carlos Medeiros

/s/ Harvey Schwartz	Director
Harvey Schwartz

/s/ Clay Wilkes	Director
Clay Wilkes

/s/ Magdalena Yeşil	Director
Magdalena Yeşil