Form 10-K/A
period 2021-12-31
SoFi Technologies, Inc.
filed 2022-05-02
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 74262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2021: $10.0 billion
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 18, 2022 was 915,706,023 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
SoFi Technologies, Inc. (“SoFi,” the “Company,” “we,” “us”, or “our”) is filing this Amendment No. 1 (“Amendment”) on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “2021 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the 2021 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. We are filing this Form 10-K/A to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2021 10-K.
The cover page of the 2021 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement. Except as described above, no other changes have been made to the 2021 10-K, and the Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2021 10-K. The Amendment does not reflect events occurring after the date of the filing of our 2021 10-K. Accordingly, this Amendment should be read in conjunction with our 2021 10-K and with our filings with the SEC subsequent to the filing of our 2021 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in the Amendment and the Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2021 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth certain information concerning our executive officers and directors as of April 18, 2022.

Name	Age	Position
Anthony Noto	53	Chief Executive Officer and Director
Christopher Lapointe	38	Chief Financial Officer
Chad Borton	51	President, SoFi Bank
Michelle Gill	49	Executive Vice President and Group Business Unit Leader – Lending & Capital Markets
Micah Heavener	46	Head of Operations
Robert Lavet	67	General Counsel and Secretary
Jennifer Nuckles	47	Executive Vice President and Group Business Unit Leader – Relay, Lantern, Content, At Work, Partnerships & Protect
Assaf Ronen	48	Chief Product Officer
Lauren Stafford Webb	37	Chief Marketing Officer
Aaron J. Webster	42	Chief Risk Officer
Derek White	48	Chief Executive Officer of Galileo and Head of SoFi International
Tom Hutton	67	Chairman of the Board of Directors
Steven Freiberg	65	Vice Chairman of the Board of Directors
Ahmed Al-Hammadi	40	Director
Ruzwana Bashir	38	Director
Michael Bingle	50	Director
Michel Combes	60	Director
Richard Costolo	58	Director
Clara Liang	42	Director
Carlos Medeiros	40	Director
Harvey Schwartz	58	Director
Magdalena Yeşil	63	Director
Executive Officers
Anthony Noto has served as our Chief Executive Officer and as a member of our Board of Directors since May 2021. Mr. Noto served in the same capacities at Social Finance from February 2018 until May 2021. Before joining SoFi, Mr. Noto served as Twitter’s Chief Operations Officer, a digital/mobile information network, from 2016 to 2017 and as Twitter’s Chief Financial Officer from 2014 to 2017. Previously, Mr. Noto served for almost four years as co-head of Global Technology, Media and Telecom Investment Banking at Goldman Sachs, a multinational investment bank, from 2010 to 2014. Mr. Noto spent nearly three years as the Chief Financial Officer of the National Football League from 2008 to 2010. Mr. Noto holds a bachelor of science from the U.S. Military Academy and a master of business administration from the University of Pennsylvania’s Wharton School. We believe Mr. Noto is qualified to serve in the capacity of Chief Executive Officer and as a member of our Board of Directors because of his extensive experience in the technology and financial services sectors in both operating and financial leadership capacities.

Christopher Lapointe has served as our Chief Financial Officer since May 2021. Mr. Lapointe served in the same capacity at Social Finance from September 2020 until May 2021. Mr. Lapointe served in multiple leadership roles at Social Finance including interim Chief Financial Officer beginning in April 2020 and Head of Business Operations beginning in June 2018. Prior to joining SoFi, Mr. Lapointe served as the Global Head of FP&A, Corporate Finance and FinTech at Uber Technologies, Inc., a company providing ridesharing services, from November 2015 to June 2018. Previously, Mr. Lapointe served as Vice President of Technology, Media & Telecommunications Investment Banking at Goldman Sachs from July 2012 to November 2015. Mr. Lapointe holds a bachelor of arts from Dartmouth College and a master of business administration from the Tuck School of Business at Dartmouth College.
Chad Borton has served as President, SoFi Bank since September 2021. Prior to joining SoFi, Mr. Borton served as the Bank President and Vice Chairman of the Federal Savings Bank Board of Directors at United Services Automobile Association (“USAA”) from May 2017 to February 2021. Prior to USAA, Mr. Borton spent five years at Fifth Third Bank, most recently serving as Executive Vice President, Head of Consumer and Business Banking from March 2014 to May 2017. Mr. Borton also has extensive experience at JPMorgan Chase and McKinsey & Co. and is an active duty United States Army veteran. Mr. Borton holds a bachelor of arts from Indiana University Bloomington and a master of business administration from Harvard Business School.
Michelle Gill has served as our Executive Vice President and Group Business Unit Leader for Lending & Capital Markets since May 2021. Ms Gill served in the same capacity at Social Finance from April 2020 until May 2021, and previously served as Social Finance’s Chief Financial Officer from May 2018 to April 2020. Prior to joining SoFi, Ms. Gill served as a Managing Director working on Americas Asset Investing Business at TPG Sixth Street Partners, a global investment firm, from July 2017 to April 2018. Prior to TPG Sixth Street Partners, Ms. Gill spent 14 years at Goldman Sachs where, most recently, she was a Partner co-heading the Structured Finance business. Ms. Gill currently serves as a Board member of a special purpose acquisition company (NYSE: TWOA). Ms. Gill holds a bachelor of arts from the University of California, Los Angeles and a juris doctor from Cornell Law School.
Micah Heavener has served as our Head of Operations since May 2021. Mr. Heavener served in the same capacity at Social Finance from May 2020 until May 2021. In this role, Mr. Heavener oversees our operational staff. Mr. Heavener previously served as the Head of Lending Operations at Social Finance from July 2018 to May 2020. Prior to joining SoFi, Mr. Heavener served as Managing Director, Head of Cardmember Services at Citibank, NA (“Citi”) from October 2016 to July 2018, where he led Cardmember Services for Citi’s U.S. credit card business. Prior to that role, Mr. Heavener held a number of leadership roles within Citi’s Global Consumer Business since joining Citi in 2005. Prior to joining Citi, Mr. Heavener was an infantry officer in the United States Army and served the United States abroad in support of Operation Enduring Freedom. Mr. Heavener holds a bachelor of arts degree from The Citadel and a master of business administration from the University of Florida.
Robert Lavet has served as our General Counsel and Secretary since May 2021, in which role Mr. Lavet is responsible for managing all legal affairs for us and our affiliate entities. Mr. Lavet served in the same capacity at Social Finance from 2012 until May 2021. Prior to joining SoFi, Mr. Lavet served as a Principal in the Education and Litigation practice groups of the Washington, D.C. law firm of Powers, Pyles, Sutter & Verville PC (“PPSV”), where he represented financial institutions and post-secondary institutions on a wide variety of regulatory, litigation and transactional matters. Prior to PPSV, Mr. Lavet served as General Counsel to SLM Corporation (known as Sallie Mae), a Fortune 300 company and the largest provider of education finance. Before his 16-year career with Sallie Mae, Mr. Lavet was a trial attorney for the United States Department of Justice for three years and ultimately served as a Partner in the Washington D.C. law firm of Cole, Corette & Abrutyn, specializing in corporate and securities litigation. Mr. Lavet was named a top Washington D.C. corporate counsel in 2015 and 2019. Mr. Lavet holds a bachelor of arts from the University of Pennsylvania and a juris doctor from Georgetown University Law Center.
Jennifer Nuckles has served as Executive Vice President and Group Business Unit Leader for Relay, Lantern, Content, At Work, Partnerships & Protect since May 2021. Ms. Nuckles served in the same capacity at Social Finance from 2019 until May 2021. Prior to joining SoFi, Ms. Nuckles served as an officer at various consumer technology companies, including telemedicine leader Doctor On Demand, Inc. She previously served as the Chief Marketing Officer of Zynga Inc., a social game development company, from 2014 to 2016. Ms. Nuckles also spent almost a decade in leadership positions at The Clorox Company, a multinational manufacturer and marketer of consumer and professional products, running well-known, household-name brands. Ms. Nuckles began her career in consulting covering consumer and media at Arthur Andersen, a firm which provided auditing, tax and consulting services. Ms. Nuckles currently serves as a Board member for Southport Acquisition Corp., a special purpose acquisition company (NYSE: PORT). Ms. Nuckles holds a bachelor of arts from the University of California, Berkeley and a master of business administration from Harvard Business School.
Assaf Ronen has served as our Chief Product Officer since May 2021. Mr. Ronen served in the same capacity at Social Finance from June 2020 until May 2021. Prior to such role, Mr. Ronen served as the Head of Product & Design of Social Finance from June 2018 to June 2020. In this role, Mr. Ronen oversees the strategy and direction of SoFi’s suite of product offerings. Prior to joining SoFi, Mr. Ronen founded and served as Vice President of Amazon’s Alexa shopping group from 2014 to 2017, creating a new market category in the burgeoning world of voice assistants. Mr. Ronen previously served as a Vice President responsible for Amazon’s physical payments business. Prior to joining Amazon, Mr. Ronen spent nearly seven years at Microsoft Corporation, where he served as general manager of Skype after its acquisition, and as the general manager of identity, access, and security products. Mr. Ronen completed his computer science education while serving in the Israeli Army’s Center of Computing and Information Systems.
Lauren Stafford Webb has served as our Chief Marketing Officer since May 2021, in which role Ms. Stafford Webb oversees the SoFi brand and all aspects of marketing. Ms. Stafford Webb served in the same capacity at Social Finance from June 2019 until May 2021. Prior to joining SoFi, Ms. Stafford Webb served at Intuit Inc., a business and financial software company, from February 2017 to May 2019, most recently serving as Vice President of Intuit Marketing, spearheading the delivery of the company’s first corporate brand strategy and campaign. Prior to Intuit, Ms. Stafford Webb held marketing leadership positions at The Procter & Gamble Company, a multinational consumer goods company, from June 2007 to October 2015, where she led well-known household name brands. Ms. Stafford Webb holds a bachelor of science in business administration from The Ohio State University Fisher College of Business.
Aaron J. Webster has served as our Chief Risk Officer since May 2021. Mr. Webster served in the same role at Social Finance from 2019 until May 2021. Prior to joining SoFi, Mr. Webster served as Chief Risk Officer — U.S. Retail Bank and Mortgage and Head of Global Regulatory Analytics for Citi, the consumer division of the multinational financial services firm, from 2018 to 2019. Previously, Mr. Webster held several leadership roles at Toyota Financial Services, a leading automotive lender, beginning in 2008, with his most recent position as Managing Director, Americas Risk Management from 2008 to 2018. Previously, Mr. Webster served in various roles at GE Capital, Washington Mutual Bank FSB, and Wachovia Bank, NA (now Wells Fargo & Company). Mr. Webster holds a bachelor of arts from the University of North Carolina at Chapel Hill.
Derek White has served as CEO of Galileo and Head of SoFi International since June 2021. Prior to joining Galileo, Mr. White was Vice President of Global Financial Services at Google, a technology company, from 2020 to 2021 where he was responsible for setting the strategy for Google’s financial services cloud efforts. Mr. White previously served as Vice Chair and Chief Digital Officer at U.S. Bank, a banking institution, from 2019 to 2020 where he oversaw digital expansion across various enterprises. Mr. White also served as Global Head of Client Solutions at BBVA, a banking institution, from 2016 to 2019 where he was responsible for oversight and development of customer and client solutions and growth. Mr. White previously worked at Barclays Bank, a banking institution, from 2005 to 2015, most recently serving as Chief Design and Digital Officer, where he oversaw design and digital innovation for the bank. Mr. White has also held various roles with other banking institutions. Mr. White holds a bachelor of arts from Utah State University and a master of business administration from the University of Pennsylvania’s Wharton School.
Directors
Tom Hutton has served as the Chairman of our Board of Directors since May 2021. Mr. Hutton was previously the Chairman of the Social Finance Board of Directors from September 2017 and a director of Social Finance from June 2012 until May 2021. Mr. Hutton previously served as interim Chief Executive Officer of Social

Finance from September 2017 to March 2018. Mr. Hutton has served as the Managing Partner of Thompson Hutton, LLC, an investment management firm, since 2000. He also founded and has served as Managing Partner of XL Innovate fund, a venture capital fund, since 2000. Mr. Hutton has previously served as a Board member of Lemonade Inc. (NYSE: LMND), Safeco Insurance, Montpelier Re Holdings and XL Group. Mr. Hutton holds a bachelor of arts and master of science from Stanford University and a master of business administration from Harvard Business School. We believe that Mr. Hutton is qualified to serve as a member of our Board of Directors because of his experience as a director and Audit Committee Chairman of public companies and his knowledge of the fintech industry.
Steven Freiberg has served as the Vice Chairman of our Board of Directors since May 2021. Mr. Freiberg was previously the Vice Chairman of the Social Finance Board of Directors from September 2017 and a director of Social Finance from March 2017 until May 2021. Mr. Freiberg served as a senior advisor to Social Finance from July 2018 to June 2019 and also served as Social Finance’s interim Chief Financial Officer from May 2017 to June 2018. Mr. Freiberg is a long-term veteran of the financial services sector, having served as the Chief Executive Officer of E*TRADE Financial Corporation, an electronic trading platform, and having held multiple positions at Citigroup over a 30 year period, including serving as the Co-Chairman and Chief Executive Officer of Citigroup’s Global Consumer Group. He has also served as a Board member of Regional Management (NYSE: RM) since July 2014, Rewards Network since 2017, Purchasing Power, LLC since 2017, Compass Digital Acquisition Corp. (NASDAQ: CDAQ) since December 2021, as Chairman of the Board of Portage Financial Technology Acquisition Corp. (NASDAQ: PFTA) since August 2021, and as a Founder of Grand Vista Partners, and a senior advisor to several companies including The Boston Consulting Group and Towerbook Capital Partners PE. Mr. Freiberg previously served as a Board member of Fair Square Financial, LLC from 2016 until its acquisition in December 2021 and has served as a Board member of MasterCard (NYSE: MA) since September 2006, but will cease to be a Board member of Mastercard in June 2022. We believe that Mr. Freiberg is qualified to serve as a member of our Board of Directors because of his experience as a director of public companies and his knowledge of the financial services industry.
Ahmed Al-Hammadi has served as a member of our Board of Directors since May 2021 and as a director on the Social Finance Board of Directors from May 2019 until May 2021. Mr. Al-Hammadi serves as the Chief Investment Officer, Europe, Russia and Turkey for Qatar Investment Authority (“QIA”), the sovereign wealth fund of the State of Qatar, a position he has held since April 2020. He previously served as Head of Active Investments of QIA, from May 2015 to April 2020. Prior to joining QIA, Mr. Al-Hammadi worked at EFG-Hermes, a regional asset manager, and before that at the consulting firm Booz & Co. where he advised financial services clients on strategy, private equity investment opportunities, and organization structures. He is also a board member of Heathrow Airport Holding Limited and Borsa Istanbul. Mr. Al-Hammadi was named a Young Global Leader by the World Economic Forum in 2019. Mr. Al-Hammadi holds a bachelor of science from the University of Pennsylvania’s Wharton School and a master of business administration from Harvard Business School. We believe that Mr. Al-Hammadi is qualified to serve as a member of our Board of Directors because of his experience advising companies with respect to business strategy.
Ruzwana Bashir has served as a member of our Board of Directors since June 2021. Ms. Ruzwana is the co-founder and Chief Executive Officer of Peek.com, an experiences booking software and marketplace, since 2012. Ms. Bashir was previously the Director of Marketing and Business Development at Artsy, an online art brokerage, from 2010 to 2011. Ms. Bashir also worked in Strategy and Business Development at Gilt Groupe, an online shopping company, in 2010. She was also an analyst in the real estate private equity group of The Blackstone Group, an investment firm, from 2006 to 2009, and worked in investment banking at Goldman Sachs in 2005. Ms. Bashir holds a bachelor of arts from University of Oxford and a master of business administration from Harvard Business School. We believe that Ms. Bashir is qualified to serve as a member of our Board of Directors because of her experience advising companies with respect to business strategy and leading a technology company.
Michael Bingle has served as a member of our Board of Directors since May 2021 and as a director on the Social Finance Board of Directors from March 2017 until May 2021. Mr. Bingle is Vice Chairman at Silver Lake, a global technology investment firm, and has been with Silver Lake since 2000. Mr. Bingle has been a private equity investor for over 20 years, and he has invested in numerous fintech companies. Prior to joining Silver Lake, Mr. Bingle was a principal at Apollo Management and worked in the Investment Banking Division of Goldman

Sachs & Co. He has also served as a board member of N-able, Inc. since July 2021 (NYSE: NABL) and is currently a board member of Achievers Holdings, Inc. and Blackhawk Network Holdings, Inc. He previously served as a board member of Ameritrade Holding Corporation (NYSE: AMTD), Gartner, Inc. (NYSE: IT), SolarWinds Corporation (NYSE: SWI), and Virtu Financial, Inc. (NASDAQ: VIRT), as well as Ancestry.com LLC, Credit Karma, Inc., Datek Online Holdings, Inc., Fanatics Holdings, Inc., Interactive Data Corporation, IPC Systems, Inc., Instinet, Inc., and Mercury Payment Systems. Mr. Bingle holds a B.S.E. of Biomedical Engineering from Duke University. We believe that Mr. Bingle is qualified to serve as a member of our Board of Directors because of his experience as a director of public companies, his experience advising companies with respect to business strategy, his knowledge of the financial services industry, and his experience with financial technology companies.
Richard Costolo has served as a member of our Board of Directors since May 2021. Mr. Costolo has also served as the Co-Managing Partner and General Partner at 01 Advisors, a venture and advisory firm, since January 2018. Mr. Costolo was previously a Venture Partner at Index Ventures, a venture capital firm, from January 2016 to December 2016 and served as the CEO of Twitter, Inc., the online social networking and microblogging service, from October 2010 to July 2015. Mr. Costolo has been the founder and CEO of multiple startups, including FeedBurner, which was acquired by Google in 2007. Mr. Costolo has served as a board member of Patreon, Inc. since 2015 and of Modern Life, Inc., known as Modern Health, since 2020. Mr. Costolo holds a bachelor of science in computer science from the University of Michigan. We believe that Mr. Costolo is qualified to serve as a member of our Board of Directors because of his experience advising companies with respect to business strategy and leading a technology company.
Clara Liang has served as a member of our Board of Directors since May 2021 and as a director on the Social Finance Board of Directors from October 2019 until May 2021. Ms. Liang is Business Lead at Stripe, a financial services company. Prior to joining Stripe in January 2022, Ms. Liang was with Airbnb, Inc. (“Airbnb”) (NASDAQ: ABNB), a community of millions of hosts who offer travel experiences in 220 countries and regions around the world, for over five years, most recently serving as Vice President and General Manager, International and Commercial Operations. Prior to joining Airbnb, Ms. Liang served as Chief Product Officer at Jive Software, a provider of communication and collaboration products, and spent 11 years at International Business Machines Corporation (NYSE: IBM) in a number of technology and professional services roles. Ms. Liang holds a bachelor of science in Symbolic Systems from Stanford University and a master of science in technology commercialization from the University of Texas at Austin. We believe that Ms. Liang is qualified to serve as a member of our Board of Directors because of her experience leading and scaling global technology companies.
Harvey Schwartz has served as a member of our Board of Directors since May 2021. Mr. Schwartz is a business leader, investor and philanthropist, and, as both an investor and advisor, he is currently involved in a range of investment and philanthropic endeavors focused on modernizing and strengthening of the financial system, the physical and mental health management of individuals and the development of future business leaders, including women and young people seeking a career in finance. Mr. Schwartz has served as the group chairperson and non-executive director of The Bank of London, a clearing and transaction bank with operations in London and New York City, since November 2021. In addition, Mr. Schwartz serves on the board of One Mind, a mental health and brain research nonprofit organization. In April 2018, Mr. Schwartz retired from Goldman Sachs Group, Inc. (“Goldman Sachs”) following 20+ years at the company where he oversaw sales and trading, finance, technology and operations, and held numerous senior leadership positions, including Chief Financial Officer, Global Co-Head of the Securities Division, Head of Securities Division Sales, Head of North American Sales and Co-Head of the Americas Financing Group. He completed his tenure as Goldman Sachs’ President and Co-Chief Operation Officer. Mr. Schwartz also served as a member of Goldman Sachs’ Management Committee and co-headed its Risk Committee, Steering Committee on Regulatory Reform and Finance Committee, and he established and served on Goldman Sachs’ Investment Policy Committee. Prior to Goldman Sachs, Mr. Schwartz spent a decade working at several other financial firms, including at Citicorp from 1990 through 1997. Mr. Schwartz holds a bachelor of arts from Rutgers University, where he is a member of the University’s Hall of Distinguished Alumni and a former member of the Rutgers University Foundation’s Board of Overseers. Mr. Schwartz also holds a master of business administration from Columbia University. We believe that Mr. Schwartz is qualified to serve as a member of our Board of Directors because of his extensive experience in and knowledge of the financial services industry.

Magdalena Yeşil has served as a member of our Board of Directors since May 2021 and as a director on the Social Finance Board of Directors from July 2018 until May 2021. Ms. Yeşil is a founder, entrepreneur, and venture capitalist of many of the world’s top technology companies, including salesforce.com, inc. (NYSE: CRM), in which she was the first investor and founding board member until 2005. Ms. Yeşil served as a general partner at U.S. Venture Partners, a leading Silicon Valley venture capital firm, from 1998 to 2005, where she oversaw investments in more than 30 companies, and served on the board of many early-stage companies. A technology pioneer, Ms. Yeşil founded three of the first companies dedicated to commercializing internet access, e-commerce infrastructure, and electronic payments, UUnet, CyberCash, and MarketPay, which earned her the Entrepreneur of the Year title from Red Herring magazine in 1997. She is also a founder of Broadway Angels, a group of female venture capitalists and angel investors. Ms. Yeşil is currently working on her fourth startup, Informed.IQ, an AI company automating the processing of consumer loan applications in real-time. She is the author of the best-selling book Power UP! How Smart Women Win in the New Economy, and is one of the four women featured in the non-fiction book Alpha Girls by Julian Guthrie. In addition to SoFi, Ms. Yeşil serves on the boards of Smartsheet (NYSE: SMAR), Zuora (NYSE: ZUO), Picsart and Plume. Ms. Yeşil holds a bachelor of science in industrial engineering and a master of science in electrical engineering from Stanford University. She is an immigrant to the United States. We believe that Ms. Yeşil is qualified to serve as a member of our Board of Directors because of her extensive experience leading and advising technology companies.
Directors Not Standing for Re-Election at the 2022 Annual Meeting of Stockholders
As reported in our 8-K filed with the SEC on April 6, 2022, on April 1, 2022, Mr. Michel Combes and Mr. Carlos Medeiros notified us that they have decided not to stand for re-election as directors of the Company at the 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”). Both Mr. Combes and Mr. Medeiros are expected to continue as directors until the expiration of their respective terms at the 2022 Annual Meeting. The decisions of Mr. Combes and Mr. Medeiros were not the result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company.
Michel Combes has served as a member of our Board of Directors since May 2021 and as a director on the Social Finance Board of Directors from May 2020 until May 2021. Mr. Combes is Chief Executive Officer and President of SoftBank Group International, an affiliate of SoftBank Group Corp., a Japanese publicly traded company focused on investment management. Prior to joining SoftBank, Mr. Combes was President and Chief Executive Officer of Sprint Corporation, an American telecommunications company (“Sprint”), Chief Executive Officer of Altice, a communications and media company, and Chief Executive Officer of SFR Group, a French mobile communications company. He has also served as a Board member of Philip Morris International Inc. (NYSE: PM) since December 2020, F5 Networks (NASDAQ: FFIV) since July 2018 and as a member of the Business Advisory Group of McLaren Technology Group since July 2018. He has previously served on the board of directors of Sprint. Mr. Combes holds a master’s degree from École Polytechnique, Télécom ParisTech and a Ph.D. from Paris Dauphine University. We believe that Mr. Combes is qualified to serve as a member of our Board of Directors because of his experience advising companies with respect to business strategy and his knowledge of the financial services industry.
Carlos Medeiros has served as a member of our Board of Directors since May 2021 and as a director on the Social Finance Board of Directors from September 2020 until May 2021. Mr. Medeiros is a Partner at SoftBank and has been with SoftBank since 2019. Prior to joining SoftBank, Mr. Medeiros led the direct investment practice at VR Investments, a New York-based investment firm focused on long-term investment horizon, for seven years. Mr. Medeiros’ previous experience also includes investment banking at UBS. He is also a Board member of Bancar Technologies Limited, UK, Banco Inter SA, Contabilizei Company, Omie Ltd, JusBrasil, Ltd. and Loadsmart, Inc. Mr. Medeiros graduated from Fundação Getulio Vargas in Brazil with a focus on government and financial analysis, and he holds a master in business administration from Columbia Business School. We believe that Mr. Medeiros is qualified to serve as a member of our Board of Directors because of his experience advising companies with respect to business strategy and his knowledge of the financial services industry.

Board Composition
Our Board of Directors will establish the authorized number of directors from time to time by resolution. The size of our Board of Directors will consist of ten members effective immediately following the 2022 Annual Meeting. Each director will continue to serve as a director until the election and qualification of their successor, or until their earlier death, resignation, or removal.
Pursuant to the Shareholders’ Agreement, dated as of May 28, 2021, by and among us, SCH Sponsor V LLC (“SCH Sponsor”), and the parties identified on the signature pages thereto (“Shareholders’ Agreement”), certain stockholders have the right to designate seats on our Board of Directors. One board seat is designated by QIA FIG Holding LLC (“QIA FIG”) and is currently filled by Mr. Al-Hammadi. An additional board seat is designated by Silver Lake Partners (“Silver Lake”) and is currently filled by Mr. Bingle. Each of QIA FIG and Silver Lake have the right to designate a board seat for so long as the relevant existing investor holds in the aggregate an amount of SoFi shares equal to (i) at least 50% of its percentage ownership of SoFi immediately following the closing of the transactions contemplated by the merger agreement, dated January 7, 2021, between Social Finance, Inc. and SCH (the “Closing”) minus any of such existing investor’s shares of SoFi repurchased by SoFi pursuant to the Shareholders’ Agreement, or (ii) at least 5% of the then issued and outstanding shares of SoFi. Two additional board seats are designated by SCH Sponsor and are currently filled by Richard Costolo and Ruzwana Bashir.
SCH Sponsor has the right to designate (a) two board seats for so long as it or its affiliated funds hold in the aggregate an amount of SoFi shares equal to at least 50% of its percentage ownership of SoFi immediately following the Closing, or (b) in the event the threshold set forth in (a) is not met, one board seat for so long as SCH Sponsor or its affiliated funds hold in the aggregate either (x) an amount of SoFi shares equal to at least 25% of its percentage ownership of SoFi immediately following the Closing or (y) at least 5% of the then issued and outstanding shares of SoFi. Mr. Costolo and Ms. Bashir were designated as the nominees of SCH Sponsor and its affiliated funds.
On April 5, 2022, Red Crow Capital, LLC notified SoFi of its waiver of its rights to designate nominees to our Board of Directors of SoFi pursuant to the Shareholders' Agreement. In connection with the decisions of Mr. Combes and Mr. Medeiros not to stand for re-election as directors, on April 1, 2022, Delaware Project 10 L.L.C., an affiliate of SoftBank Group Corp., notified SoFi of its waiver of its and its affiliates’ rights to designate nominees to our Board of Directors of SoFi pursuant to the Shareholders’ Agreement.
When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of its business and structure, our Board of Directors expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and certain officers, as well as persons who own more than 10 percent of our common stock, to file with the SEC initial reports of beneficial ownership on Form 3 and reports of subsequent changes in beneficial ownership on Form 4 or Form 5. Based solely on our review of these forms filed with the SEC, and certifications from our executive officers and directors that no other reports were required for such persons, we believe that all directors and officers and greater than 10 percent shareholders complied with the filing requirements applicable to them for the fiscal year ended December 31, 2021 in a timely manner; except that two reports, a Form 3 and a Form 4, covering an aggregate of three transactions, were filed late by Qatar Investment Authority.
Code of Business Conduct and Ethics
We have a code of business conduct and ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of business conduct and ethics is available on our website, https://investors.sofi.com/governance/governance-documents/. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct and ethics on our website rather than by filing a Current Report on Form 8-K.
Audit Committee
Our Audit Committee consists of Tom Hutton, Clara Liang and Magdalena Yeşil, with Tom Hutton serving as the chair of the committee. The Audit Committee met four times in 2021. Our Board of Directors has determined that each of these individuals meet the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and applicable Nasdaq listing rules. We have determined that each member of our Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq listing rules. In arriving at this determination, our Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment.
The parties have determined that Tom Hutton qualifies as an Audit Committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, our Board of Directors considered Tom Hutton’s formal education and previous and current experience in financial and accounting roles.
The Audit Committee’s responsibilities include, among other things:
•appointing, compensating, retaining, evaluating, terminating and overseeing the independent registered public accounting firm;
•discussing with the independent registered public accounting firm their independence from management;
•reviewing with the independent registered public accounting firm the scope and results of their audit;
•pre-approving all audit and permissible non-audit services to be performed by the independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and the independent registered public accounting firm the interim and annual financial statements that SoFi Technologies files with the SEC;
•reviewing and monitoring accounting principles, accounting policies, financial and accounting controls; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
The independent registered public accounting firm and management periodically will meet privately with the Audit Committee. We believe that the composition and functioning of the Audit Committee meets the requirements for independence under applicable Nasdaq listing standards.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with Social Capital Hedosophia Holdings Corp. V (“SCH”) on January 7, 2021. The Closing was completed on May 28, 2021, in conjunction with which SCH changed its name to SoFi Technologies, Inc. The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”. As a result of the Business Combination completed on May 28, 2021, share amounts presented for periods prior to the Business Combination for Social Finance, Inc. have been retroactively converted by application of the exchange ratio of 1.7428. For more information regarding the Business Combination, see our 2021 10-K.
This Compensation Discussion and Analysis provides information regarding the 2021 compensation program for our principal executive officer, our principal financial officer, and our three most highly-compensated executive officers (other than our principal executive officer and principal financial officer) who were serving as our executive officers at the end of the last completed fiscal year. These individuals are our “Named Executive Officers” or “NEOs”. For 2021, our Named Executive Officers were:
•Anthony Noto, our Chief Executive Officer (our “CEO”);
•Christopher Lapointe, our Chief Financial Officer;
•Michelle Gill, our Executive Vice President and Group Business Unit Leader — Lending and Capital Markets;
•Jennifer Nuckles, our Executive Vice President and Group Business Unit Leader — Relay, Lantern, Content, At Work, Partnerships & Protect; and
•Derek White, our Chief Executive Officer of Galileo and Head of SoFi International.
Executive Appointments
Mr. White was appointed our Chief Executive Officer of Galileo and Head of SoFi International effective June 1, 2021.
This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2021. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why we arrived at the specific compensation decisions for our Named Executive Officers in 2021 and discusses the key factors that were considered in determining their compensation.
Executive Summary
Who We Are
SoFi is a member-centric, one-stop shop for financial services that allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members”. Our mission is to help our members achieve financial independence in order to realize their ambitions. We have created an innovative financial services platform designed to offer best-in-class products to meet the broad objectives of our members and the lifecycle of their financial needs. An additional key element of our long-term strategy to better serve our members has been to secure a national bank charter, which we achieved through completing a rigorous regulatory approval process and through a strategic acquisition, allowing us to begin operating a national bank, SoFi Bank. In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services called SoFi At Work. We have continued to expand our platform capabilities for enterprises through strategic acquisitions.

Business Highlights
In fiscal 2021, we achieved the following:
•Closing the Business Combination in May 2021, through which we became a publicly traded company on Nasdaq;
•Record total net revenue of $985 million and record adjusted net revenue of $1 billion, up 74% and 63% over fiscal 2020, respectively;
•Net loss of $484 million and positive adjusted EBITDA of $30 million;
•Total members of 3.5 million at year end, reflecting 87% year over year growth; and
•Total products of 5.2 million, up 105% year over year.
Refer to “Non-GAAP Financial Measures” in our 2021 10-K for additional discussion of adjusted net revenue and adjusted EBITDA, which are non-GAAP financial measures, as well as reconciliations to the most directly comparable GAAP measures.
Executive Compensation Highlights
In fiscal 2021, the compensation of our Named Executive Officers was determined as follows:
•Base Salaries. The annual base salary of our CEO increased from $600,000 to $850,000, while certain other Named Executive Officers received annual base salary increases ranging from 11.1% to 12.5%. The annual base salary of Ms. Gill remained at its 2020 level of $500,000.
•Performance-Based Annual Cash Bonus Opportunities. The target annual cash bonus opportunities for our incumbent Named Executive Officers under the Annual Cash Bonus Plan were maintained at their 2020 levels.
•Annual Cash Bonus Payments. Under the Annual Cash Bonus Plan, participants were eligible to earn cash bonus payments based on our actual performance as measured against five pre-established Company Priorities, as well as their individual performance in fiscal 2021. Based on our achieving 100% of our Company Priorities and following an assessment of their individual performance, our CEO earned an annual cash bonus payment of $892,500, while our other Named Executive Officers earned annual cash bonus payments ranging from $260,000 to $515,000.
•Long-Term Incentive Compensation. Granted long-term incentive compensation opportunities in the form of performance-based restricted stock unit (“PSU”) awards that may be earned and settled for shares of our common stock with grant date fair values of approximately $94.2 million for our CEO and ranging from approximately $4.5 million to approximately $6.3 million for our other Named Executive Officers and time-based restricted stock unit (“RSU”) awards that may be settled for shares of our common stock with grant date fair values of approximately $7.0 million for our CEO and ranging in the aggregate from approximately $5.6 million to approximately $19.1 million for our other Named Executive Officers.
•Appointment of Chief Executive Officer of Galileo and Head of SoFi International. In connection with his appointment as our Chief Executive Officer of Galileo and Head of SoFi International effective June 1, 2021, we entered into an employment offer letter dated May 17, 2021 (the “White Offer Letter”) with Mr. White. Mr. White’s Offer Letter was negotiated on our behalf by our CEO and approved by our Board of Directors. In establishing his initial compensation arrangements, we took into consideration the requisite experience and skills that a qualified candidate would need to manage a growing business in a dynamic and ever-changing environment, the competitive market for similar positions at other comparable companies based on a review of compensation survey data, and the need to integrate him into the executive compensation structure that we had developed since our initial public offering of our equity securities, balancing both competitive and internal equity considerations. For a summary of the material terms and conditions of the White Offer Letter, see “Employment Arrangements” below.
Relationship Between Pay and Performance
We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our Named Executive Officers with the goal of aligning their interests with those of our stockholders. To ensure this alignment and to motivate and reward individual initiative and effort, we seek to ensure that a meaningful portion of our Named Executive Officers’ target annual total direct compensation opportunity is both variable in nature and “at-risk.”
We emphasize variable compensation that appropriately rewards our Named Executive Officers through two separate compensation elements:
•First, we provide the opportunity to participate in our annual bonus plan, which provides cash payments if we produce short-term financial, operational, and strategic results that meet or exceed pre-established corporate goals as determined by our Board of Directors, and includes the evaluation of certain individual contributions in achieving those goals.
•In addition, we grant both time-based RSU awards and PSU awards that may be settled for shares of our common stock, which in the aggregate comprise a majority of their target annual total direct compensation opportunities. The value of these equity awards depends entirely on the value of our common stock, thereby incentivizing our Named Executive Officers to build sustainable long-term value for the benefit of our stockholders.
These variable pay elements ensure that, each year, a substantial portion of our Named Executive Officers’ target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance.
In 2021, approximately 99% of our CEO’s target total direct compensation and approximately 97%, on average, of our other Named Executive Officers target total direct compensation (excluding Mr. White) consisted of “at risk”, variable compensation.
We believe that this design provides balanced incentives for our Named Executive Officers to execute our operational objectives and drive long-term growth. To ensure that we remain faithful to our compensation philosophy, the Compensation Committee regularly evaluates the relationship between the values of the equity awards granted to our Named Executive Officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years, and performance over this period.
Executive Compensation Policies and Practices
We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The Compensation Committee reviews our executive compensation program on an annual basis to ensure consistency with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation-related policies and practices that were in effect during fiscal 2021.
What We Do:
•Maintain an Independent Compensation Committee. The Compensation Committee is comprised solely of independent directors who determine our compensation policies and practices and who have established effective means for communicating with our stockholders regarding their executive compensation views and concerns.
•Retain an Independent Compensation Consultant. Since 2020, the Compensation Committee engaged its own compensation consultant to provide information, analysis, and other advice on executive compensation matters independent of management. This compensation consultant performed no other services for us during fiscal 2021.
•Annual Executive Compensation Review. The Compensation Committee reviews and approves our compensation strategy and program at least annually, including a review of any compensation peer group that it approves for comparative purposes.
•Compensation At-Risk. Our executive compensation program is designed so that a significant portion of our Named Executive Officers’ target total direct compensation is “at risk” based on corporate performance, as well as equity-based, to align the interests of our Named Executive Officers and stockholders.
•Use of “Pay-for-Performance” Philosophy. The majority of our Named Executive Officers’ target annual total direct compensation is directly linked to our financial results and our stock price performance.
•Multi-Year Vesting Requirements. The annual equity awards granted to our Named Executive Officers vest or are earned over multi-year periods, consistent with current market practice and our retention objectives.
•Maintain “Double-Trigger” Change-in-Control Arrangements. Each of our Named Executive Officers may be eligible to receive certain payments and/or other benefits, such as accelerated vesting of certain of their then-outstanding and unvested equity awards, under their employment agreement or employment offer letter in the event of a change in control of the Company. These are “double-trigger” arrangements; that is, they require both a change-in-control of the Company plus a qualifying termination of employment before payments and benefits are paid. In addition, all such payments and benefits are subject to the execution and delivery of an effective general release of claims in favor of the Company. Certain of our Named Executive Officers (our CEO, Mr. Lapointe and Ms. Gill) are eligible to receive accelerated vesting of all of their outstanding and unvested equity awards in the event of a change in control of the Company.
•Health and Welfare Benefits. Our Named Executive Officers participate in broad-based Company-sponsored health and welfare benefit programs on the same basis as our other employees.
•Succession Planning. We review the risks associated with our key executive officer positions to ensure adequate succession plans are in place.
What We Don’t Do:
•No Executive Retirement Plans. We do not currently offer, nor do we have plans to offer, defined benefit pension plans or any non-qualified deferred compensation plans or arrangements to our Named Executive Officers other than the plans and arrangements that are available to all our other employees. Our Named Executive Officers are eligible to participate in our Section 401(k) retirement savings plan on the same basis as our other employees.
•Limited Perquisites. We do not provide perquisites and other personal benefits to our Named Executive Officers, other than our CEO, which is discussed under the section titled “Perquisites and Other Personal Benefits”.
•No Tax Payments on Change-in-Control Arrangements. We do not provide any excise tax reimbursement payments (including “gross-ups”) on payments or benefits contingent upon a change in control of the Company.
•No Hedging or Pledging of our Securities. We prohibit our employees, including our executive officers, and the non-employee members of our Board of Directors from short-selling our stock, buying or selling puts or calls or other derivative securities on our stock, or hedging our stock or other securities, and prohibit our executive officers who are subject to Section 16 of the Securities Exchange Act of 1934 and the non-employee members of our Board of Directors from short-term trading, trading on margin, including holding our stock or other securities in a margin account; and pledging our stock or other securities as collateral for a loan unless both our Compliance Officer and our Board of Directors provide written approval.
•No Stock Option Re-pricing. We do not permit options to purchase shares of our common stock to be re-priced to a lower exercise price without the approval of our stockholders.
Executive Compensation Philosophy and Objectives
Our executive compensation program is designed to attract, retain, and motivate talented, deeply qualified, and committed individuals who believe in our mission, while rewarding employees for long-term value creation. In furtherance of this objective, our executive compensation program focuses on paying for performance where such compensation is aligned to our performance, in addition to individual contribution and impact. In addition, our long-term incentive compensation program uses equity awards to align executive compensation to the long-term interests of our stockholders by aligning executive compensation to our performance.
Our executive compensation philosophy seeks to promote a long-term commitment to the Company by our executive officers. We believe that there is great value to the Company in having a team of long-tenured, seasoned managers. Our team-focused culture and management processes are designed to foster this commitment. In addition, we rely on both service-based vesting and performance-based vesting to reinforce this long-term orientation.
While we are still evolving our compensation policies and practices, we strive for a fair, competitive, transparent, and equitable approach in recognizing and rewarding our executive officers. We take a principled approach in providing fair, relevant, and competitive compensation and benefits to a dynamic workforce with diverse needs. For our executive officers, we aim to balance short-term versus long-term compensation and fixed amounts of cash with variable incentive compensation.
Executive Compensation Design
The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our executive officers and stockholders and to link pay with performance. Prior to the Business Combination, when designing our executive compensation program, we considered the competitive market for corresponding positions within comparable geographic areas and companies of similar size and stage of development operating in our industry. This informal consideration was based on the general knowledge of our CEO regarding the compensation given to some of the executive officers of other companies in our industry through informal discussions with recruiting firms, research, and informal benchmarking against their personal knowledge of the competitive market. Our CEO approved compensation decisions for each executive officer on an individual basis after a thorough discussion of various factors, including any informal knowledge or data in his possession.
As we gain experience as a public company, we expect that the specific direction, emphasis, and components of our executive compensation program will continue to evolve as determined by the Compensation Committee. We have begun to transition to a more empirically-based approach that involves positioning our executive compensation against the competitive market based on an analysis of peer group data and broad-based executive compensation surveys.
Compensation-Setting Process
Role of Compensation Committee
Following the Business Combination, the Compensation Committee has been responsible for discharging the responsibilities of our Board of Directors relating to the compensation of our executive officers, including our Named Executive Officers and the non-employee members of our Board of Directors. The Compensation Committee has the overall responsibility for overseeing our compensation and benefits policies generally, and overseeing, evaluating, and approving the compensation plans, policies, and practices applicable to our executive officers.
The Compensation Committee evaluates and determines any recommended compensation adjustments or awards to our executive officers or recommends to our Board of Directors for final determination. As part of this review process, the Compensation Committee applies the objectives described above within the context of our overall compensation philosophy while simultaneously considering the compensation levels needed to ensure our executive compensation program remains competitive based on input from and market data provided by its compensation consultant. The Compensation Committee also evaluates whether we are meeting our retention objectives and the potential cost of replacing key executive officers. The Compensation Committee approved an RSU award for our then-incumbent Named Executive Officers, excluding our CEO, in its January 2021 meeting. In May 2021, the Compensation Committee pre-approved the compensation for Mr. White, who began employment on June 1, 2021. In August 2021, the Compensation Committee approved Mr. White’s grant of RSU awards. The independent members of our Board of Directors approved our CEO’s compensation in December 2020, as well as our CEO’s PSU award in June 2021 and RSU award in October 2021.
In carrying out its responsibilities, the Compensation Committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies, and makes decisions that it believes further our philosophy or aligns with developments in best compensation practices, and reviews the performance of our executive officers when making decisions with respect to their compensation.
The Compensation Committee’s authority, duties, and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted.
The Compensation Committee has retained a compensation consultant (as described below) to provide support in its review and assessment of our executive compensation program; however, the Compensation Committee exercises its own judgment in making final decisions with respect to the compensation of our Named Executive Officers.
Setting Target Total Direct Compensation
During the first quarter of each year, the Compensation Committee conducts a review of the compensation arrangements of our executive officers, including our Named Executive Officers. As part of this review, the Compensation Committee evaluates the base salary levels, annual cash bonus opportunities, and long-term incentive compensation opportunities of our executive officers, including our Named Executive Officers, and all related performance criteria.
The Compensation Committee does not establish a specific target for formulating the target annual total direct compensation opportunities of our executive officers. In making decisions about the compensation of our executive officers, including our Named Executive Officers, the members of the Compensation Committee rely on their general experience and subjective considerations of various factors (in combination with the guidance provided by the compensation consultant), including the following:
•our executive compensation program objectives;
•our performance against the financial, operational, and strategic objectives established by the Compensation Committee and our Board of Directors;
•each individual executive officer’s knowledge, skills, experience, qualifications, and tenure relative to other similarly situated executives at companies in the competitive market;
•the scope of each executive officer’s role and responsibilities compared to other similarly situated executives at the companies in the competitive market;
•the prior performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function and work as part of a team, all of which reflect our core values;
•the potential of each individual executive officer to contribute to our long-term financial, operational, and strategic objectives;

•our CEO’s compensation relative to that of our other executive officers, and compensation parity among our executive officers;
•our financial performance relative to our peers;
•the compensation practices of our compensation peer group and the companies in selected broad-based compensation surveys and the positioning of each executive officer’s compensation in a ranking of peer company compensation levels based on an analysis of competitive market data and selected broad-based compensation surveys; and
•the recommendations of our CEO with respect to the compensation of our executive officers (except with respect to his own compensation).
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer, including our Named Executive Officers. No single factor is determinative in setting compensation levels, nor is the impact of any individual factor on the determination of pay levels quantifiable.
The Compensation Committee neither weighs these factors in any predetermined manner, nor does it apply any formulas in developing its compensation decisions. The members of the Compensation Committee will consider this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each executive officer, and business judgment in making their decisions.
The Compensation Committee does not engage in formal benchmarking against other companies’ compensation programs or practices to set compensation levels or make specific compensation decisions with respect to our executive officers, including our Named Executive Officers. Instead, in making its determinations, the Compensation Committee will review information summarizing the compensation paid at a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment and more broad-based compensation surveys to gain a general understanding of market compensation levels.
Role of Management
In discharging its responsibilities, the Compensation Committee works with members of our management, including our CEO. Our management assists the Compensation Committee by providing information on corporate and individual performance, market compensation data, and management’s perspective on compensation matters. The Compensation Committee solicits and reviews our CEO’s proposals with respect to program structures, as well as his recommendations for adjustments to annual cash compensation, long-term incentive compensation opportunities, and other compensation-related matters for our executive officers (except with respect to his own compensation).
At least once each year, our CEO reviews the performance of our other executive officers, including our other Named Executive Officers, based on such individual’s level of success in accomplishing the business objectives established for him or her for the prior year and his or her overall performance during that year, and then makes recommendations to the Compensation Committee. The Compensation Committee reviews and discusses his proposals and recommendations with our CEO and considers them as one factor in determining and approving the compensation of our executive officers. Our CEO generally attends meetings of our Board of Directors and the Compensation Committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation.
Role of Compensation Consultant
The Compensation Committee has the sole authority to retain an external compensation consultant to assist it by providing information, analysis, and other advice relating to the compensation of our executive officers, including our Named Executive Officers, including the authority to approve the consultant’s reasonable fees and other retention terms. The compensation consultant reports directly to the Compensation Committee and its chair, and serves at the discretion of the Compensation Committee, which reviews the engagement annually.
During fiscal 2020, the Compensation Committee engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to serve as the Compensation Committee’s compensation consultant to advise on executive compensation matters, including competitive market pay practices for our executive officers, including our Named Executive Officers, and with data analysis and selection of the compensation peer group.
During fiscal 2021, Compensia attended the meetings of the Compensation Committee (both with and without management present) as requested and provided various services including the analysis and selection of our compensation peer group, the review and analysis for certain long-term incentive compensation opportunities for our executive officers, and the development of tools for the efficient administration of the Compensation Committee. The terms of Compensia’s engagement includes reporting directly to the Compensation Committee chair. Compensia also coordinated with our management for data collection and informal market comparisons for our Named Executive Officers. In fiscal 2021, Compensia did not provide any other services to us.
The Compensation Committee has evaluated its relationship with Compensia to ensure that it believes that such firm is independent from management. This review process included a review of the services that such compensation consultant provided, the quality of those services and the fees associated with the services provided during fiscal 2021. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4), Rule 5605(d)(3)(D) of the NASDAQ Marketplace Rules, and such other factors as were deemed relevant under the circumstances, the Compensation Committee has determined that no conflict of interest was raised as a result of the work performed by Compensia.
Competitive Positioning
The Compensation Committee believes that peer group comparisons are useful guides to evaluate the competitiveness of our executive compensation program and related policies and practices. For purposes of assessing our executive compensation against the competitive market, the Compensation Committee reviews and considers the compensation levels and practices of a select group of peer companies. This compensation peer group consists of technology and financial services companies that are similar to us in terms of market capitalization and scope of business. The competitive data drawn from this compensation peer group is one of several factors that the Compensation Committee considers in making its decisions with respect to the compensation of our Named Executive Officers.
A compensation peer group was not used in setting the fiscal 2021 annual base salaries, the fiscal 2021 target annual cash bonus opportunities, and certain RSU awards for our executive officers, including our Named Executive Officers. Instead, for these compensation components, competitive market positioning was analyzed and determined by our CEO and our Board of Directors using data drawn from the Radford Global Technology Survey looking at companies with annual revenues in excess of $1 billion. Our PSU awards for our Named Executive Officers, other than our CEO, were determined by our CEO and approved by the Compensation Committee and were determined by considering the current value of other unvested awards by each Named Executive Officer. The PSU award for our CEO was approved by the independent members of our Board of Directors and was determined as part of the Business Combination.
In May 2021, the Compensation Committee approved a compensation peer group with the assistance of Compensia to analyze the compensation of our Named Executive Officers. In identifying and selecting the companies to comprise the compensation peer group, Compensia considered the following primary criteria:
•publicly-traded companies headquartered in the United States;
•technology companies with a direct to consumer business model, as well as companies with which we compete for executive talent;
•companies within an annual revenue range of $2 billion or more;

•companies within a market capitalization range of $10 billion or more;
•technology companies with a three to five-year revenue compound annual growth rate of 25% or more;
•companies with a return on invested capital of 25% or more;
•companies with a return on equity of 20% to 25% or more;
•companies with a global employee population of 2,000 to 3,000 or more; and
•companies with diversified financial statements.
After evaluating the proposed peer companies against these criteria, the Compensation Committee approved the following compensation peer group for the rest of fiscal 2021 and its impending status as a public company:

Affirm Holdings	Pinterest
Black Knight	Redfin
Carvana	Rocket Companies
The Charles Schwab Company	Root
Etsy	Square
First Republic Bank	SVB Financial Group
Interactive Brokers Group	The Trade Desk
Intuit	Twitter
LendingTree	Uber Technologies
Opendoor Technologies	Upstart Holdings
Peloton Interactive	Zillow Group
The Compensation Committee uses data drawn from the companies in our compensation peer group, as well as data drawn from a custom cut of the Radford Global Technology Survey (which contained 19 of the 22 peer group companies), to evaluate the competitive market when determining the total direct compensation packages for our Named Executive Officers, including base salary, target annual cash bonus opportunities, and long-term incentive compensation opportunities.
The Compensation Committee reviews our compensation peer group at least annually and makes adjustments to its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group.

Compensation Elements
Generally, our executive compensation program consists of three principal elements — base salary, annual cash bonus opportunities, and long-term incentive compensation in the form of equity awards. It also includes participation in our broad-based health and welfare benefit programs.

Element	Type of Element	Compensation Element	Objective
Base Salary	Fixed	Cash	Designed to attract and retain executives by providing a competitive fixed amount of cash compensation based on the executive’s role, prior experience, and expected contributions to the Company
Annual Cash Bonuses	Variable	Cash	Designed to motivate our executives to achieve business objectives tied to specific Company metrics and which are aligned to our annual priorities, with the payout opportunity based on Company and individual performance
Long Term Incentive Compensation	Variable	Equity awards in the form of RSU awards that may be settled for shares of our common stock	Designed to align the interests of our executives and our stockholders while helping to attract and retain talented leaders by paying for performance
We also provide certain post-employment compensation (severance and change in control) payments and benefits that are consistent with our view of competitive market practices, and other benefits, such as health and welfare programs, including a Section 401(k) Plan. In general, our executive officers participate in the standard employee health and welfare benefit programs available to our employees generally.
Base Salary
Base salary represents the fixed portion of the compensation of our executive officers, including our Named Executive Officers, and is a critical element of compensation intended to attract and retain highly talented individuals. Generally, the base salary for each executive officer is intended to provide a fixed amount of cash compensation that is based on his or her individual role, experience, and expected contributions to the Company. Base salary is also designed to provide our Named Executive Officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance.
Prior to the Business Combination, our CEO in collaboration with our People Team and the Compensation Committee reviewed and determined the annual base salaries of our executive officers, including our Named Executive Officers, taking into account each executive officer’s position, qualifications, experience, prior salary level, and the base salaries of our other executive officers and our compensation objectives. Our CEO also took into consideration competitive market data contained in the Radford Global Technology Survey (for companies with revenues in excess of $1 billion) in addition to our executive officers’ experience in the industry with reference to the base salaries of similarly-situated executives in other companies of similar stage of development operating in our industry. Our CEO’s annual base salary was determined by the independent members of our Board of Directors.
In the first quarter of 2021, our CEO reviewed the annual base salaries of our then-incumbent executive officers, including our then-incumbent Named Executive Officers, taking into account the factors described above and the Radford market data. Following this review, our CEO determined to adjust the base salaries of certain of our executive officers, including certain of our Named Executive Officers, to reflect the executive officer’s performance and prevailing market conditions. Similarly, the independent members of our Board of Directors reviewed the annual base salary of our CEO in December 2020 and determined to increase his base salary to reflect, among other things, his performance and anticipated role and responsibilities as the chief executive officer of a publicly-traded company.

The base salaries of our then-incumbent Named Executive Officers as determined for fiscal 2021 were as follows:

Named Executive Officer	2020 Base Salary ($)		2021 Base Salary ($)(2)	Percentage Adjustment
Mr. Noto	600,000	(1)	850,000	41.7%
Mr. Lapointe	450,000		500,000	11.1%
Ms. Gill	500,000		500,000	—%
Ms. Nuckles	400,000		450,000	12.5%
__________________
(1)In May 2020, Mr. Noto voluntarily forfeited his annual base salary for the remainder of the fiscal year in response to the global COVID-19 pandemic and macroeconomic uncertainty.
(2)The annual base salary increase for Mr. Noto was effective January 1, 2021 and the annual base salary increases for Mr. Lapointe and Ms. Nuckles were effective March 22, 2021.
Subsequently, in connection with his appointment as our Chief Executive Officer of Galileo and Head of SoFi International effective June 1, 2021, the Compensation Committee approved an initial annual base salary for Mr. White of $500,000.
Going forward, the Compensation Committee will review and adjust the annual base salaries of our executive officers, including our Named Executive Officers, as part of its annual review of our executive compensation program.
The base salaries paid to our Named Executive Officers during fiscal 2021 are set forth in the “2021 Summary Compensation Table” below.
Annual Cash Bonus Plan
We provide our executive officers, including our Named Executive Officers, with the opportunity to earn annual cash bonuses that are intended to encourage the achievement of corporate performance goals. At the end of the year, our CEO determines whether cash bonuses will be awarded for the previous year and, if so, the percentage of the “Company Achievement Target” that has been met. The Company Achievement Target represents the Company-wide bonus funding as determined based on the achievement of key Company performance objectives, or “Company Priorities”, as set by our Board of Directors on an annual basis. The bonus pool is determined by the percentage of the Company Achievement Target actually met, multiplied by the aggregate target annual cash bonus opportunities of all eligible participants. To be eligible to receive an annual cash bonus payment, a participant, including a Named Executive Officer, must be employed by us on the last calendar day of the applicable plan period, in this case, December 31, 2021.
Cash bonus payments for our executive officers are based on both Company and individual performance as determined by our CEO. In the case of our CEO, the Compensation Committee makes a recommendation to the independent members of our Board of Directors, which determines whether he will receive a cash bonus payment.
The individual components of the Annual Cash Bonus Plan discussed below were chosen because the Compensation Committee believes each component properly and effectively motivates each Named Executive Officer to achieve the Company’s predetermined corporate goals.
Target Annual Bonus Opportunities
Each eligible participant in our Annual Cash Bonus Plan is assigned a target annual cash bonus opportunity, expressed as a percentage of his or her annual base salary. The annual bonus pool is calculated as the sum of all eligible target annual cash bonus opportunities.
In the first quarter of 2021, our CEO reviewed the target annual cash bonus opportunities of our then-incumbent executive officers, including our then-incumbent Named Executive Officers, taking into account the factors described in “Base Salary” above and the Radford market data. Following this review, our CEO determined to adjust the target annual cash bonus opportunities of certain of our executive officers, although the target annual cash bonus opportunities of our Named Executive Officers were maintained at their 2020 levels. Similarly, the independent members of our Board of Directors reviewed the target annual cash bonus opportunity of our CEO and determined to maintain his target annual cash bonus opportunity at its 2020 level.
The target annual cash bonus opportunities of our then-incumbent Named Executive Officers for fiscal 2021, as a percentage of annual base salary, were as follows:

Named Executive Officer	2020 Target Annual Cash Bonus (as a percentage of base salary)	2021 Target Annual Cash Bonus (as a percentage of base salary)
Mr. Noto	100%	100%
Mr. Lapointe	100%	100%
Ms. Gill	100%	100%
Ms. Nuckles	100%	100%
Subsequently, in connection with his appointment as our Chief Executive Officer of Galileo and Head of SoFi International effective June 1, 2021, the Compensation Committee approved an initial target annual cash bonus opportunity for Mr. White equal to 100% of his annual base salary, or $296,154, as pro-rated for his partial year of service in fiscal 2021.
Corporate Performance Objectives
Key Company performance objectives, or “Company Priorities,” as set by our Board of Directors on an annual basis, are weighted to determine Company-wide bonus funding. In determining the appropriate weight to apply with respect to each Company Priority, our CEO and the Compensation Committee consider the performance metrics that he or they believe are most impactful to our overall corporate performance. These “Company Priorities” are weighted by our CEO in making annual bonus determinations for our executive officers, including our Named Executive Officers. For fiscal 2021, the following table sets forth for each Company Priority the weight distribution and target performance levels that were established for that Company Priority, the actual performance achieved, and the payment determination made by the CEO and the Compensation Committee in their discretion:

Company Priority	Weighting	Target Performance	Actual Performance	Achievement	Payout	Weighted Payout
Adjusted Net Revenue ($ in millions)	30%	$980	$1,010	103%	100%	30%
Adjusted EBITDA ($ in millions)	30%	$27	$30	111%	110%	33%
Change in NPS(1)	13.33%	13	7	54%	50%	7%
Net New Total Members (in thousands)	13.33%	1,190	1,609	135%	115%	15%
Net New Total Multi-Product Members (in thousands)	13.33%	430	602	140%	115%	15%
Total	100%					100%
__________________
(1)“NPS” is defined as “Net Promoter Score” and is a metric commonly used to measure the loyalty or satisfaction of customers to a company or a particular product. NPS scores are measured with a single question survey and are reported with a number ranging from -100 to +100, with a higher score being desirable. Our NPS question is aimed at discerning our general brand perception and whether or not the survey participants, who are self-stated SoFi members, would recommend us to a friend or colleague. Our NPS is used by us as an indicator of the satisfaction of our members relative to the satisfaction of our competitors' customers with our competitors.
The financial Company Priorities used for purposes of the Annual Bonus Plan included “Adjusted Net Revenue” and “Adjusted EBITDA”, which are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” in our 2021 10-K for additional discussion of adjusted net revenue and adjusted EBITDA, which are non-GAAP financial measures, as well as reconciliations to the most directly comparable GAAP measures.
For purposes of funding the bonus pool, we determine the actual performance for each Company Priority to be at least 50% and we determine each Company Priority’s target as fully satisfied to the extent that 80% of the

Company Priority’s Target Performance is deemed actually achieved. When actual performance is less than 80% of the Target Performance or in excess of 100% of the Target Performance, our CEO and the Compensation Committee, in their discretion, determine the amount by which the performance condition for such Company Priority has been satisfied and, ultimately, the amount of the bonus pool that is funded.
Individual Performance
Our CEO has the discretion to determine the level of achievement of each of our executive officers, including our Named Executive Officers, other than himself, which determination is made by the independent members of our Board of Directors, based upon his quantitative evaluation of whether the Company Priorities were met and the impact of his or her performance on the overall corporate objectives. Our CEO retains discretion over the ultimate annual bonus determinations. In addition, our CEO may adjust bonuses payable to executive officers (other than himself) due to extraordinary or nonrecurring events, such as significant financings, equity offerings, or acquisitions. We believe that establishing cash bonus opportunities helps us attract and retain qualified and highly skilled executive officers. These annual cash bonuses are intended to reward our executive officers who have a positive impact on corporate results while simultaneously providing sufficient discretion to permit the reduction of excessive compensation that may result without having achieved comparable corporate results.
Annual Cash Bonus Plan Payments
In February 2022, our CEO and the Compensation Committee evaluated our actual performance against the Company Priorities and determined that we had achieved such goals at 100% of their target level.
In addition, our CEO assessed the individual performance of each of our executive officers, including our other Named Executive Officers, and provided these assessments to the Compensation Committee. The Compensation Committee reviewed our CEOs assessments and exercised its discretion to determine the individual performance of Mr. Lapointe, Ms. Gill, Ms. Nuckles, and Mr. White. The independent members of our Board of Directors exercised their discretion to assess the individual performance of our CEO.
For each of our Named Executive Officers, their annual cash bonus payment was determined by taking into consideration our percentage achievement of the Company Priorities, as well as their individual performance; by the Compensation Committee in the case of our other Named Executive Officers and by the independent members of our Board of Directors in the case of our CEO. In view of such assessments, our Named Executive Officers received the following annual cash bonus payments for fiscal 2021:

Named Executive Officer	2021 Target Annual Cash Bonus (as a percentage of base salary)	2021 Target Annual Cash Bonus ($)(1)	2021 Actual Annual Cash Bonus Payment ($)	Payment Percentage
Mr. Noto	100%	850,000	892,500	105%
Mr. Lapointe	100%	489,423	515,000	105%
Ms. Gill	100%	500,000	515,000	103%
Ms. Nuckles	100%	439,423	395,000	90%
Mr. White	100%	296,154	260,000	88%
__________________
(1)For Mr. Lapointe and Ms. Nuckles, the amount presented for the annual cash bonus target differs from the 100% of base salary target due to a base salary increase during fiscal 2021. For Mr. White, the annual cash bonus target differs from the 100% of base salary target due to his partial year of service during fiscal 2021. In all cases, the dollar values included above reflect 100% of each Named Executive Officer’s base salary earned in fiscal 2021.
The annual bonuses awarded to our Named Executive Officers for fiscal 2021 are set forth in the “2021 Summary Compensation Table” below.
Long-Term Equity Incentive Compensation
As a technology company that encounters significant competition for qualified personnel, long-term incentive compensation plays a critical role in our ability to attract, hire, motivate, and reward qualified and experienced executive officers. The use of long-term incentive compensation in the form of equity awards is necessary for us to compete for qualified executive officers without significantly increasing cash compensation and is the most important element of our executive compensation program. We use equity awards to incentivize and reward our executive officers for long-term corporate performance based on the value of our common stock and, thereby, to align their interests with the interests of our stockholders. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our executive officers to create value for our stockholders. Equity awards also help us retain our executive officers in a highly competitive market.
In fiscal 2021, we used both time-based RSU awards and, following the Business Combination, PSU awards that may be settled for shares of our common stock to motivate and reward our executive officers, including our Named Executive Officers, for long-term increases in the value of our common stock. We view these equity awards, whether the awards are subject to time-based vesting requirements or are to be earned based on the attainment of specific performance objectives over a multi-year performance period, as inherently variable since the grant date fair value of these awards may not necessarily be indicative of their value when, and if, the units underlying these awards vest or are earned. Since RSU awards have value to the recipient even in the absence of stock price appreciation, we believe that we are able to incentivize and retain our executive officers using fewer shares of our common stock than would be necessary if we used stock options exclusively to provide an equity stake in the Company. Further, since the value of RSU awards increases with any increase in the value of the underlying shares, RSU awards also provide incentives to our executive officers that are aligned with the interests of our stockholders. We believe that PSU awards also serve as an effective source of motivation for our executive officers to drive our financial performance. In addition, PSU awards provide a direct link between compensation and stockholder return, thereby motivating our executive officers to focus on and strive to achieve both our annual and long-term financial and strategic objectives.
We have not applied a rigid formula in determining the size of the equity awards to be granted to our executive officers, including our Named Executive Officers. Instead, in making these decisions prior to the Business Combination, our CEO in collaboration with our People Team and the Compensation Committee reviewed and determined the size of the equity awards of our executive officers, including our Named Executive Officers, taking into account each executive officer’s position, qualifications, experience, his or her outstanding equity holdings (including the current value of his or her unvested equity holdings and the ability of these unvested holdings to satisfy our retention objectives), the projected impact of the proposed awards on our earnings, the proportion of our total shares outstanding used for annual employee long-term incentive compensation awards (our “burn rate”) in relation to the annual burn rate ranges of comparable companies, and the potential voting power dilution to our stockholders in relation to the median practice of comparable companies and our compensation objectives. Our CEO also took into consideration competitive market data contained in the Radford Global Technology Survey (for companies with revenues in excess of $1 billion) in addition to our executive officers’ experience in the industry with reference to the equity awards granted to similarly-situated executives in other companies of similar stage of development operating in our industry. The equity awards granted to our CEO were determined by the independent members of our Board of Directors. Based upon these factors, our CEO (and, in the case of our CEO, the independent members of our Board of Directors) would determine the size of each award at levels considered appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.
January RSU Awards to Certain Named Executive Officers
In January 2021, after taking into consideration the competitive market data contained in the Radford Global Technology Survey (for companies with revenues in excess of $1 billion) and the other factors described above, our CEO recommended to the Compensation Committee that time-based RSU awards be granted to certain of our executive officers, including certain of our Named Executive Officers. After reviewing the information provided by our CEO and confirming the fair market value of our common stock, the Compensation Committee approved the grant of RSU awards to the identified executive officers under the 2011 Stock Option and Incentive Plan. The RSU awards granted to our then-incumbent Named Executive Officers in January 2021 were as follows:

Named Executive Officer	RSU Awards (number of units)	Aggregate Equity Awards (grant date fair value) ($)
Mr. Lapointe	275,113	5,645,319
Ms. Gill	699,596	14,355,710
Ms. Nuckles	485,493	9,962,316
Each unit granted pursuant to the RSU awards represents a contingent right to receive one share of our common stock for each unit that vests.
June PSU Award to Mr. Noto
In June 2021, the Compensation Committee granted a PSU award for 6,428,578 units to our CEO pursuant to the 2021 Plan (the “Noto PSU Award”). The Noto PSU Award is to be earned and vest, if at all, during the period commencing on the first anniversary of the Business Combination and ending on the fifth such anniversary, subject to: (i) the achievement of specified performance goals including the volume-weighted average closing price of our common stock being equal to $25.00, $35.00, and $45.00, respectively (each, a “Target Hurdle”), over a 90-trading day period; (ii) now that the Company is a bank holding company, maintaining certain minimum standards applicable to bank holding companies; and (iii) and our CEO’s continued employment with us on each vesting date.
The Noto PSU award vests in increments of one-third of the total number of units as each Target Hurdle is achieved over a 90-day trading period. In the event of a “sale event” (as defined in the 2021 Plan), the Noto PSU award may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions. Each unit granted pursuant to the Noto PSU Award represents a contingent right to receive one share of our common stock for each unit that is earned and vests.
August PSU Awards to Certain Named Executive Officers
In August 2021, the Compensation Committee granted PSU awards to certain of our executive officers, including certain of our Named Executive Officers, pursuant to the 2021 Plan. The PSU awards granted to our then-incumbent Named Executive Officers in August 2021 were as follows:

Named Executive Officer	PSU Awards (number of units)	Aggregate Equity Awards (grant date fair value) ($)
Mr. Lapointe	830,890	6,262,141
Ms. Gill	601,173	4,530,840
Ms. Nuckles	684,262	5,157,055
Mr. White	750,000	5,652,500
These PSU awards (which have a five-year term) are to be earned and vest, if at all, during the period commencing on the first anniversary of the Business Combination (as defined above) and ending on the fifth such anniversary (the “Measurement Period”), subject to: (i) the achievement of specified performance goals including (i) the volume-weighted average closing price of our common stock being equal to $25.00, $35.00, and $45.00, respectively, (each, a “Target Hurdle”), over a 90-trading day period during the Measurement Period; (ii) now that the Company is a bank holding company, maintaining certain minimum standards applicable to bank holding companies; and (iii) a PSU award recipient’s continued employment with us on each vesting date.
These PSU awards vest in increments of one-third of the total number of units as each Target Hurdle is achieved over a 90-day trading period. In the event of a “sale event” (as defined in the 2021 Plan), a proportionate number of units (33% for each respective Target Hurdle) will vest if the per share value in the sale event exceeds the respective Target Hurdle. If the per share value in the sale event is less than any applicable target price, the corresponding units will terminate without consideration. Each unit granted pursuant to these PSU awards represents a contingent right to receive one share of our common stock for each unit that is earned and vests.
October RSU Award to Mr. Noto
In October 2021, our Board of Directors granted an RSU award for 330,905 units to our CEO pursuant to the 2021 Plan. This RSU award vests in 2023 as to 165,451 units in four equal quarterly tranches on each subsequent three-month anniversary of December 14, 2022 (the “Vesting Commencement Date”) and in 2024 as to 165,454 units in four equal quarterly tranches each subsequent three-month anniversary of the Vesting Commencement Date, for so long as his “Service Relationship” (as defined in the 2021 Plan) does not terminate. Each unit granted pursuant to the RSU award represents a contingent right to receive one share of our common stock for each unit that vests.
The equity awards granted to our Named Executive Officers during fiscal 2021 are set forth in the “2021 Summary Compensation Table” and the “2021 Grants of Plan-Based Awards Table” below.
Health and Welfare Benefits
Our Named Executive Officers are eligible to participate in the same employee benefit plans, and on the same terms and conditions, as all our other eligible employees. These benefits include medical, dental, and vision insurance, vacation, personal holidays, and sick days, basic life insurance and supplemental life insurance, short-term and long-term disability insurance, and a Section 401(k) retirement savings plan (the “Section 401(k) Plan”).
Our Section 401(k) Plan provides eligible U.S. employees, including our Named Executive Officers, with an opportunity to save for retirement on a tax-advantaged basis. Under the Section 401(k) Plan, eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Internal Revenue Service. Our employees’ pre-tax contributions are allocated to each participant’s individual account and participants are immediately and fully vested in their contributions. The Section 401(k) Plan is intended to be qualified under Section 401(a) of the Internal Revenue Code (the “Code”) with the Section 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code. The Section 401(k) Plan does not permit us to make matching contributions or profit-sharing contributions to eligible participants at this time and would need to be amended to add such benefits.
We believe these benefits are generally consistent with those offered by other companies and specifically those companies with which we compete for employees. We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not generally provide perquisites or other personal benefits to our Named Executive Officers, other than to our CEO as discussed below, except as generally made available to our employees or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. During fiscal 2021, our Named Executive Officers, other than our CEO, did not receive perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual.
In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.
Because of the high visibility of our company, our Board of Directors authorized a security program for the protection of our CEO based on ongoing assessments of risk. We require these security measures for our benefit because of the importance of our CEO to SoFi, and we believe the costs of our security program are necessary and appropriate business expenses since they arise from the nature of our CEO’s employment at SoFi. We provide residential security services to Mr. Noto as our CEO. Although we view the security services provided to our CEO as necessary and appropriate business expenses, and none of the security-related services we provide constitutes taxable income for our CEO, we reported the aggregate incremental cost of these services in the “All Other Compensation” column of the “2021 Summary Compensation Table.”
Employment Arrangements
We have entered into a written employment agreement with our CEO and written employment offer letters with each of our other Named Executive Officers. Each of these agreements was approved on our behalf by our Board of Directors and/or the Compensation Committee. We believe that these arrangements were necessary to secure the service of these individuals in a highly competitive job market. As a condition to entering into the employment agreement with Mr. Noto and the employment offer letters with our other Named Executive Officers, each Named Executive Officer is subject to our standard confidential information and invention assignment agreement.
In filling each of our Named Executive Officer positions, we recognized the need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market. At the same time, in formulating these compensation packages, we were sensitive to the need to integrate these individuals into the executive compensation structure that we were seeking to develop, balancing both competitive and internal equity considerations.
Each of these employment arrangements does not have a specific term, provides for “at will” employment (meaning that either we or the Named Executive Officer may terminate the employment relationship at any time without cause) and generally set forth the Named Executive Officer’s initial base salary, a target annual cash bonus opportunity, the grant of one or more equity awards by our Board of Directors or the Compensation Committee, and eligibility to participate in our employee benefit plans and programs in effect for similarly situated employees during his or her employment.
Each of these employment agreements or employment offer letters contain provisions for certain payments and benefits in the event of certain qualifying terminations of employment, including a termination of employment following a change in control of the Company. These post-employment compensation arrangements are discussed in “Post-Employment Compensation Arrangements” below.
For a detailed descriptions of the employment arrangements with our Named Executive Officers, see “Employment Arrangements” below.
Post-Employment Compensation Arrangements
We have entered into an employment agreement with our CEO and employment offer letters with each of our Named Executive Officers which provide for certain protections in the event of certain involuntary terminations of employment, including a termination of employment in connection with a change in control of the Company, in exchange for a general release of claims in favor of the Company.
In addition, in the case of Mr. Noto, Mr. Lapointe and Ms. Gill, all equity awards are subject to automatic accelerated vesting upon a change in Control of the Company if such awards are otherwise to be cancelled for no consideration upon the change in control.
We believe these post-employment compensation arrangements provide reasonable compensation in the form of severance pay and certain limited benefits to the Named Executive Officer if he or she leaves our employ under certain circumstances to facilitate his or her transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing Named Executive Officer to sign a general release of all claims as a condition to receiving post-employment compensation payments or benefits. We believe that these agreements help maintain our Named Executive Officers’ continued focus on their assigned duties to maximize stockholder value if there is a potential change in control transaction and mitigate the risk of subsequent disputes or litigation. The terms and conditions of these agreements were approved by our Board of Directors.

Under the post-employment compensation provisions, all payments and benefits in the event of a change in control of us are payable only if there is a connected loss of employment by a Named Executive Officer (a so-called “double-trigger” arrangement). We use this double-trigger arrangement to protect against the loss of retention value following a change in control of the Company and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of the transaction.
We are not obligated to provide excise tax payments, which we refer to as gross-ups, to any of our executive officers, including our Named Executive Officers.
We believe that having in place reasonable and competitive post-employment compensation arrangements, including in the event of a change in control, are essential to attracting and retaining highly-qualified executive officers. The Compensation Committee does not consider the specific amounts payable under the post-employment compensation arrangements when determining our Named Executive Officers’ compensation. We do believe, however, that these arrangements are necessary to offer competitive compensation packages.
In the case of Ms. Nuckles, in the event of certain involuntary terminations of employment in connection with a change in control of the Company, she is entitled to accelerated vesting of 50% of the units subject to her then-outstanding unvested RSU awards.
In the case of Mr. White, in the event of certain involuntary terminations of employment in connection with a change in control of the Company, he is entitled to accelerated vesting of 100% of the units subject to his then-outstanding unvested RSU awards.
For descriptions of the post-employment compensation arrangements of our Named Executive Officers, as well as an estimate of the potential payments and benefits payable under these arrangements, see “Potential Payments upon Termination or Change in Control” below.
Other Compensation Policies
Prohibition on Hedging and Pledging of Securities
Under our Insider Trading Policy, our employees, including officers, and the non-employee members of our Board of Directors, including any person’s spouse, other persons living in such person’s household and minor children and entities over which such person exercises control, are prohibited from engaging in the following transactions in our stock and other securities:
•Short sales of our stock and other securities;
•Options trading, including buying or selling puts or calls or other derivative securities on our stock and other securities; and
•Hedging, including entering into hedging or monetization transactions or similar arrangements with respect to our stock and other securities.
In addition, our executive officers who are subject to Section 16 of the Securities Exchange Act of 1934 and the non-employee members of our Board of Directors, including any person’s spouse, other persons living in such person’s household and minor children and entities over which such person exercises control, are additionally prohibited from engaging in the following transactions in our stock and other securities:
•Trading on margin, including holding our stock or other securities in a margin account; and
•Pledging our stock or other securities as collateral for a loan unless both our Compliance Officer and our Board of Directors provide written approval.
Tax and Accounting Considerations
The Compensation Committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.

Deductibility of Executive Compensation
For federal income tax purposes, publicly-traded companies may be prohibited from deducting employee enumeration in excess of $1 million paid to certain “covered employees”, which may include certain Named Executive Officers, including, but not limited to, our Chief Executive Officer and Chief Financial Officer, under Section 162(m) of the Code. Even if Section 162(m) may limit the compensation deduction, our Board of Directors and the Compensation Committee believe our compensation policies and practices should be designed to help us meet our established goals and objectives. While the Compensation Committee considers the impact of the Section 162(m) deduction limitation, it continues to compensate our executive officers, including our Named Executive Officers, in a manner that is in the best interest of our stockholders and reserves the right to make compensation decisions that may not be deductible under Section 162(m) where the Compensation Committee determines the compensation to be appropriate and in the best interests of the Company and our stockholders.
Accounting for Stock-Based Compensation
The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is ASC Topic 718, the standard which governs the accounting treatment of certain stock-based compensation. Among other things, ASC Topic 718 requires us to record compensation expense in our income statement for all equity awards granted to our executive officers and other employees. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule). This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee consists of Michael Bingle, Richard Costolo, Clara Liang and Carlos Medeiros, with Michael Bingle serving as the chair of the committee. None of the members of the Compensation Committee is currently or has been at any time one of our officers or employees. No executive officer currently serves, or has served during the last year, as a member of our Board of Directors or Compensation Committee of any entity, other than SoFi Technologies, that has one or more executive officers serving as a member of our Board of Directors.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K.
Submitted by the Compensation Committee of the Board of Directors:
Michael Bingle (Chair)
Richard Costolo
Clara Liang
Carlos Medeiros
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of SoFi under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE COMPENSATION
As a result of the Business Combination completed on May 28, 2021, share and per share amounts presented for periods prior to the Business Combination for Social Finance, Inc. have been retroactively converted by application of the exchange ratio of 1.7428.
2021 Summary Compensation Table
The following table sets forth information with respect to compensation awarded to, earned by, or paid to our NEOs during the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Anthony Noto	2021	850,000	—	101,187,079	892,500	68,531	102,998,110
Chief Executive Officer	2020	215,342	—	52,118,397	1,200,000	—	53,533,739
Christopher Lapointe	2021	489,423	—	11,907,460	515,000	—	12,911,883
Chief Financial Officer	2020	379,781	150,000	9,376,800	675,000	—	10,581,581
Michelle Gill	2021	500,000	—	18,886,550	515,000	—	19,901,550
EVP and Group Business Leader – Lending and Capital Markets	2020	500,000	—	12,937,052	675,000	—	14,112,052
Jennifer Nuckles	2021	439,423	—	15,119,371	395,000	—	15,953,794
EVP and Group Business Leader – Relay, Lantern, Content, At Work, Partnerships & Protect	2020	390,437	—	3,229,120	485,000	—	4,104,557
Derek White	2021	296,154	2,000,000	24,784,073	260,000	—	27,340,227
Chief Executive Officer of Galileo and Head of SoFi International
__________________
(1)In May 2020, Mr. Noto voluntarily forfeited his salary for the remainder of the fiscal year in response to the global COVID-19 pandemic and macroeconomic uncertainty. Effective January 1, 2021, Mr. Noto’s annual salary increased from $600,000 to $850,000. In September 2020, Mr. Lapointe was appointed as Chief Financial Officer, for which his annual salary increased to $450,000. In March 2021, Mr. Lapointe’s annual salary increased to $500,000. In March 2020, Ms. Nuckles was promoted to Executive Vice President & Group Business Leader — Relay, Lantern, Content, At Work, Partnerships & Protect, for which her annual salary increased to $400,000. In March 2021, Ms. Nuckles’ annual salary increased to $450,000.
(2)Includes the amount of discretionary bonuses paid to certain of our NEOs. Awards were paid as follows:
•2021. Mr. White received a discretionary new hire bonus.
•2020. Mr. Lapointe served as interim Chief Financial Officer from April 1, 2020 through September 13, 2020, for which he received a discretionary bonus of $25,000 per month during that time.
(3)For awards granted to the NEOs in each respective year, the amount presented represents the aggregate of the grant date fair value of RSUs and, for 2021, the value of the PSU awards as calculated in accordance with ASC 718, Compensation — Stock Compensation, and disregarding any estimate of forfeitures related to service-based vesting conditions. For Ms. Gill, a portion of the stock awards granted during 2020 were associated with a tender offer for certain employees to exchange stock options for RSUs. The canceled stock options were granted to Ms. Gill in prior years. There was no incremental fair value obtained by Ms. Gill based on the modification. The assumptions that were used to calculate the grant date fair values of stock awards are disclosed in our 2021 10-K.
(4)Includes annual cash incentive bonuses earned by the NEOs in the respective fiscal years and paid in March of the following year. Annual cash bonuses are awarded based on achievement of Company Priorities and individual performance goals in the respective fiscal year. The annual cash incentive bonus determinations are described in more detail below under “Annual Cash Bonuses”.
(5)All other compensation includes payments by the Company on behalf of our CEO for residential security services. Other than as provided above, we did not provide any perquisites to our NEOs that equal or exceed $10,000 per year.

2021 Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of awards for the year ended December 31, 2021 with respect to our NEOs.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		Grant Date Fair Value of Stock Awards ($)(6)
Name	Type of Award	Grant Date(1)		Target ($)(2)	Maximum ($)(3)	Threshold (#)(4)	Target (#)(5)
Anthony Noto	PSU	6/2/2021	(7)	—	—	2,142,859	6,428,578	94,221,529
	Time-Vesting RSU	10/20/2021	(7)	—	—	—	330,905	6,965,550
	Annual Bonus	—		850,000	1,700,000	—	—	—
Christopher Lapointe	Time-Vesting RSU	1/18/2021	(8)	—	—	—	275,113	5,645,319
	PSU	8/10/2021	(7)	—	—	276,963	830,890	6,262,141
	Annual Bonus	—		489,423	—	—	—	—
Michelle Gill	Time-Vesting RSU	1/18/2021	(8)	—	—	—	699,596	14,355,710
	PSU	8/10/2021	(7)	—	—	200,391	601,173	4,530,840
	Annual Bonus	—		500,000	—	—	—	—
Jennifer Nuckles	Time-Vesting RSU	1/18/2021	(8)	—	—	—	485,493	9,962,316
	PSU	8/10/2021	(7)	—	—	228,087	684,262	5,157,055
	Annual Bonus	—		439,423	—	—	—	—
Derek White	PSU	8/10/2021	(7)	—	—	250,000	750,000	5,652,500
	Time-Vesting RSU	8/24/2021	(7)	—	—	—	1,296,177	19,131,573
	Annual Bonus	—		296,154	—	—	—	—
__________________
(1)For additional information on the awards granted during fiscal year 2021, including vesting commencement date and vesting conditions, see “Outstanding Equity Awards at Fiscal Year-End”.
(2)Estimated future payouts under non-equity incentive plan awards reflect the NEO’s target for their full year of service in fiscal year 2021 determined on the NEO’s base salary and bonus target in effect throughout the fiscal year. The base salary and bonus target for Mr. Lapointe and Ms. Nuckles changed during fiscal year 2021. Mr. Lapointe’s target is prorated with a base salary of $450,000 and annual target bonus of 100% from January 1, 2021 through March 21, 2021 and with a base salary of $500,000 and annual target bonus of 100% from March 22, 2021 through December 31, 2021. Ms. Nuckles’ target is prorated with a base salary of $400,000 and annual target bonus of 100% from January 1, 2021 through March 21, 2021 and with a base salary of $450,000 and annual target bonus of 100% from March 22, 2021 through December 31, 2021. The base salary and bonus target for Mr. White was prorated from his annual base salary of $500,000 and annual target bonus of 100% to reflect his partial year of service during fiscal 2021.
(3)Generally, our non-equity incentive plan awards do not establish a threshold or maximum. Mr. Noto is subject to a maximum payout under non-equity incentive plan awards of 200% of base pay.
(4)The “threshold” payout was determined as the number of awards that vest upon achievement of the minimum Target Hurdle of $25.00.
(5)The “target” payout was determined as the number of awards that vest upon achievement of the maximum Target Hurdle of $45.00, as any further increase in the volume-weighted average closing price of our common stock would not result in additional share settlement.
(6)For awards granted to the NEOs in 2021, the amount presented represents the aggregate of the grant date fair value of RSUs and the value of the PSU awards as calculated in accordance with ASC 718, Compensation — Stock Compensation, and disregarding any estimate of forfeitures related to service-based vesting conditions. The assumptions that were used to calculate the grant date fair values of stock awards are disclosed in our 2021 10-K.
(7)Award was granted under the 2021 Plan.
(8)Award was granted under the 2011 Plan, as defined below.
Executive Offer Letters/Agreements
Anthony Noto
On January 23, 2018, SoFi and Anthony Noto entered into an employment agreement, which was subsequently amended effective February 26, 2018 (the “Noto Agreement”), to serve as SoFi’s Chief Executive Officer. The Noto Agreement provides for standard terms of employment, including base salary, annual bonus eligibility and benefits eligibility, including an annual target bonus opportunity equal to 100% of Mr. Noto’s base salary with a maximum bonus opportunity of 200% of base salary, subject to the achievement of individual and company performance metrics. In addition, as a condition to entering into the Noto Agreement, Mr. Noto is subject to SoFi’s standard confidential information and invention assignment agreement.
In the event of a financing or offering (including certain public offerings) of the company’s equity, Mr. Noto has the right to purchase, on the same terms as apply to other purchasers, up to that number of shares or securities such that, assuming maximum participation in each transaction, Mr. Noto’s percentage ownership of the Company’s fully diluted capitalization would be no less after the final closing of such transaction than it was immediately prior to such transaction.
The Noto Agreement provides for payments due upon the occurrence of a Qualifying Termination and/or Change of Control. See “Potential Payments Upon Termination or Change of Control” below for details.
On March 28, 2022, our Board of Directors approved an increase in Mr. Noto’s base salary to $1,000,000, effective March 14, 2022, and an annual target opportunity of 200% of his base salary. Additionally, Mr. Noto received an RSU grant for 1,016,261 shares of SoFi common stock, which will vest in four equal quarterly increments beginning on March 14, 2025, subject to Mr. Noto’s continued service with SoFi.
Christopher Lapointe
On May 12, 2018, SoFi and Christopher Lapointe entered into an offer letter, which was subsequently amended on May 29, 2018 (the “Lapointe Offer Letter”), to serve as SoFi’s Vice President, Head of Business Operations. The Lapointe Offer Letter provides for standard terms of employment, including base salary, bonus eligibility and benefits eligibility. Beginning in 2019, Mr. Lapointe has been eligible to participate in the Company’s annual bonus plan. In addition, as a condition to entering into the Lapointe Offer Letter, Mr. Lapointe is subject to SoFi’s standard confidential information and invention assignment agreement.
On April 1, 2020, Mr. Lapointe was appointed interim Chief Financial Officer. On September 14, 2020, Mr. Lapointe was appointed Chief Financial Officer.
Mr. Lapointe’s grant agreements provide for payments due upon the occurrence of a Qualifying Termination and/or Change of Control. See “Potential Payments Upon Termination or Change of Control” below for details.
On March 18, 2022, Mr. Lapointe received an RSU grant for 335,366 shares of SoFi common stock, which will vest according to the following schedule, subject to Mr. Lapointe’s continued service with SoFi: 34,654 on June 14, 2022, 34,655 on September 14, 2022 and 34,654 on December 14, 2022; 25,991 on each of March 14, 2023, June 14, 2023, September 14, 2023 and December 14, 2023; 15,930 on each of March 14, 2024, June 14, 2024, and September 14, 2024 and 15,929 on December 14, 2024; and 15,930 on each of March 14, 2025, June 14, 2025, September 14, 2025 and December 14, 2025.
Michelle Gill
On April 12, 2018, SoFi and Michelle Gill entered into an offer letter (the “Gill Offer Letter”) to serve as SoFi’s Chief Financial Officer. The Gill Offer Letter provides for standard terms of employment, including base salary, annual bonus eligibility and benefits eligibility. In addition, as a condition to entering into the Gill Offer Letter, Ms. Gill is subject to SoFi’s standard confidential information and invention assignment agreement.
On April 1, 2020, Ms. Gill was appointed Executive Vice President and Group Business Leader, Lending & Capital Markets. Ms. Gill’s base salary and annual bonus target remained unchanged.
The Gill Agreement provides for payments due upon the occurrence of a Qualifying Termination and/or Change of Control. See “Potential Payments Upon Termination or Change of Control” below for details.
On March 18, 2022, Ms. Gill received an RSU grant for 609,757 shares of SoFi common stock, which will vest according to the following schedule, subject to Ms. Gill’s continued service with SoFi: 103,659 on March 14, 2023, 103,658 on June 14, 2023 and 103,659 on each of September 14, 2023 and December 14, 2023; and 48,780 on March 14, 2024, 48,781 on June 14, 2024, 48,780 on September 14, 2024 and 48,781 on December 14, 2024.

Jennifer Nuckles
On May 16, 2019, SoFi and Ms. Nuckles entered into an offer letter (the “Nuckles Offer Letter”) for Ms. Nuckles to serve as SoFi’s Head of Lantern, Partnerships and Content. The Nuckles Offer Letter provides for standard terms of employment, including base salary, annual bonus eligibility and benefits eligibility. The Nuckles Offer Letter has no specific term and provided for at-will employment. In addition, as a condition to entering into the Nuckles Offer Letter, Ms. Nuckles is subject to SoFi’s standard confidential information and invention assignment agreement.
On March 11, 2020, Ms. Nuckles was promoted to Executive Vice President & Group Business Leader — Relay, Protect, Lantern, Content, At Work & Partnerships.
Ms. Nuckles’ grant agreement provides for payments due upon the occurrence of a Qualifying Termination and Change of Control. See “Potential Payments Upon Termination or Change of Control” below for details.
On March 21, 2022, Ms. Nuckles received an RSU grant for 101,627 shares of SoFi common stock, which will vest according to the following schedule, subject to Ms. Nuckles’ continued service with SoFi: 2,033 on March 14, 2023, 2,032 on June 14, 2023, 2,033 on September 14, 2023 and 2,032 on December 14, 2023; 11,687 on each of March 14, 2024, June 14, 2024 and September 14, 2024 and 11,688 on December 14, 2024; and 11,687 on each of March 14, 2025, June 14, 2025, September 14, 2025 and December 15, 2025.
Derek White
On May 17, 2021, Galileo Financial Technologies, LLC and Mr. White entered into an offer letter (the “White Offer Letter”) for Mr. White to serve as Chief Executive Officer of Galileo and Head of SoFi International. The White Offer Letter provides for standard terms of employment, including base salary, annual bonus eligibility and benefits eligibility. Mr. White also received a $2,000,000 sign-on bonus, subject to a 24-month repayment period.
The White Offer Letter has no specific term and provided for at-will employment. In addition, as a condition to entering into the White Offer Letter, Mr. White is subject to SoFi’s standard confidential information and invention assignment agreement.
Mr. White’s grant agreement provides for payments due upon the occurrence of a Qualifying Termination and Change of Control. See “Potential Payments Upon Termination or Change of Control” below for details.
Annual Cash Bonuses
Pursuant to their employment agreement or offer letter, as applicable, each NEO is eligible to earn a cash incentive bonus based on company and individual achievement of performance targets established by our Board of Directors in its discretion. In 2021, each of our NEOs participated in an annual cash incentive bonus plan. For fiscal year 2021, each of our NEOs was eligible to earn a target bonus amount, which reflects a percentage of their annual base salaries.
With respect to the fiscal year ended December 31, 2021, the performance metrics used to determine the NEOs’ cash incentive bonuses are set forth above in “Cash Incentive Compensation”. The bonuses paid to each NEO for the fiscal year ended December 31, 2021 are set forth above in the “2021 Summary Compensation Table” in the “Non-Equity Incentive Plan Compensation” column.
Our Board of Directors also has the authority to grant additional discretionary bonuses to our NEOs on a case-by-case basis. Any discretionary bonuses awarded to an NEO for the fiscal year ended December 31, 2021 are set forth above in the “2021 Summary Compensation Table” in the “Bonus” column.
Equity Compensation — 2011 Stock Plan
Prior to the Business Combination, the Company maintained the Social Finance, Inc. 2011 Stock Plan (as Amended and Restated effective as of November 5, 2019) (the “2011 Plan”), which allowed the Company to grant shares of common stock to employees, non-employee directors and non-employee third party consultants. The 2011 Plan was originally adopted by our Board of Directors and approved by our stockholders on June 10, 2011, and the amended and restated 2011 Plan was adopted by our Board of Directors on November 5, 2019 and approved by our stockholders on February 6, 2020. Upon the closing of the merger between Social Finance, Inc. and SCH on May 28, 2021 in conjunction with which SCH changed its name to SoFi Technologies, Inc., the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards may be granted under such plan. Awards outstanding under the 2011 Plan were assumed by SoFi Technologies upon the Closing and continue to be governed by the terms of the 2011 Plan.
Social Finance began issuing RSUs to executives in 2017. RSUs are equity awards granted to executives that entitle the holder to shares of our common stock when the awards vest. RSU grants typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. RSUs have been issued under other vesting schedules, including, but not limited to: (i) vesting at a rate of 20% after one year from vesting commencement date and then monthly over an additional four years, (ii) vesting at a rate of 25% after one year and then monthly over an additional three years, and (iii) other vesting schedules ranging in total duration from one to four years with even or uneven vesting patterns. RSUs are measured based on the fair value of our stock on the date of grant.
On May 14, 2020, certain employees, including executive officers, were given the option to exchange certain unvested options to purchase Social Finance common stock for unvested RSUs. The primary purpose of this tender was to offer employees who primarily received options as part of their compensation package an opportunity to receive RSUs. Ms. Gill participated in the tender offer and was granted 729,004 RSUs.
2021 Stock Option and Incentive Plan
In connection with the consummation of the Business Combination, the Company adopted the 2021 Plan, under which we may grant equity incentive awards to officers, employees, non-employee directors and independent contractors in order to attract, motivate and retain the talent for which we compete. The 2021 Plan provides for granting stock options, stock appreciation rights, restricted stock, restricted stock units (including performance stock units), dividend equivalents and other stock or cash based awards for issuance.
RSUs are equity awards granted to executives that entitle the holder to shares of our common stock when the awards vest. For executives hired before January 1, 2022, new hire RSU grants typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. For executives hired on or after January 1, 2022, new hire RSU grants typically vest 12.5% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 14-quarter period. RSUs have been issued under other vesting schedules, including, but not limited to: (i) vesting at a rate of 20% after one year from vesting commencement date and then monthly over an additional four years, (ii) vesting at a rate of 25% after one year and then monthly over an additional three years, and (iii) other vesting schedules ranging in total duration from one to four years with even or uneven vesting patterns. RSUs are measured based on the fair value of our stock on the date of grant.
Following the effectiveness of the Form S-8 with respect to the common stock issuable under the 2021 Plan, we granted restricted stock units that are subject to performance-based vesting conditions (“PSUs”) to our Named Executive Officers, which consisted of 9,294,903 PSUs.
The PSUs shall vest, if at all, during the period commencing on the first anniversary of the Business Combination and ending on the fifth such anniversary, subject to the achievement of specified performance goals including (i) the volume-weighted average closing price of our stock attaining $25, $35 and $45 Target Hurdles, over a 90-trading day period and (ii) now that we are a bank holding company, maintaining certain minimum standards applicable to bank holding companies, subject to continued employment on the date of vesting. In the event of a Sale Event (as defined in the 2021 Plan), the PSUs may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions.
To the extent any future awards subject to the 2021 Plan do not provide Sale Event treatment, the 2021 Plan provides that, upon the consummation of any such Sale Event the parties thereto may cause the assumption, continuation, or substitution of such awards. To the extent the parties to such Sale Event do not provide for the assumption, continuation or substitution of awards, upon the effective time of the Sale Event, the 2021 Plan and all outstanding awards granted thereunder shall terminate.
Outstanding Equity Awards at 2021 Fiscal Year-End
The following table summarizes information about the outstanding equity incentive plan awards for each NEO as of December 31, 2021.

			Option Awards(1)			Share Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)
Anthony Noto	3/12/2018	(3)	5,228,400	6.19	3/11/2028	—	—
	3/13/2018	(4)	6,448,360	9.86	3/12/2028	—	—
	3/13/2018	(5)	—	—	—	1,423,287	22,502,167
	3/11/2020	(6)	—	—	—	1,233,090	19,495,153
	12/16/2020	(7)	—	—	—	3,774,599	59,676,410
	6/2/2021	(8)	—	—	—	6,428,578	33,878,606
	10/20/2021	(9)	—	—	—	330,905	5,231,608
Christopher Lapointe	9/11/2018	(10)	—	—	—	54,462	861,044
	8/6/2019	(11)	—	—	—	13,070	206,637
	2/3/2020	(12)	—	—	—	69,712	1,102,147
	11/2/2020	(13)	—	—	—	707,343	11,183,093
	1/18/2021	(14)	—	—	—	206,334	3,262,141
	8/10/2021	(8)	—	—	—	830,890	4,378,790
Michelle Gill	5/22/2018	(15)	918,601	6.19	5/21/2028	—	—
	5/22/2018	(16)	1,118,296	9.86	5/21/2028	—	—
	5/22/2018	(17)	—	—	—	245,080	3,874,715
	4/1/2020	(18)	—	—	—	140,192	2,216,436
	6/23/2020	(19)	—	—	—	784,260	12,399,151
	1/18/2021	(20)	—	—	—	699,596	11,060,613
	8/10/2021	(8)				601,173	3,168,182
Jennifer Nuckles	8/6/2019	(21)	—	—	—	117,638	1,859,857
	2/3/2020	(22)	—	—	—	62,739	991,904
	4/17/2020	(23)	—	—	—	196,065	3,099,788
	1/18/2021	(24)	—	—	—	364,120	5,756,737
	8/10/2021	(8)	—	—	—	684,262	3,606,061
Derek White	8/10/2021	(8)	—	—	—	750,000	3,952,500
	8/24/2021	(25)	—	—	—	972,132	15,369,407
__________________
(1)All stock options granted to Mr. Noto and Ms. Gill were immediately exercisable. To the extent Mr. Noto or Ms. Gill exercises his or her stock options prior to vesting, the shares of our common stock that he or she will receive will be unvested and subject to SoFi’s right of first refusal, which will lapse in accordance with the original vesting schedule of the stock options.
(2)The fair value is calculated as the closing price of SoFi Technologies common stock (ticker symbol “SOFI”) on December 31, 2021 of $15.81, multiplied by either (i) the number of unvested RSUs, or (ii) the number of unvested PSU awards that would vest upon the achievement of the “threshold” payout, which equates to 1/3rd of the awards granted.
(3)The options had a vesting commencement date of February 26, 2018 and vest as to 20% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/60th of the shares subject to the option on each monthly anniversary thereafter, subject to Mr. Noto’s continued service to us through each such date. The options are exercisable at grant date.

(4)The options had a vesting commencement date of February 26, 2018 and vest as to 20% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/60th of the shares subject to the option on each monthly anniversary thereafter, subject to Mr. Noto’s continued service to us through each such date. The options are exercisable at grant date.
(5)The RSUs had a vesting commencement date of February 26, 2018. The service-based vesting condition of the RSUs is satisfied as to 20% of the RSUs on the first anniversary of the vesting commencement date, and as to 1/60th of the RSUs on each monthly anniversary thereafter, subject to Mr. Noto’s continued service to us through each such date.
(6)The RSUs had a vesting commencement date of March 14, 2020. The service-based vesting condition of the RSUs is satisfied as to 1/20th of the RSUs on each quarterly anniversary of the vesting commencement date, subject to Mr. Noto’s continued service to us through each such date.
(7)The RSUs vest beginning on March 14, 2023 and are subject to quarterly time-based vesting thereafter according to the following schedule and subject to Mr. Noto’s continued service to us through each such date: 425,172 RSUs on each of March 14, 2023, June 14, 2023 and September 14, 2023 and 425,170 RSUs on December 14, 2023; 518,479 RSUs on each of March 14, 2024 and June 14, 2024; 518,478 RSUs on September 14, 2024; and 518,477 RSUs on December 14, 2024.
(8)The PSUs vest, if at all, beginning on May 28, 2022, subject to the achievement of specified performance goals including (i) the volume-weighted average closing price of our stock attaining $25, $35 and $45 Target Hurdles, over a 90-trading day period and (ii) now that we are a bank holding company, maintaining certain minimum standards applicable to bank holding companies, subject to continued employment on the date of vesting.
(9)The RSUs vest beginning on December 14, 2022 and are subject to quarterly time-based vesting thereafter according to the following schedule: 41,363 on each of March 14, 2023, June 14, 2023, and September 14, 2023; 41,262 on December 14, 2023; 41,364 on each of March 14, 2024 and June 14, 2024; and 41,363 on each of September 14, 2024 and December 14, 2024.
(10)The RSUs had a vesting commencement date of June 14, 2018. The service-based vesting condition of the RSUs is satisfied as to 25% on the first anniversary of the vesting commencement date and as to 1/16th of the RSUs on each quarterly anniversary thereafter, subject to Mr. Lapointe’s continued service to us through each such date.
(11)The RSUs had a vesting commencement date of June 14, 2019. The grant is subject to quarterly time-based vesting, such that all awards are fully vested after the 16th quarter subsequent to the vesting commencement date, subject to Mr. Lapointe’s continued service to us through each such date.
(12)The RSUs had a vesting commencement date of December 14, 2019. The service-based vesting condition of the RSUs is satisfied as to 1/16th of the RSUs on each quarterly anniversary, subject to Mr. Lapointe’s continued service to us through each such date.
(13)The RSUs had a vesting commencement date of September 14, 2020. The grant is subject to quarterly time-based vesting, with unvested RSUs vesting according to the following schedule and subject to Mr. Lapointe’s continued service to us through each such date: 45,874 RSUs on each of March 14, 2022, June 14, 2022, September 14, 2022 and December 14, 2022; 60,578 RSUs on March 14, 2023; 60,580 RSUs on each of June 14, 2023, September 14, 2023 and December 14, 2023; 70,381 RSUs on March 14, 2024; 70,384 RSUs on June 14, 2024; 70,383 RSUs on September 14, 2024; and 70,381 RSUs on December 14, 2024.
(14)The RSUs had a vesting commencement date of December 14, 2020. The grant is subject to quarterly time-based vesting, such that all awards are fully vested after the 16th quarter subsequent to the vesting commencement date, subject to Mr. Lapointe’s continued service to us through each such date.
(15)The options had a vesting commencement date of May 1, 2018 and vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to Ms. Gill’s continued service to us through each such date. The options are exercisable at grant date. On April 1, 2020, Ms. Gill tendered 1,085,619 of the then-unvested stock options in exchange for 408,892 RSUs, which did not result in any incremental fair value at the time of the exchange (see footnote 18 below).
(16)The options had a vesting commencement date of May 1, 2018 and vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to Ms. Gill’s continued service to us through each such date. The options are exercisable at grant date. On April 1, 2020, Ms. Gill tendered 1,321,624 of the then-unvested stock options in exchange for 320,112 RSUs, which did not result in any incremental fair value at the time of the exchange (see footnote 18 below).
(17)The RSUs had a vesting commencement date of May 1, 2018. The service-based vesting condition of the RSUs is satisfied as to 25% of the RSUs on the first anniversary of the vesting commencement date, and as to 1/48th of the RSUs on each monthly anniversary thereafter, subject to Ms. Gill’s continued service to us through each such date.
(18)The RSUs had a vesting commencement date of April 1, 2020 and were received upon exchange of stock options in a tender offer by the Company. The service-based vesting condition of the RSUs is satisfied over the remaining original vesting term of the stock options exchanged, with unvested RSUs vesting according to the following schedule, subject to Ms. Gill’s continued service to us through each such date: 84,114 RSUs on March 14, 2022 and 56,078 on June 14, 2022.
(19)The RSUs have a vesting commencement date of March 14, 2022. The service-based vesting condition of the RSUs is satisfied as to 1/8th of the RSUs on each quarterly anniversary thereafter, subject to Ms. Gill’s continued service to us through each such date.
(20)The RSUs have a vesting commencement date of March 14, 2022 and are subject to service-based vesting thereafter on a quarterly basis according to the following schedule, subject to Ms. Gill’s continued service to us through each such date: 74,644 on each of March 14, 2022, June 14, 2022 and September 14, 2022; 74,646 on December 14, 2022; 36,533 on each of March 14, 2023 and June 14, 2023; 36,534 on each of September 14, 2023 and December 14, 2023; 63,720 on each of March 14, 2024 and June 14, 2024; and 63,722 on each of September 14, 2024 and December 14, 2024.
(21)The RSUs had a vesting commencement date of June 14, 2019. The service-based vesting condition of the RSUs is satisfied as to 25% on the first anniversary of the vesting commencement date and as to 1/16th of the RSUs on each quarterly anniversary thereafter, subject to Ms. Nuckles’ continued service to us through each such date.

(22)The RSUs had a vesting commencement date of December 14, 2019. The service-based vesting condition of the RSUs is satisfied as to 1/16th of the RSUs on each quarterly anniversary, subject to Ms. Nuckles’ continued service to us through each such date.
(23)The RSUs had a vesting commencement date of March 14, 2020. The service-based vesting condition of the RSUs is satisfied as to 1/16th of the RSUs on each quarterly anniversary, subject to Ms. Nuckles’ continued service to us through each such date.
(24)The RSUs had a vesting commencement date of December 14, 2020. The grant is subject to quarterly time-based vesting, such that all awards are fully vested after the 16th quarter subsequent to the vesting commencement date, subject to Ms. Nuckles’ continued service to us through each such date.
(25)The RSUs had a vesting commencement date of August 24, 2021. The service-based vesting condition of the RSUs was satisfied as to 25% on December 14, 2021 and as to 1/14th of the RSUs on each quarterly anniversary thereafter, subject to Mr. White’s continued service to us through each such date.
Stock Vested During 2021 Fiscal Year-End
There were no stock options exercised by our NEOs during the year ended December 31, 2021. The following table summarizes the equity incentive plan awards stock vested for each NEO to which this table applies as of December 31, 2021:

	Stock Vested
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Anthony Noto	1,599,373	26,511,542
Christopher Lapointe	350,310	5,626,221
Michelle Gill	1,098,934	17,806,541
Jennifer Nuckles	318,311	5,100,524
Derek White(2)	324,045	4,724,576
__________________
(1)The values reflected in the table are determined by aggregating the values realized on stock vested throughout the fiscal year. The value realized on vesting at each vesting date is calculated as the number of shares acquired on vesting multiplied by the common stock per share value covering such vesting date.
(2)Pursuant to the White Offer Letter, in the event that Mr. White voluntarily resigns or his employment is terminated for Cause within 12 months of his start date, Mr. White must repay the Company 50% of the value of his then-vested RSUs at the value of the date of grant.
Potential Payments Upon Termination or Change of Control
Our NEOs are eligible for certain payments or benefits in connection with certain qualifying terminations or a change of control, as described herein.
Anthony Noto
Pursuant to the Noto Agreement, if Mr. Noto is terminated by SoFi without Cause (as defined in the Noto Agreement) or resigns for Good Reason (as defined in the Noto Agreement) (together, a “Qualifying Termination”), Mr. Noto shall be entitled to: (i) a lump-sum cash payment equal to the sum of (x) twelve months of Mr. Noto’s base salary, and (y) 100% of Mr. Noto’s annual cash bonus at the higher of (a) his target level and (b) his actual level of performance reasonably projected as of the termination of Mr. Noto’s employment, (ii) the continuation of health, dental and vision coverage under SoFi’s group insurance benefits at no cost to Mr. Noto for twelve months, and (iii) vesting acceleration of each of Mr. Noto’s then-outstanding equity incentives as if he had remained in continuous service to SoFi for an additional twelve months and as if all applicable performance-based vesting conditions (if any) were met at the target achievement level or, if higher, the actual level of achievement reasonably projected as of the termination of his employment, with such acceleration effective as of immediately prior to the termination of his employment.
Pursuant to the Noto Agreement, if Mr. Noto experiences a Qualifying Termination three months prior to or any time after a Change of Control (as defined in the Noto Agreement), Mr. Noto shall, in lieu of the above, be entitled to: (i) a lump-sum cash payment equal to the sum of (x) 18 months of Mr. Noto’s base salary, and (y) 150% of Mr. Noto’s annual bonus at the higher of (a) his target level and (b) his actual level of performance reasonably projected as of the termination of Mr. Noto’s employment, (ii) the continuation of health, dental and vision coverage under SoFi’s group insurance benefits at no cost to Mr. Noto for 18 months, and (iii) full vesting acceleration of each of Mr. Noto’s then-outstanding equity incentives (including as to all applicable performance-based vesting conditions (if any), which will be deemed satisfied at maximum achievement), with such acceleration effective as of immediately prior to the later of his Qualifying Termination and SoFi’s Change of Control.
Additionally, all equity grants are subject to automatic accelerated vesting upon a Change of Control of SoFi, if such grants are otherwise to be canceled for no consideration upon such Change of Control.
Mr. Noto’s severance payments are subject to the execution of a release of claims in favor of SoFi.
Christopher Lapointe
Effective September 14, 2020, when Mr. Lapointe was appointed Chief Financial Officer, and pursuant to his promotion letter (the “Lapointe Promotion Letter”), if Mr. Lapointe is terminated by SoFi without Cause (as defined in the Lapointe Promotion Letter) or resigns for Good Reason (as defined in the Lapointe Promotion Letter), Mr. Lapointe shall be entitled to: (i) a lump-sum cash payment equal to the sum of (x) 12 months of Mr. Lapointe’s base salary, and (y) 100% of Mr. Lapointe’s annual cash bonus at the higher of (a) Mr. Lapointe’s target level and (b) Mr. Lapointe’s actual level of performance reasonably projected as of the termination of Mr. Lapointe’s employment, (ii) the continuation of health, dental and vision coverage under SoFi’s group insurance benefits at no cost to Mr. Lapointe for 12 months, and (iii) vesting acceleration of each of Mr. Lapointe’s then-outstanding RSUs as if he had remained in continuous service to SoFi for an additional 12 months.
Additionally, pursuant to the Lapointe Promotion Letter, if Mr. Lapointe is terminated by SoFi without Cause or resigns for Good Reason three months prior to or any time after a Change of Control (as defined in the Lapointe Promotion Letter), Mr. Lapointe shall, in lieu of the above, be entitled to: (i) a lump-sum cash payment equal to the sum of (x) 18 months of Mr. Lapointe’s base salary, and (y) 150% of Mr. Lapointe’s annual bonus at the higher of (a) his target level and (b) his actual level of performance reasonably projected as of the termination of Mr. Lapointe’s employment, (ii) the continuation of health, dental and vision coverage under SoFi’s group insurance benefits at no cost to Mr. Lapointe for 18 months, and (iii) full vesting acceleration of each of Mr. Lapointe’s then-outstanding RSUs.
Additionally, all equity grants are subject to automatic accelerated vesting upon a Change of Control of SoFi, if such grants are otherwise to be canceled for no consideration upon such Change of Control.
Mr. Lapointe’s severance payments are subject to the execution of a release of claims in favor of SoFi.
Michelle Gill
Pursuant to the Gill Offer Letter, if Ms. Gill is terminated by SoFi without Cause (as defined in the Gill Offer Letter) or resigns for Good Reason (as defined in the Gill Offer Letter), Ms. Gill shall be entitled to: (i) a lump-sum cash payment equal to the sum of (x) 12 months of Ms. Gill’s base salary, and (y) 100% of Ms. Gill’s annual cash bonus at the higher of (a) Ms. Gill’s target level and (b) Ms. Gill’s actual level of performance reasonably projected as of the termination of Ms. Gill’s employment, (ii) the continuation of health, dental and vision coverage under SoFi’s group insurance benefits at no cost to Ms. Gill for 12 months, and (iii) vesting acceleration of each of Ms. Gill’s then-outstanding equity incentives as if she had remained in continuous service to SoFi for an additional 12 months and as if all applicable performance-based vesting conditions (if any) were met at the target achievement level or, if higher, the actual level of achievement reasonably projected as of the termination of her employment, with such acceleration effective as of immediately prior to the termination of her employment.
Additionally, pursuant to the Gill Offer Letter, if Ms. Gill is terminated by SoFi without Cause or resigns for Good Reason three months prior to or any time after a Change of Control (as defined in the Gill Offer Letter), Ms. Gill shall, in lieu of the above, be entitled to: (i) a lump-sum cash payment equal to the sum of (x) 18 months of Ms. Gill’s base salary, and (y) 150% of Ms. Gill’s annual bonus at the higher of (a) her target level and (b) her actual level of performance reasonably projected as of the termination of Ms. Gill’s employment, (ii) the continuation of health, dental and vision coverage under SoFi’s group insurance benefits at no cost to Ms. Gill for 18 months, and (iii) full vesting acceleration of each of Ms. Gill’s then-outstanding equity incentives (including as to all applicable performance-based vesting conditions (if any), which will be deemed satisfied at maximum achievement), with such acceleration effective as of immediately prior to the later of such termination of employment and SoFi’s Change of Control.

Additionally, all such grants are subject to automatic accelerated vesting upon a Change of Control of SoFi if such grants are otherwise to be canceled for no consideration upon such Change of Control, with any performance vesting conditions deemed satisfied at maximum levels.
Ms. Gill’s severance payments are subject to the execution of a release of claims in favor of SoFi.
Jennifer Nuckles
Pursuant to the agreement underlying Ms. Nuckles’ RSUs, if Ms. Nuckles is terminated by SoFi without Cause or resigns for Good Reason three months prior to or any time after a Change of Control, Ms. Nuckles shall be entitled to accelerated vesting of 50% of her then-outstanding RSUs, with such acceleration effective as of immediately prior to the later of such termination of employment and SoFi’s Change of Control, as applicable.
Derek White
Pursuant to the agreement underlying Mr. White’s RSUs, if Mr. White is terminated by SoFi without Cause or resigns for Good Reason three months prior to or any time after a Change of Control, Mr. White shall be entitled to full vesting acceleration of each of Mr. White’s then-outstanding RSUs, with such acceleration effective as of immediately prior to the later of such termination of employment and SoFi’s Change of Control.
The following table sets forth quantitative estimates of the benefits that would have accrued to our NEOs pursuant to the employment agreement or offer letters, as applicable, if his or her employment had been terminated under either a “Qualifying Termination” or a “Qualifying Termination with Change of Control”, as well as benefits that would have accrued under solely a “Change of Control” as of December 31, 2021. Refer to the footnotes to the tables for definitions of these scenarios.

Name and Principal Position	Scenario	Cash Severance Benefits ($)(1)	Accelerated Vesting of Equity Awards ($)(2)	Continued Health Benefits ($)(3)	Total ($)
Anthony Noto	Qualifying Termination(4)	1,742,500	43,019,093	26,076	44,787,669
	Qualifying Termination with Change of Control(5)	2,613,750	127,593,825	39,113	130,246,688
	Change of Control(6)	—	127,593,825	—	127,593,825
Christopher Lapointe	Qualifying Termination(4)	1,015,000	5,538,401	—	6,553,401
	Qualifying Termination with Change of Control(5)	1,522,500	16,615,061	—	18,137,561
	Change of Control(6)	—	16,615,061	—	16,615,061
Michelle Gill	Qualifying Termination(4)	1,015,000	17,011,275	26,076	18,052,351
	Qualifying Termination with Change of Control(5)	1,522,500	29,550,914	39,113	31,112,527
	Change of Control(6)	—	29,550,914	—	29,550,914
Jennifer Nuckles	Qualifying Termination with Change of Control(5)	—	5,854,143	—	5,854,143
Derek White	Qualifying Termination with Change of Control(5)	—	15,369,407	—	15,369,407
__________________
(1)Includes lump-sum base salary payments and non-equity incentive-based compensation payable to the NEO by SoFi as provided under the employment agreement or offer letters, as applicable. Additionally, in a Qualifying Termination, bonuses are determined to be the higher of the target or the actual level of performance reasonably projected at termination.
(2)Includes the fair value of RSUs and/or stock options that would immediately vest pursuant to the specified termination scenario. Award fair values are determined based on the closing price of SOFI of $15.81 on December 31, 2021. The fair value of accelerated RSUs is calculated as $15.81, multiplied by the number of outstanding and unvested RSUs as of December 31, 2021. The fair value of accelerated stock options is calculated as the number of unexercised stock options, multiplied by the intrinsic value, if any, of the stock options as measured by the excess of $15.81 over the applicable option exercise price.
(3)Calculated as (i) the cost of health, dental and vision insurance premiums under COBRA applicable to each NEO, multiplied by (ii) the number of months of continued health benefits coverage as provided under the employment agreement or offer letters, as applicable.

(4)A Qualifying Termination is a termination of employment by SoFi without “cause” or a resignation for “good reason”. Cause typically includes certain violations causing material injury to the Company, such as fraud, dishonesty, unauthorized use or disclosure of proprietary information, other willful misconduct, or the like. Good reason typically includes the occurrence of certain conditions without written consent, such as 10% reduction in base salary, a material breach by the Company of any agreement between the Company and employee, and the like.
(5)A Qualifying Termination with Change of Control is a Qualifying Termination, as discussed in footnote (4) above, at any time after, or within three months prior to, a Change of Control. For Mr. Noto, Mr. Lapointe and Ms. Gill, “Change of Control” has the same meaning as the term is defined under the applicable stock option and incentive plan, with modifications that a Change of Control is triggered by consummation of a transaction in which any “person” becomes the “beneficial owner”, directly or indirectly, of a majority of SoFi’s then-outstanding voting securities, rather than all of the then-outstanding voting securities as prescribed in the applicable stock option and incentive plan. Additionally, the definition of Change of Control in Mr. Noto’s, Mr. Lapointe’s and Ms. Gill’s employment agreement, promotion letter and offer letter, as applicable, excludes certain transactions by a preferred series investor.
(6)“Change of Control” has the same meaning as the term is defined in the applicable stock option and incentive plan. The values reflected herein assume no termination has occurred in connection with such Change of Control.
DIRECTOR COMPENSATION
The following table provides total compensation paid or awarded in 2021 to certain of our non-employee directors who served during 2021 based on an informal compensation program. Other than as set forth in this table and described more fully below, we did not pay any compensation or make any equity or non-equity awards to any of the non-employee members of our Board of Directors in fiscal year 2021. We also did not pay any compensation or make any equity or non-equity awards to Mr. Noto, our Chief Executive Officer, in his capacity as director.

Name and Position	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Ahmed Al-Hammadi, Director(3)	20,000	235,553	255,553
Ruzwana Bashir, Director(4)	20,000	235,553	255,553
Michael Bingle, Director(5)	28,000	235,553	263,553
Joe Chen, Director(6)	—	—	—
Michel Combes, Director(7)	20,000	235,553	255,553
Richard Costolo, Director(8)	34,000	235,553	269,553
Jennifer Dulski, Director(9)	—	—	—
Steven Freiberg, Director(10)	94,167	642,669	736,836
Pete Hartigan, Director(11)	—	—	—
Tom Hutton, Chair(12)	82,500	1,491,512	1,574,012
Clara Liang, Director(13)	49,000	—	49,000
Carlos Medeiros, Director(14)	24,000	235,553	259,553
Ian Osborne, Director(9)	—	—	—
Chamath Palihapitiya, Director(9)	—	—	—
Jay Parikh, Director(9)	—	—	—
Harvey Schwartz, Director(15)	35,000	235,553	270,553
Clay Wilkes, Director(16)	—	—	—
Magdalena Yeşil, Director(17)	55,000	642,669	697,669
__________________
(1)All fees presented in this table represent fees earned under our director compensation program including, in the case of Mr. Freiberg, a quarterly cash retainer that was approved in 2020, as described in footnote (9) below.
(2)Represents the grant date fair value of RSUs granted for fiscal year 2021, as calculated in accordance with ASC 718, Compensation — Stock Compensation, the assumptions of which are set forth in our 2021 10-K.
(3)On August 13, 2021, we granted to Mr. Al-Hammadi 15,714 restricted stock units (“RSUs”), which had a grant date fair value of $235,553 and a vesting commencement date of June 14, 2021 and shall fully vest on the earlier of the next annual stockholder meeting of the Company after the vesting commencement date or the first anniversary of the vesting commencement date. As of December 31, 2021, Mr. Al-Hammadi had 15,714 RSUs outstanding.
(4)On August 13, 2021, we granted to Ms. Bashir 15,714 RSUs, which had a grant date fair value of $235,553 and a vesting commencement date of June 14, 2021 and shall fully vest on the earlier of the next annual stockholder meeting of the Company after the vesting commencement date or the first anniversary of the vesting commencement date. As of December 31, 2021, Ms. Bashir had 15,714 RSUs outstanding.
(5)On August 13, 2021, we granted to Mr. Bingle 15,714 RSUs, which had a grant date fair value of $235,553 and a vesting commencement date of June 14, 2021 and shall fully vest on the earlier of the next annual stockholder meeting of the Company after the vesting commencement date or the first anniversary of the vesting commencement date. As of December 31, 2021, Mr. Bingle had 15,714 RSUs outstanding.
(6)Mr. Chen resigned from our Board of Directors in the second quarter of 2021. We did not pay any compensation or make any equity or non-equity awards to Mr. Chen in his capacity as director during 2021. Additionally, Mr. Chen did not have any equity awards outstanding as of December 31, 2021.
(7)On August 13, 2021, we granted to Mr. Combes 15,714 RSUs, which had a grant date fair value of $235,553 and a vesting commencement date of June 14, 2021 and shall fully vest on the earlier of the next annual stockholder meeting of the Company after the vesting commencement date or the first anniversary of the vesting commencement date. As of December 31, 2021, Mr. Combes had 15,714 RSUs outstanding. Mr. Combes is not standing for re-election as a director of SoFi and, as such, his term will expire at the 2022 Annual Meeting.
(8)On August 13, 2021, we granted to Mr. Costolo 15,714 RSUs, which had a grant date fair value of $235,553 and a vesting commencement date of June 14, 2021 and shall fully vest on the earlier of the next annual stockholder meeting of the Company after the vesting commencement date or the first anniversary of the vesting commencement date. As of December 31, 2021, Mr. Costolo had 15,714 RSUs outstanding.
(9)Each of Messrs. Palihapitiya, Osborne and Parikh and Ms. Dulski served as directors of SCH prior to the Closing. Prior to the Closing, we did not pay compensation to any of our directors. None of the aforementioned directors had equity awards outstanding as of December 31, 2021.
(10)During 2020, our Board of Directors agreed to provide Mr. Freiberg a quarterly cash retainer in connection with his being the Audit Committee Chair, of which $41,667 was earned in 2021. On January 29, 2021, we granted to Mr. Freiberg 31,122 RSUs, which had a grant date fair value of $642,669 and a vesting commencement date of June 29, 2021 and shall fully vest on the first anniversary of the vesting commencement date. As of December 31, 2021, Mr. Freiberg had 546,850 options outstanding, all of which were exercisable, and 31,122 RSUs outstanding.
(11)Mr. Hartigan resigned from our Board of Directors in the second quarter of 2021. We did not pay any compensation or make any equity or non-equity awards to Mr. Hartigan in his capacity as director during 2021. Additionally, Mr. Hartigan did not have any equity awards outstanding as of December 31, 2021.
(12)On January 29, 2021, we granted to Mr. Hutton 31,122 RSUs, which had a grant date fair value of $642,669 and a vesting commencement date of June 29, 2021 and shall fully vest on the first anniversary of the vesting commencement date. On March 8, 2021, we granted to Mr. Hutton 11,669 RSUs, which had a grant date fair value of $210,509, and were fully vested on June 29, 2021. On August 13, 2021, we granted to Mr. Hutton 42,584 RSUs, which had a grant date fair value of $638,334, a vesting commencement date of June 14, 2021 and shall fully vest on the earlier of the next annual stockholder meeting of the Company after the vesting commencement date or the first anniversary of the vesting commencement date. As of December 31, 2021, Mr. Hutton had 211,361 options exercisable and 73,706 RSUs outstanding.
(13)As of December 31, 2021, Ms. Liang had 304,503 options outstanding, of which 164,939 were exercisable.
(14)On August 13, 2021, we granted to Mr. Medeiros 15,714 RSUs, which had a grant date fair value of $235,553 and a vesting commencement date of June 14, 2021 and shall fully vest on the earlier of the next annual stockholder meeting of the Company after the vesting commencement date or the first anniversary of the vesting commencement date. As of December 31, 2021, Mr. Medeiros had 15,714 RSUs outstanding. Mr. Medeiros is not standing for re-election as a director of SoFi and, as such, his term will expire at the 2022 Annual Meeting.
(15)On August 13, 2021, we granted to Mr. Schwartz 15,714 RSUs, which had a grant date fair value of $235,553 and a vesting commencement date of June 14, 2021 and shall fully vest on the earlier of the next annual stockholder meeting of the Company after the vesting commencement date or the first anniversary of the vesting commencement date. As of December 31, 2021, Mr. Schwartz had 15,714 RSUs outstanding.
(16)Mr. Wilkes resigned as the Chief Executive Officer — Galileo in the second quarter of 2021 and was appointed Vice Chairman — Galileo, but remained a director. We did not pay any compensation or make any equity or non-equity awards to Mr. Wilkes in his capacity as director during 2021. Additionally, Mr. Wilkes did not have any equity awards outstanding as of December 31, 2021. Mr. Wilkes resigned from our Board of Directors in April 2022.
(17)On January 29, 2021, we granted to Ms. Yeşil 31,122 RSUs, which have a grant date fair value of $642,669 and a vesting commencement date of July 3, 2022 and shall fully vest on the first anniversary of the vesting commencement date. As of December 31, 2021, Ms. Yeşil had 313,704 options outstanding, of which 267,959 were exercisable, and 31,122 RSUs outstanding.
In connection with the consummation of the Business Combination (as defined in the section entitled “Compensation Discussion & Analysis” below), our Board of Directors approved a compensation program for our non-employee directors who are determined not to be affiliated with SoFi Technologies and SCH (the “NED Compensation Policy”). Pursuant to the terms of the NED Compensation Policy, non-employee directors are eligible to receive annual cash compensation of $40,000 paid in four quarterly installments, subject to continued service (and pro-rated if services are not provided for the full year). The chair of our Board of Directors is eligible to receive additional annual cash compensation of $45,000. In addition, non-employee directors are eligible to receive annual grants of restricted stock unit awards with a value of $250,000 for each grant, which awards will generally be made at the time of the annual stockholder meeting and vest on the first to occur between the 12-month anniversary thereof and the next annual stockholder meeting. The number of RSUs granted is determined based on the trailing

30-day average per share price of our common stock as of the date of approval of such award. The first such grants were made (x) for existing directors, following such time as the initial award granted in connection with the Business Combination became 75% vested, and (y) for new directors, following initial appointment to the board, provided that new director awards may be prorated if granted off-cycle. In addition to the foregoing, non-employee directors are entitled to receive additional annual cash compensation in connection with their committee service, including (i) for the Audit Committee, $25,000 per year for the chair and $10,000 per year for each member; (ii) for the Risk Committee, $25,000 per year for the chair and $10,000 per year for each member; (iii) for the Compensation Committee, $16,000 per year for the chair and $8,000 per year for each member; and (iv) for the Nominating and Corporate Governance Committee, $10,000 per year for the chair and $5,000 per year for each member.
Limitations of Liability and Indemnification Matters
The Certificate of Incorporation contains provisions that limit the liability of our directors for monetary damages for breach of their fiduciary duties, except for liability that cannot be eliminated under the DGCL. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for any of the following:
•any breach of their duty of loyalty to the corporation or its stockholders;
•acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or
•any transaction from which the director derived an improper personal benefit.
This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.
The Certificate of Incorporation and the Bylaws also provide that we shall indemnify our directors and executive officers and may indemnify our other officers and employees and other agents to the fullest extent permitted by law. We believe that indemnification under the Bylaws covers at least negligence and gross negligence on the part of indemnified parties. The Bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether the Bylaws would permit indemnification.
We have entered into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our charter documents. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by this person in any action or proceeding arising out of this person’s services as a director or executive officer or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
BENEFICIAL OWNERSHIP OF SECURITIES
The following table sets forth information regarding the beneficial ownership of our voting shares by:
•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 5, 2022.
Percentage ownership of our voting securities is based on 915,706,023 shares of our common stock issued and outstanding as of the close of business on April 5, 2022.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Ownership
5% Holders
Delaware Project 10 L.LC.(2)	95,281,895	10.4%
The Vanguard Group(3)	53,386,070	5.8%
Directors and Named Executive Officers
Anthony Noto(4)	15,403,078	1.7%
Christopher Lapointe(5)	409,822	*
Michelle Gill(6)	3,833,319	*
Jennifer Nuckles(7)	298,124	*
Derek White(8)	218,028	*
Tom Hutton(9)	920,619	*
Steven Freiberg(10)	860,413	*
Ahmed Al-Hammadi(11)	10,000	*
Ruzwana Bashir	—	*
Michael Bingle(12)	—	*
Michel Combes(13)	95,281,895	10.4%
Richard Costolo(14)	250,000	*
Carlos Medeiros(15)	95,281,895	10.4%
Clara Liang(16)	203,003	*
Harvey Schwartz(17)	214,852	*
Magdalena Yeşil(18)	1,119,267	*
All directors and executive officers as a group (23 individuals)(19)	123,085,135	13.0%
__________________
*Less than one percent
(1)Unless otherwise noted, the business address of each of those listed in the table above is 234 1st Street, San Francisco, CA 94105.
(2)Delaware Project 10 L.L.C. is a wholly-owned subsidiary of SoftBank Group Corp. Mr. Combes serves as Chief Executive Officer and President of SoftBank Group International, an affiliate of SoftBank Group Corp. and as a Manager of Delaware Project 10 L.L.C. Mr. Medeiros serves as a Partner at SoftBank Group International, an affiliate of SoftBank Group Corp. and as a Manager of Delaware Project

10 L.L.C. Delaware Project 10 LLC and SoftBank Group Corp. hold sole voting and dispositive power with respect to 95,281,895 shares of common stock. The address of Delaware Project 10 L.L.C. is 1 Circle Star Way, 4th Floor, San Carlos, CA 94070 USA. The address of SoftBank Group Corp. is 1-7-1, Kaigan, Minato-ku, Tokyo 105-7537 Japan. This information is based on an amendment to Schedule 13D filed with the SEC on April 6, 2022.
(3)The address of The Vanguard Group is 100 Vanguard Blvd, Malvern, Pennsylvania 19355. The Vanguard Group has shared voting power over 295,945 shares of common stock, sole dispositive power over 52,737,592 shares of common stock and shared dispositive power over 648,478 shares of common stock. This information is based on a Schedule 13G filed with the SEC on February 10, 2022.
(4)Includes 12,065,985 shares of common stock issuable upon the exercise of options exercisable as of or within 60 days of April 5, 2022, 203,327 shares issuable upon vesting of restricted stock units (“RSUs”) within 60 days of April 5, 2022 and 22,581 shares issuable upon exercise of warrants to purchase common stock.
(5)Consists of shares held of record by Mr. Lapointe.
(6)Includes 2,036,897 shares of common stock issuable upon the exercise of options exercisable as of or within 60 days of April 5, 2022 and 49,016 shares issuable upon vesting of RSUs within 60 days of April 5, 2022.
(7)Consists of shares held of record by Ms. Nuckles.
(8)Consists of shares held of record by Mr. White.
(9)Includes 211,361 shares of common stock issuable upon the exercise of options exercisable as of or within 60 days of April 5, 2022 and 210,589 shares of common stock held in a living trust directed by Mr. Hutton.
(10)Includes 546,850 shares of common stock issuable upon the exercise of options exercisable as of or within 60 days of April 5, 2022.
(11)Mr. Al-Hammadi serves as Chief Investment Officer, Europe, Russia and Turkey for Qatar Investment Authority, the ultimate parent of QIA FIG Holding LLC. Mr. Al-Hammadi disclaims beneficial ownership of 19,840,073 shares held of record and 11,290,344 shares which may be acquired upon exercise of warrants to purchase common stock held of record by QIA FIG Holding LLC, except to the extent of any pecuniary interest therein. The address of the entities named above is Qatar Investment Authority, Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), Doha, Qatar.
(12)Mr. Bingle serves as the Vice Chairman of Silver Lake. Mr. Bingle disclaims beneficial ownership of 32,012,230 shares beneficially owned by affiliates of Silver Lake Group, LLC, which includes 858,065 shares underlying exercisable warrants. The address of Mr. Bingle is c/o Silver Lake, 55 Hudson Yards, 550 West 34th Street, 40th Floor, New York, NY 10001.
(13)Consists of shares held by Delaware Project 10 L.L.C., identified in footnote (2) above. Mr. Combes serves as Chief Executive Officer and President of SoftBank Group International, an affiliate of SoftBank Group Corp., and as a Manager of Delaware Project 10 L.L.C. Mr. Combes disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Mr. Combes decided not to stand for re-election as a director of SoFi at the 2022 Annual Meeting. As such, his term will expire at the 2022 Annual Meeting.
(14)Consists of 250,000 shares held of record by 91063 LLC. Mr. Costolo serves as the Manager of 91063 LLC.
(15)Consists of shares held by Delaware Project 10 L.L.C., identified in footnote (2) above. Mr. Medeiros serves as a Partner at SoftBank Group International, an affiliate of SoftBank Group Corp. and as a Manager of Delaware Project 10 L.L.C. Mr. Medeiros disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Mr. Medeiros decided not to stand for re-election as a director of SoFi at the 2022 Annual Meeting. As such, his term will expire at the 2022 Annual Meeting.
(16)Consists of shares of common stock issuable upon the exercise of options exercisable as of or within 60 days of April 5, 2022.
(17)Consists of shares held of record by Mr. Schwartz.
(18)Includes 307,169 shares of common stock issuable upon the exercise of options exercisable as of or within 60 days of April 5, 2022, and 463,538 shares held in trusts directed by Ms. Yeşil.
(19)Includes 672,228 shares held of record by Maria Renz, who resigned from the Company effective April 27, 2022.
SoFi Technologies Series 1 Preferred Stock
The following table sets forth information regarding the beneficial ownership of shares of SoFi Technologies Series 1 Preferred Stock by the same categories of persons listed in the table above as of April 5, 2022.
Percentage ownership of our voting securities is based on 3,234,000 shares of SoFi Technologies Series 1 Preferred Stock issued and outstanding as of April 5, 2022.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Ownership
5% Holders
QIA FIG Holding LLC(2)	3,000,000	92.8%
Entities Affiliated with Silver Lake(3)	228,000	7.1%
Directors and Named Executive Officers
Anthony Noto	6,000	*
Ahmed Al-Hammadi(4)	3,000,000	92.8%
All SoFi Technologies directors and executive officers as a group (24 individuals)	3,006,000	92.9%
__________________
*Less than one percent
(1)Unless otherwise noted, the business address of each of those listed in the table above is 234 1st Street, San Francisco, CA 94105.
(2)The address for this entity is Qatar Investment Authority, Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), Doha, Qatar. This information is based on a Form 4 filed with the SEC on August 5, 2021.
(3)Consists of (i) 224,261 shares held of record by Silver Lake Partners IV, L.P. and (ii) 3,739 shares held of record by Silver Lake Technology Investors IV (Delaware II), L.P. Silver Lake Technology Associates IV, L.P. is the general partner of Silver Lake Partners IV, L.P. and Silver Lake Technology Investors IV (Delaware II), L.P. The general partner of Silver Lake Technology Associates IV, L.P. is SLTA IV (GP), L.L.C., the managing member of which is Silver Lake Group, L.L.C. The managing members of Silver Lake Group, L.L.C. are Egon Durban, Kenneth Hao, Gregory Mondre and Joseph Osnoss. The address of each of the entities named above is 2775 Sand Hill Road, Suite 100, Menlo Park, CA 94025. This information is based on a Form 4 filed with the SEC on June 2, 2021.
(4)Consists of shares held by QIA FIG Holding LLC. Mr. Al-Hammadi serves as Chief Investment Officer, Europe, Russia and Turkey for Qatar Investment Authority, the ultimate parent of QIA FIG Holding LLC. Mr. Al-Hammadi disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. The address of the entities named above is Qatar Investment Authority, Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), Doha, Qatar. This information is based on a Form 4 filed with the SEC on August 5, 2021.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities already reflected)
Equity compensation plans approved by security holders	30,630,080	(2)	n/a(3)	32,470,481
Equity compensation plans not approved by security holders	74,369,977		$7.56	—
Total	105,000,057		$7.56	32,470,481
__________________
(1)Includes the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) and the Company’s Amended and Restated 2011 Stock Option Plan (the “2011 Plan”). Upon the Closing, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards may be granted under such plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1 by the lesser of (i) a number equal to the excess (if any) of (a) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year over (b) the number of shares of stock then reserved for issuance under the 2021 Plan as of such date and (ii) such smaller number of shares of common stock as determined by our Board of Directors.
(2)Represents the number of shares of common stock underlying 7,659,684 outstanding RSUs and 22,970,396 outstanding PSUs.
(3)There are no outstanding options or warrants under the 2021 Plan. See note 2 above with respect to RSUs and PSUs granted under the Plans. The weighted average exercise price is not applicable to RSUs and PSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation” and “Management” and the registration rights described elsewhere in this Form 10-K/A, the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
We also describe below certain other transactions and relationships with our directors, executive officers and stockholders.
Shareholders’ Agreement
We, the Sponsor and certain former shareholders of Social Finance (the “SoFi Holders”) entered into the Shareholders’ Agreement. The SoFi Holders include entities affiliated with SoftBank and Red Crow Capital, entities affiliated with Michael Bingle, one of our directors, and an entity affiliated with Mr. Al-Hammadi, one of our directors. Pursuant to the Shareholders’ Agreement, we also entered into the Share Repurchase Agreement with SoftBank Group Capital Limited (the “Share Repurchase Agreement”) committing us to repurchase, in the aggregate, $150 million of shares of common stock owned by the SoftBank Investors at a price per share equal to $10.00. Following such repurchase, in the event the combined ownership of shares of common stock by the SoftBank investors and Renren SF Holdings Inc., or their affiliates, exceeds a specified regulatory ownership threshold, the SoftBank Investors will convert a number of shares of common stock into non-voting common stock such that, the combined ownership of the SoftBank Investors, Renren SF Holdings Inc. and their affiliates will not exceed such threshold. The Shareholders’ Agreement further sets forth ongoing board designation rights that entitle (i) the SCH Sponsor to nominate up to two (2) independent directors, (ii) the SoftBank investors to nominate up to two (2) directors, (iii) the Silver Lake investors to nominate one (1) director, (iv) the QIA investors to nominate one (1) director, and (v) the Red Crow investors to nominate one (1) director, in each case so long as such entity or its affiliates owns a certain percentage of our common stock. Certain of these entities are also entitled to certain designation rights with respect to committees of our Board of Directors. In April 2021, the SoftBank investors and Red Crow investors waived their board designation rights. Pursuant to the Shareholders’ Agreement, if, as of the Closing, we maintained an amount of available cash that exceeds a certain minimum threshold, and our Board of Directors approved the repurchase of our common stock, then until the earlier of 180 days following the Closing and such time as the amount of such repurchases equals $250 million, we were required to offer the SoFi Holders the right to sell to us shares of our common stock owned by the SoFi Holders at a price per share equal to $10.00, subject to certain prioritization between such stockholders, and in each case on the terms, and subject to the conditions, set forth in the Shareholders’ Agreement. As of the date of this Form 10-K/A, our Board of Directors has not approved such a repurchase.
SoftBank Repurchase Agreement
As provided in the Shareholders’ Agreement, following the Closing, we entered into the Share Repurchase Agreement with SoftBank Group Capital Limited, which committed us to repurchase, in the aggregate, $150 million of shares of our common stock owned by the SoftBank investors at a price per share equal to $10.00. The repurchase was completed on May 28, 2021.

Series 1 Registration Rights Agreement
At the Closing, we and holders of Series 1 Preferred Stock entered into the Series 1 Registration Rights Agreement, pursuant to which we agreed to register for resale, pursuant to Rule 415 under the Securities Act, the Series 1 Preferred Stock and any other of our equity securities or securities of our subsidiaries issued or issuable with respect to shares of Series 1 Preferred Stock. The Series 1 Registration Rights Agreement also provides for certain customary piggyback registration rights. The Series 1 Registration Rights Agreement will terminate on the date that such party no longer holds any Registrable Securities (as defined therein). The holders of Series 1 Preferred include certain parties related to us.
Amended and Restated Registration Rights Agreement
At the Closing, we, the Sponsor, certain affiliates of the Sponsor and certain SoFi stockholders entered into an Amended and Restated Registration Rights Agreement, pursuant to which we agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of our common stock and other of our equity securities that are held by the parties thereto from time to time. The Amended and Restated Registration Rights Agreement amends and restates the registration rights agreement that was entered into by SCH, the Sponsor and the other parties thereto in connection with the SCH initial public offering. The Amended and Restated Registration Rights Agreement also provides for certain customary piggyback registration rights. The Amended and Restated Registration Rights Agreement will terminate on the date that such party no longer holds any Registrable Securities (as defined therein). The SoFi stockholders party to the agreement include parties related to us, including entities affiliated with SoftBank and Red Crow Capital, LLC, entities affiliated with Michael Bingle and Ahmed Al-Hammadi, two of our directors, Jay Parikh and Jennifer Dulski, former directors of SCH, certain entities affiliated with Chamath Palihapitiya, the former Chairman of the Board of Directors of SCH and certain entities affiliated with Ian Osborne, the former President and a former director of SCH.
Amended and Restated Series H Warrants
On May 29, 2019, in connection with issuances of Social Finance Series H Preferred Stock and Social Finance Series 1 Preferred Stock, Social Finance issued 12,170,990 Series H Warrants to parties related to us, including QIA FIG Holding LLC, entities affiliated with Silver Lake and Anthony Noto. In connection with the Business Combination, the Series H Warrants converted into warrants to purchase our common stock. On May 28, 2021, we entered into an amended and restated warrant with each holder of Series H Warrants, which warrants superseded the outstanding warrants to purchase shares of Social Finance Series H Preferred Stock, and pursuant to which each holder will have the right to purchase a number of shares of our common stock set forth therein.
Arrangements with Galileo
Following the acquisition of Galileo in 2020, Social Finance provided, and we continue to provide, certain ongoing shared operational services to Galileo, including in areas such as legal and compliance, human resources, information technology, corporate development and strategy, and other administrative functions. Our executive officer, Derek White, serves as the Chief Executive Officer of Galileo.
Executive Officer and Director Compensation Arrangements
See “Executive Compensation” for information regarding compensation arrangements with the executive officers and directors of SoFi, which include, among other things, employment, termination of employment and change in control arrangements, stock awards and certain other benefits.
Director and Officer Indemnification
Our Certificate of Incorporation and Bylaws provide for indemnification for our directors and officers to the fullest extent permitted by the DGCL. We have entered into indemnification agreements with each of our directors and executive officers. For additional information, see “Executive Compensation  —  Limitations of Liability and Indemnification Matters”.

Pre-Business Combination Related Party Transactions of Social Finance
In connection with the execution of the Merger Agreement in January 2021, SCH and the Series 1 Holders, including Anthony Noto, entered into the Series 1 Agreement. The Series 1 Agreement amends and restates in its entirety the Original Series 1 Agreement and assigns all of Social Finance’s rights, remedies, obligations and liabilities under the Original Series 1 Agreement to SoFi. The Series 1 Agreement contains financial and other covenants, provides for certain information rights and provided for the cash payment of $21.2 million to the Series 1 Holders, immediately upon the Closing, in full satisfaction of the special payment rights set forth in the Original Series 1 Agreement, which was subject to adjustment in accordance with the Merger Agreement. The Series 1 Agreement further provides that if the holders of a majority of the outstanding shares of Series 1 Preferred Stock are entitled to appoint a director designated by QIA FIG Holding LLC to our Board of Directors, as provided in our Certificate of Incorporation, then each Series 1 Investor shall vote such number of shares of Series 1 Preferred Stock as is necessary to ensure that the person designated by QIA FIG Holding LLC is so elected.
Policies and Procedures for Related Person Transactions
Our Nominating and Corporate Governance Committee has the responsibility for reviewing and approving or disapproving “related party transactions.” We adopted a written policy following the Closing for the review and approval of related party transactions that sets forth the following policies and procedures for the review and approval or ratification of related party transactions. A related party transaction means any transaction, arrangement or relationship in which the amount involved exceeds $120,000 and any related party has or will have a direct or indirect material interest (other than solely as a result of being a director, officer or a less than 10 percent beneficial owner of another entity).
•The Nominating and Corporate Governance Committee review the material facts of all related party transactions.
•In reviewing any related person transaction, the Nominating and Corporate Governance Committee takes into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
•In connection with its review of any related person transaction, we will provide the Nominating and Corporate Governance Committee with all material information regarding such related person transaction, the interest of the related person and any potential disclosure obligations we have in connection with such related person transaction.
If a related person transaction will be ongoing, the Nominating and Corporate Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related person.
Pre-Business Combination Related Party Transactions of SCH
Private Placement Warrants
Simultaneously with the consummation of the SCH initial public offering, the Sponsor purchased 8,000,000 warrants to purchase one SCH Class A ordinary share at an exercise price of $11.50 (the “private placement warrants”) at a price of $2.00 per warrant, or $16.0 million in the aggregate, in a private placement. Each private placement warrant entitled the holder to purchase one SCH Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was placed in the trust account of SCH. In connection with the Business Combination, upon the Domestication, each of the 8,000,000 private placement warrants automatically converted into a warrant to acquire one share of our common stock.
The warrants became exercisable on October 14, 2021. On November 4, 2021, we announced that we would redeem all warrants that remained outstanding at 5:00 p.m. New York City time on December 6, 2021 (the “Redemption Date”) for a redemption price of $0.10 per warrant. The warrants were exercisable by the holders thereof until 5:00 p.m. New York City time on the Redemption Date to purchase fully paid and non-assessable shares of common stock underlying such warrants. Warrant holders were entitled to exercise their outstanding warrants on a “cashless” basis at a Redemption Fair Market Value of $22.38 entitling warrant holders to receive 0.361 shares of common stock per warrant. Of the 8,000,000 warrants that were outstanding, 2,000,000 warrants were exercised for cash at an exercise price of $11.50 per share of common stock and 6,000,000 warrants were exercised on a cashless basis in exchange for an aggregate of 4,166,000 shares of common stock. We received cash proceeds of $23.0 million in connection with the warrant redemption. Any warrants that remained unexercised on the Redemption Date were void and no longer exercisable, and the holders of those warrants received the redemption price of $0.10 per warrant. In connection with the redemption, the warrants ceased trading on the Nasdaq and were delisted, with the trading halt announced after close of market on December 6, 2021.
Subscription Agreements
Concurrently with the execution of the Merger Agreement, we entered into Subscription Agreements with the Sponsor Related PIPE Investors, pursuant to which the Sponsor Related PIPE Investors subscribed for shares of SoFi Technologies common stock in connection with the PIPE Investment. The Sponsor Related PIPE Investors funded $275,000,000 of the PIPE Investment, for which they received 27,500,000 shares of SoFi Technologies common stock. Specifically, (i) ChaChaCha SPAC 5, LLC, an entity affiliated with SCH’s Chairman and Chief Executive Officer Chamath Palihapitiya, subscribed for 13,100,000 shares of our common stock, (ii) Hedosophia Group Limited, Longsutton Limited and Hedosophia Public Investment Group Limited, each of which are entities affiliated with SCH’s President and director Ian Osborne, subscribed for an aggregate of 13,100,000 shares of our common stock, of which certain shares were subsequently assigned to affiliates of Hedosophia Group Limited, (iii) The Steven Trieu Living Trust dtd 4.3.12, an entity affiliated with SCH’s Chief Financial Officer Steven Trieu, subscribed for 240,000 shares of our common stock, and (iv) individuals affiliated with the Sponsor subscribed for the remaining 1,060,000 shares of our common stock. The PIPE Investment was consummated concurrently with the Closing.
Related Party Note and Advances
On January 11, 2021, SCH issued a promissory note to Sponsor (the "Promissory Note"), pursuant to which SCH could borrow up to an aggregate principal amount of $2,500,000 and SCH drew down under the Promissory Note in 2021. The Promissory Note was non-interest bearing and payable on the earlier of (i) October 14, 2022 and (ii) the completion of the Business Combination. In addition, in 2021, the Sponsor paid for certain costs on behalf of the Company. The advances were non-interest bearing and due on demand.
Director Independence
As a result of our common stock being listed on Nasdaq, we must comply with the applicable rules of such exchange in determining whether a director is independent. We have determined that each of Tom Hutton, Ahmed Al-Hammadi, Ruzwana Bashir, Mike Bingle, Michel Combes, Richard Costolo, Carlos Medeiros, Clara Liang and Magdalena Yeşil qualifies as “independent” as defined under applicable SEC rules and Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services
FEES FOR SERVICES RENDERED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The following table summarizes the aggregate fees paid for professional services provided by Deloitte & Touche LLP (San Francisco, California, PCAOB ID No: 34) related to the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees(1)	$5,843,365	$3,362,236
Audit-Related Fees(2)	1,362,059	1,183,702
Tax Fees(3)	186,731	92,401
All Other Fees	—	—
Total Fees	$7,392,155	$4,638,339
__________________
(1)Audit Fees consist of fees for professional services rendered in connection with the review of our financial statements presented in our Quarterly Reports on Form 10-Q, the audit of our annual consolidated financial statements, including audited financial statements presented in our 2021 10-K and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, as well as consents and comfort letters.
(2)Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards, due diligence procedures in connection with acquisitions and procedures related to other attest services. Fees for our fiscal year ended December 31, 2021 also consisted of professional services rendered in connection with our securities offerings.
(3)Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include consultation on tax matters and assistance regarding federal, state and international tax compliance.

Pre-Approval Policies and Procedures

Our Audit Committee approves in advance all audit and any non-audit services rendered by Deloitte & Touche LLP to us and our consolidated subsidiaries and all fees described above were pre-approved by our Audit Committee. The Audit Committee’s charter provides that the Audit Committee shall pre-approve all auditing services, internal control-related services and permitted non-audit services (including the range of fees and terms thereof) to be performed for the Company by the independent auditor, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of non-audit services by Deloitte & Touche LLP is compatible with maintaining its independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements: All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2021 10-K filed with the SEC on March 1, 2022.
(2) Financial Statement Schedules: None.
(3) Index to Exhibits: The following exhibits are filed herewith, or were previously filed and are hereby incorporated by reference.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

2.1+	Agreement and Plan of Merger, dated as of January 7, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	S-4	333-252009	January 11, 2021	Annex A
2.2	First Amendment to Agreement and Plan of Merger, dated as of March 16, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	8-K	001-39606	March 16, 2021	2.1
2.3	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2020, by and among Social Finance, Inc., SFI Acquisition Co., Inc., SFI Financial Technologies LLC, and Shareholder Representative Services LLC	S-1	333-257092	June 14, 2021	2.3
2.4+	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2022, by and among SoFi Technologies, Inc., Technisys S.A., Atom New Delaware, Inc., Atom Merger Sub Corporation and Fortis Advisors LLC, as representative	8-K	001-39606	February 24, 2022	2.1
3.1	Certificate of Incorporation of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.1
3.2	By-Laws of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.2
4.1	Specimen Common Stock Certificate of SoFi Technologies, Inc.	S-4/A	333-252009	February 10, 2021	4.6
4.2	Form of Amended and Restated Warrant to Purchase Stock, by and among SoFi Technologies, Inc., Social Finance, Inc. and the Investor named therein	S-4	333-252009	January 11, 2021	Annex M
4.3	Indenture, dated as of October 4, 2021, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	October 4, 2021	4.1
4.4	Form of Note representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39606	October 4, 2021	4.2
4.5	Description of Registered Securities	10-K	001-39606	March 1, 2022	4.5
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39606	October 4, 2021	10.1
10.2	2021 Stock Option and Incentive Plan of SoFi Technologies, Inc. and forms of agreement thereunder.	8-K	001-39606	June 4, 2021	10.2
10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	S-4	333-252009	January 11, 2021	Annex D
10.4	Shareholders’ Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, and the parties identified on the signature pages thereto	8-K	001-39606	June 4, 2021	10.4
10.5	Amended and Restated Series 1 Preferred Stock Investors’ Agreement, dated as of January 7, 2021, by and among the Registrant and the investors listed on Schedule 1 thereto	S-4	333-252009	January 11, 2021	Annex H

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

10.6	Amended and Restated Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto, Jay Parikh, Jennifer Dulski and the parties set forth on Schedule 2 thereto	8-K	001-39606	June 4, 2021	10.5
10.7	Series 1 Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant and certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto	8-K	001-39606	June 4, 2021	10.6
10.8	Social Finance, Inc. 2011 Stock Plan and forms of agreements thereunder	S-4	333-252009	January 11, 2021	10.17
10.9†	Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement, dated as of September 14, 2019, by and between Stadco LA, LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.12
10.10	Revolving Credit Agreement, dated as of September 27, 2018, among Social Finance, Inc., as the Borrower, the Lenders party thereto, the Issuing Banks party thereto, Goldman Sachs Bank USA, as the Administrative Agent, and Citibank, N.A. and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Bookrunners	S-1	333-257092	June 14, 2021	10.13
10.11	Office Lease One Tehama, dated as of August 6, 2018, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.14
10.12	First Amendment to Office Lease One Tehama, dated as of March 28, 2019, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.15
10.13	Amended and Restated Offer of Employment Letter dated as of February 26, 2018 by and between Social Finance, Inc. and Anthony Noto	S-1	333-257092	June 14, 2021	10.16
10.14	Offer Letter dated as of May 29, 2018 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.17
10.15	CFO Promotion Letter dated as of September 14, 2020 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.18
10.16	Offer Letter dated as of March 27, 2018 by and between Social Finance, Inc. and Michelle Gill	S-1	333-257092	June 14, 2021	10.19
10.17	Offer Letter dated as of May 15, 2019 by and between Social Finance, Inc. and Jennifer Nuckles	S-1	333-257092	June 14, 2021	10.20
10.18	Executive Vice President Promotion Letter dated as of March 6, 2020 by and between Social Finance, Inc. and Jennifer Nuckles	S-1	333-257092	June 14, 2021	10.21
10.19	Offer Letter dated as of May 17, 2021 by and between Galileo Financial Technologies, LLC and Derek White	S-1	333-257092	June 14, 2021	10.23
10.20	Form of Indemnification Agreement	8-K	001-39606	June 4, 2021	10.1
10.21+	Support Agreement, dated as of February 19, 2022, by and among SoFi Technologies, Inc. and the shareholders of Technisys S.A. party thereto	8-K	001-39606	February 24, 2022	10.1
10.22+	Lock-Up Agreement, dated as of February 19, 2022, by and among SoFi Technologies, Inc. and the shareholders of Technisys S.A. party thereto	8-K	001-39606	February 24, 2022	10.2
21	List of Subsidiaries of the Registrant	10-K	001-39606	March 1, 2022	21
23	Consent of Independent Registered Public Accounting Firm	10-K	001-39606	March 1, 2022	23
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39606	March 1, 2022	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39606	March 1, 2022	31.2
31.3*
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

31.4*
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2021

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39606	March 1, 2022	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39606	March 1, 2022	32.2
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.
(Registrant)

Date:	May 2, 2022	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 2, 2022.

Signatures	Title
/s/ Anthony Noto	Chief Executive Officer
Anthony Noto	Principal Executive Officer and Director

/s/ Christopher Lapointe	Chief Financial Officer
Christopher Lapointe	Principal Financial Officer and Principal Accounting Officer

/s/ Tom Hutton	Chairman of the Board of Directors
Tom Hutton

/s/ Steven Freiberg	Vice Chairman of the Board of Directors
Steven Freiberg

/s/ Michael Bingle	Director
Michael Bingle

/s/ Michel Combes	Director
Michel Combes

/s/ Richard Costolo	Director
Richard Costolo

/s/ Harvey Schwartz	Director
Harvey Schwartz

/s/ Magdalena Yeşil	Director
Magdalena Yeşil