Form 10-Q
period 2022-03-31
SoFi Technologies, Inc.
filed 2022-05-10
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 4, 2022 was 915,824,337 shares.

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
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with Social Capital Hedosophia Holdings Corp. V (“SCH”) on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”. As a result of the Business Combination, which was completed on May 28, 2021, share and per share amounts presented in this Quarterly Report on Form 10-Q for periods prior to the Business Combination for Social Finance, Inc. have been retroactively converted by application of the exchange ratio of 1.7428.
In March 2021, we entered into an agreement to acquire Golden Pacific Bancorp, Inc. (“Golden Pacific”), a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank (the “Bank Merger”). The Bank Merger closed in February 2022, after which we became a bank holding company and renamed Golden Pacific Bank as SoFi Bank, National Association (“SoFi Bank”).
In February 2022, we entered into an agreement to acquire Technisys S.A. (“Technisys”), a cloud-native digital multi-product core banking platform (the “Technisys Merger”). The Technisys Merger closed in March 2022.
See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for information on our acquisitions.
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
Forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, including among other things:
•our ability to achieve and maintain profitability in the future;
•the impact on our business of the regulatory environment and complexities with compliance;
•our ability to respond to general economic conditions;
•the effect and impact of any further extension of the federal student loan payment moratorium or any governmental actions taken to forgive student loans;
•our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;
•our ability to access sources of capital, including debt financing, deposits and other sources of capital to finance operations and growth;
•the impact of general economic conditions and other macro-economic factors, such as increasing interest rates and inflationary pressures;
•the success of our marketing efforts and our ability to expand our member base;
•our ability to grow market share in existing markets or any new markets we may enter;
•our ability to develop new products, features and functionality that are competitive and meet market needs;
•our ability to diversify our business and broaden our suite of financial services offerings;
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
•our ability to realize the anticipated benefits of the Bank Merger and the Technisys Merger and the expansion of our operations into foreign jurisdictions;
•the outcome of any legal or governmental proceedings that may be instituted against us; and
•the effect of and uncertainties related to the ongoing COVID-19 pandemic (including any emergence of additional variants or government responses thereto) and any continued recovery from the impact of the COVID-19 pandemic.
Forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and reflect current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,325,135	$494,711
Restricted cash and restricted cash equivalents(1)	377,077	273,726
Investments in available-for-sale securities (amortized cost of $205,114 and $195,796, respectively)	199,840	194,907
Loans, less allowance for credit losses on loans at amortized cost of $17,866 and $7,037, respectively(1)(2)	7,222,001	6,068,884
Servicing rights	173,505	168,259
Securitization investments	325,370	374,688
Equity method investments	—	19,739
Property, equipment and software	131,537	111,873
Goodwill	1,615,694	898,527
Intangible assets	505,526	284,579
Operating lease right-of-use assets	112,400	115,191
Other assets, less allowance for credit losses of $1,652 and $2,292, respectively	258,491	171,242
Total assets	$12,246,576	$9,176,326
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Noninterest-bearing deposits	$95,598	$—
Interest-bearing deposits	1,060,324	—
Total deposits	1,155,922	—
Accounts payable, accruals and other liabilities(1)	437,319	298,164
Operating lease liabilities	135,955	138,794
Debt(1)	4,916,175	3,947,983
Residual interests classified as debt(1)	70,532	93,682
Total liabilities	6,715,903	4,478,623
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(3):
Redeemable preferred stock, $0.00 par value: 100,000,000 shares authorized; 3,234,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 915,673,855 and 828,154,462 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively(4)	91	83
Additional paid-in capital	6,509,643	5,561,831
Accumulated other comprehensive loss	(5,964)	(1,471)
Accumulated deficit	(1,293,471)	(1,183,114)
Total permanent equity	5,210,299	4,377,329
Total liabilities, temporary equity and permanent equity	$12,246,576	$9,176,326
______________
(1)Financial statement line items include amounts in consolidated variable interest entities (“VIEs”). See Note 5.
(2)As of March 31, 2022 and December 31, 2021, includes loans held for sale measured at fair value of $7,002,885 and $5,952,972, respectively.
(3)Redemption amounts are $323,400 as of March 31, 2022 and December 31, 2021.
(4)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of March 31, 2022 and December 31, 2021. See Note 11 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended March 31,
	2022	2021
Interest income
Loans	$114,385	$77,221
Securitizations	2,758	4,467
Related party notes	—	211
Other	1,269	629
Total interest income	118,412	82,528
Interest expense
Securitizations and warehouses	19,906	29,808
Deposits	431	—
Corporate borrowings	2,649	5,008
Other	493	432
Total interest expense	23,479	35,248
Net interest income	94,933	47,280
Noninterest income
Loan origination and sales	157,704	110,345
Securitizations	(11,281)	(2,036)
Servicing	12,236	(12,109)
Technology products and solutions	59,857	45,659
Other	16,895	6,845
Total noninterest income	235,411	148,704
Total net revenue	330,344	195,984
Noninterest expense
Technology and product development	81,908	65,948
Sales and marketing	138,138	87,234
Cost of operations	70,437	57,570
General and administrative	136,505	161,697
Provision for credit losses	12,961	—
Total noninterest expense	439,949	372,449
Loss before income taxes	(109,605)	(176,465)
Income tax expense	(752)	(1,099)
Net loss	$(110,357)	$(177,564)
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	(4,455)	—
Foreign currency translation adjustments, net	(38)	(80)
Total other comprehensive loss	(4,493)	(80)
Comprehensive loss	$(114,850)	$(177,644)
Loss per share (Note 16)
Loss per share – basic	$(0.14)	$(1.61)
Loss per share – diluted	$(0.14)	$(1.61)
Weighted average common stock outstanding – basic	852,853,596	116,152,593
Weighted average common stock outstanding – diluted	852,853,596	116,152,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	828,154,462	$83	$5,561,831	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
Share-based compensation expense	—	—	81,617	—	—	81,617	—	—
Vesting of RSUs	4,951,204	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(343,698)	—	(3,593)	—	—	(3,593)	—	—
Exercise of common stock options	1,055,775	—	1,867	—	—	1,867	—	—
Issuance of common stock in acquisition	81,856,112	8	875,034	—	—	875,042	—	—
Vested awards assumed in acquisition	—	—	2,855	—	—	2,855	—	—
Redeemable preferred stock dividends	—	—	(9,968)	—	—	(9,968)	—	—
Net loss	—	—	—	—	(110,357)	(110,357)	—	—
Other comprehensive loss, net of taxes	—	—	—	(4,493)	—	(4,493)	—	—
Balance at March 31, 2022	915,673,855	$91	$6,509,643	$(5,964)	$(1,293,471)	$5,210,299	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Deficit	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	115,084,358	$—	$579,228	$(166)	$(699,177)	$(120,115)	469,150,522	$3,173,686
Share-based compensation expense	—	—	37,454	—	—	37,454	—	—
Vesting of RSUs	3,654,434	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,399,716)	—	(25,989)	—	—	(25,989)	—	—
Exercise of common stock options	1,679,838	—	2,624	—	—	2,624	—	—
Redeemable preferred stock dividends	—	—	(9,968)	—	—	(9,968)	—	—
Net loss	—	—	—	—	(177,564)	(177,564)	—	—
Other comprehensive loss, net of taxes	—	—	—	(80)	—	(80)	—	—
Balance at March 31, 2021	119,018,914	$—	$583,349	$(246)	$(876,741)	$(293,638)	469,150,522	$3,173,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(110,357)	$(177,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,698	25,977
Deferred debt issuance and discount expense	4,209	5,998
Share-based compensation expense	77,021	37,454
Deferred income taxes	(40)	623
Fair value changes in residual interests classified as debt	2,963	7,951
Fair value changes in securitization investments	6,545	(2,957)
Fair value changes in warrant liabilities	—	89,920
Other	16,180	(139)
Changes in operating assets and liabilities:
Originations and purchases of loans	(3,599,870)	(2,575,932)
Proceeds from sales and repayments of loans	2,491,409	2,911,540
Other changes in loans	58,548	30,486
Servicing assets	(5,246)	(11,643)
Related party notes receivable interest income	—	1,399
Other assets	(13,623)	3,299
Accounts payable, accruals and other liabilities	30,339	(6,361)
Net cash provided by (used in) operating activities	$(1,011,224)	$340,051
Investing activities
Purchases of property, equipment, software and intangible assets	$(25,114)	$(7,445)
Proceeds from repayment of related party notes receivable	—	16,693
Purchases of available-for-sale investments	(36,825)	—
Proceeds from sales of available-for-sale investments	17,651	—
Proceeds from maturities and paydowns of available-for-sale investments	11,964	—
Changes in loans, net	(33,884)	—
Proceeds from non-securitization investments	—	107,534
Proceeds from securitization investments	42,773	64,165
Acquisition of businesses, net of cash acquired	73,314	—
Net cash provided by investing activities	$49,879	$180,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Financing activities
Proceeds from debt issuances	$3,569,960	$1,925,042
Repayment of debt	(2,632,625)	(2,912,263)
Payment of debt issuance costs	(2,165)	(1,645)
Net increase in deposits	961,834	—
Taxes paid related to net share settlement of share-based awards	(3,593)	(25,989)
Purchases of common stock	—	(526)
Redemptions of redeemable common and preferred stock	—	(132,859)
Proceeds from stock option exercises	1,867	2,624
Finance lease principal payments	(120)	(163)
Net cash provided by (used in) financing activities	$1,895,158	$(1,145,779)
Effect of exchange rates on cash and cash equivalents	(38)	(80)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$933,775	$(624,861)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	768,437	1,323,428
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,702,212	$698,567

Reconciliation to amounts on unaudited condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$1,325,135	$351,283
Restricted cash and restricted cash equivalents	377,077	347,284
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$1,702,212	$698,567

Supplemental non-cash investing and financing activities
Issuance of common stock in acquisition	$875,042	$—
Vested awards assumed in acquisition	2,855	—
Loans received in acquisition	84,485	—
Debt assumed in acquisition	2,000	—
Deposits assumed in acquisition	158,016	—
Deposits credited but not yet received in cash	36,072	—
Available-for-sale securities received in acquisition	10,014	—
Property, equipment and software received in acquisition	3,192	—
Non-cash loan reduction	375	—
Share-based compensation capitalized related to internally-developed software	4,596	—
Redeemable preferred stock dividends accrued but unpaid	9,968	9,968
Securitization investments acquired via loan transfers	—	26,381
Non-cash property, equipment, software and intangible asset additions	—	888

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
Upon the closing of the Business Combination, holders of Social Finance common stock received shares of SoFi Technologies common stock in an amount determined by application of the exchange ratio of 1.7428 (“Exchange Ratio”), which was based on Social Finance’s implied price per share prior to the Business Combination. Additionally, holders of Social Finance preferred stock (with the exception of the holders of our Series 1 Redeemable Preferred Stock, as defined in Note 10) received shares of SoFi Technologies common stock in amounts determined by application of either the Exchange Ratio or a multiplier of the Exchange Ratio, as provided by the Agreement.
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending strategy to offer home loans, personal loans and credit cards. The Company has also developed non-lending financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong, and also began to operate as a platform-as-a-service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America, allowing the Company to expand its technology platform services to a broader international market. For additional information on our recent business combinations, see Note 2. For additional information on our reportable segments, see Note 17.
Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts were eliminated in consolidation. The unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the SEC. We condensed or omitted certain notes and other financial information from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Unaudited Condensed Consolidated Financial Statements related to the three months ended March 31, 2022 and 2021 are unaudited and should be read in conjunction with the annual consolidated statements included in our annual filing on Form 10-K filed with the SEC on March 1, 2022. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. In our unaudited condensed consolidated statements of operations and comprehensive income (loss), we renamed the financial statement line item for noninterest income—technology platform fees to noninterest income—technology products and solutions to accommodate noninterest income earned from Technisys, which we acquired in the first quarter of 2022. See Note 1 for our presentation of disaggregated revenue and Note 2 for our discussion of business combinations.

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
Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents consist primarily of cash deposits, certificate of deposit accounts held on reserve, money market funds held by consolidated VIEs, and collection balances. These accounts are earmarked as restricted because the balances are either member balances held in our custody, cash segregated for regulatory purposes associated with brokerage activities, escrow requirements for certain debt facilities and derivative agreements, deposits required by various bank holding companies we partner with (“Member Banks”) that support one or more of our products, loan collection balances awaiting disbursement, consolidated VIE cash balances that we cannot use for general operating purposes, or other legally restricted balances.
Loans
Our loan portfolio consists of (i) personal loans, student loans and home loans, which are held for sale and measured at fair value, and (ii) credit card loans, and commercial and consumer banking loans acquired in the first quarter of 2022, which are measured at amortized cost. The commercial and consumer banking portfolio is primarily inclusive of commercial real estate loans, commercial and industrial loans and residential real estate and other consumer loans.
Loans Measured at Fair Value
Loans that we intend to sell to third-party purchasers or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. We elected the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans, as well as our intentions given our gain-on-sale origination model. Therefore, these loans are carried at fair value on a recurring basis. All direct fees and costs related to the origination process are recognized in earnings as earned or incurred. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss). We record cash flows related to loans held for sale within cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.
Securitized loans are assets held by consolidated special purpose entities (“SPE”) as collateral for bonds issued, for which fair value changes are recorded within noninterest income—securitizations in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Gains or losses recognized upon deconsolidation of a VIE are also recorded within noninterest income—securitizations.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
For our loans measured at amortized cost, direct loan origination costs are deferred and amortized on a straight-line basis over the privilege period (12 months) for credit card loans and amortized using the effective interest method over the contractual term of the loans for commercial and consumer banking loans, within interest income—loans in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2022, we amortized $1,597 of deferred costs into interest income and had a remaining balance of deferred costs of $4,127 as of March 31, 2022.
Commercial and consumer banking loans are reported as delinquent when they become 30 or more days past due. For all commercial and consumer banking loans, we stop accruing interest and reverse all accrued but unpaid interest after 90 days of delinquency. For consumer banking loans, delinquent loans are charged off after 120 days of delinquency or on the date of confirmed loss.
Purchased Credit Deteriorated Assets
In connection with the Bank Merger, as further discussed in Note 2, we obtained purchased credit deteriorated (“PCD”) loans. PCD loans are acquired financial assets (or groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. Indicators that an acquired asset may meet the definition of a PCD asset include days past due status, nonaccrual status, troubled debt restructuring status and other loan agreement violations. We were required to record an allowance for the acquired PCD loans, with a corresponding increase to the amortized cost basis as of the acquisition date. Recognition of the initial allowance for credit losses upon the acquisition of PCD loans does not impact net income. Changes in estimates of expected credit losses after acquisition are recognized through the provision for credit losses. See Note 7 for the rollforward of our allowance for credit losses.
Troubled Debt Restructuring
In connection with the Bank Merger, as further discussed in Note 2, we obtained troubled debt restructuring (“TDR”) loans. TDR loans are those for which the contractual terms have been restructured to grant one or more concessions to a borrower who is experiencing financial difficulty. Concessions may include several types of assistance to aid customers and maximize payments received, and vary by borrower-specific characteristics. Loans with short-term and other insignificant modifications that are not considered concessions are not TDRs. TDRs identified by Golden Pacific prior to the acquisition were recorded at fair value with a new accounting basis established as of the date of acquisition. There were no modifications subsequent to acquisition.
Allowance for Credit Losses
As of March 31, 2022, we applied ASC 326, Financial Instruments—Credit Losses (“ASC 326”), to the following: (i) cash equivalents and restricted cash equivalents, (ii) accounts receivable from contracts with customers, inclusive of servicing related receivables, (iii) margin receivables, which were attributable to our activities at 8 Limited, (iv) certain loan repurchase reserves representing guarantees of credit exposure, (v) loans measured at amortized cost, including credit card, and commercial and consumer banking loans acquired during the first quarter of 2022, and (vi) investments in available-for-sale debt securities. Our approaches to measuring the allowance for credit losses are disclosed in our Annual Report on Form 10-K, with notable updates provided herein.
Credit card: Our estimate of the allowance for credit losses on credit card as of March 31, 2022 and December 31, 2021 was $16,500 and $7,037, respectively. Accrued interest receivables written off during the three months ended March 31, 2022 were $451 and during the three months ended March 31, 2021 were immaterial. See Note 7 for a rollforward of the allowance for credit losses related to credit card.
Investments in Available-For-Sale Debt Securities
An allowance for credit losses on our investments in available-for-sale (“AFS”) debt securities is required for any portion of impaired securities that is attributable to credit-related factors. As of March 31, 2022, we concluded that the credit-

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
related impairment was immaterial. We did not recognize an allowance for credit losses on impaired investments in AFS debt securities as of March 31, 2022.
Equity Method Investments
In August 2021, we purchased a 5% interest in Lower Holding Company (“Lower”) for $20,000 and were granted a seat on Lower’s board of directors. We accounted for the investment under the equity method of accounting. The investment was not deemed to be significant under either Regulation S-X, Rule 3-09 or Rule 4-08(g).
In January 2022, we relinquished our seat on Lower’s board of directors, and have no further rights to a seat on Lower’s board of directors. As such, we no longer have significant influence over the investee, and we ceased recognizing Lower equity investment income subsequent to that date. Our equity method investment income for the three months ended March 31, 2022 was immaterial. Additionally, we did not receive any distributions during the three months ended March 31, 2022. As of March 31, 2022, our investment was presented within other assets in the unaudited condensed consolidated balance sheets and was measured using the measurement alternative method of accounting, which is further discussed in Note 8.
Property, Equipment and Software
Software includes software acquired in business combinations, purchased software and capitalized software development costs. The capitalization of software development costs is based on whether the software is for internal use, or is to be sold or otherwise marketed. Costs related to internally-developed software for internal use are capitalized when preliminary project efforts are successfully completed, and it is probable that both the project will be completed and the software will be used as intended. For software to be sold or marketed, development costs are capitalized after the technological feasibility of the software has been established. Capitalized costs consist of salaries and compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and functionality enhancements. Research and development costs incurred prior to the establishment of technological feasibility (for software to be sold or marketed) or prior to completion of preliminary project efforts (for internal use software) are expensed as incurred.
Deposits
We commenced offering deposit accounts (referred to as “SoFi Checking and Savings” accounts) to our members through SoFi Bank in the first quarter of 2022. Our interest-bearing deposits primarily consist of demand deposits, savings deposits and, to a lesser extent, time deposits. We also have noninterest-bearing deposits.
The following table presents a detail of interest-bearing deposits as of the date indicated:

March 31, 2022
Interest-bearing deposits:
Demand deposits(1)	$753,134
Savings deposits(1)	293,003
Time deposits	14,187
Total interest-bearing deposits	$1,060,324
_____________________
(1) For deposit liabilities with no defined maturities, the fair value of the liabilities reflects the amount payable on demand at the reporting date.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of March 31, 2022, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $7,537. As of March 31, 2022, future maturities of our total time deposits were as follows:

Remainder of 2022	$10,206
2023	2,774
2024	794
2025	30
2026	281
Thereafter	102
Total	$14,187
Derivative Financial Instruments
The following table presents the gains (losses) recognized on our derivative instruments during the periods indicated:

	Three Months Ended March 31,
	2022	2021
Derivative contracts to manage future loan sale execution risk(1)	$160,607	$36,071
Derivative contracts to manage securitization investment interest rate risk(1)(2)	6,319	—
IRLCs(1)	(6,798)	(8,502)
Interest rate caps(1)	(2,124)	—
Purchase price earn-out(1)	831	—
Third-party warrants(3)	75	—
Total	$158,910	$27,569
_____________________
(1) Recorded within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
(2) Represents derivative instruments utilized to manage interest rate risk associated with certain of our securitization investments.
(3) For the three months ended March 31, 2022, includes $(142) recorded within noninterest income—other and $217 recorded within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss), the latter of which represents the amortization of a deferred liability recognized at the initial fair value of the third party warrants acquired of $964, as we are also a customer of the third party.
The following table presents information about derivative instruments subject to enforceable master netting arrangements as of the dates indicated:

	March 31, 2022		December 31, 2021
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$—	$(7,985)	$5,444	$—
Interest rate caps	—	(2,792)	—	(668)
Home loan pipeline hedges	9,684	(150)	117	(313)
Total, gross	$9,684	$(10,927)	$5,561	$(981)
Less: derivative netting	(2,942)	2,942	(117)	117
Total, net(1)	$6,742	$(7,985)	$5,444	$(864)
_____________________
(1) As of March 31, 2022 and December 31, 2021, we had a cash collateral requirement of $7,985 and $299, respectively, related to these instruments.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amounts of derivative contracts outstanding as of the dates indicated:

	March 31, 2022	December 31, 2021
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$4,885,000	$4,210,000
Home loan pipeline hedges	457,000	421,000
Interest rate caps	405,000	405,000
Interest rate swaps(1)	310,000	—
IRLCs(2)	465,491	357,529
Interest rate caps(3)	405,000	405,000
Total	$6,927,491	$5,798,529
_____________________
(1) Represents interest rate swaps utilized to manage interest rate risk associated with certain of our securitization investments.
(2) Amounts correspond with home loan funding commitments subject to IRLC agreements.
(3) We sold an interest rate cap that was subject to master netting to offset an interest rate cap purchase made in conjunction with a contract to manage future loan sale execution risk.

While the notional amounts of derivative instruments give an indication of the volume of our derivative activity, they do not necessarily represent amounts exchanged by parties and are not a direct measure of our financial exposure.
See Note 8 for additional information on our derivative assets and liabilities.
Foreign Currency Translation Adjustments
We revalue assets, liabilities, income and expense denominated in non-United States currencies into United States dollars using applicable exchange rates. For foreign subsidiaries in which the functional currency is the subsidiary’s local currency, gains and losses relating to foreign currency translation adjustments are included in accumulated other comprehensive loss in our unaudited condensed consolidated balance sheets. For foreign subsidiaries in which the functional currency is the United States Dollar, gains and losses relating to foreign currency transaction adjustments are included within earnings in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Due to the highly inflationary economic environment in Argentina, we use the United States Dollar as the functional currency of our Argentinian operations in accordance with ASC 830, Foreign Currency Matters. Our activities in Argentina are related to our Technology Platform segment and commenced in the first quarter of 2022 with the Technisys Merger.
Revenue Recognition
In accordance with ASC 606, Revenue From Contracts With Customers (“ASC 606”), in each of our revenue arrangements, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects our expected consideration in exchange for those goods or services. Our arrangements accounted for under ASC 606 are discussed in our Annual Report on Form 10-K, with notable updates provided herein.
Technology Products and Solutions
We earn fees for providing an integrated platform as a service for financial and non-financial institutions. Within our technology products and solutions fee arrangements, certain contracts contain a provision for a fixed, upfront implementation fee related to setup activities, which represents an advance payment for future technology platform services. In these arrangements our implementation fees are recognized ratably over the contract life, as we consider the implementation fee partially earned each month that we meet our performance obligation over the life of the contract. In other arrangements, we receive software license and solutions fees in advance of performance, which are also deferred, and the revenue is not recognized until the related performance obligations are met.
Commencing in March 2022 with the Technisys Merger, we earn subscription and service fees for providing software licenses and associated services. Software license and service arrangements comprise one or more software licenses, implementation, maintenance, and other software-related services. We recognize revenue related to software licenses upon delivery of the license, as we consider the license to be satisfied at a point in time. Software is considered delivered when

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
control passes to the customer following the user-acceptance testing period. We recognize revenue related to maintenance ratably over the maintenance period, as we stand ready to provide maintenance services during the period. We recognize revenue related to other software-related services over time using an input model based on hours incurred to provide the services, which directly correspond with the value to which the customer is entitled.
We charge a recurring subscription fee for the software license and related maintenance services. Other software-related services are billed on a periodic basis as the services are provided. Certain arrangements for software and related services contain a provision for a fixed upfront payment, which represents an upfront payment for the license and an advance payment for future services. The standalone selling price of maintenance varies in proportion with the standalone selling price of the underlying license. We allocate upfront payments and any other combined fee between the license and maintenance based upon the standalone selling price. The portion of any upfront payment relating to the license is recognized upon delivery of the license (and deferred until that point in time). The portion of any upfront payment relating to future services is accounted for as deferred revenue and is recognized as the future services are provided. Non-maintenance software-related services fees are recognized over the period during which the services are provided, as we consider these services to be satisfied over time.
We had deferred revenues of $6,887 and $2,553 as of March 31, 2022 and December 31, 2021, respectively, which are presented within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2022, we recognized revenue of $785 associated with deferred revenues within noninterest income—technology products and solutions in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2021, we recognized revenue of $156 associated with deferred revenues.
Sales commissions: Capitalized sales commissions presented within other assets in the unaudited condensed consolidated balance sheets, which are incurred in connection with obtaining our technology products and solutions, were $850 and $678 as of March 31, 2022 and December 31, 2021, respectively. Additionally, we incur ongoing monthly commissions, which are expensed as incurred, as the benefit of such sales efforts are realized only in the period in which the commissions are earned. During the three months ended March 31, 2022 and 2021, commissions recorded within noninterest expense—sales and marketing in the unaudited condensed consolidated statements of operations and comprehensive income (loss) were $1,121 and $809, respectively, of which $82 and $64, respectively, represented amortization of capitalized sales commissions.
Referrals
We earn specified referral fees in connection with referral activities we facilitate through our platform. This arrangement contains variable consideration that is constrained due to the potential reversal of referral fulfillment fees. We recognize a liability within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets for the estimated referral fulfillment fee penalty, which represents the amount of consideration received that we estimate will reverse. The liability was $293 and $118 as of March 31, 2022 and December 31, 2021, respectively.
Contract Balances
As of March 31, 2022 and December 31, 2021, accounts receivable, net associated with revenue from contracts with customers were $53,103 and $33,748, respectively, which were reported within other assets in the unaudited condensed consolidated balance sheets. The increase in contract balances during the current quarter includes the effect of the Technisys Merger, which contributed $17,390 to the balance as of March 31, 2022.
Disaggregated Revenue
The table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates. Revenues from contracts with customers are presented within noninterest income—technology products and solutions and noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(loss). There were no revenues from contracts with customers attributable to our Lending segment for any of the periods presented.

	Three Months Ended March 31,
	2022	2021
Financial Services
Referrals	$7,768	$2,254
Brokerage	4,730	4,612
Payment network	4,286	1,202
Enterprise services	203	58
Total	$16,987	$8,126
Technology Platform
Technology services	$59,157	$45,659
Software licenses	700	—
Payment network	178	442
Total	$60,035	$46,101
Total Revenue from Contracts with Customers
Technology services	$59,157	$45,659
Software licenses	700	—
Referrals	7,768	2,254
Brokerage	4,730	4,612
Payment network	4,464	1,644
Enterprise services	203	58
Total	$77,022	$54,227
Recently Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, rather than at fair value. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We early adopted the standard effective January 1, 2022 and applied its provisions to our current quarter acquisitions. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recent Accounting Standards Issued, But Not Yet Adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU addresses two topics: (i) TDR by creditors, and (ii) vintage disclosures for gross write offs. Under the TDR provisions, the ASU eliminates the recognition and measurement guidance under ASC 310-40, Receivables — Troubled Debt Restructurings by Creditors, and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with the accounting for other loan modifications. Additionally, the ASU enhances existing disclosure requirements around TDRs and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Under the vintage disclosure provisions, the ASU requires the entity to disclose current period gross write offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, Financial Instruments — Credit Losses — Measured at Amortized Cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. If an entity elects to early adopt this standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt either of the two topics separately, or both. The standard should be applied prospectively; however, for the TDR provisions, an entity has the option to apply a modified retrospective transition method. We are currently evaluating the effect of adopting this standard on our consolidated financial statements and related disclosures.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
In March 2022, the SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive guidance for an entity to consider when it has obligations to safeguard crypto-assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, and regardless of its assessment as to who controls the crypto-assets. SAB 121 requires an entity to record a liability to reflect its obligation to safeguard the crypto-assets, as well as a corresponding asset, both of which should be measured at the fair value of the crypto-assets held for the entity’s users. Entities should evaluate any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may affect the measurement of the asset. SAB 121 also requires financial statement disclosure, including the nature and amount of crypto-assets that the entity holds for its users, any vulnerabilities that may arise as a result of any concentration in crypto-assets, and information about who is responsible for the record-keeping of the crypto-assets, the holding of the cryptographic keys and safeguarding the crypto-assets, among other disclosure considerations. Disclosures must also be made in accordance with ASC 820, Fair Value Measurement (“ASC 820”). SAB 121 is effective for SEC registrants for the first interim or annual financial statements ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. We are currently evaluating the approach to, and effect of, adopting SAB 121 on our consolidated financial statements and related disclosures.
Note 2. Business Combinations
Acquisition of Golden Pacific Bancorp, Inc.
On February 2, 2022, we acquired Golden Pacific Bancorp, Inc., a bank holding company, and its wholly-owned subsidiary, which is a national bank (collectively referred to as “Golden Pacific”), pursuant to an Agreement and Plan of Merger dated as of March 8, 2021 by and among the Company, a wholly-owned subsidiary of the Company, and Golden Pacific. In the business combination, we acquired all of the outstanding equity interests in Golden Pacific for total cash purchase consideration of $22.3 million (the “Bank Merger”). After closing the Bank Merger, we became a bank holding company and Golden Pacific began operating as SoFi Bank, National Association (“SoFi Bank”). We are duly registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). SoFi Bank is a national banking association whose primary federal regulator is the Office of the Comptroller of the Currency (the “OCC”). Deposit accounts of SoFi Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund to the fullest extent permitted by law.
The closing of the Bank Merger was subject to regulatory approval. On January 18, 2022, we received approval from the Federal Reserve of our application to become a bank holding company under the Bank Holding Company Act, and we received conditional approval from the OCC to close the Bank Merger. The OCC also approved our application to change the composition of Golden Pacific’s assets in connection with the Bank Merger. The OCC conditional approval imposed a number of conditions, including that SoFi Bank have initial paid-in capital of no less than $750 million and adhere to an operating agreement. Golden Pacific’s community bank business continues to operate as a division of SoFi Bank.
A portion of the total cash purchase consideration ($0.6 million) was held back by the Company to satisfy any indemnification or certain other obligations (“Holdback Amount”), as certain legal proceedings with which Golden Pacific is involved as a plaintiff were not resolved at the time the Bank Merger closed. The Holdback Amount will be used for further financing or costs incurred associated with the litigation and any remaining amount upon resolution of the litigation will be released to the Golden Pacific shareholders. Additionally, we held back a $3.3 million payable to a dissenting Golden Pacific shareholder pending resolution of the shareholder’s appraisal claim, which could possibly result in a lower or higher amount paid to the dissenting shareholder once a ruling is made regarding the appraisal claim.
The Bank Merger was accounted for as a business combination. The preliminary purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which were measured in accordance with the principles outlined in ASC 820. The excess of the total purchase consideration over the fair value of the net assets acquired of $11.2 million was allocated to goodwill, none of which is expected to be deductible for tax purposes, and which is allocated to our Financial Services segment. Goodwill is primarily attributable to the expected benefits of operating a national bank. The results of operations of Golden Pacific are included in SoFi’s consolidated financial statements as of and for the three months ended March 31, 2022. As the acquisition was not determined to be a significant acquisition under ASC 805, we are not disclosing the pro forma impact of this acquisition to the results of operations in our interim and annual filings with the SEC.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Identifiable intangible net assets at the date of acquisition included finite-lived intangible assets for core deposits with an aggregate fair value of $1.0 million. The intangible assets are being amortized over a period of 7.3 years based on the estimated economic life of the underlying assets.
We incurred total acquisition-related costs related to the Bank Merger of $2.2 million, which were incurred during the three months ended March 31, 2021, and are presented within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Acquisition of Technisys S.A.
On March 3, 2022, we acquired Technisys S.A., a Luxembourg société anonyme (“Technisys”), pursuant to an Agreement and Plan of Merger dated as of February 19, 2022 and amended as of March 3, 2022, by and among the Company, Technisys, Atom New Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Atom, and Atom Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of SoFi Technologies (“Technisys Merger”). In the business combination, we acquired all of the outstanding equity interests in Technisys. Technisys is a cloud-native digital and core banking platform with an existing footprint of financial services customers in Latin America. The Technisys Merger was accounted for as a business combination.
The following table presents the components of the purchase consideration to acquire Technisys:

Fair value of common stock issued(1)	$875,042
Fair value of awards assumed(2)	2,855
Amounts payable to settle vested employee performance awards(3)	37,297
Settlement of pre-combination transactions between acquirer and acquiree	235
Total purchase consideration	$915,429
___________________
(1) Reflects the shares of SoFi common stock issued upon closing the acquisition of 81,856,112, inclusive of 6,903,663 shares held in escrow, multiplied by the closing stock price of SoFi common stock on the closing date of the Technisys Merger. As of March 31, 2022, the purchase price allocation process for Technisys was not finalized, as further discussed below.
(2) We contemporaneously converted outstanding performance awards into restricted stock units (“RSUs”) to acquire common stock of SoFi (“Replacement Awards”). The fair value of awards assumed in the purchase consideration was based on the closing stock price of SoFi common stock on the closing date of the Technisys Merger.
(3) We made payments of $2,868 related to this component of purchase consideration through March 31, 2022.
Refer to Note 12 for additional information on our RSUs, including the Replacement Awards.
As of March 31, 2022, the equity component of the total purchase consideration remained subject to further adjustment, pending final agreement regarding a closing net working capital calculation specified in the merger agreement. Any further adjustment to the equity consideration, which may increase or decrease by up to 598,068 shares, would similarly impact the carrying value of recognized goodwill, but would not impact the estimated fair values of the assets acquired and liabilities assumed in conjunction with the transaction.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the allocation of the preliminary total purchase consideration to the estimated fair values of the identified assets acquired and liabilities assumed of Technisys as of the date of acquisition, as well as a reconciliation to the total consideration transferred:

Assets acquired
Cash and cash equivalents	$25,710
Accounts receivable(1)	15,354
Intangible assets(2)	239,000
Operating lease right-of-use (“ROU”) assets	587
Other assets	1,011
Total identifiable assets acquired	281,662
Liabilities assumed
Accounts payable, accruals and other liabilities	16,462
Operating lease liabilities	587
Deferred income taxes(3)	55,104
Total liabilities assumed	72,153
Total identified net assets acquired	209,509
Goodwill(4)	705,920
Total consideration	$915,429
_________________
(1)Includes accounts receivable and unbilled revenue with a gross contractual amount of $17,710. At the date of acquisition, the Company expected $2,356 to be uncollectible.
(2)Intangible assets consist of finite-lived intangible assets, as follows:

	Gross carrying amount	Weighted-average useful life (years)
Developed technology(a)	$187,000	8.8
Customer-related(b)	42,000	4.8
Trade names, trademarks and domain names(c)	10,000	8.8
__________________
(a) Valued using the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach. The significant assumptions include: (i) the estimated annual net cash flows, which are a function of expected earnings attributable to the asset (and include an assumed technology migration curve), contributory asset charges and the applicable tax rate, and (ii) an assumed discount rate, which reflects the risk of the asset relative to the overall risk of Technisys.
(b) Valued using the With and Without Method, which is a form of the income approach. The significant assumptions include: (i) the estimated annual revenues and net cash flows both with the existing customer base and without the existing customer base, which include assumptions regarding revenue ramp-up periods and attrition rates, and (ii) an assumed discount rate, consistent with (a) above.
(c) Valued using the Relief from Royalty Method, which is a form of the income approach. The significant assumptions include: (i) the estimated annual net cash flows, which are a function of expected earnings attributable to the asset, the probability of use of the asset, the royalty rate and the applicable tax rate, and (ii) the discount rate, consistent with (a) above.
(3)The deferred tax liabilities recognized in the acquisition were primarily related to the acquired intangible assets recognized at a fair value of $239.0 million, in which the acquiree had a significantly lower tax basis.
(4)The excess of the total purchase consideration over the fair value of the identified net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. The goodwill is subject to change based on the outcome of the net working capital calculation referenced earlier in this footnote. Goodwill is primarily attributable to expected growth opportunities at Technisys, and secondarily attributable to the expected synergies from leveraging the Technisys technology to enhance and expand Galileo’s product offerings and operations, as well as expand its market reach. As such, all of the goodwill is allocated to the Technology Platform segment.
The Company incurred total acquisition-related costs related to the Technisys Merger of $19.8 million, of which $3.3 million were incurred during the year ended December 31, 2021, and $16.5 million were incurred during the three months ended March 31, 2022, which were presented within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
From the date of acquisition through March 31, 2022, the acquired results of operations for Technisys contributed total net revenue of $6.2 million and net loss of $1.8 million to the Company’s consolidated results, which was inclusive of amortization expense recognized on the acquired intangible assets.
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the three months ended March 31, 2022 and 2021 as if the business combination had occurred on January 1, 2021:

	Three Months Ended March 31,
	2022	2021
Total net revenue	$342,109	$208,943
Net loss	(103,983)	(201,317)
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
•an adjustment to reflect post-combination share-based compensation expense associated with the Replacement Awards as if the conversion had occurred on January 1, 2021;
•an adjustment to reflect acquisition-related costs for both parties as if they were incurred during the earliest period presented; and
•the related income tax effects, at the statutory tax rate applicable for each period, of the pro forma adjustments noted above.
The unaudited supplemental pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Technisys.
Goodwill
A rollforward of our goodwill balance is presented below as of the date indicated:

March 31, 2022
Beginning balance	$898,527
Less: accumulated impairment	—
Beginning balance, net	898,527
Additional goodwill recognized(1)	717,167
Ending balance(2)	$1,615,694
_____________________
(1) The additional goodwill recognized as of March 31, 2022 includes $705,920 related to the Technisys Merger and $11,247 related to the Bank Merger.
(2) As of March 31, 2022, we had goodwill attributable to the following reportable segments: $1,578,535 to Technology Platform and $37,159 to Financial Services.
Note 3. Investments in AFS Debt Securities
In the third quarter of 2021, we began investing in debt securities. As of March 31, 2022 and December 31, 2021, all of our investments in debt securities were classified as available-for-sale. During the first quarter of 2022, we acquired

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
additional investments in AFS debt securities with the Bank Merger. The following table presents our investments in AFS debt securities as of the dates indicated.

	March 31, 2022
	Amortized Cost(1)	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
Investments in AFS debt securities(3):
U.S. Treasury securities	$119,450	$181	$—	$(2,597)	$117,034
Multinational securities(4)	19,849	74	—	(594)	19,329
Corporate bonds	43,081	239	—	(1,883)	41,437
Agency mortgage-backed securities	10,393	26	—	(281)	10,138
Other asset-backed securities	9,596	5	—	(366)	9,235
Other(5)	2,745	10	—	(88)	2,667
Total investments in AFS debt securities	$205,114	$535	$—	$(5,809)	$199,840

	December 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
Investments in AFS debt securities(3):
U.S. Treasury securities	$103,014	$73	$—	$(584)	$102,503
Multinational securities(4)	19,911	109	—	(154)	19,866
Corporate bonds	39,894	235	—	(480)	39,649
Agency TBA(6)	7,457	13	4	(8)	7,466
Agency mortgage-backed securities	4,153	14	—	(31)	4,136
Other asset-backed securities	9,610	5	—	(91)	9,524
Commercial paper	9,939	—	—	—	9,939
Other(5)	1,818	13	—	(7)	1,824
Total investments in AFS debt securities	$195,796	$462	$4	$(1,355)	$194,907
_____________________
(1) Amortized cost basis reflects the amortization of premiums of $291 during the three months ended March 31, 2022.
(2) As of March 31, 2022 and December 31, 2021, we determined that our unrealized loss positions related to credit losses were immaterial. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis. Further, no such investments have been in a continuous unrealized loss position for more than 12 months.
(3) Investments in AFS debt securities are recorded at fair value.
(4) Includes sovereign foreign and supranational bonds.
(5) Includes state and city municipal bond securities.
(6) Represented to-be-announced (“TBA”) securities, which were securities that were delivered under the purchase contract at a later date when the underlying security was issued. The December 31, 2021 balance was paid in cash during 2022.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity as of the date indicated:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
March 31, 2022
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$25,336	$94,114	$—	$—	$119,450
Multinational securities	—	19,849	—	—	19,849
Corporate bonds	—	39,716	3,365	—	43,081
Agency mortgage-backed securities	3	20	824	9,546	10,393
Other asset-backed securities	—	7,600	1,996	—	9,596
Other	600	1,212	—	933	2,745
Total investments in AFS debt securities	$25,939	$162,511	$6,185	$10,479	$205,114
Weighted average yield for investments in AFS debt securities(1)	(3.68)%	(8.77)%	(10.94)%	(10.29)%	(8.27)%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$24,974	$91,879	$—	$—	$116,853
Multinational securities	—	19,255	—	—	19,255
Corporate bonds	—	37,952	3,246	—	41,198
Agency mortgage-backed securities	3	20	801	9,288	10,112
Other asset-backed securities	—	7,309	1,921	—	9,230
Other	597	1,186	—	874	2,657
Total investments in AFS debt securities	$25,574	$157,601	$5,968	$10,162	$199,305
_____________________
(1) The weighted average yield represents the effective yield for the investment securities and is computed based on the amortized cost of each security as of March 31, 2022.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $535 as of March 31, 2022.

The following table presents the gross proceeds and gross realized gains and losses from sales, maturities and paydowns of our investments in AFS debt securities during the three months ended March 31, 2022. Realized gains and losses are presented within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no transfers between classifications of our investments in AFS debt securities during the period presented.

Three Months Ended March 31, 2022
Investments in AFS debt securities
Gross realized gains included in earnings	$—
Gross realized losses included in earnings	(161)
Net realized losses	(161)
Gross proceeds from sales, maturities and paydowns(1)	$29,615
_____________________
(1) Proceeds from maturities and paydowns of investments in AFS debt securities were $11,964 during the three months ended March 31, 2022.
See Note 11 for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”).

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 4. Loans
As of March 31, 2022, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value under the fair value option election, and loans measured at amortized cost, including credit card, and commercial and consumer banking loans. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable, as of the dates indicated:

	March 31,	December 31,
	2022	2021
Loans at fair value
Securitized student loans	$513,378	$574,328
Securitized personal loans	177,179	234,576
Student loans	3,224,061	2,876,509
Home loans	146,658	212,709
Personal loans	2,941,609	2,054,850
Total loans at fair value	7,002,885	5,952,972
Loans at amortized cost(1)
Credit card	139,388	115,912
Commercial and consumer banking:
Commercial real estate	67,627	—
Commercial and industrial	8,760	—
Residential real estate and other consumer	3,341	—
Total commercial and consumer banking	79,728	—
Total loans at amortized cost	219,116	115,912
Total loans	$7,222,001	$6,068,884
_____________________
(1) See Note 1 for additional information on our loans at amortized cost as it pertains to the allowance for credit losses pursuant to ASC 326.
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans measured at fair value on a recurring basis as of the dates indicated:

	Student Loans	Home Loans	Personal Loans	Total
March 31, 2022
Unpaid principal(1)	$3,683,512	$153,222	$3,006,363	$6,843,097
Accumulated interest	9,740	182	17,893	27,815
Cumulative fair value adjustments(1)	44,187	(6,746)	94,532	131,973
Total fair value of loans	$3,737,439	$146,658	$3,118,788	$7,002,885
December 31, 2021
Unpaid principal(1)	$3,356,344	$210,111	$2,188,773	$5,755,228
Accumulated interest	9,990	190	12,310	22,490
Cumulative fair value adjustments(1)	84,503	2,408	88,343	175,254
Total fair value of loans	$3,450,837	$212,709	$2,289,426	$5,952,972
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

	Student Loans	Personal Loans	Total
March 31, 2022
Unpaid principal	$1,959	$4,163	$6,122
Accumulated interest	26	156	182
Cumulative fair value adjustments	(1,160)	(3,658)	(4,818)
Fair value of loans 90 days or more delinquent	$825	$661	$1,486
December 31, 2021
Unpaid principal	$1,589	$4,765	$6,354
Accumulated interest	32	149	181
Cumulative fair value adjustments	(865)	(4,189)	(5,054)
Fair value of loans 90 days or more delinquent	$756	$725	$1,481
The following table presents the changes in our loans measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended March 31, 2022
Fair value as of January 1, 2022	$3,450,837	$212,709	$2,289,426	$5,952,972
Origination of loans	983,804	312,383	2,026,004	3,322,191
Principal payments	(227,115)	(4,400)	(372,454)	(603,969)
Sales of loans	(544,150)	(365,370)	(977,920)	(1,887,440)
Purchases(1)	116,433	498	160,748	277,679
Change in accumulated interest	(250)	(8)	5,583	5,325
Change in fair value(2)	(42,120)	(9,154)	(12,599)	(63,873)
Fair value as of March 31, 2022	$3,737,439	$146,658	$3,118,788	$7,002,885

Three Months Ended March 31, 2021
Fair value as of January 1, 2021	$2,866,459	$179,689	$1,812,920	$4,859,068
Origination of loans	1,004,685	735,604	805,689	2,545,978
Principal payments	(250,219)	(1,479)	(258,199)	(509,897)
Sales of loans	(936,160)	(677,566)	(779,441)	(2,393,167)
Purchases(1)	71	119	1,001	1,191
Change in accumulated interest	(1,249)	(35)	(2,187)	(3,471)
Change in fair value(2)	(16,794)	(4,429)	(5,875)	(27,098)
Fair value as of March 31, 2021	$2,666,793	$231,903	$1,573,908	$4,472,604
__________________
(1) Purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity during the three months ended March 31, 2022 included securitization clean-up calls (purchases we elect to make when the risk retention period has sunset) of $275,499. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements.
(2) Changes in fair value of loans are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) within noninterest income—loan origination and sales for loans held on the balance sheet prior to transfer to a third party through a sale or to a VIE and within noninterest income—securitizations for loans in a consolidated VIE. Changes in fair value are impacted by valuation assumption changes, as well as sales price execution and amount of time the loans are held prior to sale. The estimated amount of gains included in earnings attributable to changes in instrument-specific credit risk were $6,496 and $6,926 during the three months ended March 31, 2022 and 2021, respectively. The gains attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status as of the dates indicated:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
March 31, 2022
Credit card	$143,161	$3,330	$2,625	$4,714	$10,669	$153,830
Commercial and consumer banking:
Commercial real estate	68,385	—	—	—	—	68,385
Commercial and industrial	8,946	129	—	—	129	9,075
Residential real estate and other consumer(3)	3,343	—	—	—	—	3,343
Total commercial and consumer banking	80,674	129	—	—	129	80,803
Total loans	$223,835	$3,459	$2,625	$4,714	$10,798	$234,633

December 31, 2021
Credit card	$115,356	$1,893	$1,683	$2,658	$6,234	$121,590
_______________
(1)All of the credit card loans ≥ 90 days past due continued to accrue interest. As of March 31, 2022 and December 31, 2021, there were no credit card loans on nonaccrual status. As of March 31, 2022, commercial and consumer banking loans on nonaccrual status were immaterial, and there were no loans that were 90 days or more past due.
(2)For credit card, the balance is presented before allowance for credit losses of $16,500 and $7,037 as of March 31, 2022 and December 31, 2021, respectively, and accrued interest of $2,058 and $1,359, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,366 and accrued interest of $289 as of March 31, 2022.
(3)Includes residential real estate loans acquired in the Bank Merger, for which we did not elect the fair value option for this portfolio of loans.
Credit Quality Indicators
Credit Card
The following table presents the amortized cost basis of our credit card portfolio (excluding accrued interest and before the allowance for credit losses) as of the dates indicated based on FICO scores, which are obtained at the origination of the

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
account, and are updated as new credit information is available. The pools estimate the likelihood of borrowers with similar FICO scores to pay credit obligations based on aggregate credit performance data.

FICO	March 31, 2022	December 31, 2021
≥ 800	$7,532	$10,016
780 – 799	6,429	8,624
760 – 779	7,968	9,976
740 – 759	9,744	13,581
720 – 739	13,487	18,358
700 – 719	18,763	22,579
680 – 699	22,127	21,736
660 – 679	21,369	14,044
640 – 659	16,352	1,969
< 640	30,059	707
Total credit card	$153,830	$121,590
Commercial and Consumer Banking
We evaluate the credit quality of our commercial and consumer banking loan portfolio on a quarterly basis based on regulatory risk ratings. Loans are categorized into risk ratings based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classification based on their associated credit risk, and perform an analysis on an ongoing basis as new information is obtained. Risk rating classifications are further described below. Loans with a lower expectation of credit losses are classified as Pass, while loans with a higher expectation of credit losses are classified as Substandard.
•Pass — Loans that management believes will fully repay in accordance with the contractual loan terms.
•Watch —  Loans that management believes will fully repay in accordance with the contractual loan terms, but for which certain credit attributes have changed from origination and warrant further monitoring.
•Special mention — Loans with a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or our credit position at some future date.
•Substandard — Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the full repayment. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator as of March 31, 2022.

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$2,856	$5,827	$8,153	$12,437	$6,994	$17,638	$53,905	$208
Watch	—	1,708	—	2,807	1,143	4,082	9,740	—
Special mention	—	—	—	689	2,269	416	3,374	—
Substandard	—	—	—	—	81	1,077	1,158	—
Total commercial real estate	$2,856	$7,535	$8,153	$15,933	$10,487	$23,213	$68,177	$208
Commercial and industrial
Pass	$—	$259	$120	$—	$115	$5,313	$5,807	$399
Watch	—	—	—	—	—	296	296	30
Special mention	—	—	—	—	—	763	763	—
Substandard	—	—	—	—	553	1,102	1,655	125
Total commercial and industrial	$—	$259	$120	$—	$668	$7,474	$8,521	$554
Residential real estate and other consumer
Pass	$—	$—	$—	$—	$—	$3,234	$3,234	$65
Watch	—	—	—	—	—	44	44	—
Total residential real estate and other consumer	$—	$—	$—	$—	$—	$3,278	$3,278	$65
Total commercial and consumer banking	$2,856	$7,794	$8,273	$15,933	$11,155	$33,965	$79,976	$827

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
As of March 31, 2022 and December 31, 2021, we had 12 and 13 consolidated VIEs, respectively, on our unaudited condensed consolidated balance sheets. The following table presents the assets and liabilities of consolidated VIEs that were included in our unaudited condensed consolidated balance sheets. The assets in the below table may only be used to settle

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
obligations of consolidated VIEs and were in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation.

	March 31,	December 31,
	2022	2021
Assets:
Restricted cash and restricted cash equivalents	$40,906	$53,161
Loans	690,557	808,904
Total assets	$731,463	$862,065
Liabilities:
Accounts payable, accruals and other liabilities	$344	$388
Debt(1)	576,897	660,419
Residual interests classified as debt	70,532	93,682
Total liabilities	$647,773	$754,489
___________________
(1)Debt is presented net of debt issuance costs and debt premiums (discounts).
Nonconsolidated VIEs
We have created and designed personal loan and student loan trusts to transfer associated credit and interest rate risk associated with the loans through the issuance of collateralized notes and residual certificates. We have a variable interest in the nonconsolidated loan trusts, as we own collateralized notes and residual certificates in the loan trusts that absorb variability. We also have continuing, non-controlling involvement with the trusts as the servicer. As servicer, we have the power to perform the activities which most impact the economic performance of the VIE, but since we hold an insignificant financial interest in the trusts, we are not the primary beneficiary. We define an insignificant financial interest as less than 10% of the expected gains and losses of the VIE. This financial interest represents the equity ownership interest in the loan trusts, wherein there is an obligation to absorb losses and the right to receive benefits from residual certificate ownership. The maximum exposure to loss as a result of our involvement with the nonconsolidated VIEs is limited to our investment. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in nonconsolidated VIEs.
Personal Loans
As of March 31, 2022 and December 31, 2021, we had investments in nine and nine nonconsolidated personal loan VIEs, respectively. We did not establish any personal loan trusts during the three months ended March 31, 2022 and 2021.
We did not provide financial support to any personal loan trusts beyond our initial equity investment and we did not deconsolidate any personal loan VIEs during the three months ended March 31, 2022 and 2021.
Student Loans
As of March 31, 2022 and December 31, 2021, we had investments in 24 and 24 nonconsolidated student loan VIEs, respectively. We did not establish any student loan trusts during the three months ended March 31, 2022 and established two student loan trusts during the three months ended March 31, 2021, which were not consolidated as of the balance sheet date.
We did not provide financial support to any student loan trusts beyond our initial equity investment during the periods presented. We deconsolidated one student loan VIE during the three months ended March 31, 2022. We did not deconsolidate any student loan VIEs during the three months ended March 31, 2021.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs as of the dates indicated.

	March 31,	December 31,
	2022	2021
Personal loans	$52,230	$62,925
Student loans	273,140	311,763
Securitization investments	$325,370	$374,688

Note 6. Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances. When a transfer of financial assets qualifies as a sale, in many instances we have continued involvement as the servicer of those financial assets. As we expect the benefits of servicing to be more than just adequate, we recognize a servicing asset. Further, in the case of securitization-related transfers that qualify as sales, we have additional continued involvement as an investor, albeit at insignificant levels relative to the expected gains and losses of the securitization. In instances where a transfer is accounted for as a secured borrowing, we perform servicing (but we do not recognize a servicing asset) and typically maintain a significant investment relative to the expected gains and losses of the securitization. In whole loan sales, we do not have a residual financial interest in the loans, nor do we have any other power over the loans that would constrain us from recognizing a sale. Additionally, we have no repurchase requirements related to transfers of personal loans, student loans and non-Federal National Mortgage Association (“FNMA”) home loans other than standard origination representations and warranties, for which we record a liability based on expected repurchase obligations. For FNMA home loans, we have customary FNMA repurchase requirements, which do not constrain sale treatment but result in a liability for the expected repurchase requirement.
The following table summarizes our student loan securitization transfers qualifying for sale accounting treatment for the three months ended March 31, 2021. There were no loan securitization transfers qualifying for sale accounting treatment during the three months ended March 31, 2022.

Three Months Ended March 31,
2021
Student loans
Fair value of consideration received:
Cash	$500,041
Securitization investments	26,381
Servicing assets recognized	28,731
Total consideration	555,153
Aggregate unpaid principal balance and accrued interest of loans sold	526,126
Gain from loan sales	$29,027

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

The following table summarizes our whole loan sales during the periods indicated:

	Three Months Ended March 31,
	2022	2021
Student loans
Fair value of consideration received:
Cash	$548,911	$422,341
Servicing assets recognized	5,824	4,858
Repurchase liabilities recognized	(80)	(79)
Total consideration	554,655	427,120
Aggregate unpaid principal balance and accrued interest of loans sold	546,287	413,090
Gain from loan sales	$8,368	$14,030

Home loans
Fair value of consideration received:
Cash	$359,700	$696,197
Servicing assets recognized	4,238	6,539
Repurchase liabilities recognized	(420)	(939)
Total consideration	363,518	701,797
Aggregate unpaid principal balance and accrued interest of loans sold	365,560	677,569
Gain (loss) from loan sales	$(2,042)	$24,228

Personal loans
Fair value of consideration received:
Cash	$1,018,689	$811,252
Servicing assets recognized	6,424	6,003
Repurchase liabilities recognized	(2,298)	(2,084)
Total consideration received	1,022,815	815,171
Aggregate unpaid principal balance and accrued interest of loans sold	981,855	782,529
Gain from loan sales	$40,960	$32,642

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information as of the dates indicated about the unpaid principal balances of transferred loans that are not recorded in our unaudited condensed consolidated balance sheets, but with which we have a continuing involvement through our servicing agreements:

	Student Loans	Home Loans	Personal Loans	Total
March 31, 2022
Loans in repayment	$9,302,518	$4,805,945	$5,075,573	$19,184,036
Loans in-school/grace/deferment	31,450	—	—	31,450
Loans in forbearance	45,096	13,554	753	59,403
Loans in delinquency	93,259	9,445	79,590	182,294
Total loans serviced	$9,472,323	$4,828,944	$5,155,916	$19,457,183

December 31, 2021
Loans in repayment	$9,852,957	$4,575,001	$5,138,299	$19,566,257
Loans in-school/grace/deferment	37,949	—	—	37,949
Loans in forbearance	44,833	40,353	1,120	86,306
Loans in delinquency	112,885	7,465	75,275	195,625
Total loans serviced	$10,048,624	$4,622,819	$5,214,694	$19,886,137
The following table presents additional information during the periods indicated about the servicing cash flows received and net charge-offs related to transferred loans with which we have a continuing involvement:

	Three Months Ended March 31,
	2022	2021
Student loans
Servicing fees collected	$9,168	$9,025
Charge-offs, net of recoveries(1)	8,220	3,053

Home Loans
Servicing fees collected	$2,636	$1,613
Charge-offs, net of recoveries	—	—

Personal Loans
Servicing fees collected	$8,637	$9,490
Charge-offs, net of recoveries(1)	17,138	37,817

Total
Servicing fees collected	$20,441	$20,128
Charge-offs, net of recoveries	25,358	40,870
_____________________
(1)Student loan and personal loan charge-offs, net of recoveries, are impacted by the timing of charge-off sales performed on behalf of the purchasers of our loans, which lower the net amount disclosed.

Note 7. Allowance for Credit Losses
We measure our allowance for credit losses on accounts receivable under ASC 326, which primarily relates to our Technology Platform segment, and on loans measured at amortized cost, including credit card as well as commercial and consumer banking loans acquired in the Bank Merger. Given our methods of collecting funds on servicing receivables, our historical experience of infrequent write offs, and that we have not observed meaningful changes in our counterparties’ abilities to pay, we determined that the future exposure to credit losses on servicing related receivables was immaterial.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the activity in the balances of allowance for credit losses during the periods indicated.

	Accounts Receivable(1)	Credit Card(1)	Commercial and Consumer Banking(1)
Three Months Ended March 31, 2022
Balance at December 31, 2021	$2,292	$7,037	$—
Provision for credit losses(2)	(591)	11,977	984
Allowance for PCD loans(3)	—	—	382
Write-offs charged against the allowance(4)	(49)	(2,514)	—
Balance at March 31, 2022	$1,652	$16,500	$1,366

Three Months Ended March 31, 2021
Balance at December 31, 2020	$562	$219	$—
Provision for credit losses(2)	1,135	—	—
Write-offs charged against the allowance	(778)	(48)	—
Balance at March 31, 2021	$919	$171	$—
_____________________
(1)Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the unaudited condensed consolidated balance sheets. Credit card and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans in the unaudited condensed consolidated balance sheets.
(2)The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2022 and 2021, recoveries of amounts previously reserved related to accounts receivable were $1,392 and $547, respectively. The provision for credit losses on credit card and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses. There were no recoveries of credit card losses during the three months ended March 31, 2022 and 2021 and immaterial recoveries on the commercial and consumer banking portfolio through March 31, 2022.
(3)We measured a PCD allowance for the loans acquired in the Bank Merger upon acquisition, which resulted in a gross-up to the allowance for credit losses, but had no impact on earnings.
(4)The increase in credit card write-offs charged against the allowance during the three months ended March 31, 2022 was commensurate with our increased loan portfolio combined with increased loss rates.

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

	March 31, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$1,325,135	$1,325,135	$—	$—	$1,325,135
Restricted cash and restricted cash equivalents(1)	377,077	377,077	—	—	377,077
Investments in AFS debt securities(2)(4)	199,840	136,363	63,477	—	199,840
Loans at fair value(2)	7,002,885	—	—	7,002,885	7,002,885
Loans at amortized cost(1)	219,116	—	—	227,917	227,917
Servicing rights(2)	173,505	—	—	173,505	173,505
Asset-backed bonds(2)(5)	218,693	—	218,693	—	218,693
Residual investments(2)(5)	106,677	—	—	106,677	106,677
Non-securitization investments – ETFs(2)(6)	1,419	1,419	—	—	1,419
Non-securitization investments – other(3)	25,176	—	—	25,176	25,176
Third party warrants(2)(7)	1,227	—	—	1,227	1,227
Derivative assets(2)(8)(9)	9,684	9,684	—	—	9,684
Purchase price earn-out(2)(10)	2,285	—	—	2,285	2,285
Student loan commitments(2)(11)	23	—	—	23	23
Interest rate caps(2)(9)	3,116	—	3,116	—	3,116
Total assets	$9,665,858	$1,849,678	$285,286	$7,539,695	$9,674,659
Liabilities
Deposits(1)	$14,187	$—	$14,145	$—	$14,145
Debt(1)	4,916,175	968,280	3,759,066	—	4,727,346
Residual interests classified as debt(2)	70,532	—	—	70,532	70,532
Derivative liabilities(2)(8)(9)	10,927	150	10,777	—	10,927
Interest rate lock commitments(2)(11)	3,039	—	—	3,039	3,039
Total liabilities	$5,014,860	$968,430	$3,783,988	$73,571	$4,825,989

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$494,711	$494,711	$—	$—	$494,711
Restricted cash and restricted cash equivalents(1)	273,726	273,726	—	—	273,726
Investments in AFS debt securities(2)(4)	194,907	129,835	65,072	—	194,907
Loans at fair value(2)	5,952,972	—	—	5,952,972	5,952,972
Loans at amortized cost(1)	115,912	—	—	118,412	118,412
Servicing rights(2)	168,259	—	—	168,259	168,259
Asset-backed bonds(2)(5)	253,669	—	253,669	—	253,669
Residual investments(2)(5)	121,019	—	—	121,019	121,019
Non-securitization investments – ETFs(2)(6)	1,486	1,486	—	—	1,486
Non-securitization investments – other(3)	6,054	—	—	6,054	6,054
Third party warrants(2)(7)	1,369	—	—	1,369	1,369
Derivative assets(2)(8)(9)	5,444	—	5,444	—	5,444
Purchase price earn-out(2)(10)	4,272	—	—	4,272	4,272
Interest rate lock commitments(2)(11)	3,759	—	—	3,759	3,759
Student loan commitments(2)(11)	2,220	—	—	2,220	2,220
Interest rate caps(2)(9)	493	—	493	—	493
Total assets	$7,600,272	$899,758	$324,678	$6,378,336	$7,602,772
Liabilities
Debt(1)	$3,947,983	$1,240,560	$2,807,253	$—	$4,047,813
Residual interests classified as debt(2)	93,682	—	—	93,682	93,682
Derivative liabilities(2)(8)(9)	864	196	668	—	864
Total liabilities	$4,042,529	$1,240,756	$2,807,921	$93,682	$4,142,359
_____________________
(1)Disclosed but not carried at fair value. The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes issued in October 2021 was classified as Level 1, as it was based on an observable market quote. The fair values of our warehouse facility debt, revolving credit facility debt and credit card loans were based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. The fair value of our commercial and consumer banking loans was determined using a discounted cash flow model with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults. The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts. The fair value of our time-based deposits is estimated by a discounted cash flow method using rates currently offered for deposits of similar remaining maturities.
(2)Measured at fair value on a recurring basis.
(3)Measured at fair value on a nonrecurring basis.
(4)Investments in AFS debt securities as of March 31, 2022 were classified as Level 1 or Level 2. The Level 1 investments utilize quoted prices in actively traded markets. The Level 2 investments rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. See Note 3 for additional information.
(5)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. As we do not provide financial support beyond our initial equity investment, our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to the investment amount. See Note 5 for additional information.
(6)ETFs classified as Level 1 are based on utilizing quoted prices in actively traded markets.
(7)The key unobservable assumption used in the fair value measurement of the third party warrants is the price of the stock underlying the warrants. The fair value is measured as the difference between the stock price and the strike price of the warrants. As the strike price is insignificant, we concluded that the impact of time value on the fair value measure was immaterial.
(8)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. These instruments are presented on a gross basis herein. See Note 1 for additional information.
(9)Derivative liabilities classified as Level 1 are based on broker quotes in active markets and represent economic hedges of either loans or securitization investment fair values. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. Interest rate swaps are valued using the three-month LIBOR swap yield curve and interest rate caps are valued using a Secured Overnight Financing Rate (“SOFR”) curve and the implied volatilities suggested by the SOFR rate curve, which are all observable inputs from active markets.
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Loans
The following key unobservable assumptions were used in the fair value measurement of our loans as of the dates indicated:

	March 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Student loans
Conditional prepayment rate	16.8% – 26.1%	19.6%	16.5% – 26.3%	19.2%
Annual default rate	0.2% – 3.1%	0.4%	0.2% – 4.2%	0.4%
Discount rate	3.2% – 7.8%	3.5%	1.9% – 7.1%	2.9%

Home loans
Conditional prepayment rate	3.9% – 8.2%	7.4%	4.8% – 16.4%	12.4%
Annual default rate	0.1% – 0.3%	0.1%	0.1% – 0.2%	0.1%
Discount rate	3.8% – 13.0%	3.8%	2.5% – 13.0%	2.6%

Personal loans
Conditional prepayment rate	16.1% – 42.8%	20.1%	18.4% – 37.7%	20.5%
Annual default rate	4.2% – 35.6%	4.4%	4.2% – 30.0%	4.4%
Discount rate	5.0% – 7.6%	5.2%	3.9% – 7.0%	4.0%
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights as of the dates presented:

	March 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	15.2% – 24.8%	19.9%	15.2% – 25.6%	20.4%
Annual default rate	0.2% – 4.3%	0.4%	0.2% – 4.3%	0.4%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%

Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	5.7% – 12.8%	6.1%	10.0% – 16.4%	11.5%
Annual default rate	0.1% – 0.1%	0.1%	0.1% – 0.2%	0.1%
Discount rate	7.5% – 7.5%	7.5%	7.5% – 7.5%	7.5%

Personal loans
Market servicing costs	0.2% – 1.3%	0.2%	0.2% – 1.1%	0.2%
Conditional prepayment rate	22.6% – 44.6%	25.7%	22.5% – 41.4%	26.0%
Annual default rate	3.3% – 7.0%	4.4%	3.2% – 7.0%	4.4%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%

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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights as of the dates indicated if the key assumptions had each of the below adverse changes:

	March 31, 2022	December 31, 2021
Market servicing costs
2.5 basis points increase	$(10,651)	$(10,822)
5.0 basis points increase	(21,303)	(21,644)

Conditional prepayment rate
10% increase	$(5,675)	$(6,260)
20% increase	(11,200)	(12,031)

Annual default rate
10% increase	$(206)	$(205)
20% increase	(410)	(408)

Discount rate
100 basis points increase	$(4,698)	$(3,782)
200 basis points increase	(9,084)	(7,349)
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
The following table presents the changes in the Company’s servicing rights, which are measured at fair value on a recurring basis.

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended March 31, 2022
Fair value as of January 1, 2022	$90,003	$50,533	$27,723	$168,259
Recognition of servicing from transfers of financial assets	5,824	4,238	6,424	16,486
Servicing rights assumed from third parties	—	—	629	629
Derecognition of servicing via loan purchases	(1,041)	—	(369)	(1,410)
Change in valuation inputs or other assumptions	1,292	7,740	2,548	11,580
Realization of expected cash flows and other changes	(10,121)	(2,926)	(8,992)	(22,039)
Fair value as of March 31, 2022	$85,957	$59,585	$27,963	$173,505

Three Months Ended March 31, 2021
Fair value as of January 1, 2021	$100,637	$23,914	$25,046	$149,597
Recognition of servicing from transfers of financial assets	33,589	6,539	6,003	46,131
Change in valuation inputs or other assumptions	(15,728)	3,329	290	(12,109)
Realization of expected cash flows and other changes	(12,160)	(1,744)	(8,475)	(22,379)
Fair value as of March 31, 2021	$106,338	$32,038	$22,864	$161,240

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Asset-Backed Bonds
The fair value of asset-backed bonds is determined using a discounted cash flow methodology. Management classifies asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The following key inputs were used in the fair value measurement of our asset-backed bonds as of the dates indicated:

	March 31, 2022	December 31, 2021
Discount rate (range)	1.5% – 4.1%	0.6% – 3.7%
Conditional prepayment rate (range)	18.4% – 33.0%	19.5% – 32.2%
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt as of the dates indicated:

	March 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	18.4% – 33.7%	22.7%	19.5% – 33.6%	23.0%
Annual default rate	0.3% – 5.6%	0.9%	0.3% – 5.7%	0.9%
Discount rate	3.1% – 10.5%	4.8%	2.6% – 10.5%	4.4%

Residual interests classified as debt
Conditional prepayment rate	19.3% – 44.2%	30.7%	20.0% – 41.8%	31.5%
Annual default rate	0.5% – 5.4%	2.8%	0.5% – 5.6%	3.2%
Discount rate	5.5% – 9.5%	6.2%	5.0% – 9.5%	5.7%
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

	Residual Investments	Residual Interests Classified as Debt
Three Months Ended March 31, 2022
Fair value as of January 1, 2022	$121,019	$93,682
Change in valuation inputs or other assumptions(1)	762	2,963
Payments	(15,104)	(26,113)
Fair value as of March 31, 2022	$106,677	$70,532

Three Months Ended March 31, 2021
Fair value as of January 1, 2021	$139,524	$118,298
Additions	26,381	—
Change in valuation inputs or other assumptions(1)	3,497	7,951
Payments	(18,441)	(11,367)
Fair value as of March 31, 2021	$150,961	$114,882
___________________
(1)For residual investments, the estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented.
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

	March 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	48.0% – 59.0%	58.6%	75.0% – 75.0%	75.0%

Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The probability of honoring IRLCs and student loan commitments, which reflects the percentage likelihood that an approved loan application will close based on historical experience. A significant difference between the actual funded rate and the assumed funded rate at the measurement date could result in a significantly higher or lower fair value measurement of our IRLCs and student loan commitments. The aggregate amount of student loans we committed to fund was $4,888 as of March 31, 2022. See Note 1 under “Derivative Financial Instruments” for the aggregate notional amount associated with IRLCs.
The key assumption included in the above table is defined as follows:
•Loan funding probability — Our expectation of the percentage of IRLCs or student loan commitments which will become funded loans. An increase in the loan funding probabilities, in isolation, would result in an increase in a fair value measurement. The weighted average assumptions were weighted based on relative fair values.
The following table presents the changes in our IRLCs and student loan commitments, which are measured at fair value on a recurring basis. Changes in the fair values of IRLCs and student loan commitments are recorded within noninterest

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	IRLCs	Student Loan Commitments
Three Months Ended March 31, 2022
Fair value as of January 1, 2022	$3,759	$2,220
Revaluation adjustments	(3,039)	23
Funded loans(1)	(2,201)	(2,121)
Unfunded loans(1)	(1,558)	(99)
Fair value as of March 31, 2022	$(3,039)	$23

Three Months Ended March 31, 2021
Fair value as of January 1, 2021	$15,620	$—
Revaluation adjustments	7,118	—
Funded loans(1)	(10,210)	—
Unfunded loans(1)	(5,410)	—
Fair value as of March 31, 2021	$7,118	$—
___________________
(1)For each quarter presented, funded and unfunded loan fair value adjustments represent the unpaid principal balance of funded and unfunded loans, respectively, during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter.
Non-Securitization Investments
Non-securitization investments — ETFs of $1,419 and $1,486 as of March 31, 2022 and December 31, 2021, respectively, include investments in exchange-traded funds (“ETF”), which have targeted investment strategies. Our investments as of March 31, 2022 and December 31, 2021 included an ETF with investment grade and high-yield fixed income securities. Non-securitization investments — ETFs are measured at fair value on a recurring basis using the net asset value expedient in accordance with ASC 820 and are presented within other assets in the unaudited condensed consolidated balance sheets.
Non-securitization investments — Other of $25,176 and $6,054 as of March 31, 2022 and December 31, 2021, respectively, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. Under the measurement alternative method, we measure the investments at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers. The carrying values of the investments are presented within other assets in the unaudited condensed consolidated balance sheets. Adjustments to the carrying value, such as impairments and unrealized gains, are recognized within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value measurements are classified within Level 3 of the fair value hierarchy due to the uses of unobservable inputs in the fair value measurements.
In the first quarter of 2022, we measured a former equity method investment under the measurement alternative method, which primarily drove the increase in the balance from year end. There were no observed changes in the fair value through March 31, 2022.
For an investment with a fair value of $2,168 as of March 31, 2022 and December 31, 2021, respectively, we recognized a gain of $3,967 during the second quarter of 2021, which reflected a value based on the investee’s latest round of financing in an orderly transaction in an issuance similar to our investment holding. In the same quarter, we sold a portion of our investment for $2,000 at the same valuation.
We also had another investment with a fair value of $2,000 as of March 31, 2022 and December 31, 2021, respectively. We did not make any adjustments to the investment value through March 31, 2022.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Purchase Price Earn-Out
We recognize a derivative asset for a purchase price earn-out in conjunction with a loan sale agreement we entered into during 2018. We receive a capped contractual payout based on the respective loan pool internal rate of return over a certain hurdle rate, which is adjusted for the loan purchaser’s expenses, which are generally immaterial.
The fair value of the purchase price earn-out is determined using a discounted cash flow methodology. Management classifies the purchase price earn-out as Level 3 due to the use of significant unobservable inputs in the fair value measurement. A significant difference between the expected performance of the loans included in the loan sale agreement and the actual results as of the measurement date could result in a higher or lower fair value measurement. Our key valuation inputs were as follows as of the dates indicated.

Purchase Price Earn-Out	March 31, 2022	December 31, 2021
Conditional prepayment rate	22.7%	22.9%
Annual default rate	35.6%	30.0%
Discount rate	25.0%	25.0%
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
The following table presents the changes in our purchase price earn-out, which is measured at fair value on a recurring basis. Changes in the fair value are recorded within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Changes during the three months ended March 31, 2021 were immaterial.

Purchase Price Earn-Out
Three Months Ended March 31, 2022
Fair value as of January 1, 2022	$4,272
Payments	(2,817)
Changes in valuation inputs or assumptions(1)	830
Fair value as of March 31, 2022	$2,285
___________________
(1)The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were immaterial during the three months ended March 31, 2022. The losses attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the purchase price earn-out. These assumptions are based on historical performance and performance expectations over the term of the underlying instrument.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 9. Debt
The following table summarizes the Company’s principal outstanding debt, debt discounts/premiums and debt issuance costs as of the dates indicated:

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					March 31, 2022(5)	December 31, 2021
Student Loan Warehouse Facilities
SoFi Funding I	$66,038	SOFR + 100 bps	April 2023	$200,000	$62,499	$—
SoFi Funding III(6)	9,720	PR – 134 bps	September 2024	75,000	8,673	3,930
SoFi Funding V(7)	—	1ML + 135 bps	May 2023	350,000	—	—
SoFi Funding VI	161,378	3ML + 125 bps	March 2024	600,000	153,396	56,709
SoFi Funding VII	—	SOFR + 85 bps	September 2024	500,000	—	284,475
SoFi Funding VIII	291,106	1ML + 90 bps	May 2022	300,000	266,281	245,723
SoFi Funding IX(8)	362,672	SOFR+ 210 bps and CP + 87.5 bps	May 2025	500,000	339,467	9,816
SoFi Funding X(9)	342,018	CP + 95 bps	April 2025	500,000	306,705	29,647
SoFi Funding XI(10)	467,093	CP + 100 bps	November 2024	500,000	424,041	—
SoFi Funding XII(11)	—	CP + 115 bps	November 2024	200,000	—	20,267
SoFi Funding XIII	461,666	SOFR + 55 bps	April 2024	450,000	408,384	424,348
Total, before unamortized debt issuance costs	$2,161,691			$4,175,000	$1,969,446	$1,074,915
Unamortized debt issuance costs					$(7,706)	$(7,540)

Personal Loan Warehouse Facilities
SoFi Funding PL I(12)	$146,768	CP + 137.5 bps	September 2023	$250,000	$123,036	$11,911
SoFi Funding PL II	—	3ML + 225 bps	July 2023	400,000	—	—
SoFi Funding PL III	—	1ML + 175 bps	May 2023	250,000	—	—
SoFi Funding PL IV(13)	—	CP + 170 bps	November 2023	500,000	—	—
SoFi Funding PL VI(14)	—	CP + 170 bps	September 2024	50,000	—	—
SoFi Funding PL VII	97,052	1ML + 115 bps	June 2022	250,000	81,518	71,572
SoFi Funding PL X	88,974	1ML + 142.5 bps	February 2023	200,000	74,267	—
SoFi Funding PL XI	112,854	SOFR + 125 bps	January 2023	200,000	107,071	—
SoFi Funding PL XIII	123,953	SOFR + 110 bps	January 2032	300,000	108,597	—
SoFi Funding PL XIV	—	SOFR + 100 bps	October 2024	300,000	—	144,662
Total, before unamortized debt issuance costs	$569,601			$2,700,000	$494,489	$228,145
Unamortized debt issuance costs					$(3,551)	$(3,898)

Home Loan Warehouse Facilities
Mortgage Warehouse VI	$—	SOFR + 200 bps	October 2022	$1,000	$—	$—
Total, before unamortized debt issuance costs	$—			$1,000	$—	$—
Unamortized debt issuance costs					$—	$—

Credit Card Warehouse Facilities
SoFi Funding CC I LLC(15)	$—	CP + 175 bps	March 2023	$100,000	$—	$11,810
Total, before unamortized debt issuance costs	$—			$100,000	$—	$11,810
Unamortized debt issuance costs					$(214)	$(312)

Risk Retention Warehouse Facilities(16)
SoFi RR Funding I	$38,380	3ML + 200 bps	January 2024	$100,000	$28,148	$22,608
SoFi RR Repo	—	3ML + 185 bps	January 2022	—	—	69,843
SoFi RR Funding II	97,380	1ML + 125 bps	November 2024		87,333	98,031
SoFi RR Funding III	39,058	1ML + 125 bps	November 2024		35,475	39,158
SoFi RR Funding IV	73,167	SOFR + 150 bps	October 2027	100,000	57,814	66,555
SoFi RR Funding V	44,221	298 bps	December 2025		17,431	29,453
Total, before unamortized debt issuance costs	$292,206				$226,201	$325,648
Unamortized debt issuance costs					$(1,626)	$(2,086)

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					March 31, 2022(5)	December 31, 2021
Revolving Credit Facility
SoFi Corporate Revolver(17)	n/a	1ML + 100 bps	September 2023	$560,000	$486,000	$486,000
Total, before unamortized debt issuance costs				$560,000	$486,000	$486,000
Unamortized debt issuance costs					$(536)	$(626)

Other Financing
Convertible senior notes	n/a	—%	October 2026		$1,200,000	$1,200,000
Total, before unamortized debt issuance costs and discount					$1,200,000	$1,200,000
Unamortized debt issuance costs					$(1,549)	$(1,634)
Unamortized discount					(21,676)	(22,858)

Other financing(18)	$19,131			$19,620	$—	$—

Student Loan Securitizations
SoFi PLP 2016-B LLC	$43,122	1ML + (120–380 bps)	April 2037		$38,608	$43,186
SoFi PLP 2016-C LLC	49,566	1ML + (110–335 bps)	May 2037		44,549	49,685
SoFi PLP 2016-D LLC	63,585	1ML + (95–323 bps)	January 2039		57,096	61,760
SoFi PLP 2016-E LLC	73,983	1ML + (85–443 bps)	October 2041		67,138	74,242
SoFi PLP 2017-A LLC	92,500	1ML + (70–443 bps)	March 2040		83,744	92,972
SoFi PLP 2017-B LLC	77,538	274 – 444 bps	May 2040		70,405	78,811
SoFi PLP 2017-C LLC	102,963	1ML + (60–421 bps)	July 2040		92,915	102,814
Total, before unamortized debt issuance costs and discount	$503,257				$454,455	$503,470
Unamortized debt issuance costs					$(3,424)	$(3,851)
Unamortized discount					(981)	(1,094)

Personal Loan Securitizations
SoFi CLP 2018-3 LLC	$64,281	467 bps	August 2027		$59,918	$76,535
SoFi CLP 2018-4 LLC	73,628	417 – 476 bps	November 2027		68,297	86,835
Total, before unamortized debt issuance costs, premiums and discount	$137,909				$128,215	$163,370
Unamortized debt issuance costs					$(1,528)	$(1,683)
Unamortized premium					160	207

Total, before unamortized debt issuance costs, premiums and discounts					$4,958,806	$3,993,358
Less: unamortized debt issuance costs, premiums and discounts					(42,631)	(45,375)
Total reported debt					$4,916,175	$3,947,983
_________________
(1)As of March 31, 2022, represents unpaid principal balances, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances as presented may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)Unused commitment fees ranging from 0 to 70 basis points (“bps”) on our various warehouse facilities are recognized as noninterest expense—general and administrative in our unaudited condensed consolidated statements of operations and comprehensive income (loss). “ML” stands for “Month LIBOR”. As of March 31, 2022, 1ML and 3ML was 0.45% and 0.96%, respectively. As of December 31, 2021, 1ML and 3ML was 0.10% and 0.21%, respectively. As of March 31, 2022 and December 31, 2021, SOFR was 0.29% and 0.05%, respectively. “PR” stands for “Prime Rate”. As of March 31, 2022 and December 31, 2021, PR was 3.50% and 3.25%, respectively.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)Represents total capacity as of March 31, 2022.
(5)There were no debt discounts or premiums issued during the three months ended March 31, 2022. We paid $700 during the three months ended March 31, 2022 related to debt issuance costs accrued in 2021.
(6)Warehouse facility has a prime rate floor of 309 bps.
(7)Warehouse facility has a 1ML floor of 25 bps.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(8)Warehouse facility incurs different interest rates on its two types of asset classes. One such class incurs interest based on a commercial paper (“CP”) rate, which is determined by the facility lender. As of March 31, 2022 and December 31, 2021, the CP rate for this facility was 0.50% and 0.19%, respectively.
(9)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of March 31, 2022 and December 31, 2021, the CP rate for this facility was 0.55% and 0.24%, respectively.
(10)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of March 31, 2022 and December 31, 2021, the CP rate for this facility was 0.50% and 0.19%, respectively. The facility was amended in the first quarter of 2022 to allow up to $250 million of securitization risk retention securities to be pledged to the warehouse. As of March 31, 2022, $49.8 million of the collateral balance for the facility was related to securitization risk retention securities, with the remainder of the collateral balance related to student loans.
(11)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of March 31, 2022 and December 31, 2021, the CP rate for this facility was 0.50% and 0.19%, respectively. Under certain conditions, warehouse facility could incur an interest rate spread of 215 bps.
(12)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of March 31, 2022 and December 31, 2021, the CP rate for this facility was 0.50% and 0.18%, respectively.
(13)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of March 31, 2022 and December 31, 2021, the CP rate for this facility was 0.50% and 0.16%, respectively.
(14)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of March 31, 2022 and December 31, 2021, the CP rate for this facility was 0.50% and 0.16%, respectively.
(15)Warehouse facility incurs interest at a spread (as indicated in the table) plus the lower of (a) 3ML plus 35 bps or (b) the CP rate for this facility, which is determined by the facility lender. As of March 31, 2022 and December 31, 2021, the CP rate for this facility was 0.51% and 0.24%, respectively.
(16)Financing was obtained for both asset-backed bonds and residual investments in various personal loan and student loan securitizations, and the underlying collateral are the underlying asset-backed bonds and residual investments. We only state capacity amounts in this table for risk retention facilities wherein we can pledge additional asset-backed bonds and residual investments as of March 31, 2022.
(17)As of March 31, 2022, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 15 for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on PR.
(18)Includes $19.1 million of loans pledged as collateral to secure $12.0 million of available borrowing capacity with the Federal Home Loan Bank (“FHLB”), of which $8.2 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15 for more details. Also includes unsecured available borrowing capacity of $7.6 million with correspondent banks.
Material Changes to Debt Arrangements
During the three months ended March 31, 2022, we closed one risk retention warehouse facility that had a maximum available capacity of $192,141.
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
We assumed $2,000 of debt in the Bank Merger, which was paid off during the first quarter of 2022.
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of March 31, 2022, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
As of March 31, 2022, future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

Remainder of 2022	$—
2023	486,000
2024	—
2025	—
2026	1,200,000
Thereafter	—
Total	$1,686,000

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
As of March 31, 2022, there were no shares of SoFi Technologies Preferred Stock issued and outstanding and there were 3,234,000 shares of Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00.
Dividends
During the three months ended March 31, 2022 and 2021, the holders of Series 1 Redeemable Preferred Stock were entitled to dividends of $9,968 and $9,968, respectively. Dividends payable were $9,968 as of March 31, 2022. There were no dividends payable as of December 31, 2021.
There have been no dividend deferrals related to the Series 1 Redeemable Preferred Stock.
Warrants
In connection with the Series 1 and Series H preferred stock issuances during the year ended December 31, 2019, we also issued 12,170,990 Series H warrants, which were initially accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, and were included within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets. Prior to the Business Combination, the Series H warrants were measured at fair value on a recurring basis and classified as Level 3 because of our reliance on unobservable assumptions, with fair value changes recognized within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss). On May 28, 2021, in conjunction with the Closing of the Business Combination, we measured the final fair value of our Series H warrants. At that time, we reclassified the Series H warrant liability into permanent equity, as the terms of the Series H instrument no longer necessitated liability accounting. Therefore, we did not measure the warrants at fair value subsequent to May 28, 2021.
The following table presents the changes in the fair value of the Series H warrant liabilities during the three months ended March 31, 2021, which was prior to the reclassification to permanent equity.

Warrant Liabilities
Three Months Ended March 31, 2021
Fair value as of January 1, 2021	$39,959
Change in valuation inputs or other assumptions	89,920
Fair value as of March 31, 2021	$129,879
Note 11. Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of March 31, 2022, the Company had 915,673,855 shares of common stock and no shares of non-voting common stock issued and outstanding.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance as of the dates indicated:

	March 31,	December 31,
	2022	2021
Outstanding stock options, RSUs and performance stock units (“PSU”)	105,784,967	92,829,067
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of convertible notes(1)	53,538,000	53,538,000
Possible future issuance under stock plans	21,335,246	32,470,481
Potentially issuable contingent common stock(2)	598,068	—
Total common stock reserved for future issuance	193,427,271	191,008,538
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date.
(2)As of March 31, 2022, includes potentially issuable contingent common stock in connection with the Technisys Merger, which determination is pending final agreement regarding a closing net working capital calculation specified in the merger agreement. See Note 2 for additional information.
Dividends
There were no dividends declared or paid to common stockholders during the three months ended March 31, 2022 and 2021.
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities, which commenced during the third quarter of 2021, and foreign currency translation adjustments.
The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive loss for the periods indicated.

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended March 31, 2022
AOCI, beginning balance	$(1,351)	$(120)	$(1,471)
Other comprehensive loss before reclassifications(1)	(4,616)	(38)	(4,654)
Amounts reclassified from AOCI into earnings	161	—	161
Net current-period other comprehensive loss(2)	(4,455)	(38)	(4,493)
AOCI, ending balance	$(5,806)	$(158)	$(5,964)

Three Months Ended March 31, 2021
AOCI, beginning balance	$—	$(166)	$(166)
Other comprehensive loss before reclassifications(1)	—	(80)	(80)
Net current-period other comprehensive loss(2)	—	(80)	(80)
AOCI, ending balance	$—	$(246)	$(246)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). We did not have investments in AFS debt securities during the three months ended March 31, 2021. Additionally, there were no reclassifications related to foreign currency translation adjustments during the three months ended March 31, 2022 and 2021.
(2)There were no tax impacts during any of the periods presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

For gross amounts of realized gains and losses on our investments in AFS debt securities, see Note 3. Interest income associated with our investments in AFS debt securities is recognized within interest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 12. Share-Based Compensation
2021 Stock Option and Incentive Plan
In connection with the Closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. The 2021 Plan allows for the number of authorized shares to increase on the first day of each fiscal year beginning on January 1, 2022 and ending on and including January 1, 2030. Effective January 1, 2022, our Board of Directors authorized the issuance of an additional 8,937,242 shares under this provision. The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (including performance stock units), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
During the three months ended March 31, 2022 and 2021, we incurred cash outflows of $3,593 and $25,989, respectively, related to the payment of withholding taxes for vested RSUs. These cash outflows are presented within net cash provided by (used in) financing activities in the unaudited condensed consolidated statements of cash flows.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Technology and product development	$17,492	$11,616
Sales and marketing	5,133	2,445
Cost of operations	4,143	1,481
General and administrative	50,253	21,912
Total	$77,021	$37,454
Stock Options
The following is a summary of stock option activity for the period indicated:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2022	21,171,147	$6.81	5.8
Granted(1)	—	n/a
Exercised	(1,055,775)	1.77
Forfeited	(692)	6.82
Expired	(55,365)	0.61
Outstanding as of March 31, 2022	20,059,315	$7.09	5.6
Exercisable as of March 31, 2022	19,906,559	$7.10	5.6
____________________
(1)There were no stock options granted during the three months ended March 31, 2022.
Total compensation cost related to unvested stock options not yet recognized as of March 31, 2022 was $4.5 million and will be recognized over a weighted average period of approximately 0.9 years.
Restricted Stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. For employees hired on or after January 1, 2022, new hire RSU grants typically vest 12.5% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 14-quarter period. For

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
employees hired before January 1, 2022, new hire RSU grants typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. RSUs have been issued under other vesting schedules, including grants to existing employees.
The following table summarizes RSU activity for the period indicated:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	48,687,524	$12.23
Granted	19,548,471	9.78
Replacement Awards(1)	630,654	10.69
Vested(2)	(4,951,204)	11.57
Forfeited	(1,282,379)	11.34
Outstanding as of March 31, 2022(3)	62,633,066	$11.52
________________________
(1)In connection with the Technisys Merger, we converted outstanding Technisys performance awards into RSUs to acquire common stock of SoFi, and for which $2,855 of the fair value was attributed to pre-combination services. See Note 2 for additional information.
(2)The total fair value, based on grant date fair value, of RSUs that vested during the three months ended March 31, 2022 was $57.3 million.
(3)Includes 178,021 RSUs that were granted in 2020 and later modified in an improbable-to-probable modification (Type III), related to which $954 of share-based compensation expense was recorded during the three months ended March 31, 2022.
As of March 31, 2022, there was $664.6 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 3.2 years.
Performance Stock Units
The following table summarizes PSU activity for the period indicated:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	22,970,396	$9.52
Granted	122,190	3.71
Outstanding as of March 31, 2022	23,092,586	$9.49
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determine the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted during the period indicated:

Three Months Ended
Input	March 31, 2022
Risk-free interest rate	1.6%
Expected volatility	37.7%
Fair value of common stock	$12.06
Dividend yield	0%
Our use of a Monte Carlo simulation model requires the use of subjective assumptions:
•The risk-free interest rate assumption was based on the U.S. Treasury rate at the time of grant commensurate with the remaining term of the PSUs.
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of March 31, 2022, there was $137.0 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.6 years.
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
For the three months ended March 31, 2022 and 2021, we recorded income tax expense of $752 and $1,099, respectively, which was primarily due to income tax expense associated with the profitability of SoFi Lending Corp. in some state jurisdictions where separate company filing is required. For the three-month 2022 period, this expense was partially offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to the Technisys Merger. See Note 2 for additional information.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2022 and we do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

During the three months ended March 31, 2022, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.
Note 14. Related Parties
The Company defines related parties as members of our Board of Directors, entity affiliates, executive officers and principal owners of the Company’s outstanding stock and members of their immediate families. Related parties also include any other person or entity with significant influence over the Company’s management or operations.
Apex Loan
In February 2021, Apex Clearing Holdings, LLC (“Apex”), in which we historically had a minority ownership, paid us $18,304 in settlement of all of their outstanding obligations to us, which consisted of outstanding principal balances of $16,693 and accrued interest of $1,611.
During the three months ended March 31, 2021, we recognized interest income of $211 within interest income—related party notes, and we reversed the remainder of the loss for the discount to fair value that had not yet been accreted of $169 within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Note 15. Commitments, Guarantees, Concentrations and Contingencies
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2022 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for new operating lease liabilities of $764 during the three months ended March 31, 2022, all of which were related to our recent acquisitions. Our finance leases expire in 2040.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Lease Concession
The lessor for one of our operating leases allowed us to defer payments on the lease beginning in April 2020 as a result of our inability to use the leased premises during the COVID-19 pandemic. During the concession period, we did not recognize operating lease cost and we did not remeasure the right-of-use asset or lease liability. We regained access to the leased premises in September 2021 and resumed lease amortization at that time. In the absence of this concession, we would have recognized additional operating lease cost of $566 during the three months ended March 31, 2021.
Concentrations
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and restricted cash equivalents, residual investments and loans. We hold cash and cash equivalents and restricted cash and restricted cash equivalents in accounts at regulated domestic financial institutions in amounts that may exceed FDIC insured amounts. We believe these institutions are of high credit quality.
We are dependent on third-party funding sources to originate loans. Additionally, we sell loans to various third parties. We have historically sold loans to a limited pool of third-party buyers. No individual third-party buyer accounted for 10% or more of consolidated total net revenues for any of the periods presented.
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
The parties are revisiting the sponsorship fees to determine the ultimate amount payable for the initial contract year and have agreed to seek to engage a third party with expertise in the valuation of sports media rights and sports sponsorship or promotional rights (“Valuation Expert”) to perform an evaluation of the delivered value during the initial contract year. The valuation has not begun as of the date of this Quarterly Report on Form 10-Q. Therefore, the Company is exposed to additional potential sales and marketing expense of up to $12.7 million, which reflects the difference between the actual sponsorship fees paid during the initial contract year and the commitment for the initial contract year made under the Naming and Sponsorship Agreement. As of March 31, 2022, we are unable to estimate the amount of reasonably possible additional costs we may incur with respect to this contingency. Moreover, we have not determined that the likelihood of additional cost is probable. Therefore, as of March 31, 2022, we have not recorded additional expense related to this contingency.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Juarez et al v. SoFi Lending Corp. On January 27, 2022, the parties advised the court that they had reached agreement on nearly all material terms of the settlement and were in the process of documenting the settlement and accompanying class action settlement notice and claim form. The settlement agreement was fully executed on April 18, 2022 and the plaintiffs have moved for preliminary approval of the settlement. The proposed class settlement, which contemplates an aggregate payment by SoFi in an immaterial amount, remains subject to final court review and approval, which we expect to occur in 2023.
In re Renren Inc. Derivative Litigation. On April 13, 2022, the Court held a mediation with the parties and announced that, given the parties' inability to reach an agreement, the Court is going to approve a settlement over objections, and on April 30, 2022, the plaintiffs filed an order to show cause seeking to enforce the October 2021 stipulation of settlement with minor amendments. We do not expect these orders ultimately to affect the plaintiffs’ agreement to dismiss the claims against Social Finance with prejudice.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees, which are disclosed in our Annual Report on Form 10-K. In the event of a repurchase, we are typically required to pay the purchase price of the loans transferred.
As of March 31, 2022 and December 31, 2021, the Company accrued liabilities within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets of $5,201 and $7,441, respectively, related to our estimated repurchase obligation, with the corresponding charges recorded within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of both March 31, 2022 and December 31, 2021, the amount associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $6.5 billion.
As of March 31, 2022 and December 31, 2021, the Company had a total of $9.1 million in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of the Company’s operating lease obligations. A portion of the letters of credit was collateralized by $3.1 million of the Company’s cash, which is included within restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets.
As of March 31, 2022, the Company had a total of $8.2 million in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Mortgage Banking Regulatory Mandates
The Company is subject to certain state-imposed minimum net worth requirements for the states in which the Company is engaged in the business of a residential mortgage lender. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all minimum net worth requirements and, therefore, has not accrued any liabilities related to fines or penalties.
Retirement Plans
The Company has a 401(k) plan that covers all employees meeting certain eligibility requirements. The Company’s contributions to the plan are discretionary. The Company has not made any contributions to the plan to date.
Note 16. Loss Per Share
We compute loss per share attributable to common stock using the two-class method required for participating interests. Prior to the Business Combination, our participating interests included all series of our preferred stock. Series 1 Redeemable Preferred Stock has preferential cumulative dividend rights. Pursuant to ASC 260, Earnings Per Share, for each period presented, we increased net loss by the contractual amount of dividends payable to holders of Series 1 Redeemable Preferred Stock before allocating any remaining undistributed earnings to all participating interests.
Prior to the Business Combination, all other classes of preferred stock, except for Series C, had stated dividend rights, which had priority over undistributed earnings. The remaining losses were shared pro-rata among the preferred stock (with the exception of Series 1 Redeemable Preferred Stock) and common stock outstanding during the measurement period, as if all of the losses for the period had been distributed. While our calculation of loss per share accounted for a loss allocation to all participating shares, we only presented loss per share below for our common stock. Basic loss per share of common stock was

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
computed by dividing net loss, adjusted for the impact of Series 1 Redeemable Preferred Stock dividends and loss allocated to other participating interests, as applicable, by the weighted average number of shares of common stock outstanding during the period. Because the amount available to distribute to all participating interests after adjusting for redeemable preferred stock dividends was negative in all periods presented, we did not allocate any loss to participating interests in determining the numerator of the basic and diluted loss per share computation, as the allocation of loss would have been anti-dilutive. Further, we excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted loss per share, as their inclusion would have been anti-dilutive.
The calculation of basic and diluted loss per share was as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(110,357)	$(177,564)
Less: Redeemable preferred stock dividends	(9,968)	(9,968)
Net loss attributable to common stockholders – basic and diluted	$(120,325)	$(187,532)
Denominator:
Weighted average common stock outstanding – basic	852,853,596	116,152,593
Weighted average common stock outstanding – diluted	852,853,596	116,152,593
Loss per share – basic	$(0.14)	$(1.61)
Loss per share – diluted	$(0.14)	$(1.61)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of each respective period:

	Three Months Ended March 31,
	2022	2021
Common stock options	20,059,315	28,188,953
Common stock warrants	12,170,990	—
Unvested RSUs	62,633,066	46,762,343
Unvested PSUs	23,092,586	—
Convertible notes(1)	53,538,000	—
Contingent common stock(2)	6,903,663	1,601,781
Potentially issuable contingent common stock(3)	598,068	—
Redeemable preferred stock exchangeable for common stock	—	465,916,522
Redeemable preferred stock warrants exchangeable for common stock	—	12,170,990
________________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date.
(2)For the three months ended March 31, 2022, includes contingently returnable common stock in connection with the Technisys Merger, which remains subject to further adjustment, pending final agreement regarding a closing net working capital calculation specified in the merger agreement. See Note 2 for additional information. For the three months ended March 31, 2021, included 320,649 contingently issuable common stock in connection with our acquisition of 8 Limited, which was subsequently issued during the fourth quarter of 2021, as well as 1,281,132 contingently issuable common stock related to an adjustment to a common stock issuance in December 2020, which was subsequently issued at the time of the closing of the Business Combination.
(3)For the three months ended March 31, 2022, includes the maximum amount of potentially issuable contingent common stock in connection with the Technisys Merger, which is pending final agreement regarding a closing net working capital calculation specified in the merger agreement. See Note 2 for additional information.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 17. Business Segment Information
Segment Organization and Reporting Framework
The Company has three reportable segments: Lending, Technology Platform and Financial Services. Each of our reportable segments is a strategic business unit that serves specific needs of our members based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The reportable segments also reflect the Company’s organizational structure. Each segment has a segment manager who reports directly to the Chief Operating Decision Maker (“CODM”). The CODM has ultimate authority and responsibility over resource allocation decisions and performance assessment.
The operations of acquired businesses have been integrated into, or managed as part of, our existing reportable segments. Activities that are not part of a reportable segment, such as management of our corporate investment portfolio and asset/liability management by our centralized treasury function (as further discussed below), are included in the Corporate/Other non-reportable segment (previously referred to as the “Other” non-reportable segment).
Contribution profit (loss) is the primary measure of segment profit and loss reviewed by the CODM and is intended to measure the direct profitability of each segment in the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. Contribution profit (loss) is defined as total net revenue for each reportable segment less:
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
During the three months ended March 31, 2022, we implemented a funds transfer pricing (“FTP”) framework to attribute net interest income to our business segments based on their usage and/or provision of funding. The primary objective of the FTP framework is to transfer interest rate risk from the business segments by providing matched duration of funding of assets and liabilities to allocate interest income and interest expense to each segment. Therefore, the financial impact, management and reporting of interest rate risk is centralized in Corporate/Other, where it is monitored and managed. Under the FTP framework, treasury provides a funds credit for sources of funds, such as deposits generated by our Financial Services segment, and a funds charge for the use of funds, such as loan originations in our Lending segment. The process for determining FTP credits and charges is based on a number of factors and assumptions, including prevailing market interest rates, the expected duration of interest-earning and interest-bearing assets and liabilities, contingent risks and behaviors, and the Company’s broader funding profile. As the durations of asset and liabilities are typically not perfectly matched, the residual impact of the FTP framework is reflected within Corporate/Other. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in further refinements or changes to the framework in future periods. The application of the FTP framework impacts the measure of net interest income and, thereby, total net revenue and contribution profit (loss) for our Lending and Financial Services segments, as well as the total net revenue of Corporate/Other, but has no impact on our consolidated results of operations.
Prior to implementing the FTP framework, the presentation of our Lending and Financial Services segments’ net interest income reflected the difference between interest income earned on our loans and the actual interest expense incurred on any loans that were financed. Under the FTP framework, such interest expense is incurred by treasury within Corporate/Other and replaced by an FTP charge. Application of our current FTP framework during the comparative period ended March 31, 2021, would have impacted Lending and Financial Services segment net interest income by $(110) and $(29), respectively. The offsetting impact would have been reflected within net interest income in Corporate/Other.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The accounting policies of our reportable segments are consistent with those described in Note 1 and in our Annual Report on Form 10-K, except for the application of the FTP framework and the allocations of consolidated income and consolidated expenses. Assets are not allocated to reportable segments, as our CODM does not evaluate reportable segments using discrete asset information.
Segment Information
Lending.        The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities. We originate loans in each of the aforementioned channels with the objective of either selling whole loans or securitizing a pool of originated loans for transfer to third-party purchasers. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests (inclusive of our economic hedging activities), gains or losses recognized on transfers that meet the true sale requirements, and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. In our Lending segment, we also earn the difference between interest income earned on our loans and interest expense, as determined using the FTP framework for a portion of the 2022 period, and from our warehouse financing in the remainder of the 2022 period and the full 2021 period. Our CODM considers net interest income in addition to contribution profit in evaluating the performance of our Lending segment and making resource allocation decisions. Therefore, we present interest income net of interest expense.
Technology Platform.    The Technology Platform segment includes our technology products and solutions revenue, which was primarily related to our platform-as-a-service through Galileo, which provides the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, accounting funding, direct deposit, authorizations and processing, payments functionality and check account balance features. Beginning in March 2022, this segment also includes our revenue earned by Technisys, which expanded our segment to include a cloud-native digital and core banking platform offering and which results in the sale of software licenses and the provision of related technology solutions. See Note 2 for additional information on the Technisys Merger.
Financial Services.    The Financial Services segment primarily includes our SoFi Checking and Savings product (which commenced in the first quarter of 2022), SoFi Money cash management product, SoFi Invest product, SoFi Credit Card product, SoFi Relay personal finance management product and other financial services, such as equity capital markets and advisory services, lead generation, and content for other financial services institutions and our members. SoFi Checking and Savings provides members a digital banking experience that offers no account fees, 2-day early paycheck and a competitive annual percentage yield. SoFi Money cash management provides members a digital cash management experience, interest income and the ability to separate money balances into various subcategories. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework, payment network fees on our member transactions and pay for order flow, digital assets transaction fees and share lending arrangements in SoFi Invest. We also earn referral fees in connection with referral activity we facilitate through our platform. The referral fee is paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Beginning in the third quarter of 2021, referral fees also include referral fulfillment fees earned for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator.
Our CODM considers net interest income in addition to contribution profit (loss) in evaluating the performance of our Financial Services segment and making resource allocation decisions. Under the FTP framework, the Financial Services segment earns interest income that is reflective of an FTP credit for deposits provided to the overall business, as well as incurs interest expense that is reflective of an FTP charge related to the use of funding for SoFi Credit Card.
Corporate/Other.        Non-segment operations are classified as Corporate/Other (previously referred to as “Other”), which includes net revenues associated with corporate functions that are not directly related to a reportable segment. Beginning in the first quarter of 2022, net interest income within Corporate/Other reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. These non-segment net revenues also include interest income earned on corporate cash balances, nonrecurring income on certain investments from available cash on hand, such as our investments in AFS debt securities (which investments are not interconnected with our core business lines and, thereby, reportable segments), and interest expense on other corporate borrowings, such as our revolving credit facility, the seller note issued in connection with our acquisition of Galileo (which was repaid in February 2021), and the amortization of debt issuance costs and original issue discount on our convertible notes. During the three months ended March 31, 2021, net

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
revenues within Corporate/Other also included $211 of interest income and $169 of reversal of loss on discount to fair value in connection with related party transactions. Refer to Note 14 for further discussion of our related party transactions.
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment for the periods indicated.

Three Months Ended March 31, 2022	Lending(2)	Technology Platform(1)	Financial Services(1)(2)	Reportable Segments Total(2)	Corporate/Other(1)(2)	Total
Net revenue
Net interest income (loss)	$94,354	$—	$5,882	$100,236	$(5,303)	$94,933
Noninterest income (loss)	158,635	60,805	17,661	237,101	(1,690)	235,411
Total net revenue (loss)	$252,989	$60,805	$23,543	$337,337	$(6,993)	$330,344
Servicing rights – change in valuation inputs or assumptions(3)	(11,580)	—	—	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	2,963	—	—	2,963
Directly attributable expenses	(111,721)	(42,550)	(73,058)	(227,329)
Contribution profit (loss)	$132,651	$18,255	$(49,515)	$101,391

Three Months Ended March 31, 2021	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (loss)	$51,777	$(36)	$229	$51,970	$(4,690)	$47,280
Noninterest income	96,200	46,101	6,234	148,535	169	148,704
Total net revenue (loss)	$147,977	$46,065	$6,463	$200,505	$(4,521)	$195,984
Servicing rights – change in valuation inputs or assumptions(3)	12,109	—	—	12,109
Residual interests classified as debt – change in valuation inputs or assumptions(4)	7,951	—	—	7,951
Directly attributable expenses	(80,351)	(30,380)	(41,982)	(152,713)
Contribution profit (loss)	$87,686	$15,685	$(35,519)	$67,852
____________________
(1)During the three months ended March 31, 2022, total net revenue for the Technology Platform segment included $770 of intercompany fees earned by Galileo from SoFi, which is a Galileo client. There is an equal and offsetting expense reflected within the Financial Services segment directly attributable expenses representing the intercompany fees incurred to Galileo. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within Corporate/Other and the expense is adjusted in our reconciliation of directly attributable expenses below. We did not recast the segment information for these intercompany amounts for the three months ended March 31, 2021, but rather reflected the full year 2021 impact within the fourth quarter of 2021, as inter-quarter amounts were determined to be immaterial.
(2)During the three months ended March 31, 2022, we implemented a centralized FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, which impacted the measure of net interest income and, thereby, total net revenue and contribution profit (loss) in our Lending and Financial Services segments, as well as the total net revenue in Corporate/Other, but had no impact on our consolidated results of operations. The net interest income presented within Corporate/Other represents the residual impact of the FTP charges and FTP credits on our reportable segments.
(3)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment and default rates and discount rates. This non-cash change, which is recorded within noninterest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss) is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(4)Reflects changes in fair value inputs and assumptions, including conditional prepayment and default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
The following table reconciles reportable segments total contribution profit to loss before income taxes for the periods presented. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Three Months Ended March 31,
	2022	2021
Reportable segments total contribution profit	$101,391	$67,852
Corporate/Other total net loss	(6,993)	(4,521)
Intercompany technology platform expenses	770	—
Servicing rights – change in valuation inputs or assumptions	11,580	(12,109)
Residual interests classified as debt – change in valuation inputs or assumptions	(2,963)	(7,951)
Expenses not allocated to segments:
Share-based compensation expense	(77,021)	(37,454)
Depreciation and amortization expense	(30,698)	(25,977)
Fair value change of warrant liabilities	—	(89,920)
Employee-related costs(1)	(42,690)	(32,280)
Other corporate and unallocated expenses(2)	(62,981)	(34,105)
Loss before income taxes	$(109,605)	$(176,465)
__________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, corporate insurance expense and transaction-related expenses.
No single customer accounted for more than 10% of our consolidated revenues for any of the periods presented.
Note 18. Regulatory Capital
SoFi Technologies, a bank holding company, and SoFi Bank, a nationally chartered association, are required to comply with applicable capital adequacy regulations established by U.S banking regulators.
These requirements establish required minimum ratios for Common Equity Tier 1 (“CET1”) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Additionally, regulatory capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios in order to avoid restrictions on capital distributions and discretionary bonuses.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The risk- and leverage-based capital ratios and amounts as of March 31, 2022 are presented below.

March 31, 2022	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$761,780	68.6%	7.0%	6.5%
Tier 1 risk-based capital	761,780	68.6%	8.5%	8.0%
Total risk-based capital	762,765	68.7%	10.5%	10.0%
Tier 1 leverage	761,780	59.4%	6.5%	5.0%

Risk-weighted assets	$1,110,072
Quarterly adjusted average assets	1,282,720

SoFi Technologies
CET1 risk-based capital	$3,144,337	34.0%	7.0%	N/A
Tier 1 risk-based capital	3,144,337	34.0%	8.5%	N/A
Total risk-based capital	3,482,197	37.7%	10.5%	N/A
Tier 1 leverage	3,144,337	35.7%	6.5%	N/A

Risk-weighted assets	$9,240,958
Quarterly adjusted average assets	8,810,780
____________________
(1)Required minimums presented include a capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of March 31, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since March 31, 2022 that management believes would change the categorization.
Note 19. Subsequent Events
Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Quarterly Report on Form 10-Q and determined that there were no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as SoFi Technologies’ audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item II, Part 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview
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
Our three reportable segments and their respective offerings as of March 31, 2022 were as follows:

Lending		Technology Platform		Financial Services
•	Student Loans(1)	•	Technology Products and Solutions	•	SoFi Checking and Savings	•	Loan referrals
•	Personal Loans			•	SoFi Money	•	SoFi At Work
•	Home Loans			•	SoFi Invest(2)	•	SoFi Protect
				•	SoFi Relay	•	Lantern Credit
				•	SoFi Credit Card	•	Equity capital markets and advisory services
__________________
(1)Composed of in-school loans and student loan refinancing.
(2)Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. SoFi Invest also includes our brokerage accounts through 8 Limited in Hong Kong.
We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Once someone becomes a member, they are always considered a member unless they violate our terms of service. Our members have continuous access to our certified financial planners (“CFPs”), our career advice services, our member events, our content, educational material, news, and our tools and calculators, which are provided at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Since our inception through March 31, 2022, we have served approximately 3.9 million members who have used approximately 5.9 million products on the SoFi platform.

Members
In Thousands

We offer our members a suite of financial products and services, enabling them to borrow, save, spend, invest and protect their finances across one integrated platform. Our aim is to create a best-in-class, integrated financial services platform that will generate a virtuous cycle whereby positive member experiences will lead to more products adopted per member and enhanced profitability for each additional product by lowering overall member acquisition costs and increasing the lifetime value of our members. We refer to this virtuous cycle as our “Financial Services Productivity Loop”.
We believe that developing a relationship with our members and gaining their trust is central to our success as a financial services platform. Through our mobile technology and continuous effort to improve our financial services products, we are seeking to build a financial services platform that members can access for all of their financial services needs. We believe we are in the early stages of realizing the benefits of our Financial Services Productivity Loop.
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services called SoFi At Work, and have become interconnected with the SoFi platform. We have continued to expand our platform capabilities for enterprises through our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and the Technisys Merger in the first quarter of 2022, through which we expanded our technology platform services to a broader international market. We believe that these expansions will deepen our participation in the entire technology ecosystem powering digital financial services, allowing us to not only reduce costs to operate our member-centric business, but also deliver increasing value to our enterprise customers. While our enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future.
While we primarily operate in the United States, we expanded into Hong Kong with our acquisition of 8 Limited (an investment business), we gained clients in Mexico and Colombia with our acquisition of Galileo, and we further expanded into Latin America with the Technisys Merger.
National Bank Charter.    In February 2022, we closed the Bank Merger, pursuant to which we acquired all of the outstanding equity interests in Golden Pacific and its wholly-owned subsidiary, which is a national bank. Upon closing the Bank Merger, we became a bank holding company and Golden Pacific began operating as SoFi Bank. Golden Pacific’s community bank business continues to operate as a division of SoFi Bank.
As a bank holding company, we allow existing members to convert their SoFi Money cash management accounts into SoFi Checking and Savings accounts held at SoFi Bank, which allows us to offer both checking and savings features and higher interest rates on the accounts, and through which SoFi Bank can use the deposit accounts as an alternative and more cost-effective source of funding for loans, as compared to our loan warehouse facility financing arrangements. Additionally, through SoFi Bank, we expect to, among other things, issue debit cards and provide ACH, check, and wire transaction services over time. Further, we began to originate new loans within SoFi Bank and intend to transfer other lending products, as well as the SoFi Credit Card, to SoFi Bank.
The key expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize member deposits held at SoFi Bank to fund loans, which have a lower borrowing cost of funds than our warehouse and securitization financing model, (ii) holding loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, and (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity. See Part II, Item 1A “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
IPO Investment Center.    Through our Financial Industry Regulatory Authority (“FINRA”)-registered broker-dealer subsidiary, SoFi Securities LLC (“SoFi Securities”), we are licensed to underwrite securities offerings. In March 2021, we launched an IPO investment center that allows members with a SoFi active invest account to invest in Initial Public Offerings (“IPOs”). Through this offering, we earn underwriting fees for participating in the underwriting syndicates for IPOs, or we recognize dealer fees for providing dealer services in partnership with underwriting syndicates for IPOs. Together, these services are referred to as “equity capital markets services” and are presented within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Our Reportable Segments
We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. Below is a discussion of our segments, their corresponding products and the ways in which those products generate revenues and/or incur expenses for the Company.
Lending Segment
We offer personal loans, student loans and home loans and related services. We believe that our market opportunity within each of these lending channels is significant. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous. We began accepting new loan applications and originating new loans within SoFi Bank during the first quarter of 2022.
A key element of our underwriting process is the ability to facilitate risk-based interest rates that are appropriate for each loan. Using SoFi’s proprietary risk models, we project quarterly loan performance, including expected losses and prepayments. The outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members.
Our lending business is primarily a gain-on-sale model, whereby we seek to originate loans and recognize a gain from these loans when we sell them into either our whole loan or securitization channels. We sell our whole loans primarily to large financial institutions, such as bank holding companies, for which we target a premium to par, and in excess of our costs to originate the loans. Our loan premiums fluctuate from time to time based on benchmark rates and credit spreads, and we are not guaranteed a gain on all or any of our loan sales. In securitization transactions that do not qualify for sale accounting, the related assets remain on our balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor.
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
Prior to selling our loans, we rely upon warehouse financing and our own capital to enable us to expand our origination capabilities. By securing our national bank charter, we believe we can lower our overall cost of asset-backed financing over time by utilizing our members’ deposits held at SoFi Bank to fund our loans. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment. In the first quarter of 2022, we implemented a funds transfer pricing (“FTP”) framework to attribute net interest income to our business segments based on their usage and/or provision of funding, which impacts the net interest income in our Lending segment. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the FTP framework.
Technology Platform Segment
Our Technology Platform segment consists of Galileo, which we acquired in May 2020, and Technisys, which we acquired in March 2022. Galileo is a provider of technology platform services to financial and non-financial institutions.

Through Galileo, we provide services through a suite of program, event and authorization application programming interfaces for financial and non-financial institutions. Technisys is a cloud-native digital and core banking platform with financial services customers in Latin America.
Through Technisys, we earn technology product and solutions revenue through sales of software licenses and provision of maintenance and support services related to those software licenses. We also provide additional technology solutions for our customers as their business needs evolve over time, which we refer to as “evolution labs.”
Many technology platform segment contracts are multi-year contracts. In certain of our contracts, we provide for a variety of integrated platform services, which vary by client and are either non-cancellable or cancellable with a substantive payment. Pricing structures under these contracts are typically volume-based, or a combination of activity- and volume-based, and payment terms are predominantly monthly in arrears. Some of these contracts contain minimum monthly payments with agreed upon monthly service levels and may contain penalties if service levels are not met. Our technology platform software licenses are either perpetual or term based, and are recognized at a point in time, with the transaction price dependent upon the enforceable term of the software license in the case of a term-based license. We also have arrangements that are time and materials based, wherein the contractual term varies by customer. Finally, maintenance and support services are performed over time, and typically have a defined period of service.
Financial Services Segment
Our digital suite of financial services products, by nature, provides more daily interactions with our members and is, therefore, differentiated from our lending products, which inherently have less consistent touchpoints with our members. We offer a suite of financial services solutions across our SoFi Checking and Savings account, SoFi Money cash management account, SoFi Invest, SoFi Credit Card and SoFi Relay products. We also acquired commercial and consumer banking loans in the Bank Merger, which we do not expect to have a material impact on our segment performance. SoFi Checking and Savings provides a digital banking experience, while a SoFi Money cash management account provides a digital cash management experience for our members. Following the Bank Merger, we began to allow members to convert their SoFi Money cash management accounts into SoFi Checking and Savings accounts held at SoFi Bank. Effective June 5, 2022, our SoFi Money cash management accounts will no longer earn interest, as we implement our plan to only build new features for SoFi Checking and Savings and reduce support of SoFi Money cash management accounts. SoFi Invest is a mobile-first investment platform offering members access to trading and advisory solutions, such as active investing, robo-advisory and digital assets accounts. SoFi Credit Card has no annual fee and is designed to help our members save, invest and pay down debt through a variable rewards program, with higher rewards offerings when redeeming into other SoFi products. To complement these products, we offer financial tracking through SoFi Relay, and partner with other enterprises through loan referrals and our SoFi At Work service. We also developed a financial services marketplace platform branded Lantern Credit to help applicants that do not qualify for SoFi products with alternative products from other providers, as well as providing a product comparison experience.
We earn revenues in connection with our Financial Services segment through various partnerships and our SoFi Checking and Savings accounts, SoFi Money cash management accounts and SoFi Invest products in the following ways:
•Brokerage fees: We earn brokerage fees from our share lending and payment for order flow arrangements related to our SoFi Invest product (for which our clearing broker serves as principal, and we are an agent), exchange conversion services and digital assets activity. In our share lending arrangements and payment for order flow arrangements, we do not oversee the execution of the transactions by our members, but benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume. In our exchange conversion arrangements, we earn fees for exchanging one currency for another. Historically, these fees have not been a significant portion of our total net revenue.
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
•Payment network fees: We earn payment network fees, which primarily constitute interchange fees from our SoFi-branded debit cards issued by one of our Member Banks and our SoFi Credit Card product, which are reduced by fees payable to card associations and the Member Banks. These fees are remitted by merchants and are calculated by multiplying a set fee percentage (as stipulated by the debit card payment network) by the transaction volume processed through such network. We arrange for performance by a card association and the bank issuer to enable certain aspects of the SoFi branded transaction card process. We enter into contracts with both parties that establish the shared economics of SoFi branded transaction cards. As we continue to transition our former SoFi Money cash management accounts to SoFi Checking and Savings accounts held at SoFi Bank, we expect to decrease certain fees payable to third parties over time.
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
•Net Interest Income: Our Financial Services segment earns interest income from deposits held at SoFi Bank through our implementation of an FTP framework in the first quarter of 2022, whereby the Financial Services segment is credited for the deposit funding it provides to our Lending segment. This interest income has no impact on our consolidated financial statements. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this framework. To a lesser degree, we generate interest income from deposits sitting in our Member Banks, which are member bank holding companies that we exclusively relied on prior to becoming a bank holding company to provide cash management services to our members through our bank sweep program at our broker-dealer subsidiary. While we continue to utilize Member Banks, we now also sweep cash management accounts to SoFi Bank. We also generate interest income on SoFi Credit Card and on cash balances that we hold through SoFi Invest, which amount is not significant to the segment. Finally, we earn interest income on legacy Golden Pacific loans that are held on our balance sheet, which primarily involve commercial real estate and other commercial lending, such as small business lending. We incur interest expense on SoFi Credit Card through the FTP framework, which eliminates in consolidation, as well as incur interest expense related to SoFi Checking and Savings and SoFi Money cash management balances.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic and various governmental restrictions were imposed in an attempt to contain the spread of COVID-19. Although many government mandates to restrict daily activities have been lifted in the United States, the ongoing COVID-19 pandemic and its effects continue to evolve. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, and the measures taken in response to the emergence of new variants have contributed to the volatility of ongoing recovery. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. There can be no assurance that economic recovery will continue or that consumer behavior will be the same as or return to pre-pandemic levels. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments that are still uncertain and cannot be predicted. See Part II, Item 1A “Risk Factors — COVID-19 Pandemic Risks” for additional discussion of the risks and uncertainties associated with the repercussions of the ongoing impacts from the COVID-19 pandemic.
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

	Three Months Ended March 31,
($ in thousands)	2022	2021
Lending
Net interest income(1)	$94,354	$51,777
Total noninterest income	158,635	96,200
Total net revenue	252,989	147,977
Adjusted net revenue(2)(3)	244,372	168,037
Contribution profit	132,651	87,686

Technology Platform
Net interest income (loss)	$—	$(36)
Total noninterest income	60,805	46,101
Total net revenue(4)	60,805	46,065
Contribution profit	18,255	15,685

Financial Services
Net interest income(1)	$5,882	$229
Total noninterest income	17,661	6,234
Total net revenue	23,543	6,463
Contribution loss(4)	(49,515)	(35,519)

Corporate/Other(5)
Net interest loss	$(5,303)	$(4,690)
Total noninterest income (loss)	(1,690)	169
Total net loss(4)	(6,993)	(4,521)

Consolidated
Net interest income	$94,933	$47,280
Total noninterest income	235,411	148,704
Total net revenue	330,344	195,984
Adjusted net revenue(2)(3)	321,727	216,044
Net loss	(110,357)	(177,564)
Adjusted EBITDA(3)	8,684	4,132
___________________
(1)Net interest income for our Lending and Financial Services segments reported for the three months ended March 31, 2022 reflect the implementation of an FTP framework. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this framework.
(2)Adjusted net revenue within our Lending segment is used by management to evaluate our Lending segment and our consolidated results. For our Lending segment, total net revenue is adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumption changes (including conditional prepayment and default and discount rates). We use this adjusted measure in our determination of contribution profit in the Lending segment, as well as to evaluate our consolidated results, as it removes non-cash charges that are not realized during the period and, therefore, do not impact the cash available to fund our operations, and our overall liquidity position. For our Technology Platform and Financial Services segments, there are no adjustments from total net revenue to arrive at the consolidated adjusted net revenue shown in this table.
(3)Adjusted net revenue and adjusted EBITDA are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures, see “Non-GAAP Financial Measures” herein.
(4)Technology Platform segment total net revenue for the three months ended March 31, 2022 includes $770 of intercompany fees earned by Galileo from SoFi, which is a Galileo client. There is an equal and offsetting expense reflected within the Financial Services segment contribution loss representing the intercompany fees incurred to Galileo. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within Corporate/Other and the expense represents a reconciling item of segment contribution profit (loss) to consolidated loss before income taxes. For the year ended December 31, 2021, all intercompany amounts were reflected in the fourth quarter, as inter-quarter amounts were determined to be immaterial. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

(5)Corporate/Other (previously referred to as “Other”) primarily includes total net revenue associated with corporate functions, non-recurring gains from non-securitization investment activities and interest income and realized gains and losses associated with investments in available-for-sale (“AFS”) debt securities, all of which are not directly related to a reportable segment. Beginning in the first quarter of 2022, net interest income within Corporate/Other also reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on this framework.
Key Recent Developments
We continue to execute on our growth and other strategic initiatives and we continue to celebrate launches across our product suite and strategic partnerships, further establishing ourselves as a platform that enables individuals to borrow, save, spend, invest, and protect their assets. Some of our key recent achievements are discussed below.
In March 2022, we closed the Technisys Merger, which added a cloud-native digital and core banking platform with an existing footprint of clients in Latin America to our technology platform offerings. The combination with our existing technology platform offerings is expected to provide an end-to-end vertically integrated technology stack, which we expect will meet both the expanding needs of our existing and expected future clients. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the Technisys Merger.
In February 2022, we closed the Bank Merger, after which we became a bank holding company and Golden Pacific began operating as SoFi Bank. We believe operating a national bank will allow us to provide members and prospective members broader and more competitive options across their financial services needs and lower our cost of asset-backed financing (by utilizing our members’ deposits held at SoFi Bank to fund our loans). We also believe that operating as a national bank will enable us to offer lower interest rates on loans to members as well as offer higher interest rates on member deposit accounts. See “Business Overview—National Bank Charter” herein and Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the Bank Merger.
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

Quarterly Adjusted Net Revenue
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented below for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Total net revenue	$330,344	$195,984
Servicing rights – change in valuation inputs or assumptions(1)	(11,580)	12,109
Residual interests classified as debt – change in valuation inputs or assumptions(2)	2,963	7,951
Adjusted net revenue	$321,727	$216,044
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
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented below for the quarterly periods indicated.

	Quarter Ended
($ in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total net revenue	$330,344	$285,608	$272,006	$231,274	$195,984
Servicing rights – change in valuation inputs or assumptions(1)	(11,580)	(9,273)	(409)	224	12,109
Residual interests classified as debt – change in valuation inputs or assumptions(2)	2,963	3,541	5,593	5,717	7,951
Adjusted net revenue	$321,727	$279,876	$277,190	$237,215	$216,044
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Total net revenue – Lending(1)	$252,989	$147,977
Servicing rights – change in valuation inputs or assumptions(2)	(11,580)	12,109
Residual interests classified as debt – change in valuation inputs or assumptions(3)	2,963	7,951
Adjusted net revenue – Lending	$244,372	$168,037
___________________
(1)The total net revenue for our Lending segment reported for the three months ended March 31, 2022 reflects the implementation of an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the FTP framework.
(2)See footnote (1) to the table above.
(3)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as discussed further below), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vi) transaction-related expenses, (vii) fair value changes in warrant liabilities, and (viii) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions. We believe adjusted EBITDA provides a useful measure for period-over-period comparisons of our business, as it removes the effect of certain non-cash items and certain charges that are not indicative of our core operating performance or results of operations. It is also a measure that management relies upon to evaluate cash flows generated from operations, and therefore the extent of additional capital, if any, required to invest in strategic initiatives. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income (loss). Some of the limitations of adjusted EBITDA include that it does not reflect the impact of working capital requirements or capital expenditures and it is not a universally consistent calculation among companies in our industry, which limits its usefulness as a comparative measure.

Quarterly Adjusted EBITDA

We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, below for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net loss	$(110,357)	$(177,564)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	2,649	5,008
Income tax expense(2)	752	1,099
Depreciation and amortization(3)	30,698	25,977
Share-based expense	77,021	37,454
Transaction-related expense(4)	16,538	2,178
Fair value changes in warrant liabilities(5)	—	89,920
Servicing rights – change in valuation inputs or assumptions(6)	(11,580)	12,109
Residual interests classified as debt – change in valuation inputs or assumptions(7)	2,963	7,951
Total adjustments	119,041	181,696
Adjusted EBITDA	$8,684	$4,132
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense primarily included (i) interest on our revolving credit facility, (ii) for the 2022 period, the amortization of debt discount and debt issuance costs on our convertible notes, and (iii) for the 2021 period, interest on the seller note issued in connection with our acquisition of Galileo. Our adjusted EBITDA measure does not adjust for interest expense on warehouse facilities and securitization debt, which are recorded within interest expense—securitizations and warehouses in the unaudited condensed consolidated statements of operations and comprehensive income (loss), as these interest expenses are direct operating expenses driven by loan origination and sales activity. Additionally, our adjusted EBITDA measure does not adjust for interest expense on deposits or interest expense on our finance lease liability in connection with SoFi Stadium, which are recorded within interest expense—other, as these interest expenses are direct operating expenses. Revolving credit facility interest expense remained relatively consistent for the three-month periods, primarily due to identical outstanding debt and relatively consistent average interest rates.
(2)Our income tax expense positions were primarily a function of SoFi Lending Corp.’s profitability in state jurisdictions where separate filings are required. The income tax expense in the 2022 period was partially offset by an income tax benefit at Technisys. See Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the 2022 period increased compared to the 2021 period primarily in connection with our recent acquisitions and growth in our software balance, partially offset by the acceleration of core banking infrastructure amortization during the 2021 period.
(4)Transaction-related expenses primarily included financial advisory and professional services costs associated with our acquisition of Technisys in the 2022 period and associated with our then-pending acquisition of Golden Pacific in the 2021 period.
(5)Our adjusted EBITDA measure excludes the non-cash fair value changes in warrants accounted for as liabilities, which were measured at fair value through earnings. The amounts in the 2021 period related to changes in the fair value of Series H warrants issued by Social Finance in 2019 in connection with certain redeemable preferred stock issuances. We did not measure the Series H warrants at fair value subsequent to May 28, 2021 in conjunction with the Business Combination, as they were reclassified into permanent equity.
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

We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the quarterly periods indicated below.

	Quarter Ended
($ in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net loss	$(110,357)	$(111,012)	$(30,047)	$(165,314)	$(177,564)
Non-GAAP adjustments:
Interest expense – corporate borrowings	2,649	2,593	1,366	1,378	5,008
Income tax expense (benefit)	752	1,558	181	(78)	1,099
Depreciation and amortization	30,698	26,527	24,075	24,989	25,977
Share-based expense	77,021	77,082	72,681	52,154	37,454
Transaction-related expense	16,538	2,753	1,221	21,181	2,178
Fair value changes in warrant liabilities	—	10,824	(64,405)	70,989	89,920
Servicing rights – change in valuation inputs or assumptions	(11,580)	(9,273)	(409)	224	12,109
Residual interests classified as debt – change in valuation inputs or assumptions	2,963	3,541	5,593	5,717	7,951
Total adjustments	119,041	115,605	40,303	176,554	181,696
Adjusted EBITDA	$8,684	$4,593	$10,256	$11,240	$4,132

Key Business Metrics
The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions.

	March 31, 2022	March 31, 2021	% Change
Members	3,868,334	2,281,092	70%
Total Products	5,862,137	3,184,554	84%
Total Products — Lending segment	1,138,566	945,227	20%
Total Products — Financial Services segment	4,723,571	2,239,327	111%
Total Accounts — Technology Platform segment(1)	109,687,014	69,572,680	58%
___________________
(1)Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements. Intercompany revenue is eliminated in consolidation. We did not recast the total accounts as of March 31, 2021 to conform to the current year presentation, as the impact was determined to be immaterial.

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

Total Products
Total products refers to the aggregate number of lending and financial services products that our members have selected on our platform since our inception through the reporting date, whether or not the members are still registered for such products. In our Lending segment, total products refers to the number of home loans, personal loans and student loans that have been originated through our platform through the reporting date, whether or not such loans have been paid off. If a member has multiple loan products of the same loan product type, such as two personal loans, that is counted as a single product. However, if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products. In our Financial Services segment, total products refers to the number of SoFi Money accounts (presented inclusive of SoFi Money cash management accounts and SoFi Checking and Savings accounts held at SoFi Bank), SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which relate to an arrangement in the third quarter of 2021 and are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. Our members can select any one or combination of the three types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. Total products is a primary indicator of the size and reach of our Lending and Financial Services segments. Management relies on total products metrics to understand the effectiveness of our member acquisition efforts and to gauge the propensity for members to use more than one product.

Products
In Thousands
Total lending products were composed of the following as of the dates indicated.

Lending Products	March 31, 2022	March 31, 2021	Variance	% Change
Home loans	24,244	15,961	8,283	52%
Personal loans	657,549	517,042	140,507	27%
Student loans	456,773	412,224	44,549	11%
Total lending products	1,138,566	945,227	193,339	20%

Total financial services products were composed of the following as of the dates indicated.

Financial Services Products	March 31, 2022	March 31, 2021	Variance	% Change
SoFi Money(1)	1,625,000	823,003	801,997	97%
Invest	1,807,478	854,383	953,095	112%
Credit Card	117,009	19,365	97,644	504%
Referred loans(2)	17,239	—	17,239	n/m
Relay	1,115,564	523,451	592,113	113%
At Work	41,281	19,125	22,156	116%
Total financial services products	4,723,571	2,239,327	2,484,244	111%
___________________
(1)This category is presented including SoFi Money cash management accounts, as well as SoFi Checking and Savings accounts held at SoFi Bank, which began operating in the first quarter of 2022.
(2)This product type is limited to loans wherein we provide third party fulfillment services.

Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements, which includes intercompany revenue from SoFi. Intercompany revenue is eliminated in consolidation. We did not recast total accounts as of March 31, 2021 to conform to the current year presentation, as the impact was determined to be immaterial. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for the Technisys products and solutions, as the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.
Key Factors Affecting Operating Results
Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our loan origination volume, financial services products and member activity on our platform, growth in technology platform customers, competition and industry trends, general economic conditions and our ability to optimize our national bank charter. The key factors affecting our operating results are discussed in our Annual Report on Form 10-K, with notable updates provided herein.
Student Loan Relief
In April 2022, President Biden directed a sixth extension of the federal student loan payment moratorium to August 31, 2022. We anticipate that there could be an additional extension beyond August 2022 by the Biden administration. Increased focus by policymakers and the current presidential administration on outstanding student loans has led to discussions of potential legislative and regulatory actions, among other possible steps, to reduce outstanding balances of loans, or cancel loans at a significant scale, including the potential forgiveness of federal student debt. Should there be further student loan relief measures, we expect that this would decrease the demand for our student loan refinancing products and would likely have an adverse impact on our results of operations and overall business.
Industry Trends and General Economic Conditions
Interest Rates
In its May 2022 meeting, the Federal Reserve increased the benchmark interest rate by 50 basis points after increasing the benchmark interest rate previously at its March 2022 meeting. We expect additional increases in the benchmark interest rate during 2022, partially in response to increasing inflation. We anticipate that in a rising interest rate environment, and operating under a bank charter, we will be able to offer more competitive interest rates to our members on their deposits, which we believe would result in increasing demand for our deposits. However, rising interest rates could unfavorably impact demand for refinancing loan activities and reduce demand across our loan products. In addition, if the Federal Reserve does not effectively curb inflation or interest rates rise unexpectedly or too quickly, it could have a negative impact on the overall economy which could adversely impact our results of operations.

Results of Operations
The following table sets forth condensed consolidated statements of income data for the periods indicated.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Interest income
Loans	$114,385	$77,221	48%
Securitizations	2,758	4,467	(38)%
Related party notes	—	211	(100)%
Other	1,269	629	102%
Total interest income	118,412	82,528	43%
Interest expense
Securitizations and warehouses	19,906	29,808	(33)%
Deposits	431	—	n/m
Corporate borrowings	2,649	5,008	(47)%
Other	493	432	14%
Total interest expense	23,479	35,248	(33)%
Net interest income	94,933	47,280	101%
Noninterest income
Loan origination and sales	157,704	110,345	43%
Securitizations	(11,281)	(2,036)	454%
Servicing	12,236	(12,109)	(201)%
Technology products and solutions	59,857	45,659	31%
Other	16,895	6,845	147%
Total noninterest income	235,411	148,704	58%
Total net revenue	330,344	195,984	69%
Noninterest expense
Technology and product development	81,908	65,948	24%
Sales and marketing	138,138	87,234	58%
Cost of operations	70,437	57,570	22%
General and administrative	136,505	161,697	(16)%
Provision for credit losses	12,961	—	n/m
Total noninterest expense	439,949	372,449	18%
Loss before income taxes	(109,605)	(176,465)	(38)%
Income tax expense	(752)	(1,099)	(32)%
Net loss	$(110,357)	$(177,564)	(38)%
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	(4,455)	—	n/m
Foreign currency translation adjustments, net	(38)	(80)	(53)%
Total other comprehensive loss	(4,493)	(80)	n/m
Comprehensive loss	$(114,850)	$(177,644)	(35)%

Interest Income
The following table presents the components of our total interest income for the periods indicated.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Loans	$114,385	$77,221	48%
Securitizations	2,758	4,467	(38)%
Related party notes	—	211	(100)%
Other	1,269	629	102%
Total interest income	$118,412	$82,528	43%
Total interest income increased by $35.9 million, or 43%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the following:
Loans.    Loans interest income increased by $37.2 million, or 48%, primarily driven by increases in non-securitization personal loan and student loan interest income of $35.8 million (115%) and $9.4 million (44%), respectively, which were primarily a function of increases in aggregate average balances for personal loans and student loans of $1.3 billion (112%) and $1.3 billion (65%), respectively. The personal loan average balance increase was primarily attributable to higher origination volume combined with longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods. These increases were offset by an aggregate decline of $11.6 million (48%) in interest income from consolidated personal loan and student loan securitizations, which were impacted by declines in average balances for personal loans and student loans of $312.8 million (60%) and $302.0 million (36%), respectively. The declines in aggregate average balances were primarily attributable to payment activity and the absence of additions to our consolidated securitization loan balances. We also had a decline in our whole loan interest rates. The remaining increase in interest income included $2.6 million attributable to credit card, $0.6 million attributable to the acquired loan portfolio in the Bank Merger, and $0.4 million attributable to home loans.
Securitizations.    Securitizations interest income decreased by $1.7 million, or 38%, which was primarily attributable to decreases in residual investment interest income of $0.9 million and asset-backed bonds of $0.8 million related to decreases in average securitization investment balances period over period, as securitization payments outpaced new securitization investments. This outcome was impacted by the absence of any securitization transactions during the 2022 period.
Related Party Notes. We did not have any related party notes interest income in the 2022 period. Related party notes interest income in the 2021 period of $0.2 million was attributable to our loans to Apex, which were fully settled in February 2021. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our related party notes.
Other.    Other interest income increased by $0.6 million, or 102%, primarily due to interest rate increases and higher average balances period over period that impacted the interest income we earned on both our interest-bearing cash and cash equivalents balances and Member Bank deposits. In addition, we earned interest income of $0.2 million on our investments in AFS debt securities, which we did not own during the comparable 2021 period.
Interest Expense
The following table presents the components of our total interest expense for the periods indicated.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Securitizations and warehouses	$19,906	$29,808	(33)%
Deposits	431	—	n/m
Corporate borrowings	2,649	5,008	(47)%
Other	493	432	14%
Total interest expense	$23,479	$35,248	(33)%

Total interest expense decreased by $11.8 million, or 33%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the following:
Securitizations and Warehouses.    The following tables present the components of securitizations and warehouses interest expense and other pertinent information.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Securitization debt interest expense	$5,533	$10,948	(49)%
Warehouse debt interest expense	9,903	10,531	(6)%
Residual interests classified as debt interest expense	1,528	2,199	(31)%
Debt issuance cost interest expense	2,942	6,130	(52)%
Securitizations and warehouses interest expense	$19,906	$29,808	(33)%

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Average debt balances(1)
Securitization debt	$624,250	$1,166,366	(46)%
Warehouse facilities	2,628,279	2,505,274	5%
Weighted average interest rates(2)
Securitization debt	3.5%	3.8%	n/m
Warehouse facilities	1.5%	1.7%	n/m
___________________
(1)Average balances were calculated based on four-month ending balances.
(2)Calculated as annualized interest expense divided by average debt balance for the respective debt category. Interest rates on securitization debt and warehouse facilities exclude the effect of debt issuance cost interest expense and amortization of debt discounts and premiums. Table excludes residual interests classified as debt, as interest expense is dependent on the timing and extent of securitization loan cash flows and, therefore, a derived weighted average interest rate using the methodology in the table herein is not meaningful for the purposes of understanding the change in residual interests classified as debt related interest expense.
Securitizations and warehouses interest expense decreased by $9.9 million, or 33%, driven by the following:
•Securitization debt interest expense (exclusive of debt issuance and discount amortization) decreased by $5.4 million (49%), primarily driven by a decline in the average balance of 46%, which was attributable to payment activity and the absence of additional securitization debt during the current period.
•Warehouse debt interest expense (exclusive of debt issuance amortization) decreased by $0.6 million, which was primarily related to the utilization of warehouse facilities with lower spreads versus benchmark rates during the 2022 period, which was partially offset by an increase in our borrowing base consistent with an increase in the time we held certain loans on our balance sheet.
•Residual interests classified as debt interest expense decreased by $0.7 million, which was correlated with a lower balance of residual interests classified as debt during the 2022 period, as the residual debt balances continue to pay down over time and there were no additions to the balance during the current period.
•Debt issuance cost interest expense decreased by $3.2 million, which was primarily driven by a lower run rate on our issuance cost amortization related to our loan warehouse facilities, as we have extended certain loan warehouse facilities over time, which had the effect of lowering the quarterly debt issuance cost amortization. The variance was also impacted by the acceleration of certain debt issuance costs during the 2021 period, which contributed to a favorable variance of $1.4 million period over period.
Deposits.    Deposits interest expense of $0.4 million for the three months ended March 31, 2022 was related to interest earned by members on deposits held at SoFi Bank. We expect this expense to correlate in future periods with the size of our member deposits balances, as well as the interest rate offered on our SoFi Checking and Savings product.

Corporate Borrowings.    Corporate borrowings interest expense decreased by $2.4 million, or 47%, primarily due to the following:
•Interest expense incurred on the Galileo seller note, which was repaid in February 2021, decreased by $3.6 million.
•We incurred interest expense of $1.3 million in the 2022 period associated with our issuance of convertible notes in the fourth quarter of 2021, which consisted of the amortization of the debt discount and debt issuance costs.
•Interest expense on the revolving credit facility was materially consistent period over period, as the average balance remained consistent and one-month LIBOR volatility had a marginal impact on the interest expense variance.
Other.    Other interest expense increased by $0.1 million, or 14%, primarily due to an increase in interest expense related to our SoFi Money cash management and SoFi Checking and Savings products, primarily associated with an increase in member cash balances and deposits.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue for the periods indicated.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Loan origination and sales	$157,704	$110,345	43%
Securitizations	(11,281)	(2,036)	454%
Servicing	12,236	(12,109)	(201)%
Technology products and solutions	59,857	45,659	31%
Other	16,895	6,845	147%
Total noninterest income	$235,411	$148,704	58%
Total net revenue	$330,344	$195,984	69%
Total noninterest income increased by $86.7 million, or 58%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the following:
Loan Origination and Sales. Loan origination and sales increased by $47.4 million, or 43%, primarily due to the following:
•an increase of $64.5 million in personal loan origination and sales income, of which $15.1 million was attributable to the net effect of higher origination volume during the 2022 period, fair value markdowns of loans, and lower execution prices on sales activity. Our economic hedging activities by design offset the effects of fair value markdowns and lower sales price execution. Overall, we had higher gains of $48.6 million on our personal loan economic hedging activities in the 2022 period, which was inclusive of gains on loan origination economic hedges made during the period, as well as economic hedges of loans that remained on our balance sheet from December 31, 2021 or were sold during 2022, and was amplified by the interest rate volatility during the current period as compared to the 2021 comparative period;
•an increase of $5.0 million in student loan origination and sales income, which was inclusive of losses on related student loan commitments of $2.2 million and interest rate caps of $2.1 million. We had an aggregate $56.6 million decline due to the impact of lower origination volume in the current quarter at lower prices, fair value markdowns of loans and lower execution prices on 2022 sales activity. Offsetting these declines were increases of $65.9 million on our student loan economic hedging activities for the same reasons as stated in the foregoing personal loan discussion;
•a decrease of $19.8 million in home loan origination and sales related income, which was inclusive of the favorable impact related to IRLCs of $1.7 million and higher gains on home loan pipeline hedges of $9.9 million, which by design offset some of our period over period declines in home loan fair values. The remaining home loan origination and sales decrease was primarily attributable to the effect of originating loans during the quarter at a price below par compared to a price above par in the prior year quarter, as well as lower execution prices on sales activity; and
•a decrease of $2.7 million (68%) in home loan origination fees in conjunction with a 58% decrease in origination volume.

Securitizations.    Securitizations income decreased by $9.2 million, or 454%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to an aggregate decrease of $14.0 million in securitization loan fair market value changes, principally due to increases in market interest rates. We also had a decline in securitization investment fair values of $8.6 million, which was primarily attributable to negative fair value adjustments on our student loan securitization bonds that were impacted by the interest rate volatility during the 2022 period. These unfavorable variances were partially offset by gains on our economic hedges of securitization investments, which resulted in gains of $6.3 million in the 2022 period.
Partially offsetting these effects was a reduction in securitization loan write-offs of $2.7 million in the 2022 period, which was correlated with lower average securitization loan balances and stronger securitization loan credit performance during the 2022 period. Additionally, we had a decline in residual debt fair value adjustments of $4.3 million, exclusive of the portion reclassified to interest expense.
The table below presents additional information related to loan gains and losses and overall performance.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Gains from non-securitization loan transfers	$47,286	$70,900	(33)%
Gains from loan securitization transfers(1)	—	29,027	(100)%
Economic derivative hedges of securitization investments(2)	6,319	—	n/m
Economic derivative hedges of loan fair values(3)	160,607	36,071	345%
Home loan origination fees(4)	1,293	4,020	(68)%
Loan write-off expense – whole loans(5)	(8,074)	(5,125)	58%
Loan write-off expense – securitization loans(6)	(1,651)	(4,381)	(62)%
Loan repurchase (expense) benefit(7)	1,880	(1,483)	(227)%
___________________
(1)Represents the gain recognized on loan securitization transfers qualifying for sale accounting treatment, excluding the impact of economic hedging activities. We had no loan securitization transfers during the 2022 period.
(2)Represents the gain on interest rate swaps utilized to manage interest rate risk associated with certain of our securitization investments.
(3)During the three months ended March 31, 2022, we had gains on interest rate swap positions of $134.5 million, comprising $84.5 million related to student loan hedges and $50.0 million related to personal loan hedges. We also had gains on interest rate caps of $2.6 million. All of these gains were primarily attributable to increases in interest rates during the period. We had gains of $23.5 million on home loan pipeline hedges primarily due to decreases in the underlying hedge price index during the period. During the three months ended March 31, 2021, we had gains of $22.5 million on interest rate swap positions, comprising $21.2 million related to student loan hedges and $1.3 million related to personal loan hedges, which were primarily due to increases in interest rates during the period. We also had gains of $13.5 million on mortgage pipeline hedges primarily due to decreases in the underlying hedge price index during the period. Our economic hedge gains during the periods also included the impact of hedging of loan origination volume. Amounts presented herein exclude IRLCs and student loan commitments, as they are not economic hedges of loan fair values.
(4)For the three months ended March 31, 2022, the decrease was correlated with a 58% decrease in home loan origination volume relative to 2021.
(5)For the three months ended March 31, 2022 and 2021, includes gross write-offs of $11.8 million and $7.4 million, respectively. During the 2022 period, $0.8 million of the $3.7 million of recoveries were captured via loan sales to a third-party collection agency. During the 2021 period, $0.5 million of the $2.3 million of recoveries were captured via loan sales to a third-party collection agency.
(6)For the three months ended March 31, 2022 and 2021, includes gross write-offs of $3.3 million and $7.4 million, respectively. During the 2022 period, $0.2 million of the $1.6 million of recoveries were captured via loan sales to a third-party collection agency. During the 2021 period, $1.3 million of the $3.0 million of recoveries were captured via loan sales to a third-party collection agency.
(7)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Servicing. Servicing income increased by $24.3 million, or 201%, for the three months ended March 31, 2022 compared to the same period in 2021, of which $23.7 million was related to favorable changes in valuation inputs and assumptions, consisting of $17.0 million related to student loans, $4.4 million related to home loans and $2.2 million related to personal loans. The favorable variance was primarily attributable to prepayment rates. Student and personal loans servicing prepayment rates increased from the fourth quarter of 2020 to the first quarter of 2021, resulting in a decrease in servicing asset valuations, versus slightly declining from the fourth quarter of 2021 to the first quarter of 2022. Home loans servicing prepayment rates declined in both the 2021 and 2022 periods, but had a larger rate of decline during the current period.

We own the master servicing on all of the servicing rights that we retain and, in each case, recognize the gross servicing rate applicable to each serviced loan. Sub-servicers are utilized for all serviced student loans and home loans, which represents a cost to SoFi, but these arrangements do not impact our calculation of the weighted average basis points earned for each loan type serviced. Further, there is no impact on servicing income due to forbearance and moratoriums on certain debt collection activities, and there are no waivers of late fees. The table below presents additional information related to our loan servicing activities.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Servicing income recognized
Home loans(1)	$2,926	$1,744	68%
Student loans(2)	10,121	12,160	(17)%
Personal loans(3)	8,992	8,475	6%
Servicing rights fair value change
Home loans(4)	$9,052	$8,124	11%
Student loans(5)	(4,046)	5,701	(171)%
Personal loans(6)	240	(2,182)	(111)%
______________
(1)The contractual servicing earned on our home loan portfolio was 25 bps and 25 bps during the three months ended March 31, 2022 and 2021, respectively.
(2)The weighted average bps earned for student loan servicing was 42 bps and 41 bps during the three months ended March 31, 2022 and 2021, respectively.
(3)The weighted average bps earned for personal loan servicing was 70 bps and 70 bps during the three months ended March 31, 2022 and 2021, respectively.
(4)The impact on the fair value change resulting from changes in valuation inputs and assumptions was $7.7 million and $3.3 million during the three months ended March 31, 2022 and 2021, respectively.
(5)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $1.3 million and $(15.7) million during the three months ended March 31, 2022 and 2021, respectively. In addition, the impact of the fair value change resulting from the derecognition of servicing due to loan purchases was $(1.0) million for the three months ended March 31, 2022.
(6)The impact of the fair value change resulting from changes in valuation inputs and assumptions was $2.5 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively. In addition, the impact of the fair value change resulting from the derecognition of servicing due to loan purchases was $(0.4) million for the three months ended March 31, 2022.
Technology Products and Solutions. Technology Products and Solutions increased by $14.2 million, or 31%, for the three months ended March 31, 2022 compared to the same period in 2021. The current period was bolstered by $6.2 million of revenue contribution from the Technisys Merger, which closed on March 3, 2022. In addition, our existing integrated technology solutions contributed an increase of $8.0 million in revenue period over period, which was predominantly a function of account growth and activity related to clients that were on our platform for both the 2021 and 2022 periods.
Other.    Other income increased by $10.1 million, or 147%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to period-over-period increases in payment network fees of $2.8 million and referral fees of $5.5 million. The increase in payment network fees (which includes interchange fees) was primarily attributable to increased credit card spending on our platform. Lastly, the increase in referral fees was primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to our partners, as well as an increase associated with a referral fulfillment arrangement we entered into in the third quarter of 2021. Lastly, we had a decline in SoFi Invest trading losses of $2.1 million period over period.

Noninterest Expense
The following table presents the components of our total noninterest expense for the periods indicated.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Technology and product development	$81,908	$65,948	24%
Sales and marketing	138,138	87,234	58%
Cost of operations	70,437	57,570	22%
General and administrative	136,505	161,697	(16)%
Provision for credit losses	12,961	—	n/m
Total noninterest expense	$439,949	$372,449	18%
Total noninterest expense increased by $67.5 million, or 18%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the following:
Technology and Product Development. Technology and product development expenses increased by $16.0 million, or 24%, primarily due to:
•an increase in employee compensation and benefits of $11.0 million, inclusive of an increase in share-based compensation expense of $5.9 million, which was related to an increase in technology and product personnel in support of our growth. Moreover, the impact of the Technisys Merger contributed $4.3 million to the period-over period-variance. We also had an increase in average compensation in the 2022 period;
•an increase in purchased and internally-developed software amortization of $4.4 million, which was primarily reflective of increased investments in technology in our Technology Platform segment;
•an increase in software licenses, and tools and subscriptions expense of $1.2 million related to headcount increases and internal technology initiatives; and
•a decrease in amortization expense on intangible assets of $1.0 million, which was related to the acceleration of our core banking infrastructure through the first half of 2021, partially offset by other intangible asset amortization of $1.7 million associated with the Technisys Merger.
Sales and Marketing. Sales and marketing expenses increased by $50.9 million, or 58%, primarily due to:
•an increase in advertising expenditures of $20.5 million, which was primarily attributable to an increase in direct mail, search and social network advertising expenditures in the 2022 period;
•an increase of $14.9 million related to increasing utilization of lead generation channels during the 2022 period;
•an increase in employee compensation and benefits of $6.9 million, inclusive of an increase in share-based compensation expense of $2.7 million, which was correlated with an increase in sales and marketing personnel to support our growth. We also had an increase in average compensation in the 2022 period;
•an increase in direct customer promotional expenditures of $3.7 million, which is one of our levers for stimulating member product adoption and engagement;
•an increase of SoFi Stadium related expenditures of $2.3 million, which is exclusive of depreciation and interest expense on the embedded lease portion of our SoFi Stadium agreement; and
•the remaining increase was primarily related to travel and entertainment-related expenditures and software licenses and tools and subscriptions expenses.
Cost of Operations. Cost of operations increased by $12.9 million, or 22%, primarily due to:
•an increase in employee compensation and benefits of $8.9 million, which was correlated with an increase in cost of operations personnel in support of our growth, in addition to an increase in average compensation in the 2022 period;
•an increase of $2.2 million in third-party fulfillment costs, which was primarily related to payment processing network association fees associated with increased activity in the Technology Platform segment;

•an increase in software licenses, tools and subscriptions and other related fees of $1.8 million consistent with headcount increases and internal technology initiatives;
•an increase in operational losses of $1.7 million;
•an increase in credit card processing and fulfillment costs of $1.0 million related to increased credit card activity; and
•a decrease in loan origination and servicing expenses of $3.3 million, of which $4.2 million was related to home loans and was correlated with a decline in home loan originations during the 2022 period;
General and Administrative. General and administrative expenses decreased by $25.2 million, or 16%, primarily due to:
•favorability resulting from $89.9 million of expense in the 2021 period associated with the fair value increase of our warrant liabilities. The Series H warrants were reclassified to permanent equity in the second quarter of 2021 in conjunction with the Business Combination and, therefore, had no impact on the 2022 period;
•an increase in employee compensation and benefits of $39.1 million, inclusive of an increase in share-based compensation expense of $28.3 million, which was related to an increase in general and administrative personnel to support our growing infrastructure and administrative needs in addition to an increase in average compensation in the 2022 period;
•an increase in transaction-related expenses of $14.4 million associated with our acquisitions during the 2022 period;
•an increase of $9.3 million related to aggregate credit card and personal loan third party fraud events in the 2022 period;
•an increase in corporate insurance of $2.6 million, which was primarily attributable to the increased costs of being a public company; and
•an increase in occupancy-related costs of $0.6 million.
Provision for Credit Losses. The provision for credit losses of $13.0 million during the three months ended March 31, 2022 reflects the expected credit losses of $12.0 million associated with our credit card loans, which reflected elevated credit card loss rates during the current period, and the remainder associated with loans acquired in the Bank Merger in the 2022 period.
Net Loss
We had a net loss of $110.4 million for the three months ended March 31, 2022 compared to $177.6 million for the three months ended March 31, 2021. The decrease in loss for the current period was due to the factors discussed above, net of the change in income taxes.
For the three months ended March 31, 2022 and 2021, we recorded income tax expense of $752 and $1,099, respectively, which was primarily due to income tax expense associated with the profitability of SoFi Lending Corp. in some state jurisdictions where a separate company filing is required. For the three-months ended March 31, 2022, this expense was partially offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to the Technisys Merger.

Summary Results by Segment
Lending Segment
In the table below, we present certain metrics related to our Lending segment.

	Three Months Ended March 31,		2022 vs 2021 % Change
Metric	2022	2021
Total products (number, as of period end)	1,138,566	945,227	20%
Origination volume ($ in thousands, during period)
Home loans	$312,383	$735,604	(58)%
Personal loans	2,026,004	805,689	151%
Student loans	983,804	1,004,685	(2)%
Total	$3,322,191	$2,545,978	30%
Loans with a balance (number, as of period end)(1)	629,755	582,069	8%
Average loan balance ($, as of period end)(1)
Home loans	$284,111	$285,654	(1)%
Personal loans	23,635	21,515	10%
Student loans(2)	49,297	52,493	(6)%
__________________
(1)Loans with a balance and average loan balance include loans on our balance sheet and transferred loans with which we have a continuing involvement through our servicing agreements.
(2)In-school loans carry a lower average balance than student loan refinancing products.
The following table presents additional information on the terms as of March 31, 2022 of the lending products we offer.

Product	Loan Size	Rates(1)	Term
Student Loan Refinancing	$5,000+ (2)	Variable rate: 1.74% – 7.74%	5 – 20 years
Fixed rate: 2.74% – 7.74%
In-School Loans	$5,000+ (2)	Variable rate: 1.25% – 11.29%	5 – 15 years
Fixed rate: 3.22% – 10.90%
Personal Loans	$5,000 – $100,000 (2)	Fixed rate: 5.74% – 21.78%	2 – 7 years
Home Loans	$100,000 – $647,200 (3)(4)	Fixed rate: 2.13% – 6.00%	10, 15, 20 or 30 years
(Conforming Normal Cost Areas)
OR
$970,800 (4) (Conforming High Cost Areas)
OR
$3,000,000 (4) (Jumbo Loans)
__________________
(1)Loan annual percentage rates presented reflect rates as advertised as of the date indicated, inclusive of an auto-pay discount.
(2)Minimum loan size may be higher within certain states due to legal or licensing requirements.
(3)Exceptions for loan sizes less than $100,000 are considered on a case-by-case basis.
(4)Represents the maximum loan size offered within each category as of the reporting date. “Conforming High Cost Areas” refers to FNMA eligible loans above the normal conforming limit, which is determined by county. “Jumbo Loans” refers to loans in the jumbo loan program.

In the table below, we present additional information related to our lending products.

	Three Months Ended March 31,
	2022	2021
Overall weighted average origination FICO	755	767
Student Loans
Weighted average origination FICO	775	774
Weighted average interest rate earned(1)	4.02%	4.63%
Interest income recognized ($ in thousands)(2)	$37,762	$32,277
Sales of loans ($ in thousands)	$544,150	$936,160
Home Loans
Weighted average origination FICO	751	762
Weighted average interest rate earned(1)	2.69%	1.61%
Interest income recognized ($ in thousands)(2)	$1,180	$731
Sales of loans ($ in thousands)	$365,370	$677,566
Personal Loans
Weighted average origination FICO	746	762
Weighted average interest rate earned(1)	11.02%	10.65%
Interest income recognized ($ in thousands)(2)	$72,110	$44,001
Sales of loans ($ in thousands)	$977,920	$779,441
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the four-month unpaid principal balances of loans outstanding during the period, which are impacted by the timing and extent of loan sales.
(2)See “Results of Operations—Interest Income” for a discussion of interest income recognized during the periods indicated.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” for further discussion of this measure as it relates to our Lending segment.
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
During the three months ended March 31, 2022, home loan origination volume declined relative to the corresponding 2021 period due to rising interest rates relative to the 2021 levels, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape.
During the three months ended March 31, 2022, personal loan origination volume increased significantly relative to the corresponding 2021 period, primarily due to the improved economic outlook and consumer confidence levels in the 2022 period relative to the 2021 period, which we believe increased the overall demand for our personal loans. We also increased our loan application approval rate during the second half of 2021 and maintained those approval levels during 2022, which positively impacted the 2022 period.
During the three months ended March 31, 2022, student loan origination volume decreased modestly relative to the 2021 period, as demand for student loan refinancing products continued to be unfavorably impacted by the automatic suspension of principal and interest payments on federally-held student loans that was extended most recently through August 2022.
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
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. During the three months ended March 31, 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, as further discussed below. Refer to Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the FTP framework.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Net revenue
Net interest income(1)	$94,354	$51,777	82%
Noninterest income	158,635	96,200	65%
Total net revenue	252,989	147,977	71%
Servicing rights – change in valuation inputs or assumptions(2)	(11,580)	12,109	(196)%
Residual interests classified as debt – change in valuation inputs or assumptions(3)	2,963	7,951	(63)%
Directly attributable expenses(4)	(111,721)	(80,351)	39%
Contribution profit	$132,651	$87,686	51%

Adjusted net revenue(5)	$244,372	$168,037	45%
___________________
(1)Net interest income and, thereby, total net revenue and contribution profit for our Lending segment reported for the three months ended March 31, 2022 reflects the implementation of an FTP framework, under which Lending segment net interest income represents the difference between interest income earned on our loans and an FTP charge for the segment’s use of funds to originate loans, which can fluctuate based on changes in interest rates, funding curves, the composition of our balance sheet and the availability of capital. For the comparative period ended March 31, 2021, Lending segment net interest income reflected the external financing costs for our loans. If we had applied our current FTP framework during the comparative period, the Lending segment net interest income would have decreased by $0.1 million, which we deemed immaterial.
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
(4)For a disaggregation of the directly attributable expenses allocated to the Lending segment in each of the periods presented, see “Directly Attributable Expenses” below.
(5)Adjusted net revenue is a non-GAAP financial measure. For information regarding our use and definition of this measure and for a reconciliation to the most directly comparable U.S. GAAP measure, total net revenue, see “Non-GAAP Financial Measures” herein.
Net interest income
Net interest income in our Lending segment increased by $42.6 million, or 82%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the following:
Loans Interest Income.    Loans interest income increased by $34.0 million, or 44%, period over period. See “Results of Operations—Interest Income—Loans” for information on the primary drivers of the variance related to our personal loans, student loans and home loans.
Securitizations Interest Income.    Securitizations interest income decreased by $1.7 million, or 38%, period over period. See “Results of Operations—Interest Income—Securitizations” for information on the primary drivers of the variance.

Interest Expense.        Interest expense in our Lending segment decreased by $10.3 million, or 35%, period over period.
For the full 2022 period compared to the full 2021 period, interest expense in our Lending segment reflected the following: (i) a decline in securitization debt interest expense (exclusive of debt issuance and discount amortization) of $5.4 million; (ii) a decline in residual interests classified as debt interest expense of $0.7 million; and (iii) a decline in debt issuance cost interest expense of $3.2 million. Additionally, in the 2022 period, we recognized the actual interest incurred on our use of securitizations and warehouse facilities for one month of $1.7 million and FTP interest expense for two months of $7.8 million, which was a framework we implemented during the quarter. In the 2021 period, which was prior to our implementation of an FTP framework, we recognized the actual interest incurred on our use of securitizations and warehouse facilities for the full quarter of $10.5 million. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the FTP framework.
Noninterest income
Noninterest income in our Lending segment increased by $62.4 million, or 65%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the following:
Loan Origination and Sales. Loan origination and sales increased by $47.4 million, or 43%, period over period. See “Results of Operations—Noninterest Income and Net Revenue—Loan Origination and Sales” for information on the primary drivers of the variance.
Securitizations.    Securitizations income decreased by $9.2 million, or 454%, period over period. See “Results of Operations—Noninterest Income and Net Revenue—Securitizations” for information on the primary drivers of the variance.
Servicing. Servicing income increased by $24.3 million, or 201%, period over period. See “Results of Operations—Noninterest Income and Net Revenue—Servicing” for information on the primary drivers of the variance.
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Direct advertising	$41,794	$27,849	50%
Compensation and benefits	23,568	21,398	10%
Lead generation	21,883	6,710	226%
Loan origination and servicing costs	10,631	13,992	(24)%
Unused warehouse line fees	2,684	3,701	(27)%
Professional services	1,520	1,441	5%
Other(1)	9,641	5,260	83%
Directly attributable expenses	$111,721	$80,351	39%
______________
(1)Other expenses primarily include loan marketing expenses, third party loan fraud, member promotional expenses, tools and subscriptions, travel and occupancy-related costs.
Lending segment directly attributable expenses for the three months ended March 31, 2022 increased by $31.4 million, or 39%, compared to the three months ended March 31, 2021, primarily due to the following:
•increases of $15.2 million due to increasing utilization of lead generation channels associated with increased personal loan origination volume in the 2022 period;
•increases of $13.9 million in direct advertising related to direct mail, search engine and social network advertising, partially offset by declines in television advertisement;
•increases of $2.2 million in allocated compensation and related benefits, which primarily reflected increases in headcount allocated to the lending segment, partially offset by declines in home loan commissions of $0.8 million attributable to a decline in home loan originations period over period;
•increases of $0.1 million in professional services costs, which were largely audit and advisory related costs;

•increases of $4.4 million in other expenses, primarily related to third-party personal loan fraud of $5.3 million during the 2022 period, which was offset by a decline in bad debt expense of $0.8 million;
•decreases of $3.4 million in loan origination and servicing costs, which was largely attributable to declines in home loan origination costs of $4.4 million that correlated with the decline in period-over-period home loan origination volume. This decline was partially offset by an increase in personal loan origination costs of $1.2 million, which corresponded with the increase in personal loan origination volume period over period; and
•decreases of $1.0 million in unused warehouse line fees due to higher average committed warehouse line usage and lower unused fee rates.
Technology Platform Segment
In the table below, we present a metric that is related to Galileo within our Technology Platform segment.

	March 31, 2022	March 31, 2021	2022 vs 2021 % Change
Total accounts	109,687,014	69,572,680	58%

See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.
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

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Net revenue
Net interest income (loss)	$—	$(36)	(100)%
Noninterest income	60,805	46,101	32%
Total net revenue	60,805	46,065	32%
Directly attributable expenses(1)	(42,550)	(30,380)	40%
Contribution profit	$18,255	$15,685	16%
___________________
(1)For a disaggregation of the directly attributable expenses allocated to the Technology Platform segment in each of the periods presented, see “Directly Attributable Expenses” below.
Noninterest income
Noninterest income in our Technology Platform segment increased by $14.7 million, or 32%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the following:
Technology Products and Solutions. Technology products and solutions revenues increased by $15.0 million, or 33%, period over period. See “Results of Operations—Noninterest Income and Net Revenue—Technology Products and Solutions” for information on the primary drivers of the variance. In addition, the variance includes $0.8 million of intercompany revenue during the 2022 period.
Other.    Other income decreased by $0.3 million, or 60%, period over period, which was correlated with a decline in payment network transaction volume on our technology platform.

Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Compensation and benefits	$25,277	$16,181	56%
Product fulfillment	9,360	6,998	34%
Tools and subscriptions	3,246	1,860	75%
Professional services	2,299	2,069	11%
Other(1)	2,368	3,272	(28)%
Directly attributable expenses	$42,550	$30,380	40%
___________________
(1)Other expenses are primarily related to advertising and marketing, occupancy-related costs, bad debt and data center expenses.
Technology Platform segment directly attributable expenses for the three months ended March 31, 2022 increased by $12.2 million, or 40%, compared to the three months ended March 31, 2021, primarily due to the following:
•increases of $9.1 million in compensation and benefits expense, which was correlated with an increase in personnel to support segment growth, as well as an increase in average compensation during the 2022 period. In addition, the segment had expense of $5.1 million related to Technisys compensation and benefits during the 2022 period;
•increases of $2.4 million in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform. These fees grew by 27% during the 2022 period compared to 2021, which positively correlated with the applicable integrated platform-as-a-service growth in our technology products and solutions revenues;
•increases of $1.4 million in tools and subscriptions costs related to headcount increases and internal technology initiatives to support the growth of the platform, along with the inclusion of Technisys in our 2022 results;
•increases of $0.2 million in professional services costs, of which $0.8 million were related to the operations of Technisys in the 2022 period, with a partially offsetting decrease due to a decline in legal fees period over period; and
•decreases of $0.9 million in other expenses, which were primarily related to a reversal of provision for credit losses in the 2022 period associated with the recovery of significantly aged accounts receivable.
Financial Services Segment
In the table below, we present a key metric related to our Financial Services segment.

Metric	March 31, 2022	March 31, 2021	2022 vs. 2021 % Change
Total products (number, as of period end)	4,723,571	2,239,327	111%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.
Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. During the three months ended March 31, 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, as further discussed below. Refer to Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the FTP framework.

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Net revenue
Net interest income(1)	$5,882	$229	n/m
Noninterest income	17,661	6,234	183%
Total net revenue	23,543	6,463	264%
Directly attributable expenses(2)	(73,058)	(41,982)	74%
Contribution loss	$(49,515)	$(35,519)	39%
___________________
(1)Net interest income and, thereby, total net revenue and contribution loss for our Financial Services segment reported for the three months ended March 31, 2022 reflects the implementation of an FTP framework, under which Financial Services segment net interest income reflects the difference between an FTP credit for the segment’s provision of deposits as a source of funding and an FTP charge for the segment’s use of funds to originate credit card loans. For the comparative period ended March 31, 2021, our Financial Services segment net interest income was nominal, as it did not have deposits and the credit card product was nascent. As such, the Financial Services segment net interest income would not have been materially impacted by the application of the FTP framework to the comparative 2021 period.
(2)For a disaggregation of the directly attributable expenses allocated to the Financial Services segment in each of the periods presented, see “Directly Attributable Expenses” below.
Net interest income
Net interest income in our Financial Services segment increased by $5.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. For the 2022 period, net interest income primarily reflected net interest income earned on our credit card loans, and net interest income based on our FTP framework, which corresponded with the level of deposits at SoFi Bank. The gross interest income FTP credit applied to the Financial Services segment was $3.2 million during the 2022 period and eliminates in consolidation. In addition, net interest income earned on our credit card loans increased by $2.3 million period over period, which was attributable to a growth in average balance.
Noninterest income
Noninterest income in our Financial Services segment increased by $11.4 million, or 183%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the following:
•increases in referral fees of $5.5 million, which were primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to these partners, as well as increases associated with a referral fulfillment arrangement we entered into in the third quarter of 2021;
•increases in payment network fees of $3.1 million and brokerage-related fees of $0.1 million, the former of which coincided with increased credit card and debit card transaction volume;
•a reduction in trading losses related to our SoFi Invest product of $2.1 million; and
•increases of $0.5 million in non-payment network related credit card fees.

Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution loss were as follows:

	Three Months Ended March 31,		2022 vs 2021 % Change
($ in thousands)	2022	2021
Compensation and benefits	$23,938	$18,784	27%
Provision for credit losses	12,961	—	n/m
Product fulfillment	7,197	5,043	43%
Direct advertising	6,852	3,768	82%
Member incentives	6,603	4,981	33%
Lead generation	2,509	2,818	(11)%
Professional services	1,100	1,568	(30)%
Intercompany technology platform expenses	770	—	n/m
Other(1)	11,128	5,020	122%
Directly attributable expenses	$73,058	$41,982	74%
___________________
(1)Other expenses primarily include tools and subscriptions, operational product losses, third party fraud expense, travel and occupancy-related costs, and marketing-related expenses.
Financial Services directly attributable expenses for the three months ended March 31, 2022 increased by $31.1 million, or 74%, compared to the three months ended March 31, 2021, primarily due to the following:
•increases of $13.0 million related to our provision for credit losses, to which our credit card loans contributed $12.0 million, and the remainder was associated with loans acquired in the Bank Merger during the 2022 period. The increase in provision for credit losses for credit card loans was reflective of both an increase in average balance and an increase in our estimate of the expected future credit loss rate;
•increases of $5.2 million in compensation and benefits expense, which was consistent with our ongoing prioritization of growth in the Financial Services segment, which required additional staffing;
•increases of $3.1 million in direct advertising costs primarily driven by an increase in search engine and social network marketing. All marketing initiatives were primarily related to the continued promotion of, and growth in, our Financial Services products;
•increases of $2.2 million in product fulfillment costs related to SoFi Invest, SoFi Checking and Savings, and SoFi Money cash management, which included such activities as brokerage expenses and debit card fulfillment services, operating SoFi Bank, and operating our cash management sweep program. In addition, we had $1.1 million of higher costs related to credit card fulfillment in the 2022 period;
•increases of $1.6 million primarily related to direct member incentives utilized to drive adoption and usage of our various Financial Services products, the most significant of which was SoFi Money cash management and SoFi Checking and Savings;
•increases of $6.1 million in other costs, which were primarily related to operational product losses of $2.1 million and third-party credit card fraud of $4.0 million;
•decreases of $0.5 million in professional services costs, which were primarily related to reduced third-party technology and product consulting and contractor usage; and
•decreases of $0.3 million related to lead generation, which was consistent with our efforts to rely less on referrals period over period for product growth.
Corporate/Other Non-Reportable Segment
Non-segment operations are classified as Corporate/Other (previously referred to as “Other”), which includes net revenues associated with corporate functions that are not directly related to a reportable segment, as well as, beginning in the first quarter of 2022, the financial impact of our capital management activities within the treasury function, which reflects the residual impact from the FTP charges and FTP credits on our reportable segments under our FTP framework. Refer to Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for more information on the FTP framework.
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Reportable segments directly attributable expenses	$(227,329)	$(152,713)
Intercompany technology platform expenses	770	—
Expenses not allocated to segments:
Share-based compensation expense	(77,021)	(37,454)
Depreciation and amortization expense	(30,698)	(25,977)
Employee-related costs(1)	(42,690)	(32,280)
Fair value changes in warrant liabilities	—	(89,920)
Other corporate and unallocated expenses(2)	(62,981)	(34,105)
Total noninterest expense	$(439,949)	$(372,449)
___________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Includes corporate overhead costs that are not allocated to reportable segments, such as certain advertising, promotional and corporate marketing costs, transaction-related expenses, certain tools and subscription costs, and professional services costs.
Liquidity and Capital Resources
We require substantial liquidity to fund our current operating requirements, which primarily include loan originations and the losses generated by our Financial Services segment. We expect these requirements to increase as we continue to pursue our strategic growth goals. Historically, our Lending cash flow variability has related to loan origination and sales volume, our available funding sources and utilization of our warehouse facilities. Moreover, given our continued growth initiatives, we have seen variability in financing cash flows due to the timing and extent of common stock and redeemable preferred stock raises, redemptions and additional uses and repayments of debt, and our convertible notes issuance. Remaining operating cash flow variability is largely related to our investments in our business, such as technology and product investments and sales and marketing initiatives. Our capital expenditures have historically been less significant relative to our operating and financing cash flows, and we expect this trend to continue for the foreseeable future.
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
During the three months ended March 31, 2022, we generated negative cash flows from operations. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and, to a lesser extent, the timing of loan repayments. We either fund our loan originations entirely using our own capital, through proceeds from securitization transactions (applicable to 2021 only), via SoFi bank deposits or receive an advance rate from our various warehouse facilities to finance the majority of the loan amount. Our cash flows from operations were also impacted by material net losses in both periods. If our current net losses continue for the foreseeable future, we may raise additional capital in the form of equity or debt, which may not be at favorable terms when compared to previous financing transactions.
We have also utilized our revolving credit facility capacity to fund current liquidity needs in the normal course of business, such as general corporate activities. Our revolving credit facility had remaining capacity of $74.0 million as of March 31, 2022, of which $6.0 million was not available for general borrowing purposes because it was utilized to secure the uncollateralized portion of certain letters of credit issued to secure certain of our operating lease obligations. As of March 31, 2022, the remaining $3.1 million of the $9.1 million letters of credit outstanding was collateralized by cash deposits with the banking institution, which were presented within restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets. As of March 31, 2022, we also maintained letters of credit associated with our banking activities of $8.2 million, which serve as collateral for public deposits and are collateralized by loans.
Our warehouse facility and securitization debt is secured by a continuing lien on, and security interest in, the loans financed by the proceeds.
Our operating lease obligations consist of our leases of real property from third parties under non-cancellable operating lease agreements, which primarily include the leases of office space, as well as our rights to certain suites and event space within SoFi Stadium, the latter of which we apply the short-term lease exemption practical expedient and do not capitalize the lease obligation. Our finance lease obligations consist of our rights to certain physical signage within SoFi Stadium. Additionally, our securitization transactions require us to maintain a continuing financial interest in the form of securitization investments when we deconsolidate the SPE or in consolidation of the SPE when we have a significant financial interest. In either instance, the continuing financial interest requires us to maintain capital in the SPE that would otherwise be available to us if we had sold loans through a different channel.
We are currently dependent on the success of our lending business. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new SoFi bank deposits and grow existing bank deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. There is no guarantee that we will be able to execute on our strategy as it relates to the timing and pricing of securitization-related transfers. Therefore, we may hold securitization interests for longer than planned or be forced to liquidate at suboptimal prices. Securitization transfers are also negatively impacted during recessionary periods, wherein purchasers may be more risk averse.
Further, future uncertainties around the demand for our personal loans and around the student loan refinance market in general should be considered when assessing our future liquidity and solvency prospects. Principal and interest payments on federally-held student loans were suspended most recently through August 2022, which in turn has continued to lower the propensity for borrowers to refinance into SoFi student loans relative to pre-COVID levels. To the extent that additional measures, such as student loan forgiveness or a further extension of the student loan payment moratorium, are implemented, it may negatively impact our future student loan origination volume. In the future, our loan origination volume and our resulting loan balances, and any positive cash flows thereof, could be lower based on strategic decisions to tighten our credit standards. See “Key Factors Affecting Operating Results—Student Loan Relief”.
As a bank holding company, we are subject to regulatory capital and liquidity rules issued by the Federal Reserve and other U.S. banking regulators, including the OCC and FDIC. Shortly after we closed the Bank Merger, we allocated $750 million in capital to SoFi Bank. Golden Pacific’s community bank business continues to operate as a division of SoFi Bank. We are required to manage our capital position to maintain sufficient capital to satisfy these regulatory rules and support our business activities, including the requirement to maintain minimum regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). If the Federal Reserve finds that we are not “well-capitalized” or “well-managed”, we would be required to take remedial action to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to our activities. Additionally, the applicable federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. As of March 31, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since March 31, 2022 that management believes would change our categorization. See Note 18 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our regulatory capital requirements.

Our material commitments requiring, or potentially requiring, the use of cash in future periods are primarily composed of the following:
•warehouse facility borrowings, which primarily carry variable interest rates and have terms expiring through January 2032. See Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional key terms;
•revolving credit facility borrowings, which includes principal balance and variable interest. See Note 9 for additional information;
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
We may require liquidity resources associated with our guarantee arrangements. We have a three-year obligation to FNMA on loans that we sell to FNMA, to repurchase any originated loans that do not meet FNMA guidelines, and we are required to pay the full initial purchase price back to FNMA. In addition, we make standard representations and warranties related to other student, personal and non-FNMA home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See “Other Arrangements”, as well as Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information on our guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Our long-term liquidity strategy includes growing our SoFi bank deposit base, maintaining adequate warehouse capacity (which we expect to decrease as a percentage of our total funding base over time), maintaining corporate debt and other sources of financing, as well as effectively managing the capital raised through debt and equity transactions. Although our goal is to increase our cash flow from operations, there can be no assurance that our future operating plans will lead to improved operating cash flows.
We had unrestricted cash and cash equivalents of $1.3 billion as of March 31, 2022. We believe our existing cash and cash equivalents balance, investments in AFS debt securities, SoFi Bank deposits, available capacity under our revolving credit facility, together with additional warehouses or other financing we expect to be able to obtain at reasonable terms, will be sufficient to cover net losses, meet our existing working capital and capital expenditure needs, as well as our planned growth for at least the next 12 months. Our non-securitization loans also represent a key source of liquidity for us, and should be considered in assessing our overall liquidity. We have relationships with whole loan buyers who we believe we will be able to continue to rely on to generate near-term liquidity. Securitization markets can also generate additional liquidity, albeit to a lesser extent, as it involves accessing a much less liquid securitization residual investment market, and in certain cases we are required to maintain a minimum investment due to securitization risk retention rules.

Borrowings
Our borrowings as of March 31, 2022 primarily included our loan and risk retention warehouse facilities, asset-backed securitization debt, revolving credit facility and convertible notes. A detailed description of each of our borrowing arrangements is included in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements.
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
We have various affirmative and negative financial covenants, as well as non-financial covenants, related to our warehouse debt and revolving credit facility, as well as our Series 1 Redeemable Preferred Stock. Additionally, we have compliance requirements associated with our convertible notes, and certain provisions of the arrangement could change in the event of a “Make-Whole Fundamental Change”, as defined in the indenture.
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
In addition, pursuant to our amended and restated agreement related to our Series 1 Redeemable Preferred Stock, we are subject to the following financial covenants:
•Tangible net worth to total debt ratio requirement, which excludes our warehouse, risk retention and securitization related debt;
•Tangible net worth to Series 1 Redeemable Preferred Stock ratio requirement; and
•Minimum excess equity requirements, where the measure of equity includes permanent equity and SoFi Technologies Redeemable Preferred Stock (exclusive of Series 1 Redeemable Preferred Stock), as applicable.
We were in compliance with all covenants.
Additionally, in October 2021, we closed on the issuance and sale of $1.2 billion aggregate principal amount of convertible senior notes, which do not bear regular interest, will mature in October 2026 (unless earlier repurchased, redeemed or converted) and will be convertible by the noteholders beginning in April 2026 under certain circumstances. We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). The convertible notes will be redeemable, in whole or in part, at our option at any time, and from time to time, beginning in October 2024 at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued interest, if any. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. In addition, calling any note for redemption will also constitute a Make-Whole Fundamental Change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. Therefore, redemption events and conversion events (to the extent we elect to cash settle) could require a material use of cash at the time of the event.
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
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data during the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(1,011,224)	$340,051
Net cash provided by investing activities	49,879	180,947
Net cash provided by (used in) financing activities	1,895,158	(1,145,779)
Cash Flows from Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities of $1.0 billion stemmed from a net loss of $110.4 million and an unfavorable change in our operating assets net of operating liabilities of $1.0 billion, partially offset by a positive adjustment for non-cash items of $137.6 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $3.3 billion during the period and also purchased loans of $0.3 billion. These cash uses were largely offset by principal payments on loans of $0.6 billion and proceeds from loan sales of $1.9 billion.
For the three months ended March 31, 2021, net cash provided by operating activities of $340.1 million stemmed from a net loss of $177.6 million that was positively adjusted for non-cash items of $164.8 million, and a favorable change in our operating assets net of operating liabilities of $352.8 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $2.6 billion during the period and also purchased loans of $1.2 million. These cash uses were offset by principal payments from members of $0.5 billion and proceeds from loan sales of $2.4 billion.
Cash Flows from Investing Activities
For the three months ended March 31, 2022, net cash provided by investing activities of $49.9 million was primarily attributable to proceeds of $42.8 million from our securitization investments, the aggregate net cash acquired from the Technisys Merger and Bank Merger of $73.3 million, and proceeds of $29.6 million from sales, maturities and paydowns of our investments in AFS debt securities. These sources were offset by cash uses of $33.9 million related to loan activities, $25.1 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and cash uses of $36.8 million related to purchases of AFS debt securities.
For the three months ended March 31, 2021, net cash provided by investing activities of $180.9 million was primarily attributable to proceeds of $107.5 million from the call on our equity method investment in Apex and proceeds of $64.2 million from our securitization investments. Additionally, Apex repaid its outstanding principal balance of $16.7 million. Lastly, we used $7.4 million for purchases of property, equipment and software.
Cash Flows from Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was $1.9 billion. We received $3.6 billion of proceeds from debt financing activities related to our lending activities, all of which was related to our warehouse activities. These debt proceeds were partially offset by $2.6 billion of debt repayments, of which $2.5 billion were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Additionally, we had net cash sources from our SoFi Bank deposits of $961.8 million. Finally, we paid taxes of $3.6 million related to RSU vesting.
For the three months ended March 31, 2021, net cash used in financing activities was $1.1 billion. We received $1.9 billion of proceeds from debt financing activities related to our lending activities. These debt proceeds were more than offset by $2.9 billion of debt repayments, of which $2.5 billion were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity. We also paid taxes of $26.0 million related to RSU vesting. Finally, we paid $132.9 million to repurchase redeemable preferred stock and $0.5 million to repurchase common stock during the period.
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
Historically, we have established personal loan trusts and student loan trusts that were created and designed to transfer credit and interest rate risk associated with the underlying loans through the issuance of collateralized notes and residual certificates. We hold a variable interest in the trusts through our ownership of collateralized notes in the form of asset-backed bonds and residual certificates in the trusts. The residual certificates absorb variability and represent the equity ownership interest in the equity portion of the personal loan trusts and student loan trusts.
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
As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans, which includes FNMA repurchase requirements, general representations and warranties and credit-related repurchase requirements, all of which are standard in nature and, therefore, do not constrain our ability to recognize a sale for accounting purposes. We establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. Our credit-related repurchase requirements are assessed for credit losses. During the three months ended March 31, 2022, we made repurchases of $2.6 million associated with these arrangements. As of March 31, 2022 and December 31, 2021, we accrued liabilities of $5.2 million and $7.4 million, respectively, related to our estimated repurchase obligation.
Financial Condition Summary
March 31, 2022 compared to December 31, 2021
Changes in the composition and balance of our assets and liabilities as of March 31, 2022 compared to December 31, 2021 were principally attributed to the following:
•an increase of $933.8 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase of $4.9 million in investments in AFS debt securities, which we began purchasing during the third quarter of 2021, and was inclusive of an increase of $9.5 million attributable to the Golden Pacific acquisition assets;
•an increase in total loans of $1.2 billion, which was primarily related to personal and student loans;
•a decrease in securitization investments of $49.3 million, of which $42.8 million was related to cash receipts. There were no securitization investments made during the first quarter of 2022;

•an increase in intangible assets of $220.9 million, of which $240.0 million was related to our two acquisitions during the current quarter, with a partially offsetting decrease attributable to amortization expense;
•an increase in goodwill of $717.2 million related to our two acquisitions during the current quarter;
•an increase in deposits of $1.2 billion, which was attributable to our launch of SoFi bank during the current quarter;
•an increase in deferred tax liabilities of $55.1 million, which was primarily attributable to the separately identifiable intangible assets acquired in the Technisys Merger;
•an increase of $1.0 billion in gross warehouse facility debt to support our originations during the current quarter, which reflected the net impact of $3.6 billion of cash borrowings and $2.5 billion of cash repayments; and
•a decrease of $84.2 million in liabilities related to gross securitization debt, which was settled with proceeds from related collateral repayments.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2022. For a complete discussion of our significant accounting policies and critical accounting estimates, see Note 1 to the Notes to Consolidated Financial Statements for a summary of our significant accounting policies and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements and Note 1 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk, and counterparty risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our recent acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during any of the periods presented.
Interest Rate Risk
We are subject to interest rate risk associated with our consolidated loans, securitization investments (including residual investments and asset-backed bonds), servicing rights, variable-rate debt, deposit accounts and investments in AFS debt securities. Our loans with variable interest rates are exposed to interest rate volatility, which impacts the amount of recognized interest income. Our securitization residual investments are carried at fair value, which is subject to changes in market value by virtue of the impact of interest rates on the market yield of the residual investments. The value and earnings of our asset-backed bonds, which are associated with our personal loans and student loans, have a converse relationship to the movement of interest rates. That is, as interest rates rise, bond values and earnings fall and vice versa. Additionally, we are subject to interest rate risk on our variable-rate warehouse facilities and our revolving credit facility. Market interest rates may also drive the interest we offer to members on their deposits. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding may be tied to SOFR or another representative alternative reference rate.
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities, which can negatively impact our realized net interest income.
Credit Risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required loan payments, inclusive of our credit card product, or declines in home loan collateral values. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and we are not able to fully recover the principal balance. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio.
Market Risk
We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates. We are exposed to such market risk directly through our investments in AFS debt securities, loans, servicing rights and securitization investments held on our unaudited condensed consolidated balance sheet, all of which are measured at fair value on a recurring basis. Investments in AFS debt securities are valued utilizing quoted prices in actively traded markets or rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. The other assets mentioned are measured at fair value using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans and securitization investments may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. For our servicing rights, the discount rate is commensurate with the risk of the servicing asset cash flow, which varies based on the characteristics of the serviced loan portfolio.
Counterparty Risk
We are subject to risk that arises from our debt warehouse facilities, interest rate risk hedging activities and capped call options on our common stock. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty was to default, we could potentially be exposed to financial loss if such counterparty was unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, placing contractual limits on the amount of dependence on any single counterparty, and entering into netting agreements with the counterparties, as appropriate.
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2022. As of March 31, 2022, gross derivative asset and liability positions subject to master netting arrangements were $9.7 million and $10.9 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of March 31, 2022, we had total borrowing capacity under loan warehouse facilities of $7.0 billion, of which $2.5 billion was utilized. Refer to Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for a listing of our loan warehouse facilities.
In the case of our call options on our common stock (referred to herein as the “Capped Call Transactions”), if the Capped Call Counterparties, which are financial institutions and initial purchasers of our convertible notes, are unable to meet their obligations under the contract, we may not be able to mitigate the dilutive effect on our common stock upon conversions of our convertible notes or offset any potential cash payments we may be required to make in excess of the principal amount of converted convertible notes.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 15 to the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, references in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue or our future prospects. The material and other risks and uncertainties summarized in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.
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
•impact of the ongoing COVID-19 pandemic, including regulatory responses, increasing inflation, supply shortages and economic uncertainty;
Risks related to Strategic and New Products
•potential and recent acquisitions that could require significant attention, disrupt our business and adversely affect our financials;
•failure to innovate or respond to evolving technological or other changes;
•an increase in fraudulent activity;
•failure of third party service providers or systems on which we rely;
•increased business, economic and regulatory risks from continued expansion abroad, including as a result of the Technisys Merger;
Credit Related Risks
•worsening economic conditions, including increasing inflation and market volatility, the cyclical nature of our industry and ability to maintain expected levels of liquidity;
•inability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•the discharge of student loans in certain circumstances;
•failure of a third-party service provider to perform various functions related to the origination and servicing of loans;

•failure of third-party home loan fulfillment partner to provide fulfillment services for home loans we originate;
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
Regulatory, Tax and Other Legal Risks
•exposure to evolving laws, rules, regulations and government enforcement policies, including an extension of the student loan payment moratorium or loan group, and potential enforcement actions, litigation, investigations, exams or inquiries or impairment of licenses;
•ability to effectively mitigate risk exposure;
•changes in business, economic or political conditions;
•failure to comply with laws and regulations, including anti-corruption or privacy laws;
•application of regulations and supervision under banking laws;
•ability to efficiently protect our intellectual property rights;
•failure to comply with open source licenses for open source software included in our or any of our subsidiaries’ platforms;
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
We operate in a rapidly evolving industry, and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult to identify risks to our business and evaluate our future prospects. In particular, we have limited experience offering cash management, investment services and technology solutions. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022 which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries.
In addition to the recent events above, we face numerous challenges to our success, including our ability to:
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
•successfully maintain and enhance our diversified funding strategy, including through securitization financing from consolidated and nonconsolidated VIEs, whole loan sales and debt warehouse facilities;
•further establish, diversify and refine our checking and savings, cash management, investment and brokerage offerings to meet evolving consumer needs and preferences;
•diversify our revenue streams across our products and services;
•favorably compete with other companies, including traditional and alternative technology-enabled lenders, financial service providers, broker dealers, and technology platform-as-a-service providers;
•realize the benefits of operating a bank;
•introduce new products or other offerings to meet the needs of our existing and prospective members or to keep pace with competitive lending, checking and savings, cash management, investment and other developments;
•maintain or increase the effectiveness of our direct marketing, and other sales and marketing efforts;
•successfully navigate economic conditions and fluctuations in the credit markets, including inflation and rising interest rates;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including the ongoing impacts from the COVID-19 pandemic and the ongoing conflict in Ukraine; and
•anticipate and react to changes in an evolving regulatory and political environment.
We may not be able to successfully address the risks and uncertainties we face, which could negatively impact our business, financial condition, results of operations, cash flows and future prospects.

We have a history of losses, may not achieve profitability in the future, and there is no assurance that our revenue and business model will be successful.
We have a history of net losses. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and new products and services in order to enhance our brand recognition and our value proposition to our members, and these additional costs will create further challenges to generating near-term profitability. Our general and administrative expenses may also increase to meet the increased compliance and other requirements associated with operating as a public company, operating a bank, and evolving regulatory requirements. See “We recently acquired a national bank, which subjects us to significant additional regulation”.
We are continually refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage with more products across our platform, a strategy we refer to as the Financial Services Productivity Loop. There is no assurance that our revenue and business model or any changes to our revenue and business model to better compete with our competitors will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses and not achieve future profitability or, if achieved, be unable to maintain such profitability, due to a number of reasons, including the risks described in this Quarterly Report on Form 10-Q, unforeseen expenses, difficulties, complications and delays, and other unknown events.
We have experienced rapid growth in recent years, including through the addition of new lines of business and into new geographies, which may place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments, both domestically and internationally, relating to existing and projected business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system able to address such growth, and will require us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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
•banks and other non-bank financial institutions, for our checking and savings accounts and cash management accounts;
•rewards credit cards provided by other financial institutions, for our SoFi Credit Card;
•other brokerage firms, including online or mobile platforms, and technology and other companies for our SoFi Invest accounts;
•other technology platforms for the enterprise services we provide, such as technology products and solutions via Galileo and Technisys;
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
We recently acquired a national bank and became a bank holding company, which subjects us to significant additional regulation.
In March 2021, we entered into an agreement to acquire Golden Pacific, a bank holding company, and its wholly-owned subsidiary, which is a national bank. We closed the Bank Merger in February 2022, after which we became a bank holding company and Golden Pacific Bank began operating as SoFi Bank.
As a bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve, and SoFi Bank is subject to regulation, supervision and examination by the OCC and the FDIC, as well as regulations issued by the Consumer Financial Protection Bureau (the “CFPB”). Federal laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. In general, the bank supervisory framework is intended to protect insured depositors and the safety, soundness and stability of the U.S. financial system and not shareholders in depository institutions or their holding companies. In addition, due to the fact that SoFi and certain of its affiliates act as service-providers to SoFi Bank, we are subject to audit standards for third-party vendors in accordance with OCC guidance and examinations by the OCC.
In connection with applying for approval to become a bank holding company, we developed a financial and bank capitalization plan and enhanced our governance, compliance, controls and management infrastructure and capabilities in order to ensure compliance with all applicable regulations, which required, and will continue to require, substantial time, monetary and human resource commitments. If any new regulations or interpretations of existing regulations to which we are subject impose requirements on us that are impractical or that we cannot satisfy, our financial performance, and our stock price, may be adversely affected. Additionally, certain of our stockholders may need to comply with applicable federal banking statutes and regulations, including the Change in Bank Control Act and the Bank Holding Company Act. Specifically, stockholders holding 10.0% or more of our voting interests may be required to provide certain information and/or commitments on a confidential basis to, among other regulators, the Federal Reserve. This requirement may deter certain existing or potential stockholders from purchasing shares of our common stock, which may suppress demand for our stock and cause the price to decline.
Finally, we intend to continue to explore other products for SoFi Bank. Some of those products may require, or be deemed to require, additional data, procedures, partnerships, regulatory approvals, or capabilities that we have not yet obtained or developed. Should we fail to expand and evolve SoFi Bank products in a successful manner, or should these new products, or new regulations or interpretations of existing regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.
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
While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members on our platform, including by using additional products or services we offer. If we are unable to recover our marketing costs through increases in the size, value or the overall number of loans we originate, or member selection and utilization of other SoFi products such as SoFi Checking and Savings, SoFi Invest and SoFi Credit Card, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
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
The Biden administration has introduced and continues to advocate for student loan debt forgiveness initiatives. Prominent politicians, including Senator Elizabeth Warren and Majority Leader Senator Chuck Schumer, have also advocated for executive action to forgive student loan debt. If student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. There has also been pressure on policymakers to address underlying factors that contributed to the current volume of outstanding student loans, such as the cost of higher education and the ability for additional methods by the federal government and other organizations to subsidize the same, such as through increased use of Pell grants in lieu of loans. Further, proposals to eliminate or amend Section 523(a)(8) of the Bankruptcy Code, which makes student loans presumptively non-dischargeable in bankruptcy, could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. If steps were taken to materially reduce future demand by students for student loan refinancing and in-school student loan products, our student loan originations would be materially and adversely affected. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “COVID-19 Pandemic Risks — Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our current student loan portfolios and our loan origination volume”.
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
The COVID-19 pandemic has caused changes in consumer and student behavior, as well as economic disruptions. In the initial stages of the COVID-19 pandemic, extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 and variants thereof, including travel bans, quarantines, “stay-at-home” orders, suspension of interest accrual and collections on certain federally-backed student loans, and similar mandates for many individuals and businesses to substantially restrict daily activities led to decreases in consumer activity generally. Although consumer activity seems to be recovering and many government mandates to restrict daily activities have been lifted in the United States, recovery varies globally and the ongoing COVID-19 pandemic and its effects continue to evolve. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants, such as the Delta, Omicron and Omicron BA.2 variants, have contributed to the volatility of ongoing recovery. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. The reinstatement and subsequent lifting of these measures may occur periodically, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and partners. There can be no assurance that economic recovery will continue or that consumer behavior will return to pre-pandemic levels.
Regulatory actions in response to the impacts of the ongoing COVID-19 pandemic, among other factors, also have an impact on our business. For example, in May 2022, the Federal Reserve announced an additional 50 bps increase to the target range for the federal funds rate following a rate increase in March 2022, primarily to curb inflation. Increased interest rates could unfavorably impact demand for all refinancing loan activities and reduce demand across student loans, personal loans and home loans, including, but not limited to, any variable-rate loan products. Additionally, demand for our student loan products in particular may continue to be impacted by legislative and regulatory actions taken in response to the COVID-19 pandemic, as described in more detail in these risk factors. There have been, and may continue to be, other factors that put downward pressure on demand for our loan products.
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
Legislative and regulatory responses to the COVID-19 pandemic have had and could continue to have a significant impact on our student loan portfolios. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the Department of Education were suspended through September 30, 2020 and were further extended by a series of executive actions most recently through August 31, 2022. There is no guarantee that the moratorium on student loan payments will not be further extended. Additionally, the Department of Education also suspended collections most recently through August 31, 2022 and announced plans to give borrowers who were in default before the start of the COVID-19 pandemic a fresh start by allowing them to reenter repayment in good standing. As a result of such forbearance measures and protections, borrowers with federally held student loans lacked the incentive to refinance their student loans with us, which negatively impacted our business by reducing our loan origination volume.
The various legislative and regulatory responses to the ongoing COVID-19 pandemic, particularly the mandatory suspension of payments and interest accrual on federally held loans through August 31, 2022, which could be further extended, are likely to continue to serve as a disincentive for borrowers to refinance their loans through our platform, thereby reducing our loan origination volume and negatively impacting our revenue. In addition, the ongoing COVID-19 pandemic has contributed to increasing pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, President Biden proposed $10,000 in forgiveness for federal student loan borrowers during his campaign and more recently in closed-door meetings with members of Congress, and the Justice Department and Department of Education are reviewing whether the Biden administration has the authority to cancel student loan debt or whether any wide scale student loan debt forgiveness must be achieved through legislation.
Although we continue to evaluate the ultimate impact of local, state and federal legislation and regulation, guidance and actions, future legislative, regulatory and executive actions, and the on-going impact of our own forbearance measures on our financial results, business operations and strategies, there is no guarantee that our estimates will be accurate or that any actions we take based on such estimates will be successful. Furthermore, we believe that the cost of responding to, and complying with, evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

Strategic and New Product Risks
We have in the past consummated and, from time to time we may evaluate and potentially consummate, acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.
Our success will depend, in part, on our ability to expand our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For example: (i) in April 2020, we acquired 8 Limited, an investment business in Hong Kong, (ii) in May 2020, we acquired Galileo, a company that provides technology platform services to financial and non-financial institutions, (iii) in February 2022, we acquired Golden Pacific, a bank holding company, and (iv) in March 2022, we acquired Technisys, a cloud-native digital multi-product core banking platform. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
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
Galileo’s clients are highly concentrated. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of customers, including the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of the client to a competitor, harm to that client’s reputation or financial prospects or other reasons. In addition, disruptions in the operations of any of Galileo’s key clients have in the past disrupted and may in the future disrupt Galileo’s operations, and these disruptions could be material and have an adverse impact on our results of operations.
Demand for our products may decline if we do not continue to innovate or respond to evolving technological or other changes.
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service members and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. For example, in 2021 we launched our IPO investment center, through which we allow SoFi Invest members to invest in initial public offerings that we underwrite through SoFi Securities, as well as provide dealer services in partnership with underwriting syndicates for IPOs. While this enables us to generate underwriting fees, it could also subject us to liability under the Securities Act of 1933, as amended (the “Securities Act”) for the contents of the prospectuses for the initial public offerings that we underwrite, which could be material. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member experience, members’ demand for our products may decrease and our growth and operations may be harmed. The brokerage industry also competes on price, and demand for our products and services may be affected if we are unable to compete on price.
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
An increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure (including fines and other penalties), and could reduce the use and acceptance of SoFi Checking and Savings, SoFi Money cash management accounts and SoFi Credit Card.
Financial institutions like us, as well as our members, colleagues, regulators, vendors and other third parties, have experienced a significant increase in fraudulent activity in recent years and will likely continue to be the target of increasingly sophisticated fraudsters and fraud rings in the future. This is particularly true for our newer products where we have limited experience evaluating customer behavior and performing tailored risk assessments, such as SoFi Checking and Savings and SoFi Credit Card.
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

We rely on third parties and their systems to process transaction data and for settlement of funds on SoFi Checking and Savings, SoFi Money cash management accounts and SoFi Credit Card, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.
To provide our checking and savings account, cash management account, credit card and other products and services, we rely on third parties that we do not control, such as payment card networks, our acquiring and issuing processors, payment card issuers, various financial institution partners, systems like the ACH, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds, and the provision of information and other elements of our services. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.
SoFi Credit Card is a relatively new product and we may not be successful in our efforts to promote its usage through marketing and promotion, or to effectively control the costs of such investments, both of which may materially impact our profitability.
Revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. We have been investing in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. There can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will be effective. Further, developing our service offerings, marketing SoFi Credit Card in additional customer acquisition channels and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand. See “Funding and Liquidity Risks — SoFi Credit Card is a relatively new product and any failure to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition”.
SoFi may be unable to successfully integrate Technisys’ operations and may not realize the anticipated benefits of acquiring Technisys.
We closed the Technisys acquisition in March 2022 and are working to integrate Technisys’s operations into our business. The success of the Technisys acquisition, including anticipated benefits and cost savings and potential additional revenue opportunities, will depend, in part, on SoFi’s ability to successfully integrate Technisys’ operations in a manner that results in various benefits, including, among other things, the development of an end-to-end vertically integrated banking technology stack to support multiple products and enable the combined company to meet the expanding needs of existing parties and serve additional established banks, fintechs and non-financial brands looking to enter financial services. The ongoing process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of SoFi’s businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of SoFi to maintain relationships with customers and employees. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of Technisys’ operations could have an adverse effect on the business, financial condition, operating results and prospects of SoFi.
If SoFi experiences difficulties in the integration process, including those listed above, SoFi may fail to realize the anticipated benefits of the Technisys acquisition in a timely manner or at all. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues, lost cost savings and incremental revenue opportunities and diversion of management’s time and energy and could have an adverse effect on SoFi’s business, financial condition, operating results and prospects.
We may continue to expand operations abroad where we have limited operating experience and may be subject to increased business, economic and regulatory risks that could adversely impact our financial results.
In April 2020, we undertook our first international expansion by acquiring 8 Limited, an investment business in Hong Kong. Additionally, with the acquisition of Galileo in May 2020, we gained clients in Mexico and Colombia and, with the acquisition of Technisys in March 2022, we further expanded our operations into Latin America. We may, in the future, continue to pursue further international expansion of our business operations, either organically or through acquisitions, in new international markets where we have limited or no experience in marketing, selling and deploying our product and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
•political, social and/or economic instability;

•risks related to governmental regulations in foreign jurisdictions, including regulations relating to privacy, and unexpected changes in regulatory requirements and enforcement;
•fluctuations in currency exchange rates and global market volatility;
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
Credit Related Risks
We operate in a cyclical industry. In an economic downturn, member default rates may increase, there may be decreased demand for our products, and there may be adverse impacts to our lending business.
Uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments or lending decisions. Any of these factors could have a detrimental impact on our financial performance and liquidity.
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
There can be no assurance that economic conditions will remain favorable for our business, that interest in purchasing our loans by financial institutions will remain at current levels, or that default rates by our members will not increase. Reduced demand or lower prices or a lower advance rate for our products from institutional whole loan purchasers, securitization investors and warehouse lenders and increased default rates by our members may limit our access to capital, including debt warehouse facilities and securitizations, and negatively impact our profitability.

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
If the information provided to us by applicants is incorrect or fraudulent, we may misjudge an applicant’s qualification to receive a loan or use one of our products, and our results of operations may be harmed.
Our lending and platform access decisions are based partly on information provided to us by applicants. To the extent that an applicant provides information to us in a manner that we are unable to verify, or the information provided by an applicant consists of data obtained under false pretenses by third-parties, is a manufactured/synthetic identity, or is a stolen identity, our credit decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including credit reporting agencies, is a significant component of our credit decisions and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and results of operations. Additionally, we rely on the accuracy of applicant information in approving applicants for our non-lending products, such as SoFi Checking and Savings, SoFi Credit Card, SoFi Money cash management accounts or SoFi Invest accounts. If the information provided to us by these applicants is incorrect or fraudulent and we are unable to detect the inaccuracies, it increases our regulatory and fraud risk and the risk of identity theft to our members, and could harm our reputation, business and results of operations.
We use identity and fraud prevention tools to analyze data provided by external databases or automated physical identity document proofing technologies to authenticate each applicant’s identity. These fraud prevention tools, scores, and data aggregators are reliant on sustained access to reliable data sources to facilitate robust verification which have reduced effectiveness with diminished data access. From time to time in the past, however, these checks have failed and there is a risk that these checks could fail in the future and fraud, which may be significant, may occur and go undetected. For example, we recently identified certain fraudulent activity related to our personal loans product. While the fraudulent activity was detected and the losses were recognized in our results of operations, there can be no assurance there will not be future instances of fraud, that we will be able to detect such fraudulent activity in a timely manner, or that such future fraudulent activity will not be material. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.
Internet-based loan origination processes may give rise to greater risks than paper-based processes.
We use Internet-based loan processes to obtain application information and distribute certain legally required notices to applicants for, and borrowers of, our loans and to obtain electronically signed loan documents in lieu of paper documents with ink signatures obtained in person. These processes may entail greater risks than paper-based loan origination processes, including regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, or the validity of the borrower’s electronic signature on loan documents, and risks that unauthorized changes are made to the electronic loan documents. If any of those factors were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, or impair our ability as master servicer or servicer to service our loans, the value of our loan assets would decrease significantly to us and to our whole loan purchasers, securitization investors and warehouse lenders. In addition to increased default rates and losses on our loans, this could lead to the loss of whole loan purchasers and securitization investors and trigger terminations and amortizations under our debt warehouse facilities, each of which would materially adversely impact our business.
Student loans are subject to discharge in certain circumstances.
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if a debtor files an adversary claim and the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. Further, bills have been introduced in Congress that would make student loans dischargeable in bankruptcy to the same extent as other forms of unsecured credit without regard to a hardship analysis. For example, Senator Dick Durbin and Senator John Cornyn introduced a bill in 2021, the Fresh Start Through Bankruptcy Act, which would amend the bankruptcy code to more easily permit student loan discharges of federal student loans after ten years and it is possible similar legislation could be proposed with respect to private student loans. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations.
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
We rely on a third-party service provider to fulfill all of the home loans that we originate, and to perform various other functions in connection with the origination of our home loans. If this third-party service provider fails to properly perform these functions or ceases to exist, our home loans business may be adversely affected.
We use a single third-party service provider to fulfill all of the home loans we originate. In the event that our third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to originate home loans will suffer and our business, cash flows and future prospects may be negatively impacted. Additionally, if our home loans third-party fulfillment partner were to cease to exist, to become a debtor in a bankruptcy or an insolvency proceeding or to seek relief under any debtor relief laws or to terminate its relationship with us, there would be significant delays in our ability to complete the origination of home loans in our pipeline and to originate new home loans, as well as to complete other operational functions for which we are currently relying on such third-party service provider, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms.
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
Conversely, an improvement in economic conditions in one or more of the geographic areas in which we have members could result in higher prepayments of their payment obligations under their loans by borrowers in such states. As a result, we and the whole loan purchasers who hold our loans or securitization investors or warehouse lenders who hold securities backed by our loans may receive principal payments earlier than anticipated, and fewer interest payments than anticipated, and face certain reinvestment risks, such as the inability to acquire loans on equally attractive terms as the prepaid loans. In addition, higher prepayments than anticipated may have a negative impact on our servicing revenue which could cause our operating results and financial condition to be materially and adversely affected.
Further, the concentration of our loans in one or more geographic locations may have a disproportionate effect on us or investors in our loans or securities backed by our loans if governmental authorities in any of those areas take action against us as originator, master servicer or servicer of those loans or take action affecting our ability as master servicer or servicer to service those loans.
Market and Interest Rate Risks
Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
General economic, political, social and health conditions in the U.S. and in countries abroad affect our business. In particular, markets in the U.S. or abroad may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets may be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including Russia’s invasion of Ukraine, terrorism or other geopolitical events. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels.
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve has increased interest rates twice in 2022 to date, most recently in early May, and has indicated that further hikes are likely if inflationary pressures remain elevated or intensify. Further increases to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our loan portfolios and other interest-earning assets. These and other actions taken by the Federal Reserve, including additional and aggressive increases to the target range for the federal funds rate, balance sheet management, and lending facilities, and any exit or perceived exit from qualitative easing, and similar actions taken by other central banks, are beyond our control and difficult to predict. These actions affect interest rates, the value of financial instruments, increase the likelihood of a more volatile and appreciating U.S. dollar and affect other assets and liabilities and can impact our members. Sudden changes in monetary policy, for example in response to high inflation, could lead to financial market volatility, further increases in market interest rates, and a flattening or inversion of the yield curve. In addition, these actions combined with ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes to existing laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our counterparties and our earnings and operations. For example, the expiration of pandemic-related government assistance in the United States could result in a reduction in economic activity and lead to a deterioration in household finances, particularly if consumers also continue to face high inflation. A slowdown in consumer demand could limit the ability of firms to pass on fast-rising costs for labor and other inputs, weighing on earnings and potentially leading to a market downturn. Significant fiscal policy changes and/or initiatives may also raise the federal debt, affect businesses and household after-tax incomes and increase uncertainty surrounding the formulation and direction of U.S. monetary policy and volatility of interest rates. Changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds. For example, although we do not have operations in Ukraine or Russia, the ongoing conflict in Ukraine has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage.
Any of these developments could adversely affect our business, our members, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, our liquidity and our results of operations.
We utilize a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We utilize a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which may also be negatively impacted by rising interest rates combined with longer periods during which we may hold loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet. However, this historically has not been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have from time to time experienced periods of significant volatility, including volatility driven by the COVID-19 pandemic and the conflict in Ukraine. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any cost. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential uncertainty, including, but not limited to, rising government debt levels, prospective executive branch or Federal Reserve policy shifts, the withdrawal of government interventions in the financial markets, changing U.S. consumer spending patterns, and changing expectations for inflation and deflation that may impact interest rates. For example, since March 2022, the Federal Reserve has raised its benchmark interest rates twice, including by 50 basis points in May 2022, and indicated that further rate hikes may be expected in 2022, partially in response to increasing inflation. Increased interest rates may decrease borrower demand for our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
Additionally, an inflationary environment combined with the tight labor market could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we may be required to increase our operating costs or risk losing skilled workers to competitors.
Fluctuations in interest rates could negatively affect the demand for our SoFi Money cash management and SoFi Checking and Savings products.
Falling or low interest rates may have a negative impact on the demand for our SoFi Money cash management and SoFi Checking and Savings products. SoFi Money is a cash management account offered through SoFi Securities, which offers members the opportunity to earn a variable interest rate on their account balances. Until this feature is phased out on June 5,

2022, deposits made into a SoFi Money account earn a variable rate of interest, which rate is determined by the program account agreements and program bank agreements between SoFi Securities, our sweep administrator and the sweep banks. SoFi Checking and Savings provides members a digital banking experience that offers a variable annual percentage yield, which rate is at our discretion. Although we are currently in a rising interest rate environment, there is no guarantee we will remain so and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
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
While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity and net revenue. For example, when as a result of unanticipated prepayment levels, student, and personal loans, as applicable, within a securitization trust amortize faster than originally contracted due to prepayments, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net revenue may decrease, inclusive of the diminished value of any retained residual interest by us in the trust.
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
LIBOR has served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. Prior to December 31, 2021, we typically used USD LIBOR as the reference rate for the securities issued under certain of our securitizations (such as student loan securitizations), certain secured and unsecured financing facilities (such as the loan warehouse facilities, risk retention facilities and revolving credit facility), certain hedging arrangements, and our Series 1 Redeemable Preferred Stock dividends. LIBOR was set based on interest rate information reported by certain banks, which stopped reporting such information after 2021. After December 31, 2021, the ICE Benchmark Administration Limited (the “IBA”), the administrator of LIBOR, ceased publishing one-week and two-month USD LIBOR, in addition to certain other non-USD tenors. The IBA expects to continue to publish all remaining USD LIBOR tenors through June 30, 2023, with the overnight and 12-month tenors ceasing immediately thereafter and the one-month, three-month and six-month tenors becoming non-representative from that date. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
In the fourth quarter of 2021, we began to use SOFR (the rate recommended by the Federal Reserve in conjunction with the Alternative Reference Rates Committee as the recommended risk-free reference rate for the United States) as the pricing index on all new variable-rate loan originations, and on new warehouse facility agreements and other financial instruments. We also transitioned some existing warehouse facility lines to SOFR. Our derivative agreements are governed by the International Swap Dealers Association, which established a 2020 IBOR Fallbacks Protocol and supplement that became effective in January 2021, as well as additional subsequent supplements, to allow counterparties to modify legacy trades to reference amended standard definitions inclusive of the new fallback language. However, most of these legacy financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments.
As of the date of this filing, we have not modified any existing loan agreements with borrowers that use USD LIBOR. We expect to begin transitioning these agreements, along with continuing to transition other financial instruments, from USD LIBOR to SOFR or other representative alternative reference rates during 2022. Our loan agreements generally allow us to choose a new alternative reference rate based upon comparable information if the current index is no longer available.
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
Funding and Liquidity Risks
If we are unable to retain and/or increase our current sources of funding, including deposits, and secure new or alternative methods of financing, our ability to finance additional loans and introduce new products will be negatively impacted.
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. With the acquisition of SoFi Bank, we are now able to utilize deposits, as well, which offer us a lower cost source of funds. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. There can be no assurance that we will be able to successfully access the securitization markets at any given time, or that deposits at SoFi Bank will remain at current levels, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.

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
If we are unable to increase our current sources of funding, including deposits, and secure new or alternative methods of financing, our ability to finance additional loans and to develop and offer new products will be negatively impacted. The interest rates, advance rates and other costs of new, renewed or amended facilities may also be higher than those currently in effect. If we are unable to renew or otherwise replace these facilities or generally arrange new or alternative methods of financing on favorable terms, we may be forced to curtail our origination of loans or reduce lending or other operations, which would have a material adverse effect on our business, financial condition, operating results and cash flows.
If one or more of our warehouse facilities, on which we are highly dependent, is terminated or otherwise becomes unavailable, we may be unable to find replacement financing on favorable terms, or at all, which would have a material adverse effect on our business and financial condition.
We require a significant amount of short-term funding capacity for loans we originate. As of March 31, 2022, we had $7.0 billion of warehouse loan funding capacity through 23 warehouse facility arrangements. Additionally, consistent with industry practice, our existing warehouse facilities generally require periodic renewal. If any of our committed warehouse facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate an acceptable or sustainable volume of loans, which would have a material adverse effect on our business. Additionally, as our business continues to expand, including our home loan business, we may need additional warehouse funding capacity for the loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.
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
In addition, our agreements with our warehouse lenders contain various concentration limits and triggers, including related to excess spread. As rising interest rates place pressure on our net cost of funds for loans held at SoFi Lending Corp., which do not benefit from deposit funding through SoFi Bank, the likelihood of reaching an excess spread limit increases. A breach of such limits or other similar terms of such agreements could result in an inability to place loans in the relevant warehouse facilities and require us to pursue other forms of financing. If we are unable to find replacement financing on favorable terms, or at all, our operations could be impacted materially.
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
We require substantial capital and, in the future, may require additional capital to pursue our business objectives and achieve recurring profitability. If adequate capital is not available to us or is unavailable on favorable terms, including due to the cost and availability of funding in the capital markets, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including lending to our members, increasing our marketing expenditures to attract new members and improve our brand awareness, developing our other products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. In particular, we may require additional access to capital to support our lending operations. Volatility in the credit markets in general or in the market for student, personal and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing may increase due to market volatility, rising interest rates, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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
We operate a gain-on-sale origination model, the success of which is tied to our ability to finance the assets that we originate. Certain of our assets, however, are ineligible for sale to a whole loan buyer or securitization trust, or are ineligible for, or are subject to a lower advance rate under, warehouse funding, each of which has specific eligibility criteria for receivables it purchases or holds as collateral. Ineligible receivables include, among others, those in default or that are delinquent, receivables with defects in their origination or servicing, including fraud, or receivables generated under origination guidelines and credit policies that are no longer in effect. In addition, many of our warehouse funding sources contain excess concentration limits for loans in forbearance or with specific loan level characteristics such as time-to-maturity or loan type. Once these limits have been exceeded, the advance rate applied to those receivables becomes less advantageous to us. If we are unable to sell or reasonably fund these receivables, we are required to hold them on our consolidated balance sheet which, in sufficient volume, negatively impacts our financial condition.
In addition to the receivables described above, we also hold on our consolidated balance sheet certain risk retention assets with respect to which we have a reduced ability to receive financing. These risk retention assets include residuals from our securitization trusts that are either ineligible for transfer or are subject to European Union (“EU”) regulations. The illiquidity of these positions may negatively impact our financial condition.
SoFi Checking and Savings is a new product expected to provide us with an important source of cost efficient funding and any failure to scale the product due to our limited experience or a competitive marketplace could have a negative impact on our business, operating results and financial condition.
We expect that SoFi Checking and Savings, a deposit account product that we commenced offering in the first quarter of 2022, will provide us with an important source of deposits to use for cost effective funding of loan originations and other activities. However, revenue growth for SoFi Checking and Savings is dependent on increasing the volume of members who open an account and on growing balances in those accounts. Although the product has so far performed above expectations, there is no guarantee account openings and the amount on deposit in those accounts will continue to grow. In addition, although we have begun investing in a number of initiatives to attract new SoFi Checking and Savings accountholders and capture a greater share of our members’ savings, including offering a competitive annual percentage yield on deposits, there can be no assurance that these investments in SoFi Checking and Savings to acquire members, provide differentiated features and services and spur usage of our deposit account product will be effective. Further, developing our service offerings and marketing SoFi Checking and Savings in additional customer acquisition channels could have higher costs than anticipated, and could adversely impact our results or dilute our brand. Finally, the SoFi Checking and Savings product faces competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits which may impact the success of the product. In the event we are unable to sufficiently grow the SoFi Checking and Savings product, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans, either of which could have a negative impact on our business, operating results and financial condition. See “Fluctuations in interest rates could negatively affect the demand for our SoFi Money cash management and SoFi Checking and Savings products.”
SoFi Credit Card is a relatively new product with a limited performance history and any failure to accurately capture credit risk or to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition.
SoFi Credit Card is a relatively new product and we have limited experience originating and administering it. We began originating credit card receivables in the third quarter of 2020 (and launched the product to a broader market in the fourth quarter of 2020). The performance of the SoFi Credit Card product is significantly dependent on the ability of the credit and fraud decisioning and scoring models we use to originate the product, which includes a variety of factors, to effectively prevent fraud, evaluate an applicant’s credit profile and likelihood of default. Despite establishing a defined risk appetite and leveraging third-party stress testing of product loss forecasts, there is no assurance that our credit criteria can accurately predict repayment and loss profiles. If our criteria do not accurately prevent fraud or reflect credit risk on the SoFi Credit Card product, greater than expected losses may result and our business, operating results, financial condition and prospects could be materially and adversely affected.
In addition, the success of the SoFi Credit Card product depends on our ability to execute on our funding strategy for the resulting credit card receivables. We established a debt warehouse to finance the credit card receivables in Spring 2021. We may establish a credit card receivable securitization program in the future. There is no guarantee, however, that we will be successful in establishing a securitization program for these assets. In the event we are unable to finance our credit card receivables, we may be required to hold those assets on our consolidated balance sheet or sell them for a loss, either of which could have a negative impact on our business, operating results and financial condition.

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
As a bank holding company, we are subject to extensive supervision and regulation, including the Dodd-Frank Act and its related regulations, which are subject to change and could involve material costs or affect operations.
The Dodd-Frank Act effected significant changes to U.S. financial regulations and required rulemaking by U.S. financial regulators including adding a new Section 13 to the Bank Holding Company Act known as the Volcker Rule. The Volcker Rule generally restricts certain banking entities (such as SoFi and Social Finance) from engaging in proprietary trading activities and from having an ownership interest in or sponsoring any private equity funds or hedge funds (or certain other private issuing entities). The current activities of SoFi and Social Finance have not been and are not expected to be materially affected by the Volcker Rule. Nevertheless, we cannot predict whether, or in what form, any other proposed regulations or statutes or changes to implementing regulations will be adopted or the extent to which our business operations may be affected by any new regulation or statute. Such changes could subject our business to additional compliance burden, costs, and possibly limit the types of financial services and products we may offer.
We are also subject to the requirements in Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W, which regulate loans, extensions of credit, purchases of assets, and certain other transactions between an insured depository institution (such as SoFi Bank) and its affiliates. The statute and regulation require us to impose certain quantitative limits, collateral requirements and other restrictions on “covered transactions” between SoFi Bank and its affiliates and require all transactions be on “market terms” and conditions consistent with safe and sound banking practices.
Our compliance and risk management policies and procedures as a regulated financial services company may not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.
As a financial services company operating in the securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history in many of the products we offer, our evolving business and our rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures that serve to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations. We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Additionally, the regulatory landscape involving digital assets is constantly evolving and SoFi Digital Assets may be subject to loss of revenue, fines, penalties or loss of regulatory licenses if the SEC or any other regulators issue new regulations or interpretive guidance related to digital assets that prohibit any of our current business practices. Also, due to market volatility, it is difficult to predict how much capital we will need in the future to meet net capital requirements. Any perceived or actual breach of laws and regulations could negatively impact our business, financial condition or results of operations. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter or impair our existing or planned products and services.
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
We offer investment management services through SoFi Wealth LLC, an internet based investment adviser, and SoFi Capital Advisors, LLC, which sponsors private investment funds that invest in asset-backed securitizations. Both SoFi Wealth LLC and SoFi Capital Advisors LLC are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are subject to regulation by the SEC. SoFi Securities is an affiliated registered broker-dealer and FINRA member. We offer cash management accounts, which are brokerage products, through SoFi Securities.
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
Maintaining the required level and composition of capital may impact our ability to support business activities, meet evolving regulatory requirements and distribute capital to shareholders.
As a bank holding company, we are subject to U.S. regulatory capital and liquidity rules and requirements. These rules, among other things, establish minimum requirements to qualify as a well-capitalized institution. If we fail to maintain our status as well capitalized under the applicable regulatory capital rules, the Federal Reserve will require us to agree to a remediation plan to bring SoFi Bank back to well-capitalized status, during which restrictions may be imposed on our activities. If we were to fail to enter into or comply with such an agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist certain otherwise permissible activities.
The global Basel III capital framework for financial institutions continues to be refined and enhanced by the Basel Committee and international regulatory authorities. These rules are complex and evolving, and may require additional regulatory capital and liquidity, as well as impose additional operational and compliance costs. At this time, how the revisions will be applied in the United States is not clear or predictable. Changes to and compliance with the regulatory capital and liquidity requirements may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, cease or alter certain operations or hold highly liquid assets, which may adversely affect our results of operations.
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
As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions, changes in the volatility in financial markets (including volatility as a result of the COVID-19 pandemic and ongoing conflict in Ukraine), significant increases in the volatility or trading volume of particular securities, broad trends in business and finance, changes in the volume of securities trading generally, changes in the markets in which such transactions occur and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions can remain uncertain. A prolonged weakness in equity markets, such as a slowdown which causes a reduction in trading volume in or valuation of securities, derivatives or digital assets markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.
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
Various laws and regulations in the United States and abroad, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include money services businesses such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the Bank Secrecy Act to administrators and exchangers of convertible virtual currency, clarifying that they are money service businesses, and more specifically, money transmitters. The Bank Secrecy Act requires money services businesses (“MSBs”) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. Our subsidiary, SoFi Digital Assets, LLC, is registered with FinCEN as an MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN and the IRS, the anti-money laundering provisions of the Bank Secrecy Act and its implementing regulations applicable to MSBs.
We are also subject to economic and trade sanctions programs administered by Office of Foreign Assets Control of the U.S. Department of Treasury, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.
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
Various lawmakers, regulators and other public officials have recently made statements about our business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. On October 5, 2021, for example, SEC Chair Gensler, speaking before the U.S. House of Representatives Committee on Financial Services, reiterated his view that payment for order flow and exchange rebates may present a number of conflicts of interest. This follows the Spring 2021 House Committee on Financial Services hearings on the events surrounding the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including payment for order flow (“PFOF”) and options trading. Gary Gensler previously instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. On October 14, 2021, the SEC issued the “Staff Report on Equity and Options Market Structure Conditions in Early 2021.” In its report, the SEC concluded that “consideration should be given to whether game-like features and celebratory animations that are likely intended to create positive feedback from trading lead investors to trade more than they would otherwise,” and that “payment for order flow and the incentives it creates may cause broker-dealers to find novel ways to increase customer trading, including through the use of digital engagement practices.” In addition, on August 27, 2021, the SEC issued a request for information and comments on broker-dealer and investment adviser digital engagement practices (“DEPs”), related tools and methods, regulatory considerations, and potential approaches. In its request, the SEC noted that certain competition practices, such as PFOF, in combination with zero commissions, create incentives for firms to use DEPs to encourage frequent trading, and that these incentives may not be transparent to retail investors. The SEC noted that DEPs can potentially harm retail investors if they prompt them to engage in trading activities that may not be consistent with their investment goals or risk tolerance. Previously, on May 6, 2021, in testimony to the House Committee on Financial Services, Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading and advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. Additionally, on June 9, 2021, Chair Gensler remarked at a public conference that he had instructed the SEC staff to make recommendations for the SEC’s consideration on best execution, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. The regulatory agenda published by the SEC on October 4, 2021, identified that the SEC would be considering proposing rules in the next year to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration and certain other practices. A previous agenda also indicated that the SEC might be considering potential rules related to gamification, behavioral prompts, predictive analytics and differential marketing (although it is unclear if this will materialize).
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
Should we undertake an international expansion of our business, particularly if we commence doing business in one or more countries of the EU or the United Kingdom (the “UK”), we will be required to comply with stringent privacy and data protection laws. Within the EU, legislators have adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. Should we commence doing business in Europe, the GDPR will impose additional obligations and risk upon our business, which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.
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
If we do business in the UK, we will have to comply with both the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover.
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
In addition, a number of participants in the financial services industry have been the subject of: putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. For example, we are defendants in a putative class action in which it was alleged that we engaged in unlawful lending discrimination through policies and practices by making applicants who are conditional permanent residents or DACA holders ineligible for loans or eligible only with a co-signer who is United States citizen or lawful permanent resident. The settlement agreement was fully executed on April 18, 2022 and the plaintiffs have moved for preliminary approval of the settlement. The proposed class settlement, which contemplates an aggregate payment by SoFi in an immaterial amount, remains subject to final court review and approval, which we expect to occur in 2023. I
The current regulatory environment, increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.
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
Events beyond our control may damage our ability to maintain our platform and provide services to our members. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, such as the ongoing COVID-19 pandemic or other infectious diseases, power outages, telecommunications failures and similar events. See “ COVID-19 Pandemic Risks” for further discussion of risks related to the COVID-19 pandemic. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our members, disruptions could harm our ability to effectively run our business. Moreover, our members and customers face similar risks, which could directly or indirectly impact our business. We currently use Amazon Web Services (“AWS”) and would be unable to switch instantly to another system in the event of failure to access AWS. This means that an outage of AWS could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks and other criminal, tortious or unintentional actions could also give rise to significant disruptions to our operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and other risks may reduce demand for our products or cause our members to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to satisfy their obligations towards us. All of the foregoing could materially and adversely affect our business, results of operations and financial condition.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act, a report by management on internal control over financial reporting and an attestation of our independent registered public accounting firm will be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In accordance with the considerations pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations, beginning with our annual report on Form 10-K for the year ended December 31, 2022, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our annual reports on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.
The internal control assessment required by Section 404 of Sarbanes-Oxley has diverted internal resources and we have and may experience higher operating expenses, higher independent auditor and consulting fees in the future. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any new or revised accounting rules in the future, as necessary, we are in the process of upgrading SoFi’s legacy information technology systems; implementing additional financial and management controls, reporting systems and procedures; and hiring additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business. For example, our continuing growth and expansion in globally dispersed markets, such as our acquisition of Technisys, may place significant additional pressure on our system of internal control over financial reporting, as acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at companies we acquire. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in its financial reporting, which could negatively impact the price of our securities.

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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including interest rate risk, credit risk, deposit risk, market risk, foreign currency exchange rate risk, liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the loan purchaser. Our exposure to credit risk mainly arises from our lending activities. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We may in the future be subject to increasing foreign currency exchange rate risk with our recent acquisition of Technisys, a foreign company. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position and at the broker-dealer subsidiary level. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
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
We operate in a rapidly changing and competitive industry and our projections will be subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, our ability to attract and retain members and enterprise partnerships, and macroeconomic risks, while generating sustained revenues through the Financial Services Productivity Loop. Additionally, our business may be affected by reductions in consumer borrowing, spending and investing from time to time as a result of a number of factors, including the state of the overall economy, which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause our stock price to decline and investors to lose confidence in us.
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
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members and prospective members. We also have arrangements in place with certain third-party service providers that require us to share consumer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information/cyber security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We and third-party service providers have experienced such instances in the past and expect to continue to experience them in the future. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with the conflict in Ukraine and imposition of sanctions on Russia. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
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
•changes in interest rates and inflation;
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
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt, including in connection with acquisitions;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the ongoing COVID-19 pandemic, recessions, interest rates, inflation, local and national elections, corruption, political instability and acts of war or terrorism, including the conflict in Ukraine.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number Reference

2.1*	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2022, by and among SoFi Technologies, Inc., Technisys S.A., Atom New Delaware, Inc., Atom Merger Sub Corporation and Fortis Advisors LLC, as representative	8-K	001-39606	February 24, 2022	2.1
10.1*	Support Agreement, dated as of February 19, 2022, by and among SoFi Technologies, Inc. and the shareholders of Technisys S.A. party thereto	8-K	001-39606	February 24, 2022	10.1
10.2*	Lock-Up Agreement, dated as of February 19, 2022, by and among SoFi Technologies, Inc. and the shareholders of Technisys S.A. party thereto	8-K	001-39606	February 24, 2022	10.2
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________
*     Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
+     Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoFi Technologies, Inc.
(Registrant)

Date:	May 10, 2022	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer

SOFI TECHNOLOGIES, INC.

SUPPLEMENTAL INFORMATION

SoFi Technologies, Inc.
Unaudited Supplemental Financial Data
As a bank holding company, we are providing the following supplemental information pursuant to Subpart 1400 of Regulation S-K. Certain other information required by Subpart 1400 of Regulation S-K is presented throughout this Quarterly Report on Form 10-Q.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Rate	Average Balances(1)	Interest Income/Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,199,183	$458	0.15%	$727,258	$229	0.13%
Investments in available-for-sale securities	193,833	248	0.51	—	—	—
Loans(2)	6,921,965	114,385	6.61	4,768,375	77,222	6.48
Securitization investments	351,494	2,758	3.14	480,466	4,467	3.72
Related party receivables	—	—	—	8,994	211	9.38
Total interest-earning assets	8,666,475	117,849	5.44%	5,985,093	82,129	5.49%
Total non-interest earning assets	2,212,106			1,944,426
Total assets	$10,878,581			$7,929,519
Liabilities, Temporary Equity and Permanent Equity (Deficit)
Interest-bearing liabilities:
Demand deposits	$314,847	$273	0.35%	$—	$—	—%
Savings deposits	121,006	153	0.51	—	—	—
Time deposits	7,048	5	0.28	—	—	—
Total interest-bearing deposits	442,901	431	0.39	—	—	—
Debt(2)	4,903,418	21,027	1.72	4,257,670	32,618	3.06
Residual interests classified as debt	82,662	1,528	7.39	114,540	2,199	7.68
Total interest-bearing liabilities	5,428,981	22,986	1.69%	4,372,210	34,817	3.19%
Total noninterest-bearing liabilities	538,562			546,281
Total liabilities	$5,967,543			$4,918,491
Total temporary equity	320,374			3,173,686
Total permanent equity (deficit)	4,590,664			(162,658)
Total liabilities, temporary equity and permanent equity (deficit)	$10,878,581			$7,929,519

Net interest income(3)		$94,863			$47,312
Net interest margin(4)			4.38%			3.16%
___________________
(1)Average balances were calculated on four-month ending balances and include accrued interest.
(2)Interest income on loans measured at amortized cost includes amortization of deferred loan fees, net of deferred loan costs, of $1.6 million for the three months ended March 31, 2022. Interest expense on debt includes debt issuance and discount expense of $4.2 million and $6.0 million during the three months ended March 31, 2022 and 2021, respectively.
(3)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(4)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

Analysis of Changes in Net Interest Income
The following table presents period-over-period changes in net interest income and the extent to which the variance is attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$180	$49	$229
Investments in available-for-sale securities	248	—	248
Loans	35,588	1,575	37,163
Securitization investments	(1,012)	(697)	(1,709)
Related party receivables	—	(211)	(211)
Total interest income	$35,004	$716	$35,720

Interest expense:
Interest-bearing deposits	$431	$—	$431
Debt	2,769	(14,360)	(11,591)
Residual interests classified as debt	(589)	(82)	(671)
Total interest expense	$2,611	$(14,442)	$(11,831)
Net interest income	$32,393	$15,158	$47,551
___________________
(1)We calculate the change in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

Loan Maturity Schedule
The following table presents the maturities of our loan portfolio, as well as the separate presentation of the total amount of loans in each loan category that are due after one year that have variable rates and fixed rates:

	As of March 31, 2022(1)
($ in thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Loan Portfolio:
Student loans	$5,595	$649,882	$2,373,743	$654,292	$3,683,512
Home loans	—	—	3,548	149,674	153,222
Personal loans	60,352	2,619,123	326,888	—	3,006,363
Credit card(2)	153,830	—	—	—	153,830
Commercial and consumer banking	3,838	7,578	16,945	52,442	80,803
Total loans	$223,615	$3,276,583	$2,721,124	$856,408	$7,077,730

Loans with variable rates:
Student loans		$62,157	$99,672	$13,472	$175,301
Home loans		—	—	—	—
Personal loans		10,835	—	—	10,835
Commercial and consumer banking		4,072	12,152	48,936	65,160
Total loans		$77,064	$111,824	$62,408	$251,296

Loans with fixed rates:
Student loans		$587,725	$2,274,071	$640,820	$3,502,616
Home loans		—	3,548	149,674	153,222
Personal loans		2,608,288	326,888	—	2,935,176
Commercial and consumer banking		3,506	4,793	3,506	11,805
Total loans		$3,199,519	$2,609,300	$794,000	$6,602,819
__________________
(1)Maturities presented are based upon the contractual terms of the loans. Amounts represent unpaid principal balance of loans outstanding at period end.
(2)Due to the revolving nature of credit card loans, we report all of our credit card loans as due in one year or less.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost as of the dates indicated.

($ in thousands)	March 31, 2022	March 31, 2021
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$17,866	$171
Total loans outstanding(1)	$234,633	$14,346
Ratio(2)	7.61%	1.19%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was attributable to credit card and was reflective of both an increase in the average balance and an increase in our estimate of expected future credit losses.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost as of the dates indicated.

	March 31, 2022		March 31, 2021
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$16,500	66%	$171	100%
Commercial and consumer banking	1,366	34%	—	—%
Total	$17,866	100%	$171	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
Analysis of Charge-offs
The following table presents information regarding average loans outstanding during the period, net charge-offs during the period, and the annualized ratio of net charge-offs to average loans outstanding.

	March 31, 2022			March 31, 2021
($ in thousands)	Average Loans(1)	Net Charge-offs	Ratio	Average Loans(1)	Net Charge-offs	Ratio
Student loans	$3,846,025	$2,614	0.27%	$2,882,452	$2,400	0.33%
Home loans	175,308	—	—%	187,875	—	—%
Personal loans	2,730,842	7,111	1.04%	1,685,727	7,106	1.69%
Credit card	128,919	2,817	8.74%	8,193	2	0.10%
Commercial and consumer banking	40,871	—	—%	4,128	—	—%
Total loans	$6,921,965	$12,542	0.72%	$4,768,375	$9,508	0.80%
___________________
(1)Average balances were calculated on four-month ending balances and include accrued interest.
Deposits
Uninsured Deposits
As of March 31, 2022, the amount of uninsured deposits totaled $75.1 million. We did not have any deposits as of March 31, 2021.
The following table presents uninsured time deposits by remaining time to maturity:

($ in thousands)	March 31, 2022
Uninsured Time Deposits
3 months or less	$1,889
Over 3 months through 6 months	3,432
Over 6 months through 12 months	1,945
Over 12 months	271
Total	$7,537