Form 10-Q
period 2022-06-30
SoFi Technologies, Inc.
filed 2022-08-09
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 29, 2022 was 922,377,054 shares.

SOFI TECHNOLOGIES, INC.

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
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with Social Capital Hedosophia Holdings Corp. V (“SCH”) on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”. As a result of the Business Combination, which was completed on May 28, 2021, share and per share amounts for periods prior to the Business Combination for Social Finance, Inc. have been retroactively converted by application of the exchange ratio of 1.7428.
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
See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for information on our acquisitions.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; and macroeconomic conditions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “opportunity”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements are subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our filings with the Securities and Exchange Commission (“SEC”) and include, among other things:
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
•our ability to access sources of capital on favorable terms, if at all, including debt financing, deposits and other sources of capital to finance operations and growth;
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as increasing interest rates, inflationary pressures, counterparty risk, changing customer demand, capital markets volatility and domestic or international conflicts or disputes;
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

SoFi Technologies, Inc.

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
•our ability to realize the anticipated benefits of the Bank Merger and the Technisys Merger;
•our ability to successfully expand our operations into foreign jurisdictions, including compliance with a variety of foreign laws;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$707,302	$494,711
Restricted cash and restricted cash equivalents(1)	291,631	273,726
Investments in available-for-sale securities (amortized cost of $205,168 and $195,796, respectively)	197,933	194,907
Loans, less allowance for credit losses on loans at amortized cost of $23,178 and $7,037, respectively(1)(2)	8,212,494	6,068,884
Servicing rights	176,964	168,259
Securitization investments	288,717	374,688
Equity method investments	—	19,739
Property, equipment and software	148,744	111,873
Goodwill	1,625,375	898,527
Intangible assets	481,124	284,579
Operating lease right-of-use assets	108,736	115,191
Other assets, less allowance for credit losses of $2,720 and $2,292, respectively	431,866	171,242
Total assets	$12,670,886	$9,176,326
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Noninterest-bearing deposits	$82,801	$—
Interest-bearing deposits	2,629,463	—
Total deposits	2,712,264	—
Accounts payable, accruals and other liabilities(1)	542,336	298,164
Operating lease liabilities	131,735	138,794
Debt(1)	3,723,561	3,947,983
Residual interests classified as debt(1)	54,436	93,682
Total liabilities	7,164,332	4,478,623
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(3):
Redeemable preferred stock, $0.00 par value: 100,000,000 shares authorized; 3,234,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 922,103,100 and 828,154,462 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively(4)	92	83
Additional paid-in capital	6,583,405	5,561,831
Accumulated other comprehensive loss	(8,011)	(1,471)
Accumulated deficit	(1,389,306)	(1,183,114)
Total permanent equity	5,186,180	4,377,329
Total liabilities, temporary equity and permanent equity	$12,670,886	$9,176,326
______________
(1)Financial statement line items include amounts in consolidated variable interest entities (“VIEs”). See Note 5.
(2)As of June 30, 2022 and December 31, 2021, includes loans held for sale measured at fair value of $7,959,382 and $5,952,972, respectively.
(3)Redemption amount is $323,400 as of June 30, 2022 and December 31, 2021.
(4)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of June 30, 2022 and December 31, 2021. See Note 11 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Loans	$145,337	$79,678	$259,722	$156,899
Securitizations	2,567	3,794	5,325	8,261
Related party notes	—	—	—	211
Other	1,608	636	2,877	1,265
Total interest income	149,512	84,108	267,924	166,636
Interest expense
Securitizations and warehouses	18,599	26,250	38,505	56,058
Deposits	4,543	—	4,974	—
Corporate borrowings	3,450	1,378	6,099	6,386
Other	191	468	684	900
Total interest expense	26,783	28,096	50,262	63,344
Net interest income	122,729	56,012	217,662	103,292
Noninterest income
Loan origination and sales	144,414	109,719	302,118	220,064
Securitizations	(11,737)	(26)	(23,018)	(2,062)
Servicing	10,471	(224)	22,707	(12,333)
Technology products and solutions	81,670	44,950	141,527	90,609
Other	14,980	20,843	31,875	27,688
Total noninterest income	239,798	175,262	475,209	323,966
Total net revenue	362,527	231,274	692,871	427,258
Noninterest expense
Technology and product development	99,366	69,389	181,274	135,337
Sales and marketing	143,854	94,951	281,992	182,185
Cost of operations	79,091	60,624	149,528	118,194
General and administrative	125,829	171,216	262,334	332,913
Provision for credit losses	10,103	486	23,064	486
Total noninterest expense	458,243	396,666	898,192	769,115
Loss before income taxes	(95,716)	(165,392)	(205,321)	(341,857)
Income tax (expense) benefit	(119)	78	(871)	(1,021)
Net loss	$(95,835)	$(165,314)	$(206,192)	$(342,878)
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	(1,991)	—	(6,446)	—
Foreign currency translation adjustments, net	(56)	(266)	(94)	(346)
Total other comprehensive loss	(2,047)	(266)	(6,540)	(346)
Comprehensive loss	$(97,882)	$(165,580)	$(212,732)	$(343,224)
Loss per share (Note 16)
Loss per share – basic	$(0.12)	$(0.48)	$(0.26)	$(1.50)
Loss per share – diluted	$(0.12)	$(0.48)	$(0.26)	$(1.50)
Weighted average common stock outstanding – basic	910,046,750	365,036,365	881,608,165	241,282,003
Weighted average common stock outstanding – diluted	910,046,750	365,036,365	881,608,165	241,282,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at March 31, 2022	915,673,855	$91	$6,509,643	$(5,964)	$(1,293,471)	$5,210,299	3,234,000	$320,374
Share-based compensation expense	—	—	85,902	—	—	85,902	—	—
Vesting of RSUs	6,360,894	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(318,764)	—	(2,253)	—	—	(2,253)	—	—
Exercise of common stock options	387,115	—	193	—	—	193	—	—
Redeemable preferred stock dividends	—	—	(10,079)	—	—	(10,079)	—	—
Net loss	—	—	—	—	(95,835)	(95,835)	—	—
Other comprehensive loss, net of taxes	—	—	—	(2,047)	—	(2,047)	—	—
Balance at June 30, 2022	922,103,100	$92	$6,583,405	$(8,011)	$(1,389,306)	$5,186,180	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	828,154,462	$83	$5,561,831	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
Share-based compensation expense	—	—	167,519	—	—	167,519	—	—
Vesting of RSUs	11,312,098	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(662,462)	—	(5,846)	—	—	(5,846)	—	—
Exercise of common stock options	1,442,890	—	2,060	—	—	2,060	—	—
Issuance of common stock in acquisition	81,856,112	8	875,034	—	—	875,042	—	—
Vested awards assumed in acquisition	—	—	2,855	—	—	2,855	—	—
Redeemable preferred stock dividends	—	—	(20,047)	—	—	(20,047)	—	—
Net loss	—	—	—	—	(206,192)	(206,192)	—	—
Other comprehensive loss, net of taxes	—	—	—	(6,540)	—	(6,540)	—	—
Balance at June 30, 2022	922,103,100	$92	$6,583,405	$(8,011)	$(1,389,306)	$5,186,180	3,234,000	$320,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Continued)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at March 31, 2021	119,018,914	$—	$583,349	$(246)	$(876,741)	$(293,638)	469,150,522	$3,173,686
Share-based compensation expense	—	—	52,154	—	—	52,154	—	—
Vesting of RSUs	291,264	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(134,008)	—	(2,614)	—	—	(2,614)	—	—
Exercise of common stock options	523,956	—	741	—	—	741	—	—
Redeemable preferred stock dividends	—	—	(10,079)	—	—	(10,079)	—	—
Issuance of contingently issuable stock	1,281,132	—	—	—	—	—	—	—
Cancellation of redeemable preferred stock related to a business combination	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	(15,000,000)	(150,000)
Change in par for historical SoFi common stock	—	12	(12)	—	—	—	—	—
Net loss	—	—	—	—	(165,314)	(165,314)	—	—
Other comprehensive loss, net of taxes	—	—	—	(266)	—	(266)	—	—
Balance at June 30, 2021	794,692,813	$79	$5,249,878	$(512)	$(1,042,055)	$4,207,390	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	115,084,358	$—	$579,228	$(166)	$(699,177)	$(120,115)	469,150,522	$3,173,686
Share-based compensation expense	—	—	89,608	—	—	89,608	—	—
Vesting of RSUs	3,945,698	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,533,724)	—	(28,603)	—	—	(28,603)	—	—
Exercise of common stock options	2,203,794	—	3,365	—	—	3,365	—	—
Redeemable preferred stock dividends	—	—	(20,047)	—	—	(20,047)	—	—
Issuance of contingently issuable stock	1,281,132	—	—	—	—	—	—	—
Cancellation of redeemable preferred stock related to a business combination	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	(15,000,000)	(150,000)
Change in par for historical SoFi common stock	—	12	(12)	—	—	—	—	—
Net loss	—	—	—	—	(342,878)	(342,878)	—	—
Other comprehensive loss, net of taxes	—	—	—	(346)	—	(346)	—	—
Balance at June 30, 2021	794,692,813	$79	$5,249,878	$(512)	$(1,042,055)	$4,207,390	3,234,000	$320,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(206,192)	$(342,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,754	50,966
Deferred debt issuance and discount expense	8,118	11,450
Share-based compensation expense	157,163	89,608
Deferred income taxes	(2,319)	637
Fair value changes in residual interests classified as debt	5,625	13,668
Fair value changes in securitization investments	9,981	(5,502)
Fair value changes in warrant liabilities	—	160,909
Fair value adjustment to related party notes receivable	—	(169)
Other	29,929	(3,937)
Changes in operating assets and liabilities:
Originations and purchases of loans	(6,875,281)	(5,749,363)
Proceeds from sales and repayments of loans	4,846,705	5,848,655
Other changes in loans	22,166	5,231
Servicing assets	(8,705)	(10,170)
Related party notes receivable interest income	—	1,399
Other assets	(49,569)	(21,752)
Accounts payable, accruals and other liabilities	36,902	33,856
Net cash provided by (used in) operating activities	$(1,956,723)	$82,608
Investing activities
Purchases of property, equipment, software and intangible assets	$(50,028)	$(26,808)
Purchases of available-for-sale investments	(44,974)	—
Proceeds from sales of available-for-sale investments	23,497	—
Proceeds from maturities and paydowns of available-for-sale investments	13,906	—
Changes in loans, net	(81,850)	—
Proceeds from non-securitization investments	—	107,534
Proceeds from securitization investments	75,991	141,920
Acquisition of businesses, net of cash acquired	58,540	—
Proceeds from repayment of related party notes receivable	—	16,693
Net cash provided by (used in) investing activities	$(4,918)	$239,339
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Financing activities
Proceeds from debt issuances	$4,710,980	$3,849,645
Repayment of debt	(4,986,952)	(6,355,653)
Payment of debt issuance costs	(3,976)	(4,520)
Net change in deposits	2,496,253	—
Taxes paid related to net share settlement of share-based awards	(5,846)	(28,603)
Proceeds from stock option exercises	2,060	3,365
Payment of redeemable preferred stock dividends	(20,047)	(20,047)
Finance lease principal payments	(241)	(278)
Purchases of common stock	—	(526)
Redemptions of redeemable common and preferred stock	—	(282,859)
Proceeds from Business Combination and PIPE Investment	—	1,989,851
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	(26,951)
Net cash provided by (used in) financing activities	$2,192,231	$(876,576)
Effect of exchange rates on cash and cash equivalents	(94)	(346)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$230,496	$(554,975)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	768,437	1,323,428
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$998,933	$768,453

Reconciliation to amounts on unaudited condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$707,302	$461,920
Restricted cash and restricted cash equivalents	291,631	306,533
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$998,933	$768,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental non-cash investing and financing activities
Issuance of common stock in acquisition	$875,042	$—
Vested awards assumed in acquisition	2,855	—
Loans received in acquisition	84,485	—
Debt assumed in acquisition	2,000	—
Deposits assumed in acquisition	158,016	—
Deposits credited but not yet received in cash	57,995	—
Available-for-sale securities received in acquisition	10,014	—
Property, equipment and software received in acquisition	3,192	—
Non-cash loan reduction	886	—
Share-based compensation capitalized related to internally-developed software	10,356	—
Non-cash property, equipment, software and intangible asset additions	191	896
Deferred debt issuance costs accrued but unpaid	163	550
Securitization investments acquired via loan transfers	—	47,265
Costs directly attributable to the issuance of common stock paid in 2020	—	588
Reduction to temporary equity associated with purchase price adjustments	—	743
Warrant liabilities recognized in conjunction with the Business Combination	—	200,250
Series H warrant liabilities conversion to common stock warrants	—	39,959
Conversion of temporary equity into permanent equity in conjunction with the Business Combination	—	2,702,569

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
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with Social Capital Hedosophia Holdings Corp. V (“SCH”) on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination.”
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
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending strategy to offer home loans, personal loans and credit cards. The Company has also developed non-lending financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform-as-a-service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, through its acquisition of Golden Pacific Bancorp, Inc., and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through its acquisition of Technisys S.A., allowing the Company to expand its technology platform services to a broader international market. For additional information on our recent business combinations, see Note 2. For additional information on our reportable segments, see Note 17.
Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts were eliminated in consolidation. The unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the SEC. We condensed or omitted certain notes and other financial information from the interim financial statements presented herein. The financial data and other information disclosed in these Notes to Unaudited Condensed Consolidated Financial Statements related to the three and six months ended June 30, 2022 and 2021 are unaudited and should be read in conjunction with the annual consolidated statements included in our annual filing on Form 10-K filed with the SEC on March 1, 2022. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. In our unaudited condensed consolidated statements of operations and comprehensive income (loss), we renamed the financial statement line item for noninterest income—technology platform fees to noninterest income—technology products and solutions to accommodate noninterest income earned from Technisys, which we acquired in the first quarter of 2022. See Note 1 for our presentation of disaggregated revenue and Note 2 for our discussion of business combinations.

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
Loans
Our loan portfolio consists of (i) personal loans, student loans and home loans, which are held for sale and measured at fair value, and (ii) credit card loans, and commercial and consumer banking loans, which are measured at amortized cost. The commercial and consumer banking portfolio is primarily inclusive of commercial real estate loans, commercial and industrial loans and residential real estate and other consumer loans.
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
Loans Measured at Amortized Cost
For our loans measured at amortized cost, direct loan origination costs are deferred and amortized on a straight-line basis over the privilege period (12 months) for credit card loans and amortized using the effective interest method over the contractual term of the loans for commercial and consumer banking loans, within interest income—loans in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
June 30, 2022, we amortized $2,088 and $3,685, respectively, of deferred costs into interest income and had a remaining balance of deferred costs of $4,600 as of June 30, 2022.
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
Allowance for Credit Losses
As of June 30, 2022, we applied ASC 326, Financial Instruments—Credit Losses (“ASC 326”), to the following: (i) cash equivalents and restricted cash equivalents, (ii) accounts receivable from contracts with customers, inclusive of servicing related receivables, (iii) margin receivables, which were attributable to our activities at 8 Limited, (iv) certain loan repurchase reserves representing guarantees of credit exposure, (v) loans measured at amortized cost, including credit card, and commercial and consumer banking loans acquired during the first quarter of 2022, and (vi) investments in available-for-sale debt securities. Our approaches to measuring the allowance for credit losses are disclosed in our Annual Report on Form 10-K.
See Note 7 for a rollforward of the allowance for credit losses.
Investments in Available-For-Sale Debt Securities
An allowance for credit losses on our investments in available-for-sale (“AFS”) debt securities is required for any portion of impaired securities that is attributable to credit-related factors. As of June 30, 2022, we concluded that the credit-related impairment was immaterial. We did not recognize an allowance for credit losses on impaired investments in AFS debt securities as of June 30, 2022.
Investments in Equity Securities
Our investments in equity securities consist of investments for which fair values are not readily determinable, which we elect to measure using the alternative method of accounting, under which they are measured at cost less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers. Our investments in equity securities are presented within other assets in our unaudited condensed consolidated balance sheets. Adjustments to the carrying values of our investments in equity securities, such as impairments and unrealized gains, are recognized within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Restricted Investments
Subsequent to operating SoFi Bank, we have investments in Federal Reserve Bank (“FRB”) stock and Federal Home Loan Bank (“FHLB”) stock, which are restricted investment securities that are not marketable. These investments are presented within other assets in our unaudited condensed consolidated balance sheets and are carried at cost and reviewed for impairment if indicators of impairment exist at the reporting date.
Equity Method Investments
In August 2021, we purchased a 5% interest in Lower Holding Company (“Lower”) for $20,000 and were granted a seat on Lower’s board of directors. We accounted for the investment under the equity method of accounting. The investment was not deemed to be significant under either Regulation S-X, Rule 3-09 or Rule 4-08(g).
In January 2022, we relinquished our seat on Lower’s board of directors, and have no further rights to a seat on Lower’s board of directors. As such, we no longer have significant influence over the investee, and we ceased recognizing Lower equity investment income subsequent to that date. Our equity method investment income for the six months ended June 30, 2022 was immaterial. Additionally, we did not receive any distributions during the six months ended June 30, 2022. As of June 30, 2022, our investment was presented within other assets in the unaudited condensed consolidated balance sheets and was measured using the measurement alternative method of accounting, which is further discussed in Note 8.
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
The following table presents a detail of interest-bearing deposits as of the date indicated:

June 30, 2022
Interest-bearing deposits:
Demand deposits(1)	$1,561,339
Savings deposits(1)	1,049,650
Time deposits	18,474
Total interest-bearing deposits	$2,629,463
_____________________
(1) For deposit liabilities with no defined maturities, the fair value of the liabilities reflects the amount payable on demand at the reporting date.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of June 30, 2022, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $10,969. As of June 30, 2022, future maturities of our total time deposits were as follows:

Remainder of 2022	$13,842
2023	3,565
2024	654
2025	30
2026	281
Thereafter	102
Total	$18,474
Derivative Financial Instruments
The following table presents the gains (losses) recognized on our derivative instruments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative contracts to manage future loan sale execution risk(1)	$69,535	$(13,937)	$230,142	$22,134
Derivative contracts to manage securitization investment interest rate risk(1)(2)	2,749	—	9,068	—
Interest rate lock commitments (“IRLCs”)(1)	4,159	642	(2,639)	(7,860)
Interest rate caps(1)	(903)	—	(3,027)	—
Purchase price earn-out(1)	211	—	1,042	—
Third-party warrants(3)	(244)	—	(169)	—
Total	$75,507	$(13,295)	$234,417	$14,274
_____________________
(1) Recorded within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
(2) Represents derivative instruments utilized to manage interest rate risk associated with certain of our securitization investments.
(3) For the three and six months ended June 30, 2022, includes $(461) and $(603), respectively, recorded within noninterest income—other and $217 and $434, respectively, recorded within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss), the latter of which represents the amortization of a deferred liability recognized at the initial fair value of the third party warrants acquired of $964, as we are also a customer of the third party.
The following table presents information about derivative instruments subject to enforceable master netting arrangements as of the dates indicated:

	June 30, 2022		December 31, 2021
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$—	$(21,762)	$5,444	$—
Interest rate caps	—	(3,695)	—	(668)
Home loan pipeline hedges	2,243	(259)	117	(313)
Total, gross	$2,243	$(25,716)	$5,561	$(981)
Derivative netting	(1,371)	1,371	(117)	117
Total, net(1)	$872	$(24,345)	$5,444	$(864)
_____________________
(1) As of June 30, 2022 and December 31, 2021, we had a cash collateral requirement of $21,762 and $299, respectively, related to these instruments.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amounts of derivative contracts outstanding as of the dates indicated:

	June 30, 2022	December 31, 2021
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$5,360,000	$4,210,000
Home loan pipeline hedges	326,000	421,000
Interest rate caps	405,000	405,000
Interest rate swaps(1)	310,000	—
IRLCs(2)	314,096	357,529
Interest rate caps(3)	405,000	405,000
Total	$7,120,096	$5,798,529
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
Safeguarding Asset and Liability
Through our SoFi Invest product (via our wholly-owned subsidiary, SoFi Digital Assets, LLC, a licensed money transmitter), our members can invest in digital assets. We engage third parties to provide custodial services for our digital assets offering, which includes holding the cryptographic key information and working to protect the digital assets from loss or theft. The third-party custodians hold digital assets as custodial assets in an account in SoFi’s name for the benefit of our members. We maintain the internal recordkeeping of our members’ digital assets, including the amount and type of digital assets owned by each of our members in the custodial accounts. We currently utilize two third-party custodians. Therefore, we have concentration risk in the event the custodian is not able to perform in accordance with our agreement.
In accordance with Staff Accounting Bulletin No. 121 (“SAB 121”), which is further discussed under “Recently Adopted Accounting Standards” in this Note 1, we recognize a digital assets safeguarding liability within accounts payable, accruals and other liabilities in our unaudited condensed consolidated balance sheets reflecting our obligation to safeguard the digital assets held by third-party custodians for the benefit of our members. We also recognize a corresponding safeguarding asset within other assets in our unaudited condensed consolidated balance sheets. The safeguarding liability and corresponding safeguarding asset are measured and recorded at the fair value of the digital assets held by the custodians at each reporting date, as measured in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Subsequent changes to the fair value measure are reflected as equal and offsetting adjustments to the carrying values of the safeguarding liability and corresponding safeguarding asset. We evaluate any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may affect the measurement of the safeguarding asset, which would be reflected in our results of operations in the period the loss occurs. Measurement changes do not impact our unaudited condensed consolidated statements of operations and comprehensive income (loss) unless such a loss event is identified. As of June 30, 2022, we did not identify any loss events. See Note 8 for additional information on the fair value measurement of the safeguarding liability and corresponding safeguarding asset.
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
Technology Products and Solutions
We earn fees for providing an integrated platform as a service for financial and non-financial institutions. Within our technology products and solutions fee arrangements, certain contracts contain a provision for a fixed, upfront implementation fee related to setup activities, which represents an advance payment for future technology platform services. In these arrangements, our implementation fees are recognized ratably over the contract life, as we consider the implementation fee partially earned each month that we meet our performance obligation over the life of the contract.
Commencing in March 2022 with the Technisys Merger, we earn subscription and service fees for providing software licenses and associated services. Software license and service arrangements comprise one or more software licenses, implementation, maintenance, and other software-related services. We recognize revenue related to software licenses upon delivery of the license, as we consider the license to be satisfied at a point in time. Software is considered delivered when control passes to the customer following the user-acceptance testing period.
We charge a recurring subscription fee for the software license and related maintenance services. Other software-related services are billed on a periodic basis as the services are provided. Certain arrangements for software and related services contain a provision for a fixed upfront payment, which in some cases may provide a material right to the customer with respect to the start and renewal of the subscription. Fees charged are part of the transaction price and are allocated to the performance obligations on a relative standalone selling price basis, as follows:
•The standalone selling price of maintenance varies in proportion with the standalone selling price of the underlying license. We allocate the subscription fee between the license and maintenance based upon this proportion. We recognize the maintenance fees ratably over the maintenance period, as we stand ready to provide maintenance services during the period.
•Non-maintenance software-related services fees are recognized over the period during which the services are provided, as we consider these services to be satisfied over time. We use an input model based on hours incurred to provide the services, which directly correspond with the value to which the customer is entitled.
•If a contract contains a substantive upfront payment that creates a material right to subscribe or renew a subscription, the upfront payment is allocated to the material right and is recognized over the period of benefit associated with the right to subscribe or renew a subscription, typically the product life.
We had deferred revenues of $7,602 and $2,553 as of June 30, 2022 and December 31, 2021, respectively, which are presented within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2022, we recognized revenue of $1,989 and $2,774, respectively, associated with deferred revenues within noninterest income—technology products and solutions in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2021, we recognized revenue of $182 and $338, respectively, associated with deferred revenues.
Sales commissions: Capitalized sales commissions presented within other assets in the unaudited condensed consolidated balance sheets, which are incurred in connection with obtaining our technology products and solutions, were $1,087 and $678 as of June 30, 2022 and December 31, 2021, respectively. Additionally, we incur ongoing monthly commissions, which are expensed as incurred, as the benefit of such sales efforts are realized only in the period in which the commissions are earned. During the three and six months ended June 30, 2022, commissions recorded within noninterest expense—sales and marketing in the unaudited condensed consolidated statements of operations and comprehensive income (loss) were $1,096 and $2,217, respectively, of which $107 and $189, respectively, represented amortization of capitalized sales

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
commissions. During the three and six months ended June 30, 2021, commissions were $961 and $1,770, respectively, of which $79 and $143, respectively, represented amortization of capitalized sales commissions.
Referrals
We earn specified referral fees in connection with referral activities we facilitate through our platform. This arrangement contains variable consideration that is constrained due to the potential reversal of referral fulfillment fees. We recognize a liability within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets for the estimated referral fulfillment fee penalty, which represents the amount of consideration received that we estimate will reverse. The liability was $522 and $118 as of June 30, 2022 and December 31, 2021, respectively.
Contract Balances
As of June 30, 2022 and December 31, 2021, accounts receivable, net associated with revenue from contracts with customers were $60,562 and $33,748, respectively, which were reported within other assets in the unaudited condensed consolidated balance sheets. The increase in contract balances during the current period includes the effect of the Technisys Merger, which contributed $18,192 to the balance as of June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Financial Services
Referrals	$8,805	$3,140	$16,573	$5,394
Brokerage	4,156	7,054	8,886	11,666
Payment network	3,007	1,473	7,293	2,675
Equity capital markets services	—	1,760	—	1,760
Enterprise services	225	2,696	428	2,754
Total	$16,193	$16,123	$33,180	$24,249
Technology Platform
Technology services	$81,111	$44,950	$140,268	$90,609
Software licenses	558	—	1,258	—
Payment network	558	379	736	821
Total	$82,227	$45,329	$142,262	$91,430
Total Revenue from Contracts with Customers
Technology services	$81,111	$44,950	$140,268	$90,609
Software licenses	558	—	1,258	—
Referrals	8,805	3,140	16,573	5,394
Brokerage	4,156	7,054	8,886	11,666
Payment network	3,565	1,852	8,029	3,496
Equity capital markets services	—	1,760	—	1,760
Enterprise services	225	2,696	428	2,754
Total	$98,420	$61,452	$175,442	$115,679

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Recently Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, rather than at fair value. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We early adopted the standard effective January 1, 2022 and applied its provisions to our acquisitions in 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2022, the SEC released SAB 121, which provides interpretive guidance for an entity to consider when it has obligations to safeguard crypto-assets held for its platform users, whether directly or through an agent or another third party acting on its behalf. SAB 121 requires an entity to record a liability to reflect its obligation to safeguard the crypto-assets, as well as a corresponding safeguarding asset, both of which should be measured at the fair value of the crypto-assets being safeguarded for the entity’s users. Entities should evaluate any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may affect the measurement of the asset. SAB 121 also requires financial statement disclosure, including the nature and amount of crypto-assets that the entity holds for its users, any vulnerabilities that may arise as a result of any concentration in crypto-assets, and information about who is responsible for the record-keeping of the crypto-assets, the holding of the cryptographic keys and safeguarding the crypto-assets, among other disclosure considerations. Disclosures must also be made in accordance with ASC 820. SAB 121 was effective for us for the interim period ending June 30, 2022. We applied the guidance through retrospective application as of January 1, 2022, at which time the value of our members’ digital assets was $266,014. As of June 30, 2022, the adoption date, the value of our members’ digital assets was $112,010, which is reflected as a digital assets safeguarding liability and corresponding digital assets safeguarding asset within accounts payable, accruals and other liabilities and other assets, respectively, in our unaudited condensed consolidated balance sheets. Our application of this guidance did not impact our results of operations. We also enhanced our disclosures around our digital assets arrangements and our role in safeguarding them. See Note 1 and Note 8 for the applicable disclosures.
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

SoFi Technologies, Inc.

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
A portion of the total cash purchase consideration ($0.6 million) was held back by the Company to satisfy any indemnification or certain other obligations (“Holdback Amount”), as certain legal proceedings with which Golden Pacific is involved as a plaintiff were not resolved at the time the Bank Merger closed. The Holdback Amount will be used for further financing or costs incurred associated with the litigation, which we began incurring during the second quarter of 2022, and the remaining amount upon resolution of the litigation, if any, will be released to the Golden Pacific shareholders. Additionally, we held back a $3.3 million payable to a dissenting Golden Pacific shareholder pending resolution of the shareholder’s appraisal claim, which could possibly result in a lower or higher amount paid to the dissenting shareholder once a ruling is made regarding the appraisal claim.
The Bank Merger was accounted for as a business combination. The preliminary purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which were measured in accordance with the principles outlined in ASC 820. The excess of the total purchase consideration over the fair value of the net assets acquired of $11.2 million was allocated to goodwill, none of which is expected to be deductible for tax purposes, and which is allocated to our Financial Services segment. Goodwill is primarily attributable to the expected benefits of operating a national bank. The results of operations of Golden Pacific are included in SoFi’s consolidated financial statements as of and for the three and six months ended June 30, 2022. As the acquisition was not determined to be a significant acquisition under ASC 805, Business Combinations, we are not disclosing the pro forma impact of this acquisition to the results of operations in our interim and annual filings with the SEC.
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

SoFi Technologies, Inc.

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
___________________
(1) Reflects the shares of SoFi common stock issued upon closing the acquisition of 81,856,112, inclusive of 6,903,663 shares held in escrow, multiplied by the closing stock price of SoFi common stock on the closing date of the Technisys Merger. As of June 30, 2022, the purchase price allocation process for Technisys was not finalized, as further discussed below.
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
(3) We made payments of $14,773 and $17,641 related to this component of purchase consideration during the three and six months ended June 30, 2022, respectively.
As of June 30, 2022, the equity component of the total purchase consideration remained subject to further adjustment, pending final agreement regarding a closing net working capital calculation specified in the merger agreement. Any further adjustment to the equity consideration, which may increase or decrease by up to 598,068 shares, would similarly impact the carrying value of recognized goodwill, but would not impact the estimated fair values of the assets acquired and liabilities assumed in conjunction with the transaction.
The following table presents the allocation of the preliminary total purchase consideration to the estimated fair values of the identified assets acquired and liabilities assumed of Technisys as of the date of acquisition, as well as measurement period adjustments reflected in the second quarter of 2022, which also impacted the amount of goodwill:

	Preliminary Purchase Price Allocation	Measurement Period Adjustments(1)	Updated Purchase Price Allocation
Assets acquired
Cash and cash equivalents	$25,710	$—	$25,710
Accounts receivable(2)	15,354	(2,303)	13,051
Intangible assets(3)	239,000	—	239,000
Operating lease right-of-use (“ROU”) assets	587	—	587
Other assets	1,011	2,361	3,372
Total identifiable assets acquired	281,662	58	281,720
Liabilities assumed
Accounts payable, accruals and other liabilities	16,462	7,500	23,962
Operating lease liabilities	587	—	587
Deferred income taxes(4)	55,104	2,239	57,343
Total liabilities assumed	72,153	9,739	81,892
Total identified net assets acquired	209,509	(9,681)	199,828
Goodwill(5)	705,920	9,681	715,601
Total consideration	$915,429	$—	$915,429
_________________
(1)The measurement period adjustments did not have a significant impact on our results of operations. The adjustment to accounts payable, accruals and other liabilities includes a tax payable adjustment of $6,548.
(2)Included accounts receivable and unbilled revenue with a gross contractual amount of $15,407. At the date of acquisition, the Company expected $2,356 to be uncollectible.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(3)Intangible assets consist of finite-lived intangible assets, as follows:

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
(4)The deferred tax liabilities recognized in the acquisition were primarily related to the acquired intangible assets, in which the acquiree had a significantly lower tax basis compared to the fair value.
(5)The excess of the total purchase consideration over the fair value of the identified net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. The goodwill is subject to additional changes based on the outcome of the net working capital calculation referenced earlier in this footnote. Goodwill is primarily attributable to expected growth opportunities at Technisys, and secondarily attributable to the expected synergies from leveraging the Technisys technology to enhance and expand Galileo’s product offerings and operations, as well as expand its market reach. As such, all of the goodwill is allocated to the Technology Platform segment.
The Company incurred total acquisition-related costs related to the Technisys Merger of $20.6 million, of which $3.3 million were incurred during the year ended December 31, 2021, and $17.3 million were incurred during the six months ended June 30, 2022, which were presented within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
From the date of acquisition through June 30, 2022, the acquired results of operations for Technisys contributed total net revenue of $26.5 million and net loss of $9.4 million to the Company’s consolidated results, which was inclusive of amortization expense recognized on the acquired intangible assets.
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for the three months ended June 30, 2021, and six months ended June 30, 2022 and 2021 as if the business combination had occurred on January 1, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
Total net revenue	$248,149	$703,775	$457,252
Net loss	(172,431)	(197,369)	(373,368)
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

SoFi Technologies, Inc.

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
Goodwill
A rollforward of our goodwill balance is presented below as of the date indicated:

June 30, 2022
Beginning balance	$898,527
Less: accumulated impairment	—
Beginning balance, net	898,527
Additional goodwill recognized(1)	726,848
Ending balance(2)	$1,625,375
_____________________
(1) The additional goodwill recognized as of June 30, 2022 includes $715,601 related to the Technisys Merger (inclusive of a measurement period adjustment in the second quarter of 2022) and $11,247 related to the Bank Merger.
(2) As of June 30, 2022, we had goodwill attributable to the following reportable segments: $1,588,216 to Technology Platform and $37,159 to Financial Services.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 3. Investments in AFS Debt Securities
In the third quarter of 2021, we began investing in debt securities. As of June 30, 2022 and December 31, 2021, all of our investments in debt securities were classified as available-for-sale. During the first quarter of 2022, we acquired additional investments in AFS debt securities with the Bank Merger. The following table presents our investments in AFS debt securities as of the dates indicated:

	June 30, 2022
	Amortized Cost(1)	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
Investments in AFS debt securities(3):
U.S. Treasury securities	$121,284	$151	$—	$(3,249)	$118,186
Multinational securities(4)	19,785	109	—	(692)	19,202
Corporate bonds	42,125	256	—	(2,477)	39,904
Agency mortgage-backed securities	9,650	24	—	(731)	8,943
Other asset-backed securities	9,583	5	—	(466)	9,122
Other(5)	2,741	21	—	(186)	2,576
Total investments in AFS debt securities	$205,168	$566	$—	$(7,801)	$197,933

	December 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
Investments in AFS debt securities(3):
U.S. Treasury securities	$103,014	$73	$—	$(584)	$102,503
Multinational securities(4)	19,911	109	—	(154)	19,866
Corporate bonds	39,894	235	—	(480)	39,649
Agency TBA(6)	7,457	13	4	(8)	7,466
Agency mortgage-backed securities	4,153	14	—	(31)	4,136
Other asset-backed securities	9,610	5	—	(91)	9,524
Commercial paper	9,939	—	—	—	9,939
Other(5)	1,818	13	—	(7)	1,824
Total investments in AFS debt securities	$195,796	$462	$4	$(1,355)	$194,907
_____________________
(1) Amortized cost basis reflects the amortization of premiums of $186 and $477 during the three and six months ended June 30, 2022, respectively.
(2) As of June 30, 2022 and December 31, 2021, we determined that our unrealized loss positions related to credit losses were immaterial. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis. Further, no such investments have been in a continuous unrealized loss position for more than 12 months.
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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity as of the date indicated:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
June 30, 2022
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$45,021	$76,263	$—	$—	$121,284
Multinational securities	3,942	15,843	—	—	19,785
Corporate bonds	328	38,441	3,356	—	42,125
Agency mortgage-backed securities	—	104	678	8,868	9,650
Other asset-backed securities	—	7,600	1,983	—	9,583
Other	600	1,207	—	934	2,741
Total investments in AFS debt securities	$49,891	$139,458	$6,017	$9,802	$205,168
Weighted average yield for investments in AFS debt securities(1)	(1.19)%	(4.49)%	(4.73)%	(22.78)%	(4.57)%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$43,986	$74,049	$—	$—	$118,035
Multinational securities	3,841	15,252	—	—	19,093
Corporate bonds	318	36,158	3,172	—	39,648
Agency mortgage-backed securities	—	98	630	8,191	8,919
Other asset-backed securities	—	7,224	1,893	—	9,117
Other	598	1,174	—	783	2,555
Total investments in AFS debt securities	$48,743	$133,955	$5,695	$8,974	$197,367
_____________________
(1) The weighted average yield represents the effective yield for the investment securities and is computed based on the amortized cost of each security as of June 30, 2022.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $566 as of June 30, 2022.

The following table presents the gross proceeds and gross realized gains and losses from sales, maturities and paydowns of our investments in AFS debt securities during the three and six months ended June 30, 2022. Realized gains and losses are presented within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no transfers between classifications of our investments in AFS debt securities during the periods presented.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Investments in AFS debt securities
Gross realized gains included in earnings	$—	$—
Gross realized losses included in earnings	(124)	(285)
Net realized losses	(124)	(285)
Gross proceeds from sales, maturities and paydowns(1)	$7,788	$37,403
_____________________
(1) Proceeds from maturities and paydowns of investments in AFS debt securities during the three and six months ended June 30, 2022 were $1,942 and $13,906, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
See Note 11 for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”).
Note 4. Loans
As of June 30, 2022, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value under the fair value option election, and loans measured at amortized cost, including credit card, and commercial and consumer banking loans. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable, as of the dates indicated:

	June 30,	December 31,
	2022	2021
Loans at fair value
Securitized student loans	$466,865	$574,328
Securitized personal loans	132,133	234,576
Student loans	3,247,510	2,876,509
Home loans	135,262	212,709
Personal loans	3,977,612	2,054,850
Total loans at fair value	7,959,382	5,952,972
Loans at amortized cost(1)
Credit card	173,867	115,912
Commercial and consumer banking:
Commercial real estate	67,742	—
Commercial and industrial	8,097	—
Residential real estate and other consumer	3,406	—
Total commercial and consumer banking	79,245	—
Total loans at amortized cost	253,112	115,912
Total loans	$8,212,494	$6,068,884
_____________________
(1) Amounts are presented net of the allowance for credit losses. See Note 1 for additional information on our loans at amortized cost as it pertains to the allowance for credit losses pursuant to ASC 326.
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans measured at fair value on a recurring basis as of the dates indicated:

	Student Loans	Home Loans	Personal Loans	Total
June 30, 2022
Unpaid principal(1)	$3,657,693	$142,118	$3,943,768	$7,743,579
Accumulated interest	9,601	159	23,055	32,815
Cumulative fair value adjustments(1)	47,081	(7,015)	142,922	182,988
Total fair value of loans	$3,714,375	$135,262	$4,109,745	$7,959,382
December 31, 2021
Unpaid principal(1)	$3,356,344	$210,111	$2,188,773	$5,755,228
Accumulated interest	9,990	190	12,310	22,490
Cumulative fair value adjustments(1)	84,503	2,408	88,343	175,254
Total fair value of loans	$3,450,837	$212,709	$2,289,426	$5,952,972
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

	Student Loans	Personal Loans	Total
June 30, 2022
Unpaid principal	$1,372	$8,260	$9,632
Accumulated interest	18	304	322
Cumulative fair value adjustments	(733)	(7,266)	(7,999)
Fair value of loans 90 days or more delinquent	$657	$1,298	$1,955
December 31, 2021
Unpaid principal	$1,589	$4,765	$6,354
Accumulated interest	32	149	181
Cumulative fair value adjustments	(865)	(4,189)	(5,054)
Fair value of loans 90 days or more delinquent	$756	$725	$1,481

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our loans measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended June 30, 2022
Fair value as of March 31, 2022	$3,737,439	$146,658	$3,118,788	$7,002,885
Origination of loans	398,722	332,047	2,471,849	3,202,618
Principal payments	(167,049)	(701)	(461,178)	(628,928)
Sales of loans	(259,690)	(342,780)	(1,123,898)	(1,726,368)
Purchases(1)	5,274	330	67,189	72,793
Change in accumulated interest	(139)	(23)	5,162	5,000
Change in fair value(2)	(182)	(269)	31,833	31,382
Fair value as of June 30, 2022	$3,714,375	$135,262	$4,109,745	$7,959,382

Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$2,666,793	$231,903	$1,573,908	$4,472,604
Origination of loans	859,497	792,228	1,294,384	2,946,109
Principal payments	(235,889)	(1,280)	(247,808)	(484,977)
Sales of loans	(610,941)	(841,642)	(970,135)	(2,422,718)
Purchases(1)	44,779	422	103,538	148,739
Change in accumulated interest	(403)	17	(153)	(539)
Change in fair value(2)	15,657	665	9,808	26,130
Fair value as of June 30, 2021	$2,739,493	$182,313	$1,763,542	$4,685,348

Six Months Ended June 30, 2022
Fair value as of January 1, 2022	$3,450,837	$212,709	$2,289,426	$5,952,972
Origination of loans	1,382,526	644,430	4,497,853	6,524,809
Principal payments	(394,164)	(5,101)	(833,632)	(1,232,897)
Sales of loans	(803,840)	(708,150)	(2,101,818)	(3,613,808)
Purchases(1)	121,707	828	227,937	350,472
Change in accumulated interest	(389)	(31)	10,745	10,325
Change in fair value(2)	(42,302)	(9,423)	19,234	(32,491)
Fair value as of June 30, 2022	$3,714,375	$135,262	$4,109,745	$7,959,382

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$2,866,459	$179,689	$1,812,920	$4,859,068
Origination of loans	1,864,182	1,527,832	2,100,073	5,492,087
Principal payments	(486,108)	(2,759)	(506,007)	(994,874)
Sales of loans	(1,547,101)	(1,519,208)	(1,749,576)	(4,815,885)
Purchases(1)	44,850	541	104,539	149,930
Change in accumulated interest	(1,652)	(18)	(2,340)	(4,010)
Change in fair value(2)	(1,137)	(3,764)	3,933	(968)
Fair value as of June 30, 2021	$2,739,493	$182,313	$1,763,542	$4,685,348
__________________
(1) Purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity during the three and six months ended June 30, 2022 included securitization clean-up calls of $60,240 and $335,739, respectively. Additionally, during the three and six months ended June 30, 2022, the Company elected to purchase $7,290 and $7,290, respectively, of previously sold loans from certain investors. Purchase activity during the three and six months ended June 30, 2021 included securitization clean-up calls of $131,372 and $131,372, respectively. Additionally, during the three and six months ended June 30, 2021, the Company elected to purchase $15,185 and $15,185, respectively, of previously sold loans from certain investors. The Company was not required to buy back these loans. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2) Changes in fair value of loans are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) within noninterest income—loan origination and sales for loans held on the balance sheet prior to transfer to a third party through a sale or to a VIE and within noninterest income—securitizations for loans in a consolidated VIE. Changes in fair value are impacted by valuation assumption changes, as well as sales price execution and amount of time the loans are held prior to sale. The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were $23,221 and $16,725 during the three and six months ended June 30, 2022, respectively, and $9,038 and $2,111 during the three and six months ended June 30, 2021, respectively. The losses attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status as of the dates indicated:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
June 30, 2022
Credit card	$177,732	$3,570	$3,105	$8,417	$15,092	$192,824
Commercial and consumer banking:
Commercial real estate	68,479	—	—	—	—	68,479
Commercial and industrial	8,299	7	—	—	7	8,306
Residential real estate and other consumer(3)	3,417	—	—	—	—	3,417
Total commercial and consumer banking	80,195	7	—	—	7	80,202
Total loans	$257,927	$3,577	$3,105	$8,417	$15,099	$273,026

December 31, 2021
Credit card	$115,356	$1,893	$1,683	$2,658	$6,234	$121,590
_______________
(1)All of the credit card loans ≥ 90 days past due continued to accrue interest. As of June 30, 2022 and December 31, 2021, there were no credit card loans on nonaccrual status. As of June 30, 2022, commercial and consumer banking loans on nonaccrual status were immaterial, and there were no loans that were 90 days or more past due.
(2)For credit card, the balance is presented before allowance for credit losses of $21,974 and $7,037 as of June 30, 2022 and December 31, 2021, respectively, and accrued interest of $3,017 and $1,359, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,204 and accrued interest of $247 as of June 30, 2022.
(3)Includes residential real estate loans acquired in the Bank Merger, for which we did not elect the fair value option.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Credit Quality Indicators
Credit Card
The following table presents the amortized cost basis of our credit card portfolio (excluding accrued interest and before the allowance for credit losses) as of the dates indicated based on FICO scores, which are obtained at the origination of the account, and are updated as new credit information is available. The pools estimate the likelihood of borrowers with similar FICO scores to pay credit obligations based on aggregate credit performance data.

FICO	June 30, 2022	December 31, 2021
≥ 800	$9,560	$10,016
780 – 799	8,388	8,624
760 – 779	9,882	9,976
740 – 759	12,289	13,581
720 – 739	16,471	18,358
700 – 719	22,579	22,579
680 – 699	26,430	21,736
660 – 679	26,513	14,044
640 – 659	19,889	1,969
< 640	40,823	707
Total credit card	$192,824	$121,590
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator as of June 30, 2022:

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$8,987	$5,811	$7,680	$9,413	$5,692	$16,364	$53,947	$206
Watch	1,246	1,703	—	2,064	2,146	2,959	10,118	—
Special mention	—	—	—	687	2,263	413	3,363	—
Substandard	—	—	—	—	—	845	845	—
Total commercial real estate	$10,233	$7,514	$7,680	$12,164	$10,101	$20,581	$68,273	$206
Commercial and industrial
Pass	$—	$15	$113	$—	$103	$5,093	$5,324	$367
Watch	—	—	—	136	—	355	491	26
Special mention	—	—	—	—	—	757	757	—
Substandard	—	—	—	234	165	942	1,341	—
Total commercial and industrial	$—	$15	$113	$370	$268	$7,147	$7,913	$393
Residential real estate and other consumer
Pass	$—	$—	$—	$—	$—	$3,307	$3,307	$69
Watch	—	—	—	—	—	41	41	—
Total residential real estate and other consumer	$—	$—	$—	$—	$—	$3,348	$3,348	$69
Total commercial and consumer banking	$10,233	$7,529	$7,793	$12,534	$10,369	$31,076	$79,534	$668
Note 5. Variable Interest Entities
Consolidated VIEs
The Company consolidates certain securitization trusts in which we have a variable interest and are deemed to be the primary beneficiary.
The VIEs are SPEs with portfolio loans securing debt obligations. The SPEs were created and designed to transfer credit and interest rate risk associated with consumer loans through the issuance of collateralized notes and trust certificates. The Company makes standard representations and warranties to repurchase or replace qualified portfolio loans. Aside from these representations, the holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying portfolio loans securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. We hold a significant interest in these financing transactions through our ownership of a portion of the residual interest in certain VIEs. In addition, in some cases, we invest in the debt obligations issued by the VIE. Our investments in consolidated VIEs eliminate in consolidation. The residual interest is the first VIE interest to absorb losses should the loans securing the debt obligations not provide adequate cash flows to satisfy more senior claims and is the interest that we expect to absorb the expected gains and losses of the VIE. The Company’s exposure to credit risk in sponsoring SPEs is limited to our investment in the VIE. VIE creditors have no recourse against our general credit.
As of June 30, 2022 and December 31, 2021, we had 12 and 13 consolidated VIEs, respectively, on our unaudited condensed consolidated balance sheets. The following table presents the assets and liabilities of consolidated VIEs that were included in our unaudited condensed consolidated balance sheets. The assets in the below table may only be used to settle

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
obligations of consolidated VIEs and were in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation.

	June 30,	December 31,
	2022	2021
Assets:
Restricted cash and restricted cash equivalents	$32,449	$53,161
Loans	598,998	808,904
Total assets	$631,447	$862,065
Liabilities:
Accounts payable, accruals and other liabilities	$314	$388
Debt(1)	508,012	660,419
Residual interests classified as debt	54,436	93,682
Total liabilities	$562,762	$754,489
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
Personal Loans
As of June 30, 2022 and December 31, 2021, we had investments in eight and nine nonconsolidated personal loan VIEs, respectively. We did not establish any personal loan trusts during the six months ended June 30, 2022 and established one personal loan trust during the six months ended June 30, 2021.
We did not provide financial support to any personal loan trusts beyond our initial equity investment and we did not deconsolidate any personal loan VIEs during the six months ended June 30, 2022 and 2021.
Student Loans
As of each of June 30, 2022 and December 31, 2021, we had investments in 24 nonconsolidated student loan VIEs. We did not establish any student loan trusts during the six months ended June 30, 2022 and established three student loan trusts during the six months ended June 30, 2021, which were not consolidated as of the balance sheet date.
We did not provide financial support to any student loan trusts beyond our initial equity investment during the periods presented. We deconsolidated one student loan VIE during the six months ended June 30, 2022. We did not deconsolidate any student loan VIEs during the six months ended June 30, 2021.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs as of the dates indicated:

	June 30,	December 31,
	2022	2021
Personal loans	$42,238	$62,925
Student loans	246,479	311,763
Securitization investments	$288,717	$374,688

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
The following table summarizes our student and personal loan securitization transfers qualifying for sale accounting treatment for the three and six months ended June 30, 2021. There were no loan securitization transfers qualifying for sale accounting treatment during the three and six months ended June 30, 2022.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Student loans
Fair value of consideration received:
Cash	$196,223	$696,264
Securitization investments	10,403	36,784
Servicing assets recognized	2,370	31,101
Total consideration	208,996	764,149
Aggregate unpaid principal balance and accrued interest of loans sold	200,379	726,505
Gain from loan sales	$8,617	$37,644

Personal loans
Fair value of consideration received:
Cash	$198,491	$198,491
Securitization investments	10,481	10,481
Servicing assets recognized	1,238	1,238
Total consideration	210,210	210,210
Aggregate unpaid principal balance and accrued interest of loans sold	200,806	200,806
Gain from loan sales	$9,404	$9,404

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our whole loan sales during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Student loans
Fair value of consideration received:
Cash	$257,859	$425,369	$806,770	$847,710
Servicing assets recognized	2,991	3,740	8,815	8,598
Repurchase liabilities recognized	(41)	(79)	(121)	(158)
Total consideration	260,809	429,030	815,464	856,150
Aggregate unpaid principal balance and accrued interest of loans sold	261,324	412,222	807,611	825,312
Gain (loss) from loan sales	$(515)	$16,808	$7,853	$30,838

Home loans
Fair value of consideration received:
Cash	$322,219	$856,317	$681,919	$1,552,514
Servicing assets recognized	4,482	9,367	8,720	15,906
Repurchase liabilities recognized	(315)	(1,035)	(735)	(1,974)
Total consideration	326,386	864,649	689,904	1,566,446
Aggregate unpaid principal balance and accrued interest of loans sold	342,952	841,734	708,512	1,519,303
Gain (loss) from loan sales	$(16,566)	$22,915	$(18,608)	$47,143

Personal loans
Fair value of consideration received:
Cash	$1,163,029	$801,437	$2,181,718	$1,612,689
Servicing assets recognized	7,659	5,078	14,083	11,081
Repurchase liabilities recognized	(2,789)	(1,980)	(5,087)	(4,064)
Total consideration received	1,167,899	804,535	2,190,714	1,619,706
Aggregate unpaid principal balance and accrued interest of loans sold	1,129,237	773,194	2,111,092	1,555,723
Gain from loan sales	$38,662	$31,341	$79,622	$63,983

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information as of the dates indicated about the unpaid principal balances of transferred loans that are not recorded in our unaudited condensed consolidated balance sheets, but with which we have a continuing involvement through our servicing agreements:

	Student Loans	Home Loans	Personal Loans	Total
June 30, 2022
Loans in repayment	$8,911,840	$4,971,034	$5,291,541	$19,174,415
Loans in-school/grace/deferment	39,721	—	—	39,721
Loans in forbearance	46,176	14,092	542	60,810
Loans in delinquency	102,946	8,565	100,602	212,113
Total loans serviced	$9,100,683	$4,993,691	$5,392,685	$19,487,059

December 31, 2021
Loans in repayment	$9,852,957	$4,575,001	$5,138,299	$19,566,257
Loans in-school/grace/deferment	37,949	—	—	37,949
Loans in forbearance	44,833	40,353	1,120	86,306
Loans in delinquency	112,885	7,465	75,275	195,625
Total loans serviced	$10,048,624	$4,622,819	$5,214,694	$19,886,137
The following table presents additional information during the periods indicated about the servicing cash flows received and net charge-offs related to transferred loans with which we have a continuing involvement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Student loans
Servicing fees collected	$11,045	$14,269	$20,213	$23,294
Charge-offs, net of recoveries(1)	9,192	4,651	17,412	7,704

Home Loans
Servicing fees collected	$2,930	$1,918	$5,566	$3,531

Personal Loans
Servicing fees collected	$8,951	$7,785	$17,588	$17,275
Charge-offs, net of recoveries(1)	23,908	28,359	41,046	66,176

Total
Servicing fees collected	$22,926	$23,972	$43,367	$44,100
Charge-offs, net of recoveries	33,100	33,010	58,458	73,880
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the activity in the balances of allowance for credit losses during the periods indicated:

	Accounts Receivable(1)	Credit Card(1)	Commercial and Consumer Banking(1)
Three Months Ended June 30, 2022
Balance at March 31, 2022	$1,652	$16,500	$1,366
Provision for credit losses(2)	1,112	10,265	(162)
Write-offs charged against the allowance(3)	(44)	(4,791)	—
Balance at June 30, 2022	$2,720	$21,974	$1,204

Three Months Ended June 30, 2021
Balance at March 31, 2021	$919	$171	$—
Provision for credit losses(2)	645	526	—
Write-offs charged against the allowance	(334)	(6)	—
Balance at June 30, 2021	$1,230	$691	$—

Six Months Ended June 30, 2022
Balance at December 31, 2021	$2,292	$7,037	$—
Provision for credit losses(2)	521	22,242	822
Allowance for PCD loans(4)	—	—	382
Write-offs charged against the allowance(3)	(93)	(7,305)	—
Balance at June 30, 2022	$2,720	$21,974	$1,204

Six Months Ended June 30, 2021
Balance at December 31, 2020	$562	$219	$—
Provision for credit losses(2)	1,780	526	—
Write-offs charged against the allowance	(1,112)	(54)	—
Balance at June 30, 2021	$1,230	$691	$—
_____________________
(1)Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the unaudited condensed consolidated balance sheets. Credit card and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans in the unaudited condensed consolidated balance sheets.
(2)The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2022, recoveries of amounts previously reserved related to accounts receivable were $368 and $1,760, respectively. During the three and six months ended June 30, 2021, recoveries of amounts previously reserved related to accounts receivable were $199 and $746, respectively. The provision for credit losses on credit card and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses. There were immaterial recoveries of credit card losses during the three and six months ended June 30, 2022 and 2021, and immaterial recoveries on the commercial and consumer banking portfolio through June 30, 2022.
(3)The increases in credit card write-offs charged against the allowance during the three and six months ended June 30, 2022 were commensurate with our increased loan portfolio combined with elevated loss rates.
(4)We measured a PCD allowance for the loans acquired in the Bank Merger upon acquisition, which resulted in a gross-up to the allowance for credit losses, but had no impact on earnings.

Credit card: Accrued interest receivables written off during the three and six months ended June 30, 2022 were $834 and $1,285, respectively. Accrued interest receivables written off during the three and six months ended June 30, 2021 were immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 8. Fair Value Measurements
The following tables summarize, by level within the fair value hierarchy, the carrying amounts and estimated fair values of our assets and liabilities (i) measured at fair value on a recurring basis, (ii) measured at fair value on a nonrecurring basis, or (iii) disclosed but not carried at fair value in the unaudited condensed consolidated balance sheets as of the dates presented:

	June 30, 2022
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$707,302	$707,302	$—	$—	$707,302
Restricted cash and restricted cash equivalents(1)	291,631	291,631	—	—	291,631
Investments in AFS debt securities(2)(4)	197,933	137,388	60,545	—	197,933
Loans at fair value(2)	7,959,382	—	—	7,959,382	7,959,382
Loans at amortized cost(1)	253,112	—	—	264,348	264,348
Servicing rights(2)	176,964	—	—	176,964	176,964
Asset-backed bonds(2)(5)	193,739	—	193,739	—	193,739
Residual investments(2)(5)	94,978	—	—	94,978	94,978
Non-securitization investments – other(3)	22,780	—	—	22,780	22,780
Third party warrants(2)(6)	766	—	—	766	766
Derivative assets(2)(7)(8)	2,243	2,243	—	—	2,243
Purchase price earn-out(2)(9)	625	—	—	625	625
IRLCs(2)(10)	1,120	—	—	1,120	1,120
Interest rate caps(2)(8)	3,987	—	3,987	—	3,987
Digital assets safeguarding asset(2)(11)	112,010	—	112,010	—	112,010
Total assets	$10,018,572	$1,138,564	$370,281	$8,520,963	$10,029,808
Liabilities
Time deposits(1)	$18,474	$—	$18,455	$—	$18,455
Debt(1)	3,723,561	783,600	2,556,006	—	3,339,606
Residual interests classified as debt(2)	54,436	—	—	54,436	54,436
Derivative liabilities(2)(7)(8)	25,716	259	25,457	—	25,716
Student loan commitments(2)(10)	254	—	—	254	254
Digital assets safeguarding liability(2)(11)	112,010	—	112,010	—	112,010
Total liabilities	$3,934,451	$783,859	$2,711,928	$54,690	$3,550,477

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	December 31, 2021
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$494,711	$494,711	$—	$—	$494,711
Restricted cash and restricted cash equivalents(1)	273,726	273,726	—	—	273,726
Investments in AFS debt securities(2)(4)	194,907	129,835	65,072	—	194,907
Loans at fair value(2)	5,952,972	—	—	5,952,972	5,952,972
Loans at amortized cost(1)	115,912	—	—	118,412	118,412
Servicing rights(2)	168,259	—	—	168,259	168,259
Asset-backed bonds(2)(5)	253,669	—	253,669	—	253,669
Residual investments(2)(5)	121,019	—	—	121,019	121,019
Non-securitization investments – ETFs(2)	1,486	1,486	—	—	1,486
Non-securitization investments – other(3)	6,054	—	—	6,054	6,054
Third party warrants(2)(6)	1,369	—	—	1,369	1,369
Derivative assets(2)(7)(8)	5,444	—	5,444	—	5,444
Purchase price earn-out(2)(9)	4,272	—	—	4,272	4,272
IRLCs(2)(10)	3,759	—	—	3,759	3,759
Student loan commitments(2)(10)	2,220	—	—	2,220	2,220
Interest rate caps(2)(8)	493	—	493	—	493
Total assets	$7,600,272	$899,758	$324,678	$6,378,336	$7,602,772
Liabilities
Debt(1)	$3,947,983	$1,240,560	$2,807,253	$—	$4,047,813
Residual interests classified as debt(2)	93,682	—	—	93,682	93,682
Derivative liabilities(2)(7)(8)	864	196	668	—	864
Total liabilities	$4,042,529	$1,240,756	$2,807,921	$93,682	$4,142,359
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
(4)Investments in AFS debt securities were classified as Level 1 or Level 2. The Level 1 investments utilize quoted prices in actively traded markets. The Level 2 investments rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. See Note 3 for additional information.
(5)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. As we do not provide financial support beyond our initial equity investment, our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to the investment amount. See Note 5 for additional information.
(6)The key unobservable assumption used in the fair value measurement of the third party warrants is the price of the stock underlying the warrants. The fair value is measured as the difference between the stock price and the strike price of the warrants. As the strike price is insignificant, we concluded that the impact of time value on the fair value measure was immaterial.
(7)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. These instruments are presented on a gross basis herein. See Note 1 for additional information.
(8)Derivative liabilities classified as Level 1 are based on broker quotes in active markets and represent economic hedges of either loans or securitization investment fair values. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of June 30, 2022, interest rate swaps and interest rate caps were valued using the overnight Secured Overnight Financing Rate (“SOFR”) curve and the implied volatilities suggested by the SOFR rate curve. As of December 31, 2021, interest rate swaps were valued using the three-month LIBOR swap yield curve. These were determined to be observable inputs from active markets.
(9)The purchase price earn-out provision is classified as Level 3 because of our reliance on unobservable inputs, such as conditional prepayment rates, annual default rates and discount rates.
(10)IRLCs and student loan commitments are classified as Level 3 because of our reliance on assumed loan funding probabilities. The assumed probabilities are based on our internal historical experience with home loans and student loans similar to those in the funding pipelines on the measurement date.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(11)The digital assets safeguarding liability and corresponding safeguarding asset are classified as Level 2, because they do not trade in active markets, and are valued using quoted prices on an active exchange that has been identified as the principal market for the underlying digital assets that are being held by our third-party custodians for the benefit of our members.

Loans
The following key unobservable assumptions were used in the fair value measurement of our loans as of the dates indicated:

	June 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Student loans
Conditional prepayment rate	16.9% – 25.3%	20.2%	16.5% – 26.3%	19.2%
Annual default rate	0.2% – 4.4%	0.4%	0.2% – 4.2%	0.4%
Discount rate	3.2% – 8.0%	3.6%	1.9% – 7.1%	2.9%

Home loans
Conditional prepayment rate	2.5% – 7.9%	7.3%	4.8% – 16.4%	12.4%
Annual default rate	0.1% – 0.4%	0.1%	0.1% – 0.2%	0.1%
Discount rate	4.5% – 13.0%	4.8%	2.5% – 13.0%	2.6%

Personal loans
Conditional prepayment rate	16.1% – 43.8%	19.1%	18.4% – 37.7%	20.5%
Annual default rate	4.3% – 35.1%	4.6%	4.2% – 30.0%	4.4%
Discount rate	5.1% – 9.4%	5.4%	3.9% – 7.0%	4.0%
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights as of the dates presented:

	June 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	15.1% – 23.3%	19.1%	15.2% – 25.6%	20.4%
Annual default rate	0.2% – 4.3%	0.4%	0.2% – 4.3%	0.4%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%

Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	5.0% – 11.2%	5.2%	10.0% – 16.4%	11.5%
Annual default rate	0.1% – 0.1%	0.1%	0.1% – 0.2%	0.1%
Discount rate	8.0% – 8.0%	8.0%	7.5% – 7.5%	7.5%

Personal loans
Market servicing costs	0.2% – 1.3%	0.3%	0.2% – 1.1%	0.2%
Conditional prepayment rate	17.0% – 44.0%	25.1%	22.5% – 41.4%	26.0%
Annual default rate	3.3% – 7.0%	4.5%	3.2% – 7.0%	4.4%
Discount rate	7.3% – 7.3%	7.3%	7.3% – 7.3%	7.3%

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

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights as of the dates indicated if the key assumptions had each of the below adverse changes:

	June 30, 2022	December 31, 2021
Market servicing costs
2.5 basis points increase	$(11,074)	$(10,822)
5.0 basis points increase	(22,191)	(21,644)

Conditional prepayment rate
10% increase	$(5,442)	$(6,260)
20% increase	(10,780)	(12,031)

Annual default rate
10% increase	$(215)	$(205)
20% increase	(428)	(408)

Discount rate
100 basis points increase	$(4,810)	$(3,782)
200 basis points increase	(9,408)	(7,349)

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in the Company’s servicing rights, which are measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended June 30, 2022
Fair value as of March 31, 2022	$85,957	$59,585	$27,963	$173,505
Recognition of servicing from transfers of financial assets	2,991	4,482	7,659	15,132
Servicing rights assumed from third parties	—	—	1,317	1,317
Derecognition of servicing via loan purchases	(31)	—	(146)	(177)
Change in valuation inputs or other assumptions	5,707	1,202	2,189	9,098
Realization of expected cash flows and other changes	(9,705)	(3,103)	(9,103)	(21,911)
Fair value as of June 30, 2022	$84,919	$62,166	$29,879	$176,964

Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$106,338	$32,038	$22,864	$161,240
Recognition of servicing from transfers of financial assets	6,110	9,367	6,316	21,793
Derecognition of servicing via loan purchases	(392)	—	(188)	(580)
Change in valuation inputs or other assumptions	(387)	(1,783)	1,946	(224)
Realization of expected cash flows and other changes	(12,068)	(2,065)	(8,329)	(22,462)
Fair value as of June 30, 2021	$99,601	$37,557	$22,609	$159,767

Six Months Ended June 30, 2022
Fair value as of January 1, 2022	$90,003	$50,533	$27,723	$168,259
Recognition of servicing from transfers of financial assets	8,815	8,720	14,083	31,618
Servicing rights assumed from third parties	—	—	1,946	1,946
Derecognition of servicing via loan purchases	(1,072)	—	(515)	(1,587)
Change in valuation inputs or other assumptions	6,999	8,942	4,737	20,678
Realization of expected cash flows and other changes	(19,826)	(6,029)	(18,095)	(43,950)
Fair value as of June 30, 2022	$84,919	$62,166	$29,879	$176,964

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$100,637	$23,914	$25,046	$149,597
Recognition of servicing from transfers of financial assets	39,699	15,906	12,319	67,924
Derecognition of servicing via loan purchases	(392)	—	(188)	(580)
Change in valuation inputs or other assumptions	(16,115)	1,546	2,236	(12,333)
Realization of expected cash flows and other changes	(24,228)	(3,809)	(16,804)	(44,841)
Fair value as of June 30, 2021	$99,601	$37,557	$22,609	$159,767

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Asset-Backed Bonds
The fair value of asset-backed bonds is determined using a discounted cash flow methodology. Management classifies asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The following key inputs were used in the fair value measurement of our asset-backed bonds as of the dates indicated:

	June 30, 2022	December 31, 2021
Discount rate (range)	1.6% – 5.0%	0.6% – 3.7%
Conditional prepayment rate (range)	19.4% – 33.0%	19.5% – 32.2%
As of the dates indicated, the fair value of our asset-backed bonds was not materially impacted by default assumptions on the underlying securitization loans, as the subordinate residual interests are expected to absorb all estimated losses based on our default assumptions for the respective periods.
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt as of the dates indicated:

	June 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	19.2% – 35.6%	21.6%	19.5% – 33.6%	23.0%
Annual default rate	0.3% – 5.3%	0.9%	0.3% – 5.7%	0.9%
Discount rate	3.9% – 10.5%	5.4%	2.6% – 10.5%	4.4%

Residual interests classified as debt
Conditional prepayment rate	19.1% – 50.7%	30.2%	20.0% – 41.8%	31.5%
Annual default rate	0.5% – 5.8%	2.7%	0.5% – 5.6%	3.2%
Discount rate	6.0% – 9.5%	6.4%	5.0% – 9.5%	5.7%
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in the residual investments and residual interests classified as debt, which are both measured at fair value on a recurring basis. We record changes in fair value within noninterest income—securitizations in the unaudited condensed consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—securitizations for residual investments, but does not impact the liability or asset balance, respectively.

	Residual Investments	Residual Interests Classified as Debt
Three Months Ended June 30, 2022
Fair value as of March 31, 2022	$106,677	$70,532
Change in valuation inputs or other assumptions(1)	290	2,662
Payments	(11,989)	(18,758)
Fair value as of June 30, 2022	$94,978	$54,436

Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$150,961	$114,882
Additions	11,787	2,170
Change in valuation inputs or other assumptions(1)	3,355	5,717
Payments	(23,003)	(10,224)
Fair value as of June 30, 2021	$143,100	$112,545

Six Months Ended June 30, 2022
Fair value as of January 1, 2022	$121,019	$93,682
Change in valuation inputs or other assumptions(1)	1,052	5,625
Payments(2)	(27,093)	(44,871)
Fair value as of June 30, 2022	$94,978	$54,436

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$139,524	$118,298
Additions	38,168	2,170
Change in valuation inputs or other assumptions(1)	6,852	13,668
Payments(2)	(41,444)	(21,591)
Fair value as of June 30, 2021	$143,100	$112,545
___________________
(1)For residual investments, the estimated amounts of gains and losses included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented.
(2)Payments of residual investments included residual investment sales of $220 and $220 during the three and six months ended June 30, 2022, respectively, and $2,676 and $2,676 during the three and six months ended June 30, 2021, respectively.

SoFi Technologies, Inc.

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

	June 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	26.0% – 56.0%	53.9%	75.0% – 75.0%	75.0%

Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The probability of honoring IRLCs and student loan commitments, which reflects the percentage likelihood that an approved loan application will close based on historical experience. A significant difference between the actual funded rate and the assumed funded rate at the measurement date could result in a significantly higher or lower fair value measurement of our IRLCs and student loan commitments. The aggregate amount of student loans we committed to fund was $34,668 as of June 30, 2022. See Note 1 under “Derivative Financial Instruments” for the aggregate notional amount associated with IRLCs.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our IRLCs and student loan commitments, which are measured at fair value on a recurring basis. Changes in the fair values of IRLCs and student loan commitments are recorded within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	IRLCs	Student Loan Commitments
Three Months Ended June 30, 2022
Fair value as of March 31, 2022	$(3,039)	$23
Revaluation adjustments	1,120	(254)
Funded loans(1)	1,636	(19)
Unfunded loans(1)	1,403	(4)
Fair value as of June 30, 2022	$1,120	$(254)

Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$7,118	$—
Revaluation adjustments	7,760	—
Funded loans(1)	(5,275)	—
Unfunded loans(1)	(1,843)	—
Fair value as of June 30, 2021	$7,760	$—

Six Months Ended June 30, 2022
Fair value as of January 1, 2022	$3,759	$2,220
Revaluation adjustments	(1,919)	(231)
Funded loans(1)	(565)	(2,140)
Unfunded loans(1)	(155)	(103)
Fair value as of June 30, 2022	$1,120	$(254)

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$15,620	$—
Revaluation adjustments	14,878	—
Funded loans(1)	(15,485)	—
Unfunded loans(1)	(7,253)	—
Fair value as of June 30, 2021	$7,760	$—
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
Non-Securitization Investments
Non-securitization investments — Other of $22,780 and $6,054 as of June 30, 2022 and December 31, 2021, respectively, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. Adjustments to the carrying value, such as impairments and unrealized gains, are recognized within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
In the first quarter of 2022, we measured a former equity method investment under the measurement alternative method, which primarily drove the increase in the balance from year end. The fair value of this investment was $19,739 as of June 30, 2022.
In the second quarter of 2022, we wrote off an investment with a carrying value of $2,168 for a loss, which reflected the impact of observable market changes. We had previously recognized a gain of $3,967 on this investment during the second quarter of 2021, which reflected a value based on the investee’s latest round of financing in an orderly transaction in an issuance similar to our investment holding. In that same quarter in 2021, we sold a portion of our investment for $2,000 at the same valuation.
We also had another investment with a fair value of $2,000 as of both June 30, 2022 and December 31, 2021. We did not make any adjustments to the investment value through June 30, 2022.
Purchase Price Earn-Out
We recognize a derivative asset for a purchase price earn-out in conjunction with a loan sale agreement we entered in 2018. We receive a capped contractual payout based on the respective loan pool internal rate of return over a certain hurdle rate, which is adjusted for the loan purchaser’s expenses, which are generally immaterial.
The fair value of the purchase price earn-out is determined using a discounted cash flow methodology. Management classifies the purchase price earn-out as Level 3 due to the use of significant unobservable inputs in the fair value measurement. A significant difference between the expected performance of the loans included in the loan sale agreement and the actual results as of the measurement date could result in a higher or lower fair value measurement. Our key valuation inputs were as follows as of the dates indicated:

Purchase Price Earn-Out	June 30, 2022	December 31, 2021
Conditional prepayment rate	22.7%	22.9%
Annual default rate	35.6%	30.0%
Discount rate	25.0%	25.0%

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our purchase price earn-out, which is measured at fair value on a recurring basis. Changes in the fair value are recorded within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Changes during the three and six months ended June 30, 2021 were immaterial.

Purchase Price Earn-Out
Three Months Ended June 30, 2022
Fair value as of March 31, 2022	$2,285
Payments	(1,872)
Changes in valuation inputs or assumptions(1)	212
Fair value as of June 30, 2022	$625

Six Months Ended June 30, 2022
Fair value as of January 1, 2022	$4,272
Payments	(4,689)
Changes in valuation inputs or assumptions(1)	1,042
Fair value as of June 30, 2022	$625
___________________
(1)The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were immaterial during the three and six months ended June 30, 2022. The losses attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the purchase price earn-out. These assumptions are based on historical performance and performance expectations over the term of the underlying instrument.
Safeguarding Assets and Liabilities
The following table presents the significant digital assets held by our third-party custodians on behalf of our members as of the date indicated:

June 30, 2022
Bitcoin (BTC)	$48,143
Ethereum (ETH)	34,135
Cardano (ADA)	8,383
Dogecoin (DOGE)	4,182
Solana (SOL)	3,778
Ethereum Classic (ETC)	2,289
All other(1)	11,100
Digital assets safeguarding liability and corresponding safeguarding asset	$112,010
___________________
(1)Includes 25 digital assets, none of which was determined to be individually significant.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 9. Debt
The following table summarizes the Company’s principal outstanding debt, debt discounts/premiums and debt issuance costs as of the dates indicated:

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					June 30, 2022(5)	December 31, 2021
Student Loan Warehouse Facilities
SoFi Funding I	$95,308	1M SOFR + 100 bps	April 2023	$200,000	$88,402	$—
SoFi Funding III(6)	—	PR – 134 bps	September 2024	75,000	—	3,930
SoFi Funding V(7)	21,704	SOFR + 105 bps	November 2023	225,000	19,977	—
SoFi Funding VI	—	3ML + 125 bps	March 2024	600,000	—	56,709
SoFi Funding VII	173,720	SOFR + 85 bps	September 2024	500,000	157,227	284,475
SoFi Funding VIII	—	1ML + 90 bps	May 2023	300,000	—	245,723
SoFi Funding IX(8)	—	SOFR+ 210 bps and CP + 87.5 bps	May 2025	500,000	—	9,816
SoFi Funding X(9)	249,150	CP + 95 bps	April 2025	500,000	222,176	29,647
SoFi Funding XI(10)	152,121	CP + 100 bps	November 2024	500,000	143,196	—
SoFi Funding XII(11)	—	CP + 115 bps	November 2024	200,000	—	20,267
SoFi Funding XIII	432,343	SOFR + 55 bps	April 2024	450,000	380,559	424,348
Total, before unamortized debt issuance costs	$1,124,346			$4,050,000	$1,011,537	$1,074,915
Unamortized debt issuance costs					$(7,719)	$(7,540)

Personal Loan Warehouse Facilities
SoFi Funding PL I(12)	$—	CP + 137.5 bps	September 2023	$250,000	$—	$11,911
SoFi Funding PL II	—	3ML + 225 bps	July 2023	400,000	—	—
SoFi Funding PL III	—	SOFR + 125 bps	November 2023	175,000	—	—
SoFi Funding PL IV(13)	—	CP + 170 bps	November 2023	500,000	—	—
SoFi Funding PL VI(14)	—	CP + 170 bps	September 2024	50,000	—	—
SoFi Funding PL VII	—	1ML + 115 bps	June 2023	250,000	—	71,572
SoFi Funding PL X	—	1ML + 142.5 bps	February 2023	200,000	—	—
SoFi Funding PL XI	—	1M SOFR + 125 bps	January 2023	200,000	—	—
SoFi Funding PL XIII	143,104	1M SOFR + 110 bps	January 2032	300,000	120,366	—
SoFi Funding PL XIV	67,025	SOFR + 100 bps	October 2024	300,000	56,830	144,662
SoFi Funding PL XV	279,861	SOFR + 80 bps	October 2024	325,000	238,933	—
Total, before unamortized debt issuance costs	$489,990			$2,950,000	$416,129	$228,145
Unamortized debt issuance costs					$(3,774)	$(3,898)

Home Loan Warehouse Facilities
Mortgage Warehouse VI	$—	SOFR + 200 bps	October 2022	$1,000	$—	$—
Total, before unamortized debt issuance costs	$—			$1,000	$—	$—
Unamortized debt issuance costs					$—	$—

Credit Card Warehouse Facilities
SoFi Funding CC I LLC(15)	$—	CP + 100 bps	December 2023	$100,000	$—	$11,810
Total, before unamortized debt issuance costs	$—			$100,000	$—	$11,810
Unamortized debt issuance costs					$(141)	$(312)

Risk Retention Warehouse Facilities(16)
SoFi RR Funding I	$32,627	3ML + 200 bps	January 2024	$100,000	$22,117	$22,608
SoFi RR Repo	—	3ML + 185 bps	January 2022	—	—	69,843
SoFi RR Funding II	27,347	1ML + 125 bps	November 2024		19,223	98,031
SoFi RR Funding III	36,180	1ML + 125 bps	November 2024		34,981	39,158
SoFi RR Funding IV	66,550	SOFR + 150 bps	October 2027	100,000	51,313	66,555
SoFi RR Funding V	38,065	298 bps	December 2025		9,767	29,453
Total, before unamortized debt issuance costs	$200,769				$137,401	$325,648
Unamortized debt issuance costs					$(1,481)	$(2,086)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					June 30, 2022(5)	December 31, 2021
Revolving Credit Facility
SoFi Corporate Revolver(17)	n/a	1ML + 100 bps	September 2023	$560,000	$486,000	$486,000
Total, before unamortized debt issuance costs				$560,000	$486,000	$486,000
Unamortized debt issuance costs					$(446)	$(626)

Other Financing
Convertible senior notes	n/a	—%	October 2026		$1,200,000	$1,200,000
Total, before unamortized debt issuance costs and discount					$1,200,000	$1,200,000
Unamortized debt issuance costs					$(1,464)	$(1,634)
Unamortized discount					(20,493)	(22,858)

Other financing(18)	$18,273			$18,964	$—	$—

Student Loan Securitizations
SoFi PLP 2016-B LLC	$39,401	1ML + (120–380 bps)	April 2037		$34,635	$43,186
SoFi PLP 2016-C LLC	45,217	1ML + (110–335 bps)	May 2037		40,060	49,685
SoFi PLP 2016-D LLC	59,093	1ML + (95–323 bps)	January 2039		52,414	61,760
SoFi PLP 2016-E LLC	67,693	1ML + (344–443 bps)	October 2041		60,562	74,242
SoFi PLP 2017-A LLC	85,536	1ML + (70–443 bps)	March 2040		76,904	92,972
SoFi PLP 2017-B LLC	71,639	274 – 444 bps	May 2040		64,794	78,811
SoFi PLP 2017-C LLC	95,241	1ML + (60–421 bps)	July 2040		85,837	102,814
Total, before unamortized debt issuance costs and discount	$463,820				$415,206	$503,470
Unamortized debt issuance costs					$(3,020)	$(3,851)
Unamortized discount					(873)	(1,094)

Personal Loan Securitizations
SoFi CLP 2018-3 LLC	$49,965	467 bps	August 2027		$44,614	$76,535
SoFi CLP 2018-4 LLC	57,683	417 – 476 bps	November 2027		53,370	86,835
Total, before unamortized debt issuance costs, premiums and discount	$107,648				$97,984	$163,370
Unamortized debt issuance costs					$(1,397)	$(1,683)
Unamortized premium					112	207

Total, before unamortized debt issuance costs, premiums and discounts					$3,764,257	$3,993,358
Less: unamortized debt issuance costs, premiums and discounts					(40,696)	(45,375)
Total reported debt					$3,723,561	$3,947,983
_________________
(1)As of June 30, 2022, represents unpaid principal balances, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances as presented may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)Unused commitment fees ranging from 0 to 70 basis points (“bps”) on our various warehouse facilities are recognized within noninterest expense—general and administrative in our unaudited condensed consolidated statements of operations and comprehensive income (loss). “ML” stands for “Month LIBOR”. As of June 30, 2022, 1ML and 3ML was 1.79% and 2.29%, respectively. “SOFR” in this table refers to the overnight SOFR, unless otherwise indicated. “1M SOFR” stands for “one-month SOFR”. As of June 30, 2022, SOFR was 1.50% and 1M SOFR was 1.69%. “PR” stands for “Prime Rate”. As of June 30, 2022, PR was 4.75%.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)Represents total capacity as of June 30, 2022.
(5)There were no debt discounts or premiums issued during the six months ended June 30, 2022. We paid $700 during the six months ended June 30, 2022 related to debt issuance costs accrued in 2021.
(6)Warehouse facility has a prime rate floor of 309 bps.
(7)Warehouse facility has a SOFR floor of 0%.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(8)Warehouse facility incurs different interest rates on its two types of asset classes. One such class incurs interest based on a commercial paper (“CP”) rate, which is determined by the facility lender. As of June 30, 2022, the CP rate for this facility was 1.36%.
(9)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2022, the CP rate for this facility was 1.71%.
(10)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2022, the CP rate for this facility was 1.46%. The facility was amended in the first quarter of 2022 to allow up to $250 million of securitization risk retention securities to be pledged to the warehouse. As of June 30, 2022, $85.9 million of the collateral balance for the facility was related to securitization risk retention securities, with the remainder of the collateral balance related to student loans.
(11)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2022, the CP rate for this facility was 1.46%. Under certain conditions, warehouse facility could incur an interest rate spread of 215 bps.
(12)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2022, the CP rate for this facility was 1.40%.
(13)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2022, the CP rate for this facility was 1.46%.
(14)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of June 30, 2022, the CP rate for this facility was 1.46%.
(15)Warehouse facility incurs interest at a spread (as indicated in the table) plus the lower of (a) three-month SOFR plus 35 bps or (b) the CP rate for this facility, which is determined by the facility lender. As of June 30, 2022, the CP rate for this facility was 1.92%, and the three-month SOFR rate was 2.12%.
(16)Financing was obtained for both asset-backed bonds and residual investments in various personal loan and student loan securitizations, and the underlying collateral are the underlying asset-backed bonds and residual investments. We only state capacity amounts in this table for risk retention facilities wherein we can pledge additional asset-backed bonds and residual investments as of June 30, 2022.
(17)As of June 30, 2022, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 15 for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on PR.
(18)Includes $18.3 million of loans pledged as collateral to secure $11.4 million of available borrowing capacity with the FHLB, of which $9.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15 for more details. Also includes unsecured available borrowing capacity of $7.6 million with correspondent banks.
Material Changes to Debt Arrangements
During the six months ended June 30, 2022, we opened one personal loan warehouse facility with a maximum available capacity of $325,000, and closed one risk retention warehouse facility that had a maximum available capacity of $192,141.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of June 30, 2022, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
As of June 30, 2022, future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

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
As of June 30, 2022, there were no shares of SoFi Technologies Preferred Stock issued and outstanding and there were 3,234,000 shares of Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00. In conjunction with the Business Combination, we made a one-time special payment of $21.2 million to the holders of Series 1 Redeemable Preferred Stock, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination in 2021. The special payment was recognized within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will not have a subsequent impact on our consolidated financial results.
Dividends
During the three months ended June 30, 2022 and 2021, the holders of Series 1 Redeemable Preferred Stock were entitled to dividends of $10,079 and $10,079, respectively. During the six months ended June 30, 2022 and 2021, the holders of the Series 1 Redeemable Preferred Stock were entitled to dividends of $20,047 and $20,047, respectively. There were no dividends payable as of June 30, 2022 and December 31, 2021.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
liability into permanent equity, as the terms of the Series H instrument no longer necessitated liability accounting. Therefore, we did not measure the warrants at fair value subsequent to May 28, 2021.
The following table presents the changes in the fair value of the Series H warrant liabilities during the three and six months ended June 30, 2021, which was prior to the reclassification to permanent equity:

Warrant Liabilities
Three Months Ended June 30, 2021
Fair value as of March 31, 2021	$129,879
Change in valuation inputs or other assumptions	31,896
Reclassification to permanent equity in conjunction with the Business Combination	(161,775)
Fair value as of June 30, 2021	$—

Six Months Ended June 30, 2021
Fair value as of January 1, 2021	$39,959
Change in valuation inputs or other assumptions	121,816
Reclassification to permanent equity in conjunction with the Business Combination	(161,775)
Fair value as of June 30, 2021	$—
Note 11. Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of June 30, 2022, the Company had 922,103,100 shares of common stock and no shares of non-voting common stock issued and outstanding.
The Company reserved the following common stock for future issuance as of the dates indicated:

	June 30,	December 31,
	2022	2021
Outstanding stock options, RSUs and performance stock units (“PSUs”)	102,173,952	92,829,067
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of convertible notes(1)	53,538,000	53,538,000
Possible future issuance under stock plans	15,550,144	32,470,481
Potentially issuable contingent common stock(2)	598,068	—
Total common stock reserved for future issuance	184,031,154	191,008,538
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date.
(2)As of June 30, 2022, includes potentially issuable contingent common stock in connection with the Technisys Merger, which determination is pending final agreement regarding a closing net working capital calculation specified in the merger agreement. See Note 2 for additional information.
Dividends
There were no dividends declared or paid to common stockholders during the six months ended June 30, 2022 and 2021.
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities, which commenced during the third quarter of 2021, and foreign currency translation adjustments.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive loss for the periods indicated:

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended June 30, 2022
AOCI, beginning balance	$(5,806)	$(158)	$(5,964)
Other comprehensive loss before reclassifications(1)	(2,115)	(56)	(2,171)
Amounts reclassified from AOCI into earnings	124	—	124
Net current-period other comprehensive loss(2)	(1,991)	(56)	(2,047)
AOCI, ending balance	$(7,797)	$(214)	$(8,011)

Three Months Ended June 30, 2021
AOCI, beginning balance	$—	$(246)	$(246)
Other comprehensive loss before reclassifications(1)	—	(266)	(266)
Net current-period other comprehensive loss(2)	—	(266)	(266)
AOCI, ending balance	$—	$(512)	$(512)

Six Months Ended June 30, 2022
AOCI, beginning balance	$(1,351)	$(120)	$(1,471)
Other comprehensive loss before reclassifications(1)	(6,731)	(94)	(6,825)
Amounts reclassified from AOCI into earnings	285	—	285
Net current-period other comprehensive loss(2)	(6,446)	(94)	(6,540)
AOCI, ending balance	$(7,797)	$(214)	$(8,011)

Six Months Ended June 30, 2021
AOCI, beginning balance	$—	$(166)	$(166)
Other comprehensive loss before reclassifications(1)	—	(346)	(346)
Net current-period other comprehensive loss(2)	—	(346)	(346)
AOCI, ending balance	$—	$(512)	$(512)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). We did not have investments in AFS debt securities during the six months ended June 30, 2021. Additionally, there were no reclassifications related to foreign currency translation adjustments during the six months ended June 30, 2022 and 2021.
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
Note 12. Share-Based Compensation
2021 Stock Option and Incentive Plan
In connection with the Closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. The 2021 Plan allowed for the number of authorized shares to increase on the first day of each fiscal year beginning on January 1, 2022 and ending on and including January 1, 2030. Effective January 1, 2022, our Board of Directors authorized the issuance of an additional 8,937,242 shares under this provision. Refer to Note 19 for discussion of an amendment and restatement of the 2021 Plan during the subsequent event period. The 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (including performance stock units), dividend

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
During the six months ended June 30, 2022 and 2021, we incurred cash outflows of $5,846 and $28,603, respectively, related to the payment of withholding taxes for vested RSUs. These cash outflows are presented within net cash provided by (used in) financing activities in the unaudited condensed consolidated statements of cash flows.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Technology and product development	$18,342	$16,618	$35,834	$28,234
Sales and marketing	6,008	3,695	11,141	6,140
Cost of operations	4,816	2,709	8,959	4,190
General and administrative	50,976	29,132	101,229	51,044
Total	$80,142	$52,154	$157,163	$89,608
Stock Options
The following is a summary of stock option activity for the period indicated:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2022	21,171,147	$6.81	5.8
Granted(1)	—	n/a
Exercised	(1,442,890)	1.43
Forfeited	(1,126)	6.84
Expired	(92,419)	3.06
Outstanding as of June 30, 2022	19,634,712	$7.23	5.4
Exercisable as of June 30, 2022	19,526,150	$7.23	5.4
____________________
(1)There were no stock options granted during the six months ended June 30, 2022.
Total compensation cost related to unvested stock options not yet recognized as of June 30, 2022 was $3.2 million and will be recognized over a weighted average period of approximately 0.7 years.
Restricted Stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. For employees hired on or after January 1, 2022, new hire RSU grants typically vest 12.5% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 14-quarter period. For employees hired before January 1, 2022, new hire RSU grants typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. RSUs have been issued under other vesting schedules, including grants to existing employees.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes RSU activity for the period indicated:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	48,687,524	$12.23
Granted	27,687,968	8.87
Replacement Awards(1)	630,654	10.69
Vested(2)	(11,312,098)	11.74
Forfeited	(4,952,182)	10.13
Outstanding as of June 30, 2022(3)	60,741,866	$10.95
________________________
(1)In connection with the Technisys Merger, we converted outstanding Technisys performance awards into RSUs to acquire common stock of SoFi, and for which $2,855 of the fair value was attributed to pre-combination services. See Note 2 for additional information.
(2)The total fair value, based on grant date fair value, of RSUs that vested during the six months ended June 30, 2022 was $132.8 million.
(3)Includes 178,021 RSUs that were granted in 2020 and later modified in an improbable-to-probable modification (Type III), related to which $741 and $1,695 of share-based compensation expense was recorded during the three and six months ended June 30, 2022, respectively. The awards were fully expensed as of June 30, 2022.
As of June 30, 2022, there was $631.7 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 3.1 years.
Performance Stock Units
The following table summarizes PSU activity for the period indicated:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	22,970,396	$9.52
Granted	122,190	3.71
Vested	—	n/a
Forfeited	(1,295,212)	7.53
Outstanding as of June 30, 2022	21,797,374	$9.60
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determine the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted during the period indicated:

Input	Six Months Ended June 30, 2022
Risk-free interest rate	1.6%
Expected volatility	37.7%
Fair value of common stock	$12.06
Dividend yield	—%
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
As of June 30, 2022, there was $103.3 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.4 years.

SoFi Technologies, Inc.

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
For the three and six months ended June 30, 2022, we recorded income tax expense of $(119) and $(871), respectively. For the three and six months ended June 30, 2021, we recorded income tax benefit (expense) of $78 and $(1,021), respectively. Income taxes were primarily due to income tax expense associated with the profitability of SoFi Lending Corp. and, for the 2022 periods, SoFi Bank, in some state jurisdictions where separate company filing is required. In the 2022 periods, this expense was partially offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to the Technisys Merger. See Note 2 for additional information.
During the six months ended June 30, 2022, we increased our unrecognized tax benefits by $9,885, of which $6,548 would impact the Company’s effective tax rate if realized. The increase resulted from the recognition of historical tax reserves that existed at the time of the Technisys Merger and were recorded through goodwill. See Note 2 for additional information. As part of our purchase consideration, there are shares held in escrow, which could be returned to SoFi to indemnify us against future tax settlements during the escrow period. We do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

During the six months ended June 30, 2022, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.
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
During the three and six months ended June 30, 2021, we recognized interest income of $— and $211, respectively, within interest income—related party notes, and we reversed the remainder of the loss for the discount to fair value that had not yet been accreted of $169 within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss), which was only applicable to the six-month period.
Note 15. Commitments, Guarantees, Concentrations and Contingencies
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2022 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for new

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
operating lease liabilities of $764 during the six months ended June 30, 2022, which were related to our recent acquisitions. Our finance leases expire in 2040.
Lease Concession
The lessor for one of our operating leases allowed us to defer payments on the lease beginning in April 2020 as a result of our inability to use the leased premises during the COVID-19 pandemic. During the concession period, we did not recognize operating lease cost and we did not remeasure the right-of-use asset or lease liability. We regained access to the leased premises in September 2021 and resumed lease amortization at that time. In the absence of this concession, we would have recognized additional operating lease cost of $566 and $1,132 during the three and six months ended June 30, 2021, respectively.
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
The parties are revisiting the sponsorship fees to determine the ultimate amount payable for the initial contract year and have agreed to seek to engage a third party with expertise in the valuation of sports media rights and sports sponsorship or promotional rights (“Valuation Expert”) to perform an evaluation of the delivered value during the initial contract year. The valuation has not begun as of the date of this Quarterly Report on Form 10-Q. Therefore, the Company is exposed to additional potential sales and marketing expense of up to $12.7 million, which reflects the difference between the actual sponsorship fees paid during the initial contract year and the commitment for the initial contract year made under the Naming and Sponsorship Agreement. As of June 30, 2022, we are unable to estimate the amount of reasonably possible additional costs we may incur

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
with respect to this contingency. Moreover, we have not determined that the likelihood of additional cost is probable. Therefore, as of June 30, 2022, we have not recorded additional expense related to this contingency.
Juarez et al v. SoFi Lending Corp. During January 2022, the parties advised the court that they had reached agreement on nearly all material terms of the settlement and were in the process of documenting the settlement and accompanying class action settlement notice and claim form. The settlement agreement was fully executed in April 2022 and the plaintiffs have moved for preliminary approval of the settlement. The proposed class settlement, which contemplates an aggregate payment by SoFi in an immaterial amount, remains subject to final court review and approval, which we expect to occur in 2023.
In re Renren Inc. Derivative Litigation. In April 2022, the Supreme Court of New York held a mediation with the plaintiffs and announced that, given the parties' inability to reach an agreement, the Court is going to approve a settlement over objections. On June 9, 2022, the Court issued a final order and judgment approving the settlement. During July 2022, two sets of shareholders that had objected to the settlement filed notices of appeal from the Court’s order and judgment approving the settlement. We do not expect these objections ultimately to affect the provision in the settlement agreement in which all claims against Social Finance are dismissed with prejudice.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees, which are disclosed in our Annual Report on Form 10-K. In the event of a repurchase, we are typically required to pay the purchase price of the loans transferred.
As of June 30, 2022 and December 31, 2021, the Company accrued liabilities within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets of $4,844 and $7,441, respectively, related to our estimated repurchase obligation, with the corresponding charges recorded within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of each of June 30, 2022 and December 31, 2021, the amount associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $6.5 billion.
As of June 30, 2022 and December 31, 2021, the Company had a total of $9.1 million in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of the Company’s operating lease obligations. A portion of the letters of credit was collateralized by $3.1 million of the Company’s cash, which is included within restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets.
As of June 30, 2022, the Company had a total of $9.7 million in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Mortgage Banking Regulatory Mandates
The Company is subject to certain state-imposed minimum net worth requirements for the states in which the Company is engaged in the business of a residential mortgage lender. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all minimum net worth requirements and, therefore, has not accrued any liabilities related to fines or penalties.
Retirement Plans
The Company has a 401(k) plan that covers all employees meeting certain eligibility requirements. The Company’s contributions to the plan are discretionary. The Company has not made any contributions to the plan to date.
Note 16. Loss Per Share
We compute loss per share attributable to common stock using the two-class method required for participating interests. Series 1 Redeemable Preferred Stock has preferential cumulative dividend rights. Pursuant to ASC 260, Earnings Per Share, for each period presented, we increased net loss by the contractual amount of dividends payable to holders of Series 1 Redeemable Preferred Stock. Subsequent to the Business Combination, we did not have any participating interests.
Basic loss per share of common stock was computed by dividing net loss, adjusted for the impact of Series 1 Redeemable Preferred Stock dividends, by the weighted average number of shares of common stock outstanding during the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
period. We excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted loss per share, as their inclusion would have been anti-dilutive.
The calculation of basic and diluted loss per share was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(95,835)	$(165,314)	$(206,192)	$(342,878)
Less: Redeemable preferred stock dividends	(10,079)	(10,079)	(20,047)	(20,047)
Net loss attributable to common stockholders – basic and diluted	$(105,914)	$(175,393)	$(226,239)	$(362,925)
Denominator:
Weighted average common stock outstanding – basic	910,046,750	365,036,365	881,608,165	241,282,003
Weighted average common stock outstanding – diluted	910,046,750	365,036,365	881,608,165	241,282,003
Loss per share – basic	$(0.12)	$(0.48)	$(0.26)	$(1.50)
Loss per share – diluted	$(0.12)	$(0.48)	$(0.26)	$(1.50)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of each period indicated:

	June 30,
	2022	2021
Common stock options	19,634,712	27,040,727
Common stock warrants	12,170,990	40,295,990
Unvested RSUs	60,741,866	53,128,121
Unvested PSUs	21,797,374	6,428,578
Convertible notes(1)	53,538,000	—
Contingent common stock(2)	6,903,663	320,649
Potentially issuable contingent common stock(3)	598,068	—
________________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the date indicated.
(2)As of June 30, 2022, includes contingently returnable common stock in connection with the Technisys Merger, which remains subject to further adjustment, pending final agreement regarding a closing net working capital calculation specified in the merger agreement. See Note 2 for additional information. As of June 30, 2021, included contingently issuable common stock in connection with our acquisition of 8 Limited, which was subsequently issued during the fourth quarter of 2021.
(3)As of June 30, 2022, includes the maximum amount of potentially issuable contingent common stock in connection with the Technisys Merger, which is pending final agreement regarding a closing net working capital calculation specified in the merger agreement. See Note 2 for additional information.
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

SoFi Technologies, Inc.

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
During the first quarter of 2022, we implemented a funds transfer pricing (“FTP”) framework to attribute net interest income to our business segments based on their usage and/or provision of funding. The primary objective of the FTP framework is to transfer interest rate risk from the business segments by providing matched duration of funding of assets and liabilities to allocate interest income and interest expense to each segment. Therefore, the financial impact, management and reporting of interest rate risk is centralized in Corporate/Other, where it is monitored and managed. Under the FTP framework, treasury provides a funds credit for sources of funds, such as deposits generated by our Financial Services segment, and a funds charge for the use of funds, such as loan originations in our Lending segment. The process for determining FTP credits and charges is based on a number of factors and assumptions, including prevailing market interest rates, the expected duration of interest-earning and interest-bearing assets and liabilities, contingent risks and behaviors, and the Company’s broader funding profile. As the durations of assets and liabilities are typically not perfectly matched, the residual impact of the FTP framework is reflected within Corporate/Other. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in further refinements or changes to the framework in future periods. During the second quarter of 2022, we further refined the FTP framework for determining average asset and liability balances. The application of the FTP framework impacts the measure of net interest income and, thereby, total net revenue and contribution profit (loss) for our Lending and Financial Services segments, as well as the total net revenue of Corporate/Other, but has no impact on our consolidated results of operations.
Prior to implementing the FTP framework, the presentation of our Lending and Financial Services segments’ net interest income reflected the difference between interest income earned on our loans and the actual interest expense incurred on any loans that were financed. Under the FTP framework, such interest expense is incurred by treasury within Corporate/Other and replaced by an FTP charge. Application of our current FTP framework during the comparative three and six month periods ended June 30, 2021, would have impacted Lending segment net interest income by $1,393 and $2,651, respectively, and Financial Services segment net interest income by $(51) and $(72), respectively. The offsetting impact would have been reflected within net interest income in Corporate/Other. If we had applied the refined methodology during the first quarter of 2021, Lending and Financial Services segment net interest income would have been impacted by $1,258 and $(21), respectively, relative to the net interest income reported in the comparative period.
The accounting policies of our reportable segments are consistent with those described in Note 1 and in our Annual Report on Form 10-K, except for the application of the FTP framework and the allocations of consolidated income and consolidated expenses. Assets are not allocated to reportable segments, as our CODM does not evaluate reportable segments using discrete asset information.
Segment Information
Lending.        The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities. We originate loans in each of the aforementioned channels with the objective of either selling whole

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
loans or securitizing a pool of originated loans for transfer to third-party purchasers. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests (inclusive of our economic hedging activities), gains or losses recognized on transfers that meet the true sale requirements, and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. In our Lending segment, we also earn the difference between interest income earned on our loans and interest expense, as determined using the FTP framework for the three-month 2022 period and a portion of the six-month 2022 period, and from our warehouse financing in the remainder of the six-month 2022 period and the full 2021 period. Our CODM considers net interest income in addition to contribution profit in evaluating the performance of our Lending segment and making resource allocation decisions. Therefore, we present interest income net of interest expense.
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
Financial Services.    The Financial Services segment primarily includes our SoFi Checking and Savings product (which commenced in the first quarter of 2022), SoFi Money cash management product, SoFi Invest product, SoFi Credit Card product, SoFi Relay personal finance management product and other financial services, such as equity capital markets and advisory services, lead generation, and content for other financial services institutions and our members. SoFi Checking and Savings provides members a digital banking experience that offers no account fees, 2-day early paycheck and a competitive annual percentage yield. SoFi Money cash management provides members a digital cash management experience. Effective June 5, 2022, our SoFi Money cash management accounts no longer earn interest, as we implemented our plan to build new features only for SoFi Checking and Savings and reduce support of our SoFi Money cash management accounts. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework, payment network fees on our member transactions and pay for order flow, digital assets transaction fees and share lending arrangements in SoFi Invest. We also earn referral fees in connection with referral activity we facilitate through our platform. The referral fee is paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Beginning in the third quarter of 2021, referral fees also include referral fulfillment fees earned for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator.
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
Corporate/Other.        Non-segment operations are classified as Corporate/Other (previously referred to as “Other”), which includes net revenues associated with corporate functions that are not directly related to a reportable segment. Beginning in the first quarter of 2022, net interest income (expense) within Corporate/Other reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. These non-segment net revenue (loss) also include interest income earned on corporate cash balances, nonrecurring income on certain investments from available cash on hand, such as our investments in AFS debt securities (which investments are not interconnected with our core business lines and, thereby, reportable segments), and interest expense on other corporate borrowings, such as our revolving credit facility and the amortization of debt issuance costs and original issue discount on our convertible notes. During the six months ended June 30, 2021, net revenue (loss) within Corporate/Other also included earnings in connection with related party transactions. Refer to Note 14 for further discussion of our related party transactions.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment for the periods indicated:

Three Months Ended June 30, 2022	Lending(2)	Technology Platform(1)	Financial Services(1)(2)	Reportable Segments Total(2)	Corporate/Other(1)(2)	Total
Net interest income (expense)	$114,003	$—	$12,925	$126,928	$(4,199)	$122,729
Noninterest income (loss)	143,114	83,899	17,438	244,451	(4,653)	239,798
Total net revenue (loss)	$257,117	$83,899	$30,363	$371,379	$(8,852)	$362,527
Servicing rights – change in valuation inputs or assumptions(3)	(9,098)	—	—	(9,098)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	2,662	—	—	2,662
Directly attributable expenses	(108,690)	(62,058)	(84,063)	(254,811)
Contribution profit (loss)	$141,991	$21,841	$(53,700)	$110,132

Three Months Ended June 30, 2021	Lending	Technology Platform	Financial Services	Reportable Segments Total	Corporate/Other	Total
Net interest income (expense)	$56,822	$(32)	$542	$57,332	$(1,320)	$56,012
Noninterest income	109,469	45,329	16,497	171,295	3,967	175,262
Total net revenue	$166,291	$45,297	$17,039	$228,627	$2,647	$231,274
Servicing rights – change in valuation inputs or assumptions(3)	224	—	—	224
Residual interests classified as debt – change in valuation inputs or assumptions(4)	5,717	—	—	5,717
Directly attributable expenses	(83,044)	(32,284)	(41,784)	(157,112)
Contribution profit (loss)	$89,188	$13,013	$(24,745)	$77,456

Six Months Ended June 30, 2022	Lending(2)	Technology Platform(1)	Financial Services(1)(2)	Reportable Segments Total(2)	Corporate/Other(1)(2)	Total
Net interest income (expense)	$208,357	$—	$18,807	$227,164	$(9,502)	$217,662
Noninterest income (loss)	301,749	144,704	35,099	481,552	(6,343)	475,209
Total net revenue (loss)	$510,106	$144,704	$53,906	$708,716	$(15,845)	$692,871
Servicing rights – change in valuation inputs or assumptions(3)	(20,678)	—	—	(20,678)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	5,625	—	—	5,625
Directly attributable expenses	(220,411)	(104,608)	(157,121)	(482,140)
Contribution profit (loss)	$274,642	$40,096	$(103,215)	$211,523

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Six Months Ended June 30, 2021	Lending	Technology Platform	Financial Services	Reportable Segments Total	Corporate/Other	Total
Net interest income (expense)	$108,599	$(68)	$771	$109,302	$(6,010)	$103,292
Noninterest income	205,669	91,430	22,731	319,830	4,136	323,966
Total net revenue (loss)	$314,268	$91,362	$23,502	$429,132	$(1,874)	$427,258
Servicing rights – change in valuation inputs or assumptions(3)	12,333	—	—	12,333
Residual interests classified as debt – change in valuation inputs or assumptions(4)	13,668	—	—	13,668
Directly attributable expenses	(163,395)	(62,664)	(83,766)	(309,825)
Contribution profit (loss)	$176,874	$28,698	$(60,264)	$145,308
____________________
(1)During the three and six months ended June 30, 2022, total net revenue for the Technology Platform segment included $953 and $1,723, respectively, of intercompany fees earned by Galileo from SoFi, which is a Galileo client. There is an equal and offsetting expense reflected within the Financial Services segment directly attributable expenses representing the intercompany fees incurred to Galileo. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within Corporate/Other and the expense is adjusted in our reconciliation of directly attributable expenses below. We did not recast the segment information for these intercompany amounts for the three and six months ended June 30, 2021, but rather reflected the full year 2021 impact within the fourth quarter of 2021, as inter-quarter amounts were determined to be immaterial. Additionally, for both the three and six months ended June 30, 2022, total net revenue for the Technology Platform segment included $718 of intercompany fees earned by Technisys from Galileo, which is a Technisys client. There is an equal and offsetting expense reflected within the Technology Platform segment directly attributable expenses representing the intercompany fees incurred by Galileo to Technisys. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within Corporate/Other and the expense is adjusted in our reconciliation of directly attributable expenses below.
(2)During the first quarter of 2022, we implemented a centralized FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, which impacted the measure of net interest income and, thereby, total net revenue and contribution profit (loss) in our Lending and Financial Services segments, as well as the total net revenue in Corporate/Other, but had no impact on our consolidated results of operations. The net interest income presented within Corporate/Other represents the residual impact of the FTP charges and FTP credits on our reportable segments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reportable segments total contribution profit	$110,132	$77,456	$211,523	$145,308
Corporate/Other total net revenue (loss)	(8,852)	2,647	(15,845)	(1,874)
Intercompany expenses	1,671	—	2,441	—
Servicing rights – change in valuation inputs or assumptions	9,098	(224)	20,678	(12,333)
Residual interests classified as debt – change in valuation inputs or assumptions	(2,662)	(5,717)	(5,625)	(13,668)
Expenses not allocated to segments:
Share-based compensation expense	(80,142)	(52,154)	(157,163)	(89,608)
Depreciation and amortization expense	(38,056)	(24,989)	(68,754)	(50,966)
Fair value change of warrant liabilities	—	(70,989)	—	(160,909)
Employee-related costs(1)	(45,316)	(36,944)	(88,006)	(69,224)
Special payment(3)	—	(21,181)	—	(21,181)
Other corporate and unallocated expenses(2)	(41,589)	(33,297)	(104,570)	(67,402)
Loss before income taxes	$(95,716)	$(165,392)	$(205,321)	$(341,857)
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The risk- and leverage-based capital ratios and amounts as of June 30, 2022 are presented below:

June 30, 2022	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$945,290	23.9%	7.0%	6.5%
Tier 1 risk-based capital	945,290	23.9%	8.5%	8.0%
Total risk-based capital	968,087	24.5%	10.5%	10.0%
Tier 1 leverage	945,290	32.6%	4.0%	5.0%

Risk-weighted assets	$3,952,945
Quarterly adjusted average assets	2,895,231

SoFi Technologies
CET1 risk-based capital	$3,035,247	30.2%	7.0%	N/A
Tier 1 risk-based capital	3,035,247	30.2%	8.5%	N/A
Total risk-based capital	3,378,418	33.6%	10.5%	N/A
Tier 1 leverage	3,035,247	34.4%	4.0%	N/A

Risk-weighted assets	$10,057,053
Quarterly adjusted average assets	8,832,284
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of June 30, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since June 30, 2022 that management believes would change the categorization.
Note 19. Subsequent Events
Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Quarterly Report on Form 10-Q.
On July 12, 2022, the Company’s stockholders approved the amendment and restatement of the 2021 Stock Option and Incentive Plan (the “Amended and Restated 2021 Plan”), including a modification to the evergreen provision and an increase in the number of shares of common stock available for issuance under the plan. As of the date of this filing, the Amended and Restated 2021 Plan includes an aggregate of 104,983,148 shares of common stock authorized for issuance of awards. The Amended and Restated 2021 Plan allows for the number of authorized shares to increase on the first day of each fiscal year beginning on January 1, 2023 and ending on and including January 1, 2030 equal to the lesser of (a) five percent of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (b) such smaller number of shares of common stock as determined by the Board.

SoFi Technologies, Inc.

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
Our three reportable segments and their respective offerings as of June 30, 2022 were as follows:

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
We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Once someone becomes a member, they are always considered a member unless they violate our terms of service. Our members have continuous access to our certified financial planners (“CFPs”), our career advice services, our member events, our content, educational material, news, and our tools and calculators, which are provided at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Since our inception through June 30, 2022, we have served approximately 4.3 million members who have used approximately 6.6 million products on the SoFi platform.

SoFi Technologies, Inc.

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
National Bank Charter.    In February 2022, we closed the Bank Merger, pursuant to which we acquired all of the outstanding equity interests in Golden Pacific Bancorp, Inc. and its wholly-owned subsidiary, Golden Pacific Bank, a national bank. Upon closing the Bank Merger, we became a bank holding company and Golden Pacific began operating as SoFi Bank. Golden Pacific’s community bank business continues to operate as a division of SoFi Bank.
As a bank holding company, we allow existing members to convert their SoFi Money cash management accounts into SoFi Checking and Savings accounts held at SoFi Bank, which allows us to offer both checking and savings features and higher interest rates on the accounts, and through which SoFi Bank can use the deposit accounts as an alternative and more cost-effective source of funding for loans, as compared to our loan warehouse facility financing arrangements. We are originating all new loan applications within SoFi Bank and transferred SoFi Credit Card and the majority of other lending products to SoFi Bank. Additionally, through SoFi Bank, we expect to, among other things, issue SoFi debit cards and provide ACH, check, and wire transaction services over time.
The key expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which have a lower borrowing cost of funds than our warehouse and securitization financing model, (ii) increasing our ability to hold loans on our balance sheet for longer periods, thereby enabling

SoFi Technologies, Inc.

us to earn interest on these loans for a longer period, and (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity. See Part II, Item 1A “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
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
Lending Segment
We offer personal loans, student loans and home loans and related services. We believe that our market opportunity within each of these lending channels is significant. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous. We are originating all new loan applications within SoFi Bank.
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
Prior to selling our loans, we rely upon deposits, warehouse financing and our own capital to enable us to expand our origination capabilities. We believe our ability to utilize deposits held at SoFi Bank to fund our loans can lower our overall cost of asset-backed financing over time. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment. In the first quarter of 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding.
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
Many technology platform segment contracts are multi-year contracts. In certain of our contracts, we provide for a variety of integrated platform services, which vary by client and are either non-cancellable or cancellable with a substantive payment. Pricing structures under these contracts are typically volume-based, or a combination of activity and volume-based,

SoFi Technologies, Inc.

and payment terms are predominantly monthly in arrears. Some of these contracts contain minimum monthly payments with agreed upon monthly service levels and may contain penalties if service levels are not met. Our technology platform software licenses are either perpetual or term based, and are recognized at a point in time, with the transaction price dependent upon the enforceable term of the software license in the case of a term-based license. We also have arrangements that are time and materials based, wherein the contractual term varies by customer. Finally, maintenance and support services are performed over time, and typically have a defined period of service.
Financial Services Segment
Our digital suite of financial services products, by nature, provides more daily interactions with our members and is, therefore, differentiated from our lending products, which inherently have less consistent touchpoints with our members. We offer a suite of financial services solutions across our SoFi Checking and Savings account, SoFi Money cash management account, SoFi Invest, SoFi Credit Card and SoFi Relay products. We also acquired commercial and consumer banking loans in the Bank Merger, which we do not expect to have a material impact on our segment performance. SoFi Checking and Savings provides a digital banking experience, while a SoFi Money cash management account provides a digital cash management experience for our members. Following the Bank Merger, we began to allow members to convert their SoFi Money cash management accounts into SoFi Checking and Savings accounts held at SoFi Bank. Effective June 5, 2022, our SoFi Money cash management accounts no longer earn interest, as we implemented our plan to build new features only for SoFi Checking and Savings and reduced support of our SoFi Money cash management accounts. SoFi Invest is a mobile-first investment platform offering members access to trading and advisory solutions, such as active investing, robo-advisory and digital assets accounts, the latter of which are further discussed below. SoFi Credit Card has no annual fee and is designed to help our members save, invest and pay down debt through a variable rewards program, with higher rewards offerings when redeeming into other SoFi products. To complement these products, we offer financial tracking through SoFi Relay, and partner with other enterprises through loan referrals and our SoFi At Work service. We also developed a financial services marketplace platform branded Lantern Credit to help applicants that do not qualify for SoFi products with alternative products from other providers, as well as providing a product comparison experience.
We earn revenues in connection with our Financial Services segment through various partnerships and our SoFi Checking and Savings accounts, SoFi Money cash management accounts and SoFi Invest products in the following ways:
•Brokerage fees: We earn brokerage fees from our share lending and payment for order flow arrangements related to our SoFi Invest product, exchange conversion services and digital assets activity. In our share lending arrangements and payment for order flow arrangements, we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume. In our exchange conversion arrangements, we earn fees for exchanging one currency for another. Historically, these fees have not been a significant portion of our total net revenue.
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
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. As such, the third-party enterprise partners are our customers in these referral arrangements. Beginning in the third quarter of 2021, we entered into a referral arrangement whereby we earn referral fulfillment fees for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. The referral fulfillment fee is determined as either of two fixed amounts based on the aggregate origination principal balance of the loan.
•Payment network fees: We earn payment network fees, which primarily constitute interchange fees from our SoFi-branded debit cards and our SoFi Credit Card product, which are reduced by fees payable to card associations and our fulfillment partners. These fees are remitted by merchants and are calculated by multiplying a set fee percentage by the transaction volume processed through such network. We arrange for performance by a card association and the bank issuer to enable certain aspects of the SoFi-branded transaction card process. We enter into contracts with both parties that establish the shared economics of SoFi-branded transaction cards. As we continue to transition our SoFi Money

SoFi Technologies, Inc.

cash management accounts to SoFi Checking and Savings accounts held at SoFi Bank, we expect to decrease certain fees payable to third parties over time.
•Enterprise service fees: These fees are earned in connection with services we provide to enterprise partners through our At Work product, such as when we facilitate transactions for the benefit of their employees, such as 529 plan contributions or student loan payments.
•Equity capital markets fees: Equity capital markets fees consist of underwriting fees. Beginning in the second quarter of 2021, we began earning underwriting fees related to our membership in underwriting syndicates for IPOs. We recognize equity capital markets fees on the applicable trade date.
•Net interest income: Our Financial Services segment earns interest income from deposits held at SoFi Bank through our implementation of an FTP framework in the first quarter of 2022, whereby the Financial Services segment is credited for the deposit funding it provides to our Lending segment. This interest income has no impact on our consolidated financial statements. To a lesser degree, we generate interest income from deposits sitting in our Member Banks, which are member bank holding companies that we exclusively relied on prior to becoming a bank holding company to provide cash management services to our members through our bank sweep program at our broker-dealer subsidiary. While we continue to utilize Member Banks, we now also sweep cash management accounts to SoFi Bank. We also generate interest income on SoFi Credit Card and on cash balances that we hold through SoFi Invest. Finally, we earn interest income in the Financial Services segment on certain commercial real estate and other commercial loans, such as small business loans. We incur interest expense on SoFi Credit Card through the FTP framework, which is eliminated in consolidation, as well as incur interest expense related to SoFi Checking and Savings and SoFi Money cash management balances.
COVID-19 Pandemic
The ongoing novel coronavirus (“COVID-19”) pandemic and its effects continue to evolve, particularly with the emergence of new variants and sub-variants that are increasingly transmissible and immune-evading. Macroeconomic conditions have been volatile and impacted by worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, and measures taken in response to the emergence of new variants. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments that are still uncertain and cannot be predicted. See Part II, Item 1A “Risk Factors — COVID-19 Pandemic Risks” for additional discussion of the risks and uncertainties associated with the ongoing impacts from the COVID-19 pandemic.

SoFi Technologies, Inc.

Executive Overview
The following tables display key financial measures for our three reportable segments and our consolidated company that are used, along with our key business metrics, by management to evaluate our business, measure our performance, identify trends and make strategic decisions. Contribution profit (loss) is the primary measure of segment-level profit and loss reviewed by management and is defined as total net revenue for each reportable segment less expenses directly attributable to the reportable segment and, in the case of our Lending segment, adjusted for fair value adjustments attributable to assumption changes associated with our servicing rights and residual interests classified as debt. See “Results of Operations”, “Summary Results by Segment” and “Non-GAAP Financial Measures” herein for discussion and analysis of these key financial measures.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Lending
Net interest income(1)	$114,003	$56,822	$208,357	$108,599
Total noninterest income	143,114	109,469	301,749	205,669
Total net revenue	257,117	166,291	510,106	314,268
Adjusted net revenue(2)	250,681	172,232	495,053	340,269
Contribution profit	141,991	89,188	274,642	176,874

Technology Platform
Net interest expense	$—	$(32)	$—	$(68)
Total noninterest income	83,899	45,329	144,704	91,430
Total net revenue(3)	83,899	45,297	144,704	91,362
Contribution profit	21,841	13,013	40,096	28,698

Financial Services
Net interest income(1)	$12,925	$542	$18,807	$771
Total noninterest income	17,438	16,497	35,099	22,731
Total net revenue	30,363	17,039	53,906	23,502
Contribution loss(3)	(53,700)	(24,745)	(103,215)	(60,264)

Corporate/Other(4)
Net interest expense	$(4,199)	$(1,320)	$(9,502)	$(6,010)
Total noninterest income (loss)	(4,653)	3,967	(6,343)	4,136
Total net revenue (loss)(3)	(8,852)	2,647	(15,845)	(1,874)

Consolidated
Net interest income	$122,729	$56,012	$217,662	$103,292
Total noninterest income	239,798	175,262	475,209	323,966
Total net revenue	362,527	231,274	692,871	427,258
Adjusted net revenue(2)	356,091	237,215	677,818	453,259
Net loss	(95,835)	(165,314)	(206,192)	(342,878)
Adjusted EBITDA(2)	20,304	11,240	28,988	15,372
___________________
(1)Net interest income for our Lending and Financial Services segments reported for the three and six months ended June 30, 2022 reflects the implementation of an FTP framework.
(2)Adjusted net revenue and adjusted EBITDA are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures, see “Non-GAAP Financial Measures” herein.
(3)Technology Platform segment total net revenue for the three and six months ended June 30, 2022 includes $953 and $1,723, respectively, of intercompany fees earned by Galileo from SoFi, which is a Galileo client. There is an equal and offsetting expense reflected within the Financial Services segment contribution loss representing the intercompany fees incurred to Galileo. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within Corporate/Other and the expense represents a reconciling item of segment contribution profit (loss) to consolidated loss before income taxes. For the year ended December 31, 2021, all intercompany amounts were reflected in the fourth quarter, as inter-quarter amounts were determined to be immaterial. Additionally, for both the three and six months ended June 30, 2022, total net revenue for the Technology Platform segment

SoFi Technologies, Inc.

included $718 of intercompany fees earned by Technisys from Galileo, which is a Technisys client. There is an equal and offsetting expense reflected within the Technology Platform segment directly attributable expenses representing the intercompany fees incurred by Galileo to Technisys. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within Corporate/Other and the expense is adjusted in our reconciliation of directly attributable expenses below. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(4)Corporate/Other (previously referred to as “Other”) primarily includes total net revenue associated with corporate functions, non-recurring gains and losses from non-securitization investment activities and interest income and realized gains and losses associated with investments in available-for-sale (“AFS”) debt securities, all of which are not directly related to a reportable segment. For the three and six months ended June 30, 2022, net interest income within Corporate/Other also reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework.
Key Recent Developments
We continue to execute on our growth and other strategic initiatives and we continue to celebrate launches across our product suite and strategic partnerships, further establishing ourselves as a platform that enables individuals to borrow, save, spend, invest, and protect their assets.
In March 2022, we closed the Technisys Merger, which added a cloud-native digital and core banking platform with an existing footprint of clients in Latin America to our technology platform offerings. We believe that the combination of the Technisys core banking platform with our existing technology platform offerings provides an end-to-end vertically integrated technology stack, which we expect will meet both the expanding needs of our existing and expected future clients. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the Technisys Merger.
In February 2022, we closed the Bank Merger, after which we became a bank holding company and Golden Pacific began operating as SoFi Bank. We believe operating a national bank allows us to provide members and prospective members broader and more competitive options across their financial services needs and lowers our cost of asset-backed financing (by utilizing deposits held at SoFi Bank to fund our loans). We also believe that operating as a national bank enables us to offer lower interest rates on loans to members as well as offer higher interest rates on deposit accounts. See “Business Overview—National Bank Charter” herein and Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the Bank Merger.
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

SoFi Technologies, Inc.

Quarterly Adjusted Net Revenue
In Thousands
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Total net revenue	$362,527	$231,274	$692,871	$427,258
Servicing rights – change in valuation inputs or assumptions(1)	(9,098)	224	(20,678)	12,333
Residual interests classified as debt – change in valuation inputs or assumptions(2)	2,662	5,717	5,625	13,668
Adjusted net revenue	$356,091	$237,215	$677,818	$453,259
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
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented below for the quarterly periods indicated:

	Quarter Ended
($ in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Total net revenue	$362,527	$330,344	$285,608	$272,006	$231,274
Servicing rights – change in valuation inputs or assumptions(1)	(9,098)	(11,580)	(9,273)	(409)	224
Residual interests classified as debt – change in valuation inputs or assumptions(2)	2,662	2,963	3,541	5,593	5,717
Adjusted net revenue	$356,091	$321,727	$279,876	$277,190	$237,215
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

SoFi Technologies, Inc.

The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Total net revenue – Lending	$257,117	$166,291	$510,106	$314,268
Servicing rights – change in valuation inputs or assumptions(1)	(9,098)	224	(20,678)	12,333
Residual interests classified as debt – change in valuation inputs or assumptions(2)	2,662	5,717	5,625	13,668
Adjusted net revenue – Lending	$250,681	$172,232	$495,053	$340,269
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

Quarterly Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(95,835)	$(165,314)	$(206,192)	$(342,878)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	3,450	1,378	6,099	6,386
Income tax expense (benefit)(2)	119	(78)	871	1,021
Depreciation and amortization(3)	38,056	24,989	68,754	50,966
Share-based expense	80,142	52,154	157,163	89,608
Transaction-related expense(4)	808	21,181	17,346	23,359
Fair value changes in warrant liabilities(5)	—	70,989	—	160,909
Servicing rights – change in valuation inputs or assumptions(6)	(9,098)	224	(20,678)	12,333
Residual interests classified as debt – change in valuation inputs or assumptions(7)	2,662	5,717	5,625	13,668
Total adjustments	116,139	176,554	235,180	358,250
Adjusted EBITDA	$20,304	$11,240	$28,988	$15,372
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense primarily included (i) interest on our revolving credit facility, (ii) for the 2022 periods, the amortization of debt discount and debt issuance costs on our convertible notes, and (iii) for the six-month 2021 period, interest on the seller note issued in connection with our acquisition of Galileo. Our adjusted EBITDA measure does not adjust for interest expense on warehouse facilities and securitization debt, which are recorded within interest expense—securitizations and warehouses in the unaudited condensed consolidated statements of operations and comprehensive income (loss), as these interest expenses are direct operating expenses driven by loan origination and sales activity. Additionally, our adjusted EBITDA measure does not adjust for interest expense on deposits or interest expense on our finance lease liability in connection with SoFi Stadium, which are recorded within interest expense—other, as these interest expenses are direct operating expenses. Revolving credit facility interest expense for the three- and six-month periods increased due to higher interest rates during the 2022 periods on identical outstanding debt period over period.
(2)Our income tax expense positions were primarily a function of SoFi Lending Corp.’s profitability, and for the 2022 periods, SoFi Bank, in state jurisdictions where separate filings are required. The income tax expense in the 2022 periods was partially offset by an income tax benefit at Technisys. See Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the three- and six-month 2022 periods increased compared to the comparable 2021 periods primarily in connection with our recent acquisitions and growth in our software balance, partially offset by the acceleration of core banking infrastructure amortization during the 2021 periods.
(4)Transaction-related expenses in the 2022 periods primarily included financial advisory and professional services costs associated with our acquisition of Technisys. Transaction-related expenses in the three-month 2021 period included the special payment to the holders of Series 1 Redeemable Preferred Stock in conjunction with the Business Combination. Transaction-related expenses in the six-month 2021 period also included financial advisory and professional services costs associated with our then-pending acquisition of Golden Pacific.
(5)Our adjusted EBITDA measure excludes the non-cash fair value changes in warrants accounted for as liabilities, which were measured at fair value through earnings. The amounts in the 2021 periods related to changes in the fair value of Series H warrants issued by Social Finance in 2019 in connection with certain redeemable preferred stock issuances. We did not measure the Series H warrants at fair value subsequent to May 28, 2021 in conjunction with the Business Combination, as they were reclassified into permanent equity.
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

SoFi Technologies, Inc.

We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the quarterly periods indicated below:

	Quarter Ended
($ in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Net loss	$(95,835)	$(110,357)	$(111,012)	$(30,047)	$(165,314)
Non-GAAP adjustments:
Interest expense – corporate borrowings	3,450	2,649	2,593	1,366	1,378
Income tax expense (benefit)	119	752	1,558	181	(78)
Depreciation and amortization	38,056	30,698	26,527	24,075	24,989
Share-based expense	80,142	77,021	77,082	72,681	52,154
Transaction-related expense	808	16,538	2,753	1,221	21,181
Fair value changes in warrant liabilities	—	—	10,824	(64,405)	70,989
Servicing rights – change in valuation inputs or assumptions	(9,098)	(11,580)	(9,273)	(409)	224
Residual interests classified as debt – change in valuation inputs or assumptions	2,662	2,963	3,541	5,593	5,717
Total adjustments	116,139	119,041	115,605	40,303	176,554
Adjusted EBITDA	$20,304	$8,684	$4,593	$10,256	$11,240

Key Business Metrics
The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	June 30, 2022	June 30, 2021	% Change
Members	4,318,705	2,560,492	69%
Total Products	6,564,174	3,667,121	79%
Total Products — Lending segment	1,202,027	981,440	22%
Total Products — Financial Services segment	5,362,147	2,685,681	100%
Total Accounts — Technology Platform segment(1)	116,570,038	78,902,156	48%
___________________
(1)Total accounts refers to the number of open accounts at Galileo as of the reporting date. Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements. Intercompany revenue is eliminated in consolidation. We did not recast the total accounts as of June 30, 2021 to conform to the current year presentation, as the impact was determined to be immaterial.
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

SoFi Technologies, Inc.

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

Products
In Thousands
Total lending products were composed of the following as of the dates indicated:

Lending Products	June 30, 2022	June 30, 2021	Variance	% Change
Home loans	25,128	18,102	7,026	39%
Personal loans	714,735	544,068	170,667	31%
Student loans	462,164	419,270	42,894	10%
Total lending products	1,202,027	981,440	220,587	22%

SoFi Technologies, Inc.

Total financial services products were composed of the following as of the dates indicated:

Financial Services Products	June 30, 2022	June 30, 2021	Variance	% Change
SoFi Money(1)	1,837,138	954,519	882,619	92%
Invest	1,961,425	1,038,570	922,855	89%
Credit Card	139,781	42,744	97,037	227%
Referred loans(2)	28,037	—	28,037	n/m
Relay	1,344,538	626,195	718,343	115%
At Work	51,228	23,653	27,575	117%
Total financial services products	5,362,147	2,685,681	2,676,466	100%
___________________
(1)Includes SoFi Checking and Savings accounts held at SoFi Bank, beginning in the first quarter of 2022, and SoFi Money cash management accounts.
(2)Limited to loans wherein we provide third party fulfillment services.

Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements, which includes intercompany revenue from SoFi. Intercompany revenue is eliminated in consolidation. We did not recast total accounts as of June 30, 2021 to conform to the current year presentation, as the impact was determined to be immaterial. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for the Technisys products and solutions, as the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

	June 30, 2022	June 30, 2021	Variance	% Change
Total Accounts	116,570,038	78,902,156	37,667,882	48%
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
Industry Trends and General Economic Conditions
Interest Rates and Macroeconomic Conditions
The Federal Reserve has increased the benchmark interest rate four times during 2022: 25 basis points in March 2022, 50 basis points in May 2022, and 75 basis points in each of June and July 2022. We expect additional increases in the benchmark interest rate during the remainder of 2022, largely in response to increasing inflation. We anticipate that in a rising interest rate environment, and operating under a bank charter, we will be able to offer more competitive interest rates to our members on their deposits, which we believe would result in increasing demand for our deposits. However, rising interest rates could unfavorably impact demand for refinancing loan products. In addition, if the Federal Reserve does not effectively curb inflation or interest rates rise unexpectedly or too quickly, it could have a negative impact on the overall economy which could adversely impact our results of operations. In addition to rising interest rates, the U.S. economy experienced negative gross domestic product growth in the first and second quarters of 2022 and consumer confidence indicators are down. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.

SoFi Technologies, Inc.

Student Loan Relief
In April 2022, President Biden directed a sixth extension of the federal student loan payment moratorium to August 31, 2022. We anticipate that there could be an additional extension beyond August 2022 by the Biden administration. Increased focus by policymakers and the current presidential administration on outstanding student loans has led to discussions of potential legislative and regulatory actions, among other possible steps, to reduce outstanding balances of loans, or cancel loans at a significant scale, including the potential forgiveness of federal student debt. Should there be further student loan relief measures, we expect that this would continue to decrease the demand for our student loan refinancing products and would likely have an adverse impact on our results of operations and overall business.
Results of Operations
The following table sets forth condensed consolidated statements of income data for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Interest income
Loans	$145,337	$79,678	82%	$259,722	$156,899	66%
Securitizations	2,567	3,794	(32)%	5,325	8,261	(36)%
Related party notes	—	—	—%	—	211	(100)%
Other	1,608	636	153%	2,877	1,265	127%
Total interest income	149,512	84,108	78%	267,924	166,636	61%
Interest expense
Securitizations and warehouses	18,599	26,250	(29)%	38,505	56,058	(31)%
Deposits	4,543	—	n/m	4,974	—	n/m
Corporate borrowings	3,450	1,378	150%	6,099	6,386	(4)%
Other	191	468	(59)%	684	900	(24)%
Total interest expense	26,783	28,096	(5)%	50,262	63,344	(21)%
Net interest income	122,729	56,012	119%	217,662	103,292	111%
Noninterest income
Loan origination and sales	144,414	109,719	32%	302,118	220,064	37%
Securitizations	(11,737)	(26)	n/m	(23,018)	(2,062)	n/m
Servicing	10,471	(224)	n/m	22,707	(12,333)	(284)%
Technology products and solutions	81,670	44,950	82%	141,527	90,609	56%
Other	14,980	20,843	(28)%	31,875	27,688	15%
Total noninterest income	239,798	175,262	37%	475,209	323,966	47%
Total net revenue	362,527	231,274	57%	692,871	427,258	62%
Noninterest expense
Technology and product development	99,366	69,389	43%	181,274	135,337	34%
Sales and marketing	143,854	94,951	52%	281,992	182,185	55%
Cost of operations	79,091	60,624	30%	149,528	118,194	27%
General and administrative	125,829	171,216	(27)%	262,334	332,913	(21)%
Provision for credit losses	10,103	486	n/m	23,064	486	n/m
Total noninterest expense	458,243	396,666	16%	898,192	769,115	17%
Loss before income taxes	(95,716)	(165,392)	(42)%	(205,321)	(341,857)	(40)%
Income tax (expense) benefit	(119)	78	(253)%	(871)	(1,021)	(15)%
Net loss	$(95,835)	$(165,314)	(42)%	$(206,192)	$(342,878)	(40)%
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	$(1,991)	$—	n/m	$(6,446)	$—	n/m
Foreign currency translation adjustments, net	(56)	(266)	(79)%	(94)	(346)	(73)%
Total other comprehensive loss	(2,047)	(266)	670%	(6,540)	(346)	n/m
Comprehensive loss	$(97,882)	$(165,580)	(41)%	$(212,732)	$(343,224)	(38)%

SoFi Technologies, Inc.

Interest Income
The following table presents the components of our total interest income for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Loans	$145,337	$79,678	82%	$259,722	$156,899	66%
Securitizations	2,567	3,794	(32)%	5,325	8,261	(36)%
Related party notes	—	—	—%	—	211	(100)%
Other	1,608	636	153%	2,877	1,265	127%
Total interest income	$149,512	$84,108	78%	$267,924	$166,636	61%
Total interest income increased by $65.4 million, or 78%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased by $101.3 million, or 61%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, the components of which are discussed below.
Three Months—Loans.    Loans interest income increased by $65.7 million, or 82%, primarily driven by increases in non-securitization personal loan and student loan interest income of $61.7 million (173%) and $9.1 million (41%), respectively, which were primarily a function of increases in aggregate average balances for personal loans and student loans of $2.0 billion (158%) and $1.2 billion (60%), respectively. The personal loan average balance increase was primarily attributable to higher origination volume combined with longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods. We also had an increase in our whole loan interest rates. These increases were offset by decreases in interest income from consolidated personal loan and student loan securitizations of $6.5 million (61%) and $3.1 million (32%), respectively, which were impacted by decreases in average balances for personal loans and student loans of $265.0 million (63%) and $251.0 million (34%), respectively. The decreases in aggregate average balances were primarily attributable to payment activity and the absence of additions to our consolidated securitization loan balances. The remaining increase in interest income included $3.2 million attributable to credit card, $1.1 million attributable to the acquired loan portfolio in the Bank Merger, and $0.1 million attributable to home loans.
Six Months—Loans.    Loans interest income increased by $102.8 million, or 66%, primarily driven by increases in non-securitization personal loan and student loan interest income of $97.5 million and $18.5 million, respectively, which were primarily a function of increases in average balances for personal loans and student loans of $1.6 billion (133%) and $1.2 billion (61%), respectively, attributable to longer loan holding periods. These increases were offset by decreases in interest income from consolidated personal loan and student loan securitizations of $14.1 million (60%) and $7.0 million (34%), respectively, which were impacted by decreases in average balances for personal loans and student loans of $288.9 million (62%) and $277.6 million (35%), respectively. The decreases in aggregate average balances were primarily attributable to payment activity and the absence of additions to our consolidated securitization loan balances. The remaining increase in interest income included $5.8 million attributable to credit card, $1.7 million attributable to the acquired loan portfolio in the Bank Merger, and $0.6 million attributable to home loans.
Three Months—Securitizations.    Securitizations interest income decreased by $1.2 million, or 32%, which was primarily attributable to decreases in residual investment interest income of $0.6 million and asset-backed bonds of $0.7 million related to decreases in average securitization investment balances period over period, as securitization payments outpaced new securitization investments. This outcome was impacted by the absence of any securitization transactions during the 2022 period.
Six Months—Securitizations.    Securitizations interest income decreased by $2.9 million, or 36%, which was primarily attributable to decreases in residual investment interest income of $1.5 million and asset-backed bonds of $1.6 million related to decreases in average securitization investment balances period over period. This outcome was impacted by the absence of any securitization transactions during the 2022 period.
Six Months—Related Party Notes. We did not have any related party notes interest income in the 2022 period. Related party notes interest income in the 2021 period of $0.2 million was attributable to our loans to Apex, which were fully settled in February 2021. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our related party notes.
Three Months—Other.    Other interest income increased by $1.0 million, or 153%, primarily due to $0.8 million higher interest income earned on our interest-bearing cash and cash equivalents balances primarily due to higher average balances period over period, and interest income of $0.4 million earned on our investments in AFS debt securities, which we did not own

SoFi Technologies, Inc.

during the comparable 2021 period, partially offset by a decrease of $0.4 million in interest earned on Member Bank deposits, as member balances have migrated to SoFi Bank.
Six Months—Other.    Other interest income increased by $1.6 million, or 127%, primarily due to $1.0 million higher interest income earned on our interest-bearing cash and cash equivalents balances primarily due to higher average balances period over period, and interest income of $0.7 million earned on our investments in AFS debt securities, which we did not own during the comparable 2021 period, partially offset by a decrease of $0.4 million in interest earned on Member Bank deposits, as member balances have increasingly migrated to SoFi Bank.
Interest Expense
The following table presents the components of our total interest expense for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Securitizations and warehouses	$18,599	$26,250	(29)%	$38,505	$56,058	(31)%
Deposits	4,543	—	n/m	4,974	—	n/m
Corporate borrowings	3,450	1,378	150%	6,099	6,386	(4)%
Other	191	468	(59)%	684	900	(24)%
Total interest expense	$26,783	$28,096	(5)%	$50,262	$63,344	(21)%
Total interest expense decreased by $1.3 million, or 5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and decreased by $13.1 million, or 21%, for the six months ended June 30, 2022 compared to the same period in 2021, the components of which are discussed below.
Securitizations and Warehouses.    The following tables present the components of securitizations and warehouses interest expense and other pertinent information.

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Securitization debt interest expense	$5,204	$9,414	(45)%	$10,737	$20,362	(47)%
Warehouse debt interest expense	9,717	9,370	4%	19,620	19,901	(1)%
Residual interests classified as debt interest expense	1,037	2,146	(52)%	2,565	4,345	(41)%
Debt issuance cost interest expense	2,641	5,320	(50)%	5,583	11,450	(51)%
Securitizations and warehouses interest expense	$18,599	$26,250	(29)%	$38,505	$56,058	(31)%

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Average debt balances(1)
Securitization debt	$547,049	$983,849	(44)%	$586,075	$1,075,775	(46)%
Warehouse facilities	2,093,373	2,330,664	(10)%	2,318,839	2,435,666	(5)%
Weighted average interest rates(2)
Securitization debt	3.8%	3.8%	n/m	3.7%	3.8%	n/m
Warehouse facilities	1.9%	1.6%	n/m	1.7%	1.6%	n/m
___________________
(1)Average balances were calculated based on four- and seven-month ending balances.
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

SoFi Technologies, Inc.

Securitizations and warehouses interest expense decreased by $7.7 million, or 29%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and decreased by $17.6 million, or 31%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by the following:
•Securitization debt interest expense (exclusive of debt issuance and discount amortization) decreased by $4.2 million (45%) for the three months ended June 30, 2022 compared to the same period in 2021, and decreased by $9.6 million (47%) for the six months ended June 30, 2022 compared to the same period in 2021 primarily driven by a decline in the average balance of securitization debt of 44% and 46%, respectively, which was attributable to payment activity and the absence of additional securitization debt during the 2022 periods.
•Warehouse debt interest expense (exclusive of debt issuance amortization) increased by $0.3 million (4%) for the three months ended June 30, 2022 compared to the same period in 2021, and decreased by $0.3 million (1)% for the six months ended June 30, 2022 compared to the same period in 2021. The three-month increase in interest expense was attributable to sharp increases in benchmark rates, which were partially mitigated through a decrease in our borrowing base and negotiated decreases in borrowing spreads. The six-month decrease in interest expense was primarily related to the utilization of warehouse facilities with lower spreads during the 2022 period combined with a decrease in our borrowing base, which was partially offset by an increase in benchmark rates.
•Residual interests classified as debt interest expense decreased by $1.1 million (52%) for the three months ended June 30, 2022 compared to the same period in 2021, and decreased by $1.8 million (41%) for the six months ended June 30, 2022 compared to the same period in 2021, which were correlated with lower balances of residual interests classified as debt during the 2022 periods, as the residual debt balances continue to pay down over time and there were no additions to the balance during the 2022 periods.
•Debt issuance cost interest expense decreased by $2.7 million (50%) for the three months ended June 30, 2022 compared to 2021, and decreased by $5.9 million (51%) for the six months ended June 30, 2022 compared to the same period in 2021, which were primarily driven by a lower run rate on our issuance cost amortization related to our loan warehouse facilities, as we have extended certain loan warehouse facilities over time, which had the effect of lowering the quarterly debt issuance cost amortization. The variance was also impacted by the acceleration of certain debt issuance costs during the 2021 periods, which contributed to favorable variances of $1.5 million and $2.8 million, respectively, period over period.
Deposits.    Deposits interest expense of $4.5 million and $5.0 million for the three and six months ended June 30, 2022, respectively, was related to interest earned by members on deposits held at SoFi Bank, which had average balances of $1.8 billion and $1.1 billion, respectively. Deposit accounts also earned a higher interest rate during the second quarter of 2022.
Corporate Borrowings.    Corporate borrowings interest expense increased by $2.1 million, or 150%, for the three months ended June 30, 2022 compared to the same period in 2021, and decreased by $0.3 million, or 4%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the following:
•We incurred interest expense of $1.3 million and $2.5 million for the three- and six-month 2022 periods, respectively, associated with our issuance of convertible notes in the fourth quarter of 2021, which consisted of the amortization of the debt discount and debt issuance costs.
•Interest expense on our revolving credit facility increased by $0.8 million for each of the three- and six-month periods, as one-month LIBOR increased during the second quarter of 2022, while the average balance remained constant.
•Interest expense incurred on the Galileo seller note, which was repaid in February 2021, decreased by $3.6 million for the six-month period.
Other.    Other interest expense decreased by $0.3 million, or 59%, for the three months ended June 30, 2022 compared to the same period in 2021, and decreased by $0.2 million, or 24%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a decrease in interest expense related to our SoFi Money cash management product, as these accounts ceased earning interest effective June 5, 2022.

SoFi Technologies, Inc.

Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Loan origination and sales	$144,414	$109,719	32%	$302,118	$220,064	37%
Securitizations	(11,737)	(26)	n/m	(23,018)	(2,062)	n/m
Servicing	10,471	(224)	n/m	22,707	(12,333)	(284)%
Technology products and solutions	81,670	44,950	82%	141,527	90,609	56%
Other	14,980	20,843	(28)%	31,875	27,688	15%
Total noninterest income	$239,798	$175,262	37%	$475,209	$323,966	47%
Total net revenue	$362,527	$231,274	57%	$692,871	$427,258	62%
Total noninterest income increased by $64.5 million, or 37%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased by $151.2 million, or 47%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, the components of which are discussed below.
Three Months—Loan Origination and Sales.    Loan origination and sales increased by $34.7 million, or 32%, primarily due to the following:
•an increase of $46.9 million (83%) in personal loan origination and sales income, of which $21.7 million was attributable to the net effect of (i) higher origination volume during the 2022 period, (ii) fair value markups of loans, and (iii) lower execution prices on sales activity. Our economic hedging activities are designed to offset the effects of fair value marks and sales price execution. Overall, we had an increase of $25.2 million on our personal loan economic hedging activities in the 2022 period, which was inclusive of gains on loan origination economic hedges made during the period, as well as economic hedges of loans that remained on our balance sheet from March 31, 2022 or were sold during the 2022 period, and was amplified by the interest rate volatility during the current period as compared to the 2021 period;
•an increase of $2.1 million (6%) in student loan origination and sales income, which was inclusive of losses on related student loan commitments of $0.3 million and interest rate caps of $0.9 million. We had an aggregate $31.8 million decline due to the combined impacts of (i) lower origination volume in the current quarter at lower prices, (ii) lower fair value marks of loans, and (iii) lower execution prices on 2022 sales activity. Offsetting these declines were increases of $34.2 million on our student loan economic hedging activities for the same reasons as stated in the foregoing personal loan discussion;
•a decrease of $13.9 million (83%) in home loan origination and sales related income, of which $40.7 million was attributable to the effect of lower origination volume in the current quarter at lower prices, as well as lower execution prices on sales activity. Offsetting this decline was the favorable impact related to IRLCs of $3.5 million and higher gains on home loan pipeline hedges of $23.2 million, which offset some of our period-over-period declines in home loan fair values; and
•a decrease of $1.1 million (30%) in home loan origination fees, which was driven by a 58% decrease in origination volume that was partially mitigated by higher fees earned per loan originated due the rising interest rate environment in the 2022 period.
Six Months—Loan Origination and Sales.     Loan origination and sales increased by $82.1 million, or 37%, primarily due to the following:
•an increase of $108.5 million (122%) in personal loan origination and sales income, of which $34.7 million was attributable to the net effect of (i) significantly higher origination volume during the 2022 period, (ii) lower fair value marks of loans, and (iii) lower execution prices on sales activity. Our economic hedging activities are designed to offset the effects of fair value marks and sales price execution. Overall, we had higher gains of $73.8 million on our personal loan economic hedging activities in the 2022 period, which was inclusive of gains on loan origination economic hedges made during the period, as well as economic hedges of loans that remained on our balance sheet from December 31, 2021 or were sold during the 2022 period, and was amplified by the interest rate volatility during the current period as compared to the 2021 period;

SoFi Technologies, Inc.

•an increase of $7.1 million (9%) in student loan origination and sales income, of which $98.0 million was related to our student loan economic hedging activities for the same reasons as stated in the foregoing personal loan discussion. This increase was partially offset by an aggregate $88.5 million decline due to the combined impacts of (i) lower origination volume in the 2022 period at lower prices, (ii) lower fair value mark of loans, and (iii) lower execution prices on 2022 sales activity. Additionally, we had losses on student loan commitments of $2.5 million and interest rate caps of $3.0 million;
•a decrease of $33.8 million (79%) in home loan origination and sales related income, of which $72.2 million was attributable to the effect of lower origination volume in the 2022 period at lower prices, as well as lower execution prices on sales activity. Offsetting this decline was the favorable impact related to IRLCs of $5.2 million and higher gains on home loan pipeline hedges of $33.2 million, which offset some of our period-over-period declines in home loan fair values; and
•a decrease of $3.9 million (50%) in home loan origination fees, which was driven by a 58% decrease in origination volume that was partially mitigated by higher fees earned per loan originated due the rising interest rate environment in the 2022 period.
Three Months—Securitizations.    Securitizations income decreased by $11.7 million, primarily due to an aggregate decrease of $13.9 million in securitization loan fair market value changes, principally due to increases in market interest rates. We also had a decline in securitization investment fair values of $4.6 million, which was primarily attributable to negative fair value adjustments on our securitization bonds that were impacted by the interest rate volatility during the 2022 period. These unfavorable variances were partially offset by gains of $2.7 million in the 2022 period on our economic hedges of securitization investments.
Additionally, securitizations income was favorably impacted by a reduction in securitization loan write-offs of $2.9 million in the 2022 period, which was correlated with lower average securitization loan balances and stronger securitization loan credit performance during the 2022 period, as well as a decline in residual debt fair value adjustments of $1.9 million, exclusive of the portion reclassified to interest expense.
Six Months—Securitizations.    Securitizations income decreased by $21.0 million, primarily due to an aggregate decrease of $27.9 million in securitization loan fair market value changes, principally due to increases in market interest rates. We also had a decline in securitization investment fair values of $13.2 million, which was primarily attributable to negative fair value adjustments on our securitization bonds that were impacted by the interest rate volatility during the 2022 period. These unfavorable variances were partially offset by gains of $9.1 million in the 2022 period on our economic hedges of securitization investments.
Additionally, securitizations income was favorably impacted by a reduction in securitization loan write-offs of $5.6 million in the 2022 period, which was correlated with lower average securitization loan balances and stronger securitization loan credit performance during the 2022 period, as well as a decline in residual debt fair value adjustments of $6.3 million, exclusive of the portion reclassified to interest expense.

SoFi Technologies, Inc.

The table below presents additional information related to loan gains and losses and overall performance:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Gains from non-securitization loan transfers	$21,581	$71,064	(70)%	$68,867	$141,964	(51)%
Gains from loan securitization transfers(1)	—	18,021	(100)%	—	47,048	(100)%
Economic derivative hedges of securitization investments(2)	2,749	—	n/m	9,068	—	n/m
Economic derivative hedges of loan fair values(3)	69,535	(13,937)	(599)%	230,142	22,134	940%
Home loan origination fees(4)	2,638	3,770	(30)%	3,931	7,790	(50)%
Loan write-off expense – whole loans(5)	(13,603)	(3,600)	278%	(21,677)	(8,725)	148%
Loan write-off expense – securitization loans(6)	(425)	(3,296)	(87)%	(2,076)	(7,676)	(73)%
Loan repurchase (expense) benefit(7)	(93)	(915)	(90)%	1,787	(2,398)	(175)%
___________________
(1)Represents the gain recognized on loan securitization transfers qualifying for sale accounting treatment, excluding the impact of economic hedging activities. We had no loan securitization transfers during the three and six months ended June 30, 2022.
(2)Represents the gain on interest rate swaps utilized to manage interest rate risk associated with certain of our securitization investments.
(3)During the three months ended June 30, 2022, we had gains on interest rate swap positions of $53.4 million, which comprised $28.6 million related to student loan hedges and $24.8 million related to personal loan hedges. We also had gains on interest rate caps of $0.9 million. These gains were primarily attributable to increases in interest rates during the period. We also had gains of $15.2 million on home loan pipeline hedges primarily due to decreases in the underlying hedge price index during the period. During the three months ended June 30, 2021, we had losses of $5.9 million on interest rate swap positions, primarily due to declines in interest rates during the period, and losses of $8.0 million on mortgage pipeline hedges due to increases in the underlying hedge price index. During the six months ended June 30, 2022 and 2021, we had gains of $187.9 million and $16.6 million, respectively, on interest rate swap positions. The six-month 2022 period gains comprised $113.2 million related to student loan hedges and $74.8 million related to personal loan hedges. We also had gains on interest rate caps of $3.5 million. These gains were primarily attributable to increases in interest rates during the 2022 period. We also had gains of $38.7 million and $5.6 million during the six months ended June 30, 2022 and 2021, respectively, on mortgage pipeline hedges primarily due to decreases in the underlying hedge price index during the periods. Our economic hedge gains during the periods also included the impact of hedging of loan origination volume. Amounts presented herein exclude IRLCs and student loan commitments, as they are not economic hedges of loan fair values.
(4)For the three and six months ended June 30, 2022, the decreases relative to the comparable 2021 periods were correlated with a 58% decrease in each period in home loan origination volume, which was partially mitigated by higher fees earned per loan originated due the rising interest rate environment in 2022.
(5)For the three months ended June 30, 2022 and 2021, includes gross write-offs of $17.7 million and $6.6 million, respectively. During the three-month 2022 period, $1.0 million of the $4.1 million of recoveries were captured via loan sales to a third-party collection agency. During the three-month 2021 period, $1.4 million of the $3.0 million of recoveries were captured via loan sales to a third-party collection agency. For the six months ended June 30, 2022 and 2021, includes gross write-offs of $29.5 million and $14.0 million, respectively. During the six-month 2022 period, $1.7 million of the $7.8 million of recoveries were captured via loan sales to a third-party collection agency. During the six-month 2021 period, $1.9 million of the $5.2 million of recoveries were captured via loan sales to a third-party collection agency.
(6)For the three months ended June 30, 2022 and 2021, includes gross write-offs of $2.2 million and $5.8 million, respectively. During the three-month 2022 period, $0.2 million of the $1.8 million of recoveries were captured via loan sales to a third-party collection agency. During the three-month 2021 period, $0.6 million of the $2.5 million of recoveries were captured via loan sales to a third-party collection agency. For the six months ended June 30, 2022 and 2021, includes gross write-offs of $5.5 million and $13.2 million, respectively. During the six-month 2022 period, $0.3 million of the $3.4 million of recoveries were captured via loan sales to a third-party collection agency. During the six-month 2021 period, $1.9 million of the $5.5 million of recoveries were captured via loan sales to a third-party collection agency.
(7)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Three Months—Servicing. Servicing income increased by $10.7 million, of which $9.3 million was related to favorable changes in valuation inputs and assumptions, consisting of $6.1 million related to student loans, $3.0 million related to home loans and $0.2 million related to personal loans. The favorable variances were primarily attributable to prepayment rates, as our prepayment rate assumptions increased modestly during the 2021 period compared to a decrease during the 2022 period. We also earned $1.3 million of servicing income in the 2022 period associated with referral activity we facilitate through our platform.
Six Months—Servicing. Servicing income increased by $35.0 million, of which $33.0 million was related to favorable changes in valuation inputs and assumptions, consisting of $23.1 million related to student loans, $7.4 million related to home loans and $2.5 million related to personal loans. The favorable variances were primarily attributable to prepayment rates, as our prepayment rate assumptions increased during the 2021 period compared to a decrease during the 2022 period. We also earned $1.9 million of servicing income in the 2022 period associated with referral activity we facilitate through our platform.

SoFi Technologies, Inc.

We own the master servicing on all of the servicing rights that we retain and, in each case, recognize the gross servicing rate applicable to each serviced loan. Sub-servicers are utilized for all serviced student loans and home loans, which represents a cost to SoFi, but these arrangements do not impact our calculation of the weighted average basis points earned for each loan type serviced. Further, there is no impact on servicing income due to forbearance and moratoriums on certain debt collection activities, and there are no waivers of late fees. The table below presents additional information related to our loan servicing activities for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Servicing income recognized
Home loans(1)	$3,103	$2,065	50%	$6,029	$3,809	58%
Student loans(2)	9,705	12,068	(20)%	19,826	24,228	(18)%
Personal loans(3)	9,103	8,329	9%	18,095	16,804	8%
Servicing rights fair value change
Home loans(4)	$2,581	$5,519	(53)%	$11,633	$13,643	(15)%
Student loans(5)	(1,038)	(6,737)	(85)%	(5,084)	(1,036)	391%
Personal loans(6)	1,916	(255)	(851)%	2,156	(2,437)	(188)%
______________
(1)The contractual servicing earned on our home loan servicing portfolio was 25 bps during all periods presented.
(2)The weighted average bps earned for student loan servicing was 42 bps and 44 bps during the three months ended June 30, 2022 and 2021, respectively, and 42 bps during each of the six months ended June 30, 2022 and 2021.
(3)The weighted average bps earned for personal loan servicing was 70 bps and 71 bps during the three months ended June 30, 2022 and 2021, respectively, and 70 bps during each of the six months ended June 30, 2022 and 2021.
(4)The impact on the fair value change resulting from changes in home loan valuation inputs and assumptions was $1.2 million and $(1.8) million during the three months ended June 30, 2022 and 2021, respectively, and $8.9 million and $1.5 million during the six months ended June 30, 2022 and 2021, respectively.
(5)The impact on the fair value change resulting from changes in student loan valuation inputs and assumptions was $5.7 million and $(0.4) million during the three months ended June 30, 2022 and 2021, respectively, and $7.0 million and $(16.1) million during the six months ended June 30, 2022 and 2021, respectively. In addition, the impact of the fair value change resulting from the derecognition of servicing due to loan purchases was $(0.4) million during the three months ended June 30, 2021, and $(1.1) million and $(0.4) million during the six months ended June 30, 2022 and 2021, respectively.
(6)The impact on the fair value change resulting from changes in personal loan valuation inputs and assumptions was $2.2 million and $1.9 million during the three months ended June 30, 2022 and 2021, respectively, and $4.7 million and $2.2 million during the six months ended June 30, 2022 and 2021, respectively. In addition, the impact of the fair value change resulting from the derecognition of servicing due to loan purchases was $(0.1) million and $(0.2) million during the three months ended June 30, 2022 and 2021, respectively, and $(0.5) million and $(0.2) million during the six months ended June 30, 2022 and 2021, respectively.
Three Months—Technology Products and Solutions. Technology products and solutions fees increased by $36.7 million, or 82%. The 2022 period was bolstered by $20.3 million of revenue contribution from the Technisys Merger, which closed in March 2022. In addition, our existing integrated technology solutions contributed an increase of $16.4 million in revenue period over period, which was predominantly a function of account growth and activity related to clients that were on our platform for both the 2021 and 2022 periods.
Six Months—Technology Products and Solutions.    Technology products and solutions fees increased by $50.9 million, or 56%. The 2022 period was bolstered by $26.5 million of revenue contribution from the Technisys Merger, which closed in March 2022. In addition, our existing integrated technology solutions contributed an increase of $24.4 million in revenue period over period, which was predominantly a function of account growth and activity related to clients that were on our platform for both periods.
Three Months—Other.    Other income decreased by $5.9 million, or 28%, primarily due to (i) a $6.4 million impact from a loss in the 2022 period on a venture capital investment compared to a gain in the 2021 period on the same investment, (ii) the absence in the 2022 period of $1.8 million of equity capital markets services fees earned in the 2021 period, (iii) a $2.9 million decrease in brokerage fees related to lower digital assets trading activity, and (iv) a $2.5 million decrease in enterprise services revenue primarily due to the absence of advisory services revenues in the 2022 period. These decreases were partially offset by increases in referral fees of $5.7 million and payment network fees of $1.7 million. The increase in referral fees was primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to our partners, as well as an increase associated with a referral fulfillment arrangement we entered in the third quarter of 2021. The increase in payment network fees (which includes interchange fees) was primarily attributable to increased credit card spending on our platform.

SoFi Technologies, Inc.

Six Months—Other.    Other income increased by $4.2 million, or 15%, primarily due to increases in referral fees of $11.2 million and payment network fees of $4.5 million. The increase in referral fees was primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to our partners, as well as an increase associated with a referral fulfillment arrangement we entered in the third quarter of 2021. The increase in payment network fees (which includes interchange fees) was primarily attributable to increased credit card spending on our platform. We also had a decline in SoFi Invest trading losses of $1.6 million period over period, which had a favorable impact on the other income variance. These impacts were partially offset by (i) a $7.0 million impact from losses on venture capital investments in the 2022 period compared to gains in the 2021 period, (ii) a $2.8 million decrease in brokerage fees related to lower digital assets trading activity, (iii) a $2.3 million decrease in enterprise services revenue primarily due to the absence of advisory service revenues in the 2022 period, and (iv) the absence in the 2022 period of $1.8 million of equity capital markets services fees earned in the 2021 period.
Noninterest Expense
The following table presents the components of our total noninterest expense for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Technology and product development	$99,366	$69,389	43%	$181,274	$135,337	34%
Sales and marketing	143,854	94,951	52%	281,992	182,185	55%
Cost of operations	79,091	60,624	30%	149,528	118,194	27%
General and administrative	125,829	171,216	(27)%	262,334	332,913	(21)%
Provision for credit losses	10,103	486	n/m	23,064	486	n/m
Total noninterest expense	$458,243	$396,666	16%	$898,192	$769,115	17%
Total noninterest expense increased by $61.6 million, or 16%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased by $129.1 million, or 17%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, the components of which are discussed below.
Three Months—Technology and Product Development. Technology and product development expenses increased by $30.0 million, or 43%, primarily due to:
•an increase in employee compensation and benefits of $15.9 million, inclusive of an increase in share-based compensation expense of $1.7 million, and of which $9.4 million was attributable to employee compensation and benefits at Technisys. The remaining increase was related to an increase in technology and product personnel in support of our growth, as well as an increase in average compensation in the 2022 period;
•an increase in purchased and internally-developed software amortization of $5.9 million, which was primarily reflective of increased investments in technology in our Technology Platform segment;
•an increase in amortization expense on intangible assets of $4.3 million, which was related to intangible asset amortization of $5.6 million associated with acquired intangible assets in the Technisys Merger, partially offset by $1.3 million associated with the acceleration of our core banking infrastructure through the first half of 2021; and
•an increase in software licenses, and tools and subscriptions expense of $1.3 million related to headcount increases and internal technology initiatives.
Six Months—Technology and Product Development. Technology and product development expenses increased by $45.9 million, or 34%, primarily due to:
•an increase in employee compensation and benefits of $26.9 million, inclusive of an increase in share-based compensation expense of $7.6 million, and of which $13.8 million was attributable to employee compensation and benefits at Technisys. The remaining increase was related to an increase in technology and product personnel in support of our growth, as well as an increase in average compensation in the 2022 period;
•an increase in purchased and internally-developed software amortization of $10.3 million, which was primarily reflective of increased investments in technology in our Technology Platform segment;
•an increase in amortization expense on intangible assets of $3.3 million, which was related to intangible asset amortization of $7.3 million associated with acquired intangible assets in the Technisys Merger, partially offset by $4.1 million associated with the acceleration of our core banking infrastructure through the first half of 2021; and

SoFi Technologies, Inc.

•an increase in software licenses, and tools and subscriptions expense of $2.5 million related to headcount increases and internal technology initiatives.
Three Months—Sales and Marketing. Sales and marketing expenses increased by $48.9 million, or 52%, primarily due to:
•an increase in advertising expenditures of $18.8 million, which was primarily attributable to an increase in direct mail, search and social network advertising expenditures in the 2022 period;
•an increase of $13.5 million related to increasing utilization of lead generation channels during the 2022 period;
•an increase in employee compensation and benefits of $8.2 million, inclusive of an increase in share-based compensation expense of $2.3 million and of which $1.9 million was attributable to Technisys. The remaining increase was correlated with an increase in sales and marketing personnel to support our growth;
•an increase in direct customer promotional expenditures of $2.7 million, which is one of our levers for stimulating member product adoption and engagement; and
•increases in travel and entertainment-related expenditures and software licenses and tools and subscriptions expenses.
Six Months—Sales and Marketing. Sales and marketing expenses increased by $99.8 million, or 55%, primarily due to:
•an increase in advertising expenditures of $39.4 million, which was primarily attributable to an increase in direct mail, search and social network advertising expenditures in the 2022 period;
•an increase of $28.3 million related to increasing utilization of lead generation channels during the 2022 period;
•an increase in employee compensation and benefits of $15.1 million, inclusive of an increase in share-based compensation expense of $5.0 million and of which $2.3 million was attributable to Technisys. The remaining increase was correlated with an increase in sales and marketing personnel to support our growth;
•an increase in direct customer promotional expenditures of $6.5 million, which is one of our levers for stimulating member product adoption and engagement;
•an increase of SoFi Stadium related expenditures of $2.3 million, which is exclusive of depreciation and interest expense on the embedded lease portion of our SoFi Stadium agreement; and
•increases related to travel and entertainment-related expenditures and software licenses and tools and subscriptions expenses.
Three Months—Cost of Operations. Cost of operations increased by $18.5 million, or 30%, primarily due to:
•an increase in employee compensation and benefits of $10.3 million, inclusive of an increase in share-based compensation expense of $2.1 million, which was correlated with an increase in cost of operations personnel in support of our growth, as well as an increase in average compensation in the 2022 period;
•an increase of $2.2 million in third-party fulfillment costs, which was primarily related to payment processing network association fees associated with increased activity in the Technology Platform segment;
•an increase in software licenses, tools and subscriptions and other related fees of $3.3 million, consistent with headcount increases and internal technology initiatives;
•an increase in credit card processing and fulfillment costs of $0.7 million related to increased credit card activity;
•an increase in operational losses of $0.4 million; and
•a decrease in loan origination and servicing expenses of $3.1 million, of which $4.8 million was related to home loans, partially offset by an increase of $1.8 million related to personal loans, which were primarily attributable to changes in origination volume period over period.
Six Months—Cost of Operations.     Cost of operations increased by $31.3 million, or 27%, primarily due to:
•an increase in employee compensation and benefits of $19.2 million, inclusive of an increase in share-based compensation expense of $4.8 million, which was correlated with an increase in cost of operations personnel in support of our growth, as well as an increase in average compensation in the 2022 period;
•an increase of $4.5 million in third-party fulfillment costs, which was primarily related to payment processing network association fees associated with increased activity in the Technology Platform segment;

SoFi Technologies, Inc.

•an increase in software licenses, tools and subscriptions and other related fees of $5.2 million, consistent with headcount increases and internal technology initiatives;
•an increase in operational losses of $2.1 million;
•an increase in credit card processing and fulfillment costs of $1.6 million related to increased credit card activity; and
•a decrease in loan origination and servicing expenses of $6.4 million, of which $9.0 million was related to home loans, partially offset by an increase of $2.9 million related to personal loans, which were primarily attributable to changes in origination volume period over period.
Three Months—General and Administrative. General and administrative expenses decreased by $45.4 million, or 27%, primarily due to:
•favorability resulting from the absence in the 2022 period of $71.0 million of expense incurred in the 2021 period associated with the fair value increase of our warrant liabilities. The Series H warrants were reclassified to permanent equity in the second quarter of 2021 in conjunction with the Business Combination and, therefore, had no impact on the 2022 period;
•a decrease in transaction-related expenses of $20.4 million, of which $21.2 million of the variance was attributable to the special payment made to the Series 1 preferred stockholders in the second quarter of 2021 associated with the Business Combination;
•an increase in employee compensation and benefits of $35.0 million, inclusive of an increase in share-based compensation expense of $21.8 million and additional increases attributable to Technisys of $1.8 million. The remaining increase was related to an increase in general and administrative personnel to support our growing infrastructure and administrative needs, as well as an increase in average compensation in the 2022 period;
•an increase of $4.4 million related to aggregate credit card and personal loan third party fraud events in the 2022 period; and
•an increase in corporate insurance of $1.3 million and professional services costs of $1.6 million, which were primarily attributable to the increased costs of being a public company.
Six Months—General and Administrative.     General and administrative expenses decreased by $70.6 million, or 21%, primarily due to:
•favorability resulting from the absence in the 2022 period of $160.9 million of expense incurred in the 2021 period associated with the fair value increase of our warrant liabilities. The Series H warrants were reclassified to permanent equity in the second quarter of 2021 in conjunction with the Business Combination and, therefore, had no impact on the 2022 period;
•a decrease in transaction-related expenses of $6.0 million during the 2022 period, which was attributable to the special payment of $21.2 million to the Series 1 preferred stockholders in the second quarter of 2021 associated with the Business Combination, partially offset by costs associated with our acquisitions in the 2022 period;
•an increase in employee compensation and benefits of $74.1 million, inclusive of an increase in share-based compensation expense of $50.2 million and additional increases attributable to Technisys of $2.1 million. The remaining increase was related to an increase in general and administrative personnel to support our growing infrastructure and administrative needs in addition to an increase in average compensation in the 2022 period;
•an increase of $13.7 million related to aggregate credit card and personal loan third party fraud events in the 2022 period; and
•an increase in corporate insurance of $3.9 million and professional services costs of $1.1 million, which were primarily attributable to the increased costs of being a public company.
Three Months—Provision for Credit Losses. The provision for credit losses increased by $9.6 million, which reflected higher average credit card balances combined with elevated credit card loss rates during the 2022 period.
Six Months—Provision for Credit Losses. The provision for credit losses increased by $22.6 million, which reflected higher average credit card balances combined with elevated credit card loss rates during the 2022 period. The provision in the 2022 period was also impacted by loans acquired in the Bank Merger.

SoFi Technologies, Inc.

Net Loss
We had a net loss of $95.8 million for the three months ended June 30, 2022 compared to $165.3 million for the three months ended June 30, 2021, and a net loss of $206.2 million for the six months ended June 30, 2022 compared to $342.9 million for the six months ended June 30, 2021. The decreases in losses for the current periods were due to the factors discussed above, net of the change in income taxes.
For the three months ended June 30, 2022 and 2021, we recorded income tax (expense) benefit of $(0.1) million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded income tax (expense) of $(0.9) million and $(1.0) million, respectively. The income tax expense was primarily due to income tax expense associated with the profitability of SoFi Lending Corp. and, for the 2022 periods, SoFi Bank, in some state jurisdictions where separate company filing is required. In the 2022 periods, this expense was partially offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to the Technisys Merger.
Summary Results by Segment
Lending Segment
In the table below, we present certain metrics related to our Lending segment for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
Metric	2022	2021		2022	2021
Total products (number, as of period end)	1,202,027	981,440	22%	1,202,027	981,440	22%
Origination volume ($ in thousands, during period)
Home loans	$332,047	$792,228	(58)%	$644,430	$1,527,832	(58)%
Personal loans	2,471,849	1,294,384	91%	4,497,853	2,100,073	114%
Student loans	398,722	859,497	(54)%	1,382,526	1,864,182	(26)%
Total	$3,202,618	$2,946,109	9%	$6,524,809	$5,492,087	19%
Loans with a balance (number, as of period end)(1)	663,387	581,627	14%	663,387	581,627	14%
Average loan balance ($, as of period end)(1)
Home loans	$287,205	$286,200	—%	$287,205	$286,200	—%
Personal loans	24,421	21,691	13%	24,421	21,691	13%
Student loans(2)	48,474	51,320	(6)%	48,474	51,320	(6)%
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
Home Loans.    During the three and six months ended June 30, 2022, home loan origination volume declined relative to the corresponding 2021 periods due to rising interest rates relative to the 2021 levels, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape and has historically represented a smaller percentage of our home loan originations.

SoFi Technologies, Inc.

Personal Loans.    During the three and six months ended June 30, 2022, personal loan origination volume increased significantly relative to the corresponding 2021 periods, primarily due to increased demand driven by expanded marketing efforts amid a backdrop of steady consumer confidence levels in the 2022 periods relative to the 2021 periods, combined with a positive impact from increased loan application approval rates that were implemented during the second half of 2021 and maintained during 2022.
Student Loans.    During the three and six months ended June 30, 2022, student loan origination volume decreased relative to the corresponding 2021 periods, as demand for student loan refinancing products continued to be unfavorably impacted by the ongoing suspension of principal and interest payments on federally-held student loans, combined with a rising interest rate environment in 2022.
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
The following table presents additional information on the terms as of June 30, 2022 of the lending products we offer:

Product	Loan Size	Rates(1)	Term
Student Loan Refinancing	$5,000+ (2)	Variable rate: 1.74% – 7.99%	5 – 20 years
Fixed rate: 3.24% – 7.99%
In-School Loans	$1,000+ (2)	Variable rate: 1.44% – 13.79%	5 – 15 years
Fixed rate: 3.75% – 13.55%
Personal Loans	$5,000 – $100,000 (2)	Fixed rate: 6.99% – 22.23%	2 – 7 years
Home Loans	$100,000 – $647,200 (3)(4)	Fixed rate: 2.38% – 6.88%	10, 15, 20 or 30 years
(Conforming Normal Cost Areas)
OR
$970,800 (4) (Conforming High Cost Areas)
OR
$3,000,000 (4) (Jumbo Loans)
__________________
(1)Loan annual percentage rates presented reflect rates as advertised as of the date indicated, inclusive of an auto-pay discount, as applicable.
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

SoFi Technologies, Inc.

In the table below, we present additional information related to our lending products during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Overall weighted average origination FICO	751	761	753	763
Student Loans
Weighted average origination FICO	773	776	774	775
Weighted average interest rate earned(1)	4.08%	4.65%	4.04%	4.60%
Interest income recognized ($ in thousands)(2)	$38,078	$32,091	$75,840	$64,368
Sales of loans ($ in thousands)	$259,690	$610,941	$803,840	$1,547,101
Home Loans
Weighted average origination FICO	744	755	748	758
Weighted average interest rate earned(1)	2.91%	1.87%	2.77%	1.80%
Interest income recognized ($ in thousands)(2)	$1,052	$945	$2,232	$1,676
Sales of loans ($ in thousands)	$342,780	$841,642	$708,150	$1,519,208
Personal Loans
Weighted average origination FICO	748	754	747	757
Weighted average interest rate earned(1)	11.62%	10.78%	11.34%	10.58%
Interest income recognized ($ in thousands)(2)	$101,475	$46,206	$173,585	$90,206
Sales of loans ($ in thousands)	$1,123,898	$970,135	$2,101,818	$1,749,576
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the four- and seven-month unpaid principal balances of loans outstanding during the period, which are impacted by the timing and extent of loan sales. The weighted average interest rates earned for the comparative 2021 periods were recast to conform to the current period methodology for calculating average balances.
(2)See “Results of Operations—Interest Income” for a discussion of interest income recognized during the periods indicated.
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. In the first quarter of 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, as further discussed below.

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Net interest income(1)	$114,003	$56,822	101%	$208,357	$108,599	92%
Noninterest income	143,114	109,469	31%	301,749	205,669	47%
Total net revenue	257,117	166,291	55%	510,106	314,268	62%
Servicing rights – change in valuation inputs or assumptions(2)	(9,098)	224	n/m	(20,678)	12,333	(268)%
Residual interests classified as debt – change in valuation inputs or assumptions(3)	2,662	5,717	(53)%	5,625	13,668	(59)%
Directly attributable expenses(4)	(108,690)	(83,044)	31%	(220,411)	(163,395)	35%
Contribution profit	$141,991	$89,188	59%	$274,642	$176,874	55%
Adjusted net revenue(5)	$250,681	$172,232	46%	$495,053	$340,269	45%
___________________
(1)Net interest income and, thereby, total net revenue and contribution profit for our Lending segment reported for the three and six months ended June 30, 2022 reflects the implementation of an FTP framework, under which Lending segment net interest income represents the difference between interest income earned on our loans and an FTP charge for the segment’s use of funds to originate loans, which can fluctuate based on changes in interest rates, funding curves, the composition of our balance sheet and the availability of capital. For the comparative periods ended June 30, 2021, Lending segment net interest income reflected the external financing costs for our loans. If we had applied our current FTP framework during the comparative three and six month periods, the Lending segment net interest income would have increased by $1.4 million and $2.7 million, respectively.
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
Net interest income
Net interest income in our Lending segment increased by $57.2 million, or 101%, for the three months ended June 30, 2022 compared to the same period in 2021, and increased by $99.8 million, or 92%, for the six months ended June 30, 2022 compared to the same period in 2021, the components of which are discussed below.
Three Months—Loans Interest Income.    Loans interest income increased by $61.4 million, or 77%, for the three months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Interest Income—Three Months—Loans” for information on the primary drivers of the variance related to our personal loans, student loans and home loans.
Six Months—Loans Interest Income.    Loans interest income increased by $95.3 million, or 61%, for the six months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Interest Income—Six Months—Loans” for information on the primary drivers of the variance related to our personal loans, student loans and home loans.
Three Months—Securitizations Interest Income.    Securitizations interest income decreased by $1.2 million, or 32%, for the three months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Interest Income—Three Months—Securitizations” for information on the primary drivers of the variance.
Six Months—Securitizations Interest Income.    Securitizations interest income decreased by $2.9 million, or 36%, for the six months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Interest Income—Six Months—Securitizations” for information on the primary drivers of the variance.
Interest Expense.        Interest expense increased by $3.0 million, or 11%, for the three months ended June 30, 2022 compared to the same period in 2021, and decreased by $7.4 million, or 13%, for the six months ended June 30, 2022 compared to the same period in 2021.
For the three and six month 2022 periods relative to the comparable 2021 periods, interest expense in our Lending segment reflected the following: (i) a decline in securitization debt interest expense (exclusive of debt issuance and discount amortization) of $4.2 million and $9.6 million, respectively; (ii) a decline in residual interests classified as debt interest expense of $1.1 million and $1.8 million, respectively; and (iii) a decline in debt issuance cost interest expense of $2.8 million and $6.2 million, respectively. Additionally, in the six-month 2022 period, we recognized the actual interest incurred on our use of securitizations and warehouse facilities for one month of $1.7 million and FTP interest expense for five months of $28.2 million, which was a framework we implemented during the first quarter. In the 2021 periods, which were prior to our implementation of an FTP framework, we recognized the actual interest incurred on our use of securitizations and warehouse facilities for the full three and six month periods of $9.3 million and $19.8 million, respectively.
Noninterest income
Noninterest income in our Lending segment increased by $33.6 million, or 31%, for the three months ended June 30, 2022 compared to the same period in 2021, and increased by $96.1 million, or 47%, for the six months ended June 30, 2022 compared to the same period in 2021, the components of which are discussed below.
Three Months—Loan Origination and Sales. Loan origination and sales increased by $34.7 million, or 32%, for the three months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Three Months—Loan Origination and Sales” for information on the primary drivers of the variance.
Six Months—Loan Origination and Sales. Loan origination and sales increased by $82.1 million, or 37%, for the six months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Six Months—Loan Origination and Sales” for information on the primary drivers of the variance.

SoFi Technologies, Inc.

Three Months—Securitizations.    Securitizations income decreased by $11.7 million for the three months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Three Months—Securitizations” for information on the primary drivers of the variance.
Six Months—Securitizations.    Securitizations income decreased by $21.0 million for the six months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Six Months—Securitizations” for information on the primary drivers of the variance.
Three Months—Servicing. Servicing income increased by $10.6 million for the three months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Servicing” for information on the primary drivers of the variance.
Six Months—Servicing. Servicing income increased by $35.0 million, or 283%, for the six months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Servicing” for information on the primary drivers of the variance.
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Direct advertising	$41,097	$29,467	39%	$82,891	$57,316	45%
Compensation and benefits	26,570	20,909	27%	50,138	42,307	19%
Lead generation	21,499	11,702	84%	43,382	18,412	136%
Loan origination and servicing costs	10,471	13,545	(23)%	21,102	27,537	(23)%
Professional services	2,349	1,256	87%	3,869	2,697	43%
Other(1)	6,704	6,165	9%	19,029	15,126	26%
Directly attributable expenses	$108,690	$83,044	31%	$220,411	$163,395	35%
______________
(1)Other expenses primarily include loan marketing expenses, third party loan fraud, member promotional expenses, tools and subscriptions, travel and occupancy-related costs.
Lending segment directly attributable expenses for the three and six months ended June 30, 2022 increased by $25.6 million, or 31%, and $57.0 million, or 35%, respectively, compared to the same periods in 2021, primarily due to the following:
•increases of $11.6 million for the three-month period and $25.6 million for the six-month period in direct advertising related to direct mail, search engine and social network advertising, partially offset by declines in television advertisement;
•increases of $9.8 million for the three-month period and $25.0 million for the six-month period due to increasing utilization of lead generation channels primarily associated with increased personal loan origination volume in the 2022 periods;
•increases of $5.7 million for the three-month period and $7.8 million for the six-month period in allocated compensation and related benefits, which primarily reflected increases in headcount allocated to the lending segment, partially offset by declines in home loan commissions of $0.3 million and $1.1 million for the three and six-month periods, respectively, attributable to declines in home loan originations;
•increases of $1.1 million for the three-month period and $1.2 million for the six-month period in professional services costs, which were largely audit and advisory related costs;
•increases of $0.5 million for the three-month period and $3.9 million for the six-month period in other expenses. The three-month variance was primarily related to increased tools and subscriptions costs. The six-month variance was primarily related to third-party personal loan fraud of $5.3 million during the 2022 period and increased tools and subscriptions costs, which were partially offset by a decline in bad debt expense of $0.8 million; and
•decreases of $3.1 million for the three-month period and $6.4 million for the six-month period in loan origination and servicing costs, which were largely attributable to decreases in home loan origination costs of $4.7 million and $9.1 million, respectively, that correlated with declines in home loan origination volume. This decline was partially offset

SoFi Technologies, Inc.

by increases in personal loan origination costs of $1.6 million and $2.8 million, respectively, which corresponded with increases in personal loan origination volume.
Technology Platform Segment
In the table below, we present a metric that is related to Galileo within our Technology Platform segment.

	June 30, 2022	June 30, 2021	2022 vs 2021 % Change
Total accounts	116,570,038	78,902,156	48%

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

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Net interest expense	$—	$(32)	(100)%	$—	$(68)	(100)%
Noninterest income	83,899	45,329	85%	144,704	91,430	58%
Total net revenue	83,899	45,297	85%	144,704	91,362	58%
Directly attributable expenses(1)	(62,058)	(32,284)	92%	(104,608)	(62,664)	67%
Contribution profit	$21,841	$13,013	68%	$40,096	$28,698	40%
___________________
(1)For a disaggregation of the directly attributable expenses allocated to the Technology Platform segment in each of the periods presented, see “Directly Attributable Expenses” below.
Noninterest income
Noninterest income in our Technology Platform segment increased by $38.6 million, or 85%, for the three months ended June 30, 2022 compared to the same period in 2021, and increased by $53.3 million, or 58%, for the six months ended June 30, 2022 compared to the same period in 2021, the components of which are discussed below.
Three and Six Months—Technology Products and Solutions. Technology products and solutions revenues increased by $38.4 million, or 85%, for the three months ended June 30, 2022 compared to the same period in 2021 and by $53.4 million, or 59%, for the six months ended June 30, 2022 compared to the same period in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Technology Products and Solutions” for information on the primary drivers of the variance. In addition, the variances are inclusive of $1.7 million and $2.4 million of intercompany revenue for the three and six months ended June 30, 2022, respectively.

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Compensation and benefits	$36,405	$16,321	123%	$61,682	$32,502	90%
Product fulfillment	9,598	7,460	29%	18,958	14,458	31%
Tools and subscriptions	4,881	2,733	79%	8,127	4,593	77%
Professional services	4,584	1,847	148%	6,883	3,916	76%
Other(1)	6,590	3,923	68%	8,958	7,195	25%
Directly attributable expenses	$62,058	$32,284	92%	$104,608	$62,664	67%
___________________
(1)Other expenses are primarily related to advertising and marketing, travel and occupancy-related costs, bad debt and data center expenses.
Technology Platform segment directly attributable expenses increased by $29.8 million, or 92%, for the three months ended June 30, 2022 compared to the same period in 2021 and by $41.9 million, or 67%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the following:
•increases of $20.1 million for the three-month period and $29.2 million for the six-month period in compensation and benefits expense, which was correlated with an increase in personnel to support segment growth, as well as an increase in average compensation during the 2022 periods. Technisys compensation and benefits contributed $13.5 million and $18.7 million during the three- and six-month 2022 periods, respectively;
•increases of $2.1 million for the three-month period and $4.5 million for the six-month period in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform. These fees grew by 28% during both the three- and six-month 2022 periods relative to the comparable 2021 periods, which positively correlated with the applicable integrated platform-as-a-service growth in our technology products and solutions revenues;
•increases of $2.1 million for the three-month period and $3.5 million for the six-month period in tools and subscriptions costs related to headcount increases and internal technology initiatives to support the growth of the platform, along with the inclusion of Technisys in our 2022 results;
•increases of $2.7 million for the three-month period and $3.0 million for the six-month period in professional services costs, of which $2.6 million and $3.2 million, respectively, were related to the operations of Technisys; and
•increases of $2.7 million for the three-month period and $1.8 million for the six-month period in other expenses, which were primarily related to advertising, marketing and travel and occupancy-related costs that were largely incurred at Technisys, partially offset by a reversal of provision for credit losses in the six-month 2022 period associated with the recovery of significantly aged accounts receivable.
Financial Services Segment
In the table below, we present a key metric related to our Financial Services segment:

Metric	June 30, 2022	June 30, 2021	2022 vs. 2021 % Change
Total products (number, as of period end)	5,362,147	2,685,681	100%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.
Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment for the periods indicated. The information is derived from our internal financial reporting used for corporate management purposes. During the

SoFi Technologies, Inc.

first quarter of 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, as further discussed below.

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Net interest income(1)	$12,925	$542	n/m	$18,807	$771	n/m
Noninterest income	17,438	16,497	6%	35,099	22,731	54%
Total net revenue	30,363	17,039	78%	53,906	23,502	129%
Directly attributable expenses(2)	(84,063)	(41,784)	101%	(157,121)	(83,766)	88%
Contribution loss	$(53,700)	$(24,745)	117%	$(103,215)	$(60,264)	71%
___________________
(1)Net interest income and, thereby, total net revenue and contribution loss for our Financial Services segment reported for the three and six months ended June 30, 2022 reflects the implementation of an FTP framework, under which Financial Services segment net interest income reflects the difference between an FTP credit for the segment’s provision of deposits as a source of funding and an FTP charge for the segment’s use of funds to originate credit card loans. For the comparative periods ended June 30, 2021, our Financial Services segment net interest income was nominal, as it did not have deposits and the credit card product was nascent. If we had applied our current FTP framework during the comparative three and six month periods, the Financial Services segment net interest income would have decreased by $0.1 million and $0.1 million, respectively.
(2)For a disaggregation of the directly attributable expenses allocated to the Financial Services segment in each of the periods presented, see “Directly Attributable Expenses” below.
Net interest income
Net interest income in our Financial Services segment increased by $12.4 million for the three months ended June 30, 2022 compared to the same period in 2021 and by $18.0 million for the six months ended June 30, 2022 compared to the same period in 2021. For the three- and six-month 2022 periods, net interest income primarily reflected net interest income earned on our deposits of $8.7 million and $11.5 million, respectively, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members, and corresponds with the level of deposits at SoFi Bank. In addition, net interest income earned on our credit card loans increased by $2.6 million and $5.6 million for the three and six month periods, respectively, which was attributable to growth in the average balance.
Noninterest income
Noninterest income in our Financial Services segment increased by $0.9 million, or 6%, for the three months ended June 30, 2022 compared to the same period in 2021 and by $12.4 million, or 54% for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the following:
•increases in referral fees of $5.7 million for the three-month period and $11.2 million for the six-month period, which were primarily attributable to a referral fulfillment arrangement we entered in the third quarter of 2021, as well as growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to these partners;
•increases in payment network fees of $1.5 million for the three-month period and $4.6 million for the six-month period, which coincided with increased credit card and debit card transaction volume;
•increases of $0.6 million for the three-month period and $1.1 million for the six-month period in non-payment network related credit card fees;
•a reduction in trading losses related to our SoFi Invest product during the six-month period of $1.6 million;
•decreases in brokerage-related fees of $2.9 million for the three-month period and $2.8 million for the six-month period, which coincided with lower digital assets trading volume on our platform during the 2022 periods;
•decreases in enterprise service fees of $2.5 million for the three-month period and $2.3 million for the six-month period, which were primarily related to advisory service revenues of $2.6 million recognized in the second quarter of 2021; and
•decreases in equity capital markets services of $1.8 million for both the three and six-month periods, related to underwriting fee revenue recognized in the second quarter of 2021.

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution loss were as follows for the periods indicated:

	Three Months Ended June 30,		2022 vs 2021 % Change	Six Months Ended June 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Compensation and benefits	$26,371	$19,800	33%	$50,309	$38,584	30%
Provision for credit losses	10,103	486	n/m	23,064	486	n/m
Direct advertising	9,299	3,030	207%	16,151	6,798	138%
Member incentives	9,202	4,309	114%	15,805	9,290	70%
Product fulfillment	8,228	5,074	62%	15,425	10,117	52%
Lead generation	6,064	2,388	154%	8,573	5,206	65%
Professional services	1,234	836	48%	2,334	2,404	(3)%
Intercompany technology platform expenses	953	—	n/m	1,723	—	n/m
Other(1)	12,609	5,861	115%	23,737	10,881	118%
Directly attributable expenses	$84,063	$41,784	101%	$157,121	$83,766	88%
___________________
(1)Other expenses primarily include tools and subscriptions, operational product losses, third party fraud expense, travel and occupancy-related costs, and marketing-related expenses.
Financial Services directly attributable expenses increased by $42.3 million, or 101%, for the three months ended June 30, 2022 compared to the same period in 2021 and by $73.4 million, or 88%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the following:
•increases of $9.6 million for the three-month period and $22.6 million for the six-month period related to our provision for credit losses, which were primarily related to increases in the provision for credit card loans of $10.3 million and $22.2 million, respectively, due to higher average credit card balances combined with elevated credit card loss rates during the 2022 periods. The remaining changes were associated with loans acquired in the Bank Merger during the first quarter of 2022;
•increases of $6.6 million for the three-month period and $11.7 million for the six-month period in compensation and benefits expense, which were consistent with our ongoing prioritization of growth in the Financial Services segment, which required additional staffing;
•increases of $6.3 million for the three-month period and $9.4 million for the six-month period in direct advertising costs primarily driven by an increase in search engine and social network marketing. The marketing initiatives were primarily related to the continued promotion of, and growth in, our Financial Services products;
•increases of $4.9 million for the three-month period and $6.5 million for the six-month period primarily related to increased direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was SoFi Checking and Savings, partially offset by lower incentives related to SoFi Invest;
•increases of $3.2 million for the three-month period and $5.3 million for the six-month period in product fulfillment costs related to SoFi Checking and Savings and SoFi Money cash management, which included such activities as brokerage expenses and debit card fulfillment services, operating SoFi Bank, and operating our cash management sweep program. In addition, we had $0.9 million and $2.0 million of higher costs related to credit card fulfillment for the three- and six-month 2022 periods, respectively;
•increases of $3.7 million for the three-month period and $3.4 million for the six-month period related to lead generation, primarily related to SoFi Checking and Savings;
•an increase of $0.4 million for the three-month period in professional services costs; and
•increases of $6.7 million for the three-month period and $12.9 million for the six-month period in other costs, which were primarily related to third-party credit card fraud of $4.4 million and $8.4 million, respectively, and operational product losses of $0.6 million and $2.7 million, respectively. In addition, we had increases in travel and occupancy-related costs and tools and subscriptions costs.

SoFi Technologies, Inc.

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
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Reportable segments directly attributable expenses	$(254,811)	$(157,112)	$(482,140)	$(309,825)
Intercompany expenses	1,671	—	2,441	—
Expenses not allocated to segments:
Share-based compensation expense	(80,142)	(52,154)	(157,163)	(89,608)
Depreciation and amortization expense	(38,056)	(24,989)	(68,754)	(50,966)
Employee-related costs(1)	(45,316)	(36,944)	(88,006)	(69,224)
Fair value change of warrant liabilities	—	(70,989)	—	(160,909)
Special payment(2)	—	(21,181)	—	(21,181)
Other corporate and unallocated expenses(3)	(41,589)	(33,297)	(104,570)	(67,402)
Total noninterest expense	$(458,243)	$(396,666)	$(898,192)	$(769,115)
___________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Included a special payment to the Series 1 preferred stockholders in connection with the Business Combination in the second quarter of 2021.
(3)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, corporate insurance expense and transaction-related expenses.
Liquidity and Capital Resources
We require substantial liquidity to fund our current operating requirements, which primarily include loan originations and the losses generated by our Financial Services segment. We expect these requirements to increase as we continue to pursue our strategic growth goals. Historically, our Lending cash flow variability has related to loan origination and sales volume, our available funding sources and utilization of our warehouse facilities. Moreover, given our continued growth initiatives, we have seen variability in financing cash flows due to growth in deposits, the timing and extent of common stock and redeemable preferred stock raises, redemptions and additional uses and repayments of debt, and our convertible notes issuance. Remaining operating cash flow variability is largely related to our investments in our business, such as technology and product investments and sales and marketing initiatives. Our capital expenditures have historically been less significant relative to our operating and financing cash flows, and we expect this trend to continue for the foreseeable future.
To continue to achieve our liquidity objectives, we analyze and monitor liquidity needs and strive to maintain excess liquidity and access to diverse funding sources. We define our liquidity risk as the risk that we will not be able to:
•Originate loans at our current pace, or at all;
•Sell our loans at favorable prices, or at all;
•Grow or maintain our deposit base over time;
•Meet our minimum capital requirements as a bank holding company and a national banking association;
•Meet our contractual obligations as they become due;
•Increase or extend the maturity of our revolving credit facility capacity;
•Satisfy our obligation to repay our convertible notes if they do not convert into common stock before maturity;
•Meet margin requirements associated with hedging or financing agreements;

SoFi Technologies, Inc.

•Fund continued operating losses in our business, especially if such operating losses continue at the current level for an extended period of time; or
•Make future investments in the necessary technological and operating infrastructure to support our business.
During the six months ended June 30, 2022, we generated negative cash flows from operations. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and, to a lesser extent, the timing of loan repayments. We either fund our loan originations entirely using our own capital, through proceeds from securitization transactions (applicable to 2021 only), via SoFi bank deposits or receive an advance rate from our various warehouse facilities to finance the majority of the loan amount. Our cash flows from operations were also impacted by material net losses in both periods. If our current net losses continue for the foreseeable future, we may raise additional capital in the form of equity or debt, which may not be at favorable terms when compared to previous financing transactions.
We have also utilized our revolving credit facility capacity to fund current liquidity needs in the normal course of business, such as general corporate activities. Our revolving credit facility had remaining capacity of $74.0 million as of June 30, 2022, of which $6.0 million was not available for general borrowing purposes because it was utilized to secure the uncollateralized portion of certain letters of credit issued to secure certain of our operating lease obligations. As of June 30, 2022, the remaining $3.1 million of the $9.1 million letters of credit outstanding was collateralized by cash deposits with the banking institution, which were presented within restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets. As of June 30, 2022, we also maintained letters of credit associated with our banking activities of $9.7 million, which serve as collateral for public deposits and are collateralized by loans.
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
Further, future uncertainties around the demand for our personal loans, home loans and around the student loan refinance market in general, including as a result of worsening macroeconomic conditions, should be considered when assessing our future liquidity and solvency prospects. Principal and interest payments on federally-held student loans were suspended most recently through August 2022, which in turn has continued to lower the propensity for borrowers to refinance into SoFi student loans relative to pre-COVID levels. To the extent that additional measures, such as student loan forgiveness or a further extension of the student loan payment moratorium, are implemented, it may continue to negatively impact our future student loan origination volume. In the future, our loan origination volume and our resulting loan balances, and any positive cash flows thereof, could also be lower based on strategic decisions to tighten our credit standards. See “Key Factors Affecting Operating Results—Student Loan Relief”.
As a bank holding company, we are subject to regulatory capital and liquidity rules issued by the Federal Reserve and other U.S. banking regulators, including the OCC and FDIC. Shortly after we closed the Bank Merger, we allocated $750 million in capital to SoFi Bank. We are required to manage our capital position to maintain sufficient capital to satisfy these regulatory rules and support our business activities, including the requirement to maintain minimum regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). If the Federal Reserve finds that we are not “well-capitalized” or “well-managed”, we would be required to take remedial action to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to our activities. Additionally, the applicable federal regulatory authority is authorized to determine, under

SoFi Technologies, Inc.

certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. As of June 30, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since June 30, 2022 that management believes would change the categorization. See Note 18 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on our regulatory capital requirements.
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
Our long-term liquidity strategy includes continuing to grow our SoFi bank deposit base, maintaining adequate warehouse capacity (which we expect to decrease as a percentage of our total funding base over time), maintaining corporate debt and other sources of financing, as well as effectively managing the capital raised through debt and equity transactions. Although our goal is to increase our cash flow from operations, there can be no assurance that our future operating plans will lead to improved operating cash flows.
We had unrestricted cash and cash equivalents of $707.3 million as of June 30, 2022. We believe our existing cash and cash equivalents balance, investments in AFS debt securities, SoFi Bank deposits, available capacity under our revolving credit facility, together with additional warehouses or other financing we expect to be able to obtain at reasonable terms, will be sufficient to cover net losses, meet our existing working capital and capital expenditure needs, as well as our planned growth for at least the next 12 months. Our non-securitization loans also represent a key source of liquidity for us, and should be considered in assessing our overall liquidity. We have relationships with whole loan buyers who we believe we will be able to continue to rely on to generate near-term liquidity. Securitization markets can also generate additional liquidity, albeit to a lesser extent, as it involves accessing a much less liquid securitization residual investment market, could result in worse

SoFi Technologies, Inc.

execution as compared to whole loans sales, and in certain cases we are required to maintain a minimum investment due to securitization risk retention rules.
Borrowings
Our borrowings as of June 30, 2022 primarily included our loan and risk retention warehouse facilities, asset-backed securitization debt, revolving credit facility and convertible notes. A detailed description of each of our borrowing arrangements is included in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements.
The amount of financing actually advanced on each individual loan under our loan warehouse facilities, as determined by agreed-upon advance rates, may be less than the stated advance rate depending, in part, on changes in underlying characteristics of the loans securing the financings. Each of our loan warehouse facilities allows the lender providing the funds to evaluate the market value of the loans that are serving as collateral for the borrowings or advances being made. As it relates to our current risk retention warehouse facilities, if the lender determines that the value of the collateral has decreased, the lender can require us to provide additional collateral or reduce the amount outstanding with respect to those loans (e.g., initiate a margin call). Our inability or unwillingness to satisfy the request could result in the termination of the facilities and possible default under our other loan funding facilities. In addition, a large unanticipated margin call could have a material adverse effect on our liquidity.
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

SoFi Technologies, Inc.

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
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data during the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(1,956,723)	$82,608
Net cash provided by (used in) investing activities	(4,918)	239,339
Net cash provided by (used in) financing activities	2,192,231	(876,576)
Cash Flows from Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities of $2.0 billion stemmed from a net loss of $206.2 million and an unfavorable change in our operating assets net of operating liabilities of $2.0 billion, partially offset by a positive adjustment for non-cash items of $277.3 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $6.5 billion during the period and also purchased loans of $0.4 billion. These cash uses were largely offset by principal payments on loans of $1.2 billion and proceeds from loan sales of $3.6 billion.
For the six months ended June 30, 2021, net cash provided by operating activities of $82.6 million stemmed from a net loss of $342.9 million that was positively adjusted for non-cash items of $317.6 million, and a favorable change in our operating assets net of operating liabilities of $107.9 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $5.6 billion during the period and also purchased loans of $149.9 million. These cash uses were offset by principal payments on loans of $1.1 billion and proceeds from loan sales of $4.8 billion.
Cash Flows from Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities of $4.9 million was primarily attributable to proceeds of $76.0 million from our securitization investments, the aggregate net cash acquired from the Technisys Merger and Bank Merger of $58.5 million, and proceeds of $37.4 million from sales, maturities and paydowns of our investments in AFS debt securities. These sources were more than offset by net cash uses of $81.9 million related to loan activities, primarily driven by credit card loans, $50.0 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and cash uses of $45.0 million related to purchases of AFS debt securities.
For the six months ended June 30, 2021, net cash provided by investing activities of $239.3 million was primarily attributable to proceeds from Apex of $107.5 million from the call on our equity method investment and $16.7 million from repayment of the outstanding principal balance on its related party notes, as well as proceeds of $141.9 million from our securitization investments. These sources were partially offset by a cash use of $26.8 million for purchases of property, equipment and software, which primarily included internally-developed software, purchased software, and furniture and fixtures.

SoFi Technologies, Inc.

Cash Flows from Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities of $2.2 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $2.5 billion. Additionally, our debt repayments related to our lending activities of $5.0 billion, of which $4.8 billion were related to our warehouse facilities, were largely offset by proceeds from debt financing activities of $4.7 billion. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Finally, we paid redeemable preferred stock dividends of $20.0 million and taxes related to RSU vesting of $5.8 million.
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
As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans, which includes FNMA repurchase requirements, general representations and warranties and credit-related repurchase requirements, all of which are standard in nature. We establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. Our credit-related repurchase requirements are assessed for credit losses. During the three and six months ended June 30, 2022, we made repurchases of $5.8 million and $8.4 million, respectively, associated with these arrangements. As of June 30, 2022 and December 31, 2021, we accrued liabilities of $4.8 million and $7.4 million, respectively, related to our estimated repurchase obligation.

SoFi Technologies, Inc.

Financial Condition Summary
June 30, 2022 compared to December 31, 2021
Changes in the composition and balance of our assets and liabilities as of June 30, 2022 compared to December 31, 2021 were principally attributed to the following:
•an increase of $230.5 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase of $3.0 million in investments in AFS debt securities, which we began purchasing during the third quarter of 2021, and was inclusive of an increase of $8.8 million attributable to the Golden Pacific acquisition assets;
•an increase in total loans of $2.1 billion, which was primarily related to personal and student loans;
•an increase in intangible assets of $196.5 million, of which $240.0 million was related to our two acquisitions during the first quarter of 2022, with a partially offsetting decrease attributable to amortization expense;
•an increase in goodwill of $726.8 million related to our two acquisitions during the first quarter of 2022. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information;
•a decrease in securitization investments of $86.0 million, of which $76.0 million was related to cash receipts. There were no securitization investments made during the first half of 2022;
•an increase in deposits of $2.7 billion, which was attributable to our launch of SoFi Bank during the first quarter of 2022;
•an increase in deferred tax liabilities of $55.0 million, which was primarily attributable to the separately identifiable intangible assets acquired in the Technisys Merger;
•a decrease of $75.5 million in gross warehouse facility debt to support our originations during the current period, which reflected the net impact of $4.8 billion of cash repayments and $4.7 billion of cash borrowings; and
•a decrease of $153.7 million in liabilities related to gross securitization debt, which was settled with proceeds from related collateral repayments.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the first half of 2022. For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2021 within Note 1 to the Notes to Consolidated Financial Statements for a summary of our significant accounting policies and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”.
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements herein and Note 1 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk, and counterparty risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our recent acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively

SoFi Technologies, Inc.

impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during the periods presented.
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
Market Risk
We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates or overall market conditions. We are exposed to such market risk directly through our investments in AFS debt securities, loans, servicing rights and securitization investments held on our unaudited condensed consolidated balance sheet, all of which are measured at fair value on a recurring basis. Investments in AFS debt securities are valued utilizing quoted prices in actively traded markets or rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. The other assets mentioned are measured at fair value using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans and securitization investments may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. For our servicing rights, the discount rate is commensurate with the risk of the servicing asset cash flow, which varies based on the characteristics of the serviced loan portfolio. We are also exposed to market risk through our investments in equity securities, which are either measured at fair value using the net asset value practical expedient or which may have positive or negative adjustments that impact our results of operations resulting from observable price changes based on current market conditions.
Counterparty Risk
We are subject to risk that arises from our debt warehouse facilities, interest rate risk hedging activities, third-party custodians, and capped call options on our common stock. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty was to default, we could potentially be exposed to reputational damage and financial loss if such counterparty was unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, placing contractual limits on the amount of dependence on any single counterparty, and entering into netting agreements with the counterparties, as appropriate.
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same

SoFi Technologies, Inc.

counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the six months ended June 30, 2022. As of June 30, 2022, gross derivative asset and liability positions subject to master netting arrangements were $2.2 million and $25.7 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of June 30, 2022, we had total borrowing capacity under loan warehouse facilities of $7.1 billion, of which $1.4 billion was utilized. Refer to Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for a listing of our loan warehouse facilities.
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
We are also subject to counterparty risk associated with our use of third-party custodians to safeguard digital assets on behalf of our members. Refer to Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements under the section entitled “Safeguarding Asset and Liability” and to Part II, Item 1A. under “Regulatory, Tax and Other Legal Risks” for additional information on our counterparty risk as it relates to our digital assets product offering.
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

SoFi Technologies, Inc.

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
•legislative and regulatory policies and related actions that apply or may apply to us, particularly in connection with student loans or as a result of our operating a bank and as a bank holding company;
•loss of one or more significant purchasers of our loans;
•impact of the ongoing COVID-19 pandemic and macroeconomic factors, including regulatory responses, increasing inflation, supply shortages and economic uncertainty;
Risks related to Market and Interest Rates
•cost and availability of funding in the capital markets and fluctuations in interest rates;
•higher than expected payment speeds of loans or longer holding periods of loans could negatively impact our returns as the holder of the residual interests in securitization trusts;
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

SoFi Technologies, Inc.

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
Risks related to Funding and Liquidity
•ability to retain, increase or secure new or alternative financing, including through deposits;
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

SoFi Technologies, Inc.

Business, Financial and Operational Risks
We operate in a rapidly evolving industry, and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult for us to successfully identify and address the risks and uncertainties we face.
We operate in a rapidly evolving industry, and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult to identify risks to our business and evaluate our future prospects. In particular, we have limited experience offering cash management, investment services and technology solutions. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries.
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
•successfully maintain and enhance our diversified funding strategy, including through securitization financing from consolidated and nonconsolidated VIEs, whole loan sales, debt warehouse facilities and deposits;
•further establish, diversify and refine our checking and savings, investment and brokerage offerings to meet evolving consumer needs and preferences;
•diversify our revenue streams across our products and services;
•favorably compete with other companies, including traditional and alternative technology-enabled lenders, financial service providers, broker dealers, and technology platform-as-a-service providers;
•realize the benefits of operating a bank;
•introduce new products or other offerings to meet the needs of our existing and prospective members or to keep pace with competitive lending, checking and savings, investment and other developments;
•maintain or increase the effectiveness of our direct marketing, and other sales and marketing efforts;
•successfully navigate economic conditions and fluctuations in the credit markets, including inflation, rising interest rates, negative gross domestic product growth and economic uncertainty;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including the ongoing impacts from the COVID-19 pandemic and the ongoing war in Ukraine; and
•anticipate and react to changes in an evolving regulatory and political environment.
We may not be able to successfully address the risks and uncertainties we face, which could negatively impact our business, financial condition, results of operations, cash flows and future prospects.
We have a history of losses, may not achieve profitability in the future, and there is no assurance that our revenue and business model will be successful.
We have a history of net losses. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and new products and services in order to enhance our brand recognition and our value proposition to

SoFi Technologies, Inc.

our members, and these additional costs will create further challenges to generating near-term profitability. Our general and administrative expenses may also increase to meet the increased compliance and other requirements associated with operating as a public company, operating a bank, and evolving regulatory requirements. See “We recently acquired a national bank and became a bank holding company, which subjects us to significant additional regulation”.
We are continuously refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage with more products across our platform, a strategy we refer to as the Financial Services Productivity Loop. There is no assurance that our revenue and business model or any changes to our revenue and business model to better compete with our competitors will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses and not achieve future profitability or, if achieved, be unable to maintain such profitability, due to a number of reasons, including the risks described in this Quarterly Report on Form 10-Q, unforeseen expenses, difficulties, complications and delays, and other unknown events.
We have experienced rapid growth in recent years, including through the addition of new lines of business and into new geographies, which may place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, as well as operating as a bank holding company, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments, both domestically and internationally, relating to existing and projected business activities. Our future growth will depend, among other things, on our ability to maintain an operating platform and management system able to address such growth, on our ability to grow and optimize deposit balances, and will require us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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

SoFi Technologies, Inc.

We currently compete at multiple levels with a variety of competitors, including:
•other personal loan, student loan refinancing, in-school student loan and mortgage lenders, including other banks and other non-bank financial institutions, as well as credit card issuers, that can offer more competitive interest rates or terms;
•banks and other non-bank financial institutions, for our checking and savings accounts;
•rewards credit cards provided by other financial institutions, for our SoFi Credit Card;
•other brokerage firms, including online or mobile platforms, and technology and other companies for our SoFi Invest accounts;
•other technology platforms for the enterprise services we provide, such as technology products and solutions via Galileo and Technisys;
•other content providers for subscribers to our financial services content, including content from alternative providers available to our subscribers through our Lantern Credit service, which is a financial services aggregator providing marketplace lending products, and various enterprise partnerships; and
•other financial services firms offering leading employers a comprehensive platform for employees to build financial well-being through student loan and 529 educational plan contributions, educational tools, and financial resources, all of which we provide through SoFi at Work.
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
•our ability to successfully operate a national bank, grow deposits and realize the potential benefits to our members;
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

SoFi Technologies, Inc.

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
As a bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve, and SoFi Bank is subject to regulation, supervision and examination by the OCC and the FDIC, as well as regulations issued by the Consumer Financial Protection Bureau (the “CFPB”). Federal laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. In general, the bank supervisory framework is intended to protect insured depositors and the safety, soundness and stability of the U.S. financial system and not shareholders in depository institutions or their holding companies. In addition, due to the fact that SoFi and certain of its affiliates act as service providers to SoFi Bank, we are subject to audit standards for third-party vendors in accordance with OCC guidance and examinations by the OCC.
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
Finally, we intend to continue to explore other products for SoFi Bank over time, including SoFi debit cards, ACH, check and wire transaction services. Some of those products may require, or be deemed to require, additional data, procedures, partnerships, regulatory approvals, or capabilities that we have not yet obtained or developed. Should we fail to expand and evolve SoFi Bank products in a successful manner, or should these new products, or new regulations or interpretations of existing regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.
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

SoFi Technologies, Inc.

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
The Biden administration has introduced and continues to advocate for student loan debt forgiveness initiatives. Prominent politicians, including Senator Elizabeth Warren and Majority Leader Senator Chuck Schumer, have also advocated for executive action to forgive student loan debt. If student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. There has also been pressure on policymakers to address underlying factors that contributed to the current volume of outstanding student loans, such as the cost of higher education and the ability for additional methods by the federal government and other organizations to subsidize the same, such as through increased use of Pell grants in lieu of loans. Further, proposals to eliminate or amend Section 523(a)(8) of the Bankruptcy Code, which makes student loans presumptively non-dischargeable in bankruptcy, could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. If steps were taken to materially reduce future demand by students for student loan refinancing and in-school student loan products, our student loan originations would be materially and adversely affected. In addition, the ongoing uncertainty of whether steps will be taken to forgive student loan debt may be having an adverse effect on our demand as students may be waiting to refinance government loans until after action is taken. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “COVID-19 Pandemic Risks — Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty could have a material adverse effect on our current student loan portfolios and our loan origination volume”.
Negative publicity could result in a decline in our member growth or a loss of members, and impact our ability to compete for lending counterparties and corporate partners, and have a material adverse effect on our business, our brand and our results of operations.
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

SoFi Technologies, Inc.

employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against such claims.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, the rate and credit market environment and our ability to raise our coupon rates along with rising interest rates, legal or regulatory developments, changing demographics, legislative or policy changes and the ongoing impact of the COVID-19 pandemic. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We sell a significant percentage of our loans to a concentrated number of whole loan purchasers and the loss of one or more significant purchasers could have a negative impact on our operating results.
We sell a significant percentage of our personal loans, student loans and home loans to a concentrated number of whole loan purchasers. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors and prevailing interest rates. If any of these purchasers significantly reduces the dollar amount of the loans it purchases from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may have a material adverse effect on our revenues, results of operations, liquidity and cash flows.
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
In addition, the shares underlying the notes will be reflected in our diluted earnings per share using the “if-converted” method. Under that method, if the conversion value of the notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their principal amount for a reporting period, then the shares underlying the notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
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

SoFi Technologies, Inc.

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
General economic, political, social and health conditions in the U.S. and in countries abroad affect our business. Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical disruption, may result in extreme volatility in credit, equity, and foreign currency markets. These conditions may also adversely affect the buying patterns of our members and prospective members or reduce the credit quality of our members.
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

SoFi Technologies, Inc.

Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve has increased interest rates four times in 2022 to date, most recently in late July, and has indicated that further hikes are likely if inflationary pressures remain elevated or intensify. Further increases to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our loan portfolios and other interest-earning assets. These and other actions taken by the Federal Reserve, including additional and aggressive increases to the target range for the federal funds rate, balance sheet management, and lending facilities, and any exit or perceived exit from quantitative easing, and similar actions taken by other central banks, are beyond our control and difficult to predict. These actions affect interest rates, the value of financial instruments, increase the likelihood of a more volatile and appreciating U.S. dollar and affect other assets and liabilities and can impact our members. Sudden changes in monetary policy, for example in response to high inflation, could lead to financial market volatility, further increases in market interest rates, and a flattening or inversion of the yield curve. In addition, these actions combined with ongoing geopolitical instability, raise the risk of further periods of negative gross domestic product growth. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes to existing laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our counterparties and our earnings and operations. A further slowdown in consumer demand could limit the ability of firms to pass on fast-rising costs for labor and other inputs, weighing on earnings and potentially leading to a deterioration in current market conditions. Significant fiscal policy changes and/or initiatives may also raise the federal debt, affect businesses and household after-tax incomes and increase uncertainty surrounding the formulation and direction of U.S. monetary policy and volatility of interest rates. Changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds. For example, although we do not have operations in Ukraine or Russia, the ongoing war in Ukraine has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage.
Any of these developments could adversely affect our business, our members, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, our liquidity and our results of operations.
We utilize a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We utilize a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by rising interest rates combined with longer periods during which we may hold loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet. However, this historically has not been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by the COVID-19 pandemic and the war in Ukraine. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any cost. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.

SoFi Technologies, Inc.

Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential uncertainty, including, but not limited to, rising government debt levels, prospective executive branch or Federal Reserve policy shifts, the withdrawal of government interventions in the financial markets, changing U.S. consumer spending patterns, and changing expectations for inflation and deflation that may impact interest rates. For example, the Federal Reserve has raised its benchmark interest rates four times during 2022: 25 basis points in March 2022, 50 basis points in May 2022 and 75 basis points in each of June and July 2022. The Federal Reserve has also indicated that further rate hikes may be expected in 2022, largely in response to increasing inflation. Increased interest rates may decrease borrower demand for our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. We have experienced lower demand for our home loans in a rising interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
Additionally, an inflationary environment combined with the tight labor market could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we may be required to increase our operating costs or risk losing skilled workers to competitors.
Fluctuations in interest rates could negatively affect the demand for our SoFi Checking and Savings products.
Falling or low interest rates may have a negative impact on the demand for our SoFi Checking and Savings product. SoFi Checking and Savings provides members a digital banking experience that offers a variable annual percentage yield, which rate is at our discretion. If we are not able to offer a competitive interest rate on deposit accounts, demand for our SoFi Checking and Savings products may decrease, which may impact our ability to access a more cost-effective source of funding for our loans. Although we are currently in a rising interest rate environment, there is no guarantee we will remain so and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
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
While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity and net revenue. For example, when as a result of unanticipated prepayment levels, loans within a securitization trust amortize faster than originally contracted due to prepayments, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net revenue may decrease, inclusive of the diminished value of any retained residual interest by us in the trust.
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

SoFi Technologies, Inc.

The transition away from LIBOR as a benchmark reference for interest rates may affect our cost of capital, or our liquidity, or expose us to borrower litigation or damage to the SoFi brand.
LIBOR has served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. Prior to December 31, 2021, we typically used USD LIBOR as the reference rate for the securities issued under certain of our securitizations (such as student loan securitizations), certain secured and unsecured financing facilities (such as the loan warehouse facilities, risk retention facilities and revolving credit facility), certain hedging arrangements, and our Series 1 Redeemable Preferred Stock dividends. LIBOR was set based on interest rate information reported by certain banks, which stopped reporting such information after 2021. After December 31, 2021, the ICE Benchmark Administration Limited (the “IBA”), the administrator of LIBOR, ceased publishing one-week and two-month USD LIBOR, in addition to certain other non-USD tenors. The IBA expects to continue to publish all remaining USD LIBOR tenors through June 30, 2023, with the overnight and 12-month tenors ceasing immediately thereafter and the one-month, three-month and six-month tenors becoming non-representative from that date. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the U.S., in which the Federal Reserve recommends benchmark replacement rates for residual exposures after June 2023 which continue to have no or insufficient fallback provisions. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
In the fourth quarter of 2021, we began to use SOFR (the rate recommended by the Federal Reserve in conjunction with the Alternative Reference Rates Committee as the recommended risk-free reference rate for the United States) as the pricing index on all new variable-rate loan originations, and on new warehouse facility agreements and other financial instruments. We also continue to transition existing warehouse facility lines to SOFR or another representative alternative reference rate. Our derivative agreements are governed by the International Swap Dealers Association, which established a 2020 IBOR Fallbacks Protocol and supplement that became effective in January 2021, as well as additional subsequent supplements, to allow counterparties to modify legacy trades to reference amended standard definitions inclusive of the new fallback language. However, most of these legacy financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments.
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
The success of our hedging strategy will be subject to our ability to correctly assess counterparty risk and the degree of correlation between the performance of the instruments used in the hedging strategy and any changes in interest rates, along with our ability to continuously recalculate, readjust and execute hedges in an efficient and timely manner. Therefore, though we may enter into transactions to seek to reduce risks, unanticipated changes may create a more negative consequence than if

SoFi Technologies, Inc.

we had not engaged in any such hedging transactions. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the instruments being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. Any failure to manage our hedging positions properly or inability to enter into hedging instruments under acceptable terms could affect our financial condition and results of operations.
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
The COVID-19 pandemic has caused changes in consumer and student behavior, as well as economic disruptions. In the initial stages of the COVID-19 pandemic, extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 and variants thereof, including travel bans, quarantines, “stay-at-home” orders, suspension of interest accrual and collections on certain federally-backed student loans, and similar mandates for many individuals and businesses to substantially restrict daily activities led to decreases in consumer activity generally. Although consumer activity has improved since the start of the pandemic and many government mandates to restrict daily activities have been lifted in the United States, recovery varies globally and the ongoing COVID-19 pandemic and its effects continue to evolve. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have contributed to the volatility of ongoing recovery. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. The reinstatement and subsequent lifting of these measures may occur periodically, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and partners. We are uncertain of the full effect the pandemic will have on the longer-term prospects for our business since the scope, duration and impact of the COVID-19 pandemic is unknown and evolving factors such as the extent of any resurgences of the virus or emergence of new variants will impact the stability of economic recovery and growth.
Macroeconomic factors indirectly related to the COVID-19 pandemic have also impacted our business. For example, the Federal Reserve has increased the benchmark interest rate four times during 2022: 25 basis points in March 2022, 50 basis points in May 2022 and 75 basis points in each of June and July 2022. The Federal Reserve has also indicated that further rate hikes may be expected in 2022, largely in response to increasing inflation. Increased interest rates could unfavorably impact demand for loan products, particularly variable-rate refinancing loan products, as we have observed with demand or our home loan product. Additionally, demand for our student loan products in particular may continue to be impacted by legislative and regulatory actions, as described in more detail in these risk factors. There have been, and may continue to be, other factors that put downward pressure on demand for our loan products.
See “Management’s Discussion and Analysis of our Financial Condition and Results of Operations — Key Business Metrics” and “—Results of Operations” for further discussion of the impact of the COVID-19 pandemic and macroeconomic conditions in recent periods on our business and operating results. The COVID-19 pandemic and any further deterioration in macroeconomic conditions, and their impact, may also have the effect of heightening many of the other risks described herein.
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

SoFi Technologies, Inc.

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
Although we continue to evaluate the ultimate impact of local, state and federal legislation and regulation, guidance and actions, future legislative, regulatory and executive actions, and the ongoing impact of our own forbearance measures on our financial results, business operations and strategies, there is no guarantee that our estimates will be accurate or that any actions we take based on such estimates will be successful. Furthermore, we believe that the cost of responding to, and complying with, evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.
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
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties; and
•geographic expansion exposes our business to known and unknown regulatory compliance risks, including elevated risk factors for tax compliance, money laundering controls, and supervisory controls oversight.
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

SoFi Technologies, Inc.

extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes.
Galileo and Technisys depend on a small number of clients, the loss or disruptions in operations of any of which could have a material adverse effect on their businesses and financial results, and negatively impact our financial results and results of operations.
Galileo and Technisys’ clients are highly concentrated. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of customers, including the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of the client to a competitor, harm to that client’s reputation or financial prospects or other reasons. In addition, disruptions in the operations of any of Galileo’s key clients have in the past disrupted Galileo’s operations, and any future disruptions in the operations of any key Galileo or Technisys clients could be material and have an adverse impact on our results of operations.
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
We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, we have in the past and may in the future be subject to fraudulent activity, which may affect our results of operations. For example, our general and administrative expenses increased related to fraud events in 2022 relative to 2021. The possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments, particularly as a large part of our workforce works remotely. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Indeed, fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.

SoFi Technologies, Inc.

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
Revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. We have been investing in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. While we saw an increase in revenue from SoFi Credit Card in the second quarter of 2022, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will continue to be effective. Further, developing our service offerings, marketing SoFi Credit Card in additional customer acquisition channels and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand. See “Funding and Liquidity Risks—SoFi Credit Card is a relatively new product with a limited performance history and any failure to accurately capture credit risk or to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition”.
SoFi may be unable to successfully integrate Technisys’ operations and may not realize the anticipated benefits of acquiring Technisys.
We closed the Technisys acquisition in March 2022 and are working to integrate Technisys’ operations into our business. The success of the Technisys acquisition, including anticipated benefits and cost savings and potential additional revenue opportunities, will depend, in part, on SoFi’s ability to successfully integrate Technisys’ operations in a manner that results in various benefits, including, among other things, the development of an end-to-end vertically integrated banking technology stack to support multiple products and enable the combined company to meet the expanding needs of existing parties and serve additional established banks, fintechs and non-financial brands looking to enter financial services. The ongoing process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of SoFi’s businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of SoFi to maintain relationships with customers and employees. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of Technisys’ operations could have an adverse effect on the business, financial condition, operating results and prospects of SoFi.
If SoFi experiences difficulties in the integration process, including those listed above, SoFi may fail to realize the anticipated benefits of the Technisys acquisition in a timely manner or at all. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues, lost cost savings and incremental revenue opportunities

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

renewed on the same terms. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.
There can be no assurance that economic conditions will be favorable for our business, that interest in purchasing our loans by financial institutions will remain at current levels, or that default rates by our members will not increase. Reduced demand or lower prices or a lower advance rate for our products from institutional whole loan purchasers, securitization investors and warehouse lenders and increased default rates by our members may limit our access to capital, including debt warehouse facilities and securitizations, and negatively impact our profitability.
If we do not make accurate credit and pricing decisions or effectively forecast our loss rates, our business and financial results will be harmed, and the harm could be material.
In making a decision whether to extend credit to prospective or existing members, we rely upon data to assess our ability to extend credit within our risk appetite, our debt servicing capacity, and overall risk level to determine lending exposure and loan pricing. If the decision components, rapidly deteriorating macroeconomic conditions or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made, which will negatively affect our financial results. If our credit decisioning strategy fails to adequately predict the creditworthiness of our members, including a failure to predict a member’s true credit risk profile and ability to repay their loan, higher than expected loss rates will impact the fair value of our loans. Additionally, if any portion of the information pertaining to the prospective member is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses, including losses attributed to fraud. Furthermore, we rely on credit reporting agencies to obtain credit reports and other information we rely upon in making underwriting and pricing decisions. If one of these third parties experiences an outage, if we are unable to access the third-party data used in our decision strategy, or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict credit losses inherent in our loan portfolio, which would negatively impact our results of operations, which could be material.
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
Our lending and platform access decisions are based partly on information provided to us by applicants. To the extent that an applicant provides information to us in a manner that we are unable to verify, or the information provided by an applicant consists of data obtained under false pretenses by third-parties, is a manufactured/synthetic identity, or is a stolen identity, our credit decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including credit reporting agencies, is a significant component of our credit decisions and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and results of operations. Additionally, we rely on the accuracy of applicant information in approving applicants for our non-lending products, such as SoFi Checking and Savings, SoFi Credit Card or SoFi Invest accounts. If the information provided to us by these applicants is incorrect or fraudulent and we are unable to detect the inaccuracies, it increases our regulatory and fraud risk and the risk of identity theft to our members, and could harm our reputation, business and results of operations.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Any concentration of our members in specific geographic areas may increase the risk of loss on our loans. Certain regions of the United States from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans in other regions of the country. Moreover, a further deterioration in economic conditions, outbreaks of disease (such as new or worsening outbreaks of COVID-19 or additional strains or variants), the continued increase in extreme weather conditions and other natural events (such as hurricanes, tornadoes, floods, drought, wildfires, mudslides, earthquakes and other extreme conditions) could adversely affect the ability and willingness of borrowers in affected regions to meet their payment obligations under their loans and may consequently affect the delinquency and loss experience of such loans. In addition, we, as master servicer for all student loans

SoFi Technologies, Inc.

and home loans and as servicer of our personal loans, have offered in the past, and may in the future offer, hardship forbearance or other relief programs in certain circumstances to affected borrowers.
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
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. With the acquisition of SoFi Bank, we are now able to utilize deposits as well, which offer us a lower cost source of funds. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. There can be no assurance that we will be able to successfully access the securitization markets at any given time, or that deposits at SoFi Bank will remain at current levels, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
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
We require a significant amount of short-term funding capacity for loans we originate. As of June 30, 2022, we had $7.1 billion of warehouse loan funding capacity through 24 warehouse facility arrangements. Additionally, consistent with industry practice, our existing warehouse facilities generally require periodic renewal. If any of our committed warehouse facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate an acceptable or sustainable volume of loans,

SoFi Technologies, Inc.

which would have a material adverse effect on our business. Additionally, as our business continues to expand, including our home loan business, we may need additional warehouse funding capacity for the loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.
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
Increases in member default rates could make us and our loans less attractive to our existing or prospective funding sources, including whole loan buyers, securitization investors and lenders under debt warehousing facilities. If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they or prospective funding sources may increase the cost of providing future financing or refuse to provide future financing or purchase loans on terms acceptable to us or at all.
Our securitizations are nonrecourse to SoFi Technologies and are collateralized by the pool of our loans pledged to the relevant securitization issuer. If the loans securing our securitizations fail to perform as expected, the lenders under our warehouse facilities, the whole loan purchasers who purchase our loans, the investors in our securitizations who purchase securities backed by our loans, or future lenders, whole loan purchasers or securitization investors in similar arrangements, may increase the cost of providing future financing or refuse to provide future financing or purchase loans on terms acceptable to us or at all.
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
We sell the loans we originate to third parties, including, with respect to home loans, counterparties like the FNMA, and we make representations and warranties when we sell loans to third parties and in our financing transactions. In the ordinary course of business, we are exposed to liability under these representations and warranties made to purchasers of loans. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with the law and with our credit risk origination policy and servicing guidelines and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. In connection with our whole loan sales, we also typically covenant to repurchase any loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase home loans or indemnify purchasers of home loans could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a

SoFi Technologies, Inc.

detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects.
Our agreements with our lenders contain a number of early payment triggers and covenants. A breach of such triggers or covenants or other terms of such agreements could result in an early amortization, default, and/or acceleration of the related funding facilities, which could materially impact our operations.
Primary funding sources available to support the maintenance and growth of our business include, among others, securitizations, debt warehouse facilities and corporate revolving debt. Our liquidity would be materially adversely affected by our inability to comply with various covenants and other specified requirements set forth in our agreements with our lenders, which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For a description of these covenants, requirements and events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
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
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. Because we intend to continue to make investments to support the growth of our business, we may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including lending to our members, increasing our marketing expenditures to attract new members and improve our brand awareness, developing our other products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. In particular, we may require additional access to capital to support our lending operations. Volatility in the credit markets in general or in the market for student, personal and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing has increased and may continue to increase due to market volatility, rising interest rates, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We are required to serve as a source of financial strength for SoFi Bank, which means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support. In addition, maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations,

SoFi Technologies, Inc.

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
A reduction in our liquidity position could reduce our customers’ confidence in us, which could result in the withdrawal of customer assets and loss of customers, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, FINRA or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which may adversely affect our liquidity position include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between digital asset transaction settlements between us and our digital asset market makers and between us and our digital asset customers, fluctuations in cash held in customer accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or customer confidence resulting in unanticipated withdrawals of customer assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility, grow deposits and pursue other potential options. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures, implement cost cutting procedures, delay or reduce future hiring, discontinue the pursuit of our strategic objectives and growth strategies or reduce our rate of future originations compared to the current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
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
SoFi Checking and Savings is a relatively new product that is expected to continue to provide us with an important source of cost-efficient funding and any failure to scale the product due to our limited experience or a competitive marketplace could have a negative impact on our business, operating results and financial condition.
We expect that SoFi Checking and Savings, a deposit account product that we commenced offering in the first quarter of 2022, will continue to provide us with an important source of deposits to use for cost-effective funding of loan originations and other activities. However, revenue growth for SoFi Checking and Savings is dependent on increasing the volume of members who open an account and on growing balances in those accounts. Although the product has so far performed above expectations, there is no guarantee account openings and the amount on deposit in those accounts will continue to grow. In addition, although we have begun investing in a number of initiatives to attract new SoFi Checking and Savings accountholders and capture a greater share of our members’ savings, including offering a competitive annual percentage yield on deposits, there can be no assurance that these investments in SoFi Checking and Savings to acquire members, provide differentiated features

SoFi Technologies, Inc.

and services and spur usage of our deposit account product will be effective. Further, developing our service offerings and marketing SoFi Checking and Savings in additional customer acquisition channels could have higher costs than anticipated, and could adversely impact our results or dilute our brand. Finally, the SoFi Checking and Savings product faces competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits, which may impact the success of the product. In the event we are unable to sufficiently grow the SoFi Checking and Savings product, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans, either of which could have a negative impact on our business, operating results and financial condition. See “Fluctuations in interest rates could negatively affect the demand for our SoFi Checking and Savings products.”
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

SoFi Technologies, Inc.

We hold lending licenses or similar authorizations in multiple states, each of which has the authority to supervise and examine our activities. As a licensed consumer lender, mortgage lender, loan broker, collection agency, money services business and loan servicer in certain states, we are subject to examinations by state agencies in those states. Similarly, we are subject to licensure requirements and regulations as an education loan servicer in multiple states. An administrative proceeding, litigation, investigation or regulatory proceeding relating to allegations or findings of the violation of such laws by us, any sub-servicer we engage, or our collection agents, could impair our ability to service and collect on our loans or could result in requirements that we pay damages, fines or penalties and/or cancel the balance or other amounts owing under one or more of our loans. There is no assurance that allegations of violations of the provisions of applicable federal or state consumer protection laws will not be asserted against us, any sub-servicers we engage or our collection agents or other prior owners of our loans in the future. To the extent it is determined that any of our loans was not originated in accordance with all applicable laws, we may be obligated to repurchase such loan from a whole loan buyer, securitization trust or warehouse facility.
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
Compliance with applicable law is costly, and our failure to comply with applicable federal, state and local laws could lead to:
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
While we have developed and monitor policies and procedures designed to assist in compliance with laws and regulations, no assurance can be given that our compliance policies and procedures will be effective and that we will not be subject to fines and penalties, including with respect to any alleged noncompliance with the FTC Consent Order. Ambiguities in applicable statutes and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws, difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how compliance violations may be cured. We may fail to comply with applicable statutes and regulations even if acting in good faith, or because governmental bodies or courts

SoFi Technologies, Inc.

interpret existing laws or regulations in a more restrictive manner, which may lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. In some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on our business.
We hold state licenses that result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired as a result of noncompliance with those requirements.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Our subsidiary, SoFi Securities, is an affiliated registered broker-dealer and FINRA member. The securities industry is highly regulated, including under federal, state and other applicable laws, rules and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, application of fiduciary standards, best execution and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which SoFi Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct periodic examinations of SoFi Securities, and may also conduct administrative proceedings. Additionally, material expansions of the business in which SoFi Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future.
From time to time, SoFi Securities and SoFi Wealth may be threatened with or named as a defendant in lawsuits, arbitrations and administrative claims. The firm is also subject to periodic regulatory examinations and inspections by regulators (including the SEC and FINRA). Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC and FINRA, by dissatisfied customers or others, or that are identified by regulators themselves are investigated by such regulators, and may, if pursued, result in formal claims being filed against SoFi Securities and SoFi Wealth by customers or disciplinary action being taken by regulators against the firm or its employees. Our failure to comply with applicable laws or regulations or our own policies and procedures could result in fines, litigation, suspensions of personnel or other sanctions, which could have a material effect on our overall financial results. For example, in August 2021, we settled charges with the SEC against SoFi Wealth for allegedly breaching its fiduciary duties to clients in connection with the investment of client assets in two ETFs sponsored by Social Finance by agreeing to a cease-and-desist order, a censure, a penalty of $300 thousand, and to perform certain undertakings. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and our brand and lead to material legal, regulatory and financial exposure (including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and SoFi Wealth discuss matters raised by its regulators during regulatory examinations or otherwise upon their inquiry. These matters could result in censures, fines, penalties or other sanctions.
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

SoFi Technologies, Inc.

liquidity requirements may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, cease or alter certain operations or hold highly liquid assets, which may adversely affect our results of operations.
Evolving laws and government regulations could adversely affect our Financial Services segment.
Governmental regulation of global financial markets and financial institutions is pervasive and continuously evolving. This includes regulation of investment managers and activities through the implementation of compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; capital requirements; regulations governing digital assets; limitations on compensation to managers; books and records, reporting and disclosure requirements; and new or increased regulation of the payments industry such as caps on interchange reimbursement fees and increased scrutiny of routing practices. The effects on us of future regulation, or of changes in the interpretation and enforcement of existing regulation, could have an adverse effect on our investment strategies or our business model. Policy changes and regulatory reform by the U.S. federal government may create regulatory uncertainty for our members’ portfolios and our investment strategies and adversely affect our profitability.
Our business and reputation may be harmed by changes in business, economic or political conditions that impact global financial markets or by a systemic market event.
As a financial services company, our business, results of operations and reputation are directly affected by elements beyond our control, such as economic and political conditions, including rising interest rates, inflation, changes in the volatility in financial markets (including volatility as a result of the COVID-19 pandemic and ongoing war in Ukraine), significant increases in the volatility or trading volume of particular securities, broad trends in business and finance, changes in the volume of securities trading generally, changes in the markets in which such transactions occur and changes in how such transactions are processed. These elements can arise suddenly and the full impact of such conditions can remain uncertain. A prolonged weakness in equity markets, such as a slowdown which causes a reduction in trading volume in or valuation of securities, derivatives or digital assets markets, may result in reduced revenues and would have an adverse effect on our business, financial condition and results of operations. Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our customers reducing their engagement with our platform. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations.
In addition, a prolonged weakness in the U.S. equity markets or a general extended economic downturn could cause our customers to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing customers and potential new customers to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.
The regulatory regime governing blockchain technologies and digital assets is uncertain, and new regulations or policies may alter our business practices with respect to digital assets.
We currently offer virtual currency and digital asset-related trading services through a subsidiary that is licensed and registered with various governmental authorities as a money service business, money transmitter, virtual currency business or the equivalent. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. For example, SoFi Bank’s activities with respect to digital assets may be restricted. The conditional approval of the bank charter by the OCC was conditioned on SoFi Bank not engaging in any crypto-related activities or services unless it has received a prior written determination of no supervisory objection from the OCC. In addition, in connection with our approval as a bank holding company, the Federal Reserve determined that certain activities of SoFi Digital Assets, LLC in providing members with the ability to buy or sell various digital currencies through SoFi Digital Assets, LLC's omnibus account with a third-party custodian is not a permissible activity under the Bank Holding Company Act and Regulation Y. However, under Section 4 of the Bank Holding Company Act, the Federal Reserve has permitted us to continue our current digital assets related offering for a two-year conformance period from the date we became a bank holding company, with the possibility for three one-year extensions, provided that we do not expand our impermissible activities, except as authorized by the Bank Holding Company Act and Regulation Y, or increase our established risk limits for total customer digital assets maintained in wallets that are accessible online, referred to as “hot wallets”, or held on balance sheet. Treatment of

SoFi Technologies, Inc.

virtual currencies continues to evolve under federal and state law. Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network (“FinCEN”), the Commodity Futures Trading Commission, (the “CFTC”), the Internal Revenue Service (the “IRS”), and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements, pursued cases against businesses in the digital assets space or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating virtual currency as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of digital assets. The CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. To the extent that Bitcoin or any other digital asset is deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”) or if proposed legislation is passed which classifies Bitcoin and other digital assets as a commodity, we may be subject to additional regulation under the CEA and CFTC regulations.
The prices of digital assets have been in the past and may continue to be highly volatile, including as a result of various associated risks and uncertainties in future regulation of digital assets and blockchain technologies. Following recent unstable market conditions, certain digital asset lenders and platforms have frozen or limited withdrawals and other such lenders and platforms may, in the future, need to or be required to freeze or limit withdrawals or may become insolvent and cease operations entirely. The effects of these actions or insolvencies may cause broader effects through the digital asset markets, potentially increasing price volatility. The prevalence of digital assets is a relatively recent trend, and we do not know, or may be unable to prepare for, other market-impacting events that could cause increased volatility or a prolonged periods of price depression.
Foreign, federal, state and local regulators revisit and update their laws and policies, and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or new legislation, may impose significant costs or restrictions on our ability to conduct business, significantly affect or change the manner in which we currently conduct some aspects of our business or impact our business in unforeseeable ways. Regulatory guidance around issues like the security status of digital assets has been unclear, and regulatory action in this area could further add to this uncertainty. On July 21, 2022, the SEC announced insider trading charges against individuals transacting in digital assets and, as part of the complaint, the SEC alleged certain digital assets were securities. If the SEC alleges that any assets we offer are securities, we could face potential regulatory action. If we need to limit the types of digital assets we offer, our business or revenue may suffer. If we are unable to successfully comply with new regulation, we may face regulatory action or penalties.
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

SoFi Technologies, Inc.

There are financial and third party risks associated with using a custodian to store cryptocurrency offerings.
Cryptocurrency is a new and emerging asset class and there are financial and third party risks related to our digital assets offerings, such as inappropriate access to or theft or destruction of digital assets held by our custodians, insufficient insurance coverage by the custodians to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate digital assets holdings, and defaults on financial or performance obligations by counterparty financial institutions. The realization of any one or combination of these risks could materially and adversely affect our financial performance and significantly harm our business.
The obligations associated with our custodial arrangements, including to take measures to safeguard digital assets, involve unique risks and uncertainties. While other types of assets held in a similar manner have been deemed not to be part of the asset custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet considered the appropriate treatment of custodial holdings of digital assets. We hold our members’ digital assets through two third-party custodians. Although we intend to structure our arrangements with third-party custodians in a manner that would not deem the assets to be the property of the custodian, there is no guarantee that a court would not consider such assets as part of the custodian’s bankruptcy estate. As there is a lack of legal precedent in this area and as the outcome of any claim could be very fact-dependent, such an event could delay or preclude the return of digital assets to our members. These and other risks could adversely impact our digital assets product offering, our reputation and harm our business.
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
We are subject to anti-corruption, anti-bribery and similar laws, and noncompliance with such laws can subject us to significant adverse consequences, including criminal or civil liability and harm our business.
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

SoFi Technologies, Inc.

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
Various lawmakers, regulators and other public officials have recently made statements about our business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. On October 5, 2021, for example, SEC Chair Gensler, speaking before the U.S. House of Representatives Committee on Financial Services, reiterated his view that payment for order flow (“PFOF”) and exchange rebates may present a number of conflicts of interest. This follows the Spring 2021 House Committee on Financial Services hearings on the events surrounding the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, PFOF” and options trading. Gary Gensler previously instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. On October 14, 2021, the SEC issued the “Staff Report on Equity and Options Market Structure Conditions in Early 2021.” In its report, the SEC concluded that “consideration should be given to whether game-like features and celebratory animations that are likely intended to create positive feedback from trading lead investors to trade more than they would otherwise,” and that “payment for order flow and the incentives it creates may cause broker-dealers to find novel ways to increase customer trading, including through the use of digital engagement practices.” In addition, on August 27, 2021, the SEC issued a request for information and comments on broker-dealer and investment adviser digital engagement practices (“DEPs”), related tools and methods, regulatory considerations, and potential approaches. In its request, the SEC noted that certain competition practices, such as PFOF, in combination with zero commissions, create incentives for firms to use DEPs to encourage frequent trading, and that these incentives may not be transparent to retail

SoFi Technologies, Inc.

investors. The SEC noted that DEPs can potentially harm retail investors if they prompt them to engage in trading activities that may not be consistent with their investment goals or risk tolerance. Previously, on May 6, 2021, in testimony to the House Committee on Financial Services, Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading and advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. Additionally, on June 9, 2021, Chair Gensler remarked at a public conference that he had instructed the SEC staff to make recommendations for the SEC’s consideration on best execution, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. The regulatory agenda published by the SEC on October 4, 2021, identified that the SEC would be considering proposing rules in the next year to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration and certain other practices. A previous agenda also indicated that the SEC might be considering potential rules related to gamification, behavioral prompts, predictive analytics and differential marketing (although it is unclear if this will materialize).
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

SoFi Technologies, Inc.

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
Should we undertake an international expansion of our business, particularly if we commence doing business in one or more countries of the EU or the United Kingdom (the “UK”), we will be required to comply with stringent privacy and data protection laws. Within the EU, legislators have adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. Should we commence doing business in Europe, the GDPR will impose additional obligations and risk upon our business, which may increase substantially the penalties to which we could be subject in the event of any noncompliance. We may incur substantial expense in complying with obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the “UK GDPR”. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Noncompliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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

SoFi Technologies, Inc.

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
From time to time, in the normal course of business, we may receive or be subject to inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, SEC, the Federal Reserve, the OCC, the FDIC, the state attorneys general, state financial regulatory agencies, other state or federal agencies, and SROs like FINRA. We also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could have a material adverse effect on our business, financial condition or results of operations. See Part II, Item 1 “Legal Proceedings”.
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

SoFi Technologies, Inc.

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
Any failure or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased customer satisfaction and increase customer attrition, subject us to customer complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Through contractual provisions and third-party risk management processes, we take steps to require that our providers and their subcontractors protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of customers, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.
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
From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and SROs, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government

SoFi Technologies, Inc.

agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities. See “Regulatory, Tax and Other Legal Risks — Our Lending segment is highly regulated, and if we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected” for a discussion of the FTC Consent Order and “Regulatory, Tax and Other Legal Risks — We hold state licenses that result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired as a result of noncompliance with those requirements”.
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

SoFi Technologies, Inc.

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
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, who have significant experience in the financial services and technology industries, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Furthermore, many candidates evaluate year over year stock growth trends for a sense of the potential long-term value of their proposed stock awards, or have recently begun to discount the value of growth stocks on the whole. The volatility of the market price of our common stock could harm our ability to attract and retain talent. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including interest rate risk, credit risk, deposit risk, market risk, foreign currency exchange rate risk, liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the loan purchaser. Our exposure to credit risk mainly arises from our lending activities. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We may in the future be subject to increasing foreign currency exchange rate risk with our recent acquisition of Technisys, a foreign company. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position at the broker-dealer and SoFi Bank. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members and prospective members. We also have arrangements in place with certain third-party service providers that require us to share consumer information. Although we devote significant resources and management focus to ensuring the integrity of our systems through information/cyber security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. We and third-party service providers have experienced such instances in the past and expect to continue to experience them in the future. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with the war in Ukraine and imposition of sanctions on Russia. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Cybersecurity risks in the financial services industry have increased recently, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security breaches involving the theft of non-public and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. We also may fail to detect the existence of a security breach related to the information of our members.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt, including in connection with acquisitions;
•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the ongoing COVID-19 pandemic, recessions, interest rates, inflation, local and national elections, corruption, political instability and acts of war or terrorism, including the war in Ukraine.
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

SoFi Technologies, Inc.

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
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
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

SoFi Technologies, Inc.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Frequency of Say on Pay
As previously reported on Form 8-K, in an advisory vote on the preferred frequency of future stockholder advisory votes on executive compensation held at the 2022 annual meeting on July 12, 2022, 407,528,398 shares voted for one year, 4,859,176 shares voted for two years, 2,696,243 shares voted for three years and 3,959,134 shares abstained. Our Company has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by our Board of Directors in the proxy statement for the 2022 annual meeting, that we will hold future votes to approve the compensation paid to the Company’s named executive officers (“say on pay votes”) on an annual basis until the next required vote on the frequency of say on pay votes. This disclosure is intended to satisfy Item 5.07(d) of Form 8-K.
Resignation of Named Executive Officer
On August 8, 2022, Ms. Michelle Gill, Executive Vice President and Group Business Unit Leader – Lending and Capital Markets, provided notice of her intention to resign from her position with the Company, effective at a date to be determined in September 2022. Ms. Gill resigned to pursue other opportunities and her resignation was not the result of any dispute or disagreement with the Company relating to the Company's operations, policies (including accounting or financial policies) or practices.
Ms. Gill’s duties and responsibilities over lending will be assumed by Chad Borton, President, SoFi Bank, and her duties and responsibilities over capital markets will be assumed by Christopher Lapointe, Chief Financial Officer.

SoFi Technologies, Inc.

The above disclosure is intended to satisfy the Company’s obligation under Item 5.02(b) of Form 8‐K.
Item 6. Exhibits

Exhibit No.	Description

10.1+	Amended and Restated 2021 Stock Option and Incentive Plan and forms of agreement thereunder
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________
+     Filed herewith.
*     Indicates a document being furnished with this Form 10-Q. Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoFi Technologies, Inc.
(Registrant)

Date:	August 9, 2022	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer

SoFi Technologies, Inc.

SOFI TECHNOLOGIES, INC.

SUPPLEMENTAL INFORMATION

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Supplemental Financial Data
As a bank holding company, we are providing the following supplemental information pursuant to Subpart 1400 of Regulation S-K. Certain other information required by Subpart 1400 of Regulation S-K is presented throughout this Quarterly Report on Form 10-Q.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Rate	Average Balances(1)	Interest Income/Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,064,672	$943	0.35%	$782,083	$180	0.09%
Investments in available-for-sale securities	199,542	437	0.88	—	—	—
Loans(2)	7,804,416	145,337	7.45	4,839,883	79,677	6.59
Securitization investments	306,298	2,567	3.35	431,184	3,794	3.52
Related party receivables	—	—	—	—	—	—
Total interest-earning assets	9,374,928	149,284	6.37%	6,053,150	83,651	5.53%
Total noninterest-earning assets	3,011,591			1,886,758
Total assets	$12,386,519			$7,939,908
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$1,137,097	$2,654	0.93%	$—	$—	—%
Savings deposits	673,561	1,863	1.11	—	—	—
Time deposits	17,660	26	0.59	—	—	—
Total interest-bearing deposits	1,828,318	4,543	0.99	—	—	—
Debt(2)	4,284,366	21,012	1.96	3,778,435	25,481	2.70
Residual interests classified as debt	61,388	1,037	6.76	110,828	2,146	7.75
Total interest-bearing liabilities	6,174,072	26,592	1.72%	3,889,263	27,627	2.84%
Total noninterest-bearing liabilities	682,474			601,724
Total liabilities	$6,856,546			$4,490,987
Total temporary equity	320,374			2,459,987
Total permanent equity	5,209,599			988,934
Total liabilities, temporary equity and permanent equity	$12,386,519			$7,939,908

Net interest income(3)		$122,692			$56,024
Net interest margin(4)			5.23%			3.70%
___________________
(1)Average balances were calculated on four-month ending balances and include accrued interest.
(2)Interest income on loans measured at amortized cost includes amortization of deferred loan fees, net of deferred loan costs, of $2.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense on debt includes debt issuance and discount expense of $3.9 million and $5.5 million during the three months ended June 30, 2022 and 2021, respectively.
(3)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(4)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

SoFi Technologies, Inc.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Rate	Average Balances(1)	Interest Income/Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,070,345	$1,401	0.26%	$781,404	$409	0.10%
Investments in available-for-sale securities	196,237	685	0.70	—	—	—
Loans(2)	7,383,365	259,722	7.04	4,849,458	156,899	6.47
Securitization investments	329,400	5,325	3.23	454,927	8,261	3.63
Related party receivables	—	—	—	5,140	211	8.21
Total interest-earning assets	8,979,347	267,133	5.95%	6,090,929	165,780	5.44%
Total noninterest-earning assets	2,565,560			1,922,710
Total assets	$11,544,907			$8,013,639
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$723,935	$2,927	0.81%	$—	$—	—%
Savings deposits	410,332	2,016	0.98	—	—	—
Time deposits	12,098	31	0.51	—	—	—
Total interest-bearing deposits	1,146,365	4,974	0.87	—	—	—
Debt(2)	4,547,852	42,039	1.85	4,045,285	58,099	2.87
Residual interests classified as debt	72,238	2,565	7.10	112,370	4,345	7.73
Total interest-bearing liabilities	5,766,455	49,578	1.72%	4,157,655	62,444	3.00%
Total noninterest-bearing liabilities	602,256			576,020
Total liabilities	$6,368,711			$4,733,675
Total temporary equity	320,374			2,765,858
Total permanent equity	4,855,822			514,106
Total liabilities, temporary equity and permanent equity	$11,544,907			$8,013,639

Net interest income(3)		$217,555			$103,336
Net interest margin(4)			4.85%			3.39%
__________________
(1)Average balances were calculated on seven-month ending balances and include accrued interest.
(2)Interest income on loans measured at amortized cost includes amortization of deferred loan fees, net of deferred loan costs, of $3.7 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense on debt includes debt issuance and discount expense of $8.1 million and $11.5 million during the six months ended June 30, 2022 and 2021, respectively.
(3)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(4)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

SoFi Technologies, Inc.

Analysis of Changes in Net Interest Income
The following table presents period-over-period changes in net interest income and the extent to which the variance is attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$250	$513	$763	$378	$614	$992
Investments in available-for-sale securities	437	—	437	685	—	685
Loans	55,207	10,453	65,660	89,134	13,689	102,823
Securitization investments	(1,047)	(180)	(1,227)	(2,029)	(907)	(2,936)
Related party receivables	—	—	—	—	(211)	(211)
Total interest income	$54,847	$10,786	$65,633	$88,168	$13,185	$101,353

Interest expense:
Interest-bearing deposits	$4,543	$—	$4,543	$4,974	$—	$4,974
Debt	2,481	(6,950)	(4,469)	4,646	(20,706)	(16,060)
Residual interests classified as debt	(835)	(274)	(1,109)	(1,425)	(355)	(1,780)
Total interest expense	$6,189	$(7,224)	$(1,035)	$8,195	$(21,061)	$(12,866)
Net interest income	$48,658	$18,010	$66,668	$79,973	$34,246	$114,219
___________________
(1)We calculate the change in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.

SoFi Technologies, Inc.

Loan Maturity Schedule
The following table presents the maturities of our loan portfolio, as well as the separate presentation of the total amount of loans in each loan category that are due after one year that have variable rates and fixed rates:

	As of June 30, 2022(1)
($ in thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Loan Portfolio:
Student loans	$5,584	$633,872	$2,375,064	$643,173	$3,657,693
Home loans	—	—	5,623	136,495	142,118
Personal loans	52,301	3,372,256	519,211	—	3,943,768
Credit card(2)	192,824	—	—	—	192,824
Commercial and consumer banking	2,812	7,227	15,676	54,487	80,202
Total loans	$253,521	$4,013,355	$2,915,574	$834,155	$8,016,605

Loans with variable rates:
Student loans		$59,294	$99,500	$6,974	$165,768
Home loans		—	—	—	—
Personal loans		10,607	—	—	10,607
Commercial and consumer banking		3,554	11,736	49,371	64,661
Total loans		$73,455	$111,236	$56,345	$241,036

Loans with fixed rates:
Student loans		$574,578	$2,275,564	$636,199	$3,486,341
Home loans		—	5,623	136,495	142,118
Personal loans		3,361,649	519,211	—	3,880,860
Commercial and consumer banking		3,673	3,940	5,116	12,729
Total loans		$3,939,900	$2,804,338	$777,810	$7,522,048
__________________
(1)Maturities presented are based upon the contractual terms of the loans. Amounts represent unpaid principal balance of loans outstanding at period end.
(2)Due to the revolving nature of credit card loans, we report all of our credit card loans as due in one year or less.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost as of the dates indicated:

($ in thousands)	June 30, 2022	June 30, 2021
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$23,178	$691
Total loans outstanding(1)	$273,026	$42,625
Ratio(2)	8.49%	1.62%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was attributable to credit card and was reflective of both an increase in the average balance and an increase in our estimate of expected future credit losses.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.

SoFi Technologies, Inc.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost as of the dates indicated:

	June 30, 2022		June 30, 2021
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$21,974	71%	$691	100%
Commercial and consumer banking	1,204	29%	—	—%
Total	$23,178	100%	$691	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
Analysis of Charge-offs
The following tables present information regarding average loans outstanding during the period, net charge-offs during the period, and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
($ in thousands)	Average Loans(1)	Net Charge-offs	Ratio	Average Loans(1)	Net Charge-offs	Ratio
Student loans	$3,791,179	$2,687	0.28%	$2,844,432	$1,586	0.22%
Home loans	137,757	—	—	205,465	—	—
Personal loans	3,637,657	11,340	1.25	1,762,731	5,310	1.20
Credit card	157,642	4,488	11.39	27,255	—	—
Commercial and consumer banking	80,181	1	—	—	—	—
Total loans	$7,804,416	$18,516	0.95%	$4,839,883	$6,896	0.57%

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
($ in thousands)	Average Loans(1)	Net Charge-offs	Ratio	Average Loans(1)	Net Charge-offs	Ratio
Student loans	$3,830,197	$5,301	0.28%	$2,891,535	$3,986	0.28%
Home loans	157,943	—	—	191,636	—	—
Personal loans	3,193,601	18,451	1.16	1,745,704	12,415	1.42
Credit card	143,836	7,305	10.16	18,224	—	—
Commercial and consumer banking	57,788	1	—	2,359	—	—
Total loans	$7,383,365	$31,058	0.84%	$4,849,458	$16,401	0.68%
___________________
(1)Average balances were calculated on four-month or seven-month ending balances and include accrued interest.
Deposits
Uninsured Deposits
As of June 30, 2022, the amount of uninsured deposits totaled $241.0 million. We did not have any deposits as of June 30, 2021.
The following table presents uninsured time deposits by remaining time to maturity:

($ in thousands)	June 30, 2022
Uninsured Time Deposits
3 months or less	$3,098
Over 3 months through 6 months	7,304
Over 6 months through 12 months	505
Over 12 months	62
Total	$10,969