Form 10-Q
period 2022-09-30
SoFi Technologies, Inc.
filed 2022-11-09
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 31, 2022 was 927,938,294 shares.

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
In February 2022, we entered into an agreement to acquire Technisys S.A. (“Technisys”), a Luxembourg société anonyme and a cloud-native digital multi-product core banking platform (the “Technisys Merger”). The Technisys Merger closed in March 2022.
See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for information on our business combinations.
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
Forward-looking statements are subject to risks, uncertainties, and other factors described in Item II, Part 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our filings with the Securities and Exchange Commission (“SEC”) and include, among other things:
•our ability to achieve and maintain profitability in the future;
•the impact on our business of the regulatory environment and complexities with compliance;
•the effect and impact of the expiration of the federal student loan payment moratorium and loan forgiveness, and the potential impact and magnitude of any other governmental actions taken related to student loans;
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

SoFi Technologies, Inc.

•our ability to realize the benefits of our strategy, including what we refer to as our Financial Services Productivity Loop, and achieve scale in our Financial Services segment;
•our ability to successfully operate as a bank holding company, and to operate SoFi Bank;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$935,159	$494,711
Restricted cash and restricted cash equivalents(1)	326,274	273,726
Investments in available-for-sale securities (amortized cost of $204,359 and $195,796, respectively)	195,133	194,907
Loans, less allowance for credit losses on loans at amortized cost of $34,370 and $7,037, respectively(1)(2)	11,204,403	6,068,884
Servicing rights	168,438	168,259
Securitization investments	261,672	374,688
Equity method investments	—	19,739
Property, equipment and software	164,421	111,873
Goodwill	1,622,951	898,527
Intangible assets	456,771	284,579
Operating lease right-of-use assets	100,411	115,191
Other assets, less allowance for credit losses of $1,791 and $2,292, respectively	399,270	171,242
Total assets	$15,834,903	$9,176,326
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Noninterest-bearing deposits	$89,761	$—
Interest-bearing deposits	4,941,869	—
Total deposits	5,031,630	—
Accounts payable, accruals and other liabilities(1)	565,910	298,164
Operating lease liabilities	121,729	138,794
Debt(1)	4,568,523	3,947,983
Residual interests classified as debt(1)	45,734	93,682
Total liabilities	10,333,526	4,478,623
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(3):
Redeemable preferred stock, $0.00 par value: 100,000,000 shares authorized; 3,234,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 927,345,977 and 828,154,462 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively(4)	92	83
Additional paid-in capital	6,654,026	5,561,831
Accumulated other comprehensive loss	(9,600)	(1,471)
Accumulated deficit	(1,463,515)	(1,183,114)
Total permanent equity	5,181,003	4,377,329
Total liabilities, temporary equity and permanent equity	$15,834,903	$9,176,326
______________
(1)Financial statement line items include amounts in consolidated variable interest entities (“VIEs”). See Note 5.
(2)As of September 30, 2022 and December 31, 2021, includes loans held for sale measured at fair value of $10,924,056 and $5,952,972, respectively.
(3)Redemption amount is $323,400 as of September 30, 2022 and December 31, 2021.
(4)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of September 30, 2022 and December 31, 2021. See Note 11 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Loans	$191,525	$89,844	$451,247	$246,743
Securitizations	2,633	2,999	7,958	11,260
Related party notes	—	—	—	211
Other	3,881	758	6,758	2,023
Total interest income	198,039	93,601	465,963	260,237
Interest expense
Securitizations and warehouses	20,653	19,360	59,158	75,418
Deposits	14,149	—	19,123	—
Corporate borrowings	5,270	1,366	11,369	7,752
Other	117	500	801	1,400
Total interest expense	40,189	21,226	90,451	84,570
Net interest income	157,850	72,375	375,512	175,667
Noninterest income
Loan origination and sales	163,697	142,147	465,815	362,211
Securitizations	(8,772)	(4,551)	(31,790)	(6,613)
Servicing	7,296	458	30,003	(11,875)
Technology products and solutions	82,035	49,951	223,562	140,560
Other	21,879	11,626	53,754	39,314
Total noninterest income	266,135	199,631	741,344	523,597
Total net revenue	423,985	272,006	1,116,856	699,264
Noninterest expense
Technology and product development	110,702	74,434	291,976	209,771
Sales and marketing	162,129	114,985	444,121	297,170
Cost of operations	83,083	69,591	232,611	187,785
General and administrative	126,199	40,461	388,533	373,374
Provision for credit losses	16,323	2,401	39,387	2,887
Total noninterest expense	498,436	301,872	1,396,628	1,070,987
Loss before income taxes	(74,451)	(29,866)	(279,772)	(371,723)
Income tax benefit (expense)	242	(181)	(629)	(1,202)
Net loss	$(74,209)	$(30,047)	$(280,401)	$(372,925)
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	(1,914)	(150)	(8,360)	(150)
Foreign currency translation adjustments, net	325	204	231	(142)
Total other comprehensive income (loss)	(1,589)	54	(8,129)	(292)
Comprehensive loss	$(75,798)	$(29,993)	$(288,530)	$(373,217)
Loss per share (Note 16)
Loss per share – basic	$(0.09)	$(0.05)	$(0.35)	$(0.94)
Loss per share – diluted	$(0.09)	$(0.05)	$(0.35)	$(0.94)
Weighted average common stock outstanding – basic	916,762,973	800,565,830	893,455,206	429,750,486
Weighted average common stock outstanding – diluted	916,762,973	800,565,830	893,455,206	429,750,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at June 30, 2022	922,103,100	$92	$6,583,405	$(8,011)	$(1,389,306)	$5,186,180	3,234,000	$320,374
Share-based compensation expense	—	—	83,676	—	—	83,676	—	—
Vesting of RSUs	5,434,536	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(270,487)	—	(1,630)	—	—	(1,630)	—	—
Exercise of common stock options	234,622	—	429	—	—	429	—	—
Issuance of common stock in acquisition	(155,794)	—	(1,665)	—	—	(1,665)	—	—
Redeemable preferred stock dividends	—	—	(10,189)	—	—	(10,189)	—	—
Net loss	—	—	—	—	(74,209)	(74,209)	—	—
Other comprehensive loss, net of taxes	—	—	—	(1,589)	—	(1,589)	—	—
Balance at September 30, 2022	927,345,977	$92	$6,654,026	$(9,600)	$(1,463,515)	$5,181,003	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	828,154,462	$83	$5,561,831	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
Share-based compensation expense	—	—	251,195	—	—	251,195	—	—
Vesting of RSUs	16,746,634	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(932,949)	—	(7,476)	—	—	(7,476)	—	—
Exercise of common stock options	1,677,512	—	2,489	—	—	2,489	—	—
Issuance of common stock in acquisition	81,700,318	8	873,369	—	—	873,377	—	—
Vested awards assumed in acquisition	—	—	2,855	—	—	2,855	—	—
Redeemable preferred stock dividends	—	—	(30,236)	—	—	(30,236)	—	—
Net loss	—	—	—	—	(280,401)	(280,401)	—	—
Other comprehensive loss, net of taxes	—	—	—	(8,129)	—	(8,129)	—	—
Balance at September 30, 2022	927,345,977	$92	$6,654,026	$(9,600)	$(1,463,515)	$5,181,003	3,234,000	$320,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Continued)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at June 30, 2021	794,692,813	$79	$5,249,878	$(512)	$(1,042,055)	$4,207,390	3,234,000	$320,374
Share-based compensation expense	—	—	72,681	—	—	72,681	—	—
Vesting of RSUs	8,081,148	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(555,031)	—	(8,637)	—	—	(8,637)	—	—
Exercise of common stock options	3,448,984	—	17,277	—	—	17,277	—	—
Redeemable preferred stock dividends	—	—	(10,189)	—	—	(10,189)	—	—
Net loss	—	—	—	—	(30,047)	(30,047)	—	—
Other comprehensive income, net of taxes	—	—	—	54	—	54	—	—
Balance at September 30, 2021	805,667,914	$80	$5,321,009	$(458)	$(1,072,102)	$4,248,529	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	115,084,358	$—	$579,228	$(166)	$(699,177)	$(120,115)	469,150,522	$3,173,686
Share-based compensation expense	—	—	162,289	—	—	162,289	—	—
Vesting of RSUs	12,026,846	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(2,088,755)	—	(37,240)	—	—	(37,240)	—	—
Exercise of common stock options	5,652,778	—	20,642	—	—	20,642	—	—
Redeemable preferred stock dividends	—	—	(30,236)	—	—	(30,236)	—	—
Issuance of contingently issuable stock	1,281,132	—	—	—	—	—	—	—
Cancellation of redeemable preferred stock related to a business combination	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	(15,000,000)	(150,000)
Change in par for historical SoFi common stock	—	12	(12)	—	—	—	—	—
Net loss	—	—	—	—	(372,925)	(372,925)	—	—
Other comprehensive loss, net of taxes	—	—	—	(292)	—	(292)	—	—
Balance at September 30, 2021	805,667,914	$80	$5,321,009	$(458)	$(1,072,102)	$4,248,529	3,234,000	$320,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(280,401)	$(372,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	235,018	162,289
Depreciation and amortization	109,007	75,041
Deferred debt issuance and discount expense	12,106	14,228
Provision for credit losses	39,387	2,887
Deferred income taxes	(4,420)	699
Fair value changes in residual interests classified as debt	7,078	19,261
Fair value changes in securitization investments	13,256	(7,106)
Fair value changes in warrant liabilities	—	96,504
Other	11,635	(7,275)
Changes in operating assets and liabilities:
Originations and purchases of loans	(11,635,939)	(9,375,583)
Proceeds from sales and repayments of loans	6,654,289	9,297,238
Other changes in loans	10,566	2,138
Servicing assets	(179)	(13,877)
Related party notes receivable interest income	—	1,399
Other assets	(36,691)	(26,883)
Accounts payable, accruals and other liabilities	28,265	18,037
Net cash used in operating activities	$(4,837,023)	$(113,928)
Investing activities
Purchases of property, equipment, software and intangible assets	$(75,976)	$(38,445)
Purchases of available-for-sale investments	(44,974)	(205,128)
Proceeds from sales of available-for-sale investments	23,497	15,789
Proceeds from maturities and paydowns of available-for-sale investments	14,327	—
Changes in loans, net	(130,100)	—
Proceeds from securitization investments	99,760	201,093
Purchases of non-securitization investments	—	(20,000)
Proceeds from non-securitization investments	—	109,534
Acquisition of businesses, net of cash acquired	58,540	—
Proceeds from repayment of related party notes receivable	—	16,693
Net cash provided by (used in) investing activities	$(54,926)	$79,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Financing activities
Proceeds from debt issuances	$7,861,804	$6,296,901
Repayment of debt	(7,306,856)	(8,368,904)
Payment of debt issuance costs	(4,076)	(5,136)
Net change in deposits	4,859,240	—
Taxes paid related to net share settlement of share-based awards	(7,476)	(37,240)
Proceeds from stock option exercises	2,489	20,642
Payment of redeemable preferred stock dividends	(20,047)	(20,047)
Finance lease principal payments	(364)	(397)
Purchases of common stock	—	(526)
Redemptions of redeemable common and preferred stock	—	(282,859)
Proceeds from Business Combination and PIPE Investment	—	1,989,851
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	(26,951)
Net cash provided by (used in) financing activities	$5,384,714	$(434,666)
Effect of exchange rates on cash and cash equivalents	231	(142)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$492,996	$(469,200)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	768,437	1,323,428
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,261,433	$854,228

Reconciliation to amounts on unaudited condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$935,159	$533,523
Restricted cash and restricted cash equivalents	326,274	320,705
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$1,261,433	$854,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental non-cash investing and financing activities
Issuance of common stock in acquisition	$873,377	$—
Vested awards assumed in acquisition	2,855	—
Loans received in acquisition	84,485	—
Debt assumed in acquisition	2,000	—
Deposits assumed in acquisition	158,016	—
Deposits credited but not yet received in cash	14,374
Available-for-sale securities received in acquisition	10,014	—
Property, equipment and software received in acquisition	3,192	—
Non-cash loan reduction	1,386	—
Share-based compensation capitalized related to internally-developed software	16,177	—
Redeemable preferred stock dividends accrued but unpaid	10,189	10,189
Non-cash property, equipment, software and intangible asset additions	—	859
Deferred debt issuance costs accrued but unpaid	—	850
Securitization investments acquired via loan transfers	—	89,111
Available-for-sale investment securities purchased but unpaid	—	7,712
Costs directly attributable to the issuance of common stock paid in 2020	—	588
Reduction to temporary equity associated with purchase price adjustments	—	743
Warrant liabilities recognized in conjunction with the Business Combination	—	200,250
Series H warrant liabilities conversion to common stock warrants	—	39,959
Conversion of temporary equity into permanent equity in conjunction with the Business Combination	—	2,702,569

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
Social Finance entered into the Agreement with SCH on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021, in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination.”
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
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending strategy to offer home loans, personal loans and credit cards. The Company also developed non-lending financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform-as-a-service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, through its acquisition of Golden Pacific Bancorp, Inc., and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through its acquisition of Technisys S.A., allowing the Company to expand its technology platform services to a broader international market. For additional information on our recent business combinations, see Note 2. For additional information on our reportable segments, see Note 17.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated statements included in our annual filing on Form 10-K filed with the SEC on March 1, 2022. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
In our unaudited condensed consolidated statements of operations and comprehensive income (loss), we renamed the financial statement line item for noninterest income—technology platform fees to noninterest income—technology products and solutions in the first quarter of 2022 to accommodate noninterest income earned from Technisys. See Note 1 for our presentation of disaggregated revenue and Note 2 for our discussion of business combinations. In our unaudited condensed consolidated statements of cash flows, in the third quarter of 2022 we reclassified amounts related to the provision for credit losses to a separate financial statement line item from other within the adjustments to reconcile net loss to net cash used in

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
operating activities. The prior period amount was recast to conform to the current period presentation. There was no impact to net cash used in operating activities.
Use of Judgments, Assumptions and Estimates
The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, expenses, and the disclosures of contingent assets and liabilities. These estimates and assumptions are inherently subjective in nature and, therefore, actual results may differ from our estimates and assumptions, and the differences could be material. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances. These assumptions and estimates include, but are not limited to, the following: (i) fair value measurements; (ii) share-based compensation expense; (iii) consolidation of variable interest entities; and (v) business combinations.
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
Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents primarily include cash deposits, certificate of deposit accounts held on reserve, money market funds held by consolidated VIEs, and collection balances. These accounts are earmarked as restricted because the balances are either member balances held in our custody, cash segregated for regulatory purposes associated with brokerage activities, escrow requirements for certain debt facilities and derivative agreements, deposits required by various bank holding companies we partner with (“Member Banks”) that support one or more of our products, loan collection balances awaiting disbursement, consolidated VIE cash balances that we cannot use for general operating purposes, or other legally restricted balances.
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
Loans Measured at Fair Value
Loans that we intend to sell to third-party purchasers or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. We elected the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans, as well as our intentions given our primary gain-on-sale origination model. Therefore, these loans are carried at fair value on a recurring basis. All direct fees and costs related to the origination process are recognized in earnings as earned or incurred. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss). We record cash flows related to loans held for sale within cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.
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
Loans Measured at Amortized Cost
For our loans measured at amortized cost, direct loan origination costs are deferred and amortized on a straight-line basis over the privilege period (12 months) for credit card loans and amortized using the effective interest method over the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
contractual term of the loans for commercial and consumer banking loans, within interest income—loans in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2022, we amortized $2,150 and $5,835, respectively, of deferred costs into interest income and had a remaining balance of deferred costs of $3,974 as of September 30, 2022.
Commercial and consumer banking loans are reported as delinquent when they become 30 or more days past due. For all commercial and consumer banking loans, we stop accruing interest and reverse all accrued but unpaid interest after 90 days of delinquency. For consumer banking loans, delinquent loans are charged off after 120 days of delinquency or on the date of confirmed loss. For commercial loans, performance is monitored on an individual loan basis and delinquent loans are charged off when collectability of interest and principal on the loan is not reasonably assured.
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
Allowance for Credit Losses
As of September 30, 2022, we applied ASC 326, Financial Instruments—Credit Losses (“ASC 326”), to the following: (i) cash equivalents and restricted cash equivalents, (ii) accounts receivable from contracts with customers, inclusive of servicing related receivables, (iii) margin receivables, which were attributable to our activities at 8 Limited, (iv) certain loan repurchase reserves representing guarantees of credit exposure, (v) loans measured at amortized cost, including credit card, and commercial and consumer banking loans acquired during the first quarter of 2022, and (vi) investments in available-for-sale debt securities. Our approaches to measuring the allowance for credit losses are disclosed in our Annual Report on Form 10-K. See Note 7 for a rollforward of the allowance for credit losses.
Investments in Available-For-Sale Debt Securities
An allowance for credit losses on our investments in available-for-sale (“AFS”) debt securities is required for any portion of impaired securities that is attributable to credit-related factors. As of September 30, 2022, we concluded that the credit-related impairment was immaterial.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
In August 2021, we purchased a 5% interest in Lower Holding Company (“Lower”) for $20,000 and were granted a seat on Lower’s board of directors. We accounted for the investment under the equity method of accounting. In January 2022, we relinquished our seat on Lower’s board of directors, and have no further rights to a seat on Lower’s board of directors. As such, we no longer have significant influence over the investee, and we ceased recognizing Lower equity investment income subsequent to that date. Our equity method investment income for the nine months ended September 30, 2022 was immaterial. Additionally, we did not receive any distributions during the nine months ended September 30, 2022. As of September 30, 2022, our investment was presented within other assets in the unaudited condensed consolidated balance sheets and was measured using the measurement alternative method of accounting.
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
Goodwill and Intangible Assets
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. Goodwill is tested for impairment annually or whenever indicators of impairment exist. We apply the provisions of Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, to calculate goodwill impairment (if any) on at least an annual basis, which provides for an unconditional option to bypass the qualitative assessment.
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
As of September 30, 2022, we did not identify any indicators of goodwill impairment nor any indicators that the carrying amounts of our intangible assets may not be recoverable. See Note 2 for further discussion of goodwill and intangible assets recognized in connection with recent business acquisitions.
Deposits
We commenced offering deposit accounts (referred to as “SoFi Checking and Savings” accounts) to our members through SoFi Bank in the first quarter of 2022. Our interest-bearing deposits primarily consist of demand deposits, savings deposits and, to a lesser extent, time deposits. We also have noninterest-bearing deposits.
The following table presents a detail of interest-bearing deposits:

September 30, 2022
Demand deposits(1)(2)	$2,544,043
Savings deposits(1)	1,885,311
Time deposits(2)(3)	512,515
Total interest-bearing deposits	$4,941,869
_____________________
(1) For deposit liabilities with no defined maturities, the fair value of the liabilities reflects the amount payable on demand at the reporting date.
(2) Includes brokered deposits of $593,903, of which $493,525 are time deposits and $100,378 are demand deposits.
(3) The amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $11,695.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of September 30, 2022, future maturities of our total time deposits were as follows:

Remainder of 2022	$431,759
2023	77,998
2024	2,443
2025	33
2026	282
Total	$512,515
Derivative Financial Instruments
The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative contracts to manage future loan sale execution risk(1)	$106,240	$1,305	$336,382	$23,439
Derivative contracts to manage securitization investment interest rate risk	5,119	—	14,187	—
Interest rate lock commitments (“IRLCs”)(1)	(2,027)	(3,191)	(4,666)	(11,051)
Interest rate caps(1)	(4,112)	—	(7,139)	—
Purchase price earn-out(1)	52	7,165	1,094	7,165
Special payment(2)	—	—	—	(21,181)
Third-party warrants(3)	81	—	(88)	—
Total	$105,353	$5,279	$339,770	$(1,628)
_____________________
(1) Recorded within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
(2) In conjunction with the Business Combination, we made a one-time special payment of $21.2 million to the holders of Series 1 Redeemable Preferred Stock, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination in 2021. The special payment was recognized within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will not have a subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
(3) For the three and nine months ended September 30, 2022, includes $(4) and $(607), respectively, recorded within noninterest income—other, $217 and $651, respectively, recorded within noninterest expense—general and administrative, and $(132) and $(132), respectively, recorded within noninterest expense—cost of operations in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The amount recorded to —general and administrative represents the amortization of a deferred liability recognized at the initial fair value of the third party warrants acquired of $964, as we are also a customer of the third party.
The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	September 30, 2022		December 31, 2021
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$—	$(13,781)	$5,444	$—
Interest rate caps	—	(7,807)	—	(668)
Home loan pipeline hedges	5,953	(158)	117	(313)
Total, gross	$5,953	$(21,746)	$5,561	$(981)
Derivative netting	(1,657)	1,657	(117)	117
Total, net(1)	$4,296	$(20,089)	$5,444	$(864)
_____________________
(1) As of September 30, 2022 and December 31, 2021, we had a cash collateral requirement of $13,781 and $299, respectively, related to these instruments.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amounts of derivative contracts outstanding:

	September 30, 2022	December 31, 2021
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$5,010,250	$4,210,000
Home loan pipeline hedges	172,000	421,000
Interest rate caps	405,000	405,000
Interest rate swaps(1)	254,750	—
IRLCs(2)	130,312	357,529
Interest rate caps(3)	405,000	405,000
Total	$6,377,312	$5,798,529
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
In accordance with Staff Accounting Bulletin No. 121 (“SAB 121”), which is further discussed under “Recently Adopted Accounting Standards” in this Note 1, we recognize a digital assets safeguarding liability within accounts payable, accruals and other liabilities in our unaudited condensed consolidated balance sheets reflecting our obligation to safeguard the digital assets held by third-party custodians for the benefit of our members. We also recognize a corresponding safeguarding asset within other assets in our unaudited condensed consolidated balance sheets. The safeguarding liability and corresponding safeguarding asset are measured and recorded at the fair value of the digital assets held by the custodians at each reporting date, as measured in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Subsequent changes to the fair value measure are reflected as equal and offsetting adjustments to the carrying values of the safeguarding liability and corresponding safeguarding asset. We evaluate any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may affect the measurement of the safeguarding asset, which would be reflected in our results of operations in the period the loss occurs. Measurement changes do not impact our unaudited condensed consolidated statements of operations and comprehensive income (loss) unless such a loss event is identified. As of September 30, 2022, we did not identify any loss events. See Note 8 for additional information on the fair value measurement of the safeguarding liability and corresponding safeguarding asset.
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
We had deferred revenues of $6,057 and $2,553 as of September 30, 2022 and December 31, 2021, respectively, which are presented within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2022, we recognized revenue of $3,925 and $6,699, respectively, associated with deferred revenues within noninterest income—technology products and solutions in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2021, we recognized revenue of $176 and $514, respectively, associated with deferred revenues.
Sales commissions: Capitalized sales commissions presented within other assets in the unaudited condensed consolidated balance sheets, which are incurred in connection with obtaining our technology products and solutions, were $1,248 and $678 as of September 30, 2022 and December 31, 2021, respectively. Additionally, we incur ongoing monthly commissions, which are expensed as incurred, as the benefit of such sales efforts are realized only in the period in which the commissions are earned. During the three and nine months ended September 30, 2022, commissions recorded within noninterest expense—sales and marketing in the unaudited condensed consolidated statements of operations and comprehensive income (loss) were $871 and $3,088, respectively, of which $57 and $246, respectively, represented amortization of capitalized

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
sales commissions. During the three and nine months ended September 30, 2021, commissions were $637 and $2,407, respectively, of which $60 and $203, respectively, represented amortization of capitalized sales commissions.
Referrals
We earn specified referral fees in connection with referral activities we facilitate through our platform. This arrangement contains variable consideration that is constrained due to the potential reversal of referral fulfillment fees. We recognize a liability within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets for the estimated referral fulfillment fee penalty, which represents the amount of consideration received that we estimate will reverse. The liability was $703 and $118 as of September 30, 2022 and December 31, 2021, respectively.
Contract Balances
As of September 30, 2022 and December 31, 2021, accounts receivable, net associated with revenue from contracts with customers were $59,095 and $33,748, respectively, which were reported within other assets in the unaudited condensed consolidated balance sheets. The increase in contract balances during the current period includes the effect of the Technisys Merger, which contributed $16,496 to the balance as of September 30, 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Disaggregated Revenue
The table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates, as well as a reconciliation of total revenue from contracts with customers to total noninterest income. Revenues from contracts with customers are presented within noninterest income—technology products and solutions and noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no revenues from contracts with customers attributable to our Lending segment for any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Financial Services
Referrals	$10,210	$4,378	$26,783	$9,772
Brokerage	3,854	4,298	12,740	15,964
Payment network	4,225	1,975	11,518	4,650
Equity capital markets services	1,322	288	1,322	2,048
Enterprise services	240	63	668	2,817
Total financial services	$19,851	$11,002	$53,031	$35,251
Technology Platform
Technology services	$81,474	$49,951	$221,742	$140,560
Software licenses	561	—	1,820	—
Payment network	118	235	854	1,056
Total technology platform	$82,153	$50,186	$224,416	$141,616
Total Revenue from Contracts with Customers
Technology services	$81,474	$49,951	$221,742	$140,560
Software licenses	561	—	1,820	—
Referrals	10,210	4,378	26,783	9,772
Brokerage	3,854	4,298	12,740	15,964
Payment network	4,343	2,210	12,372	5,706
Equity capital markets services	1,322	288	1,322	2,048
Enterprise services	240	63	668	2,817
Total revenue from contracts with customers	$102,004	$61,188	$277,447	$176,867

Other Sources of Revenue
Loan origination and sales	$163,697	$142,147	$465,815	$362,211
Securitizations	(8,772)	(4,551)	(31,790)	(6,613)
Servicing	7,296	458	30,003	(11,875)
Other	1,910	389	(131)	3,007
Total other sources of revenue	164,131	138,443	463,897	346,730
Total noninterest income	$266,135	$199,631	$741,344	$523,597
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, rather than at fair value. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We early adopted the standard effective January 1, 2022 and applied its provisions to our acquisitions in 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
In March 2022, the SEC released SAB 121, which provides interpretive guidance for an entity to consider when it has obligations to safeguard crypto-assets held for its platform users, whether directly or through an agent or another third party acting on its behalf. SAB 121 requires an entity to record a liability to reflect its obligation to safeguard the crypto-assets, as well as a corresponding safeguarding asset, both of which should be measured at the fair value of the crypto-assets being safeguarded for the entity’s users. Entities should evaluate any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may affect the measurement of the asset. SAB 121 also requires financial statement disclosure, including the nature and amount of crypto-assets that the entity holds for its users, any vulnerabilities that may arise as a result of any concentration in crypto-assets, and information about who is responsible for the record-keeping of the crypto-assets, the holding of the cryptographic keys and safeguarding the crypto-assets, among other disclosure considerations. Disclosures must also be made in accordance with ASC 820. SAB 121 was effective for us for the interim period ending June 30, 2022. We applied the guidance through retrospective application as of January 1, 2022, at which time the value of our members’ digital assets was $266,014. As of June 30, 2022, the adoption date, the value of our members’ digital assets was $112,010. At each reporting date subsequent to adoption, we determine the value of our members’ digital assets and remeasure our digital assets safeguarding liability and corresponding digital assets safeguarding asset. Our application of this guidance did not impact our results of operations. We also enhanced our disclosures around our digital assets arrangements and our role in safeguarding them. See Note 1 and Note 8 for the applicable disclosures.
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
Note 2. Business Combinations
Acquisition of Golden Pacific Bancorp, Inc.
On February 2, 2022, we acquired Golden Pacific, pursuant to an Agreement and Plan of Merger dated as of March 8, 2021 by and among the Company, a wholly-owned subsidiary of the Company, and Golden Pacific. In the business combination, we acquired all of the outstanding equity interests in Golden Pacific for total cash purchase consideration of $22.3 million (the “Bank Merger”). After closing the Bank Merger, we became a bank holding company and Golden Pacific began operating as SoFi Bank. We are duly registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). SoFi Bank is a national banking association whose primary federal regulator is the Office of the Comptroller of the Currency (the “OCC”). Deposit accounts of SoFi Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund to the fullest extent permitted by law.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
A portion of the total cash purchase consideration ($0.6 million) was held back by the Company to satisfy any indemnification or certain other obligations (“Holdback Amount”), as certain legal proceedings with which Golden Pacific is involved as a plaintiff were not resolved at the time the Bank Merger closed. Through the third quarter of 2022, we incurred costs associated with the litigation involving Golden Pacific as a plaintiff in excess of the Holdback Amount. Therefore, none of the Holdback Amount will be released to the Golden Pacific shareholders. Additionally, we held back a $3.3 million payable to a dissenting Golden Pacific shareholder pending resolution of the shareholder’s appraisal claim, which could possibly result in a lower or higher amount paid to the dissenting shareholder once a ruling is made regarding the appraisal claim.
The Bank Merger was accounted for as a business combination. The preliminary purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which were measured in accordance with the principles outlined in ASC 820. The excess of the total purchase consideration over the fair value of the net assets acquired of $11.2 million was allocated to goodwill, none of which is expected to be deductible for tax purposes, and which is allocated to our Financial Services segment. Goodwill is primarily attributable to the expected benefits of operating a national bank. The results of operations of Golden Pacific subsequent to the date of acquisition are included in SoFi’s consolidated financial statements as of and for the three and nine months ended September 30, 2022. As the acquisition was not determined to be a significant acquisition under ASC 805, Business Combinations, we do not disclose the pro forma impact of this acquisition to the results of operations in our interim and annual filings with the SEC.
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
Acquisition of Technisys S.A.
On March 3, 2022, we acquired Technisys, pursuant to an Agreement and Plan of Merger dated as of February 19, 2022 and amended as of March 3, 2022, by and among the Company, Technisys, Atom New Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Atom, and Atom Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of SoFi Technologies (“Technisys Merger”). In the business combination, we acquired all of the outstanding equity interests in Technisys. Technisys is a cloud-native digital and core banking platform with an existing footprint of financial services customers in Latin America. The Technisys Merger was accounted for as a business combination.
The following table presents the components of the purchase consideration to acquire Technisys as of September 30, 2022:

Fair value of common stock issued(1)	$873,377
Fair value of awards assumed(2)	2,855
Amounts payable to settle vested employee performance awards(3)	37,297
Settlement of pre-combination transactions between acquirer and acquiree	235
Total purchase consideration	$913,764
___________________
(1) Reflects the shares of SoFi common stock issued in the acquisition of 81,700,318, which were adjusted in the third quarter of 2022 based on a finalized working capital calculation, as further discussed below, multiplied by the closing stock price of SoFi common stock on the closing date of the Technisys Merger. Additionally, these shares are inclusive of 6,305,595 shares that remain held in escrow.
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
(3) We made payments of $17,641 related to this component of purchase consideration during the nine months ended September 30, 2022.
During the third quarter of 2022, we finalized the closing net working capital calculation specified in the merger agreement, which resulted in a reduction to the equity consideration of 155,794 shares, representing an adjustment to the total purchase consideration of $1,665, and a corresponding reduction to the carrying value of recognized goodwill. The remaining

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
442,274 shares that were held in escrow associated with the working capital calculation were released to the former Technisys shareholders. The finalized closing net working capital calculation did not impact the estimated fair values of the assets acquired and liabilities assumed in conjunction with the transaction.
The following table presents the allocation of the total purchase consideration to the estimated fair values of the identified assets acquired and liabilities assumed of Technisys as of the date of acquisition. The table reflects measurement period adjustments made in the second and third quarters of 2022, as well as an adjustment to the purchase consideration in the third quarter of 2022 associated with the finalized working capital calculation, each of which also impacted the amount of recognized goodwill:

	Preliminary Purchase Price Allocation	Measurement Period Adjustments(1)	Updated Purchase Price Allocation
Assets acquired
Cash and cash equivalents	$25,710	$—	$25,710
Accounts receivable(2)	15,354	(2,942)	12,412
Intangible assets(3)	239,000	—	239,000
Operating lease right-of-use (“ROU”) assets	587	—	587
Other assets	1,011	2,891	3,902
Total identifiable assets acquired	281,662	(51)	281,611
Liabilities assumed
Accounts payable, accruals and other liabilities	16,462	6,632	23,094
Operating lease liabilities	587	—	587
Deferred income taxes(4)	55,104	2,239	57,343
Total liabilities assumed	72,153	8,871	81,024
Total identified net assets acquired	209,509	(8,922)	200,587
Goodwill(5)	705,920	7,257	713,177
Total consideration	$915,429	$(1,665)	$913,764
_________________
(1)The measurement period adjustments did not have a significant impact on our results of operations. The adjustment to accounts payable, accruals and other liabilities included a tax payable adjustment of $6,484.
(2)Included accounts receivable and unbilled revenue with a gross contractual amount of $14,768. At the date of acquisition, the Company expected $2,356 to be uncollectible.
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
The Company incurred total acquisition-related costs related to the Technisys Merger of $20.7 million, of which $3.3 million were incurred during the year ended December 31, 2021, and $17.4 million were incurred during the nine months ended September 30, 2022, which were presented within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
From the date of acquisition through September 30, 2022, the acquired results of operations for Technisys contributed total net revenue of $45.9 million and net loss of $17.0 million to the Company’s consolidated results, which was inclusive of amortization expense recognized on the acquired intangible assets.
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations for relevant periods as if the business combination had occurred on January 1, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Total net revenue	$289,252	$1,127,760	$746,504
Net loss	(36,790)	(271,506)	(409,950)
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
Goodwill
A rollforward of our goodwill balance is presented below:

September 30, 2022
Beginning balance	$898,527
Less: accumulated impairment	—
Beginning balance, net	898,527
Additional goodwill recognized(1)	724,424
Ending balance(2)	$1,622,951
_____________________
(1) The additional goodwill recognized as of September 30, 2022 includes $713,177 related to the Technisys Merger (inclusive of measurement period adjustments in the second and third quarters of 2022 and an adjustment related to the finalization of the closing net working capital calculation in the third quarter of 2022) and $11,247 related to the Bank Merger.
(2) As of September 30, 2022, we had goodwill attributable to the following reportable segments: $1,585,792 to Technology Platform and $37,159 to Financial Services.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 3. Investments in AFS Debt Securities
As of September 30, 2022 and December 31, 2021, all of our investments in debt securities were classified as available-for-sale and carried at fair value in the unaudited condensed consolidated balance sheets. During the first quarter of 2022, we acquired additional investments in AFS debt securities with the Bank Merger. The following table presents our investments in AFS debt securities:

	September 30, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investments in AFS debt securities:
U.S. Treasury securities	$121,105	$230	$—	$(4,185)	$117,150
Multinational securities(2)	19,722	75	—	(831)	18,966
Corporate bonds	42,008	222	—	(2,923)	39,307
Agency mortgage-backed securities	9,217	22	—	(1,049)	8,190
Other asset-backed securities	9,570	5	—	(558)	9,017
Other(3)	2,737	10	—	(244)	2,503
Total investments in AFS debt securities	$204,359	$564	$—	$(9,790)	$195,133

	December 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Investments in AFS debt securities:
U.S. Treasury securities	$103,014	$73	$—	$(584)	$102,503
Multinational securities(2)	19,911	109	—	(154)	19,866
Corporate bonds	39,894	235	—	(480)	39,649
Agency TBA(4)	7,457	13	4	(8)	7,466
Agency mortgage-backed securities	4,153	14	—	(31)	4,136
Other asset-backed securities	9,610	5	—	(91)	9,524
Commercial paper	9,939	—	—	—	9,939
Other(3)	1,818	13	—	(7)	1,824
Total investments in AFS debt securities	$195,796	$462	$4	$(1,355)	$194,907
_____________________
(1) As of September 30, 2022 and December 31, 2021, we determined that our unrealized loss positions related to credit losses were immaterial. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes sovereign foreign and supranational bonds.
(3) Includes state and city municipal bond securities.
(4) Represented to-be-announced (“TBA”) securities, which were securities that were delivered under the purchase contract at a later date when the underlying security was issued. The December 31, 2021 balance was paid in cash during 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022. There were no securities in a gross unrealized loss position for 12 months or more as of December 31, 2021.

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investments in AFS debt securities:
U.S. Treasury securities	$33,275	$(1,450)	$83,875	$(2,735)	$117,150	$(4,185)
Multinational securities	—	—	18,966	(831)	18,966	(831)
Corporate bonds	6,075	(400)	33,232	(2,523)	39,307	(2,923)
Agency mortgage-backed securities	6,654	(851)	1,536	(198)	8,190	(1,049)
Other asset-backed securities	2,999	(202)	6,018	(356)	9,017	(558)
Other	1,903	(244)	600	—	2,503	(244)
Total investments in AFS debt securities	$50,906	$(3,147)	$144,227	$(6,643)	$195,133	$(9,790)

Gross realized gains and losses on our investments in AFS debt securities were immaterial during the three and nine months ended September 30, 2022 and 2021. There were no transfers between classifications of our investments in AFS debt securities during the periods presented. See Note 11 for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”).

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
September 30, 2022
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$75,575	$45,530	$—	$—	$121,105
Multinational securities	3,926	15,796	—	—	19,722
Corporate bonds	1,389	37,271	3,348	—	42,008
Agency mortgage-backed securities	—	96	637	8,484	9,217
Other asset-backed securities	—	7,600	1,970	—	9,570
Other	1,801	—	—	936	2,737
Total investments in AFS debt securities	$82,691	$106,293	$5,955	$9,420	$204,359
Weighted average yield for investments in AFS debt securities(1)	(0.90)%	(6.30)%	(2.71)%	(15.81)%	(4.45)%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$73,507	$43,413	$—	$—	$116,920
Multinational securities	3,816	15,075	—	—	18,891
Corporate bonds	1,349	34,630	3,106	—	39,085
Agency mortgage-backed securities	—	90	578	7,500	8,168
Other asset-backed securities	—	7,142	1,870	—	9,012
Other	1,764	—	—	729	2,493
Total investments in AFS debt securities	$80,436	$100,350	$5,554	$8,229	$194,569
_____________________
(1) The weighted average yield represents the effective yield for the investment securities and is computed based on the amortized cost of each security as of September 30, 2022.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $564 as of September 30, 2022.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 4. Loans
As of September 30, 2022, our loan portfolio consisted of personal loans, student loans and home loans, which are measured at fair value under the fair value option, and loans measured at amortized cost, including credit card, and commercial and consumer banking loans. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	September 30, 2022	December 31, 2021
Loans at fair value
Personal loans	$6,803,717	$2,054,850
Student loans	3,495,452	2,876,509
Home loans	97,804	212,709
Securitized student loans	429,596	574,328
Securitized personal loans	97,487	234,576
Total loans at fair value	10,924,056	5,952,972
Loans at amortized cost(1)
Credit card	188,687	115,912
Commercial and consumer banking:
Commercial real estate	80,341	—
Commercial and industrial	7,998	—
Residential real estate and other consumer	3,321	—
Total commercial and consumer banking	91,660	—
Total loans at amortized cost	280,347	115,912
Total loans	$11,204,403	$6,068,884
_____________________
(1) Amounts are presented net of the allowance for credit losses. See Note 1 for additional information on our loans at amortized cost as it pertains to the allowance for credit losses pursuant to ASC 326.
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
September 30, 2022
Unpaid principal(1)	$3,888,642	$106,869	$6,667,484	$10,662,995
Accumulated interest	11,463	166	40,387	52,016
Cumulative fair value adjustments(1)	24,943	(9,231)	193,333	209,045
Total fair value of loans	$3,925,048	$97,804	$6,901,204	$10,924,056
December 31, 2021
Unpaid principal(1)	$3,356,344	$210,111	$2,188,773	$5,755,228
Accumulated interest	9,990	190	12,310	22,490
Cumulative fair value adjustments(1)	84,503	2,408	88,343	175,254
Total fair value of loans	$3,450,837	$212,709	$2,289,426	$5,952,972
__________________
(1) These items are impacted by charge-offs during the period.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the aggregate fair value of loans 90 days or more delinquent. As delinquent personal loans and student loans are charged off after 120 days of delinquency, amounts presented below represent the fair value of loans that are 90 to 120 days delinquent. There were no home loans that were 90 days or more delinquent as of the dates presented.

	Student Loans	Personal Loans	Total
September 30, 2022
Unpaid principal	$4,452	$20,316	$24,768
Accumulated interest	237	804	1,041
Cumulative fair value adjustments	(2,385)	(17,909)	(20,294)
Fair value of loans 90 days or more delinquent	$2,304	$3,211	$5,515
December 31, 2021
Unpaid principal	$1,589	$4,765	$6,354
Accumulated interest	32	149	181
Cumulative fair value adjustments	(865)	(4,189)	(5,054)
Fair value of loans 90 days or more delinquent	$756	$725	$1,481

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our loans measured at fair value on a recurring basis:

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended September 30, 2022
Fair value as of June 30, 2022	$3,714,375	$135,262	$4,109,745	$7,959,382
Origination of loans(1)	457,184	216,246	2,809,759	3,483,189
Principal payments	(148,913)	(934)	(582,188)	(732,035)
Sales of loans	(74,080)	(251,821)	(749,648)	(1,075,549)
Purchases(2)	34	1,260	1,276,175	1,277,469
Change in accumulated interest	1,862	7	17,332	19,201
Change in fair value(3)	(25,414)	(2,216)	20,029	(7,601)
Fair value as of September 30, 2022	$3,925,048	$97,804	$6,901,204	$10,924,056

Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$2,739,493	$182,313	$1,763,542	$4,685,348
Origination of loans(1)	967,939	793,086	1,640,572	3,401,597
Principal payments	(218,940)	(953)	(273,590)	(493,483)
Sales of loans	(922,271)	(789,259)	(1,196,798)	(2,908,328)
Purchases(2)	—	334	102,032	102,366
Change in accumulated interest	(853)	(33)	1,191	305
Change in fair value(3)	(10,927)	(609)	17,277	5,741
Fair value as of September 30, 2021	$2,554,441	$184,879	$2,054,226	$4,793,546

Nine Months Ended September 30, 2022
Fair value as of January 1, 2022	$3,450,837	$212,709	$2,289,426	$5,952,972
Origination of loans(1)	1,839,710	860,676	7,307,612	10,007,998
Principal payments	(543,077)	(6,035)	(1,415,820)	(1,964,932)
Sales of loans	(877,920)	(959,971)	(2,851,466)	(4,689,357)
Purchases(2)	121,741	2,088	1,504,112	1,627,941
Change in accumulated interest	1,473	(24)	28,077	29,526
Change in fair value(3)	(67,716)	(11,639)	39,263	(40,092)
Fair value as of September 30, 2022	$3,925,048	$97,804	$6,901,204	$10,924,056

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$2,866,459	$179,689	$1,812,920	$4,859,068
Origination of loans(1)	2,832,121	2,320,918	3,740,645	8,893,684
Principal payments	(705,048)	(3,712)	(779,597)	(1,488,357)
Sales of loans	(2,469,372)	(2,308,467)	(2,946,374)	(7,724,213)
Purchases(2)	44,850	875	206,571	252,296
Change in accumulated interest	(2,505)	(51)	(1,149)	(3,705)
Change in fair value(3)	(12,064)	(4,373)	21,210	4,773
Fair value as of September 30, 2021	$2,554,441	$184,879	$2,054,226	$4,793,546
__________________
(1) Represents the principal balance of loans originated during the period.
(2) Purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity during the three and nine months ended September 30, 2022 included securitization clean-up calls of $129,733 and $465,472, respectively. Additionally, during the three and nine months ended September 30, 2022, we elected to purchase $1,140,162 and $1,147,452, respectively, of previously sold loans from certain investors. Purchase activity during the three and nine months ended September 30, 2021 included securitization clean-up calls of $100,000 and $231,372, respectively. Additionally, during the nine months ended September 30, 2021, we elected to purchase $15,185 of previously sold loans from certain investors. We were not required to buy back these loans. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements.
(3) Includes fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value of loans are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) within noninterest income—loan origination and sales for loans held on the balance sheet prior to transfer to a third party through a sale or to a VIE and within noninterest

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
income—securitizations for loans in a consolidated VIE. Changes in fair value are impacted by valuation assumption changes, as well as sales price execution and amount of time the loans are held prior to sale. The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were $15,249 and $31,974 during the three and nine months ended September 30, 2022, respectively, and $6,192 and $8,303 during the three and nine months ended September 30, 2021, respectively. The losses attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
September 30, 2022
Credit card	$201,558	$4,078	$3,838	$8,276	$16,192	$217,750
Commercial and consumer banking:
Commercial real estate	80,463	666	—	—	666	81,129
Commercial and industrial	8,315	6	—	—	6	8,321
Residential real estate and other consumer(3)	3,327	—	—	—	—	3,327
Total commercial and consumer banking	92,105	672	—	—	672	92,777
Total loans	$293,663	$4,750	$3,838	$8,276	$16,864	$310,527

December 31, 2021
Credit card	$115,356	$1,893	$1,683	$2,658	$6,234	$121,590
_______________
(1)All of the credit card loans ≥ 90 days past due continued to accrue interest. As of September 30, 2022 and December 31, 2021, there were no credit card loans on nonaccrual status. As of September 30, 2022, commercial and consumer banking loans on nonaccrual status were immaterial, and there were no loans that were 90 days or more past due.
(2)For credit card, the balance is presented before allowance for credit losses of $32,960 and $7,037 as of September 30, 2022 and December 31, 2021, respectively, and accrued interest of $3,897 and $1,359, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,410 and accrued interest of $293 as of September 30, 2022.
(3)Primarily includes residential real estate loans acquired in the Bank Merger, for which we did not elect the fair value option.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Credit Quality Indicators
Credit Card
The following table presents the amortized cost basis of our credit card portfolio (excluding accrued interest and before the allowance for credit losses) based on FICO scores, which are obtained at the origination of the account and are updated as new credit information is available. The pools estimate the likelihood of borrowers with similar FICO scores to pay credit obligations based on aggregate credit performance data.

FICO	September 30, 2022	December 31, 2021
≥ 800	$11,117	$10,016
780 – 799	8,758	8,624
760 – 779	10,327	9,976
740 – 759	13,042	13,581
720 – 739	17,465	18,358
700 – 719	23,525	22,579
680 – 699	28,568	21,736
660 – 679	29,996	14,044
640 – 659	24,393	1,969
< 640	50,559	707
Total credit card	$217,750	$121,590
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
September 30, 2022	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$23,593	$5,785	$7,634	$8,484	$5,549	$15,636	$66,681	$202
Watch	1,240	1,694	—	2,052	2,138	2,941	10,065	—
Special mention	—	—	—	682	2,249	410	3,341	—
Substandard	—	—	—	—	—	840	840	—
Total commercial real estate	$24,833	$7,479	$7,634	$11,218	$9,936	$19,827	$80,927	$202
Commercial and industrial
Pass	$—	$9	$107	$—	$91	$5,800	$6,007	$224
Watch	—	—	—	137	—	296	433	24
Substandard	—	—	—	227	529	877	1,633	—
Total commercial and industrial	$—	$9	$107	$364	$620	$6,973	$8,073	$248
Residential real estate and other consumer
Pass	$—	$—	$—	$—	$—	$3,211	$3,211	$72
Watch	—	—	—	—	—	41	41	3
Total residential real estate and other consumer	$—	$—	$—	$—	$—	$3,252	$3,252	$75
Total commercial and consumer banking	$24,833	$7,488	$7,741	$11,582	$10,556	$30,052	$92,252	$525
Note 5. Variable Interest Entities
Consolidated VIEs
We consolidate certain securitization trusts in which we have a variable interest and are deemed to be the primary beneficiary.
The VIEs are SPEs with portfolio loans securing debt obligations. The SPEs were created and designed to transfer credit and interest rate risk associated with consumer loans through the issuance of collateralized notes and trust certificates. We make standard representations and warranties to repurchase or replace qualified portfolio loans. Aside from these representations, the holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying portfolio loans securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. We hold a significant interest in these financing transactions through our ownership of a portion of the residual interest in certain VIEs. In addition, in some cases, we invest in the debt obligations issued by the VIE. Our investments in consolidated VIEs eliminate in consolidation. The residual interest is the first VIE interest to absorb losses should the loans securing the debt obligations not provide adequate cash flows to satisfy more senior claims and is the interest that we expect to absorb the expected gains and losses of the VIE. Our exposure to credit risk in sponsoring SPEs is limited to our investment in the VIE. VIE creditors have no recourse against our general credit.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of September 30, 2022 and December 31, 2021, we had 12 and 13 consolidated VIEs, respectively, on our unaudited condensed consolidated balance sheets. The following table presents the assets and liabilities of consolidated VIEs that were included in our unaudited condensed consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation.

	September 30, 2022	December 31, 2021
Assets:
Restricted cash and restricted cash equivalents	$27,609	$53,161
Loans	527,083	808,904
Total assets	$554,692	$862,065
Liabilities:
Accounts payable, accruals and other liabilities	$222	$388
Debt(1)	453,078	660,419
Residual interests classified as debt	45,734	93,682
Total liabilities	$499,034	$754,489
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
Personal Loans
As of September 30, 2022 and December 31, 2021, we had investments in six and nine nonconsolidated personal loan VIEs, respectively. We did not establish any personal loan trusts during the nine months ended September 30, 2022 and established two personal loan trusts during the nine months ended September 30, 2021. We did not provide financial support to any personal loan trusts beyond our initial equity investment and we did not deconsolidate any personal loan VIEs during the nine months ended September 30, 2022 and 2021.
Student Loans
As of each of September 30, 2022 and December 31, 2021, we had investments in 24 nonconsolidated student loan VIEs. We did not establish any student loan trusts during the nine months ended September 30, 2022 and established four student loan trusts during the nine months ended September 30, 2021, which were not consolidated as of the balance sheet date. We did not provide financial support to any student loan trusts beyond our initial equity investment during the periods presented. We deconsolidated one student loan VIE during the nine months ended September 30, 2022. We did not deconsolidate any student loan VIEs during the nine months ended September 30, 2021.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs:

	September 30, 2022	December 31, 2021
Personal loans	$33,961	$62,925
Student loans	227,711	311,763
Securitization investments	$261,672	$374,688

Note 6. Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances. The following table summarizes our student and personal loan securitization transfers qualifying for sale accounting treatment. There were no loan securitization transfers qualifying for sale accounting treatment during the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Student loans
Fair value of consideration received:
Cash	$491,450	$1,187,714
Securitization investments	25,999	62,783
Servicing assets recognized	5,847	36,948
Total consideration	523,296	1,287,445
Aggregate unpaid principal balance and accrued interest of loans sold	500,874	1,227,379
Gain from loan sales	$22,422	$60,066

Personal loans
Fair value of consideration received:
Cash	$300,508	$498,999
Securitization investments	15,847	26,328
Servicing assets recognized	1,687	2,925
Total consideration	318,042	528,252
Aggregate unpaid principal balance and accrued interest of loans sold	301,302	502,108
Gain from loan sales	$16,740	$26,144

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Student loans
Fair value of consideration received:
Cash	$77,089	$434,751	$883,859	$1,282,461
Servicing assets recognized	460	3,574	9,275	12,172
Repurchase liabilities recognized	(13)	(75)	(134)	(233)
Total consideration	77,536	438,250	893,000	1,294,400
Aggregate unpaid principal balance and accrued interest of loans sold	74,311	423,576	881,922	1,248,888
Gain from loan sales	$3,225	$14,674	$11,078	$45,512

Home loans
Fair value of consideration received:
Cash	$244,788	$806,027	$926,707	$2,358,541
Servicing assets recognized	3,432	8,386	12,152	24,292
Repurchase liabilities recognized	(269)	(745)	(1,004)	(2,719)
Total consideration	247,951	813,668	937,855	2,380,114
Aggregate unpaid principal balance and accrued interest of loans sold	252,168	789,402	960,680	2,308,705
Gain (loss) from loan sales	$(4,217)	$24,266	$(22,825)	$71,409

Personal loans
Fair value of consideration received:
Cash	$773,005	$934,888	$2,954,723	$2,547,577
Servicing assets recognized	6,789	5,842	20,872	16,923
Repurchase liabilities recognized	(2,074)	(2,221)	(7,161)	(6,285)
Total consideration received	777,720	938,509	2,968,434	2,558,215
Aggregate unpaid principal balance and accrued interest of loans sold	753,259	900,633	2,864,351	2,456,356
Gain from loan sales	$24,461	$37,876	$104,083	$101,859

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about the unpaid principal balances of transferred loans that are not recorded in our unaudited condensed consolidated balance sheets, but with which we have a continuing involvement through our servicing agreements:

	Student Loans	Home Loans	Personal Loans	Total
September 30, 2022
Loans in repayment	$8,497,495	$5,072,302	$3,937,655	$17,507,452
Loans in-school/grace/deferment	41,854	—	—	41,854
Loans in forbearance	27,166	17,779	1,086	46,031
Loans in delinquency	116,522	12,329	104,503	233,354
Total loans serviced	$8,683,037	$5,102,410	$4,043,244	$17,828,691

December 31, 2021
Loans in repayment	$9,852,957	$4,575,001	$5,138,299	$19,566,257
Loans in-school/grace/deferment	37,949	—	—	37,949
Loans in forbearance	44,833	40,353	1,120	86,306
Loans in delinquency	112,885	7,465	75,275	195,625
Total loans serviced	$10,048,624	$4,622,819	$5,214,694	$19,886,137
The following table presents additional information about the servicing cash flows received and net charge-offs related to transferred loans with which we have a continuing involvement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Student loans
Servicing fees collected	$8,224	$12,393	$28,437	$35,687
Charge-offs, net of recoveries(1)	7,372	8,750	24,784	16,454

Home Loans
Servicing fees collected	$3,686	$2,349	$9,252	$5,880

Personal Loans
Servicing fees collected	$9,825	$8,467	$27,413	$25,742
Charge-offs, net of recoveries(1)	28,469	19,206	69,515	85,382

Total
Servicing fees collected	$21,735	$23,209	$65,102	$67,309
Charge-offs, net of recoveries	35,841	27,956	94,299	101,836
_____________________
(1)Student loan and personal loan charge-offs, net of recoveries, are impacted by the timing of charge-off sales performed on behalf of the purchasers of our loans, which lower the net amount disclosed.

Note 7. Allowance for Credit Losses
We measure our allowance for credit losses on accounts receivable under ASC 326, which primarily relates to our Technology Platform segment, and on loans measured at amortized cost, including credit card as well as commercial and consumer banking loans acquired in the Bank Merger, which relate to our Financial Services segment. Given our methods of collecting funds on servicing receivables, our historical experience of infrequent write offs, and that we have not observed meaningful changes in our counterparties’ abilities to pay, we determined that the future exposure to credit losses on servicing related receivables was immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the activity in the balances of allowance for credit losses:

	Accounts Receivable(1)	Credit Card(1)	Commercial and Consumer Banking(1)
Three Months Ended September 30, 2022
Balance at June 30, 2022	$2,720	$21,974	$1,204
Provision for credit losses(2)	(929)	16,119	204
Write-offs charged against the allowance(3)	—	(5,133)	2
Balance at September 30, 2022	$1,791	$32,960	$1,410

Three Months Ended September 30, 2021
Balance at June 30, 2021	$1,230	$691	$—
Provision for credit losses(2)	930	2,401	—
Write-offs charged against the allowance	(201)	(92)	—
Balance at September 30, 2021	$1,959	$3,000	$—

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$2,292	$7,037	$—
Provision for credit losses(2)	(408)	38,361	1,026
Allowance for PCD loans(4)	—	—	382
Write-offs charged against the allowance(3)	(93)	(12,438)	2
Balance at September 30, 2022	$1,791	$32,960	$1,410

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$562	$219	$—
Provision for credit losses(2)	2,710	2,887	—
Write-offs charged against the allowance	(1,313)	(106)	—
Balance at September 30, 2021	$1,959	$3,000	$—
_____________________
(1)Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the unaudited condensed consolidated balance sheets. Credit card and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans in the unaudited condensed consolidated balance sheets.
(2)The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2022, recoveries of amounts previously reserved related to accounts receivable were $937 and $2,697, respectively. During the three and nine months ended September 30, 2021, recoveries of amounts previously reserved related to accounts receivable were immaterial. The provision for credit losses on credit card and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses. There were immaterial recoveries of amounts previously reserved related to credit card during the three and nine months ended September 30, 2022 and 2021 and related to commercial and consumer banking during the three and nine months ended September 30, 2022.
(3)The increases in credit card write-offs charged against the allowance during the three and nine months ended September 30, 2022 relative to the corresponding periods in 2021 were commensurate with our increased loan portfolio combined with elevated loss rates.
(4)We measured a PCD allowance for the loans acquired in the Bank Merger upon acquisition, which resulted in a gross-up to the allowance for credit losses, but had no impact on earnings.

Credit card: Accrued interest receivables written off during the three and nine months ended September 30, 2022 were $1,171 and $2,456, respectively. Accrued interest receivables written off during the three and nine months ended September 30, 2021 were immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the unaudited condensed consolidated balance sheets:

	September 30, 2022				December 31, 2021
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)	$136,116	$59,017	$—	$195,133	$129,835	$65,072	$—	$194,907
Loans at fair value	—	—	10,924,056	10,924,056	—	—	5,952,972	5,952,972
Servicing rights	—	—	168,438	168,438	—	—	168,259	168,259
Asset-backed bonds(2)	—	174,838	—	174,838	—	253,669	—	253,669
Residual investments(2)	—	—	86,834	86,834	—	—	121,019	121,019
Non-securitization investments – ETFs	—	—	—	—	1,486	—	—	1,486
Third party warrants(3)	—	—	630	630	—	—	1,369	1,369
Derivative assets(4)(5)	—	5,953	—	5,953	—	5,444	—	5,444
Purchase price earn-out(6)	—	—	124	124	—	—	4,272	4,272
IRLCs(7)	—	—	—	—	—	—	3,759	3,759
Student loan commitments(7)	—	—	—	—	—	—	2,220	2,220
Interest rate caps(5)	—	8,060	—	8,060	—	493	—	493
Digital assets safeguarding asset(8)	—	132,456	—	132,456	—	—	—	—
Total assets	$136,116	$380,324	$11,180,082	$11,696,522	$131,321	$324,678	$6,253,870	$6,709,869
Liabilities
Residual interests classified as debt	$—	$—	$45,734	$45,734	$—	$—	$93,682	$93,682
Derivative liabilities(4)(5)	—	21,746	—	21,746	196	668	—	864
IRLCs(7)	—	—	927	927	—	—	—	—
Student loan commitments(7)	—	—	1,409	1,409	—	—	—	—
Digital assets safeguarding liability(8)	—	132,456	—	132,456	—	—	—	—
Total liabilities	$—	$154,202	$48,070	$202,272	$196	$668	$93,682	$94,546
_____________________
(1)The investments in AFS debt securities that were classified as Level 2 rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. See Note 3 for additional information.
(2)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. See Note 5 for additional information.
(3)The key unobservable assumption used in the fair value measurement of the third party warrants was the price of the stock underlying the warrants. The fair value was measured as the difference between the stock price and the strike price of the warrants. As the strike price was insignificant, we concluded that the impact of time value on the fair value measure was immaterial.
(4)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. These instruments are presented on a gross basis herein. See Note 1 for additional information.
(5)Mortgage pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of September 30, 2022, interest rate swaps and interest rate caps were valued using the overnight Secured Overnight Financing Rate (“SOFR”) curve and the implied volatilities suggested by the SOFR rate curve. As of December 31, 2021, interest rate swaps were valued using the three-month LIBOR swap yield curve. These were determined to be observable inputs from active markets.
(6)The purchase price earn-out provision is classified as Level 3 because of our reliance on unobservable inputs, such as conditional prepayment rates, annual default rates and discount rates.
(7)IRLCs and student loan commitments are classified as Level 3 because of our reliance on assumed loan funding probabilities. The assumed probabilities are based on our internal historical experience with home loans and student loans similar to those in the funding pipelines on the measurement date.
(8)The digital assets safeguarding liability and corresponding safeguarding asset are classified as Level 2, because they do not trade in active markets, and are valued using quoted prices on an active exchange that has been identified as the principal market for the underlying digital assets that are being held by our third-party custodians for the benefit of our members.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Significant Inputs and Fair Value Rollforwards
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	September 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Student loans
Conditional prepayment rate	16.0% – 23.7%	20.2%	16.5% – 26.3%	19.2%
Annual default rate	0.2% – 5.2%	0.5%	0.2% – 4.2%	0.4%
Discount rate	3.5% – 9.1%	4.1%	1.9% – 7.1%	2.9%

Home loans
Conditional prepayment rate	2.3% – 8.1%	6.9%	4.8% – 16.4%	12.4%
Annual default rate	0.1% – 0.5%	0.1%	0.1% – 0.2%	0.1%
Discount rate	4.5% – 13.0%	5.6%	2.5% – 13.0%	2.6%

Personal loans
Conditional prepayment rate	17.5% – 46.0%	19.3%	18.4% – 37.7%	20.5%
Annual default rate	4.5% – 33.7%	5.0%	4.2% – 30.0%	4.4%
Discount rate	5.5% – 10.4%	6.1%	3.9% – 7.0%	4.0%
The key assumptions are defined as follows:
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	September 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	15.4% – 23.0%	18.9%	15.2% – 25.6%	20.4%
Annual default rate	0.3% – 4.3%	0.4%	0.2% – 4.3%	0.4%
Discount rate	7.5% – 7.5%	7.5%	7.3% – 7.3%	7.3%

Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	4.9% – 11.0%	5.2%	10.0% – 16.4%	11.5%
Annual default rate	0.1% – 0.1%	0.1%	0.1% – 0.2%	0.1%
Discount rate	9.0% – 9.0%	9.0%	7.5% – 7.5%	7.5%

Personal loans
Market servicing costs	0.2% – 0.8%	0.3%	0.2% – 1.1%	0.2%
Conditional prepayment rate	17.2% – 44.7%	24.1%	22.5% – 41.4%	26.0%
Annual default rate	3.4% – 7.7%	4.7%	3.2% – 7.0%	4.4%
Discount rate	7.5% – 7.5%	7.5%	7.3% – 7.3%	7.3%

The key assumptions are defined as follows:
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	September 30, 2022	December 31, 2021
Market servicing costs
2.5 basis points increase	$(10,797)	$(10,822)
5.0 basis points increase	(21,629)	(21,644)

Conditional prepayment rate
10% increase	$(4,875)	$(6,260)
20% increase	(9,446)	(12,031)

Annual default rate
10% increase	$(188)	$(205)
20% increase	(374)	(408)

Discount rate
100 basis points increase	$(4,505)	$(3,782)
200 basis points increase	(8,716)	(7,349)

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in the Company’s servicing rights:

	Student Loans	Home Loans	Personal Loans	Total
Three Months Ended September 30, 2022
Fair value as of June 30, 2022	$84,919	$62,166	$29,879	$176,964
Recognition of servicing from transfers of financial assets	460	3,432	6,789	10,681
Servicing rights assumed from third parties	—	—	1,062	1,062
Derecognition of servicing	—	(57)	(3,908)	(3,965)
Change in valuation inputs or other assumptions	4,780	(1,448)	2,850	6,182
Realization of expected cash flows and other changes	(9,293)	(3,387)	(9,806)	(22,486)
Fair value as of September 30, 2022	$80,866	$60,706	$26,866	$168,438

Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$99,601	$37,557	$22,609	$159,767
Recognition of servicing from transfers of financial assets	9,421	8,386	7,529	25,336
Servicing rights assumed from third parties	—	—	49	49
Derecognition of servicing	—	—	(168)	(168)
Change in valuation inputs or other assumptions	(1,698)	600	1,507	409
Realization of expected cash flows and other changes	(11,305)	(2,398)	(8,216)	(21,919)
Fair value as of September 30, 2021	$96,019	$44,145	$23,310	$163,474

Nine Months Ended September 30, 2022
Fair value as of January 1, 2022	$90,003	$50,533	$27,723	$168,259
Recognition of servicing from transfers of financial assets	9,275	12,152	20,872	42,299
Servicing rights assumed from third parties	—	—	3,008	3,008
Derecognition of servicing	(1,072)	(57)	(4,423)	(5,552)
Change in valuation inputs or other assumptions	11,779	7,494	7,587	26,860
Realization of expected cash flows and other changes	(29,119)	(9,416)	(27,901)	(66,436)
Fair value as of September 30, 2022	$80,866	$60,706	$26,866	$168,438

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$100,637	$23,914	$25,046	$149,597
Recognition of servicing from transfers of financial assets	49,120	24,292	19,848	93,260
Servicing rights assumed from third parties	—	—	49	49
Derecognition of servicing	(392)	—	(356)	(748)
Change in valuation inputs or other assumptions	(17,813)	2,146	3,743	(11,924)
Realization of expected cash flows and other changes	(35,533)	(6,207)	(25,020)	(66,760)
Fair value as of September 30, 2021	$96,019	$44,145	$23,310	$163,474

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Asset-Backed Bonds
The fair value of asset-backed bonds is determined using a discounted cash flow methodology. Management classifies asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The following key inputs were used in the fair value measurement of our asset-backed bonds:

	September 30, 2022	December 31, 2021
Discount rate (range)	3.3% – 6.1%	0.6% – 3.7%
Conditional prepayment rate (range)	18.7% – 35.6%	19.5% – 32.2%
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	September 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	18.7% – 36.9%	21.3%	19.5% – 33.6%	23.0%
Annual default rate	0.3% – 5.3%	0.8%	0.3% – 5.7%	0.9%
Discount rate	4.3% – 10.5%	5.6%	2.6% – 10.5%	4.4%

Residual interests classified as debt
Conditional prepayment rate	19.0% – 54.7%	27.9%	20.0% – 41.8%	31.5%
Annual default rate	0.5% – 6.0%	2.4%	0.5% – 5.6%	3.2%
Discount rate	6.5% – 9.5%	7.0%	5.0% – 9.5%	5.7%
The key assumptions are defined as follows:
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in the residual investments and residual interests classified as debt. We record changes in fair value within noninterest income—securitizations in the unaudited condensed consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—securitizations for residual investments, but does not impact the liability or asset balance, respectively.

	Residual Investments	Residual Interests Classified as Debt
Three Months Ended September 30, 2022
Fair value as of June 30, 2022	$94,978	$54,436
Change in valuation inputs or other assumptions(1)	664	1,453
Payments(2)	(8,808)	(10,155)
Fair value as of September 30, 2022	$86,834	$45,734

Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$143,100	$112,545
Additions	6,360	—
Change in valuation inputs or other assumptions(1)	2,230	5,593
Payments(2)	(20,189)	(14,240)
Fair value as of September 30, 2021	$131,501	$103,898

Nine Months Ended September 30, 2022
Fair value as of January 1, 2022	$121,019	$93,682
Change in valuation inputs or other assumptions(1)	1,716	7,078
Payments(2)	(35,901)	(55,026)
Fair value as of September 30, 2022	$86,834	$45,734

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$139,524	$118,298
Additions	44,528	2,170
Change in valuation inputs or other assumptions(1)	9,082	19,261
Payments(2)	(61,633)	(35,831)
Fair value as of September 30, 2021	$131,501	$103,898
___________________
(1)For residual investments, the estimated amounts of gains and losses included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented.
(2)Payments of residual investments included residual investment sales of $490 and $710 during the three and nine months ended September 30, 2022, respectively, and $1,615 and $4,291 during the three and nine months ended September 30, 2021, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loan Commitments
We classify student loan commitments as Level 3 because the assets do not trade in an active market with readily observable prices and, as such, our valuations utilize significant unobservable inputs. Additionally, we classify IRLCs as Level 3, as our IRLCs are inherently uncertain and unobservable given that a home loan origination is contingent on a plethora of factors. The following key unobservable inputs were used in the fair value measurements of our IRLCs and student loan commitments:

	September 30, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	26.0% – 56.0%	42.7%	75.0% – 75.0%	75.0%

Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $69,977 as of September 30, 2022. See Note 1 under “Derivative Financial Instruments” for the aggregate notional amount associated with IRLCs.
The key assumption is defined as follows:
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our IRLCs and student loan commitments. Changes in the fair values are recorded within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	IRLCs	Student Loan Commitments
Three Months Ended September 30, 2022
Fair value as of June 30, 2022	$1,120	$(254)
Revaluation adjustments	(927)	(1,409)
Funded loans(1)	(477)	22
Unfunded loans(1)	(643)	232
Fair value as of September 30, 2022	$(927)	$(1,409)

Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$7,760	$—
Revaluation adjustments	4,569	4,190
Funded loans(1)	(5,458)	—
Unfunded loans(1)	(2,302)	—
Fair value as of September 30, 2021	$4,569	$4,190

Nine Months Ended September 30, 2022
Fair value as of January 1, 2022	$3,759	$2,220
Revaluation adjustments	(2,846)	(1,640)
Funded loans(1)	(1,042)	(2,118)
Unfunded loans(1)	(798)	129
Fair value as of September 30, 2022	$(927)	$(1,409)

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$15,620	$—
Revaluation adjustments	19,447	4,190
Funded loans(1)	(20,943)	—
Unfunded loans(1)	(9,555)	—
Fair value as of September 30, 2021	$4,569	$4,190
___________________
(1)For the quarter-to-date periods presented, funded and unfunded loan fair value adjustments represent the unpaid principal balance of funded and unfunded loans, respectively, during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. For the year-to-date periods presented, amounts represent the summation of the per-quarter effects.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The fair value of the purchase price earn-out is determined using a discounted cash flow methodology. Management classifies the purchase price earn-out as Level 3 due to the use of significant unobservable inputs in the fair value measurement. A significant difference between the expected performance of the loans included in the loan sale agreement and the actual results as of the measurement date could result in a higher or lower fair value measurement. Our key valuation inputs were as follows:

Purchase Price Earn-Out	September 30, 2022	December 31, 2021
Conditional prepayment rate	21.6%	22.9%
Annual default rate	33.7%	30.0%
Discount rate	25.0%	25.0%

The key assumptions are defined as follows:
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in our purchase price earn-out. Changes in the fair value are recorded within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Purchase Price Earn-Out
Three Months Ended September 30, 2022
Fair value as of June 30, 2022	$625
Payments	(553)
Changes in valuation inputs or assumptions(1)	52
Fair value as of September 30, 2022	$124

Three Months Ended September 30, 2021
Fair value as of June 30, 2021	$—
Initial recognition	7,165
Payments	(1,754)
Fair value as of September 30, 2021	$5,411

Nine Months Ended September 30, 2022
Fair value as of January 1, 2022	$4,272
Payments	(5,242)
Changes in valuation inputs or assumptions(1)	1,094
Fair value as of September 30, 2022	$124

Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$—
Initial recognition	7,165
Payments	(1,754)
Fair value as of September 30, 2021	$5,411
___________________
(1)The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk were immaterial during all periods presented. The losses attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the purchase price earn-out. These assumptions are based on historical performance and performance expectations over the term of the underlying instrument.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Safeguarding Assets and Liabilities
The following table presents the significant digital assets held by our third-party custodians on behalf of our members:

September 30, 2022
Bitcoin (BTC)	$51,834
Ethereum (ETH)	45,707
Cardano (ADA)	8,949
Solana (SOL)	4,305
Ethereum Classic (ETC)	4,063
Dogecoin (DOGE)	4,060
Litecoin (LTC)	1,982
All other(1)	11,556
Digital assets safeguarding liability and corresponding safeguarding asset	$132,456
___________________
(1)Includes 24 digital assets, none of which were determined to be individually significant.
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the unaudited condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets
Cash and cash equivalents(1)	$935,159	$935,159	$—	$—	$935,159
Restricted cash and restricted cash equivalents(1)	326,274	326,274	—	—	326,274
Loans at amortized cost(2)	280,347	—	—	293,620	293,620
Total assets	$1,541,780	$1,261,433	$—	$293,620	$1,555,053
Liabilities
Time deposits(3)	$512,515	$—	$512,412	$—	$512,412
Debt(4)	4,568,523	815,400	3,390,506	—	4,205,906
Total liabilities	$5,081,038	$815,400	$3,902,918	$—	$4,718,318

December 31, 2021
Assets
Cash and cash equivalents(1)	$494,711	$494,711	$—	$—	$494,711
Restricted cash and restricted cash equivalents(1)	273,726	273,726	—	—	273,726
Loans at amortized cost(2)	115,912	—	—	118,412	118,412
Total assets	$884,349	$768,437	$—	$118,412	$886,849
Liabilities
Debt(4)	$3,947,983	$1,240,560	$2,807,253	$—	$4,047,813
Total liabilities	$3,947,983	$1,240,560	$2,807,253	$—	$4,047,813
___________________
(1)The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts.
(2)The fair value of our credit card loans was based on market factors and credit factors specific to our portfolio. The fair value of our commercial and consumer banking loans was determined using a discounted cash flow model with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults.
(3)The fair value of our time-based deposits is estimated by a discounted cash flow method using rates currently offered for deposits of similar remaining maturities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(4)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 and based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Non-securitization investments — Other of $22,798 and $6,054 as of September 30, 2022 and December 31, 2021, respectively, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. Adjustments to the carrying value, such as impairments and unrealized gains, are recognized within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
In the first quarter of 2022, we measured a former equity method investment under the measurement alternative method, which primarily drove the increase in the balance from year end. The fair value of this investment was $19,739 as of September 30, 2022.
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
In the nine months ended September 30, 2022, we made net downward adjustments of $827 to an investment with a fair value of $1,059 as of September 30, 2022 and $1,886 as of December 31, 2021.
We also had another investment with a fair value of $2,000 as of both September 30, 2022 and December 31, 2021 for which no adjustments were made during 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Note 9. Debt
The following table summarizes the Company’s principal outstanding debt, debt discounts/premiums and debt issuance costs:

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					September 30, 2022(5)	December 31, 2021
Student Loan Warehouse Facilities
SoFi Funding I	$—	1M SOFR + 100 bps	April 2023	$200,000	$—	$—
SoFi Funding III(6)	—	PR – 134 bps	September 2024	75,000	—	3,930
SoFi Funding V(7)	241,456	SOFR + 105 bps	November 2023	225,000	218,524	—
SoFi Funding VI	—	3ML + 125 bps	March 2024	600,000	—	56,709
SoFi Funding VII	232,150	SOFR + 85 bps	September 2024	500,000	210,832	284,475
SoFi Funding VIII	—	SOFR + 100 bps	May 2023	300,000	—	245,723
SoFi Funding IX(8)	—	SOFR+ 210 bps and CP + 87.5 bps	May 2025	500,000	—	9,816
SoFi Funding X(9)	551,832	CP + 95 bps	April 2025	500,000	486,820	29,647
SoFi Funding XI(10)	324,781	CP + 100 bps	November 2024	500,000	284,160	—
SoFi Funding XII(11)	—	CP + 115 bps	November 2024	200,000	—	20,267
SoFi Funding XIII	498,064	SOFR + 55 bps	April 2024	450,000	437,339	424,348
Total, before unamortized debt issuance costs	$1,848,283			$4,050,000	$1,637,675	$1,074,915
Unamortized debt issuance costs					$(6,676)	$(7,540)

Personal Loan Warehouse Facilities
SoFi Funding PL I(12)	$—	CP + 137.5 bps	September 2023	$250,000	$—	$11,911
SoFi Funding PL II	—	SOFR + 150 bps	July 2024	100,000	—	—
SoFi Funding PL III	203,201	SOFR + 125 bps	November 2023	175,000	169,294	—
SoFi Funding PL IV(13)	118,168	CP + 170 bps	November 2023	500,000	100,406	—
SoFi Funding PL VI(14)	—	CP + 170 bps	September 2024	50,000	—	—
SoFi Funding PL VII	—	SOFR + 125 bps	June 2023	250,000	—	71,572
SoFi Funding PL X	205,822	1ML + 142.5 bps	February 2023	200,000	165,783	—
SoFi Funding PL XI	116,686	1M SOFR + 125 bps	January 2023	200,000	99,606	—
SoFi Funding PL XIII	—	1M SOFR + 110 bps	January 2032	300,000	—	—
SoFi Funding PL XIV	—	SOFR + 100 bps	October 2024	300,000	—	144,662
SoFi Funding PL XV(15)	164,188	SOFR + 80 bps	October 2024	425,000	142,186	—
Total, before unamortized debt issuance costs	$808,065			$2,750,000	$677,275	$228,145
Unamortized debt issuance costs					$(3,002)	$(3,898)

Home Loan Warehouse Facilities
Mortgage Warehouse VI	$—	SOFR + 200 bps	October 2022	$1,000	$—	$—
Total, before unamortized debt issuance costs	$—			$1,000	$—	$—
Unamortized debt issuance costs					$—	$—

Credit Card Warehouse Facilities
SoFi Funding CC I LLC(16)	$—	CP + 100 bps	December 2023	$100,000	$—	$11,810
Total, before unamortized debt issuance costs	$—			$100,000	$—	$11,810
Unamortized debt issuance costs					$(116)	$(312)

Risk Retention Warehouse Facilities(17)
SoFi RR Funding I	$28,003	3ML + 200 bps	January 2024	$100,000	$17,704	$22,608
SoFi RR Repo	—	3ML + 185 bps	January 2022	—	—	69,843
SoFi RR Funding II	25,807	1ML + 125 bps	November 2024		19,223	98,031
SoFi RR Funding III(18)	34,180	1ML + 125 bps	November 2024		34,981	39,158
SoFi RR Funding IV	88,129	SOFR + 150 bps	October 2027	100,000	70,133	66,555
SoFi RR Funding V	33,378	298 bps	December 2025		4,623	29,453
Total, before unamortized debt issuance costs	$209,497				$146,664	$325,648
Unamortized debt issuance costs					$(1,332)	$(2,086)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Borrowing Description	Collateral Balances(1)	Interest Rate(2)	Termination/ Maturity(3)	Total Capacity(4)	Outstanding as of
					September 30, 2022(5)	December 31, 2021
Revolving Credit Facility
SoFi Corporate Revolver(19)	n/a	1ML + 100 bps	September 2023	$560,000	$486,000	$486,000
Total, before unamortized debt issuance costs				$560,000	$486,000	$486,000
Unamortized debt issuance costs					$(356)	$(626)

Other Financing
Convertible senior notes	n/a	—%	October 2026		$1,200,000	$1,200,000
Total, before unamortized debt issuance costs and discount					$1,200,000	$1,200,000
Unamortized debt issuance costs					$(1,379)	$(1,634)
Unamortized discount					(19,309)	(22,858)

Other financing(20)	$23,889			$22,480	$—	$—

Student Loan Securitizations
SoFi PLP 2016-B LLC	$36,532	1ML + (120–380 bps)	April 2037		$31,265	$43,186
SoFi PLP 2016-C LLC	41,102	1ML + (110–335 bps)	May 2037		36,168	49,685
SoFi PLP 2016-D LLC	55,672	1ML + (95–323 bps)	January 2039		49,317	61,760
SoFi PLP 2016-E LLC	63,510	1ML + (344–443 bps)	October 2041		56,301	74,242
SoFi PLP 2017-A LLC	80,331	1ML + (70–443 bps)	March 2040		72,132	92,972
SoFi PLP 2017-B LLC	67,371	274 – 444 bps	May 2040		60,527	78,811
SoFi PLP 2017-C LLC	89,903	1ML + (60–421 bps)	July 2040		80,513	102,814
Total, before unamortized debt issuance costs and discount	$434,421				$386,223	$503,470
Unamortized debt issuance costs					$(2,644)	$(3,851)
Unamortized discount					(772)	(1,094)

Personal Loan Securitizations
SoFi CLP 2018-3 LLC	$38,945	467 bps	August 2027		$32,288	$76,535
SoFi CLP 2018-4 LLC	44,669	476 bps	November 2027		39,206	86,835
Total, before unamortized debt issuance costs, premiums and discount	$83,614				$71,494	$163,370
Unamortized debt issuance costs					$(1,287)	$(1,683)
Unamortized premium					65	207

Total, before unamortized debt issuance costs, premiums and discounts					$4,605,331	$3,993,358
Less: unamortized debt issuance costs, premiums and discounts					(36,808)	(45,375)
Total reported debt					$4,568,523	$3,947,983
_________________
(1)As of September 30, 2022, represents unpaid principal balances, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances as presented may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)Unused commitment fees ranging from 0 to 65 basis points (“bps”) on our various warehouse facilities are recognized within noninterest expense—general and administrative in our unaudited condensed consolidated statements of operations and comprehensive income (loss). “ML” stands for “Month LIBOR”. As of September 30, 2022, 1ML and 3ML was 3.14% and 3.75%, respectively. “SOFR” in this table refers to the overnight SOFR, unless otherwise indicated. “1M SOFR” stands for “one-month SOFR”. As of September 30, 2022, SOFR was 2.98% and 1M SOFR was 3.04%. “PR” stands for “Prime Rate”. As of September 30, 2022, PR was 6.25%.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)Represents total capacity as of September 30, 2022.
(5)There were no debt discounts or premiums issued during the nine months ended September 30, 2022. We paid $700 during the nine months ended September 30, 2022 related to debt issuance costs accrued in 2021.
(6)Warehouse facility has a prime rate floor of 309 bps.
(7)Warehouse facility has a SOFR floor of 0%.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(8)Warehouse facility incurs different interest rates on its two types of asset classes. One such class incurs interest based on a commercial paper (“CP”) rate, which is determined by the facility lender. As of September 30, 2022, the CP rate for this facility was 3.14%.
(9)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2022, the CP rate for this facility was 3.07%.
(10)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2022, the CP rate for this facility was 3.14%. The facility was amended in the first quarter of 2022 to allow up to $250 million of securitization risk retention securities to be pledged to the warehouse. As of September 30, 2022, $91.8 million of the collateral balance for the facility was related to securitization risk retention securities, with the remainder of the collateral balance related to student loans.
(11)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2022, the CP rate for this facility was 3.14%. Under certain conditions, warehouse facility could incur an interest rate spread of 215 bps.
(12)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2022, the CP rate for this facility was 1.40%.
(13)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2022, the CP rate for this facility was 3.14%.
(14)Warehouse facility incurs interest based on a CP rate, which is determined by the facility lender. As of September 30, 2022, the CP rate for this facility was 3.14%.
(15)Total capacity was increased by $100 million for a three-month period ending October 2022.
(16)Warehouse facility incurs interest at a spread of 100 bps plus the lower of (a) three-month SOFR plus 35 bps or (b) the CP rate for this facility, which is determined by the facility lender.
(17)Financing was obtained for both asset-backed bonds and residual investments in various personal loan and student loan securitizations, and the underlying collateral are the underlying asset-backed bonds and residual investments. We only state capacity amounts in this table for risk retention facilities wherein we can pledge additional asset-backed bonds and residual investments as of September 30, 2022.
(18)In certain circumstances, cash payments may first be applied to a cash margin account prior to pay down of the outstanding balance, which may cause the collateral balance to exceed the outstanding balance.
(19)As of September 30, 2022, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 15 for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on PR.
(20)Includes $23.9 million of loans pledged as collateral to secure $14.9 million of available borrowing capacity with the FHLB, of which $11.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15 for more details. Also includes unsecured available borrowing capacity of $7.6 million with correspondent banks.
Material Changes to Debt Arrangements
During the nine months ended September 30, 2022, we opened one personal loan warehouse facility with a maximum available capacity of $325,000, which was increased by $100,000 for a three-month period ending October 2022, and closed one risk retention warehouse facility that had a maximum available capacity of $192,141.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of September 30, 2022, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

September 30, 2022
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
As of September 30, 2022, there were no shares of SoFi Technologies Preferred Stock issued and outstanding and there were 3,234,000 shares of Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00. In conjunction with the Business Combination, we made a one-time special payment of $21.2 million to the holders of Series 1 Redeemable Preferred Stock, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination in 2021. The special payment was recognized within noninterest expense—general and administrative in the unaudited condensed consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will not have a subsequent impact on our consolidated financial results.
Dividends
During each of the three months ended September 30, 2022 and 2021 and each of the nine months ended September 30, 2022 and 2021, the holders of Series 1 Redeemable Preferred Stock were entitled to dividends of $10,189 and $30,236, respectively. Dividends payable were $10,189 as of September 30, 2022. There were no dividends payable as of December 31, 2021. There have been no dividend deferrals related to the Series 1 Redeemable Preferred Stock.
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
The following table presents the changes in the fair value of the Series H warrant liabilities prior to the reclassification to permanent equity:

Warrant Liabilities
Nine Months Ended September 30, 2021
Fair value as of January 1, 2021	$39,959
Change in valuation inputs or other assumptions	121,816
Reclassification to permanent equity in conjunction with the Business Combination	(161,775)
Fair value as of September 30, 2021	$—
Note 11. Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of September 30, 2022, the Company had 927,345,977 shares of common stock and no shares of non-voting common stock issued and outstanding.
The Company reserved the following common stock for future issuance:

	September 30, 2022	December 31, 2021
Outstanding stock options, RSUs and performance stock units (“PSUs”)	103,341,190	92,829,067
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of convertible notes(1)	53,538,000	53,538,000
Possible future issuance under stock plans	38,777,480	32,470,481
Total common stock reserved for future issuance	207,827,660	191,008,538
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date.
Dividends
There were no dividends declared or paid to common stockholders during the nine months ended September 30, 2022 and 2021.
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive loss:

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended September 30, 2022
AOCI, beginning balance	$(7,797)	$(214)	$(8,011)
Other comprehensive income (loss) before reclassifications(1)	(1,787)	325	(1,462)
Amounts reclassified from AOCI into earnings	(127)	—	(127)
Net current-period other comprehensive income (loss)(2)	(1,914)	325	(1,589)
AOCI, ending balance	$(9,711)	$111	$(9,600)

Three Months Ended September 30, 2021
AOCI, beginning balance	$—	$(512)	$(512)
Other comprehensive income (loss) before reclassifications(1)	(150)	204	54
Net current-period other comprehensive income (loss)(2)	(150)	204	54
AOCI, ending balance	$(150)	$(308)	$(458)

Nine Months Ended September 30, 2022
AOCI, beginning balance	$(1,351)	$(120)	$(1,471)
Other comprehensive income (loss) before reclassifications(1)	(8,518)	231	(8,287)
Amounts reclassified from AOCI into earnings	158	—	158
Net current-period other comprehensive income (loss)(2)	(8,360)	231	(8,129)
AOCI, ending balance	$(9,711)	$111	$(9,600)

Nine Months Ended September 30, 2021
AOCI, beginning balance	$—	$(166)	$(166)
Other comprehensive loss before reclassifications(1)	(150)	(142)	(292)
Net current-period other comprehensive loss(2)	(150)	(142)	(292)
AOCI, ending balance	$(150)	$(308)	$(458)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the nine months ended September 30, 2022 and 2021.
(2)There were no tax impacts during any of the periods presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.
Note 12. Share-Based Compensation
2021 Stock Option and Incentive Plan
In connection with the Closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. Under the 2021 Plan, effective January 1, 2022, our Board of Directors authorized the issuance of an additional 8,937,242 shares. In the third quarter of 2022, the Company’s stockholders approved the amendment and restatement of the 2021 Stock Option and Incentive Plan (the “Amended and Restated 2021 Plan”), including a modification to the evergreen provision and an increase in the number of shares of common stock available for issuance under the plan. As of September 30, 2022, the Amended and Restated 2021 Plan includes an aggregate of 104,983,148 shares of common stock authorized for issuance of awards. The Amended and Restated 2021 Plan allows for the number of authorized shares to increase on the first day of each fiscal year beginning on January 1, 2023 and ending on and including January 1, 2030 equal to the lesser of (a) five percent of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (b) such smaller number of shares of common stock as determined by the Board. The Amended and Restated 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (including performance stock units), dividend equivalents and other stock or cash based awards for issuance to its employees,

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
During the nine months ended September 30, 2022 and 2021, we incurred cash outflows of $7,476 and $37,240, respectively, related to the payment of withholding taxes for vested RSUs. These cash outflows are presented within net cash provided by (used in) financing activities in the unaudited condensed consolidated statements of cash flows.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Technology and product development	$20,856	$19,633	$56,690	$47,867
Sales and marketing	6,593	4,681	17,734	10,821
Cost of operations	5,075	3,482	14,034	7,672
General and administrative	45,331	44,885	146,560	95,929
Total	$77,855	$72,681	$235,018	$162,289
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2022	21,171,147	$6.81	5.8
Granted(1)	—	n/a
Exercised	(1,677,512)	1.49
Forfeited	(1,126)	6.84
Expired	(445,159)	4.89
Outstanding as of September 30, 2022	19,047,350	$7.33	4.6
Exercisable as of September 30, 2022	18,964,882	$7.33	4.6
____________________
(1)There were no stock options granted during the nine months ended September 30, 2022.
Total compensation cost related to unvested stock options not yet recognized as of September 30, 2022 was $2.1 million and will be recognized over a weighted average period of approximately 0.5 years.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	48,687,524	$12.23
Granted	40,806,923	8.08
Replacement Awards(1)	630,654	10.69
Vested(2)	(16,746,634)	11.44
Forfeited	(9,430,388)	11.01
Outstanding as of September 30, 2022(3)	63,948,079	$10.03
________________________
(1)In connection with the Technisys Merger, we converted outstanding Technisys performance awards into RSUs to acquire common stock of SoFi, and for which $2,855 of the fair value was attributed to pre-combination services. See Note 2 for additional information.
(2)The total fair value, based on grant date fair value, of RSUs that vested during the nine months ended September 30, 2022 was $191.6 million.
(3)Includes 178,021 RSUs that were granted in 2020 and later modified in an improbable-to-probable modification (Type III), related to which $1,695 of share-based compensation expense was recorded during the nine months ended September 30, 2022. The awards were fully expensed through the second quarter of 2022.
As of September 30, 2022, there was $594.5 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 2.9 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	22,970,396	$9.52
Granted	122,190	3.71
Vested	—	n/a
Forfeited	(2,746,825)	7.53
Outstanding as of September 30, 2022	20,345,761	$9.75
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determine the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted:

Input	Nine Months Ended September 30, 2022
Risk-free interest rate	1.6%
Expected volatility	37.7%
Fair value of common stock	$12.06
Dividend yield	—%
Our use of a Monte Carlo simulation model requires the use of subjective assumptions:
•Risk-free interest rate — Based on the U.S. Treasury rate at the time of grant commensurate with the remaining term of the PSUs.
•Expected volatility — Based on the implied volatility of our common stock from a set of comparable publicly-traded companies.
•Fair value of common stock — Based on the closing stock price on the date of grant.
•Dividend Yield — We assumed no dividend yield because we have historically not paid out dividends to common stockholders.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of September 30, 2022, there was $72.2 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.8 years.
Note 13. Income Taxes
For interim periods, we follow the general recognition approach whereby tax expense is recognized using an estimated annual effective tax rate, which is applied to the year-to-date operating results. Additionally, we recognize tax expense or benefit for any discrete items occurring within the interim period that were excluded from the estimated annual effective tax rate. Our effective tax rate may be subject to fluctuations during the year due to impacts from the following items: (i) changes in forecasted pre-tax and taxable income or loss, (ii) changes in statutory law or regulations in jurisdictions where we operate, (iii) audits or settlements with taxing authorities, (iv) the tax impact of expanded product offerings or business acquisitions, and (v) changes in valuation allowance assumptions.
For the three and nine months ended September 30, 2022, we recorded income tax benefit (expense) of $242 and $(629), respectively. For the three and nine months ended September 30, 2021, we recorded income tax expense of $(181) and $(1,202), respectively. Income taxes were primarily due to income tax expense associated with the profitability of SoFi Lending Corp. and, for the 2022 periods, SoFi Bank, in some state jurisdictions where separate company filing is required. In the 2022 periods, this expense was offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to the Technisys Merger. See Note 2 for additional information.
During the nine months ended September 30, 2022, we increased our unrecognized tax benefits by $9,885, of which $6,548 would impact the Company’s effective tax rate if realized. The increase resulted from the recognition of historical tax reserves that existed at the time of the Technisys Merger and were recorded through goodwill. See Note 2 for additional information. As part of our purchase consideration, there are shares held in escrow, which could be returned to SoFi to indemnify us against future tax settlements during the escrow period. We do not expect to have any significant changes to unrecognized tax benefits over the next 12 months.

During the nine months ended September 30, 2022, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.
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
During the nine months ended September 30, 2021, we recognized interest income of $211 within interest income—related party notes, and we reversed the remainder of the loss for the discount to fair value that had not yet been accreted of $169 within noninterest income—other in the unaudited condensed consolidated statements of operations and comprehensive income (loss), which was only applicable to the nine-month period.
Note 15. Commitments, Guarantees, Concentrations and Contingencies
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2022 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for new operating lease liabilities of $764 during the nine months ended September 30, 2022, which were related to our recent acquisitions. Our finance leases expire in 2040.
Lease Concession
The lessor for one of our operating leases allowed us to defer payments on the lease beginning in April 2020 as a result of our inability to use the leased premises during the COVID-19 pandemic. During the concession period, we did not recognize operating lease cost and we did not remeasure the ROU asset or lease liability. We regained access to the leased premises in September 2021 and resumed lease amortization at that time. In the absence of this concession, we would have recognized additional operating lease cost of $377 and $1,509 during the three and nine months ended September 30, 2021, respectively.
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
SoFi Stadium. In September 2019, we established a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California (“StadCo”), through a naming and sponsorship agreement, which, among other things, provides SoFi with exclusive naming rights of SoFi Stadium and an official partnership with the Los Angeles Chargers and Los Angeles Rams and with the performance venue, which shares a roof with the stadium, and the surrounding planned entertainment district, which is anticipated to include office space, retail space and hotel and dining options. In September 2020, we discussed certain provisions of the naming and sponsorship agreement with StadCo in light of the COVID-19 pandemic. Based on these discussions, SoFi paid sponsorship fees for the initial contract year (July 1, 2020 to March 31, 2021) of $9.8 million, of which $6.5 million was paid during 2020 and $3.3 million was paid in January 2021. The Company was exposed to additional potential sales and marketing expense of up to $12.7 million, which reflected the difference between the actual sponsorship fees paid during the initial contract year and the commitment for the initial contract year made under the Naming and Sponsorship Agreement. During the third quarter of 2022, the parties signed an amended agreement in which the fees paid for the initial contract year were acknowledged and the contingency was fully resolved.
Juarez et al v. SoFi Lending Corp. During January 2022, the parties advised the court that they had reached agreement on nearly all material terms of the settlement and were in the process of documenting the settlement and accompanying class

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
action settlement notice and claim form. The settlement agreement was fully executed in April 2022 and the plaintiffs have moved for preliminary approval of the settlement. The proposed class settlement, which contemplates an aggregate payment by SoFi of an immaterial amount, remains subject to final court review and approval, which we expect to occur in 2023.
In re Renren Inc. Derivative Litigation. In April 2022, the Supreme Court of New York (the “Court”) held a mediation with the plaintiffs and announced that, given the parties' inability to reach an agreement, the Court is going to approve a settlement over objections. On June 9, 2022, the Court issued a final order and judgment approving the settlement. During July 2022, two sets of shareholders that had objected to the settlement filed notices of appeal from the Court’s order and judgment approving the settlement. On October 20, 2022, both intervenors withdrew their appeal and the settlement, in which all claims against Social Finance are dismissed with prejudice, became effective.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees, which are disclosed in our Annual Report on Form 10-K. In the event of a repurchase, we are typically required to pay the purchase price of the loans transferred.
As of September 30, 2022 and December 31, 2021, the Company accrued liabilities within accounts payable, accruals and other liabilities in the unaudited condensed consolidated balance sheets of $3,775 and $7,441, respectively, related to our estimated repurchase obligation, with the corresponding charges recorded within noninterest income—loan origination and sales in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2022 and December 31, 2021, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $5.9 billion and $6.5 billion, respectively.
As of September 30, 2022 and December 31, 2021, the Company had a total of $9.1 million in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of the Company’s operating lease obligations. A portion of the letters of credit was collateralized by $3.1 million of the Company’s cash, which is included within restricted cash and restricted cash equivalents in the unaudited condensed consolidated balance sheets.
As of September 30, 2022, the Company had a total of $11.7 million in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Mortgage Banking Regulatory Mandates
The Company is subject to certain state-imposed minimum net worth requirements for the states in which the Company is engaged in the business of a residential mortgage lender. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all minimum net worth requirements and, therefore, has not accrued any liabilities related to fines or penalties.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(74,209)	$(30,047)	$(280,401)	$(372,925)
Less: Redeemable preferred stock dividends	(10,189)	(10,189)	(30,236)	(30,236)
Net loss attributable to common stockholders – basic and diluted	$(84,398)	$(40,236)	$(310,637)	$(403,161)
Denominator:
Weighted average common stock outstanding – basic	916,762,973	800,565,830	893,455,206	429,750,486
Weighted average common stock outstanding – diluted	916,762,973	800,565,830	893,455,206	429,750,486
Loss per share – basic	$(0.09)	$(0.05)	$(0.35)	$(0.94)
Loss per share – diluted	$(0.09)	$(0.05)	$(0.35)	$(0.94)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of the period.

	September 30,
	2022	2021
Common stock options	19,047,350	24,143,373
Common stock warrants	12,170,990	40,295,990
Unvested RSUs	63,948,079	53,323,597
Unvested PSUs	20,345,761	23,141,462
Convertible notes(1)	53,538,000	—
Contingent common stock(2)	6,305,595	320,649
________________________
(1)Represents the shares of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the date indicated.
(2)As of September 30, 2022, includes contingently returnable common stock in connection with the Technisys Merger, which consists of shares that may be used to satisfy certain indemnification claims, subject to certain limitations, and to cover any outstanding claims or indemnifications pursuant to the merger agreement. These escrow shares are expected to be released no later than 15 months after the close of the acquisition. See Note 2 for additional information. As of September 30, 2021, included contingently issuable common stock in connection with our acquisition of 8 Limited, which was subsequently issued during the fourth quarter of 2021.
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
Prior to implementing the FTP framework, the presentation of our Lending and Financial Services segments’ net interest income reflected the difference between interest income earned on our loans and the actual interest expense incurred on any loans that were financed. Under the FTP framework, such interest expense is incurred by treasury within Corporate/Other and replaced by an FTP charge. Application of our current FTP framework during the comparative three and nine month periods ended September 30, 2021, would have impacted Lending segment net interest income by $1,942 and $4,593, respectively, and Financial Services segment net interest income by $(21) and $(93), respectively. The offsetting impact would have been reflected within net interest income in Corporate/Other. If we had applied the refined methodology during the first quarter of 2021, Lending and Financial Services segment net interest income would have been impacted by $1,258 and $(21), respectively, relative to the net interest income reported in the comparative period.
The accounting policies of our reportable segments are consistent with those described in Note 1 and in our Annual Report on Form 10-K, except for the application of the FTP framework and the allocations of consolidated income and consolidated expenses. Assets are not allocated to reportable segments, as our CODM does not evaluate reportable segments using discrete asset information.
Segment Information
Lending. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities. We originate loans primarily with the objective of either selling whole loans or securitizing a pool of originated loans for transfer to third-party purchasers. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests (inclusive of our economic hedging activities), gains or losses recognized on transfers that meet the true sale requirements, and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. In our Lending segment, we also earn the difference between interest income earned on our loans and interest expense, as determined using the FTP framework for the three-month 2022 period and the majority of

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
the nine-month 2022 period, and from our warehouse financing in the remainder of the nine-month 2022 period and the full 2021 period. Our CODM considers net interest income in addition to contribution profit in evaluating the performance of our Lending segment and making resource allocation decisions. Therefore, we present interest income net of interest expense.
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
Financial Services. The Financial Services segment primarily includes our SoFi Money product (inclusive of SoFi Checking and Savings, which commenced in the first quarter of 2022, and cash management accounts), SoFi Invest product, SoFi Credit Card product, SoFi Relay personal finance management product and other financial services, such as equity capital markets and advisory services, lead generation, and content for other financial services institutions and our members. SoFi Checking and Savings provides members a digital banking experience that offers no account fees, 2-day early paycheck and a competitive annual percentage yield. SoFi Money cash management provides members a digital cash management experience. Effective June 5, 2022, our SoFi Money cash management accounts no longer earn interest, as we implemented our plan to build new features only for SoFi Checking and Savings and reduce support of our SoFi Money cash management accounts. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework, payment network fees on our member transactions and pay for order flow, digital assets transaction fees and share lending arrangements in SoFi Invest. We also earn referral fees in connection with referral activity we facilitate through our platform. The referral fee is paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Beginning in the third quarter of 2021, referral fees also include referral fulfillment fees earned for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

Three Months Ended September 30, 2022	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net interest income (expense)	$139,516	$—	$28,158	$167,674	$(9,824)	$157,850
Noninterest income (expense)	162,178	84,777	20,795	267,750	(1,615)	266,135
Total net revenue (loss)	$301,694	$84,777	$48,953	$435,424	$(11,439)	$423,985
Servicing rights – change in valuation inputs or assumptions(2)	(6,182)	—	—	(6,182)
Residual interests classified as debt – change in valuation inputs or assumptions(3)	1,453	—	—	1,453
Directly attributable expenses	(116,403)	(65,241)	(101,576)	(283,220)
Contribution profit (loss)	$180,562	$19,536	$(52,623)	$147,475

Three Months Ended September 30, 2021	Lending	Technology Platform	Financial Services	Reportable Segments Total	Corporate/Other	Total
Net interest income (expense)	$72,257	$39	$1,209	$73,505	$(1,130)	$72,375
Noninterest income	138,034	50,186	11,411	199,631	—	199,631
Total net revenue (loss)	$210,291	$50,225	$12,620	$273,136	$(1,130)	$272,006
Servicing rights – change in valuation inputs or assumptions(2)	(409)	—	—	(409)
Residual interests classified as debt – change in valuation inputs or assumptions(3)	5,593	—	—	5,593
Directly attributable expenses	(97,807)	(34,484)	(52,085)	(184,376)
Contribution profit (loss)	$117,668	$15,741	$(39,465)	$93,944

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Nine Months Ended September 30, 2022	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net interest income (expense)	$347,873	$—	$46,965	$394,838	$(19,326)	$375,512
Noninterest income (expense)	463,927	229,481	55,894	749,302	(7,958)	741,344
Total net revenue (loss)	$811,800	$229,481	$102,859	$1,144,140	$(27,284)	$1,116,856
Servicing rights – change in valuation inputs or assumptions(2)	(26,860)	—	—	(26,860)
Residual interests classified as debt – change in valuation inputs or assumptions(3)	7,078	—	—	7,078
Directly attributable expenses	(336,814)	(169,849)	(258,697)	(765,360)
Contribution profit (loss)	$455,204	$59,632	$(155,838)	$358,998

Nine Months Ended September 30, 2021	Lending	Technology Platform	Financial Services	Reportable Segments Total	Corporate/Other	Total
Net interest income (expense)	$180,856	$(29)	$1,980	$182,807	$(7,140)	$175,667
Noninterest income	343,703	141,616	34,142	519,461	4,136	523,597
Total net revenue (loss)	$524,559	$141,587	$36,122	$702,268	$(3,004)	$699,264
Servicing rights – change in valuation inputs or assumptions(2)	11,924	—	—	11,924
Residual interests classified as debt – change in valuation inputs or assumptions(3)	19,261	—	—	19,261
Directly attributable expenses	(261,202)	(97,148)	(135,851)	(494,201)
Contribution profit (loss)	$294,542	$44,439	$(99,729)	$239,252
____________________
(1)During the three and nine months ended September 30, 2022, total net revenue for the Technology Platform segment included $1,065 and $2,788, respectively, of intercompany fees earned by Galileo from SoFi, which is a Galileo client. There is an equal and offsetting expense reflected within the Financial Services segment directly attributable expenses representing the intercompany fees incurred to Galileo. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within Corporate/Other and the expense is adjusted in our reconciliation of directly attributable expenses below. We did not recast the segment information for these intercompany amounts for the three and nine months ended September 30, 2021, but rather reflected the full year 2021 impact within the fourth quarter of 2021, as inter-quarter amounts were determined to be immaterial. Additionally, for the three and nine months ended September 30, 2022, total net revenue for the Technology Platform segment included $692 and $1,410, respectively, of intercompany fees earned by Technisys from Galileo, which is a Technisys client. There is an equal and offsetting expense reflected within the Technology Platform segment directly attributable expenses representing the intercompany fees incurred by Galileo to Technisys. The intercompany revenue and expense are eliminated in consolidation. The revenue is eliminated within Corporate/Other and the expense is adjusted in our reconciliation of directly attributable expenses below.
(2)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change, which is recorded within noninterest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss) is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(3)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table reconciles reportable segments total contribution profit to loss before income taxes. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reportable segments total contribution profit	$147,475	$93,944	$358,998	$239,252
Corporate/Other total net loss	(11,439)	(1,130)	(27,284)	(3,004)
Intercompany expenses	1,757	—	4,198	—
Servicing rights – change in valuation inputs or assumptions	6,182	409	26,860	(11,924)
Residual interests classified as debt – change in valuation inputs or assumptions	(1,453)	(5,593)	(7,078)	(19,261)
Expenses not allocated to segments:
Share-based compensation expense	(77,855)	(72,681)	(235,018)	(162,289)
Depreciation and amortization expense	(40,253)	(24,075)	(109,007)	(75,041)
Fair value change of warrant liabilities	—	64,405	—	(96,504)
Employee-related costs(1)	(49,248)	(39,601)	(137,254)	(108,825)
Special payment(2)	—	—	—	(21,181)
Other corporate and unallocated expenses(3)	(49,617)	(45,544)	(154,187)	(112,946)
Loss before income taxes	$(74,451)	$(29,866)	$(279,772)	$(371,723)
__________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination.
(3)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, corporate and FDIC insurance costs and transaction-related expenses.

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
Our three reportable segments and their respective offerings as of September 30, 2022 were as follows:

Lending		Technology Platform		Financial Services
•	Student Loans(1)	•	Technology Products and Solutions	•	SoFi Money (SoFi Checking and Savings and cash management accounts)	•	Loan referrals
•	Personal Loans			•	SoFi Invest(2)	•	SoFi At Work
•	Home Loans			•	SoFi Relay	•	SoFi Protect
				•	SoFi Credit Card	•	Lantern Credit
						•	Equity capital markets and advisory services
__________________
(1)Composed of in-school loans and student loan refinancing.
(2)Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. SoFi Invest also includes our brokerage accounts through 8 Limited in Hong Kong.
Members. We offer our members (as defined under “Key Business Metrics”) a suite of financial products and services, enabling them to borrow, save, spend, invest and protect their finances across one integrated platform. Our aim is to create a best-in-class, integrated financial services platform that will generate a virtuous cycle whereby positive member experiences will lead to more products adopted per member and enhanced profitability for each additional product by lowering overall member acquisition costs and increasing the lifetime value of our members. We refer to this virtuous cycle as our “Financial Services Productivity Loop”.
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
Enterprises. In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services called SoFi At Work, and have become interconnected with the SoFi platform. We have continued to expand our platform capabilities for enterprises through our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and the Technisys Merger in the first quarter

SoFi Technologies, Inc.

of 2022, through which we expanded our technology platform services to a broader international market. We believe that these expansions will deepen our participation in the entire technology ecosystem powering digital financial services, allowing us to not only reduce costs to operate our member-centric business, but also deliver increasing value to our enterprise customers. While our enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future.
International Operations. While we primarily operate in the United States, we expanded into Hong Kong with our acquisition of 8 Limited (an investment business) in 2020, we gained clients in Canada, Mexico and Colombia with our acquisition of Galileo in 2020, and we further expanded into Latin America with the Technisys Merger in 2022.
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
As a bank holding company, we offer SoFi Checking and Savings accounts held at SoFi Bank. Additionally, we are originating all new loan applications within SoFi Bank and transferred SoFi Credit Card and the majority of other lending products to SoFi Bank. We intend to continue to explore other products for SoFi Bank over time. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which have a lower borrowing cost of funds than our warehouse and securitization financing model, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, and (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity. See Part II, Item 1A “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
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
Lending Segment
We offer personal loans, student loans and home loans and related servicing. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous.
A key element of our underwriting process is the ability to facilitate risk-based interest rates that are appropriate for each loan using proprietary risk models through which we project quarterly loan performance, including expected losses and prepayments. The outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members.
Although our lending business remains primarily a gain-on-sale model, whereby we seek to originate loans, recognize a gain from these loans and sell them into either our whole loan or securitization channels, operating SoFi Bank also provides us with more flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period. We sell our whole loans primarily to large financial institutions, such as bank holding companies, for which we target a premium to par, and in excess of our costs to originate the loans. Our loan premiums fluctuate from time to time based on benchmark rates and credit spreads, and we are not guaranteed a gain on all or any of our loan sales. In securitization transactions that do not qualify for sale accounting, the related assets remain on our balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor. In the case of both whole loan sales and securitizations, and with the exception of certain of our home loans, we also continue to retain servicing rights to our originated loans following transfer.
Furthermore, our platform supports the full transaction lifecycle, including credit application, underwriting, approval, funding and servicing. Through data derived at loan origination and throughout the servicing process, SoFi has life-of-loan performance data on each loan in our ecosystem that we originate and on which we retain servicing, which provides a meaningful data asset.

SoFi Technologies, Inc.

Prior to selling our loans, we rely upon deposits, warehouse financing and our own capital to enable us to expand our origination capabilities. We believe our ability to utilize deposits held at SoFi Bank to fund our loans can continue to lower our overall cost of asset-backed financing over time. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment. In the first quarter of 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, under which Lending segment net interest income represents the difference between interest income earned on our loans and an FTP charge for the segment’s use of funds to originate loans, which can fluctuate based on changes in interest rates, funding curves, the composition of our balance sheet and the availability of capital.
Technology Platform Segment
Our Technology Platform segment consists of Galileo, which we acquired in May 2020, and Technisys, which we acquired in March 2022. Galileo is a provider of technology platform services to financial and non-financial institutions. Through Galileo, we provide services through a suite of program, event and authorization application programming interfaces for financial and non-financial institutions. Technisys is a cloud-native digital and core banking platform with financial services customers predominantly in Latin America. Through Technisys, we earn technology product and solutions revenue through sales of software licenses and provision of maintenance and support services related to those software licenses. We also provide additional technology solutions for our customers as their business needs evolve over time, which we refer to as “evolution labs.”
Many technology platform segment contracts are multi-year contracts. In certain of our contracts, we provide for a variety of integrated platform services, which vary by client and are either non-cancellable or cancellable with a substantive payment. Pricing structures under these contracts are typically volume-based, or a combination of activity and volume-based, and payment terms are predominantly monthly in arrears. Some of these contracts contain minimum monthly payments with agreed upon monthly service levels and may contain penalties if service levels are not met. Our technology platform software licenses are either perpetual or term based, and are recognized at a point in time, with the transaction price dependent upon the enforceable term of the software license in the case of a term-based license. We also have arrangements that are time and materials based, wherein the contractual term varies by customer. Finally, maintenance and support services are performed over time, and typically have a defined period of service.
Financial Services Segment
Our digital suite of financial services products, by nature, provides more daily interactions with our members and is, therefore, differentiated from our lending products, which inherently have less consistent touchpoints with our members. We offer a suite of financial services solutions, some of which include:
•SoFi Checking and Savings: Provides a digital banking experience. Following the Bank Merger, we began to allow members to convert their cash management accounts into SoFi Checking and Savings accounts held at SoFi Bank. Effective June 5, 2022, our cash management accounts no longer earn interest, as we implemented our plan to build new features only for SoFi Checking and Savings and reduced support of our cash management accounts.
•SoFi Invest: A mobile-first investment platform offering members access to trading and advisory solutions, such as active investing, robo-advisory and digital assets accounts.
•SoFi Credit Card: Features no annual fee and is designed to help our members save, invest and pay down debt through a variable rewards program, with higher rewards offerings when redeeming into other SoFi products.
•Loan referrals: A service through which we present loan referral leads to our enterprise partner customers.
•SoFi Relay: A personal finance management product that allows members to track all of their financial accounts in one place and utilize credit score monitoring services.
•SoFi At Work: A service through which we partner with other enterprises looking for a seamless way to provide financial benefits to their employees, such as student loan payments made on their employees’ behalf.
•Lantern Credit: A financial services marketplace platform developed to help applicants that do not qualify for SoFi products with alternative products from other providers, as well as to provide a product comparison experience.
We primarily earn revenues in connection with our Financial Services segment in the following ways:
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform. Referral fees are paid to us by third-party partners that offer services to end users who

SoFi Technologies, Inc.

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
•Payment network fees: We earn payment network fees, which primarily constitute interchange fees from our SoFi-branded debit cards and our SoFi Credit Card product, which are reduced by fees payable to card associations and our fulfillment partners. These fees are remitted by merchants and are calculated by multiplying a set fee percentage by the transaction volume processed through such network. We arrange for performance by a card association and the bank issuer to enable certain aspects of the SoFi-branded transaction card process. We enter into contracts with both parties that establish the shared economics of SoFi-branded transaction cards. As we continue to transition our cash management accounts to SoFi Checking and Savings accounts held at SoFi Bank, we expect to decrease certain fees payable to third parties over time.
•Net interest income: Our Financial Services segment earns interest income from deposits held at SoFi Bank through our implementation of an FTP framework in the first quarter of 2022, whereby the Financial Services segment is credited for the deposit funding it provides to our Lending segment. This interest income has no impact on our consolidated financial statements. To a lesser degree, we generate interest income from deposits sitting in our Member Banks, which are member bank holding companies that we exclusively relied on prior to becoming a bank holding company to provide cash management services to our members through our bank sweep program at our broker-dealer subsidiary. While we continue to utilize Member Banks, we now also sweep cash management accounts to SoFi Bank. We also generate interest income on SoFi Credit Card and on cash balances that we hold through SoFi Invest. Finally, we earn interest income in the Financial Services segment on certain commercial real estate and other commercial loans, such as small business loans. We incur interest expense on SoFi Credit Card through the FTP framework, which is eliminated in consolidation, as well as incur interest expense related to SoFi Checking and Savings and cash management balances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Lending
Net interest income	$139,516	$72,257	$347,873	$180,856
Noninterest income	162,178	138,034	463,927	343,703
Total net revenue	301,694	210,291	811,800	524,559
Adjusted net revenue(1)	296,965	215,475	792,018	555,744
Contribution profit	180,562	117,668	455,204	294,542

Technology Platform
Net interest income (expense)	$—	$39	$—	$(29)
Noninterest income	84,777	50,186	229,481	141,616
Total net revenue(2)	84,777	50,225	229,481	141,587
Contribution profit	19,536	15,741	59,632	44,439

Financial Services
Net interest income	$28,158	$1,209	$46,965	$1,980
Noninterest income	20,795	11,411	55,894	34,142
Total net revenue	48,953	12,620	102,859	36,122
Contribution loss(2)	(52,623)	(39,465)	(155,838)	(99,729)

Corporate/Other(3)
Net interest expense	$(9,824)	$(1,130)	$(19,326)	$(7,140)
Noninterest income (loss)	(1,615)	—	(7,958)	4,136
Total net loss(2)	(11,439)	(1,130)	(27,284)	(3,004)

Consolidated
Net interest income	$157,850	$72,375	$375,512	$175,667
Total noninterest income	266,135	199,631	741,344	523,597
Total net revenue	423,985	272,006	1,116,856	699,264
Adjusted net revenue(1)	419,256	277,190	1,097,074	730,449
Net loss	(74,209)	(30,047)	(280,401)	(372,925)
Adjusted EBITDA(1)	44,298	10,256	73,286	25,628
___________________
(1)Adjusted net revenue and adjusted EBITDA are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures, see “Non-GAAP Financial Measures” herein.
(2)Technology Platform segment total net revenue for the three and nine months ended September 30, 2022 includes intercompany fees earned by Galileo from SoFi, which is a Galileo client. There is an equal and offsetting expense reflected within the Financial Services segment contribution loss representing the intercompany fees incurred to Galileo. The intercompany revenue and expense are eliminated in consolidation. For the year ended December 31, 2021, all intercompany amounts were reflected in the fourth quarter, as inter-quarter amounts were determined to be immaterial. Additionally, for the three and nine months ended September 30, 2022, total net revenue for the Technology Platform segment included intercompany fees earned by Technisys from Galileo, which is a Technisys client. There is an equal and offsetting expense reflected within the Technology Platform segment directly attributable expenses representing the intercompany fees incurred by Galileo to Technisys. The intercompany revenue and expense are eliminated in consolidation. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

SoFi Technologies, Inc.

(3)Corporate/Other (previously referred to as “Other”) primarily includes total net loss associated with corporate functions, non-recurring gains and losses from non-securitization investment activities and interest income and realized gains and losses associated with investments in available-for-sale (“AFS”) debt securities, all of which are not directly related to a reportable segment. For the three and nine months ended September 30, 2022, net interest expense within Corporate/Other also reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework.
Key Recent Developments
We continue to execute on our growth and other strategic initiatives and we continue to celebrate launches across our product suite and strategic partnerships, further establishing ourselves as a platform that enables individuals to borrow, save, spend, invest, and protect their assets.
In March 2022, we closed the Technisys Merger, which added a cloud-native digital and core banking platform with an existing footprint of clients into our technology platform offerings. We believe that the combination of the Technisys core banking platform with our existing technology platform offerings provides an end-to-end vertically integrated technology stack, which we expect will meet both the expanding needs of our existing and expected future clients. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the Technisys Merger.
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

SoFi Technologies, Inc.

Quarterly Adjusted Net Revenue
In Thousands
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Total net revenue	$423,985	$272,006	$1,116,856	$699,264
Servicing rights – change in valuation inputs or assumptions(1)	(6,182)	(409)	(26,860)	11,924
Residual interests classified as debt – change in valuation inputs or assumptions(2)	1,453	5,593	7,078	19,261
Adjusted net revenue	$419,256	$277,190	$1,097,074	$730,449
___________________
(1)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. Moreover, these non-cash charges are unrealized during the period and, therefore, have no impact on our cash flows from operations. As such, these positive and negative changes are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations and our overall performance.
(2)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated securitization variable interest entities (“VIEs”) by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These residual debt obligations are measured at fair value on a recurring basis, but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations.
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, as presented below:

	Quarter Ended
($ in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total net revenue	$423,985	$362,527	$330,344	$285,608	$272,006
Servicing rights – change in valuation inputs or assumptions(1)	(6,182)	(9,098)	(11,580)	(9,273)	(409)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	1,453	2,662	2,963	3,541	5,593
Adjusted net revenue	$419,256	$356,091	$321,727	$279,876	$277,190
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

SoFi Technologies, Inc.

The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Total net revenue – Lending	$301,694	$210,291	$811,800	$524,559
Servicing rights – change in valuation inputs or assumptions(1)	(6,182)	(409)	(26,860)	11,924
Residual interests classified as debt – change in valuation inputs or assumptions(2)	1,453	5,593	7,078	19,261
Adjusted net revenue – Lending	$296,965	$215,475	$792,018	$555,744
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are not direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vi) transaction-related expenses, (vii) fair value changes in warrant liabilities, and (viii) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions. We believe adjusted EBITDA provides a useful measure for period-over-period comparisons of our business, as it removes the effect of certain non-cash items and certain charges that are not indicative of our core operating performance or results of operations. It is also a measure that management relies upon to evaluate cash flows generated from operations, and therefore the extent of additional capital, if any, required to invest in strategic initiatives. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income (loss). Some of the limitations of adjusted EBITDA include that it does not reflect the impact of working capital requirements or capital expenditures and it is not a universally consistent calculation among companies in our industry, which limits its usefulness as a comparative measure.

Quarterly Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The tables below reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(74,209)	$(30,047)	$(280,401)	$(372,925)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	5,270	1,366	11,369	7,752
Income tax expense (benefit)(2)	(242)	181	629	1,202
Depreciation and amortization(3)	40,253	24,075	109,007	75,041
Share-based expense	77,855	72,681	235,018	162,289
Transaction-related expense(4)	100	1,221	17,446	24,580
Fair value changes in warrant liabilities(5)	—	(64,405)	—	96,504
Servicing rights – change in valuation inputs or assumptions(6)	(6,182)	(409)	(26,860)	11,924
Residual interests classified as debt – change in valuation inputs or assumptions(7)	1,453	5,593	7,078	19,261
Total adjustments	118,507	40,303	353,687	398,553
Adjusted EBITDA	$44,298	$10,256	$73,286	$25,628
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense primarily included (i) interest on our revolving credit facility, (ii) for the 2022 periods, the amortization of debt discount and debt issuance costs on our convertible notes, and (iii) for the nine-month 2021 period, interest on the seller note issued in connection with our acquisition of Galileo. Revolving credit facility interest expense for the three- and nine-month periods increased due to higher interest rates during the 2022 periods on identical outstanding debt period over period.
(2)Our income tax expense positions for the nine-month periods were primarily a function of SoFi Lending Corp.’s profitability, and for the 2022 period, SoFi Bank, in state jurisdictions where separate filings are required. The income tax expense in the 2022 period was partially offset by an income tax benefit at Technisys. See Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the three- and nine-month 2022 periods increased compared to the comparable 2021 periods primarily in connection with our recent acquisitions and growth in our software balance, partially offset by the acceleration of core banking infrastructure amortization during the nine-month 2021 period.
(4)Transaction-related expenses in the nine-month 2022 period primarily included financial advisory and professional services costs associated with our acquisition of Technisys. Transaction-related expenses in the three-month 2021 period included costs associated with our then-exploratory acquisition of Technisys. Transaction-related expenses in the nine-month 2021 period also included the special payment to the holders of Series 1 Redeemable Preferred Stock in conjunction with the Business Combination and financial advisory and professional services costs associated with our then-pending acquisition of Golden Pacific.
(5)Our adjusted EBITDA measure excludes the non-cash fair value changes in warrants accounted for as liabilities, which were measured at fair value through earnings. In conjunction with the Business Combination, SoFi Technologies assumed certain common stock warrants (“SoFi Technologies warrants”) that were accounted for as liabilities and measured at fair value on a recurring basis. The amount in the three-month 2021 period and a portion of the nine-month 2021 period relate to the SoFi Technologies warrants. The fair value of the SoFi Technologies warrants was based on the closing price of ticker SOFIW and, therefore, fluctuated based on market activity. In addition, a portion of the amount in the nine-month 2021 period related to changes in the fair value of Series H warrants issued by Social Finance in 2019 in connection with certain redeemable preferred stock issuances. We did not measure the Series H warrants at fair value subsequent to May 28, 2021 in conjunction with the Business Combination, as they were reclassified into permanent equity.
(6)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, these positive and negative changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.
(7)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.

SoFi Technologies, Inc.

	Quarter Ended
($ in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Net loss	$(74,209)	$(95,835)	$(110,357)	$(111,012)	$(30,047)
Non-GAAP adjustments:
Interest expense – corporate borrowings	5,270	3,450	2,649	2,593	1,366
Income tax expense (benefit)	(242)	119	752	1,558	181
Depreciation and amortization	40,253	38,056	30,698	26,527	24,075
Share-based expense	77,855	80,142	77,021	77,082	72,681
Transaction-related expense	100	808	16,538	2,753	1,221
Fair value changes in warrant liabilities	—	—	—	10,824	(64,405)
Servicing rights – change in valuation inputs or assumptions	(6,182)	(9,098)	(11,580)	(9,273)	(409)
Residual interests classified as debt – change in valuation inputs or assumptions	1,453	2,662	2,963	3,541	5,593
Total adjustments	118,507	116,139	119,041	115,605	40,303
Adjusted EBITDA	$44,298	$20,304	$8,684	$4,593	$10,256

Key Business Metrics
The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	September 30, 2022	September 30, 2021	% Change
Members	4,742,673	2,937,379	61%
Total Products	7,199,298	4,267,665	69%
Total Products — Lending segment	1,280,493	1,030,882	24%
Total Products — Financial Services segment	5,918,805	3,236,783	83%
Total Accounts — Technology Platform segment(1)	124,332,810	88,811,022	40%
___________________
(1)Total accounts refers to the number of open accounts at Galileo as of the reporting date. Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements. Intercompany revenue is eliminated in consolidation. We did not recast the total accounts as of September 30, 2021 to conform to the current year presentation, as the impact was determined to be immaterial.
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

SoFi Technologies, Inc.

Since our inception through September 30, 2022, we have served approximately 4.7 million members who have used approximately 7.2 million products on the SoFi platform.

Members
In Thousands
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
In our Financial Services segment, total products refers to the number of SoFi Money accounts (presented inclusive of cash management accounts and SoFi Checking and Savings accounts held at SoFi Bank), SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. Our members can select any one or combination of the three types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products.
Total products is a primary indicator of the size and reach of our Lending and Financial Services segments. Management relies on total products metrics to understand the effectiveness of our member acquisition efforts and to gauge the propensity for members to use more than one product.

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	September 30, 2022	September 30, 2021	Variance	% Change
Home loans	25,707	21,318	4,389	21%
Personal loans	783,645	578,772	204,873	35%
Student loans	471,141	430,792	40,349	9%
Total lending products	1,280,493	1,030,882	249,611	24%
Total financial services products were composed of the following:

Financial Services Products	September 30, 2022	September 30, 2021	Variance	% Change
Money(1)	2,002,791	1,161,322	841,469	72%
Invest	2,067,621	1,233,527	834,094	68%
Credit Card	153,978	65,595	88,383	135%
Referred loans(2)	36,538	—	36,538	n/m
Relay	1,600,102	749,972	850,130	113%
At Work	57,775	26,367	31,408	119%
Total financial services products	5,918,805	3,236,783	2,682,022	83%
___________________
(1)Includes SoFi Checking and Savings accounts held at SoFi Bank, beginning in the first quarter of 2022, and cash management accounts.
(2)Limited to loans wherein we provide third party fulfillment services.

Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. Beginning in the fourth quarter of 2021, we included SoFi accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements, which includes intercompany revenue from SoFi. Intercompany revenue is eliminated in consolidation. We did not recast total accounts as of September 30, 2021 to conform to the current year presentation, as the impact was determined to be immaterial. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for the

SoFi Technologies, Inc.

Technisys products and solutions, as the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

	September 30, 2022	September 30, 2021	Variance	% Change
Total Accounts	124,332,810	88,811,022	35,521,788	40%
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
Industry Trends and General Economic Conditions
The Federal Reserve has increased the benchmark interest rate multiple times in 2022, largely in response to increasing inflation. We anticipate that in a rising interest rate environment, and operating under a bank charter, we will be able to offer more competitive interest rates to our members on their deposits, which we believe would result in increasing demand for our deposits. However, rising interest rates could unfavorably impact demand for refinancing loan products. In addition, if the Federal Reserve does not effectively curb inflation or interest rates rise unexpectedly or too quickly, it could have a negative impact on the overall economy which could adversely impact our results of operations. In addition to rising interest rates, the U.S. economy has experienced negative gross domestic product growth during 2022 and consumer confidence indicators are down. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
Student Loan Relief
In August 2022, President Biden directed a final extension of the federal student loan payment moratorium through December 31, 2022. President Biden also announced additional relief measures for federal student loan borrowers, subject to income caps, including up to $20,000 in debt cancellation for Pell Grant recipients, and up to $10,000 in debt cancellation for non-Pell Grant recipients, as well as certain changes to income-driven repayment plans. While the number of applicants under President Biden’s program and the impact of legal challenges to the program are unknown, we expect demand for our student loan refinancing products to benefit from these factors beginning in the fourth quarter of 2022, as borrowers who are not eligible for the debt relief or whose debt relief was processed timely may look to refinance ahead of the moratorium expiration. The timing and extent of such benefits to our student loan refinancing product will largely depend on the timing of execution of debt cancellation as well as the interest rate environment.

SoFi Technologies, Inc.

Results of Operations
The following table sets forth condensed consolidated statements of income data:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Interest income
Loans	$191,525	$89,844	113%	$451,247	$246,743	83%
Securitizations	2,633	2,999	(12)%	7,958	11,260	(29)%
Related party notes	—	—	—%	—	211	(100)%
Other	3,881	758	412%	6,758	2,023	234%
Total interest income	198,039	93,601	112%	465,963	260,237	79%
Interest expense
Securitizations and warehouses	20,653	19,360	7%	59,158	75,418	(22)%
Deposits	14,149	—	n/m	19,123	—	n/m
Corporate borrowings	5,270	1,366	286%	11,369	7,752	47%
Other	117	500	(77)%	801	1,400	(43)%
Total interest expense	40,189	21,226	89%	90,451	84,570	7%
Net interest income	157,850	72,375	118%	375,512	175,667	114%
Noninterest income
Loan origination and sales	163,697	142,147	15%	465,815	362,211	29%
Securitizations	(8,772)	(4,551)	93%	(31,790)	(6,613)	381%
Servicing	7,296	458	n/m	30,003	(11,875)	(353)%
Technology products and solutions	82,035	49,951	64%	223,562	140,560	59%
Other	21,879	11,626	88%	53,754	39,314	37%
Total noninterest income	266,135	199,631	33%	741,344	523,597	42%
Total net revenue	423,985	272,006	56%	1,116,856	699,264	60%
Noninterest expense
Technology and product development	110,702	74,434	49%	291,976	209,771	39%
Sales and marketing	162,129	114,985	41%	444,121	297,170	49%
Cost of operations	83,083	69,591	19%	232,611	187,785	24%
General and administrative	126,199	40,461	212%	388,533	373,374	4%
Provision for credit losses	16,323	2,401	580%	39,387	2,887	n/m
Total noninterest expense	498,436	301,872	65%	1,396,628	1,070,987	30%
Loss before income taxes	(74,451)	(29,866)	149%	(279,772)	(371,723)	(25)%
Income tax benefit (expense)	242	(181)	(234)%	(629)	(1,202)	(48)%
Net loss	$(74,209)	$(30,047)	147%	$(280,401)	$(372,925)	(25)%
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	(1,914)	(150)	n/m	(8,360)	(150)	n/m
Foreign currency translation adjustments, net	325	204	59%	231	(142)	(263)%
Total other comprehensive income (loss)	(1,589)	54	n/m	(8,129)	(292)	n/m
Comprehensive loss	$(75,798)	$(29,993)	153%	$(288,530)	$(373,217)	(23)%

SoFi Technologies, Inc.

Interest Income
The following table presents the components of our total interest income:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Loans	$191,525	$89,844	113%	$451,247	$246,743	83%
Securitizations	2,633	2,999	(12)%	7,958	11,260	(29)%
Related party notes	—	—	—%	—	211	(100)%
Other	3,881	758	412%	6,758	2,023	234%
Total interest income	$198,039	$93,601	112%	$465,963	$260,237	79%
Total interest income increased by $104.4 million, or 112%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased by $205.7 million, or 79%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the components of which are discussed below.
Loans
Three Months. Loans interest income increased by $101.7 million, or 113%, primarily driven by increases in non-securitization personal loan and student loan interest income of $94.1 million (202%) and $10.0 million (43%), respectively, which were primarily a function of increases in aggregate average balances for personal loans and student loans of $2.9 billion (179%) and $1.2 billion (57%), respectively. The personal loan average balance increase was primarily attributable to higher origination volume combined with a higher weighted average interest rate earned on whole loans and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods, partially offset by a lower weighted average interest rate earned on whole loans. These increases were offset by decreases in interest income from consolidated personal loan and student loan securitizations of $5.7 million (65%) and $2.2 million (25%), respectively, which were impacted by decreases in average balances primarily attributable to payment activity and the absence of additions to our consolidated securitization loan balances. The remaining increase in interest income also included $4.1 million attributable to credit card loans.
Nine Months. Loans interest income increased by $204.5 million, or 83%, primarily driven by increases in non-securitization personal loan and student loan interest income of $191.6 million (169%) and $28.5 million (43%), respectively, which were primarily a function of increases in average balances for personal loans and student loans of $2.1 billion (150%) and $1.2 billion (59%), respectively. The personal loan average balance increase was primarily attributable to higher origination volume combined with a higher weighted average interest rate earned on whole loans and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods, partially offset by a lower weighted average interest rate earned on whole loans. These increases were offset by decreases in interest income from consolidated personal loan and student loan securitizations of $19.9 million (61%) and $9.3 million (31%), respectively, which were impacted by decreases in average balances for personal loans and student loans of $265.9 million (63%) and $255.3 million (34%), respectively. The decreases in aggregate average balances were primarily attributable to payment activity and the absence of additions to our consolidated securitization loan balances. The remaining increase in interest income also included $9.9 million attributable to credit card loans.
Securitizations
Three Months. Securitizations interest income decreased by $0.4 million, or 12%, which was primarily attributable to decreases in residual investment interest income and asset-backed bonds related to decreases in average securitization investment balances period over period due to securitization payment activity.
Nine Months. Securitizations interest income decreased by $3.3 million, or 29%, which was primarily attributable to decreases in residual investment interest income of $1.8 million and asset-backed bonds of $2.0 million related to decreases in average securitization investment balances period over period due to securitization payment activity.
Other
Three Months. Other interest income increased by $3.1 million, or 412%, primarily due to $3.2 million higher interest income earned on our interest-bearing cash and cash equivalents balances primarily due to higher average balances period over period.

SoFi Technologies, Inc.

Nine Months. Other interest income increased by $4.7 million, or 234%, primarily due to $4.4 million higher interest income earned on our interest-bearing cash and cash equivalents balances primarily due to higher average balances period over period.
Interest Expense
The following table presents the components of our total interest expense:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Securitizations and warehouses	$20,653	$19,360	7%	$59,158	$75,418	(22)%
Deposits	14,149	—	n/m	19,123	—	n/m
Corporate borrowings	5,270	1,366	286%	11,369	7,752	47%
Other	117	500	(77)%	801	1,400	(43)%
Total interest expense	$40,189	$21,226	89%	$90,451	$84,570	7%
Total interest expense increased by $19.0 million, or 89%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased by $5.9 million, or 7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the components of which are discussed below.
Securitizations and Warehouses.    The following tables present the components of securitizations and warehouses interest expense and other pertinent information.

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Securitization debt interest expense	$4,492	$8,186	(45)%	$15,229	$28,548	(47)%
Warehouse debt interest expense	12,539	6,360	97%	32,159	26,261	22%
Residual interests classified as debt interest expense	904	2,036	(56)%	3,469	6,381	(46)%
Debt issuance cost interest expense	2,718	2,778	(2)%	8,301	14,228	(42)%
Securitizations and warehouses interest expense	$20,653	$19,360	7%	$59,158	$75,418	(22)%

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Average debt balances(1)
Securitization debt	$487,141	$844,747	(42)%	$553,790	$999,752	(45)%
Warehouse facilities	1,752,032	1,620,392	8%	2,167,493	2,258,908	(4)%
Weighted average interest rates(2)
Securitization debt	3.7%	3.9%	n/m	3.7%	3.8%	n/m
Warehouse facilities	2.9%	1.6%	n/m	2.0%	1.5%	n/m
___________________
(1)Average balances were calculated based on four- and ten-month ending balances.
(2)Calculated as annualized interest expense divided by average debt balance for the respective debt category. Interest rates on securitization debt and warehouse facilities exclude the effect of debt issuance cost interest expense and amortization of debt discounts and premiums. Table excludes residual interests classified as debt, as interest expense is dependent on the timing and extent of securitization loan cash flows and, therefore, a derived weighted average interest rate using the methodology in the table herein is not meaningful for the purposes of understanding the change in residual interests classified as debt interest expense.
Securitizations and warehouses interest expense increased by $1.3 million, or 7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and decreased by $16.3 million, or 22%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by the following:
•Securitization debt interest expense (exclusive of debt issuance and discount amortization) decreased by $3.7 million (45%) for the three-month period, and decreased by $13.3 million (47%) for the nine-month period primarily driven by

SoFi Technologies, Inc.

declines in the average balances of securitization debt of 42% and 45%, respectively, which were attributable to payment activity and the absence of additional securitization debt during the 2022 periods.
•Warehouse debt interest expense (exclusive of debt issuance amortization) increased by $6.2 million (97%) for the three-month period, and by $5.9 million (22%) for the nine-month period. The three-month increase in interest expense was attributable to sharp increases in benchmark rates combined with an increase in our average warehouse debt balance. The nine-month increase in interest expense was primarily related to share increases in benchmark rates, partially offset by the utilization of warehouse facilities with lower spreads during the 2022 period combined with a moderate decrease in our average warehouse debt balance.
•Residual interests classified as debt interest expense decreased by $1.1 million (56%) for the three-month period, and by $2.9 million (46%) for the nine-month period, which were correlated with lower balances of residual interests classified as debt during the 2022 periods, as the residual debt balances continue to pay down over time and there were no additions to the balances during the 2022 periods.
•Debt issuance cost interest expense decreased by $5.9 million (42%) for the nine-month period, which was primarily driven by a lower run rate on our issuance cost amortization related to our loan warehouse facilities, as we have extended certain loan warehouse facilities over time, which had the effect of lowering the quarterly debt issuance cost amortization. The variance was also impacted by the acceleration of certain debt issuance costs during the nine-month 2021 period, which contributed to a favorable variance of $2.8 million period over period.
Deposits. Deposits interest expense of $14.1 million and $19.1 million for the three and nine months ended September 30, 2022, respectively, was related to interest earned by members on deposits held at SoFi Bank, which had average balances of $3.8 billion and $2.1 billion, respectively. Deposit accounts also earned a higher interest rate during the third quarter of 2022.
Corporate Borrowings. Corporate borrowings interest expense increased by $3.9 million, or 286%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased by $3.6 million, or 47%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the following:
•Interest expense of $1.3 million and $3.8 million for the three- and nine-month 2022 periods, respectively, was associated with our issuance of convertible notes in the fourth quarter of 2021, which consisted of the amortization of the debt discount and debt issuance costs.
•Interest expense on our revolving credit facility increased by $2.6 million and $3.5 million for the three- and nine-month periods, respectively, as one-month LIBOR increased during 2022, while the average balance remained constant.
•Interest expense incurred on the Galileo seller note, which was repaid in February 2021, decreased by $3.6 million for the nine-month period.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Loan origination and sales	$163,697	$142,147	15%	$465,815	$362,211	29%
Securitizations	(8,772)	(4,551)	93%	(31,790)	(6,613)	381%
Servicing	7,296	458	n/m	30,003	(11,875)	(353)%
Technology products and solutions	82,035	49,951	64%	223,562	140,560	59%
Other	21,879	11,626	88%	53,754	39,314	37%
Total noninterest income	$266,135	$199,631	33%	$741,344	$523,597	42%
Total net revenue	$423,985	$272,006	56%	$1,116,856	$699,264	60%
Total noninterest income increased by $66.5 million, or 33%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased by $217.7 million, or 42%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the components of which are discussed below.

SoFi Technologies, Inc.

Loan Origination and Sales
The following table presents the components of noninterest income–loan origination and sales:

	Three Months Ended September 30,		2022 vs 2021 Change	Nine Months Ended September 30,		2022 vs 2021 Change
($ in thousands)	2022	2021		2022	2021
In period originations, loan sale execution and fair value adjustments(1)	$88,026	$133,196	$(45,170)	$183,098	$342,319	$(159,221)
Economic derivative hedges of loan fair values	106,240	1,305	104,935	336,382	23,439	312,943
Other derivative instruments(2)	(6,087)	3,974	(10,061)	(10,711)	(3,886)	(6,825)
Home loan origination fees	2,238	3,502	(1,264)	6,169	11,292	(5,123)
Loan write-off expense – whole loans(3)	(26,021)	(3,830)	(22,191)	(47,698)	(12,555)	(35,143)
Loan repurchase (expense) benefit(4)	479	(190)	669	2,266	(2,588)	4,854
Other	(1,178)	4,190	(5,368)	(3,691)	4,190	(7,881)
Loan origination and sales noninterest income	$163,697	$142,147	$21,550	$465,815	$362,211	$103,604
___________________
(1)Includes fair value adjustments on loans originated during the period, fair value adjustments of loans held at the balance sheet date, as well as gains (losses) on loans sold during the period.
(2)Includes IRLCs, interest rate caps and purchase price earn-out.
(3)For the three months ended September 30, 2022 and 2021, includes gross write-offs of $31.4 million and $6.1 million, respectively. During the three-month 2022 period, $2.7 million of the $5.4 million of recoveries were captured via loan sales to a third-party collection agency. During the three-month 2021 period, $0.5 million of the $2.3 million of recoveries were captured via loan sales to a third-party collection agency. For the nine months ended September 30, 2022 and 2021, includes gross write-offs of $60.9 million and $20.1 million, respectively. During the nine-month 2022 period, $4.4 million of the $13.2 million of recoveries were captured via loan sales to a third-party collection agency. During the nine-month 2021 period, $2.4 million of the $7.5 million of recoveries were captured via loan sales to a third-party collection agency.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Three Months. Loan origination and sales increased by $21.6 million, or 15%, primarily due to the following:
•an increase of $43.8 million (53%) in personal loan origination and sales income, which was attributable to increases of $45.8 million related to personal loan interest rate swap positions primarily driven by increases in interest rates, and $26.9 million related to fair value adjustments primarily driven by higher origination volume in the 2022 period. These increases were partially offset by $21.8 million higher loan write offs, which were primarily attributable to a higher average loan balance and elevated charge off rates in the 2022 period;
•an increase of $1.0 million (3%) in student loan origination and sales income, which was attributable to an increase of $48.4 million on our student loan interest rate swap positions primarily driven by increases in interest rates, largely offset by a decrease of $41.6 million related to fair value adjustments primarily driven by lower origination volume in the 2022 period, and lower execution prices on sales activity, combined with a $5.4 million loss related to student loan commitments; and
•a decrease of $22.7 million (106%) in home loan origination and sales related income, which was attributable to a decrease of $30.5 million related to fair value adjustments primarily driven by lower origination volume in the 2022 period, and lower execution prices on sales activity. This decline was partially offset by the favorable impact related to hedging activities of $7.8 million, which was primarily related to gains on home loan pipeline hedges due to decreases in the underlying hedge price index.
Nine Months. Loan origination and sales increased by $103.6 million, or 29%, primarily due to the following:
•an increase of $152.3 million (89%) in personal loan origination and sales income, which was attributable to increases of $119.6 million related to personal loan interest rate swap positions primarily driven by increases in interest rates, and $72.4 million related to fair value adjustments primarily driven by higher origination volume in the 2022 period, net of lower execution prices on sales activity. These increases were partially offset by $33.6 million higher loan write offs, which were primarily attributable to a higher average loan balance and elevated charge off rates in the 2022 period;

SoFi Technologies, Inc.

•an increase of $8.1 million (7%) in student loan origination and sales income, which was attributable to an increase of $146.4 million on our student loan hedging activities primarily related to our student loan interest rate swap positions, which were primarily driven by increases in interest rates, largely offset by a decrease of $128.9 million related to fair value adjustments, which were primarily driven by lower origination volume in the 2022 period, and lower execution prices on sales activity, combined with a $7.9 million loss related to student loan commitments; and
•a decrease of $56.5 million (88%) in home loan origination and sales related income, which was attributable to a decrease of $102.7 million related to fair value adjustments primarily driven by lower origination volume in the 2022 period, and lower execution prices on sales activity. This decline was partially offset by the favorable impact related to hedging activities of $46.2 million, which was primarily related to gains on home loan pipeline hedges due to decreases in the underlying hedge price index.
Securitizations
Three Months. Securitizations income decreased by $4.2 million, or 93%, primarily due to an aggregate decrease of $8.6 million in securitization loan fair market value changes, principally due to increases in market interest rates. We also had a decline in securitization investment fair values of $4.3 million, which was primarily attributable to negative fair value adjustments on our securitization bonds that were impacted by the interest rate volatility during the 2022 period. These unfavorable variances were partially offset by gains of $5.1 million in the 2022 period on our economic hedges of securitization investments. Offsetting these declines, securitizations income was favorably impacted by a reduction in securitization loan write-offs of $0.7 million in the 2022 period, which was correlated with lower average securitization loan balances and stronger securitization loan credit performance during the 2022 period, as well as favorable changes in residual debt fair value adjustments of $3.0 million.
Nine Months. Securitizations income decreased by $25.2 million, or 381%, primarily due to an aggregate decrease of $36.5 million in securitization loan fair market value changes, principally due to increases in market interest rates. We also had a decline in securitization investment fair values of $17.6 million, which was primarily attributable to negative fair value adjustments on our securitization bonds that were impacted by the interest rate volatility during the 2022 period. These unfavorable variances were partially offset by gains of $14.2 million in the 2022 period on our economic hedges of securitization investments. Offsetting these declines, securitizations income was favorably impacted by a reduction in securitization loan write-offs of $6.3 million in the 2022 period, which was correlated with lower average securitization loan balances and stronger securitization loan credit performance during the 2022 period, as well as favorable changes in residual debt fair value adjustments of $9.3 million.
Servicing
We own the master servicing on all of the servicing rights that we retain and, in each case, recognize the gross servicing rate applicable to each serviced loan. Sub-servicers are utilized for all serviced student loans and home loans, which represents a cost to SoFi, but these arrangements do not impact our calculation of the weighted average basis points earned for each loan type serviced. Further, there is no impact on servicing income due to forbearance and moratoriums on certain debt collection activities, and there are no waivers of late fees. The table below presents information related to our loan servicing activities:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Servicing income recognized
Home loans(1)	$3,387	$2,398	41%	$9,416	$6,207	52%
Student loans(2)	9,293	11,305	(18)%	29,119	35,533	(18)%
Personal loans(3)	9,806	8,216	19%	27,901	25,020	12%
Servicing rights fair value change
Home loans	$(1,460)	$6,588	(122)%	$10,173	$20,231	(50)%
Student loans	(4,053)	(3,582)	13%	(9,137)	(4,618)	98%
Personal loans	(3,013)	701	(530)%	(857)	(1,736)	(51)%
______________
(1)The contractual servicing earned on our home loan servicing portfolio was 25 bps during all periods presented.
(2)The weighted average bps earned for student loan servicing was 42 bps and 43 bps during the three months ended September 30, 2022 and 2021, respectively, and 42 bps during each of the nine months ended September 30, 2022 and 2021.

SoFi Technologies, Inc.

(3)The weighted average bps earned for personal loan servicing was 78 bps and 70 bps during the three months ended September 30, 2022 and 2021, respectively, and 73 bps and 70 bps during the nine months ended September 30, 2022 and 2021, respectively.
Three Months. Servicing income increased by $6.8 million, of which $5.8 million was related to favorable changes in valuation inputs and assumptions, consisting of $6.5 million related to student loans and $1.3 million related to personal loans, partially offset by $2.0 million related to home loans. The favorable variances in student loans and personal loans were primarily attributable to decreased prepayment rate assumptions during the 2022 period compared to increased assumptions during the 2021 period, partially offset by increased discount rate assumptions during the 2022 period. The unfavorable variance in home loans was primarily attributable to decreased prepayment rate assumptions in the 2021 period combined with increased discount rate assumptions in the 2022 period. We also earned increased servicing income of $1.0 million in the 2022 period associated with referral activity we facilitate through our platform.
Nine Months. Servicing income increased by $41.9 million, or 353%,of which $38.8 million was related to favorable changes in valuation inputs and assumptions, consisting of $29.6 million related to student loans, $5.3 million related to home loans and $3.8 million related to personal loans. The favorable variances in student loans and personal loans were primarily attributable to decreased prepayment rate assumptions during the 2022 period compared to increased assumptions during the 2021 period, partially offset by increased discount rate assumptions during the 2022 period. The favorable variance in home loans was primarily attributable to a larger decrease in prepayment rate assumptions during the 2022 period compared to the 2021 period, partially offset by increased discount rate assumptions during the 2022 period. We also earned increased servicing income of $3.0 million in the 2022 period associated with referral activity we facilitate through our platform that began in the third quarter of 2021.
Technology Products and Solutions
Three and Nine Months. Technology products and solutions fees for the three and nine months ended September 30, 2022 increased by $32.1 million, or 64%, and $83.0 million, or 59%, respectively, relative to the comparable periods in 2021. The 2022 periods were bolstered by $18.5 million and $45.0 million, respectively, of revenue contribution from the Technisys Merger, which closed in March 2022. In addition, our existing integrated technology solutions contributed increases in revenue of $13.5 million and $38.0 million, respectively, which was predominantly a function of account growth combined with increased activity from existing clients.
Other
Three Months. Other income increased by $10.3 million, or 88%, primarily due to increases in referral fees of $5.8 million, and payment network fees of $2.1 million. The increase in referral fees was primarily attributable to growth in our partner relationships and related activity, as well as an increase associated with referral fulfillment activity. The increase in payment network fees (which includes interchange fees) was primarily attributable to increased credit card spending on our platform.
Nine Months. Other income increased by $14.4 million, or 37%, primarily due to increases in referral fees of $17.0 million and payment network fees of $6.7 million. The increase in referral fees was primarily attributable to growth in our partner relationships and related activity, as well as an increase associated with a referral fulfillment activity that we began in the third quarter of 2021. The increase in payment network fees (which includes interchange fees) was primarily attributable to increased credit card spending on our platform. The favorable variance was also impacted by lower SoFi Invest trading losses of $1.6 million period over period. These impacts were partially offset by (i) a $7.0 million impact from losses on venture capital investments in the 2022 period compared to gains in the 2021 period, (ii) a $3.2 million decrease in brokerage fees related to lower digital assets trading activity, and (iii) a $2.1 million decrease in enterprise services revenue primarily due to the absence of advisory service revenues in the 2022 period.

SoFi Technologies, Inc.

Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Technology and product development	$110,702	$74,434	49%	$291,976	$209,771	39%
Sales and marketing	162,129	114,985	41%	444,121	297,170	49%
Cost of operations	83,083	69,591	19%	232,611	187,785	24%
General and administrative	126,199	40,461	212%	388,533	373,374	4%
Provision for credit losses	16,323	2,401	580%	39,387	2,887	n/m
Total noninterest expense	$498,436	$301,872	65%	$1,396,628	$1,070,987	30%
Total noninterest expense increased by $196.6 million, or 65%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and increased by $325.6 million, or 30%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the components of which are discussed below.
Technology and Product Development
Three Months. Technology and product development expenses increased by $36.3 million, or 49%, primarily due to:
•an increase in employee compensation and benefits of $18.0 million (inclusive of an increase in share-based compensation expense of $1.2 million), of which $12.9 million was attributable to Technisys. The remaining increase was related to an increase in technology and product personnel in support of our growth, as well as an increase in average compensation in the 2022 period;
•an increase in purchased and internally-developed software amortization of $7.6 million, which was primarily reflective of increased investments in technology in our Technology Platform segment; and
•an increase in amortization expense on intangible assets of $5.6 million, which was primarily associated with acquired intangible assets in the Technisys Merger.
Nine Months. Technology and product development expenses increased by $82.2 million, or 39%, primarily due to:
•an increase in employee compensation and benefits of $45.0 million (inclusive of an increase in share-based compensation expense of $8.8 million), of which $26.6 million was attributable to Technisys. The remaining increase was related to an increase in technology and product personnel in support of our growth, as well as an increase in average compensation in the 2022 period;
•an increase in purchased and internally-developed software amortization of $18.0 million, which was primarily reflective of increased investments in technology in our Technology Platform segment; and
•an increase in amortization expense on intangible assets of $8.8 million, which was primarily related to intangible asset amortization of $12.9 million associated with acquired intangible assets in the Technisys Merger, partially offset by $4.1 million associated with the acceleration of our core banking infrastructure in the first half of 2021.
Sales and Marketing
Three Months. Sales and marketing expenses increased by $47.1 million, or 41%, primarily due to:
•an increase in advertising expenditures of $17.3 million, which was primarily attributable to an increase in direct mail, digital media, search and social network advertising expenditures in the 2022 period;
•an increase of $13.8 million related to increasing utilization of lead generation channels during the 2022 period;
•an increase in employee compensation and benefits of $8.6 million (inclusive of an increase in share-based compensation expense of $1.9 million), of which $1.9 million was attributable to Technisys. The remaining increase was correlated with an increase in sales and marketing personnel to support our growth, as well as an increase in average compensation in the 2022 period; and
•an increase in direct customer promotional expenditures of $4.6 million, which is one of our levers for stimulating member product adoption and engagement.

SoFi Technologies, Inc.

Nine Months. Sales and marketing expenses increased by $147.0 million, or 49%, primarily due to:
•an increase in advertising expenditures of $56.6 million, which was primarily attributable to an increase in direct mail, digital media, search and social network advertising expenditures in the 2022 period;
•an increase of $42.1 million related to increasing utilization of lead generation channels during the 2022 period;
•an increase in employee compensation and benefits of $23.7 million (inclusive of an increase in share-based compensation expense of $6.9 million), of which $4.3 million was attributable to Technisys. The remaining increase was correlated with an increase in sales and marketing personnel to support our growth, as well as a modest increase in average compensation in the 2022 period;
•an increase in direct customer promotional expenditures of $11.1 million, which is one of our levers for stimulating member product adoption and engagement; and
•an increase in amortization expense on intangible assets of $5.0 million, which was associated with acquired intangible assets in the Technisys Merger.
Cost of Operations
Three Months. Cost of operations increased by $13.5 million, or 19%, primarily due to:
•an increase in employee compensation and benefits of $8.8 million (inclusive of an increase in share-based compensation expense of $1.6 million), which was correlated with an increase in cost of operations personnel in support of our growth, as well as an increase in average compensation in the 2022 period;
•an increase of $2.8 million in third-party fulfillment costs, which was primarily related to payment processing network association fees associated with increased activity in the Technology Platform segment;
•an increase in software licenses, tools and subscriptions and other related fees of $1.9 million, consistent with headcount increases and internal technology initiatives; and
•a decrease in loan origination and servicing expenses of $5.1 million, of which $6.2 million was related to home loans, partially offset by an increase of $1.2 million related to personal loans, which were primarily attributable to changes in origination volume period over period.
Nine Months. Cost of operations increased by $44.8 million, or 24%, primarily due to:
•an increase in employee compensation and benefits of $28.1 million (inclusive of an increase in share-based compensation expense of $6.4 million), which was correlated with an increase in cost of operations personnel in support of our growth, as well as an increase in average compensation in the 2022 period;
•an increase of $7.2 million in third-party fulfillment costs, which was primarily related to payment processing network association fees associated with increased activity in the Technology Platform segment;
•an increase in software licenses, tools and subscriptions and other related fees of $7.1 million, consistent with headcount increases and internal technology initiatives;
•an increase in operational losses of $3.0 million; and
•a decrease in loan origination and servicing expenses of $11.5 million, of which $15.2 million was related to home loans, partially offset by an increase of $4.1 million related to personal loans, which were primarily attributable to changes in origination volume period over period.
General and Administrative
Three Months. General and administrative expenses increased by $85.7 million, or 212%, primarily due to:
•unfavorability resulting from a $64.4 million decrease in the fair value of the SoFi Technologies warrants assumed in the Business Combination during the 2021 period. The SoFi Technologies warrants were exercised or redeemed during the fourth quarter of 2021 and, therefore, had no impact on the 2022 period;
•an increase in employee compensation and benefits of $14.1 million (inclusive of an increase in share-based compensation expense of $0.4 million), of which $1.4 million was attributable to Technisys. The remaining increase was related to an increase in personnel to support our growing infrastructure and administrative needs, as well as a modest increase in average compensation in the 2022 period; and
•an increase of $5.0 million related to third party fraud events in the 2022 period.

SoFi Technologies, Inc.

Nine Months. General and administrative expenses increased by $15.2 million, or 4%, primarily due to:
•favorability of $96.5 million related to our warrant liabilities, resulting from the absence in the 2022 period of $160.9 million of expense incurred in the 2021 period associated with the fair value increase of our Series H warrant liabilities, which were reclassified to permanent equity in the second quarter of 2021 in conjunction with the Business Combination and, therefore, had no impact on the 2022 period, partially offset by a fair value decrease of $64.4 million related to the SoFi Technologies warrants assumed in the Business Combination during the 2021 period, which were exercised or redeemed during the fourth quarter of 2021 and, therefore, had no impact on the 2022 period;
•an increase in employee compensation and benefits of $86.4 million (inclusive of an increase in share-based compensation expense of $50.6 million), of which $4.0 million was attributable to Technisys. The remaining increase was related to an increase in personnel to support our growing infrastructure and administrative needs in addition to a modest increase in average compensation in the 2022 period;
•an increase of $18.7 million related to third party fraud events in the 2022 period;
•an increase in corporate insurance of $3.6 million and professional services costs of $0.9 million, which were primarily attributable to the increased costs of being a public company;
•an increase in software licenses, tools and subscriptions and other related fees of $3.8 million; and
•a decrease in transaction-related expenses of $7.1 million during the 2022 period, which was attributable to the special payment of $21.2 million to the Series 1 preferred stockholders in the second quarter of 2021 associated with the Business Combination, partially offset by costs associated with our acquisitions in the 2022 period.
Provision for Credit Losses
Three and Nine Months. The provision for credit losses for the three and nine months ended September 30, 2022 increased by $13.9 million and $36.5 million, respectively, relative to the comparable periods in 2021, which reflected higher average credit card balances combined with elevated credit card loss rates during the 2022 periods.
Net Loss
We had a net loss of $74.2 million for the three months ended September 30, 2022 compared to $30.0 million for the three months ended September 30, 2021, and a net loss of $280.4 million for the nine months ended September 30, 2022 compared to $372.9 million for the nine months ended September 30, 2021. The changes in losses for the current periods were due to the factors discussed above, net of the changes in income taxes.
For the three months ended September 30, 2022 and 2021, we recorded income tax benefit (expense) of $0.2 million and $(0.2) million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded income tax expense of $(0.6) million and $(1.2) million, respectively. The income tax expense in the nine month periods was primarily due to income tax expense associated with the profitability of SoFi Lending Corp. and, for the 2022 periods, SoFi Bank, in some state jurisdictions where separate company filing is required. In the 2022 periods, this expense was partially offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to the Technisys Merger.

SoFi Technologies, Inc.

Summary Results by Segment
Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
Metric	2022	2021		2022	2021
Total products (number, as of period end)	1,280,493	1,030,882	24%	1,280,493	1,030,882	24%
Origination volume ($ in thousands, during period)
Home loans	$216,246	$793,086	(73)%	$860,676	$2,320,918	(63)%
Personal loans	2,809,759	1,640,572	71%	7,307,612	3,740,645	95%
Student loans	457,184	967,939	(53)%	1,839,710	2,832,121	(35)%
Total	$3,483,189	$3,401,597	2%	$10,007,998	$8,893,684	13%
Loans with a balance (number, as of period end)(1)	717,148	594,730	21%	717,148	594,730	21%
Average loan balance ($, as of period end)(1)
Home loans	$286,855	$286,522	—%	$286,855	$286,522	—%
Personal loans	24,772	22,207	12%	24,772	22,207	12%
Student loans(2)	47,152	49,723	(5)%	47,152	49,723	(5)%
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
Home Loans. During the three and nine months ended September 30, 2022, home loan origination volume declined relative to the corresponding 2021 periods due to continued rising interest rates relative to the 2021 levels, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations have historically represented a smaller percentage of our home loan originations, our mix has shifted toward more purchase originations in the third quarter of 2022.
Personal Loans. During the three and nine months ended September 30, 2022, personal loan origination volume increased significantly relative to the corresponding 2021 periods, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment, combined with a positive impact from increased loan application approval rates that were implemented during the second half of 2021 and largely maintained during 2022.
Student Loans. During the three and nine months ended September 30, 2022, student loan origination volume decreased relative to the corresponding 2021 periods, as demand for student loan refinancing products continued to be unfavorably impacted by the suspension of principal and interest payments on federally-held student loans through the end of 2022 and the debt cancellation for certain federal student loan borrowers that was announced during the third quarter, combined with a rising interest rate environment in 2022. See “Key Factors Affecting Operating Results—Student Loan Relief” for additional discussion of student loans.

SoFi Technologies, Inc.

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
The following table presents additional information on the terms as of September 30, 2022 of the lending products we offer:

Product	Loan Size	Rates(1)	Term
Student Loan Refinancing	$5,000+ (2)	Variable rate: 2.99% – 8.24%	5 – 20 years
Fixed rate: 3.49% – 8.24%
In-School Loans	$1,000+ (2)	Variable rate: 1.44% – 13.79%	5 – 15 years
Fixed rate: 3.75% – 13.60%
Personal Loans	$5,000 – $100,000 (2)	Fixed rate: 7.99% – 23.43%	2 – 7 years
Home Loans	$100,000 – $647,200 (3)(4)	Fixed rate: 2.75% – 7.63%	10, 15, 20 or 30 years
(Conforming Normal Cost Areas)
OR
$970,800 (4) (Conforming High Cost Areas)
OR
$3,000,000 (4) (Jumbo Loans)
__________________
(1)Loan annual percentage rates reflect rates as advertised as of the date indicated, inclusive of an auto-pay discount, as applicable.
(2)Minimum loan size may be higher within certain states due to legal or licensing requirements.
(3)Exceptions for loan sizes less than $100,000 are considered on a case-by-case basis.
(4)Represents the maximum loan size offered within each category as of the reporting date. “Conforming High Cost Areas” refers to Government-Sponsored Enterprises (“GSE”) eligible loans above the normal conforming limit, which is determined by county. “Jumbo Loans” refers to loans in the jumbo loan program.
In the table below, we present additional information related to our lending products during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Overall weighted average origination FICO	749	758	752	761
Student Loans
Weighted average origination FICO	771	775	773	775
Weighted average interest rate earned(1)	4.23%	4.64%	4.09%	4.59%
Interest income recognized ($ in thousands)(2)	$40,019	$32,210	$115,859	$96,578
Sales of loans ($ in thousands)	$74,080	$922,271	$877,920	$2,469,372
Home Loans
Weighted average origination FICO	747	753	747	756
Weighted average interest rate earned(1)	4.37%	2.01%	3.24%	1.85%
Interest income recognized ($ in thousands)(2)	$1,499	$1,002	$3,731	$2,678
Sales of loans ($ in thousands)	$251,821	$789,259	$959,971	$2,308,467
Personal Loans
Weighted average origination FICO	746	749	747	754
Weighted average interest rate earned(1)	12.22%	11.20%	11.65%	10.70%
Interest income recognized ($ in thousands)(2)	$143,757	$55,368	$317,342	$145,574
Sales of loans ($ in thousands)	$749,648	$1,196,798	$2,851,466	$2,946,374
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the four- and ten-month unpaid principal balances of loans outstanding during the period, which are impacted by the timing and extent of loan sales and purchases. The weighted average interest rates earned for the comparative 2021 periods were recast to conform to the current period methodology for calculating average balances.
(2)See “Results of Operations—Interest Income” for a discussion of interest income recognized during the periods indicated.

SoFi Technologies, Inc.

Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment. The information is derived from our internal financial reporting used for corporate management purposes. In the first quarter of 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, as further discussed below.

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Net interest income	$139,516	$72,257	93%	$347,873	$180,856	92%
Noninterest income	162,178	138,034	17%	463,927	343,703	35%
Total net revenue	301,694	210,291	43%	811,800	524,559	55%
Servicing rights – change in valuation inputs or assumptions(1)	(6,182)	(409)	n/m	(26,860)	11,924	(325)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	1,453	5,593	(74)%	7,078	19,261	(63)%
Directly attributable expenses(3)	(116,403)	(97,807)	19%	(336,814)	(261,202)	29%
Contribution profit	$180,562	$117,668	53%	$455,204	$294,542	55%
Adjusted net revenue(4)	$296,965	$215,475	38%	$792,018	$555,744	43%
___________________
(1)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change, which is recorded within noninterest income in the unaudited condensed consolidated statements of operations and comprehensive income (loss) is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
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
(4)Adjusted net revenue is a non-GAAP financial measure. For information regarding our use and definition of this measure and for a reconciliation to the most directly comparable U.S. GAAP measure, total net revenue, see “Non-GAAP Financial Measures” herein.
Net interest income
Net interest income in our Lending segment increased by $67.3 million, or 93%, and by $167.0 million, or 92%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, the components of which are discussed below.
Loans Interest Income. Loans interest income increased by $96.7 million, or 109%, and by $192.0 million, or 78%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. See “Results of Operations—Interest Income—Loans” for information on the primary drivers of the variances related to our personal loans, student loans and home loans.
Securitizations Interest Income. Securitizations interest income decreased by $0.4 million, or 12%, and by $3.3 million, or 29%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. See “Results of Operations—Interest Income—Securitizations” for information on the primary drivers of the variances.
Interest Expense. Interest expense increased by $29.1 million, or 150%, and by $21.7 million, or 29%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
For the three and nine month 2022 periods relative to the comparable 2021 periods, interest expense in our Lending segment reflected the following: (i) a decline in securitization debt interest expense (exclusive of debt issuance and discount amortization) of $3.7 million and $13.3 million, respectively; (ii) a decline in residual interests classified as debt interest expense of $1.1 million and $2.9 million, respectively; and (iii) a decline in debt issuance cost interest expense of $0.1 million

SoFi Technologies, Inc.

and $6.2 million, respectively. Additionally, in the three-month 2022 period, we recognized FTP interest expense of $40.3 million compared to $6.3 million of actual interest incurred on our use of securitizations and warehouse facilities in the corresponding 2021 period prior to our implementation of the FTP framework. In the nine-month 2022 period, we recognized the actual interest incurred on our use of securitizations and warehouse facilities for one month of $1.7 million and FTP interest expense for eight months of $68.5 million, compared to $26.1 million of actual interest expense on our use of securitizations and warehouse facilities in the corresponding 2021 period.
Noninterest income
Noninterest income in our Lending segment increased by $24.1 million, or 17%, and by $120.2 million, or 35%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, the components of which are discussed below.
Loan Origination and Sales. Loan origination and sales increased by $21.6 million, or 15%, and by $103.6 million, or 29%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Loan Origination and Sales” for information on the primary drivers of the variances.
Securitizations. Securitizations income decreased by $4.2 million, or 93%, and by $25.2 million, or 381%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Securitizations” for information on the primary drivers of the variances.
Servicing. Servicing income increased by $6.8 million and by $41.7 million, or 352%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Servicing” for information on the primary drivers of the variances.
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Direct advertising	$44,813	$31,581	42%	$127,704	$88,897	44%
Compensation and benefits	27,717	23,697	17%	77,855	66,004	18%
Lead generation	25,999	17,278	50%	69,381	35,690	94%
Loan origination and servicing costs	10,736	15,810	(32)%	31,838	43,347	(27)%
Professional services	1,896	1,896	—%	5,765	4,593	26%
Other(1)	5,242	7,545	(31)%	24,271	22,671	7%
Directly attributable expenses	$116,403	$97,807	19%	$336,814	$261,202	29%
______________
(1)Other expenses primarily include loan marketing expenses, third party loan fraud, member promotional expenses, tools and subscriptions, travel and occupancy-related costs.
Lending segment directly attributable expenses for the three and nine months ended September 30, 2022 increased by $18.6 million, or 19%, and $75.6 million, or 29%, respectively, compared to the same periods in 2021, primarily due to the following:
•increases of $13.2 million for the three-month period and $38.8 million for the nine-month period in direct advertising related to direct mail, search engine and social network advertising, partially offset by declines in television advertisement;
•increases of $8.7 million for the three-month period and $33.7 million for the nine-month period due to increasing utilization of lead generation channels primarily associated with increased personal loan origination volume in the 2022 periods;
•increases of $4.0 million for the three-month period and $11.9 million for the nine-month period in allocated compensation and related benefits, which primarily reflected increases in headcount allocated to the lending segment, partially offset by decreases in home loan commissions attributable to decreases in home loan originations;

SoFi Technologies, Inc.

•an increase for the nine-month 2022 period related to third-party personal loan fraud of $5.3 million; and
•decreases of $5.1 million for the three-month period and $11.5 million for the nine-month period in loan origination and servicing costs, which were largely attributable to decreases in home loan origination costs of $6.2 million and $15.2 million, respectively, that correlated with decreases in home loan origination volume. These decreases were partially offset by increases in personal loan origination costs of $1.6 million and $4.4 million, respectively, which corresponded with increases in personal loan origination volume.
Technology Platform Segment
In the table below, we present a metric that is related to Galileo within our Technology Platform segment:

	September 30, 2022	September 30, 2021	2022 vs 2021 % Change
Total accounts	124,332,810	88,811,022	40%

See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding Technology Platform segment performance.

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Net interest income (expense)	$—	$39	(100)%	$—	$(29)	(100)%
Noninterest income	84,777	50,186	69%	229,481	141,616	62%
Total net revenue	84,777	50,225	69%	229,481	141,587	62%
Directly attributable expenses	(65,241)	(34,484)	89%	(169,849)	(97,148)	75%
Contribution profit	$19,536	$15,741	24%	$59,632	$44,439	34%

Noninterest income
Noninterest income in our Technology Platform segment increased by $34.6 million, or 69%, and by $87.9 million, or 62%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Technology Products and Solutions. Technology products and solutions revenues increased by $33.8 million, or 68%, and by $87.2 million, or 62%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. See “Results of Operations—Noninterest Income and Net Revenue—Technology Products and Solutions” for information on the primary drivers of the variances. In addition, the variances are inclusive of $1.8 million and $4.2 million of intercompany revenue for the three and nine months ended September 30, 2022, respectively.

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Compensation and benefits	$39,862	$17,469	128%	$101,544	$49,971	103%
Product fulfillment	10,531	8,696	21%	29,489	23,154	27%
Tools and subscriptions	5,425	2,840	91%	13,552	7,433	82%
Professional services	3,609	912	296%	10,492	4,828	117%
Other(1)	5,814	4,567	27%	14,772	11,762	26%
Directly attributable expenses	$65,241	$34,484	89%	$169,849	$97,148	75%
___________________
(1)Other expenses are primarily related to advertising and marketing, travel and occupancy-related costs, bad debt and data center expenses.
Technology Platform segment directly attributable expenses increased by $30.8 million, or 89%, and by $72.7 million, or 75%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the following:
•increases of $22.4 million for the three-month period and $51.6 million for the nine-month period in compensation and benefits expense, which was correlated with an increase in personnel to support segment growth. Technisys compensation and benefits contributed $15.7 million and $34.3 million during the three- and nine-month 2022 periods, respectively;
•increases of $1.8 million for the three-month period and $6.3 million for the nine-month period in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the integrated platform-as-a-service;
•increases of $2.6 million for the three-month period and $6.1 million for the nine-month period in tools and subscriptions costs, primarily related to headcount increases and internal technology initiatives to support the growth of the platform, of which $0.5 million and $1.8 million, respectively, were related to the operations of Technisys;
•increases of $2.7 million for the three-month period and $5.7 million for the nine-month period in professional services costs, of which $1.7 million and $4.8 million, respectively, were related to the operations of Technisys; and
•increases of $1.2 million for the three-month period and $3.0 million for the nine-month period in other expenses, which were primarily related to advertising, marketing and travel and occupancy-related costs that were largely incurred at Technisys, partially offset by lower data center expenses.
Financial Services Segment
In the table below, we present a key metric related to our Financial Services segment:

Metric	September 30, 2022	September 30, 2021	2022 vs. 2021 % Change
Total products (number, as of period end)	5,918,805	3,236,783	83%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.

SoFi Technologies, Inc.

Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment. The information is derived from our internal financial reporting used for corporate management purposes. During the first quarter of 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, as further discussed below.

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Net interest income(1)	$28,158	$1,209	n/m	$46,965	$1,980	n/m
Noninterest income	20,795	11,411	82%	55,894	34,142	64%
Total net revenue	48,953	12,620	288%	102,859	36,122	185%
Directly attributable expenses	(101,576)	(52,085)	95%	(258,697)	(135,851)	90%
Contribution loss	$(52,623)	$(39,465)	33%	$(155,838)	$(99,729)	56%
___________________
(1)Net interest income and, thereby, total net revenue and contribution loss for our Financial Services segment reported for the three and nine months ended September 30, 2022 reflects the implementation of an FTP framework, under which Financial Services segment net interest income reflects the difference between an FTP credit for the segment’s provision of deposits as a source of funding and an FTP charge for the segment’s use of funds to originate credit card loans. For the comparative periods ended September 30, 2021, our Financial Services segment net interest income was nominal, as it did not have deposits and the credit card product was nascent. If we had applied our current FTP framework during the comparative three and nine month periods, the Financial Services segment net interest income would not have materially changed.
Net interest income
Net interest income in our Financial Services segment increased by $26.9 million and $45.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. For the three- and nine-month 2022 periods, net interest income primarily reflected net interest income earned on our deposits of $22.3 million and $33.7 million, respectively, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members, and corresponds with the level of deposits at SoFi Bank. In addition, net interest income earned on our credit card loans increased by $3.0 million and $7.9 million for the three and nine month periods, respectively, which was primarily attributable to growth in the average balance.
Noninterest income
Noninterest income in our Financial Services segment increased by $9.4 million, or 82%, and by $21.8 million, or 64%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the following:
•increases in referral fees of $5.8 million for the three-month period and $17.0 million for the nine-month period, which were primarily attributable to growth in referral fulfillment activity that we began in the third quarter of 2021, as well as growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to these partners;
•increases in payment network fees of $2.3 million for the three-month period and $6.9 million for the nine-month period, which coincided with increased credit card and debit card transaction volume;
•increases of $0.4 million for the three-month period and $1.5 million for the nine-month period in non-payment network related credit card fees;
•a reduction in trading losses related to our SoFi Invest product during the nine-month period of $1.6 million;
•decreases in brokerage-related fees of $0.4 million for the three-month period and $3.2 million for the nine-month period, which coincided with lower digital assets trading volume on our platform during the 2022 periods; and
•a decrease in enterprise service fees of $2.1 million for the nine-month period, which was primarily related to advisory service revenues of $2.6 million recognized in the second quarter of 2021 that did not recur in the 2022 period.

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution loss were as follows:

	Three Months Ended September 30,		2022 vs 2021 % Change	Nine Months Ended September 30,		2022 vs 2021 % Change
($ in thousands)	2022	2021		2022	2021
Compensation and benefits	$31,369	$22,087	42%	$81,678	$60,671	35%
Provision for credit losses	16,323	2,401	580%	39,387	2,887	n/m
Member incentives	11,712	4,456	163%	27,517	13,746	100%
Direct advertising	10,063	6,299	60%	26,214	13,097	100%
Product fulfillment	8,416	6,539	29%	23,841	16,656	43%
Lead generation	7,751	2,668	191%	16,324	7,874	107%
Professional services	1,020	1,003	2%	3,354	3,407	(2)%
Intercompany technology platform expenses	1,065	—	n/m	2,788	—	n/m
Other(1)	13,857	6,632	109%	37,594	17,513	115%
Directly attributable expenses	$101,576	$52,085	95%	$258,697	$135,851	90%
___________________
(1)Other expenses primarily include tools and subscriptions, operational product losses, third party fraud expense, travel and occupancy-related costs, and marketing-related expenses.
Financial Services directly attributable expenses increased by $49.5 million, or 95%, and by $122.8 million, or 90%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the following:
•increases of $13.9 million for the three-month period and $36.5 million for the nine-month period related to our provision for credit losses, which were primarily related to increases in the provision for credit card loans of $13.7 million and $35.5 million, respectively, due to higher average credit card balances combined with elevated credit card loss rates during the 2022 periods. The remaining changes were associated with loans acquired in the Bank Merger during the first quarter of 2022;
•increases of $9.3 million for the three-month period and $21.0 million for the nine-month period in compensation and benefits expense, which reflected our ongoing prioritization of growth in the Financial Services segment that required additional staffing;
•increases of $7.3 million for the three-month period and $13.8 million for the nine-month period primarily related to increased direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was SoFi Checking and Savings, partially offset by lower incentives related to SoFi Invest;
•increases of $3.8 million for the three-month period and $13.1 million for the nine-month period in direct advertising costs primarily driven by an increase in search engine and social network marketing. The marketing initiatives were primarily related to the continued promotion of SoFi Checking and Savings;
•increases of $5.1 million for the three-month period and $8.5 million for the nine-month period related to lead generation, primarily related to SoFi Checking and Savings;
•increases of $1.9 million for the three-month period and $7.2 million for the nine-month period in product fulfillment costs related to SoFi Checking and Savings and cash management accounts, which included such activities as brokerage expenses and debit card fulfillment services, operating SoFi Bank, and operating our cash management sweep program. The nine-month variance was also driven by $1.9 million of higher costs related to credit card fulfillment; and
•increases of $7.2 million for the three-month period and $20.1 million for the nine-month period in other costs, which were primarily related to increases in third-party credit card fraud of $5.0 million and $13.4 million, respectively, and increases in operational product losses of $0.7 million and $3.4 million, respectively. In addition, we had increases in travel and occupancy-related costs and tools and subscriptions costs.

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
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Reportable segments directly attributable expenses	$(283,220)	$(184,376)	$(765,360)	$(494,201)
Intercompany expenses	1,757	—	4,198	—
Expenses not allocated to segments:
Share-based compensation expense	(77,855)	(72,681)	(235,018)	(162,289)
Depreciation and amortization expense	(40,253)	(24,075)	(109,007)	(75,041)
Employee-related costs(1)	(49,248)	(39,601)	(137,254)	(108,825)
Fair value change of warrant liabilities	—	64,405	—	(96,504)
Special payment(2)	—	—	—	(21,181)
Other corporate and unallocated expenses(3)	(49,617)	(45,544)	(154,187)	(112,946)
Total noninterest expense	$(498,436)	$(301,872)	$(1,396,628)	$(1,070,987)
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
(3)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, corporate and FDIC insurance costs and transaction-related expenses.
Liquidity and Capital Resources
Liquidity
We strive to maintain access to diverse funding sources and ample liquidity to fund our operating requirements, to pursue strategic growth initiatives and to meet our legal and regulatory requirements. Our principal sources of liquidity are our cash and cash equivalents, including cash from operations, and investments in other highly liquid assets.
We maintain a Capital and Asset Liability Management policy (“CALM”) that outlines specific requirements relating to the oversight of SoFi Technologies, Inc. (and its subsidiaries) capital planning, financial planning and forecasting, liquidity risk management, contingency funding planning, interest rate risk management, cash management and financial operations, among other activities. Oversight of these activities is the responsibility of our Asset Liability Committee (the "ALCO"). The ALCO is comprised of a cross-functional leadership team that is responsible for managing our use of capital, liquidity, sources and uses of funding, and sensitivities to various market risks, by identifying key risks and exposures, monitoring them appropriately, establishing tolerances and limits, and mitigating risks where appropriate, to ensure the company has the ability to meet its obligations.
The following table summarizes our on-balance sheet liquidity:

($ in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$935,159	$494,711
Investments in available-for-sale debt securities	195,133	194,907
Available liquidity	$1,130,292	$689,618
We believe our existing balance sheet liquidity will be sufficient to cover net losses, meet our existing working capital and capital expenditure needs, as well as our planned growth for at least the next 12 months.

SoFi Technologies, Inc.

Sources of Funding
Our primary funding sources include SoFi Bank deposits, warehouse funding, common and preferred equity capital, convertible debt, corporate revolving credit facility, securitizations, and other financings.
Deposits
We commenced offering deposit accounts (SoFi Checking and Savings accounts) to our members through SoFi Bank in the first quarter of 2022. During the third quarter of 2022, we also sourced brokered and non-brokered wholesale deposits, which include certificates of deposit. As of September 30, 2022, time deposit balances due in less than one year totaled $509.3 million. We did not have any deposits as of December 31, 2021.
Borrowing Capacity
The following table summarizes our available capacity on our borrowings:

	September 30, 2022		December 31, 2021
($ in thousands)	Available Capacity	Maturity	Available Capacity	Maturity
Warehouse facilities	$4,586,050	October 2022 - January 2032	$5,561,130	January 2022 - January 2030
Revolving credit facility	74,000	September 2023	74,000	September 2023
Total available capacity	$4,660,050		$5,635,130
Uses of Funding
Our primary uses of funds include loan originations, the losses generated by our Financial Services segment, and investments in our business, such as technology and product investments and sales and marketing initiatives. Our capital expenditures have historically been less significant relative to our operating and financing cash flows, and we expect this trend to continue for the foreseeable future.
As of September 30, 2022, we had debt obligations, common stock and redeemable preferred stock outstanding. Our borrowings primarily included our loan and risk retention warehouse facilities, asset-backed securitization debt, revolving credit facility and convertible notes. In connection with the issuance of the convertible notes, we entered into privately negotiated capped call transactions with certain financial institutions (the “capped call transactions”), which are expected to generally reduce the potential dilutive effect on the common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be. A detailed description of each of our borrowing arrangements is included in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q and in Note 10 to the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). Refer to Note 12 in the Form 10-K for additional information on the Capped Call Transactions.
The amount owed and outstanding on our loan warehouse facilities fluctuates significantly based on our origination volume, sales volume, the amount of time we strategically hold loans on our balance sheet, and the amount of loans being self-funded with cash.
The amount of financing actually advanced on each individual loan under our loan warehouse facilities, as determined by agreed-upon advance rates, may be less than the stated advance rate depending, in part, on changes in underlying characteristics of the loans securing the financings.
Covenants
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

SoFi Technologies, Inc.

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
Capital Management
SoFi Technologies, a bank holding company, and SoFi Bank, a nationally chartered association, are required to comply with regulatory capital rules issued by the Federal Reserve and other U.S. banking regulators, including the OCC and FDIC. Shortly after we closed the Bank Merger, we allocated $750 million in capital to SoFi Bank and may contribute more capital as SoFi Bank continues to grow. We are required to manage our capital position to maintain sufficient capital to satisfy these regulatory rules and support our business activities, including the requirement to maintain minimum regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). If the Federal Reserve finds that we are not “well-capitalized” or “well-managed”, we would be required to take remedial action to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to our activities. Additionally, the applicable federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.
The requirements establish required minimum ratios for Common Equity Tier 1 (“CET1”) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Additionally, regulatory capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios in order to avoid restrictions on capital distributions and discretionary bonuses.

SoFi Technologies, Inc.

The risk- and leverage-based capital ratios and amounts are presented below:

September 30, 2022	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$973,457	16.4%	7.0%	6.5%
Tier 1 risk-based capital	973,457	16.4%	8.5%	8.0%
Total risk-based capital	1,007,447	17.0%	10.5%	10.0%
Tier 1 leverage	973,457	17.2%	4.0%	5.0%

Risk-weighted assets	$5,919,709
Quarterly adjusted average assets	5,664,896

SoFi Technologies
CET1 risk-based capital	$3,157,539	24.2%	7.0%	N/A
Tier 1 risk-based capital	3,157,539	24.2%	8.5%	N/A
Total risk-based capital	3,511,903	26.9%	10.5%	N/A
Tier 1 leverage	3,157,539	31.0%	4.0%	N/A

Risk-weighted assets	$13,048,370
Quarterly adjusted average assets	10,196,750
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of September 30, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since September 30, 2022 that management believes would change the categorization.
Commitments
In addition to our warehouse facility borrowings, revolving credit facility borrowings and convertible senior notes, our material commitments requiring, or potentially requiring, the use of cash in future periods primarily include commitments associated with being the named sponsor of SoFi Stadium, including operating lease obligations and finance lease obligations, which expire in 2040, as well as sponsorship and advertising opportunities related to the stadium itself and the surrounding performance venue and planned retail district. Additional material commitments include operating lease obligations primarily associated with office premises and the remaining commitment related to a four-year cloud computing services arrangement that we executed in the fourth quarter of 2021.
Guarantees
We may require liquidity resources associated with our guarantee arrangements. As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans. We have a three-year obligation to GSEs on loans that we sell to GSEs, to repurchase any originated loans that do not meet certain GSE guidelines, and we are required to pay the full initial purchase price back to the GSEs. In addition, we make standard representations and warranties related to student, personal and home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information on these and other guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Factors Affecting Liquidity
We are currently dependent on the success of our lending business. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new SoFi bank deposits and grow existing bank deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate

SoFi Technologies, Inc.

liquidity to fund our balance sheet. Our ability to attract and maintain bank deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. Additionally, there is no guarantee that we will be able to execute on our strategy as it relates to the timing and pricing of securitization-related transfers. Therefore, we may hold securitization interests for longer than planned or be forced to liquidate at suboptimal prices. Securitization transfers are also negatively impacted during recessionary periods, wherein purchasers may be more risk averse.
Our cash flows from operations have also been impacted by material net losses. If our current net losses continue for the foreseeable future, we may raise additional capital in the form of equity or debt, which may not be at favorable terms when compared to previous financing transactions.
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
In addition to our ability to pledge unencumbered loans against available warehouse capacity, we have relationships with whole loan buyers who have historically demonstrated strong demand for our loans. Securitization markets can also generate additional liquidity; however, financing through the securitization market could result in worse execution as compared to whole loans sales depending on market conditions and, in certain cases, we are required to maintain a minimum investment due to securitization risk retention rules.
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
Our long-term liquidity strategy includes continuing to grow our SoFi bank deposit base, maintaining adequate warehouse capacity, maintaining corporate debt and other sources of financing, as well as effectively managing the capital raised through debt and equity transactions. Although our goal is to increase our cash flow from operations, there can be no assurance that our future operating plans will lead to improved operating cash flows.
On August 16, 2022, the Inflation Reduction Act (the "IRA"), was signed into law. The IRA enacted a 15% corporate book minimum tax and a 1% excise tax on stock repurchases effective after December 31, 2022. The IRA is not expected to have a material impact on our operations or cash flows for the foreseeable future.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash used in operating activities	$(4,837,023)	$(113,928)
Net cash provided by (used in) investing activities	(54,926)	79,536
Net cash provided by (used in) financing activities	5,384,714	(434,666)
Cash Flows from Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities of $4.8 billion stemmed from a net loss of $280.4 million and an unfavorable change in our operating assets net of operating liabilities of $5.0 billion, partially offset by a positive adjustment for non-cash items of $423.1 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $10.0 billion during the period and also purchased loans of $1.6 billion. These cash uses were largely offset by principal payments on loans of $2.0 billion and proceeds from loan sales of $4.7 billion.

SoFi Technologies, Inc.

For the nine months ended September 30, 2021, net cash used in operating activities of $113.9 million stemmed from a net loss of $372.9 million and an unfavorable change in our operating assets net of operating liabilities of $97.5 million, which were offset by a positive adjustment for non-cash items of $356.5 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $9.1 billion during the period and also purchased loans of $252.3 million. These cash uses were offset by principal payments on loans of $1.7 billion and proceeds from loan sales of $7.6 billion.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities of $54.9 million was primarily attributable to proceeds of $99.8 million from our securitization investments, the aggregate net cash acquired from the Technisys Merger and Bank Merger of $58.5 million, and proceeds of $37.8 million from sales, maturities and paydowns of our investments in AFS debt securities. These sources were more than offset by net cash uses of $130.1 million related to loan activities, primarily driven by credit card loans, $76.0 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and cash uses of $45.0 million related to purchases of AFS debt securities.
For the nine months ended September 30, 2021, net cash provided by investing activities of $79.5 million was primarily attributable to proceeds of $107.5 million from the call on our Apex equity method investment and $16.7 million from repayment of the outstanding principal balance on related party notes, as well as proceeds of $201.1 million from our securitization investments. These cash proceeds were partially offset by $205.1 million of investments in AFS debt securities, reduced by proceeds of $15.8 million from sales of these investments. Additionally, we made an equity method investment of $20.0 million during the third quarter of 2021. Lastly, we used cash of $38.4 million for purchases of property, equipment and software, which primarily included internally-developed software, purchased software, and furniture and fixtures.
Cash Flows from Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities of $5.4 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $4.9 billion. Additionally, our debt repayments related to our lending activities of $7.3 billion, of which $7.0 billion were related to our warehouse facilities, were largely offset by proceeds from debt financing activities of $7.9 billion. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Finally, we paid redeemable preferred stock dividends of $20.0 million and taxes related to RSU vesting of $7.5 million.
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

SoFi Technologies, Inc.

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
Financial Condition Summary
September 30, 2022 compared to December 31, 2021
Changes in the composition and balance of our assets and liabilities as of September 30, 2022 compared to December 31, 2021 were principally attributed to the following:
•an increase of $493.0 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in total loans of $5.1 billion, which was primarily related to personal loans;
•an increase in goodwill of $724.4 million related to our two acquisitions during the first quarter of 2022. See Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information;
•an increase in intangible assets of $172.2 million, of which $240.0 million was related to our two acquisitions during the first quarter of 2022, with a partially offsetting decrease attributable to amortization expense;
•a decrease in securitization investments of $113.0 million, of which $99.8 million was related to cash receipts. There were no securitization investments made during 2022;
•an increase in deposits of $5.0 billion, which was attributable to our launch of SoFi Bank during the first quarter of 2022;
•an increase of $821.1 million in gross warehouse facility debt to support our originations during the current period, which reflected the net impact of $7.0 billion of cash repayments and $7.9 billion of cash borrowings;
•a decrease of $209.1 million in liabilities related to gross securitization debt, which was settled with proceeds from related collateral repayments; and
•an increase in deferred tax liabilities of $51.1 million, which was primarily attributable to the separately identifiable intangible assets acquired in the Technisys Merger.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during 2022. For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2021 within Note 1 to the Notes to Consolidated Financial Statements for a summary of our significant accounting policies and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”.
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements herein and Note 1 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

SoFi Technologies, Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk, and counterparty risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our recent acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during the periods presented. For additional information on our market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Interest Rate Risk
We are subject to interest rate risk associated with our loans, securitization investments (including residual investments and asset-backed bonds), servicing rights, variable-rate debt, deposit accounts and investments in AFS debt securities. Our loans with variable interest rates are exposed to interest rate volatility, which impacts the amount of recognized interest income. Our securitization residual investments are carried at fair value, which is subject to changes in market value by virtue of the impact of interest rates on the market yield of the residual investments. The value and earnings of our asset-backed bonds, which are associated with our personal loans and student loans, have a converse relationship to the movement of interest rates. That is, as interest rates rise, bond values and earnings fall and vice versa. Additionally, we are subject to interest rate risk on our variable-rate warehouse facilities and our revolving credit facility. Market interest rates may also drive the interest we offer to members on their deposits. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding may be tied to SOFR or another representative alternative reference rate.
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities or above the interest rate we offer on deposits, which can negatively impact our realized net interest income.
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
Market Risk
We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates or overall market conditions. We are exposed to such market risk directly through our investments in AFS debt securities, loans, servicing rights and securitization investments held on our unaudited condensed consolidated balance sheets, all of which are measured at fair value on a recurring basis. Investments in AFS debt securities are valued utilizing quoted prices in actively traded markets or rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. The other assets mentioned are measured at fair value using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans and securitization investments may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. For our servicing rights, the discount rate is commensurate with the risk of the servicing asset cash flow, which varies based on the characteristics of the serviced loan portfolio. We are also exposed to market risk through our investments in equity securities, which are either measured at fair value using the net asset value practical expedient or which may have positive or negative adjustments that impact our results of operations resulting from observable price changes based on current market conditions.
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

SoFi Technologies, Inc.

obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, placing contractual limits on the amount of dependence on any single counterparty, and entering into netting agreements with the counterparties, as appropriate.
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the nine months ended September 30, 2022. As of September 30, 2022, gross derivative asset and liability positions subject to master netting arrangements were $6.0 million and $21.7 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of September 30, 2022, we had total borrowing capacity under loan warehouse facilities of $7.1 billion, of which $2.5 billion was utilized. Refer to Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for a listing of our loan warehouse facilities.
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
We are also subject to counterparty risk associated with our use of third-party custodians to safeguard digital assets on behalf of our members. Refer to Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements under the section entitled “Safeguarding Asset and Liability” and to Part II, Item 1A. Risk Factors under “Regulatory, Tax and Other Legal Risks” for additional information on our counterparty risk as it relates to our digital assets product offering.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
•impact of macroeconomic factors, including regulatory responses, increasing inflation, supply shortages, economic uncertainty and impacts from the COVID-19 pandemic;
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
Risks Related to Strategic and New Products
•potential and recent acquisitions that require significant attention, disrupt our business and adversely affect our financials;
•failure to innovate or respond to evolving technological or other changes;
•an increase in fraudulent activity;
•failure of third party service providers or systems on which we rely;
•increased business, economic and regulatory risks from continued expansion abroad;

SoFi Technologies, Inc.

Credit Market Related Risks
•worsening economic conditions, including general economic uncertainty, increasing inflation and interest rates, market volatility, the cyclical nature of our industry and ability to maintain expected levels of liquidity;
•inability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•the discharge of student loans in certain circumstances;
•failure of third-party service provider to perform various functions related to the origination and servicing of loans;
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
Regulatory, Tax and Other Legal Risks
•exposure to evolving laws, rules, regulations and government enforcement policies, including further extensions of the student loan payment moratorium, federal or state loan forgiveness programs, such as the federal student loan forgiveness measures recently announced by President Biden, and potential enforcement actions, litigation, investigations, exams or inquiries or impairment of licenses;
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
•adjustments to total number of members in the event a member is removed in accordance with our terms of service may not be reflected in the current period;
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

SoFi Technologies, Inc.

•failure to comply with Nasdaq continued listing standards.
Business, Financial and Operational Risks
We operate in a rapidly evolving industry, and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult for us to successfully identify and address the risks and uncertainties we face.
We operate in a rapidly evolving industry, and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult to identify risks to our business and evaluate our future prospects. In particular, we have limited experience offering deposit accounts, investment services and technology solutions. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries.
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
•introduce new products or other offerings to meet the needs of our existing and prospective members or to keep pace with competitive lending, checking and savings, investment, technology and other developments;
•maintain or increase the effectiveness of our direct marketing, and other sales and marketing efforts;
•successfully navigate economic conditions and fluctuations in the credit markets, including inflation, rising interest rates, recessionary pressures and economic uncertainty;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including the impacts from the COVID-19 pandemic and the ongoing war in Ukraine; and
•anticipate and react to changes in an evolving regulatory and political environment.
We may not be able to successfully address the risks and uncertainties we face, which could negatively impact our business, financial condition, results of operations, cash flows and future prospects.
We have a history of losses, may not achieve profitability in the future, and there is no assurance that our revenue and business model will be successful.
We have a history of net losses. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future

SoFi Technologies, Inc.

periods in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and new products and services in order to enhance our brand recognition and our value proposition to our members and prospective members, and these additional costs will create further challenges to generating near-term profitability. Our general and administrative expenses have and may in the future increase to meet the increased compliance and other requirements associated with operating as a public company and a bank holding company, operating a bank, and evolving regulatory requirements. See “We acquired a national bank and became a bank holding company, which subjects us to significant additional regulation”.
We are continuously refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage with more products across our platform, a strategy we refer to as the Financial Services Productivity Loop. There is no assurance that our revenue and business model or any changes to our revenue and business model to better compete with our competitors will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses and not achieve future profitability or, if achieved, be unable to maintain such profitability, due to a number of reasons, including the risks described in this Quarterly Report on Form 10-Q, unforeseen expenses, difficulties, complications and delays, differences between our assumptions and estimates and results, deteriorations in macroeconomic conditions and other unknown events.
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
We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve. Some of our current and potential competitors have longer operating histories, particularly with respect to our financial services products, significantly greater financial, technical, marketing and other resources and a larger customer base than we do. This allows them to potentially offer more competitive pricing or other terms or features, a broader range of financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in member preferences. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract current or potential members away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the

SoFi Technologies, Inc.

pricing terms prevalent in that market, which could adversely affect our market share and/or our ability to capitalize on market opportunities.
We currently compete at multiple levels with a variety of competitors, including:
•other personal loan, student loan refinancing, in-school student loan and mortgage lenders, including other banks and other financial institutions, as well as credit card issuers, that can offer more competitive interest rates or terms;
•banks and other financial institutions, for our checking and savings accounts;
•rewards credit cards provided by other financial institutions, for our SoFi Credit Card;
•other brokerage firms, including online or mobile platforms, and other companies for our SoFi Invest accounts;
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
•member service and support efforts;
•selling, marketing and promotional efforts;
•the ease of use, performance, price and reliability of solutions developed either by us or our competitors;
•our ability to attract and retain talent;
•changes in economic conditions, and regulatory and policy developments;
•our ability to successfully operate a national bank, grow deposits and realize the potential benefits to our members;
•our ability to successfully execute on the Financial Services Productivity Loop and our other business plans;
•general market conditions and their impact on our liquidity and ability to access funding;
•the impact of macroeconomic conditions, the impacts from the COVID-19 pandemic and related developments on the lending and financial services markets we serve; and
•our brand strength relative to our competitors.
Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenues and results of operations could be adversely affected if we, for example, increase marketing or other expenditures or make new expenditures in other areas. Competitive pressures could also result in us reducing the annual percentage rate on the loans we originate, increasing the annual percentage rate we pay on the SoFi Checking and Savings product, incurring higher member acquisition costs, or making it more difficult for us to grow our loan originations in both number of loans and volume for new as well as existing members. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.

SoFi Technologies, Inc.

We acquired a national bank and became a bank holding company, which subjects us to significant additional regulation.
In March 2021, we entered into an agreement to acquire Golden Pacific, a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank. We became a bank holding company and Golden Pacific Bank began operating as SoFi Bank in February 2022.
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
Finally, we intend to continue to explore other products for SoFi Bank over time. Some of those products may require, or be deemed to require, additional data, procedures, partnerships, regulatory approvals, or capabilities that we have not yet obtained or developed. Should we fail to expand and evolve SoFi Bank products in a successful manner, or should these new products, or new regulations or interpretations of existing regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.
Our future growth depends significantly on our branding and marketing efforts, and if our marketing efforts are not successful or we receive negative publicity, our business and results of operations will be harmed.
We have invested significantly in our brand and believe that maintaining and enhancing our brand identity is critical to our success. Our ability to attract members depends in large part on the success of our marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, out-of-home, direct mail, lifecycle marketing and television and radio advertising.
Our ability to compete for, attract and maintain members, lending counterparties, marketing partners and other partners relies to a large extent on their trust in our business and the value of our brand. While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brand, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members on our platform. If we are unable to recover our marketing costs through increases in the size, value or the overall number of loans we originate, or member selection and utilization of other SoFi products such as SoFi Checking and Savings, SoFi Invest and SoFi Credit Card, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. In addition, negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information, data breaches, matters affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not. Negative publicity or allegations could reduce

SoFi Technologies, Inc.

demand for our products, undermine the loyalty of our members and the confidence of our lending counterparties, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater regulatory scrutiny. In addition, we and our officers, directors and/or employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against such claims.
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
•amend the federal postsecondary education loan programs, including to reduce interest rates on certain loans, to revise repayment plans, to implement broader loan forgiveness plans, to provide for refinancing of private education loans into federal student loans at low interest rates, to reduce or eliminate the Grad PLUS program (which authorizes loans that comprise a substantial portion of our student loan refinancing business) and to provide for refinancing of existing federally held student loans into new federal student loans at low interest rates;
•require private education lenders to reform loan agreements to provide for income-based repayment plans and other payment plans; and
•make sweeping changes to the entire cost structure and financial aid system for higher education in the U.S., including proposals to provide free postsecondary education.
For example, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness for $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than $125,000 and certain changes to income-driven repayment plans for student loans. The relief measures also extend the federal student loan payment moratorium to December 31, 2022, which President Biden indicated is the final extension. While the number of applicants under President Biden’s program and the impact of legal challenges to the program are unknown, the timing and impact to our student loan refinancing product will largely depend on the timing of execution of debt cancellation as well as the interest rate environment. If in the future, student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. In addition, proposals to make student loans dischargeable in bankruptcy or similar proposals could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “Market and Interest Rate Risks — Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume”.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, the rate and credit market environment and our ability to raise our coupon rates along with rising interest rates, legal or regulatory developments, changing demographics, legislative or policy changes and the impact of the COVID-19 pandemic. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We sell a significant percentage of our loans to a concentrated number of whole loan purchasers and the loss of one or more significant purchasers could have a negative impact on our operating results.
We sell a significant percentage of our personal loans, student loans and home loans to a concentrated number of whole loan purchasers. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a

SoFi Technologies, Inc.

number of factors, some of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors, prevailing interest rates and a change in business plan or strategy by the purchaser. If any of these purchasers significantly reduces the dollar amount of the loans it purchases from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may have a material adverse effect on our revenues, results of operations, liquidity and cash flows.
Market and Interest Rate Risks
Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
Our business, results of operations and reputation are directly affected by elements beyond our control, including general economic, political, social and health conditions in the U.S. and in countries abroad. These elements can arise suddenly and the full impact can remain unknown or result in adverse effects, including, but not limited to, extreme volatility in credit, equity and foreign currency markets, changes to buying patterns of our members and prospective members or reductions in the credit quality of our members.
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including Russia’s invasion of Ukraine, terrorism or other geopolitical events which may affect our results of operations. For example, although we do not have operations in Ukraine or Russia, the ongoing war in Ukraine has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels.
Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our members reducing their engagement with our platform. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations. In addition, a prolonged weakness in the U.S. equity markets or a general extended economic downturn could cause our members to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing members and potential new members to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve has increased interest rates multiple times in 2022. Further increases to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our loan portfolios and other interest-earning assets. See “Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.
Interest rate increases and other actions, including balance sheet management, lending facilities, and any exit or perceived exit from quantitative easing, and similar actions taken by the Federal Reserve or other central banks, are beyond our control and difficult to predict. These actions affect interest rates, the value of financial instruments, increase the likelihood of a more volatile market, appreciating U.S. dollar and negative growth in gross domestic product, and affect other assets and

SoFi Technologies, Inc.

liabilities and can impact our members. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes to existing laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our counterparties and our earnings and operations. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union (the “EU”)) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
Any of these developments could adversely affect our business, our members, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, our liquidity and our results of operations.
We primarily utilize a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We primarily utilize a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by rising interest rates combined with longer periods during which we may hold loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet. However, this historically has not been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by the COVID-19 pandemic and the war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any cost. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential economic uncertainty, including, but not limited to, changing U.S. consumer spending patterns, rising inflation and increasing interest rates. For example, the Federal Reserve has increased interest rates multiple times in 2022. Increased interest rates may decrease borrower demand for our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. We have experienced lower demand for our home loans in a rising interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
Additionally, an inflationary environment combined with the tight labor market and decreases in the market value of our equity awards could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we may be required to increase our

SoFi Technologies, Inc.

operating costs or risk losing skilled workers to competitors. See “Personnel and Business Continuity Risks — The competitive job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce” for more information on the risks posed by a competitive labor market.
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
While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity and net revenue. For example, when, as a result of unanticipated prepayment levels, loans within a securitization trust amortize faster than originally contracted due to prepayments, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net revenue may decrease, inclusive of the diminished value of any retained residual interest by us in the trust.
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
In the fourth quarter of 2021, we began to use SOFR (the rate recommended by the Federal Reserve in conjunction with the Alternative Reference Rates Committee as the recommended risk-free reference rate for the U.S.) as the pricing index on all new variable-rate loan originations, and on new warehouse facility agreements and other financial instruments. We also

SoFi Technologies, Inc.

continue to transition existing warehouse facility lines to SOFR or another representative alternative reference rate. Our derivative agreements are governed by the International Swap Dealers Association, which established a 2020 IBOR Fallbacks Protocol and supplement that became effective in January 2021, as well as additional subsequent supplements, to allow counterparties to modify legacy trades to reference amended standard definitions inclusive of the new fallback language. However, most of these legacy financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments.
As of the date of this filing, we have not modified any existing loan agreements with borrowers that use USD LIBOR. We expect to begin transitioning these agreements, along with continuing to transition other financial instruments, from USD LIBOR to SOFR or other representative alternative reference rates during 2023. Our loan agreements generally allow us to choose a new alternative reference rate based upon comparable information if the current index is no longer available.
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
We continue to use, and may in the future use, financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in interest rates, or for other reasons that we deem appropriate. In particular, we expect our interest rate risk to increase as our home loans business grows. However, any current and future hedges we enter into will not completely eliminate the risk associated with rising interest rates and our hedging activities may prove to be ineffective.
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
Our financial condition and results of operations have been and may continue to be adversely impacted by the COVID-19 pandemic.
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. The COVID-19 pandemic had and could continue to have a material adverse effect on the value, operating results and financial condition of our business.
The COVID-19 pandemic has caused changes in consumer and student behavior, as well as economic disruptions. Although consumer activity has improved and government mandates to restrict daily activities have been lifted in the U.S., recovery varies globally and the effects of the COVID-19 pandemic continue to evolve. For example, lockdowns to contain the spread of COVID-19 have continued in China which has impacted the global macroeconomic environment. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have occurred in the past and may occur in the future. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. The reinstatement and

SoFi Technologies, Inc.

subsequent lifting of these measures may occur periodically, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our members, other customers and partners.
See “Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally” and “Management’s Discussion and Analysis of our Financial Condition and Results of Operations — Key Business Metrics” and “— Results of Operations” for further discussion of the impact of the COVID-19 pandemic and macroeconomic conditions in recent periods on our business and operating results. The COVID-19 pandemic and any further deterioration in macroeconomic conditions, and their impact, may also have the effect of heightening many of the other risks described herein.
Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume.
Legislative and regulatory responses to the COVID-19 pandemic have had and could continue to have a significant impact on our student loan portfolios. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the Department of Education were suspended through September 30, 2020, and extended through a series of executive actions, with the final extension ending on December 31, 2022. Additionally, the Department of Education also suspended collections most recently through December 31, 2022 and announced plans to give borrowers who were in default before the start of the COVID-19 pandemic a fresh start by allowing them to reenter repayment in good standing. As a result of such forbearance measures and protections, borrowers with federally held student loans lacked the incentive to refinance their student loans with us, which negatively impacted our business by reducing our loan origination volume.
The various legislative and regulatory responses to the COVID-19 pandemic, particularly the mandatory suspension of payments and interest accrual on federally held loans through December 31, 2022, are likely to continue to serve as a disincentive for borrowers to refinance their loans through our platform, thereby reducing our loan origination volume and negatively impacting our revenue. In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness for $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than $125,000 and certain changes to income-driven repayment plans for student loans. The relief measures also extend the federal student loan payment moratorium to December 31, 2022, which President Biden indicated is the final extension. While the number of applicants under President Biden’s program and the impact of legal challenges to the program are unknown, the President Biden student loan forgiveness program will likely impact our business.
Although we continue to evaluate the ultimate impact of local, state and federal legislation and regulation, guidance and actions (including the President Biden student loan forgiveness program), future legislative, regulatory and executive actions, and the ongoing impact of our own forbearance measures on our financial results, business operations and strategies, there is no guarantee that our estimates will be accurate or that any actions we take based on such estimates will be successful. Furthermore, we believe that the cost of responding to, and complying with, evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.
Strategic and New Product Risks
We have in the past consummated and, from time to time we may evaluate and potentially consummate, acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.
Our success depends, in part, on our ability to expand our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For example: (i) in April 2020, we acquired 8 Limited, an investment business in Hong Kong, (ii) in May 2020, we acquired Galileo, a company that provides technology platform services to financial and non-financial institutions, (iii) in February 2022, we acquired Golden Pacific, a bank holding company, and (iv) in March 2022, we acquired Technisys, a cloud-native digital multi-product core banking platform. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include, among others:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of technology, product development, risk management and sales and marketing functions;

SoFi Technologies, Inc.

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
•potential write-offs or impairments of intangible assets, goodwill or other assets recognized in connection with the acquisition;
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
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service members and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. For example, in 2022, Galileo expanded its Galileo Payment Risk Platform jointly with DataVisor. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member experience, members’ demand for our products may decrease and our growth and operations may be harmed. The brokerage industry also competes on price, and demand for our products and services may be affected if we are unable to compete on price.
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

SoFi Technologies, Inc.

An increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure (including fines and other penalties), and could reduce the use and acceptance of SoFi Checking and Savings, cash management accounts and SoFi Credit Card.
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
We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, we have in the past and may in the future be subject to fraudulent activity, which may affect our results of operations. For example, our general and administrative expenses increased, in part, related to fraud events in 2022 relative to 2021. The possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments, particularly as a large part of our workforce works remotely. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Indeed, fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
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
Revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. We have been investing in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. While we have seen increases in revenue from SoFi Credit Card during 2022, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will continue to be effective. Further, developing our service offerings, marketing SoFi Credit Card in additional customer acquisition channels and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand. In addition, we have in the past and may in the future experience increased levels of default on our credit cards or increased levels of fraud, which could materially and adversely impact our profitability and results of operations. See “Funding and Liquidity Risks — SoFi Credit Card has a limited performance history and any failure to accurately capture credit risk or to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition”.
SoFi may be unable to successfully integrate Technisys’ operations and may not realize the anticipated benefits of acquiring Technisys.
We closed the Technisys acquisition in March 2022 and are working to integrate Technisys’ operations into our business. The success of the Technisys acquisition, including anticipated benefits and cost savings and potential additional revenue opportunities, will depend, in part, on SoFi’s ability to successfully integrate Technisys’ operations in a manner that results in various benefits, including, among other things, the development of an end-to-end vertically integrated banking technology stack to support multiple products and enable the combined company to meet the expanding needs of existing customers and serve additional established banks, fintechs and non-financial brands looking to enter financial services. The

SoFi Technologies, Inc.

ongoing process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of SoFi’s businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of SoFi to maintain relationships with customers and employees. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of Technisys’ operations could have an adverse effect on the business, financial condition, operating results and prospects of SoFi.
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
In April 2020, we undertook our first international expansion by acquiring 8 Limited, an investment business in Hong Kong. Additionally, with the acquisition of Galileo in May 2020, we gained clients in Canada, Mexico and Colombia and, with the acquisition of Technisys in March 2022, we further expanded our operations into Latin America. We may, in the future, continue to pursue further international expansion of our business operations, either organically or through acquisitions, in new international markets where we have limited or no experience in marketing, selling and deploying our product and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
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
Credit Market Related Risks
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

SoFi Technologies, Inc.

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
We use identity and fraud prevention tools to analyze data provided by external databases or automated physical identity document proofing technologies to authenticate each applicant’s identity. These fraud prevention tools, scores, and data aggregators are reliant on sustained access to reliable data sources to facilitate robust verification which have reduced

SoFi Technologies, Inc.

effectiveness with diminished data access. From time to time in the past, however, these checks have failed and there is a risk that these checks could fail in the future and fraud, which may be significant, may occur and go undetected. For example, in the past we have identified certain fraudulent activity related to our personal loans product. While the fraudulent activity was detected and the losses were recognized in our results of operations, there can be no assurance there will not be future instances of fraud, that we will be able to detect such fraudulent activity in a timely manner, or that such future fraudulent activity will not be material. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.
Internet-based loan origination processes may give rise to greater risks than paper-based processes.
We use internet-based loan processes to obtain application information and distribute certain legally required notices to applicants for, and borrowers of, our loans and to obtain electronically signed loan documents in lieu of paper documents with ink signatures obtained in person. These processes may entail greater risks than paper-based loan origination processes, including regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, or the validity of the borrower’s electronic signature on loan documents, and risks that unauthorized changes are made to the electronic loan documents. If any of those factors were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, or impair our ability to service our loans (as master servicer or servicer), the value of our loan assets would decrease significantly to us and to our whole loan purchasers, securitization investors and warehouse lenders. In addition to increased default rates and losses on our loans, this could lead to the loss of whole loan purchasers and securitization investors and trigger terminations and amortizations under our debt warehouse facilities, each of which would materially adversely impact our business.
Student loans are subject to discharge in certain circumstances.
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if a debtor files an adversary claim and the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. Further, bills have been introduced in Congress that would make student loans dischargeable in bankruptcy to the same extent as other forms of unsecured credit without regard to a hardship analysis. For example, Senator Dick Durbin and Senator John Cornyn introduced a bill in 2021, the Fresh Start Through Bankruptcy Act, which would amend the bankruptcy code to more easily permit student loan discharges of federal student loans after ten years and it is possible similar legislation could be proposed with respect to private student loans. Similarly, in October 2022, House Judiciary Chair Jerrold Nadler and Representative David Cicilline introduced the Student Borrower Bankruptcy Relief Act of 2022, which would eliminate the section of the U.S. bankruptcy code that makes private and federal student loans non-dischargeable through bankruptcy. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws in the future than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations. See “Business, Financial and Operational Risks — Legislative and regulatory policies and related actions in connection with student loans could have a material adverse effect on our student loan portfolios”.
We offer personal loans, which have a limited performance history, and therefore we have only limited prepayment, loss and delinquency data with respect to such loans on which to base projections.
The performance of the personal loans we offer is significantly dependent on the ability of the credit decisioning, income validation, and scoring models we use to originate such loans, which include a variety of factors, to effectively evaluate an applicant’s credit profile and likelihood of default. Despite recession-readiness planning and stress forecasting, there is no assurance that our credit criteria can accurately predict loan performance under economic conditions such as a prolonged down-cycle or recessionary economic environment or the governmental response to periods of disruption, which may drive unexpected outcomes. If our criteria do not accurately reflect credit risk on the personal loans, greater than expected losses may result on these loans and our business, operating results, financial condition and prospects could be materially and adversely affected.
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

SoFi Technologies, Inc.

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
We service all of the personal loans we originate, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and our GSE conforming home loans that we do not sell servicing-released, to perform certain back-up servicing functions with respect to our personal loans, and to service all of our credit card loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including underwriting, fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
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
Any concentration of our members in specific geographic areas may increase the risk of loss on our loans. Certain regions of the U.S. from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans in other regions of the country.

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
We make representations and warranties in connection with the transfer of loans to whole loan purchasers, government-sponsored enterprises, and our debt warehouse lenders and securitization trusts. If such representations and warranties are not correct, we could be required to repurchase loans or indemnify the purchaser, which could have an adverse effect on our ability to operate and fund our business.
We sell the loans we originate to third parties, including, with respect to home loans, counterparties like GSEs, and we make representations and warranties when we sell loans to third parties and in our financing transactions. In the ordinary course of business, we are exposed to liability under these representations and warranties made to purchasers of loans. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with the law and with our credit risk origination policy and servicing guidelines and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If

SoFi Technologies, Inc.

those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. In connection with our whole loan sales, we also typically covenant to repurchase any loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase home loans or indemnify purchasers of home loans could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects.
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
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. We may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including supporting our lending operations, increasing our marketing expenditures to attract new members and improve our brand awareness, developing our other products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for student, personal and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing has increased and may continue to increase due to market volatility, rising interest rates, changes in the risk premiums required by lenders or if traditional sources of debt capital are unavailable. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer

SoFi Technologies, Inc.

significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We are required to serve as a source of financial strength for SoFi Bank, which means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support. In addition, maintaining adequate liquidity is crucial to our securities brokerage and our money services business operations, including key functions such as transaction settlement, custody requirements and margin lending. We meet our liquidity needs primarily from working capital and cash generated by member activity, as well as from external debt and equity financing. Increases in the number of members, fluctuations in member cash or deposit balances, as well as market conditions or changes in regulatory treatment of member deposits, may affect our ability to meet our liquidity needs. Our broker-dealer subsidiary, SoFi Securities, is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and SoFi Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves.
A reduction in our liquidity position could reduce our members’ confidence in us, which could result in the withdrawal of member assets and loss of members, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the SEC, the Financial Industry Regulatory Authority (“FINRA”) or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of our broker-dealers or other regulated entities. Factors which may adversely affect our liquidity position include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between digital asset transaction settlements between us and our digital asset market makers and between us and our digital asset members, fluctuations in cash held in member accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or member confidence resulting in unanticipated withdrawals of member assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility, grow deposits and pursue other potential options. If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures, implement cost cutting procedures, delay or reduce future hiring, discontinue the pursuit of our strategic objectives and growth strategies or reduce our rate of future originations compared to the current level. There can be no assurance that we can obtain sufficient sources of external capital to support the growth of our business. Delays in doing so or failure to do so may require us to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
We are unable to finance all of the receivables that we originate or other assets that we hold, and that illiquidity could result in a negative impact on our financial condition.
We primarily operate a gain-on-sale origination model, the success of which is tied to our ability to finance the assets that we originate. Certain of our assets, however, are ineligible for sale to a whole loan buyer or securitization trust, or are ineligible for, or are subject to a lower advance rate under, warehouse funding, each of which has specific eligibility criteria for receivables it purchases or holds as collateral. Ineligible receivables include, among others, those in default or that are delinquent, receivables with defects in their origination or servicing, including fraud, or receivables generated under origination guidelines and credit policies that are no longer in effect. In addition, many of our warehouse funding sources contain excess concentration limits for loans in forbearance or with specific loan level characteristics such as time-to-maturity or loan type. Once these limits have been exceeded, the advance rate applied to those receivables becomes less advantageous to us. If we are unable to sell or reasonably fund these receivables, we are required to hold them on our consolidated balance sheet which, in sufficient volume, negatively impacts our financial condition.
In addition to the receivables described above, we also hold on our consolidated balance sheet certain risk retention assets with respect to which we have a reduced ability to receive financing. These risk retention assets include residuals from our securitization trusts that are either ineligible for transfer or are subject to EU regulations. The illiquidity of these positions may negatively impact our financial condition.

SoFi Technologies, Inc.

SoFi Checking and Savings is a relatively new product that is expected to continue to provide us with an important source of cost-efficient funding and any failure to scale the product due to our limited experience or a competitive marketplace could have a negative impact on our business, operating results and financial condition.
We expect that SoFi Checking and Savings, a deposit account product that we commenced offering in the first quarter of 2022, will continue to provide us with an important source of deposits to use for cost-effective funding of loan originations and other activities. However, revenue growth for SoFi Checking and Savings is dependent on increasing the volume of members who open an account and on growing balances in those accounts. Although the product has so far performed above expectations, there is no guarantee account openings and the amount on deposit in those accounts will continue to grow. In addition, although we have invested in a number of initiatives to attract new SoFi Checking and Savings accountholders and capture a greater share of our members’ savings, including offering a competitive annual percentage yield on deposits, there can be no assurance that these investments in SoFi Checking and Savings to acquire members, provide differentiated features and services and spur usage of our deposit account product will be effective. Further, developing our service offerings and marketing SoFi Checking and Savings in additional customer acquisition channels could have higher costs than anticipated, and could adversely impact our results or dilute our brand. Finally, the SoFi Checking and Savings product faces competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits, which may impact the success of the product. In the event we are unable to sufficiently grow the SoFi Checking and Savings product, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans, either of which could have a negative impact on our business, operating results and financial condition. See “Market and Interest Rate Risks — Fluctuations in interest rates could negatively affect the demand for our SoFi Checking and Savings products”.
SoFi Credit Card has a limited performance history and any failure to accurately capture credit risk or to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition.
We have limited experience originating and administering SoFi Credit Card. We began originating credit card receivables in 2020. The performance of the SoFi Credit Card product is significantly dependent on the ability of the credit and fraud decisioning and scoring models we use to originate the product, which includes a variety of factors, to effectively prevent fraud, evaluate an applicant’s credit profile and likelihood of default. Despite establishing a defined risk appetite and leveraging third-party stress testing of product loss forecasts, there is no assurance that our credit criteria can accurately predict repayment and loss profiles. If our criteria do not accurately prevent fraud or reflect credit risk on the SoFi Credit Card product, greater than expected losses may result and our business, operating results, financial condition and prospects could be materially and adversely affected.
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

SoFi Technologies, Inc.

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
Compliance with applicable laws is costly, and our failure to comply with applicable federal, state and local laws could lead to:
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an ATDS and certain calls made to numbers properly registered on the federal “do-not-call” list. A court may treble the $500 amount upon a finding of a willful or knowing violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. As with the TCPA, Florida’s mini-TCPA restricts certain calls and calls and texts made using an automated system to Florida residents without prior consent, allows a plaintiff to obtain $500 for each call or text made in violation of its prohibitions, and permits a court to treble the $500 amount for willful or knowing violations of the statute. Like other companies that rely on telephone and text communications, we may be subject to putative class action suits alleging violations of the TCPA, Florida mini-TCPA or other similar state laws. If in the future we are found to have violated the TCPA, the Florida mini-TCPA or another federal or state law regulating telemarketing, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then the damages could have a material adverse effect on our results of operations and financial condition.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
The global Basel III capital framework for financial institutions continues to be refined and enhanced by the Basel Committee and international regulatory authorities. These rules are complex and evolving, and may require additional regulatory capital and liquidity, as well as impose additional operational and compliance costs. At this time, how the revisions will be applied in the U.S. is not clear or predictable. Changes to and compliance with the regulatory capital and liquidity requirements may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, cease or alter certain operations or hold highly liquid assets, which may adversely affect our results of operations.
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
We currently offer virtual currency and digital asset-related trading services through a subsidiary that is licensed and registered with various governmental authorities as a money service business, money transmitter, virtual currency business or the equivalent. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. For example, SoFi Bank’s activities with respect to digital assets may be restricted. The conditional approval of the bank charter by the OCC was conditioned on SoFi Bank not engaging in any crypto-related activities or services unless it has received a prior written determination of no supervisory objection from the OCC. In addition, in connection with our approval as a bank holding company, the Federal Reserve determined that SoFi Digital Assets, LLC is engaged in certain crypto-related activities that the Federal Reserve has not found to be permissible for a bank holding company under the Bank Holding Company Act and Regulation Y. However, Section 4(a)(2) of the Bank Holding Company Act permits us to continue our current digital assets related offering for a two-year conformance period from the date we became a bank holding company, with the possibility for three one-year extensions, provided that we do not expand such activities, except as authorized by the Bank Holding Company Act and Regulation Y, or increase our established risk limits for total customer digital assets maintained in wallets that are accessible online, referred to as “hot wallets”, or held on our balance sheet.
The laws and regulations to which we are subject, including those pertaining to digital assets and crypto-related activities, are rapidly evolving and increasing in scope. There has been a significant amount of guidance, reports, and public statements issued by federal and state financial regulators regarding the legal permissibility of, and supervisory considerations relating to, financial institutions engaging in crypto-related activities. We continue to monitor these developments closely and work with our federal regulators to ensure that our crypto-related activities conform with all applicable requirements.
Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network (“FinCEN”), the Commodity Futures Trading Commission, (the “CFTC”), the Internal Revenue Service (the “IRS”), and state regulators including the New

SoFi Technologies, Inc.

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
We may also face regulatory action or penalties. The SEC has increased the focus and pace of enforcement actions related to what the SEC calls crypto asset securities. In addition, the SEC Chair Gary Gensler indicated in an October 2022 speech that he believed the vast majority of crypto tokens are securities and that many crypto intermediaries are transacting in securities and have to register with the SEC. If there are allegations that a digital asset we offer is a security, we could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm, and potential loss of revenue. Our personnel could also become disqualified from associating with a broker-dealer, which could adversely affect our business. See “We may become subject to enforcement actions or litigation as a result of our failure to comply with laws and regulations, even though noncompliance was inadvertent or unintentional”.
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
Other states may adopt similar statutes and regulations which will require us to obtain a license to conduct digital asset activities. In July 2020, Louisiana adopted the Virtual Currency Business Act, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, and in December 2021, the Louisiana Office of Financial Institutions issued guidance establishing how it will license and regulate virtual currency businesses under the act. Other states, such as Florida and Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to include virtual currencies into existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities. SoFi Digital Assets, LLC is licensed as a money transmitter or the equivalent in most states and the District of Columbia, but may be required to obtain additional licenses in light of evolving regulation of virtual currency businesses.

SoFi Technologies, Inc.

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
Various laws and regulations in the U.S. and abroad, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include money services businesses such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the Bank Secrecy Act to administrators and exchangers of convertible virtual currency, clarifying that they are money service businesses, and more specifically, money transmitters. The Bank Secrecy Act requires money services businesses (“MSBs”) to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. Our subsidiary, SoFi Digital Assets, LLC, is registered with FinCEN as an MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN and the IRS, the anti-money laundering provisions of the Bank Secrecy Act and its implementing regulations applicable to MSBs.
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
We are subject to the Foreign Corrupt Practices Act, U.S. domestic bribery laws and other U.S. and foreign anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such

SoFi Technologies, Inc.

actions. Although our operations are currently concentrated in the U.S., as we increase our international cross-border business and expand operations abroad, we have engaged and may further engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. The failure to comply with any such laws could subject us to criminal or civil liability, cause us significant reputational harm and have an adverse effect on our business, financial condition and results of operations.
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
The financial services industry is subject to extensive regulation and oversight under federal, state, and applicable international laws. From time to time, in the normal course of business, we have received and may receive or be subject to inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, SEC, the Federal Reserve, the OCC, the FDIC, the state attorneys general, state financial regulatory agencies, other state or federal agencies, and SROs like FINRA. We also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state. In addition, we have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC, FINRA, the CFPB, or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us.
Any such inquiries, investigations, lawsuits, arbitrations, administrative claims or other inquiries could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could have a material adverse effect on our business, financial condition or results of operations.
Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices, and could result in significant costs to our business or loss of current revenue streams.
Various lawmakers, regulators and other public officials have recently made statements about our business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. On October 5, 2021, for example, SEC Chair Gensler, speaking

SoFi Technologies, Inc.

before the U.S. House of Representatives Committee on Financial Services, reiterated his view that payment for order flow (“PFOF”) and exchange rebates may present a number of conflicts of interest. This follows the Spring 2021 House Committee on Financial Services hearings on the events surrounding the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including PFOF and options trading. Chair Gensler previously instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk. On October 14, 2021, the SEC issued the “Staff Report on Equity and Options Market Structure Conditions in Early 2021.” In its report, the SEC concluded that “consideration should be given to whether game-like features and celebratory animations that are likely intended to create positive feedback from trading lead investors to trade more than they would otherwise,” and that “payment for order flow and the incentives it creates may cause broker-dealers to find novel ways to increase customer trading, including through the use of digital engagement practices.” In addition, on August 27, 2021, the SEC issued a request for information and comments on broker-dealer and investment adviser digital engagement practices (“DEPs”), related tools and methods, regulatory considerations, and potential approaches. In its request, the SEC noted that certain competition practices, such as PFOF, in combination with zero commissions, create incentives for firms to use DEPs to encourage frequent trading, and that these incentives may not be transparent to retail investors. The SEC noted that DEPs can potentially harm retail investors if they prompt them to engage in trading activities that may not be consistent with their investment goals or risk tolerance. Previously, on May 6, 2021, in testimony to the House Committee on Financial Services, Chair Gensler also discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading and advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. Additionally, on June 9, 2021, Chair Gensler remarked at a public conference that he had instructed the SEC staff to make recommendations for the SEC’s consideration on best execution, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. The regulatory agenda published by the SEC on October 4, 2021, identified that the SEC would be considering proposing rules in the next year to modernize equity market structure, including possible new rules on PFOF, best execution (amendments to Rule 605), market concentration and certain other practices. A previous agenda also indicated that the SEC might be considering potential rules related to gamification, behavioral prompts, predictive analytics and differential marketing (although it is unclear if this will materialize).
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
To the extent that the SEC, FINRA or other regulatory authorities or legislative bodies adopt additional regulations or legislation in respect of any of these areas or relating to any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes may not be successful. Any of these outcomes could have an adverse effect on our business, financial condition and results of operations. Additionally, any negative publicity surrounding PFOF practices generally, or our implementation of this practice, could harm our brand and reputation. For more information about the potential impact of legal and regulatory changes, see “We may become subject to enforcement actions or litigation as a result of our failure to comply with laws and regulations, even though noncompliance was inadvertent or unintentional”.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services, internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our customers and support or carry out certain functions. To provide our checking and savings account, cash management account, credit card and other products and services, we rely on third parties that we do not control, such as payment card networks, our acquiring and issuing processors, payment card issuers, various financial institution partners, systems like the ACH, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds, and the provision of information and other elements of our services. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, digital assets quotes, research reports and other fundamental data that we provide to our customers. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business.
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

SoFi Technologies, Inc.

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
From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and SROs, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities. See “Our Lending segment is highly regulated, and if we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected” for a discussion of the FTC Consent Order and “Our Lending segment is highly regulated, and if we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected”.
In addition, a number of participants in the financial services industry have been the subject of: putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. For example, we are defendants in a putative class action in which it was alleged that we engaged in unlawful lending discrimination through policies and practices by making applicants who are conditional permanent residents or DACA holders ineligible for loans or eligible only with a co-signer who is a U.S. citizen or lawful permanent resident. The settlement agreement was fully executed on April 18, 2022 and the plaintiffs have moved for preliminary approval of the settlement. The proposed class settlement, which contemplates an aggregate payment by SoFi of an immaterial amount, remains subject to final court review and approval, which we expect to occur in 2023.
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

SoFi Technologies, Inc.

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
Competition for our employees, including highly skilled technology and product professionals, is intense reflecting a tight labor market. This can present a risk as we compete for experienced candidates, especially if the competition is able to offer more attractive financial terms of employment. This risk extends to our current employee population. We also invest significant time and expense in engaging and developing our employees, which also increases their value to other companies that may seek to recruit them. Turnover can result in significant replacement costs and lost productivity. See also “We transitioned to a flexible-first workforce model, which could subject us to increased business continuity and cyber risks, as well as other operational challenges and risks that could significantly harm our business and operations” for more information on the impact of a flexible workforce model on corporate culture and employee retention.
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

SoFi Technologies, Inc.

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
Events beyond our control may damage our ability to maintain our platform and provide services to our members. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, such as the COVID-19 pandemic or other infectious diseases, power outages, telecommunications failures and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our members, disruptions could harm our ability to effectively run our business. Moreover, our members and customers face similar risks, which could directly or indirectly impact our business. We currently use Amazon Web Services (“AWS”) and would be unable to switch instantly to another system in the event of failure to access AWS. This means that an outage of AWS could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks and other criminal, tortious or unintentional actions could also give rise to significant disruptions to our operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and other risks may reduce demand for our products or cause our members to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to satisfy their obligations towards us. All of the foregoing could materially and adversely affect our business, results of operations and financial condition.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
We adjust our total number of members in the event a member is removed in accordance with our terms of service, and our total member count in any one period may not yet reflect such adjustments.
We adjust our total number of members in the event a member is removed in accordance with our terms of service. This could occur for a variety of reasons—including fraud or pursuant to certain legal processes—and, as our terms of service evolve together with our business practices, product offerings and applicable regulations, additional grounds for removing members from our total member count could occur. The determination that a member should be removed in accordance with our terms of service is subject to an evaluation process, following the completion, and based on the results, of which, relevant members and their associated products are removed from our total member count. However, depending on the length of the evaluation process, that removal may not take place in the same period in which the member was added to our member count or the same period in which the circumstances leading to their removal occurred. For this reason, our total member count in any one period may not yet reflect such adjustments. In any given period, we estimate that up to 3% of our members may be under evaluation for removal in accordance with our terms of service, however we cannot assure you that this percentage in any period will not be more significant.
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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time to new compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and we expect will continue to devote a substantial amount of time to these compliance initiatives. Furthermore, new or changes to existing rules and regulations in the future may increase our legal and financial compliance costs and make some activities more time-consuming and costly, which would increase our net loss for the foreseeable future. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, its board committees or as executive officers.
Our executive officers have limited experience in dealing with the increasingly complex laws pertaining to public companies, which may increase the amount of their time devoted to these activities and result in less time being devoted to the management and growth of the business. We continue to evaluate whether we have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. We have in the past and may in the future expand our employee base and hire additional employees to support our operations as a public company, which has caused and may in the future cause our operating costs to increase. See “If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline”.

SoFi Technologies, Inc.

As a result of our business combination with a special purpose acquisition company, regulatory obligations may impact us differently than other publicly traded companies.
We became a publicly traded company by completing a transaction with SCH, a SPAC. As a result of this transaction, regulatory obligations have, and may continue, to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a SPAC. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed or have an adverse effect on the price of our common stock.
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

SoFi Technologies, Inc.

Incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements or forecasts could adversely affect our reported or forecasted assets, liabilities, income, revenues or expenses.
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
In addition, operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, our ability to attract and retain members and enterprise partnerships, and macroeconomic risks, while generating sustained revenues through the Financial Services Productivity Loop. Additionally, our business may be affected by reductions in consumer borrowing, spending and investing from time to time as a result of a number of factors, including the state of the overall economy, which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause our stock price to decline and investors to lose confidence in us.
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

SoFi Technologies, Inc.

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
Information Technology and Data Risks
Cyberattacks and other security breaches could have an adverse effect on our business, harm our reputation and expose us to liability and adversely affect our ability to collect payments and maintain accurate accounts.
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members and prospective members. We also have arrangements in place with certain third-party service providers that require us to share consumer information.
It is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed. Although we devote significant resources and management focus to ensuring the integrity of our systems through information/cyber security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. In addition, the digital nature of our platform may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.
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

SoFi Technologies, Inc.

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
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our members or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. Because each loan that we originate involves, in part, our proprietary automated underwriting process, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential members, which could negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our members. Additionally, if hackers were able to access our secure files, they might be able to gain access to the personal information of our members. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of members, all of which may negatively affect our business. In addition, there recently have been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

•actions by stockholders;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt, including in connection with acquisitions;
•any reverse stock split of our outstanding shares of common stock, which may increase the price of our common stock;
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, have in the past and could in the future depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Sales of a substantial number of shares, or the perception that such sales may occur, could have a material and adverse effect on the trading price of our common stock. For example, lock-up restrictions entered into in connection with the Business Combination have expired. As such, sales of a substantial number of shares of common stock in the public market could occur at any time. We have filed with the SEC, and the SEC has declared effective, a registration statement covering shares of our common stock issued in connection with the Agreement, including shares issued to the Third Party PIPE Investors, among others, to facilitate such sales. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our common stock to decline or increase the volatility in the market price of our common stock.

SoFi Technologies, Inc.

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
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute our stockholders. We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue granting equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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

SoFi Technologies, Inc.

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
Our bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers or other employees arising pursuant to any provision of the DGCL or our bylaws or Certificate of Incorporation (as either may be amended from time to time), (iv) any action asserting a claim related to or involving our company that is governed by the internal affairs doctrine, and (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to actions or claims arising under the Exchange Act. Our bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, will be the United States Federal District Courts. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; our stockholders cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

SoFi Technologies, Inc.

Item 6. Exhibits

Exhibit No.	Description

10.1+	Amended and Restated 2021 Stock Option and Incentive Plan and forms of agreement thereunder
10.2+	First Amendment to Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.
(Registrant)

Date:	November 9, 2022	By:	/s/ Christopher Lapointe
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
Average Balances and Net Interest Earnings Analysis

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Rate	Average Balances(1)	Interest Income/Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,067,810	$2,529	0.95%	$624,981	$152	0.10%
Investments in available-for-sale securities	228,502	464	0.81	98,571	94	0.38
Loans(2)	9,150,847	191,525	8.37	5,191,701	89,844	6.92
Securitization investments	275,863	2,633	3.82	386,236	2,999	3.11
Total interest-earning assets	10,723,022	197,151	7.35%	6,301,489	93,089	5.91%
Total noninterest-earning assets	3,019,934			1,943,521
Total assets	$13,742,956			$8,245,010
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$1,982,603	$7,769	1.57%	$—	$—	—%
Savings deposits	1,453,458	6,114	1.68	—	—	—
Time deposits	354,211	266	0.30	—	—	—
Total interest-bearing deposits	3,790,272	14,149	1.49	—	—	—
Debt(2)	3,658,266	25,019	2.74	2,937,680	18,690	2.54
Residual interests classified as debt	48,894	904	7.40	107,195	2,036	7.60
Total interest-bearing liabilities	7,497,432	40,072	2.14%	3,044,875	20,726	2.72%
Total noninterest-bearing liabilities	735,086			681,152
Total liabilities	$8,232,518			$3,726,027
Total temporary equity	320,374			320,374
Total permanent equity	5,190,064			4,198,609
Total liabilities, temporary equity and permanent equity	$13,742,956			$8,245,010

Net interest income(3)		$157,079			$72,363
Net interest margin(4)			5.86%			4.59%
___________________
(1)Average balances were calculated on four-month ending balances and include accrued interest.
(2)Interest income on loans measured at amortized cost includes amortization of deferred loan fees, net of deferred loan costs, of $2.2 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense on debt includes debt issuance and discount expense of $4.0 million and $2.8 million during the three months ended September 30, 2022 and 2021, respectively.
(3)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(4)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

SoFi Technologies, Inc.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Rate	Average Balances(1)	Interest Income/Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,168,934	$3,930	0.45%	$737,315	$561	0.10%
Investments in available-for-sale securities	208,973	1,149	0.73	39,428	94	0.32
Loans(2)	8,007,445	451,247	7.51	4,998,549	246,743	6.58
Securitization investments	312,054	7,958	3.40	432,165	11,260	3.47
Related party receivables	—	—	—	3,598	211	7.82
Total interest-earning assets	9,697,406	464,284	6.38%	6,211,055	258,869	5.56%
Total noninterest-earning assets	2,614,678			1,931,196
Total assets	$12,312,084			$8,142,251
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$1,146,498	$10,696	1.24%	$—	$—	—%
Savings deposits	761,377	8,130	1.42	—	—	—
Time deposits	148,299	297	0.27	—	—	—
Total interest-bearing deposits	2,056,174	19,123	1.24	—	—	—
Debt(2)	4,274,446	67,058	2.09	3,774,780	76,789	2.71
Residual interests classified as debt	64,681	3,469	7.15	110,283	6,381	7.71
Total interest-bearing liabilities	6,395,301	89,650	1.87%	3,885,063	83,170	2.85%
Total noninterest-bearing liabilities	639,926			606,397
Total liabilities	$7,035,227			$4,491,460
Total temporary equity	320,374			2,032,213
Total permanent equity	4,956,483			1,618,578
Total liabilities, temporary equity and permanent equity	$12,312,084			$8,142,251

Net interest income(3)		$374,634			$175,699
Net interest margin(4)			5.15%			3.77%
__________________
(1)Average balances were calculated on ten-month ending balances and include accrued interest.
(2)Interest income on loans measured at amortized cost includes amortization of deferred loan fees, net of deferred loan costs, of $5.8 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. Interest expense on debt includes debt issuance and discount expense of $12.1 million and $14.2 million during the nine months ended September 30, 2022 and 2021, respectively.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$1,049	$1,328	$2,377	$1,451	$1,918	$3,369
Investments in available-for-sale securities	264	106	370	932	123	1,055
Loans	82,864	18,817	101,681	169,562	34,942	204,504
Securitization investments	(1,054)	688	(366)	(3,063)	(239)	(3,302)
Related party receivables	—	—	—	—	(211)	(211)
Total interest income	$83,123	$20,939	$104,062	$168,882	$36,533	$205,415

Interest expense:
Interest-bearing deposits	$14,149	$—	$14,149	$19,123	$—	$19,123
Debt	4,928	1,401	6,329	7,839	(17,570)	(9,731)
Residual interests classified as debt	(1,078)	(54)	(1,132)	(2,446)	(466)	(2,912)
Total interest expense	$17,999	$1,347	$19,346	$24,516	$(18,036)	$6,480
Net interest income	$65,124	$19,592	$84,716	$144,366	$54,569	$198,935
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

SoFi Technologies, Inc.

Loan Maturity Schedule
The following table presents the maturities of our loan portfolio, as well as the separate presentation of the total amount of loans in each loan category that are due after one year that have variable rates and fixed rates:

	As of September 30, 2022(1)
($ in thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Loan Portfolio:
Student loans	$7,031	$615,371	$2,556,055	$710,185	$3,888,642
Home loans	—	—	4,552	102,317	106,869
Personal loans	101,465	5,653,669	912,350	—	6,667,484
Credit card(2)	217,750	—	—	—	217,750
Commercial and consumer banking	2,684	7,971	15,672	66,450	92,777
Total loans	$328,930	$6,277,011	$3,488,629	$878,952	$10,973,522

Loans with variable rates:
Student loans		$52,563	$97,020	$5,412	$154,995
Personal loans		12,189	—	—	12,189
Commercial and consumer banking		4,860	10,208	61,376	76,444
Total loans		$69,612	$107,228	$66,788	$243,628

Loans with fixed rates:
Student loans		$562,808	$2,459,035	$704,773	$3,726,616
Home loans		—	4,552	102,317	106,869
Personal loans		5,641,480	912,350	—	6,553,830
Commercial and consumer banking		3,111	5,464	5,074	13,649
Total loans		$6,207,399	$3,381,401	$812,164	$10,400,964
__________________
(1)Maturities presented are based upon the contractual terms of the loans. Amounts represent unpaid principal balance of loans outstanding at period end.
(2)Due to the revolving nature of credit card loans, we report all of our credit card loans as due within one year.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	September 30, 2022	September 30, 2021
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$34,370	$3,000
Total loans outstanding(1)	$310,527	$74,350
Ratio(2)	11.07%	4.03%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was attributable to credit card and was reflective of both an increase in the average balance and an increase in our estimate of expected future credit losses.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.

SoFi Technologies, Inc.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	September 30, 2022		September 30, 2021
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$32,960	70%	$3,000	100%
Commercial and consumer banking	1,410	30%	—	—%
Total	$34,370	100%	$3,000	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
($ in thousands)	Average Loans(1)	Net Charge-offs	Ratio	Average Loans(1)	Net Charge-offs	Ratio
Student loans	$3,837,742	$3,169	0.33%	$2,876,274	$2,544	0.35%
Home loans	131,067	—	—	203,951	—	—
Personal loans	4,914,715	23,961	1.95	2,051,835	3,092	0.60
Credit card	182,490	5,133	11.25	57,131	1,073	7.51
Commercial and consumer banking	84,833	(5)	n/m	2,510	—	—
Total loans	$9,150,847	$32,258	1.41%	$5,191,701	$6,709	0.52%

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
($ in thousands)	Average Loans(1)	Net Charge-offs	Ratio	Average Loans(1)	Net Charge-offs	Ratio
Student loans	$3,844,797	$8,470	0.29%	$2,900,635	$6,530	0.30%
Home loans	149,461	—	—	197,495	—	—
Personal loans	3,790,432	42,412	1.49	1,866,372	15,507	1.11
Credit card	156,295	12,438	10.61	31,392	1,073	4.56
Commercial and consumer banking	66,460	(4)	n/m	2,655	—	—
Total loans	$8,007,445	$63,316	1.05%	$4,998,549	$23,110	0.62%
___________________
(1)Average balances were calculated on four-month or ten-month ending balances and include accrued interest.
Deposits
Uninsured Deposits
As of September 30, 2022, the amount of uninsured deposits totaled $566.6 million. We did not have any deposits as of September 30, 2021.
The following table presents uninsured time deposits by remaining time to maturity:

($ in thousands)	September 30, 2022
Uninsured Time Deposits
3 months or less	$7,250
Over 3 months through 6 months	603
Over 6 months through 12 months	2,161
Over 12 months	1,681
Total	$11,695