Form 10-K
period 2022-12-31
SoFi Technologies, Inc.
filed 2023-03-01
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 74262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2022: $4.0 billion
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 15, 2023 was 934,551,932 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

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
See Note 2 to the Notes to Consolidated Financial Statements within Part II, Item 8. for information on our business combinations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; anticipated actions by governmental authorities; and macroeconomic conditions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “if”, “intend”, “likely”, “may”, “might”, “opportunity”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements are subject to risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and our filings with the Securities and Exchange Commission (“SEC”) and include, among other things:
•our ability to achieve and maintain profitability in the future;
•the impact on our business of the regulatory environment and complexities with compliance;
•the effect and impact of the extension of the federal student loan payment moratorium and the announced loan forgiveness by the federal government, and the potential impact and magnitude of any other governmental actions taken related to student loans;
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

SoFi Technologies, Inc.

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
Forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and reflect current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
We have built a social area within our digital native application, which we refer to as the member home feed. The member home feed is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Through the member home feed, there are significant opportunities to build frequent engagement and, to date, the member home feed has been an important driver of new product adoption. The member home feed is an important part of our strategy and our ability to use data as a competitive advantage.
To complement these products and services, we believe in establishing partnerships with other enterprises to leverage our existing capabilities to reach a broader market and in building vertically-integrated technology platforms designed to manage and deliver our suite of products and technology solutions to our members and clients in a low-cost and differentiated manner.
Our three reportable segments and their primary product offerings as of December 31, 2022 were as follows:
__________________
(1)Composed of in-school loans and student loan refinancing.
(2)Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. SoFi Invest also includes our brokerage accounts through 8 Limited in Hong Kong.
Recent Acquisitions
In February 2022, we closed the Bank Merger, after which we became a bank holding company and Golden Pacific began operating as SoFi Bank. We believe operating a national bank allows us to provide members and prospective members broader and more competitive options across their financial services needs and lowers our cost of asset-backed financing relative to alternative sources of funding (by utilizing deposits held at SoFi Bank to fund our loans). We also believe that operating as a national bank enables us to offer lower interest rates on loans to members as well as offer higher interest rates on deposit accounts. See “SoFi Bank” herein for additional information on the Bank Merger.

SoFi Technologies, Inc.

In March 2022, we closed the Technisys Merger, which added a cloud-native digital and core banking platform with an existing footprint of clients into our technology platform offerings. We believe that the combination of the Technisys core banking platform with our existing technology platform offerings provides an end-to-end vertically integrated technology stack, which we expect will meet the expanding needs of our existing clients and attract new clients.
See Note 2 to the Notes to Consolidated Financial Statements for additional information on our business combinations.
Members
We have created an innovative financial services platform designed to offer best-in-class products to meet the broad objectives of our members and the lifecycle of their financial needs. Our platform offers our members (as defined under Part II, Item 7. “Key Business Metrics”) a suite of financial products and services, enabling them to borrow, save, spend, invest and protect their finances across one integrated platform. Our aim is to create a best-in-class, integrated financial services platform that will generate a virtuous cycle whereby positive member experiences will lead to new product adoption by existing members and enhanced profitability for each additional product by lowering overall member acquisition costs and increasing the lifetime value of our members. We refer to this virtuous cycle as our “Financial Services Productivity Loop”, which is further discussed below.
Enterprises
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services and have become interconnected with the SoFi platform. We have continued to expand our platform capabilities for enterprises through our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and the Technisys Merger in the first quarter of 2022, through which we added a cloud-native digital and core banking platform into our technology platform offerings and expanded our technology platform services to a broader international market. We believe that these expansions will deepen our participation in the entire technology ecosystem powering digital financial services, allowing us to not only reduce costs to operate our member-centric business, but also deliver increasing value to our enterprise customers. While our enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future.
SoFi Bank
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
As a bank holding company, we offer SoFi Checking and Savings accounts through SoFi Bank. We are originating all new loan applications within SoFi Bank and transferred SoFi Credit Card and the majority of other lending products to SoFi Bank. We intend to continue to explore other products for SoFi Bank over time. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which have a lower borrowing cost of funds than our warehouse and securitization financing model, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity, and (iv) through deposits, providing us with meaningful member data that can allow us to better serve their financial needs. See Part I, Item 1A. “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
International Operations
While we primarily operate in the United States, we expanded into Hong Kong with our acquisition of 8 Limited (an investment business) in 2020, we gained clients in Canada, Mexico and Colombia with our acquisition of Galileo in 2020, and we further expanded into Latin America with the Technisys Merger in 2022.

SoFi Technologies, Inc.

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
(2)Selection — Given the digital nature of our products, the permutations of features and services that can be made available to our members across their needs to borrow, save, spend, invest and protect are significant. We will continue to iterate, learn and innovate to broaden our selection in the same way we did this year by providing our members with competitive interest rates on checking and savings accounts, options trading, “Pay in 4” (a buy now, pay later product), and SoFi Plus membership benefits.
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
(4)Convenience — We hold ourselves accountable and aim to provide the most convenient member experience possible in terms of ease of use, ubiquity, functionality, simplicity and responsive customer service. Our long-term goal is to provide the most convenient 24x7 service and dispel the historical construct of financial service availability based on 9-5 Monday through Friday.
Each product we offer is delivered in a member-centric way and is built and enhanced with these differentiators in mind. We believe that our member-centric, one-stop shop for financial services serves as a competitive differentiator for us relative to other financial services providers.
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
Our strategy, which is rooted in what we refer to as our “Financial Services Productivity Loop”, is centered around building trust and a lifetime relationship with our members, which we believe will help build a sustainable competitive advantage.

SoFi Technologies, Inc.

Financial Services Productivity Loop
In order to deliver on our strategy, we must develop best-in-class unit economics and best-in-class products that build trust and reliability between our members and our platform. Our acquisition of SoFi Bank was also an important step in continuing to build best-in-class unit economics and best-in-class products, as it has enabled us to offer additional products and achieve lower cost of funding. When we do this on a member’s first product, and they later consider using an additional product, we believe they are more likely to start with our platform and we have a higher chance that they will select one of our products to meet their other financial needs. This results in delivering more revenue per member with no second member acquisition costs, resulting in higher lifetime value per member. This also reinforces the benefits of our platform, which simplifies the entire financial ecosystem for our members, helping them get their money right. We are able to use the increased profits to further improve member benefits and product experience.
In addition to realizing the benefits of more of our members adopting multiple SoFi products, the Financial Services Productivity Loop strategy delivers operating and technology efficiencies to deliver better unit economics on a per product basis. One of the success factors of our lending business is that it is vertically integrated across our technology stack, risk protocols and operations processes.

Our Reportable Segments

We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. Below is a discussion of our segments and their primary products.
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
Personal Loans.   We originate personal loans to help our members with a variety of financial needs, such as debt consolidation, home improvement projects, family planning, travel and weddings, to name a few. We offer fixed rate loans with flexible repayment terms, including unemployment protection. We generally offer loan sizes of $5,000 to $100,000, subject to legal and/or licensing requirements, with terms generally ranging from 2 to 7 years. We regularly update the annual percentage rates offered on our personal loans.
Student Loans.   We operate in the student loan refinance space, with a focus on prime and super-prime school loans, as well as the “in-school” lending space, which allows members to borrow funds while they attend school. We offer flexible loan sizes and repayment options, competitive rates and, in most cases, the ability to lock in an interest rate for funding at a later

SoFi Technologies, Inc.

time. Within student loan refinancing, we generally offer loan sizes of $5,000 or higher, subject to legal and/or licensing requirements, with terms generally ranging from 5 to 20 years. Within in-school loans, we generally offer loan sizes of $1,000 or higher, subject to legal and/or licensing requirements, with terms generally ranging from 5 to 15 years. We regularly update the annual percentage rates offered on our fixed and variable-rate student loans.
Home Loans.   We offer agency and non-agency loans for members purchasing a home or refinancing an existing mortgage. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3%, a close on time guarantee, and educational tools and calculators. We generally offer loan sizes of $100,000 to $726,200 for one-unit properties in conforming normal cost areas (with exceptions for loan sizes less than $100,000 considered on a case-by-case basis), up to $1,089,300 for conforming high cost areas (Government-Sponsored Enterprises, or “GSEs”, eligible loans above the normal conforming limit, which is determined by county) and up to $3,000,000 for jumbo loans (loans in the jumbo loan program). Our fixed rate home loans generally have terms of 10, 15, 20 or 30 years. We recently began offering an adjustable rate mortgage product for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans.
Lending Model
Although our lending business remains primarily a gain-on-sale model, whereby we seek to originate loans, recognize a gain from these loans and sell them into either our whole loan or securitization channels, operating SoFi Bank has also provided us with more flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period and to be selective in our sales arrangements. We sell our whole loans primarily to large financial institutions, such as bank holding companies. In securitization transactions that do not qualify for sale accounting, the related assets remain on our balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor. In the case of both whole loan sales and securitizations, and with the exception of certain of our home loans, we also continue to retain servicing rights to our originated loans following transfer. We view servicing as an integral component of the Lending segment, as we believe our servicing function is an important asset because of the connection to the member it affords us throughout the life of the loan. We directly service all of the personal loans that we originate. We act as master servicer for, and rely on sub-servicers to directly service, all of our student loans and GSE conforming home loans. We believe this ongoing relationship with our members enhances the effectiveness of our Financial Services Productivity Loop by increasing member touchpoints and driving new product adoption by existing members.
We rely upon deposits, warehouse financing and our own capital to enable us to continue to expand our origination capabilities. Our ability to utilize deposits held at SoFi Bank to fund our loans has lowered our overall cost of asset-backed financing relative to alternative sources of funding.
Underwriting Process
We have developed an extensive underwriting process across each lending product that is focused on willingness to pay (measured by credit attributes), ability to pay (measured through income verification), and stability (measured by debt service in relation to other loans). A key element of our underwriting process is the ability to facilitate risk-based interest rates that we believe are appropriate for each loan using proprietary risk models through which we project quarterly loan performance, including expected losses and prepayments. The outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members.
Our personal loan and student loan underwriting models consider credit reports, industry credit and bankruptcy prediction models, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Our underwriting strategy utilizes an advanced risk model that provides refined risk separation. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt service, and collateral eligibility established by GSEs. Home loans originated by us that are non-agency loans are subject to our credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum qualified mortgage limits on debt-to-income service and caps on loan-to-value based on an accredited appraisal. We also leverage our data to provide existing members a streamlined application process through automation. Across our loan products, existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products.

SoFi Technologies, Inc.

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
Financial Services Segment
Our suite of financial services products, by nature, provides more daily interactions with our members and is, therefore, differentiated from our lending products, which inherently have less consistent touchpoints with our members. We offer a suite of financial services solutions, the most significant of which are discussed below.
SoFi Checking and Savings
SoFi Checking and Savings provides a digital banking experience. Following the Bank Merger, we began to allow members to convert their cash management accounts into SoFi Checking and Savings accounts held at SoFi Bank. We believe SoFi Checking and Savings accounts held at SoFi Bank are attractive to our members and prospective members because our digital banking platform allows members to spend, save and earn interest and rewards in flexible ways, all within our mobile application.
SoFi Bank has also continued to expand its services. SoFi Money debit cards are issued by a third party bank, which also sponsored access to debit networks for payment transactions, funding transactions and associated settlement of funds under a sponsorship agreement with SoFi Securities. Further, the third party bank provided sponsorship and support for ACH, check, and wire transactions along with associated funds settlement. While we continue to engage the third party bank, in the fourth quarter of 2022, SoFi Bank gained direct access to debit networks and began to perform certain services previously sponsored by the third party bank. SoFi Securities’ agreement with the third party bank provides for receipt by the third party bank of program revenue and transaction fees, and is subject to a minimum monthly card activity fee. The agreement with the third party bank is terminable by SoFi Securities with 120 days prior notice.
Our legacy cash management product utilizes a sweep administrator to sweep funds to and from program banks, as necessary, under a program broker agreement between SoFi Securities and the sweep administrator, as well as program account and program bank agreements with a variety of sweep program banks. Since becoming a bank, a significant portion of remaining cash management account balances are swept to SoFi Bank as a program bank. The program broker agreement provides for one-year terms that automatically renew and is terminable by either party with at least 90 days prior written notice. Historically, the program account agreements and program bank agreements provided for the rate of interest payable on the balances in a member’s cash management account. Effective June 5, 2022, most of our SoFi Money cash management accounts no longer earn interest, as we implemented our plan to build new features only for SoFi Checking and Savings and reduce support of our SoFi Money cash management accounts.
SoFi Invest
SoFi Invest is a mobile-first investment platform offering members access to trading and advisory solutions, such as active investing, robo-advisory and digital assets accounts. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform. We view SoFi Invest as an attractive first product for members who may later become deposit account holders or borrow with SoFi.
Our active investing service enables members to buy and sell stocks and exchange-traded funds (“ETFs”), to engage in options trading, to purchase shares in IPOs before they trade on an exchange, to buy and sell fractional shares and to access a retirement savings account. Our robo-advisory service offers managed portfolios of stocks, bonds and ETFs. Our digital assets service allows members to buy and sell select digital assets through third-party custodians. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience.
With respect to our digital assets trading activities, we do not hold or store members’ digital assets, but instead rely on third-party custodians, and we hold an immaterial amount of digital assets in order to facilitate paying new member bonuses when members initiate their first digital assets trade. We do this for member convenience to facilitate a seamless payment of digital assets.

SoFi Technologies, Inc.

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
SoFi Credit Card
The SoFi Credit Card product is designed to help our members save, invest and pay down debt through a variable rewards program, with higher rewards offerings when redeeming into other SoFi products. Our credit card product features no annual fee and up to 3% cash back rewards with direct deposit setup through SoFi.
Other
Some of the additional financial services solutions offered within our platform include:
•Loan referrals: A service through which we present loan referral leads to our enterprise customers.
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
•Lantern Credit: A financial services marketplace platform developed to help applicants that do not qualify for SoFi products seek alternative products from other providers, as well as to provide a product comparison experience.
•SoFi Protect: A service through which we partner with providers who offer insurance products to help our members protect their assets, including providers across auto, life, cyber, homeowners, property and casualty, and renters insurance products and estate planning.
We believe that the content and features we provide within our mobile application can spur more financial education, which leads to more ways for our members to actively engage in getting their money right and can ultimately demonstrate the effectiveness of our Financial Services Productivity Loop.

Competition

We compete at multiple levels, including: (i) competition among other personal loan, student loan, credit card and residential mortgage lenders, (ii) competition for deposits among other banks, some challenger banks and a variety of technology and retail companies, (iii) competition for investment accounts among other introductory brokerage firms and a variety of technology and other companies, (iv) competition for subscribers to financial services content, and (v) competition among other technology platforms for the enterprise services we provide, such as platform-as-a-service through Galileo and cloud-native digital and core banking services through Technisys.
Competition to fund prime loans. The prime lending market is highly fragmented and competitive. We face competition from a diverse landscape of consumer lenders, including other banks, credit unions and specialty finance lenders, as well as alternative technology-enabled lenders.
Competition to acquire deposits. Although we now operate a bank, many other banks are larger, have been in business longer and often have greater brand awareness than us. Some large technology and retail companies have large consumer bases and strong balance sheets, which could enhance their competitive ability.
Competition to acquire investment brokerage accounts. The leading incumbent brokerage firms are larger, have been in business longer and generally have greater brand awareness than us. We also face competition from neo-brokerage platforms

SoFi Technologies, Inc.

that provide some of the same features as us, such as a mobile brokerage experience, robo-investing, access to digital assets investing, fractional share investing and options trading. In addition, technology and other companies have begun to offer some basic investing features and the ability to buy and sell digital and other assets.
Competition to attract financial services content viewership. There are many sources of financial news in the marketplace, many of which are more established and have a larger subscriber base.
Competition for technology products and solutions. Generally, these arrangements are multi-year contracts, which require us to spend the necessary resources on implementation and interconnecting new clients onto our platform. We face competition from larger institutions that could make investments into an integrated platform-as-a-service solution or to a cloud-native digital and core banking solution, and also undercut our pricing, preventing our current clients from renewing, while also impeding our attempts to acquire new clients.

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

Government Supervision and Regulation

We are subject to extensive and complex supervision and examination by various federal, state and local government authorities designed to, among other things, protect depositors, borrowers and other customers. The following is a summary of certain aspects of the various statutes and regulations applicable to us and our subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below, which may be modified or amended from time to time.
As a bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and SoFi Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”).
Bank Holding Company Regulation.   The Federal Reserve has the authority, among other things, to order bank holding companies such as the Company to cease and desist from unsafe or unsound banking practices, to assess civil money penalties and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
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
The Company has elected to be treated as a financial holding company pursuant to Section 4(l) of the BHC Act. As a financial holding company, the Company is authorized to engage in a broader set of financial activities than a bank holding company that has not elected to be treated as a financial holding company, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. Financial holding companies may also engage in activities that are determined by the

SoFi Technologies, Inc.

Federal Reserve to be complementary to financial activities. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
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
Bank Regulation.    SoFi Bank is subject to regulation, supervision and examination by the OCC. Additionally, the FDIC has secondary supervisory authority as the insurer of SoFi Bank’s deposits. SoFi Bank is also subject to regulations issued by the CFPB, as enforced by the OCC. Pursuant to the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including SoFi Bank. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders; to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place SoFi Bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties.
Deposit Insurance.   Deposit obligations of SoFi Bank are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per depositor. Deposit insurance premiums are based on assets, while taking into account various factors, including certain financial metrics and a bank’s supervisory ratings. The FDIC has the authority to adjust deposit insurance assessment rates at any time. Under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2022, the FDIC insurance expense for SoFi Bank was $4.3 million.
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
Acquisitions and Branching. Prior approval from the OCC is required in order for SoFi Bank to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to

SoFi Technologies, Inc.

certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act.
Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments; however, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
Community Reinvestment Act.   The Community Reinvestment Act (“CRA”) requires the OCC to evaluate SoFi Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operation. A bank’s performance under the CRA is taken into consideration when evaluating and approving applications for charters, bank mergers, acquisitions, and branch openings. On January 1, 2023, SoFi Bank began operating under a five-year CRA strategic plan which includes measurable goals relating to: (i) Community Development (“CD”) Lending and CD Investments, (ii) CD Contributions, (iii) CD Services, (iv) Small Business Lending, and (v) Retail Services and Products. SoFi Bank’s 2023-2027 CRA performance will be examined based upon the CRA strategic plan’s five measurable goals as defined in the strategic plan and, as a result, the OCC’s standard performance evaluation criteria will not be utilized to evaluate SoFi Bank’s CRA performance throughout the duration of the strategic plan period. The OCC rates a national bank’s compliance with the CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. Failure of SoFi Bank to receive at least a “Satisfactory” rating could inhibit SoFi Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. Golden Pacific Bank, the predecessor to SoFi Bank, received a “Satisfactory” rating as of April 1, 2019.
Lending Restrictions. Federal law limits a bank’s authority to extend credit to directors and executive officers of the bank or its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.
Enhanced Prudential Supervision. SoFi Bank did not have $10 billion or more of consolidated assets as of December 31, 2022, but it is likely that it will in the near future. In addition, the Company had in excess of $10 billion in total consolidated assets as of December 31, 2022. The Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, which is commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. SoFi Bank will be required to comply with the restrictions on interchange fees by July 1, 2023, which may negatively impact future interchange fees.
In addition, Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, which generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining an ownership interest in or sponsoring certain types of investment funds, does not apply to an insured depository institution if it, and every company that controls it, has total consolidated assets of $10 billion or less and consolidated trading assets and liabilities that are 5% or less of consolidated assets. While SoFi Bank had total consolidated assets of less than $10 billion as of December 31, 2022, the Company, which controls SoFi Bank, had total consolidated assets in excess of $10 billion as of December 31, 2022. As a result, the Company and SoFi Bank are subject to the Volcker Rule. The Volcker Rule does not significantly impact the operations of the Company and SoFi Bank, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.
Finally, Section 1025 of the Dodd-Frank Act and the CFPB’s interpretations thereof provide that the CFPB has authority to examine any insured depository institution with total assets of more than $10 billion for four consecutive quarters and any affiliate thereof.

SoFi Technologies, Inc.

Capital Adequacy and Safety and Soundness
Regulatory Capital Requirements.   The Federal Reserve and the OCC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Company and SoFi Bank. These rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The Federal Reserve and the OCC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.
The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital for banks and bank holding companies generally consists of the sum of common equity Tier 1 capital, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.
Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital, and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several categories of risk weights based primarily on relative credit risk. The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average assets, less certain items such as goodwill and intangible assets, as permitted under the capital rules.
Under the Federal Reserve’s rules that are applicable to the Company and the OCC’s capital rules applicable to SoFi Bank, the Company and SoFi Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum leverage ratio requirement of 4.0%. Additionally, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses and to engage in share repurchases.
Under the OCC’s prompt corrective action rules, an OCC supervised institution is considered well capitalized if it: (i) has a total capital to risk-weighted assets ratio of 10.0% or greater, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater, (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater, and (v) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. SoFi Bank is considered well capitalized under all regulatory definitions.
Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example: (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets, and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.
Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve’s Regulation Y provides that a bank holding company is considered “well capitalized” if: (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10.0% or greater, (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6.0% or greater, and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.
Safety and Soundness Standard. Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits. In general,

SoFi Technologies, Inc.

these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing action to correct the deficiency and may issue an order other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Dividend Restrictions
The Company is a legal entity separate and distinct from its subsidiaries. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries through the payment of dividends or otherwise is subject to the prior claims of creditors of the subsidiaries, including, with respect to SoFi Bank, depositors of SoFi Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.
Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends on regulatory capital instruments unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, under Federal Reserve policy, the Company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend on regulatory capital instruments that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the Company’s capital structure. Further, under the Federal Reserve’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain capital above the capital conservation buffer. See “Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.
Restrictions on Bank Dividends. The OCC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years.
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless exempted by the Federal Reserve; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, which are at least as favorable to the bank as prevailing market terms. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank

SoFi Technologies, Inc.

holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.
Consumer Financial Services Laws and Regulations
We are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, which can be referred to as “UDAAP”, and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines SoFi Bank for compliance with CFPB rules and enforces CFPB rules with respect to SoFi Bank. As noted above, the CFPB has authority to examine any insured depository institution with total assets of more than $10 billion and any affiliate thereof.
Truth in Lending Act.   The Truth in Lending Act (“TILA”) and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions prior to the consummation of a credit transaction and, in the case of certain education, mortgage, and open-end loans, at the time of a loan solicitation, application, approval and origination of a credit transaction. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and periodic statements, security interests taken to secure the credit, the right to rescind certain loan transactions, a right to an investigation and resolution of billing errors, and the treatment of credit balances. For certain types of credit transactions, lenders are not permitted to originate loans with certain high-risk features, such as negative amortization and balloon payments, and must provide certain consumer protections during the underwriting and origination process, such as providing a right to an appraisal of mortgaged property, and verifying the consumer’s ability to repay the loan prior to making a decision to approve an application for the loan. Private education lenders must provide multiple disclosures to applicants under TILA and must provide applicants with 30 days in which to accept or reject a loan offer as well as the right to rescind the loan transaction for three business days following receipt of the Final TILA disclosure.
Real Estate Settlement Procedures Act.   The federal Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which implements it, require certain disclosures to be made to the borrower at application, as to the lender’s initial disclosures (or good faith estimate) of loan origination costs, and at closing with respect to the real estate settlement statement; apply to certain loan servicing practices including escrow accounts, member complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation. RESPA also prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services, and giving or accepting any portion of any fee charged for rendering a real estate settlement service other than for services actually performed. To the extent that a lender makes or receives a referral to a third-party with whom it has an affiliated business arrangement, for settlement services, RESPA requires a disclosure to the customer of the affiliation to the service provider. For most home loans, the time of application (loan estimate) and time of loan closing disclosure requirements for RESPA and TILA have been combined into integrated disclosures under the TILA-RESPA Integrated Disclosure rule.
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
Fair Housing Act.   The federal Fair Housing Act (“FHA”) applies to credit related to housing and prohibits discrimination on the basis of race or color, national origin, religion, sex, familial status and handicap. The FHA prohibits discrimination in advertising regarding the sale or rental of a dwelling, which includes mortgage credit discrimination. The FHA may place restrictions on a creditor’s targeted marketing strategies, due to the risk that such strategies may increase a creditor’s fair lending risk.
Home Mortgage Disclosure Act.   The federal Home Mortgage Disclosure Act (“HMDA”) requires lenders to collect, report and disclose certain information about their mortgage lending activity to the CFPB. Much of the data reported pursuant to HMDA is made public and can be used by regulators and third parties to ascertain information about our mortgage lending activity. Regulators and litigants may use the data to make inferences about our compliance with ECOA, FHA and similar anti-

SoFi Technologies, Inc.

discrimination laws. Effective in 2018, the CFPB issued a final rule which greatly expanded the amount of data that mortgage lenders are required to collect and report under HMDA.
Secure and Fair Enforcement for Mortgage Licensing Act.   We employ and contract with mortgage loan originators which are required by state and federal law to be licensed as mortgage loan originators in the relevant jurisdictions where they operate. To obtain and maintain licensure, the mortgage loan originator must meet the minimum education, experience and character requirements set forth by the relevant state’s law, and periodically renew their licenses. We may not be permitted to employ, take applications from, or originate loans processed by mortgage loan originators who fail to maintain a license in good standing in each relevant jurisdiction.
Fair Credit Reporting Act.   The federal Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit bureaus to report such information accurately. We are also required to perform a reasonable investigation in the event we receive indirect disputes from the credit bureaus about the accuracy of our credit reporting for a particular consumer and to update any inaccurate information we discover. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a consumer report or received from a third party and requires creditors who use consumer reports in establishing loan terms to provide risk-based pricing or credit score notices to affected consumers. FCRA also imposes rules and disclosure requirements on creditors’ use of consumer reports for marketing purposes, which impacts our ability to use consumer reports and prescreened lists to market consumer loans through direct mail and other means.
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
Electronic Fund Transfer Act and NACHA Rules.   The federal Electronic Fund Transfer Act (“EFTA”), and Regulation E that implements it, provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by electronic transfers using the Automated Clearinghouse network (“ACH”) are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of loans are performed by electronic fund transfers, such as ACH transfers. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. EFTA requires that lenders make available loan payment methods other than automatic preauthorized electronic fund transfers, and prohibits lenders from conditioning the approval of a loan transaction on the borrower’s agreement to repay the loan through automatic fund transfers. Recently, the NACHA Board of Directors approved a change in the NACHA Operating Rules that requires ACH Originators to perform account validation as part of their commercially reasonable fraudulent transaction detection systems.
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

SoFi Technologies, Inc.

transactions and to provide electronic disclosures and other electronic communications to consumers, to obtain the consumer’s consent to receive information electronically.
Bank Secrecy Act.   We have implemented various anti-money laundering policies and procedures to comply with applicable federal anti-money laundering laws, regulations and requirements, such as designating a Bank Secrecy Act (“BSA”) officer, conducting an annual risk assessment, developing internal controls, independent testing, training, and suspicious activity monitoring and reporting. We apply the customer identification and verification program rules pursuant to the USA PATRIOT Act amendments to the BSA and its implementing regulations and screen certain customer information against the list of specially designated nationals and other lists of sanctioned countries, persons, and entities maintained by the Treasury Department’s Office of Foreign Assets Control (“OFAC”). Additionally, SoFi Digital Assets, LLC is registered with and regulated by the Financial Crimes Enforcement Network (“FinCEN”) as a money services business (“MSB”) with respect to its digital assets business activities. As an MSB, we are subject to FinCEN regulations implementing the BSA, which requires MSBs to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. Similarly, SoFi Bank is a financial institution under the BSA that is required to implement a risk-based anti-money laundering program, including customer identification procedures, currency transaction reporting, suspicious activity monitoring and reporting and other recordkeeping requirements. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program.
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
Other State Lending and Money Transmission Laws.   SoFi Lending Corp. will continue to service certain of our loans, and our money transmission activities will continue to be provided by SoFi Digital Assets, LLC. Consequently, in addition to applicable federal laws and regulations governing our operations, our ability to service loans through SoFi Lending Corp. in any particular state, and transmit money to or from any particular state, is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include fee limitations and disclosure and other requirements. Many states have adopted lending regulations that prohibit various forms of high-risk or sub-prime lending and place obligations on lenders to substantiate that a member will derive a tangible benefit from the proposed credit transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of

SoFi Technologies, Inc.

points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property. Many of these state lending and money transmitter laws are vague and subject to differing interpretation, which exposes us to some risks. The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which we may not be able to eliminate from our operations or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently-enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations.
Risk Retention Regulations.   Our balance sheet is impacted by the risk retention regulations adopted by the SEC that became effective for non-mortgage securitizations in 2016. These rules require issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets’ credit risk.
Marketing Regulations.   Our marketing and other business practices are subject to federal and state regulation and our expansion into new product offerings, including digital assets and exchange-traded funds under the SoFi Invest product, subject us to additional regulatory scrutiny. For example, we and the FTC entered the FTC Consent Order regarding savings calculations in our student loan refinancing advertisements. In addition, we are subject to the Federal Telephone Consumer Protection Act (“TCPA”), which regulates, among other things: (i) the use of automated telephone dialing systems to make certain calls or text messages to cellphones without prior consent, and (ii) certain calls and text messages to numbers properly registered on the federal do not call list without permission or an established business relationship, and the Federal CAN-SPAM Act and the Telemarketing Sales Rule, and analogous state laws, to the extent that we market credit or other products and services by use of email or telephone marketing.
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
SoFi Invest and SoFi Money.  SoFi Invest is the brand name for the following legal entities: SoFi Wealth LLC, SoFi Capital Advisors, LLC, SoFi Securities, and SoFi Digital Assets, LLC, each of which provides different products and services. We offer investment management services through SoFi Wealth LLC, an internet-based investment adviser and SoFi Capital Advisors, LLC, which provides portfolio management services for pooled investment vehicles that invest in asset-backed securitizations. Both SoFi Wealth LLC and SoFi Capital Advisors, LLC are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are subject to regulation by the SEC. SoFi Securities is an affiliated registered broker-dealer and FINRA member, and SoFi Digital Assets, LLC is a FinCEN registered MSB that also holds money transmitter or money service licenses in a majority of states and the District of Columbia. We offer cash management accounts, which are brokerage products, through SoFi Securities.
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
Our investment advisers and our broker-dealer have in the past been, and will in the future be, subject to periodic SEC examinations. Our investment advisers and our broker-dealer are also subject to other requirements under the Advisers Act and the Exchange Act, respectively, and related regulations. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act and the Exchange Act generally grant the SEC broad administrative powers, including the power to limit or restrict an investment adviser or our broker-dealer from conducting advisory or brokerage activities, respectively, in the event they fail to

SoFi Technologies, Inc.

comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser or broker-dealer, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members.
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
SoFi Securities is a broker-dealer that does not carry customer security accounts; rather, customer security accounts are carried by an unaffiliated broker-dealer that also clears transactions for these accounts and maintains segregated cash and investments pursuant to Rule 15c3-3 under the Exchange Act (the “Customer Protection Rule”). SoFi Securities carries customer cash accounts (i.e., the SoFi Money cash management accounts) that are subject to the Customer Protection Rule.
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
SoFi Securities is a Participant of DTC and is, therefore, subject to DTC’s regulatory regime, including applicable DTC rules and bylaws.
Moreover, through SoFi Securities, we are licensed to underwrite securities offerings and have served as a firm commitment underwriter of, or as selling agent on, registered equity securities offerings.
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

SoFi Technologies, Inc.

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
Regulation of Other Activities
Through the Company’s website and mobile app under the brand name “SoFi Protect”, we offer members access to multiple insurance products and services, which today include life insurance, auto insurance, homeowners insurance, renters insurance and cyber insurance. All such insurance products are offered through third-party insurance carriers, and may be made available to customers through Social Finance Life Insurance Agency LLC. Certain insurance products may be offered by outside insurance providers through a marketing arrangement with the Company. Social Finance Life Insurance Agency LLC is subject to certain state insurance brokering and agency statutes and regulations.
Privacy and Consumer Information Security
In the ordinary course of our business, we access, collect, store, use, transmit and otherwise process certain types of data, including personal information, which subjects us to certain federal, state and foreign privacy and information security laws, rules, industry standards and regulations designed to regulate consumer information and data privacy, security and protection, and mitigate identity theft. These laws impose obligations with respect to the collection, processing, storage, disposal, use, transfer, retention and disclosure of personal information, and, with limited exceptions, give consumers the right to prevent use of their personal information and disclosure of it to third parties. The GLBA requires us to disclose certain information sharing practices to consumers, and any subsequent changes to such practices, and provide an opportunity for consumers to opt out of certain sharing of their non-public personal information. This may limit our ability to share personal information with third parties for certain purposes, such as marketing. In addition, the CFPB is expected to issue a new rule regulating the disclosure of consumer information, which may limit our ability to receive or use personal information and other consumer information and records supplied by third parties, or share information with third parties. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected individuals and government authorities in the event of a data or security breach or compromise, including when a consumer’s personal information has or may have been accessed by an unauthorized person. These laws may also require us to notify relevant law enforcement, regulators or consumer reporting agencies in the event of a data breach. Some laws may also impose physical and electronic security requirements regarding the safeguarding of personal information.
On January 1, 2020, the California Consumer Privacy Act (“CCPA”) took effect, directly impacting our California business operations and indirectly impacting our operations nationwide. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. While personal information that we process that is subject to the GLBA is exempt from the CCPA, the CCPA regulates other personal information that we collect and process in connection with the business. Effective January 1, 2023, the California Privacy Rights Act (“CPRA”), which amends the CCPA, imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”) into law. The CDPA and the CPA were both effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Certain other state laws impose similar privacy obligations and, in many others, lawmakers have proposed laws that would be similar to the CCPA or CPRA. We anticipate that more states may enact comprehensive privacy legislation, which

SoFi Technologies, Inc.

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

Intellectual Property

We seek to protect our intellectual property by relying on a combination of federal, state and common law in the United States, as well as on contractual measures. We use a variety of measures, such as trademarks, trade secrets and patents, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures, a key part of our broader risk management strategy.
We have registered several trademarks, including but not limited to: (i) related to our name, “SoFi”, (ii) SoFi’s logo, (iii) our company motto “Get Your Money Right”, and (iv) certain SoFi products, such as “SoFi Money” and “SoFi Invest”. We believe our name, logo, motto and products are important brand identifiers for our members and enterprise partners. In addition, Galileo has been granted several patents.

SoFi Technologies, Inc.

Our Culture

We believe building a durable culture will be a key determinant in our ability to help our members get their money right and ultimately to achieve our mission. Creating great culture is a journey, not a destination. We challenge our employees to integrate each distinct SoFi value enumerated below into their work.

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
We have established the following guiding principles to help us achieve our goals:
•Embodying SoFi’s values across the entire organization to work to ensure everyone feels welcome, included and able to contribute;
•Integrating a diversity, equity and inclusion lens into everything we do;
•Guiding team members regarding where they are and where they are going — and giving them the tools and resources to get there;
•Supporting managers to become effective people leaders;
•Taking a principled approach to providing fair, relevant and competitive compensation and benefits to a dynamic workforce with diverse needs; and
•Leveraging data to better understand the employee experience, measure our success and innovate.
Diversity, Equity and Inclusion
Part of what makes SoFi a dynamic place to work is our commitment to living our core values, one of which is to “embrace diversity.” A diverse workforce enables us to collaborate, create and, ultimately, accomplish our mission of helping people achieve financial independence. Our Diversity, Equity and Inclusion (“DE&I”) objective is to create a company culture where every employee feels like they genuinely belong, are respected and valued, and can do their best work. In addition to this

SoFi Technologies, Inc.

being ingrained within our culture, we also see it as a competitive advantage. Our DE&I site features our ambitious goals to improve representation and the programs we have in place to meet and exceed these goals to both hold ourselves accountable and make this information easily accessible to the public.
Based on voluntary employee self-identification data by our U.S.-based workforce, as of January 1, 2023:
•43% of our workforce was comprised of employees who identify as female;
•57% of our workforce was comprised of individuals who identify as part of an underrepresented group (“URG”). We are committed to increasing our total population of URGs to 60% by the end of 2023;
•individuals who identify with a URG represented 48% of our full-time management positions (defined as people-manager and above). We are committed to increasing our URG representation in management positions to 50% by the end of 2023; and
•individuals who identify with a URG represented 63% of our executive workforce.
To help achieve these goals, we continue to focus on attraction, assessment, engagement and development at all levels. This means that we will work to achieve fair and transparent processes in talent assessment and hiring, performance management, career progression and retention across all stages of the employee lifecycle. As a foundation to this work, we have developed competency-based assessments for roles in marketing, operations and engineering to assist in reducing unconscious biases in both our hiring and promotion practices. We have also formalized a university hiring program and returning military program to ensure we are bringing in talent at all levels of the Company.
We are also working to create a stronger sense of inclusion and belonging for our employees in general with a lens on representation. We offer a targeted mentorship program for our URG population called SoFi GROW. We also work with our international offices to work to ensure our employees have access to our Employee Resource Groups (called SoFi Circles, some of which are further described below), and that we are taking into consideration local and regional differences as it pertains to DE&I.
The four key focus areas and associated programs outlined below enable us to create and sustain a culture where everyone feels valued, heard and has equal opportunity to thrive.

Goals	Programs
Enablement, Awareness and Education: Create awareness around how social identities contribute to our professional environment and our success
•Voluntary, confidential Employee Self Identification includes LGBTQ+, Persons with a disability, and Veterans
•Mandatory company-wide diversity trainings: Unconscious Bias, Building an Inclusive Culture, Bystander Intervention and Escalation, and Hiring the SoFi Way
•Learning and development opportunities: Manager Learning Series with a focus on our behavioral competencies that encompass knowledge, skills, attitudes and actions that distinguish excellent performers; LevelUp Series for all employees with a focus on career development, showing employees how their roles tie into the Company and its mission.

Access, Development and Network: Develop a connected workforce with high job satisfaction and engagement, and provide our allies with leadership development opportunities
•SoFi Circles (Employee Resource Groups): Internal groups that identify through a common culture or experience that builds community and empowerment for our employees
•SoFi GROW (URM Internal Mentorship Program): Seeks to inspire and elevate our most underrepresented communities at SoFi by fostering professional development and accelerating the path for allies to take action
•Explorer Program: Six-month development program designed to help our hourly operations employees learn new skills and promote internal mobility
•Manager Essential Training: Designed to provide new managers at SoFi with the tools and resources they need to create a supportive, inclusive work environment where their team can do their best work
•The Embracing Diversity Podcast: Monthly podcast to inform our broader SoFi community on important diversifying topics that aim to embrace inclusivity, belonging and awareness

SoFi Technologies, Inc.

Goals	Programs
Fairness and Clarity in Processes: Actively attempt to mitigate unconscious and conscious bias in the hiring process and in annual performance calibrations by working to ensure the processes are objective and inclusive

•Competency-based interviewing: Anchor our interview process to identify success competencies associated with each role versus informal interviews
•Employee trainings: Effective Leadership in a Remote World (for people managers), Unconscious Bias (required for all hiring teams), Managing within the Law (required for people managers) and Bystander Intervention and Escalation (required for all employees)
•Partnerships with national military organizations and universities to increase the diversity of our applicant pool

Accelerated Increase in Representation: We work to foster attraction, engagement and retention of underrepresented employees by increasing external brand awareness and supporting SoFi employee career development

•Increase accessibility and visibility of jobs by partnering with organizations like Diversity Jobs; partner with organizations like Latinas in Tech to attract and engage top talent
•Build relationships with diverse university students and military professionals through partnerships and direct recruitment
•Cultivate career development for employees through SoFi GROW mentorship and Explorer programs, as well as Meet our SoFi-ety initiative, where we can “meet” our employees who are part of these programs, and see how they are learning, growing and helping to transform the Fintech industry

We believe that a combination of these approaches will help increase the representation, engagement and retention of women, Black, Latinx, and all employees who identify as being from a URG across all levels, roles and business groups.
In order to stay accountable to our DE&I goals, we have expanded our accountability metrics to include retention, promotion and engagement alongside hiring, and we review these practices with each business leader quarterly to monitor progress. We actively track our self-reported URG/URM hiring rates against the total addressable market, the rate of our promotions of this population against their dominant peer group’s rate, as well as the rate of attrition, to monitor and try to help ensure we are not disproportionately losing URG/URM at a faster rate than our peer group.
In 2023, we are committed to building on this foundation by focusing on raising the voices of our URG/URM communities through an editorial program, which aims to: (i) get to the truth around the diverse experiences of the URG/URM communities at SoFi to make principles-based decisions to help provide further support and awareness across all levels of the organization, (ii) bridge quantitative and qualitative DE&I data gaps by providing an opportunity to hear directly from sources in different avenues on their experiences, and (iii) put words into action regarding DE&I at SoFi and help further curate an environment where transparency, authenticity and inclusivity are the focal points of the strategies we implement. We also plan to launch a formalized internal mobility program to work to ensure career coaching, advocacy and development.
Training and Manager Excellence
We believe strongly in investing in our employees and this is a focus throughout the employee lifecycle. Great care is taken to onboard new hires and set them up for success, both in terms of a broad understanding of SoFi’s mission, values, strategic points of differentiation and products, as well as role-specific learning. To this end, throughout the year we offer ongoing learnings, including: weekly company-level All Hands meetings, monthly programming on a diverse range of topics spanning general business updates to developmental topics, such as financial and personal wellness, and other opportunities for learning from internal and external speakers. To enable continuous learning, we have deployed an online training platform, which offers thousands of courses and training sessions, ranging from skill development to manager resources. The training sessions consist of live training, speakers and targeted learning content.
We also offer ongoing learning opportunities for our people managers to ensure they are well equipped to support their employees. In addition to training on our compensation philosophy and tools, manager effectiveness and other basic ongoing processes administered by the People team, we also employ a seven-week manager onboarding program. This program covers a variety of topics, including DE&I, how to give effective feedback, a recruiting overview and best practices and various other components to set new leaders at SoFi up for success. Within our online training platform, we developed a manager excellence series, ranging over six identified competencies.
Compensation
Our compensation programs are designed to attract, retain and motivate talented, deeply qualified and committed individuals who believe in our mission, while rewarding employees for long-term value creation. We have a pay-for-

SoFi Technologies, Inc.

performance culture in which employee compensation is aligned to Company performance, as well as individual contributions and impact. Our equity program aligns employee compensation to the long-term interests of our shareholders, while encouraging them to think and act like owners. As we continue to evolve our programs and practices, we strive for a fair, competitive, transparent and equitable approach in recognizing and rewarding our employees.
Employee Benefits
The health and wellness of our employees and their families is integral to SoFi’s success. We have a comprehensive benefits program to support the physical, mental and financial well-being of our employees. We have one core medical plan in which SoFi pays 100% of the monthly premium and additional medical plans with premiums that are significantly subsidized. In addition to core medical, we offer fertility and maternity benefits to help employees who are looking to grow their family, including a reimbursement solution for eligible family building expenses, a paid parental leave benefit, as well as a partially subsidized back-up family care benefit. To support the mental health of our employees, we offer a benefit that allows our employees to meet with coaches and clinical care providers at no cost to them. Our tuition reimbursement and student loan repayment programs provide financial support to our employees that allows them to advance their education and pay off existing student loan debt.
Our benefits package also includes, among other things, basic life insurance and supplemental life insurance, short-term and long-term disability insurance, a Section 401(k) retirement savings plan, and competitive paid time off. Additionally, our program SoFi Gives is a benefit that provides eligible employees with paid time off to engage in volunteer opportunities within their communities.
We now offer our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains 100% voluntary, unless a person’s role requires them to be on site to do their job. Additionally, we introduced additional programs focused on childcare as well as support specific to balancing the demands of work and personal family needs. An additional benefit was the introduction of “SoFridays,” where exempt employees are encouraged to end their work week at 2:00 pm local time each Friday.
Employees
As of December 31, 2022, we employed approximately 4,200 employees, of which approximately 69% were located in the United States and 31% were located internationally. None of our employees are currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationship with our employees to be very strong and have not historically experienced any work stoppages.

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

SoFi Technologies, Inc.

Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, references in this section and elsewhere in this Annual Report on Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue or our future prospects. The material and other risks and uncertainties summarized in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

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
•the loss of one or more significant purchasers of our loans or one or more significant technology platform partners or clients;
•impact of macroeconomic factors, including regulatory responses, elevated and fluctuating inflation, supply shortages, economic uncertainty and impacts from the COVID-19 pandemic or its abatement;
•failure of third-party service providers or systems on which we rely or, in the event we move certain services or systems in-house, our ability to successfully perform those services or implement and operate those systems;
Risks Related to Market and Interest Rates
•cost and availability of funding in the capital markets and fluctuations in interest rates;
•higher than expected payment speeds of loans or longer holding periods of loans could negatively impact our returns as the holder of the residual interests in securitization trusts;
•decreased demand for certain lending products in the face of high interest rates, such as student loans and home loans;
•transition away from the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark reference and financial risks that cannot be eliminated by our hedging activities, which carry their own risks;
Risks Related to Strategic and New Products
•potential and recent acquisitions that require significant attention, disrupt our business and adversely affect our financials;
•our failure to innovate or respond to evolving technological or other changes;
•an increase in fraudulent activity, particularly in connection with our personal loans product, SoFi Credit Card and SoFi Checking & Savings;
•increased business, economic and regulatory risks from continued expansion abroad;

SoFi Technologies, Inc.

Credit Market Related Risks
•worsening economic conditions, including general economic uncertainty, elevated and fluctuating inflation and interest rates, market volatility, the cyclical nature of our industry and ability to maintain expected levels of liquidity;
•our inability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•the discharge of qualified student loans in certain circumstances;
•the failure of our third-party service providers to perform various functions related to the origination and servicing of loans;
•the failure of our third-party home loan fulfillment partner to provide fulfillment services for home loans we originate;
•financial issues or liquidity issues experienced by our technology platform partners or clients that could result in termination of, or inability to pay for, their services;
Risks Related to Funding and Liquidity
•our ability to retain, increase or secure new or alternative financing, including through deposits, to finance our business and the receivables that we originate or other assets that we hold;
•termination of one or more of our warehouse facilities on which we are highly dependent;
•increases in member loan default rates or possibility of being required to retain or repurchase loans or indemnify the purchasers of our loans;
Regulatory, Tax and Other Legal Risks
•our exposure to evolving laws, rules, regulations and government enforcement policies, including further extensions of the student loan payment moratorium, federal or state loan forgiveness programs, such as the federal student loan forgiveness measures announced by President Biden, expansion of the federal student loan income-driven repayment plan, and potential enforcement actions, litigation, investigations, exams or inquiries or impairment of licenses;
•our ability to effectively mitigate risk exposure;
•changes in business, economic or political conditions;
•failure to comply with laws and regulations, including related to banks and bank holding companies, consumer financial protection, anti-money laundering, anti-corruption or privacy, information security and data protection;
•application of regulations and supervision under banking laws;
•our ability to efficiently protect our intellectual property rights;
•failure to comply with open source licenses for open source software included in our or any of our subsidiaries’ platforms;
•the risk that we are, or any of our subsidiaries is, determined to have been subject to registration as an investment company under the Investment Company Act;
Personnel and Business Continuity Risks
•the loss of key management members or key employees, or an inability to hire key personnel;
•increased business continuity and cyber risks due to our primarily remote workforce;
•natural disasters, power outages, telecommunications failures, man-made problems and similar events;
•employee misconduct;
Risk Management and Financial Reporting Risks
•our ability to establish and maintain proper and effective internal control over financial reporting and risk management processes and procedures;
•adjustments to the total number of members in the event a member is removed in accordance with our terms of service may not be reflected in the current period;
•changes in accounting principles generally accepted in the United States;
•regulatory obligations as a result of our business combination with a special purpose acquisition company that may impact us differently than other publicly traded companies;
•incorrect estimates or assumptions by management in connection with the preparation of our financial statements;

SoFi Technologies, Inc.

Information Technology and Data Risks
•breach or violation of law by a third party on which we depend;
•cyberattacks and other security breaches or disruptions of our systems or third-party systems on which we rely, including disruptions that may impact our ability to collect loan payments and maintain accurate accounts, or our ability to provide services to our technology platform partners and clients;
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

Business, Financial and Operational Risks

We operate in rapidly evolving industries, and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult for us to successfully identify and address the risks and uncertainties we face.
We operate in rapidly evolving industries which may make it difficult to quickly identify risks to our business and evaluate our future prospects. In addition, we have limited experience offering deposit accounts, investment services and technology solutions, and operating internationally. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In addition to the recent events above, we face numerous challenges to our success, including our ability to:
•increase or maintain the number, volume and types of, and add new features to, the loans we extend to our members as the market for loans evolves, including in light of extensions of the student loan payment moratorium and the introduction of federal student loan forgiveness measures and expansion of federal student loan income-driven repayment options announced by President Biden, and as we face new and increasing competitive threats;
•increase the number of members utilizing our non-lending products, including our direct deposit feature, and maintain and build on the loyalty of existing members by increasing their use of new or additional products;
•successfully maintain and enhance our diversified funding strategy, including through securitization financing from consolidated and nonconsolidated VIEs, whole loan sales, debt warehouse facilities and deposits;
•further establish, diversify and refine our checking and savings, investment and brokerage offerings to meet evolving consumer needs and preferences;
•offer an attractive annual percentage yield on our deposits compared to our competitors and manage rising deposit costs;
•diversify our revenue streams across our products and services;
•favorably compete with other companies and banks, including traditional and alternative technology-enabled lenders, financial service providers, broker-dealers, and technology platform-as-a-service providers;
•realize the benefits of operating a bank;
•introduce new products or other offerings to meet the needs of our existing and prospective members or to keep pace with competitive lending, checking and savings, investment, technology and other developments;
•maintain or increase the effectiveness of our direct marketing, and other sales and marketing efforts;
•successfully navigate economic conditions and fluctuations in the credit markets, including elevated and fluctuating inflation, rising interest rates, recessionary pressures and economic uncertainty;
•continue to add new partners and new products to existing partners in our technology platform-as-a-service business;
•successfully identify financial issues or liquidity issues experienced by our technology platform partners or clients that could result in termination of, or their inability to pay for, our technology platform services;
•successfully diversify our technology platform partners and clients into new industry verticals and new geographies;

SoFi Technologies, Inc.

•successfully identify a slowdown or acceleration in the business growth of our technology platform partners and clients to ensure aligned costs and capabilities;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including ongoing impacts from the COVID-19 pandemic, continued government efforts to curb inflation, which may impact the overall economy and affect demand for our products and services, and the ongoing war in Ukraine;
•maintain successful relationships with our governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies; and
•anticipate and react to changes in an evolving regulatory and political environment.
We may not be able to successfully address the risks and uncertainties we face, which could negatively impact our business, financial condition, results of operations, cash flows and future prospects.
We have a history of losses, and may not achieve profitability in the future and there is no assurance that our revenue and business model will be successful.
We have a history of net losses. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and new products and services in order to enhance our brand recognition and our value proposition to our members, prospective members and partners and clients in our technology platform business, and these additional costs will create further challenges to generating near term profitability. Our general and administrative expenses have and may in the future increase to meet the increased compliance and other requirements associated with operating as a public company and a bank holding company, operating a bank, and evolving regulatory requirements. See “Regulatory, Tax and Other Legal Risks—As a bank holding company, we are subject to extensive supervision and regulation, and changes in laws and regulations applicable to bank holding companies could limit or restrict our activities and could have a material adverse effect on our operations.”
We are continuously refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage with more products across our platform, a strategy we refer to as the Financial Services Productivity Loop, and, with respect to our Technology Platform segment, adoption by partners and clients of additional platform-as-a-service offerings. There is no assurance that our revenue and business model or any changes to our revenue and business model to better position us with respect to our competitors will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses and not achieve future profitability or, if achieved, we may be unable to maintain such profitability, due to a number of reasons, including the risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications and delays, differences between our assumptions and estimates and results, further deterioration in macroeconomic conditions and other unknown events.
We have experienced rapid growth in recent years, including through the addition of new lines of business and into new geographies, which may place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, as well as operating as a bank holding company, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments, both domestically and internationally, relating to existing and projected business activities. Our future growth will depend on, among other things,

SoFi Technologies, Inc.

our ability to maintain an operating platform and management system able to address such growth, and our ability to grow and optimize deposit balances, and will require us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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
•the continued growth and engagement of our member base;
•our ability to monetize our member base, including through the use of additional products by our existing members;
•our ability to acquire members at a lower cost; and
•our ability to increase the overall value to us of each of our members while they remain on our platform (which we refer to as a member’s lifetime value).
We expect our competition to continue to increase, as there are no substantial barriers to entry to certain of the markets we serve. Some of our current and potential competitors have longer operating histories, particularly with respect to our financial services products, significantly greater financial, technical, marketing and other resources and a larger customer base than we do. This allows them to potentially offer more competitive pricing or other terms or features, a broader range of financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in member preferences. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract current or potential members away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or our ability to capitalize on market opportunities.
We currently compete at multiple levels with a variety of competitors, including:
•other personal loan, student loan refinancing, in-school student loan and home loan lenders, including other banks and other financial institutions, as well as credit card issuers, that can offer more competitive interest rates or terms;
•banks and other financial institutions, with respect to our checking and savings accounts;
•rewards credit cards provided by other financial institutions, with respect to our SoFi Credit Card;
•other brokerage firms, including online or mobile platforms, and other companies, with respect to our SoFi Invest accounts;
•other technology platforms with respect to the enterprise services we provide, such as technology products and solutions via Galileo and Technisys;
•other content providers for subscribers to our financial services content, including content from alternative providers available to our subscribers through our Lantern Credit service, which is a financial services aggregator providing marketplace lending products, and various enterprise partnerships; and
•other financial services firms offering employers a comprehensive platform for employees to build financial well-being through student loan and 529 educational plan contributions, educational tools, and financial resources, all of which we provide through SoFi At Work.
We believe that our ability to compete depends upon many factors both within and beyond our control, including, among others, the following:
•the size, diversity and activity levels of our member base and technology platform partners and clients;
•our ability to introduce successful new products and services, or to iterate and innovate on existing products or services, to satisfy evolving member and technology platform partner and client preferences or to keep pace with market trends;

SoFi Technologies, Inc.

•our ability to diversify our revenue streams across our products and services;
•the timing and market acceptance of our products and services, including developments and enhancements to those products and services, offered by us and our competitors;
•member and technology platform partner and client service and support efforts;
•selling, marketing and promotional efforts;
•our ability to compete on price, particularly with respect to the SoFi Invest product where demand for our products and services may be affected if we are unable to compete with other brokerages on price;
•the ease of use, performance, price and reliability of solutions developed either by us or our competitors;
•our ability to attract and retain talent;
•changes in economic conditions and regulatory and policy developments;
•our ability to successfully operate a national bank, grow deposits and realize the potential benefits to our members;
•our ability to successfully scale our products and services and execute on our Financial Services Productivity Loop strategy and our other business plans, including successfully diversifying our technology platform partners and clients into new industry verticals and new geographies;
•general market conditions and their impact on our liquidity and ability to access funding;
•the impact of macroeconomic conditions, including the impacts from the COVID-19 pandemic and current efforts to curb inflation and related developments on the lending and financial services markets we serve; and
•our brand strength relative to our competitors.
Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenues and results of operations could be adversely affected if we, for example, increase marketing or other expenditures or make new expenditures in other areas. Competitive pressures could also result in us reducing the annual percentage rate on the loans we originate, increasing the annual percentage rate we pay on the SoFi Checking and Savings product, incurring higher member or technology platform partner and client acquisition costs, or make it more difficult for us to grow our loan originations in both number of loans and volume for new as well as existing members or expand the adoption of additional products by our current, or acquire new, technology platform partners and clients. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Our future growth depends significantly on our branding and marketing efforts, and if our marketing efforts are not successful or we receive negative publicity, our business and results of operations will be harmed.
We have invested significantly in our brand and believe that maintaining and enhancing our brand identity is critical to our success. Our ability to attract members depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, out-of-home, direct mail, lifecycle marketing and television and radio advertising. Our ability to compete for, attract and maintain members, lending counterparties, marketing partners and other partners relies to a large extent on their trust in our business and the value of our brand. While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brand, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members on our platform. If we are unable to recover our marketing costs through increases in the size, value or the overall number of loans we originate, or member selection and utilization of other SoFi products such as SoFi Checking and Savings, SoFi Invest and SoFi Credit Card, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. In addition, negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information, data breaches, matters related to or affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not. Negative publicity or allegations could reduce demand for our products, result in a decrease in the price of our stock, undermine the loyalty of our members and the confidence of our lending counterparties and technology platform partners and clients, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater regulatory scrutiny, all of which could lead to the attrition of our members, lending counterparties, technology platform partners and clients and harm our results of operations. In addition, we and our officers, directors and/or

SoFi Technologies, Inc.

employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against such claims.
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our business, results of operations, and financial condition.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and has increased substantially because of our size and profile in the financial services industry. Negative public opinion about the financial services industry generally or us specifically could adversely affect our reputation and our ability to keep and attract customers. Negative public opinion could result from our actual or alleged conduct in any number of activities, including sales and marketing practices; home loan or other consumer lending practices; loan origination or servicing activities; mortgage foreclosure actions; management of client accounts or investments; lending, investing or other business relationships; identification and management of potential conflicts of interest from transactions; obligations and interests with and among our members or customers; environmental, social and governance practices; litigation or regulatory actions taken by us or to which we are a party; regulatory compliance; risk management; incentive compensation practices; and disclosure, sharing or inadequate protection or improper use of member or customer information, and from actions taken by government regulators and community or other organizations in response to that conduct. Although we have policies and procedures in place intended to detect and prevent conduct by employees and third-party service providers that could potentially harm members or customers or our reputation, there is no assurance that such policies and procedures will be fully effective in preventing such conduct. Furthermore, our actual or perceived failure to address or prevent any such conduct or otherwise to effectively manage our business or operations could result in significant reputational harm. Moreover, actions by the financial services industry generally or by certain members or individuals in the industry also can adversely affect our reputation.
Legislative and regulatory policies and related actions in connection with student loans could have a material adverse effect on our student loan portfolios.
In recent years, there has been increased focus by policymakers on outstanding federal student loans, including, among other things, on the total volume of outstanding loans and on the number of loans outstanding per borrower. In response, there has been discussion of potential legislative and regulatory actions and other possible steps to, among other things:
•permit private education loans such as our refinanced student loan and in-school student loan products to be discharged in bankruptcy without the need to show undue hardship;
•amend the federal postsecondary education loan programs, including to reduce interest rates on certain loans, to revise repayment plans, to make income-driven repayment plans more attractive to borrowers, to implement broader loan forgiveness plans, to provide for refinancing of private education loans into federal student loans at low interest rates, to reduce or eliminate the Grad PLUS program (which authorizes loans that comprise a substantial portion of our student loan refinancing business) and to provide for refinancing of existing federally held student loans into new federal student loans at low interest rates;
•require private education lenders to reform loan agreements to provide for income-driven repayment plans and other payment plans; and
•make sweeping changes to the entire cost structure and financial aid system for higher education in the U.S., including proposals to provide free postsecondary education.
For example, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness of $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than $125,000 annually and certain changes to income-driven repayment plans for student loans. Legal challenges to the relief measures are undergoing a review by the U.S. Supreme Court, with arguments recently heard on February 28, 2023 and a decision expected by mid-2023. In response to the legal challenges to his relief measures, President Biden announced an additional extension of the federal student loan payment moratorium until 60 days after the Supreme Court rules on the legality of the debt forgiveness plan or June 30, 2023, whichever is earlier. Whether the U.S. Supreme Court will overrule President Biden’s relief measures and, if it does, whether President Biden will further extend the payment moratorium or advance new student loan forgiveness measures remains unknown. The timing and impact to our student loan refinancing product will largely depend on the timing of execution or cancellation of such relief measures, the end of the payment moratorium, and the interest rate environment. If in the future, student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. In addition,

SoFi Technologies, Inc.

proposals to make student loans dischargeable in bankruptcy or similar proposals could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “Regulatory, Tax and Other Legal Risks—Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume”.
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
We sell a significant percentage of our personal loans, student loans and home loans to a concentrated number of whole loan purchasers. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors, prevailing interest rates and a change in business plan, liquidity or strategy by the purchaser. If any of these purchasers significantly reduces the dollar amount of the loans it purchases from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may require us to reduce originations or hold additional loans on balance sheet and may reduce our flexibility in making financing decisions. In addition, the loss of one or more significant purchasers of our loans could increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans we hold on balance sheet. This may have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.
Galileo and Technisys depend on a small number of clients, the loss or disruptions in operations of any of which could have a material adverse effect on their businesses and financial results, and negatively impact our financial results and results of operations.
Galileo and Technisys’ clients are highly concentrated. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of customers, including the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of the client to a competitor, harm to that client’s reputation or financial prospects or other reasons, including adverse general economic conditions affecting Galileo and Technisys clients many of which are fintechs and other financial services firms. In addition, disruptions in the operations of certain of Galileo’s key clients have in the past disrupted Galileo’s operations, and any future disruptions in the operations of any key Galileo or Technisys clients could be material and have an adverse impact on our results of operations.
We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.
We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as Amazon Web Services (“AWS”), internet service providers, payment services providers, market and third-party data providers, regulatory services providers, clearing systems, market makers, exchange systems, banking systems, co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our members and support or carry out certain functions. For example, to provide our checking and savings account, cash management account, credit card and other products and services, we rely on third parties that we do not control, such as payment card networks, our acquiring and issuing processors, payment card issuers, various financial institution partners, systems like the ACH, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds, and the provision of information and other elements of our services. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, digital assets quotes, research reports and other fundamental data that we provide to our members. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business.

SoFi Technologies, Inc.

Further, we may, from time to time, decide to modify or terminate relationships with third-party service providers and to perform certain functions and/or services internally. For example, we have historically used a third party bank to issue the SoFi Money debit cards and sponsor access to debit networks for payment transactions, funding transactions and associated settlement of funds, and sponsor and support ACH, check and wire transactions along with associated funds settlement. While we continue to utilize that third party bank for certain services, in the fourth quarter of 2022, SoFi Bank gained direct access to debit networks and began to directly perform certain services previously sponsored by the third party bank. SoFi Bank is new to providing these services and there is no guarantee it will be able to perform them satisfactorily. The migration of such functions and/or services may introduce additional risks and could cause disruption to our business.
Our third-party service providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks.
Any failure or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased member satisfaction and increase member attrition, subject us to member complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of members, technology platform partners and clients, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.
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
In connection with the issuance of the notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of the notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the Capped Call Transactions, the Capped Call Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the notes.

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
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including the ongoing war in Ukraine, terrorism or other geopolitical events which may affect our results of operations. For example, although we do not have operations in Ukraine or Russia, the ongoing war in Ukraine has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels.
Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our members reducing their engagement with our platform. In addition, such significant downturns may

SoFi Technologies, Inc.

cause funding and liquidity concerns for our current and prospective technology platform partners and clients reducing their adoption and use of our platform-as-a-service products. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations. In addition, a prolonged weakness in the U.S. equity markets or a general extended economic downturn could cause our members or technology platform partners or clients to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing members or technology platform partners or clients and potential new members or partners or clients to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates multiple times in 2022, once in early 2023, and is expected to continue to raise rates further in 2023. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; and (iv) the mix of lending products we originate. See “Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.
Interest rate increases and other actions, including balance sheet management, lending facilities, the Federal Reserve’s exit from quantitative easing, and similar actions taken by the Federal Reserve or other central banks, are beyond our control and difficult to predict. These actions affect interest rates and the value of financial instruments, increase the likelihood of a more volatile market, a further appreciating U.S. dollar and negative growth in gross domestic product, and affect other assets and liabilities and can impact our members. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes to existing laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our technology platform partners and clients, our counterparties and our earnings and operations. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union (the “EU”)) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of duties and tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
Any of these developments could adversely affect our business, our members, our technology platform partners and clients, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, our liquidity and our results of operations.
We primarily utilize a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We primarily utilize a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by rising interest rates combined with longer periods during which we may hold loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet. However, bank deposits and corporate cash have not historically been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by rising inflation, the COVID-19 pandemic and the war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could

SoFi Technologies, Inc.

make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential economic uncertainty, including, but not limited to, changing U.S. consumer spending patterns, elevated and fluctuating inflation, increasing interest rates, and weakening wage growth and employment levels. For example, the Federal Reserve has increased interest rates multiple times in 2022, once in early 2023, and is expected to continue to raise rates further in 2023. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in a rising interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. We have similarly experienced lower demand for refinanced student loans due to the moratorium on federal student loan payments. We may shift our focus to personal loan origination to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and an increase in the amount of personal loans that we originate may increase the inherent risk in our overall portfolio. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
Additionally, an inflationary environment combined with a competitive labor market and decreases in the market value of our equity awards could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we may be required to increase our operating costs or risk losing skilled workers to competitors. See “Personnel and Business Continuity Risks—The job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce” for more information on the risks posed by a competitive labor market.
Fluctuations in interest rates could negatively affect the demand for our SoFi Checking and Savings product.
Falling or low interest rates, which we have experienced in the past and may again in the future, despite currently rising rates, may have a negative impact on the demand for our SoFi Checking and Savings product. SoFi Checking and Savings provides members a digital banking experience that offers a variable annual percentage yield, which is at our discretion. If we are not able to offer competitive interest rates on deposit accounts, demand for our SoFi Checking and Savings product may decrease, which may impact our ability to access deposits as a more cost-effective source of funding for our loans. Although we are currently in a rising interest rate environment, there is no guarantee we will remain so and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Higher than expected payment speeds of loans could negatively impact our returns as the holder of the residual interests in securitization trusts holding personal and student loans. These factors could materially alter our net revenue or the value of our residual interest holdings.
The rate at which borrowers prepay their loans can have a material impact on our net revenue and the value of our residual interests in securitization trusts. Prepayment rates are subject to a variety of economic, social, competitive and other factors, including fluctuations in interest rates, availability of alternative financings, regulatory changes affecting the student loan market, the home loan market, consumer lending generally and the general economy, including changing expectations for inflation and deflation.

SoFi Technologies, Inc.

While we anticipate some variability in prepayment rates, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity and net revenue. For example, when as a result of unanticipated prepayment levels, loans within a securitization trust amortize faster than originally contracted due to prepayments, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net revenue may decrease, inclusive of the diminished value of any retained residual interest by us in the trust.
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
LIBOR has served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. Prior to December 31, 2021, we typically used USD LIBOR as the reference rate for the securities issued under certain of our securitizations (such as student loan securitizations), certain secured and unsecured financing facilities (such as our loan warehouse facilities, risk retention facilities and revolving credit facility), certain hedging arrangements, and our Series 1 Redeemable Preferred Stock dividends. LIBOR was set based on interest rate information reported by certain banks, which stopped reporting such information after 2021. After December 31, 2021, the ICE Benchmark Administration Limited (the “IBA”), the administrator of LIBOR, ceased publishing one-week and two-month USD LIBOR, in addition to certain other non-USD tenors. In November 2022, the Financial Conduct Authority (“FCA”) issued a consultation paper stating that the overnight, one-month, three-month, six-month and twelve-month LIBOR tenors will continue to be published until June 30, 2023. In the same consultation paper, the FCA proposed to require publication of the one-month, three-month and six-month LIBOR on a non-representative, synthetic basis (that is, calculated based on the use of a term rate using the Secured Overnight Financing Rate (“SOFR”)) until the end of September 2024. A final decision from the FCA on the status of a synthetic version of these LIBOR tenor settings beyond June 30, 2023 is expected in early 2023. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the U.S., in which the Federal Reserve will recommend benchmark replacement rates for residual exposures after June 2023 which continue to have no or insufficient fallback provisions. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
In the fourth quarter of 2021, we began to use SOFR (the rate recommended by the Federal Reserve in conjunction with the Alternative Reference Rates Committee as the recommended risk-free reference rate for the U.S.) as the pricing index on all new variable-rate loan originations, and on applicable new warehouse facility agreements and other financial instruments. We also continue to transition existing warehouse facility lines to SOFR or another representative alternative reference rate. Our derivative agreements are governed by the International Swap Dealers Association, which established a 2020 IBOR Fallbacks Protocol and supplement that became effective in January 2021, as well as additional subsequent supplements, to allow counterparties to modify legacy trades to reference amended standard definitions inclusive of the new fallback language. However, most of these legacy financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments.
We expect to transition these agreements, along with continuing to transition other financial instruments, from USD LIBOR to SOFR or other representative alternative reference rates largely during 2023. Our loan agreements generally allow us to choose, subject to agreement with the lender, a new alternative reference rate based upon comparable information if the current index is no longer available.
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

SoFi Technologies, Inc.

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
We continue to use, and may in the future use, financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in interest rates, or for other reasons that we deem appropriate. In particular, we expect our interest rate risk to increase with our home loans business. However, any current and future hedges we enter into will not completely eliminate the risk associated with fluctuating interest rates and our hedging activities may prove to be ineffective.
The success of our hedging strategy will be subject to our ability to correctly assess counterparty risk and the degree of correlation between the performance of the instruments used in the hedging strategy and any changes in interest rates, along with our ability to continuously recalculate, readjust and execute hedges in an efficient and timely manner. Therefore, though we may enter into transactions to seek to reduce risks, unanticipated changes may create a more negative consequence than if we had not engaged in any such hedging transactions. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the instruments being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. Any failure to manage our hedging positions properly or inability to enter into hedging instruments under acceptable terms, or any other unintended or unanticipated economic consequences of our hedging activities, could affect our financial condition and results of operations.
Our financial condition and results of operations have been and may continue to be adversely impacted by the COVID-19 pandemic.
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. The COVID-19 pandemic has had and could continue to have a material adverse effect on the value, operating results and financial condition of our business.
The COVID-19 pandemic has caused changes in consumer and student behavior, as well as economic disruptions. Although government mandates to restrict daily activities have been lifted in the U.S. and the Biden Administration recently announced that it intends to end the U.S. national emergency and public health emergency declarations on May 11, 2023, recovery varies globally and the effects of the COVID-19 pandemic continue to evolve. For example, lockdowns to contain the spread of COVID-19 in China, which have only recently been loosened, impacted the global macroeconomic environment. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have occurred in the past and may occur in the future. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. The reinstatement and subsequent lifting of these measures may occur periodically, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our members, other customers and partners.
See “Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally” and “Management’s Discussion and Analysis of our Financial Condition and Results of Operations—Key Business Metrics” and “—Consolidated Results of Operations” for further discussion of the impact of the COVID-19 pandemic and macroeconomic conditions in recent periods on our business and operating results. The COVID-19 pandemic and any further deterioration in macroeconomic conditions, and their impact, may also have the effect of heightening many of the other risks described herein.

SoFi Technologies, Inc.

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
•integration of the acquired company’s accounting, management information, human resources, third-party risk management and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, information security safeguards, procedures and policies, including third-party risk management practices;
•potential write-offs or impairments of intangible assets, goodwill or other assets recognized in connection with the acquisition;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties; and
•known and unknown regulatory compliance risks resulting from geographic expansion, including elevated risk factors for tax compliance, money laundering controls, and supervisory controls oversight.
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
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, service member accounts, provide our technology platform-as-a-service to partners and clients and introduce new products, which both fosters innovation and introduces new potential liabilities and risks. For example, in 2022, Galileo expanded its Galileo Payment Risk Platform jointly with DataVisor to offer its partners an updated, robust platform for fraud and risk management. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member and technology platform partner and client experience, members’ and partners’ demand for our products may decrease and our growth and operations may be harmed.

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

SoFi Technologies, Inc.

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
•political, social and/or economic instability or military conflict;
•risks related to governmental regulations in foreign jurisdictions, including regulations relating to privacy, and unexpected changes in regulatory requirements and enforcement;
•fluctuations in currency exchange rates and global market volatility;
•higher levels of credit risk and fraud;
•enhanced difficulties of integrating foreign acquisitions;
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

Credit Market Related Risks

We operate in a cyclical industry. In an economic downturn, member default rates may increase, there may be decreased demand for our products, and there may be adverse impacts to our business.
Recent government actions to curb inflation may cause the economy to enter into a recession, the length and severity of which cannot be predicted. Such uncertainty and similar negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments, lending decisions or technology platform partner and client selections. Any of these factors could have a detrimental impact on our financial performance and liquidity.
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
The longevity and severity of a downturn or recession will also place pressure on lenders under our debt warehouses, whole loan purchasers and investors in our securitizations, each of whom may have less available liquidity to invest in our loans, and long-term market disruptions could negatively impact the securitizations market as a whole. Although certain of our debt warehouses contain committed terms, there can be no assurance that our financing arrangements will remain available to

SoFi Technologies, Inc.

us through any particular business cycle or be renewed on the same terms. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.
Our Technology Platform segment is also susceptible to worsening economic conditions that place financial stress on our current partners using our platform-as-a-service products and services and potential new partners interested in such services. These partners and potential partners may experience liquidity and other financial issues or strategically slowdown growth any of which could lead them to decrease or terminate their use of our technology platform services or delay or reject implementation of new or expanded products and services. Any such actions with respect to our technology platform products and services could have an adverse impact on our business.
There can be no assurance that economic conditions will be favorable for our business, that interest in purchasing our loans by financial institutions or investment by partners in our platform-as-a-service products and services will remain at current levels, or that default rates by our members will not increase. Reduced demand or lower prices or a lower advance rate for our products from institutional whole loan purchasers, securitization investors and warehouse lenders and technology platform partners and clients and increased default rates by our members may limit our access to capital, including debt warehouse facilities and securitizations, and negatively impact our profitability. These impacts, in addition to limiting our access to capital and negatively impacting our profitability, could also, in turn, increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans and credit card receivables we hold on balance sheet and consequently have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.
If we do not make accurate credit and pricing decisions or effectively forecast our loss rates, our business and financial results will be harmed, and the harm could be material.
In making a decision whether to extend credit to prospective or existing members, we rely upon data to assess our ability to extend credit within our risk appetite, our debt servicing capacity, and overall risk level to determine lending exposure and loan pricing. If the decision components, rapidly deteriorating macroeconomic conditions or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made, which will negatively affect our financial results. If our credit decisioning strategy fails to adequately predict the creditworthiness of our members, including a failure to predict a member’s true credit risk profile and ability to repay their loan or credit card balance, higher than expected loss rates will impact the fair value of our loans and credit card receivables. Additionally, if any portion of the information pertaining to the prospective member is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses, including losses attributed to fraud. Furthermore, we rely on credit reporting agencies to obtain credit reports and other information we rely upon in making underwriting and pricing decisions. If one of these third parties experiences an outage, if we are unable to access the third-party data used in our decision strategy, or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict credit losses inherent in our loan portfolio, which would negatively impact our results of operations, which could be material.
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

SoFi Technologies, Inc.

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
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if a debtor files an adversary claim and the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. Further, bills have been introduced in Congress that would make student loans dischargeable in bankruptcy to the same extent as other forms of unsecured credit without regard to a hardship analysis. For example, in October 2022, then House Judiciary Chair Jerrold Nadler and Representative David Cicilline introduced the Student Borrower Bankruptcy Relief Act of 2022, which would eliminate the section of the U.S. bankruptcy code that makes private and federal student loans non-dischargeable through bankruptcy. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws in the future than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations. See “Business, Financial and Operational Risks—Legislative and regulatory policies and related actions in connection with student loans could have a material adverse effect on our student loan portfolios”.
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
We service all of the personal loans we originate and have limited loan servicing experience, and we rely on third-party service providers to service our student loans, home loans and credit cards, and to perform various other functions in connection with the origination and servicing of certain of our loans. If a third-party service provider fails to properly perform these functions, our business and our ability to service our loans may be adversely affected.
We service all of the personal loans we originate, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and our GSE conforming home loans that we do not sell servicing-released, to perform certain back-up servicing functions with respect to our personal loans, and to service all of our credit cards. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including underwriting, fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
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
We rely on a third-party service provider to fulfill all of the home loans that we originate, and to perform various other functions in connection with the origination of our home loans. If we terminate or replace this third-party service provider or it fails to properly perform these functions or ceases to exist, our home loans business may be adversely affected.
We currently use a single third-party service provider to fulfill all of the home loans we originate. In the event that our third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to originate home loans will suffer and our business, cash flows and future prospects may be negatively impacted. Additionally, if we were to terminate or replace our home loans third-party fulfillment partner and migrate to a new partner or to performing fulfillment services ourselves, or if our home loans third-party fulfillment partner were to cease to exist, to become a debtor in a bankruptcy or an insolvency proceeding or to seek relief under any debtor relief laws or to terminate its relationship with us, there would be significant delays in our ability to complete the origination of home loans in our pipeline and to originate new home loans, as well as to complete other operational functions for which we are currently relying on such third-party service provider, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms.

SoFi Technologies, Inc.

Potential geographic concentration of our members may increase the risk of loss on the loans that we originate and negatively impact our business.
Any concentration of our members in specific geographic areas may increase the risk of loss on our loans. Certain regions of the U.S. from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans in other regions of the country. Moreover, a further deterioration in economic conditions or a recession, outbreaks of disease (such as additional COVID-19 strains or variants), the continued increase in extreme weather conditions and other natural events (such as hurricanes, tornadoes, floods, drought, wildfires, mudslides, earthquakes and other extreme conditions) and other factors could adversely affect the ability and willingness of borrowers in affected regions to meet their payment obligations under their loans and may consequently affect the delinquency and loss experience of such loans. In addition, we, as master servicer for all student loans and home loans and as servicer of our personal loans, have offered in the past, and may in the future offer, hardship forbearance or other relief programs in certain circumstances to affected borrowers.
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
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. With the acquisition of SoFi Bank, we are now able to utilize deposits as well, which offer us a lower cost source of funds, and we have the ability to access other funding sources, such as the Federal Home Loan Bank (“FHLB”) and certain brokered deposit channels established by SoFi Bank. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. There can be no assurance that we will be able to successfully access the securitization markets at any given time, or that deposits at SoFi Bank will remain at current levels or grow, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
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

SoFi Technologies, Inc.

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
Increases in member default rates, due to deteriorating economic conditions or other factors, could make us and our loans less attractive to our existing or prospective funding sources, including whole loan buyers, securitization investors and lenders under debt warehousing facilities. If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they or prospective funding sources may increase the cost of providing future financing or refuse to provide future financing or purchase loans on terms acceptable to us or at all.
Our securitizations are nonrecourse to the Company and are collateralized by the pool of our loans pledged to the relevant securitization issuer. If the loans securing our securitizations fail to perform as expected, rating agencies may place our bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by our securitization trusts. Our loans performance and any actions taken by the rating agencies could result in the lenders under our warehouse facilities, the whole loan purchasers who purchase our loans, the investors in our securitizations who purchase securities backed by our loans, or future lenders, whole loan purchasers or securitization investors in similar arrangements, increasing the cost of providing future financing or refusing to provide future financing or purchase loans on terms acceptable to us or at all.
While this risk may be partially mitigated by our ability to temporarily hold loans on our balance sheet, in sufficient volume this will negatively impact our financial condition. Consequently, if we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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
We sell the loans we originate to third parties, including, with respect to home loans, counterparties like GSEs, and we make representations and warranties when we sell loans to third parties and in our financing transactions. In the ordinary course of business, we are exposed to liability under these representations and warranties made to purchasers of loans. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with the law and with our credit risk origination policy and servicing guidelines and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. In connection with our whole loan sales, we also typically covenant to repurchase any loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase loans or indemnify purchasers of loans could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may be forced to sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects.
In addition to loan level representations and warranties, our agreements with the lenders and investors on our securitizations, debt warehouse facilities and corporate revolving debt contain a number of corporate financial covenants and early payment triggers and performance covenants. These facilities, together with deposits, are the primary funding sources available to support the maintenance and growth of our business and our liquidity would be materially adversely affected by our inability to comply with the various covenants and other specified requirements set forth in our agreements with our lenders and investors, which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For a description of these covenants, requirements and events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
During an early amortization period or occurrence of a termination event or an event of default, principal collections from the loans in our asset-backed facilities would be applied to repay principal under such facilities rather than being available to fund newly originated loans. During the occurrence of a termination event or an event of default under any of our facilities, the applicable lenders could accelerate the related debt and such lenders’ commitments to extend further credit under the related facility, if any, would terminate. If we were unable to repay the amounts due and payable under such facilities and securitizations, the applicable lenders and noteholders could seek remedies, including against the collateral pledged under such facilities and by the securitization trust. An acceleration of the debt under certain facilities could also lead to a default under other facilities and, in certain instances, our hedging arrangements, due to cross-default and cross-acceleration provisions.
An early amortization event or event of default would negatively impact our liquidity, including our ability to originate new loans, and require us to rely on alternative funding sources, which might increase our funding costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to hold loans on balance sheet in an amount that may negatively impact our financial condition, or curtail or cease the origination of loans, which could impair our growth, and, in each case, have a material adverse effect on our business, financial condition, operating results and cash flows, which in turn could have a material adverse effect on our ability to meet our obligations under our facilities.
We require substantial capital and, in the future, may require additional capital to pursue our business objectives and achieve recurring profitability. If adequate capital is not available to us or is unavailable on favorable terms, including due to the cost and availability of funding in the capital markets, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. We may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including supporting our lending operations, increasing our marketing expenditures to

SoFi Technologies, Inc.

attract new members and technology platform partners and clients and improve our brand awareness, developing our products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies, and complying with the increased regulatory requirements for bank holding companies and banks. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for personal, student and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing has increased and may continue to increase due to market volatility, rising interest rates, changes in the risk premiums required by lenders or the unavailability of traditional sources of debt capital. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We are required to serve as a source of financial strength for SoFi Bank, which is subject to minimum capital requirements imposed by federal regulators, which means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support. In addition, maintaining adequate liquidity is crucial to our securities brokerage and our money services business (“MSB”) operations, including key functions such as transaction settlement, custody requirements and margin lending. Our broker-dealer subsidiary, SoFi Securities, is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and SoFi Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. We meet our liquidity needs primarily from working capital and cash generated by member and technology platform partner and client activity, as well as from external debt and equity financing. Increases in the number of members, fluctuations in member cash or deposit balances, as well as market conditions or changes in regulatory treatment of member deposits, may affect our ability to meet our liquidity needs.
A reduction in our liquidity position could reduce our members’ confidence in us, which could result in the withdrawal of member assets, including deposits held at SoFi Bank, and loss of members, or could cause us to fail to satisfy minimum capital requirements for SoFi Bank, or broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of banking and other securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the Federal Reserve, the OCC, the SEC, the Financial Industry Regulatory Authority (“FINRA”) or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of SoFi Bank or our broker-dealer or other regulated entities. Factors which may adversely affect our liquidity position include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between digital asset transaction settlements between us and our digital asset market makers and between us and our digital asset members, fluctuations in cash held in member accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or member confidence resulting in unanticipated withdrawals of member assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility, grow deposits and pursue other potential options. In addition, a reduction in our liquidity position could impair our technology platform partners’ and clients’ confidence in us and our platform-as-a-service products, many of which require capital investments and ongoing platform maintenance by us, which could result in decisions by our technology platform partners and clients to terminate or not renew their existing contracts or to not add new products to their account.
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

SoFi Technologies, Inc.

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
We expect that SoFi Checking and Savings, a deposit account product that we commenced offering in the first quarter of 2022, will continue to provide us with an important source of deposits to use for cost-effective funding of loan originations and other activities. However, revenue growth for SoFi Checking and Savings is dependent on increasing the volume of members who open an account and on growing balances in those accounts. Although the product has so far performed above expectations, there is no guarantee account openings and the amount on deposit in those accounts will continue to grow. In addition, although we have invested in a number of initiatives to attract new SoFi Checking and Savings account holders and capture a greater share of our members’ savings, including offering a competitive annual percentage yield on deposits and offering SoFi Plus membership benefits to deposit holders, there can be no assurance that these investments in SoFi Checking and Savings to acquire members, provide differentiated features and services and spur usage of our deposit account product will be effective. Further, developing our service offerings and marketing SoFi Checking and Savings in additional customer acquisition channels could have higher costs than anticipated or be less effective than anticipated, and could adversely impact our results or dilute our brand. Finally, the SoFi Checking and Savings product faces competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits, which may impact the success of the product. In the event we are unable to sufficiently grow the SoFi Checking and Savings product, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans, either of which could have a negative impact on our business, operating results and financial condition. See “Market and Interest Rate Risks — Fluctuations in interest rates could negatively affect the demand for our SoFi Checking and Savings product”.
SoFi Credit Card has a limited performance history and any failure to accurately capture credit risk or to execute our funding strategy for it could have a negative impact on our business, operating results and financial condition.
We have limited experience administering SoFi Credit Card. We began offering credit card receivables in 2020. The performance of the SoFi Credit Card product is significantly dependent on the ability of the credit and fraud decisioning and scoring models we use to originate the product, which includes a variety of factors, to effectively prevent fraud, evaluate an applicant’s credit profile and likelihood of default. Despite establishing a defined risk appetite and leveraging third-party stress testing of product loss forecasts, there is no assurance that our credit criteria can accurately predict repayment and loss profiles. If our criteria do not accurately prevent fraud or reflect credit risk on the SoFi Credit Card product, greater than expected losses may result and our business, operating results, financial condition and prospects could be materially and adversely affected.
In addition, revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. We have been investing in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. While we have seen increases in revenue from SoFi Credit Card during 2022, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will continue to be effective, and developing our service offerings and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand.

SoFi Technologies, Inc.

Furthermore, the success of the SoFi Credit Card product depends on our ability to execute on our funding strategy for the resulting credit card receivables. We may establish a credit card receivable securitization program in the future. There is no guarantee, however, that we will be successful in establishing a securitization program for these assets. In the event we are unable to finance our credit card receivables, we may be required to hold those assets on our consolidated balance sheet or sell them for a loss, either of which could have a negative impact on our business, operating results and financial condition.

Regulatory, Tax and Other Legal Risks

As a bank holding company, we are subject to extensive supervision and regulation, and changes in laws and regulations applicable to bank holding companies could limit or restrict our activities and could have a material adverse effect on our operations.
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
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The federal banking regulators could also require the Company and/or SoFi Bank, as applicable, to hold capital that exceeds minimum capital requirements for insured depository institutions. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital, or face regulatory actions if we are unable, to comply with such requirements.
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
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely and materially impact us. Such changes could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter or registration as a broker-dealer and investment

SoFi Technologies, Inc.

adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Failure to comply with applicable laws, regulations or commitments, or to satisfy our regulators’ supervisory expectations, could subject us to, among other things, supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.
If we do not comply with applicable laws, regulations or commitments, including SoFi Bank’s operating agreement, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, then we may be subject to increased scrutiny, supervisory criticism, governmental or private litigation and/or a wide range of potential monetary penalties or consequences, enforcement actions, criminal liability and/or reputational harm. Such actions could be public or of a confidential nature, and arise even if we are acting in good faith or operating under a reasonable interpretation of the law and could include, for example, monetary penalties, payment of damages or other monetary relief, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of SoFi Bank’s deposit insurance. Additionally, compliance with applicable laws, regulations and commitments requires significant investment of management attention and resources. Any failure to comply with applicable laws, regulations or commitments could have an adverse effect on our business, financial condition and results of operations.
An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.
SoFi Bank accepts deposits and uses the proceeds as a source of funding, with our direct retail deposits becoming a larger proportion of our funding over time. We continue to face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. To the extent we offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of December 31, 2022 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume.
Legislative and regulatory responses to the COVID-19 pandemic have had and could continue to have a significant impact on our student loan refinancing business. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the Department of Education were suspended through September 30, 2020, and this pause on student loan repayments has subsequently been extended through a series of executive actions most recently in connection with President Biden’s relief measures described below. Additionally, the Department of Education suspended collections and announced plans to give borrowers who were in default before the start of the COVID-19 pandemic a fresh start by allowing them to reenter repayment in good standing. These legislative and regulatory responses to the COVID-19 pandemic have and are likely to continue to serve as a disincentive for borrowers to refinance their federal student loans through our platform, thereby reducing our student loan refinancing origination volume and negatively impacting our revenue. In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness of $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than $125,000 annually and certain changes to

SoFi Technologies, Inc.

income-driven repayment plans for student loans. Legal challenges to the relief measures are undergoing a review by the U.S. Supreme Court, with arguments recently heard on February 28, 2023 and a decision expected by mid-2023. In response to the legal challenges to his relief measures, President Biden announced an additional extension of the federal student loan payment moratorium until 60 days after the Supreme Court rules on the legality of the debt forgiveness plan or June 30, 2023, whichever is earlier. Borrowers will not receive any forgiveness nor can additional borrowers apply for forgiveness until a decision is issued. While the eventual number of applicants under President Biden’s program and outcome of the U.S. Supreme Court case remain unknown, public pressure and expectations regarding any further actions to implement student loan forgiveness initiatives will likely impact our business.
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
The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over certain of the student and mortgage lending activity in which we engage. To the extent such lending activity is conducted by SoFi Bank, the OCC examines SoFi Bank for compliance with CFPB rules and enforces CFPB rules with respect to SoFi Bank. To the extent such lending activity is conducted outside SoFi Bank, the CFPB has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services, including lenders and loan servicers that engage in unfair, deceptive or abusive acts or practices (“UDAAP”). Once SoFi Bank’s assets exceed $10 billion in value for four consecutive quarters, the CFPB will have supervisory authority over SoFi Bank. The CFPB may also seek a range of other remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). In addition, where a company has violated Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions.
We hold lending licenses or similar authorizations in multiple states, each of which has the authority to supervise and examine our activities. As a licensed consumer lender, mortgage lender, loan broker, collection agency, MSB and loan servicer in certain states, we are subject to examinations by state agencies in those states. Similarly, we are subject to licensure requirements and regulations as an education loan servicer in multiple states. An administrative proceeding, litigation, investigation or regulatory proceeding relating to allegations or findings of the violation of such laws by us, any sub-servicer we engage, or our collection agents, could impair our ability to service and collect on our loans or could result in requirements that we pay damages, fines or penalties and/or cancel the balance or other amounts owing under one or more of our loans. There is no assurance that allegations of violations of the provisions of applicable federal or state consumer protection laws will not be asserted against us, any sub-servicers or collection agents we engage or other prior owners of our loans in the future. To the extent it is determined that any of our loans were not originated in accordance with all applicable laws, we may be obligated to repurchase such loan from a whole loan buyer, securitization trust or warehouse facility.
We must comply with federal, state and local consumer protection laws including, among others, the federal and state UDAAP laws, the Federal Trade Commission Act, the Truth in Lending Act, the Community Reinvestment Act (“CRA”), the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act (“ECOA”), the Fair Housing Act (“FHA”), the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act, the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act (“GLBA”), the CARES Act and the Dodd-Frank Act. We must also comply with laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (the “TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Personal Information Protection and Electronic Documents Act, applicable laws and regulations of Hong Kong including the Personal Data (Privacy) Ordinance and the Personal Data (Privacy) (Amendment) Ordinance 2012 and the California Consumer Privacy Act (the “CCPA”). Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. laws and regulations related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations. Compliance with applicable laws is costly, and our failure to comply with applicable federal, state and local laws could lead to:

SoFi Technologies, Inc.

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
The CRA, to which SoFi Bank is subject, presents a useful example of how a failure to comply with applicable laws could hamper our growth. The OCC’s assessment of our compliance with the CRA is taken into account when evaluating any application we submit for, among other things, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.
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
We currently hold state licenses in connection with our lending activities, our student loan servicing activities, our securities business as well as our MSB activities. Although we have transitioned our lending products to SoFi Bank, for as long as SoFi Lending Corp. originates, purchases or master services or services loans, we must comply with certain state licensing requirements and varying compliance requirements in all the states in which we operate and the District of Columbia. Changes in licensing laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing that we or our personnel are unable to meet. In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, collection agencies, and MSBs. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.
We may not be able to maintain all currently required licenses and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new

SoFi Technologies, Inc.

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
Our compliance and risk management policies and procedures as a bank, bank holding company and otherwise regulated financial services company may not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.
As a bank, a bank holding company and a financial services company operating in the banking and securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to developing our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history in many of the products we offer, our evolving business and our rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures that serve to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations. We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Additionally, the regulatory landscape involving digital assets is constantly evolving and the Company, including SoFi Digital Assets, LLC, may be subject to loss of revenue, fines, penalties or loss of regulatory licenses if the Federal Reserve, the SEC or any other regulators issue new regulations or interpretive guidance related to digital assets that prohibit any of our current business practices. Also, due to market volatility, it is difficult to predict how much capital we will need in the future to meet net capital requirements. Any perceived or actual breach of laws and regulations could negatively impact our business, financial condition or results of operations. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter or impair our existing or planned products and services.
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
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an ATDS and certain calls made to numbers properly registered on the federal “do-not-call” list. A court may treble the $500 amount upon a finding of a willful or knowing violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we may be subject to putative class action suits alleging violations of the TCPA, Florida mini-TCPA or other similar state laws. If in the future we are found to have violated any federal or state law regulating telemarketing, the amount of damages and potential liability could be extensive and adversely impact our business.
In addition, we use credit reports in our credit decisioning processes and, accordingly, must comply with FCRA which requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit bureaus to report such information accurately. We are also required to perform a reasonable investigation in the event we receive indirect disputes from the credit bureaus about the accuracy of our credit reporting for a particular consumer and to update any inaccurate information we discover. Although we have policies and procedures in place to comply with FCRA, we are subject to lawsuits alleging that we failed under FCRA to adequately investigate indirect disputes over credit reporting which we receive from one or more credit bureaus. We have experienced an increase in such FCRA claims since our business has grown and even if we are ultimately successful in defending against such suits, they could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to settlements, judgments, fines, penalties or injunctive relief.
Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete.
Financial services regulation is constantly changing, and new laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, and cause us to incur significant expense in order to ensure compliance. Federal and state financial services regulators are also enforcing existing laws, regulations, and rules aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. These regulatory changes and uncertainties make our business planning more difficult and could result in changes to our business model and potentially adversely impact our results of operations. Furthermore, to the extent applicable, these laws can impose specific statutory liabilities upon creditors who fail to comply with their provisions and may affect the enforceability of a loan.
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

SoFi Technologies, Inc.

Extensive regulation and supervision have a negative impact on our ability to compete in a cost-effective manner and may subject us to material compliance costs and penalties.
The Company, primarily through its subsidiary SoFi Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Many laws and regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. They encourage us to ensure a satisfactory level of lending in defined areas and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to the risk that regulatory or enforcement agencies and/or consumer advocacy groups may assert that our business practices may violate certain rules, laws and regulations, including anti-discrimination statutes.
Anti-discrimination statutes, such as the FHA and the ECOA and state law equivalents, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory and enforcement departments and agencies, including the Department of Justice and CFPB, take the position that these laws apply not only to intentional discrimination, but also to facially neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions. State and federal regulators, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Similarly, these regulatory agencies and litigants could take the position that the geographical footprint within which we conduct lending activity or the manner in which we advertise loans, disproportionately excludes potential borrowers belonging to a protected class, and constitutes unlawful “redlining”. In addition to reputational harm, violations of the FHA and the ECOA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.
Our investment manager and broker-dealer subsidiaries are subject to regulation by the SEC and FINRA.
We offer investment management services through SoFi Wealth LLC, an internet based investment adviser, and SoFi Capital Advisors, LLC, which sponsors private investment funds that invest in asset-backed securitizations. Both SoFi Wealth LLC and SoFi Capital Advisors, LLC are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which does not imply any level of skill or training, and are subject to regulation by the SEC. SoFi Securities is an affiliated registered broker-dealer and FINRA member. We offer cash management accounts, which are brokerage products, through SoFi Securities.
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

SoFi Technologies, Inc.

and the SEC also have the authority to conduct periodic examinations of SoFi Securities, and may also conduct administrative proceedings. Additionally, material expansions of the business in which SoFi Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future.
From time to time, SoFi Securities and SoFi Wealth may be threatened with or named as a defendant in lawsuits, arbitrations and administrative claims. We are also subject to periodic regulatory examinations and inspections by regulators (including the SEC and FINRA). Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC and FINRA, by dissatisfied members or others, or that are identified by regulators themselves are investigated by such regulators, and may, if pursued, result in formal claims being filed against SoFi Securities and SoFi Wealth by members or disciplinary action being taken by regulators against us or our personnel. Our failure to comply with applicable laws or regulations or our own policies and procedures could result in fines, litigation, suspensions of personnel or other sanctions, which could have a material effect on our overall financial results. For example, in August 2021, we settled charges with the SEC against SoFi Wealth for allegedly breaching its fiduciary duties to clients in connection with the investment of client assets in two ETFs sponsored by Social Finance by agreeing to a cease-and-desist order, a censure, a penalty of $300 thousand, and to perform certain undertakings. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and our brand and lead to material legal, regulatory and financial exposure (including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and SoFi Wealth discuss matters raised by its regulators during regulatory examinations or otherwise upon their inquiry. These matters could result in censures, fines, penalties or other sanctions.
The regulatory regime governing blockchain technologies and digital assets is uncertain, and new regulations or policies may alter our business practices with respect to digital assets or could adversely impact our business.
We currently offer virtual currency and digital asset-related trading services through a subsidiary that is licensed and registered with various governmental authorities as a MSB, money transmitter, virtual currency business or the equivalent. With respect to our digital assets trading activities, we do not hold or store members’ digital assets, but instead rely on third-party custodians, and we hold an immaterial amount of digital assets in order to facilitate paying new member bonuses when members initiate their first digital assets trade. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As digital assets have grown in popularity and in market size, federal and state agencies are increasingly taking an interest in, and in certain cases regulating, their use and operation. For example, SoFi Bank’s activities with respect to digital assets may be restricted. The conditional approval of the bank charter by the OCC was conditioned on SoFi Bank not engaging in any crypto-related activities or services unless it has received a prior written determination of no supervisory objection from the OCC. In addition, in connection with our approval as a bank holding company, the Federal Reserve determined that SoFi Digital Assets, LLC is engaged in certain crypto-related activities that the Federal Reserve has not found to be permissible for a bank holding company under the Bank Holding Company Act and Regulation Y. However, Section 4(a)(2) of the Bank Holding Company Act permits us to continue our current digital assets related offering for a two-year conformance period from the date we became a bank holding company, with the possibility for three one-year extensions, provided that we do not expand such activities, except as authorized by the Bank Holding Company Act and Regulation Y, or increase our established risk limits for total customer digital assets maintained in wallets that are accessible online, referred to as “hot wallets”, or held on our balance sheet. While we are engaging with the Federal Reserve to determine whether there is a path to conform our crypto-related activities to the requirements of the Bank Holding Company Act, there can be no assurance that such attempts will be successful or that we will receive any extensions from the Federal Reserve to continue our current crypto-related activities beyond the two-year conformance period from the date we became a bank holding company, and we may ultimately be forced to wind-down such activities in a short period of time. A wind-down of our crypto-related activities could result in the transfer of members’ positions to alternative custodians who may have inferior or more costly services. In addition, a wind-down could result in forced liquidations of our members’ positions during adverse market conditions, any of which could have a material adverse effect on our business, results of operations and reputation.
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
Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network (“FinCEN”), the Commodity Futures Trading Commission, (the “CFTC”), the Internal Revenue Service (the “IRS”), and state regulators including the New

SoFi Technologies, Inc.

York State Department of Financial Services (the “NYSDFS”), have made official pronouncements, pursued cases against businesses in the digital assets space or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating digital assets as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of digital assets. The CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. To the extent that Bitcoin or any other digital asset is deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”) or if proposed legislation is passed which classifies Bitcoin and other digital assets as a commodity, we may be subject to additional regulation under the CEA and CFTC regulations.
The prices of digital assets have been in the past and may continue to be highly volatile, including as a result of various associated risks and uncertainties in future regulation of digital assets and blockchain technologies. Following recent unstable market conditions, certain digital asset lenders and platforms have frozen or limited withdrawals and other such lenders and platforms may, in the future, need to or be required to freeze or limit withdrawals or may become insolvent and cease operations entirely. Although changes in digital assets held by third-party custodians on behalf of our members have no impact on our earnings unless we were to experience a loss event, the effects of these actions or insolvencies may cause broader effects through the digital asset markets, such as potentially increasing price volatility or attracting further scrutiny. The prevalence of digital assets is a relatively recent trend, and we do not know, or may be unable to prepare for, other market-impacting events that could cause increased volatility or a prolonged periods of price depression.
Foreign, federal, state and local regulators revisit and update their laws and policies, and can be expected to continue to do so in the future. We expect additional laws, guidance and policies to be issued by regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or member assets, the FTX collapse has caused increased focus on the cryptocurrency industry and U.S. and foreign regulators are highly likely to adopt new regulatory requirements in response to the collapse. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation, may impose significant costs or restrictions on our ability to conduct business, significantly affect or change the manner in which we currently conduct some aspects of our business or impact our business in unforeseeable ways. Regulatory guidance around issues like the security status of digital assets has been unclear, and regulatory action in this area could further add to this uncertainty. On July 21, 2022, the SEC announced insider trading charges against individuals transacting in digital assets and, as part of the complaint, the SEC alleged certain digital assets were securities. If the SEC alleges that any assets we offer are securities, we could face potential regulatory action. If we need to limit the types of digital assets we offer or if we are unable to successfully comply with new regulations, our business or revenue may suffer.
We may also face regulatory action or penalties. The SEC and FINRA have increased the focus and pace of investigations and enforcement actions related to what the SEC calls crypto asset securities. For example, as noted above, the SEC Chair Gary Gensler indicated in an October 2022 speech that he believed the vast majority of crypto tokens are securities and that many crypto intermediaries are transacting in securities and have to register with the SEC. In November 2022, FINRA conducted a targeted exam of broker-dealer practices regarding retail communications concerning crypto asset products and services. In December 2022, the SEC issued a sample comment letter regarding developments in the crypto asset markets. As noted above, if there are allegations that a digital asset we offer is a security, we could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm, and potential loss of revenue. Our personnel could also become disqualified from associating with a broker-dealer, which could adversely affect our business. See “We may become subject to enforcement actions or litigation as a result of our failure to comply with laws and regulations, even though noncompliance was inadvertent or unintentional”.
Even if we do not face regulatory action or penalties, we have in the past and may in the future face heightened scrutiny due to our cryptocurrency offerings. Although our cryptocurrency assets are held by third party custodians, we believe recent bankruptcies and financial distress among crypto asset market participants has led and may continue to lead to greater scrutiny of our cryptocurrency related services and could result in reputational harm. For example, on November 21, 2022, we received a letter from Senators on the Committee on Banking, Housing, and Urban Affairs regarding the activities of our digital asset exchange, SoFi Digital Assets, LLC. The letter inquired about certain crypto-related activities and concluded with various questions and requests to which we subsequently responded. While we believe our practices are consistent with applicable law and our commitment to our federal regulators, if we are not considered to be in compliance or we receive increased attention regarding SoFi Digital Assets, LLC, our reputation or business may be perceived differently by our members and our business

SoFi Technologies, Inc.

may be harmed. In addition, in the future we may be subject to the risk of additional inquiries, legal proceedings and government investigations due to the public’s and regulators’ focus on cryptocurrency industry.
States may require licenses that apply to blockchain technologies and digital assets.
In the case of virtual currencies, state regulators such as the NYSDFS have created regulatory frameworks. For example, in July 2014, the NYSDFS proposed the first U.S. regulatory framework for licensing participants in virtual currency business activity. The regulations, known as the “BitLicense”, are intended to focus on consumer protection. The NYSDFS issued its final BitLicense regulatory framework in June 2015, and in January 2023 issued guidance on custody and disclosure practices requiring BitLicense holders to, among other things, hold virtual currency in a manner that protects customer assets and disclose the material terms and conditions associated with their products and services, including custody services. The BitLicense regulates the conduct of businesses that are involved in virtual currencies in New York or with New York customers and prohibits any person or entity involved in such activity from conducting such activities without a license. SoFi Digital Assets, LLC currently holds a BitLicense.
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
The obligations associated with our custodial arrangements, including to take measures to safeguard digital assets, involve unique risks and uncertainties. While other types of assets held in a similar manner have been deemed not to be part of the asset custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet considered the appropriate treatment of custodial holdings of digital assets. We hold our members’ digital assets through two third-party custodians. Although we intend to structure our arrangements with third-party custodians in a manner that would not deem the assets to be the property of the custodian, there is no guarantee that a court would not consider such assets as part of the custodian’s bankruptcy estate. As there is a lack of legal precedent in this area and as the outcome of any claim could be very fact-dependent, such an event could delay or preclude the return of digital assets to our members. In addition, as some digital asset providers and service providers curtail their crypto-related activities, a loss of potential custodians and other service providers may result which would make it difficult for us to continue offering digital asset products and services. These and other risks could adversely impact our digital assets product offering, our reputation and harm our business.
Failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.
Various laws and regulations in the U.S. and abroad, such as the Bank Secrecy Act (“BSA”), the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include banks and MSBs such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the BSA to administrators and exchangers of convertible virtual currency, clarifying that they are MSBs, and more specifically, money transmitters. The BSA requires banks and MSBs to

SoFi Technologies, Inc.

develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. SoFi Bank is subject to the regulatory and supervisory jurisdiction of the OCC with respect to the BSA and its implementing regulations applicable to banks. Our subsidiary, SoFi Digital Assets, LLC, is registered with FinCEN as an MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN and the IRS, the anti-money laundering provisions of the BSA and its implementing regulations applicable to MSBs.
We are also subject to economic and trade sanctions programs administered by the Office of Foreign Assets Control of the U.S. Department of Treasury, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.
Our failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our national bank charter, MSB or broker-dealer registrations and state licenses, or liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspects of our business.
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
The financial services industry is subject to extensive regulation and oversight under federal, state, and applicable international laws. From time to time, in the normal course of business, we have received and may receive or be subject to inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, SEC, the Federal Reserve, the OCC, the FDIC, the state attorneys general, state financial regulatory agencies, other state or federal

SoFi Technologies, Inc.

agencies and SROs like FINRA. We also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state. In addition, we have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the OCC, SEC, FINRA, the CFPB or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us.
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
Various lawmakers, regulators and other public officials have recently made statements about our business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. On October 5, 2021, for example, SEC Chair Gensler, speaking before the U.S. House of Representatives Committee on Financial Services, reiterated his view that payment for order flow (“PFOF”) and exchange rebates may present a number of conflicts of interest. This follows the Spring 2021 House Committee on Financial Services hearings on the events surrounding the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including PFOF and options trading. Chair Gensler previously instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk, and on May 6, 2021, in testimony to the House Committee on Financial Services, Chair Gensler discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading and advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. On October 14, 2021, the SEC issued the “Staff Report on Equity and Options Market Structure Conditions in Early 2021.” In its report, the SEC concluded that “consideration should be given to whether game-like features and celebratory animations that are likely intended to create positive feedback from trading lead investors to trade more than they would otherwise,” and that “payment for order flow and the incentives it creates may cause broker-dealers to find novel ways to increase customer trading, including through the use of digital engagement practices.” In addition, on August 27, 2021, the SEC issued a request for information and comments on broker-dealer and investment adviser digital engagement practices (“DEPs”), related tools and methods, regulatory considerations, and potential approaches. In its request, the SEC noted that certain competition practices, such as PFOF, in combination with zero commissions, create incentives for firms to use DEPs to encourage frequent trading, and that these incentives may not be transparent to retail investors. The SEC noted that DEPs can potentially harm retail investors if they prompt them to engage in trading activities that may not be consistent with their investment goals or risk tolerance. Additionally, on December 14, 2022, the SEC proposed new requirements regarding best execution, trade reporting, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. These rules remain proposals but have the potential to substantially reshape U.S. equities markets in intended and unintended ways, and to substantially alter existing order routing, execution incentives and business practices. A Fall 2022 SEC rulemaking agenda also indicated that the SEC might be considering potential rules for investment advisors and broker-dealers related to digital engagement practices, including gamification, behavioral prompts, predictive analytics and differential marketing (although it is unclear if these will materialize).

SoFi Technologies, Inc.

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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by them. For example, we are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and (ii) requires certain disclosures to consumers about our practices for the collection, sharing and safeguarding of their information and their right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions). The GLBA and other state laws also require that we implement and maintain certain security measures, policies and procedures to protect personal information.
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
Privacy requirements, including notice and opt-out requirements, under the GLBA and the FCRA are enforced by the Federal Trade Commission, the OCC and by the CFPB through UDAAP and are a standard component of CFPB and OCC compliance and examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law. Our failure to comply with privacy, information security and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer or merchant actions and damage to our reputation and brand, all of which could have a material adverse effect on our business.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.
It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.
Our ability to provide our products and services to our members and technology platform partners and clients depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our business processes and know-how, and adversely affect our ability to compete with them. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.
In addition, our platform or those of third-party servicer providers that we utilize may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes, or in receiving amounts due to us under indemnification obligations from third-party service providers. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. If we cannot protect our proprietary technology from intellectual property challenges, our ability to maintain our platform could be adversely affected.
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
From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and SROs, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities. See “If we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected” for a discussion of the FTC Consent Order.
In addition, a number of participants in the financial services industry have been the subject of: putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations

SoFi Technologies, Inc.

of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. For example, we are defendants in a putative class action in which it was alleged that we engaged in unlawful lending discrimination through policies and practices by making applicants who are conditional permanent residents or DACA holders ineligible for loans or eligible only with a co-signer who is U.S. citizen or lawful permanent resident. The settlement agreement was fully executed on April 18, 2022 and the plaintiffs have moved for and obtained preliminary approval of the settlement from the court. The class settlement, which contemplates an aggregate payment by SoFi of an immaterial amount, remains subject to final court review and approval, which we expect to occur in 2023. In addition, as a financial services company, errors in performing settlement functions, including clerical, technological and other errors related to the handling of funds and securities could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liabilities in related lawsuits and proceedings brought by transaction counterparties and others.
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

SoFi Technologies, Inc.

Personnel and Business Continuity Risks

We rely on our management team and will require additional key personnel to grow our business, and the loss of key management members or key employees, or an inability to hire key personnel, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, who have significant experience in the financial services and technology industries, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all, and our other employees may be required to take on additional responsibilities. For example, between September and October 2022, two Executive Vice Presidents and Group Business Unit Leaders resigned from their positions and their responsibilities were assumed by our other officers. Furthermore, many candidates evaluate year over year stock growth trends for a sense of the potential long-term value of their proposed stock awards, or have recently begun to discount the value of growth stocks on the whole. The volatility of the market price of our common stock could harm our ability to attract and retain talent. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
The job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce.
Competition for our employees, including highly skilled technology and product professionals, is high reflecting a competitive labor market. This can present a risk as we compete for experienced candidates, especially if the competition is able to offer more attractive financial terms of employment. This risk extends to our current employee population. We also invest significant time and expense in engaging and developing our employees, which also increases their value to other companies that may seek to recruit them. Turnover can result in significant replacement costs and lost productivity. See also “We transitioned to a flexible-first workforce model, which could subject us to increased business continuity and cyber risks, as well as other operational challenges and risks that could significantly harm our business and operations” for more information on the impact of a flexible workforce model on corporate culture and employee retention.
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
We now offer all of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains voluntary, unless a person’s role requires them to be on site to do their job. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.
While most of our operations can be performed remotely and have operated effectively during the pandemic, there is no guarantee that this will continue or that we will continue to be as effective while operating a flexible-first workforce model

SoFi Technologies, Inc.

because our team is dispersed. Additionally, operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity or negatively affect workforce morale. If we are unable to manage the cybersecurity and other risks of a flexible-first workforce model, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise adversely impacted.
Our business is subject to the risks of natural disasters, power outages, telecommunications failures and similar events, including COVID-19 and additional public health crises, and to interruptions by human-made problems such as terrorism, cyberattacks and other actions, which may impact the demand for our products or our members’ ability to repay their loans.
Events beyond our control may damage our ability to maintain our platform and provide services to our members. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, such as the COVID-19 pandemic or other infectious diseases, power outages, telecommunications failures and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our members, disruptions could harm our ability to effectively run our business. Moreover, our members and customers face similar risks, which could directly or indirectly impact our business. We currently use AWS and would be unable to switch instantly to another system in the event of failure to access AWS. This means that an outage of AWS could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks and other criminal, tortious or unintentional actions could also give rise to significant disruptions to our operations. In addition, the long-term effects of climate change on the global economy and our industry in particular are unclear, however we recognize that there are inherent climate-related risks wherever business is conducted. For example, our offices may be vulnerable to the adverse effects of climate change. We have large offices located in the San Francisco Bay Area and Salt Lake City, Utah, regions that are prone to events such as seismic activity and severe weather, that have experienced and may continue to experience, climate-related events and at an increasing rate. Examples include drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. The increasing intensity of drought throughout California and Utah and annual periods of wildfire danger increase the probability of planned power outages. Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our partners or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and other risks may reduce demand for our products or cause our members to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to satisfy their obligations towards us. All of the foregoing could materially and adversely affect our business, results of operations and financial condition.
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
•improperly using or disclosing confidential information of our members, technology platform partners or clients, or other parties;
•concealing unauthorized or unsuccessful activities; or
•otherwise not complying with applicable laws and regulations or our internal policies or procedures.
There have been numerous highly-publicized cases of fraud and other misconduct by financial services industry employees. The precautions that we take to detect and deter employee misconduct might not be effective. If any of our employees engage in illegal, improper, or suspicious activity or other misconduct, we could suffer serious harm to our reputation, financial condition, member relationships and our ability to attract new members. We also could become subject to regulatory sanctions and significant legal liability, which could cause serious harm to our financial condition, reputation, member relationships and prospects of attracting additional members.

SoFi Technologies, Inc.

Risk Management and Financial Reporting Risks

If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, a report by management on internal control over financial reporting and an attestation of our independent registered public accounting firm are required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our annual reports on Form 10-K. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm must also attest to the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.
The annual internal control assessment required by Section 404 of Sarbanes-Oxley has diverted, and may in the future divert, internal resources and we have and may experience higher operating expenses, higher independent auditor and consulting fees in the future. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any new or revised accounting rules in the future, as necessary, we have, and may in the future further, upgrade SoFi’s legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business. For example, our continuing growth and expansion in globally dispersed markets, such as our acquisition of Technisys, has placed and may in the future place significant additional pressure on our system of internal control over financial reporting, as acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at companies we acquire. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in its financial reporting, which could negatively impact the price of our securities.
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

SoFi Technologies, Inc.

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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time to new compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and we expect will continue to devote a substantial amount of time to these compliance initiatives. Furthermore, new rules and regulations or changes to existing rules and regulations in the future may increase our legal and financial compliance costs and make some activities more time-consuming and costly, which would increase our net loss for the foreseeable future. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, its board committees or as executive officers.
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

SoFi Technologies, Inc.

evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed or have an adverse effect on the price of our common stock.
Our risk management processes and procedures may not be effective.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including interest rate risk, credit risk, deposit risk, market risk, foreign currency exchange rate risk, liquidity risk, strategic risk, operational risk, cybersecurity risk and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the loan purchaser. Our exposure to credit risk mainly arises from our lending activities. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices and foreign exchange rates. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of Technisys, a foreign company. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position at the broker-dealer and SoFi Bank. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
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
In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change. Cybersecurity risk is the risk of a malicious technological attack intended to impact the confidentiality, availability, or integrity of our systems and data, including, but not limited to, sensitive client data. Our technology and cybersecurity teams rely on a layered system of preventive and detective technologies, controls, and policies to detect, mitigate, and contain cybersecurity threats. In addition, our cybersecurity team, and the third-party consultants they engage, regularly assess our cybersecurity risks and mitigation efforts. Cyberattacks can also result in financial and reputational risk.
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

SoFi Technologies, Inc.

income, revenues and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over- or understated, which could materially and adversely affect our business, financial condition and results of operations.
In addition, operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, and our ability to attract and retain members and enterprise partnerships, and macroeconomic risks, while generating sustained revenues through the Financial Services Productivity Loop. Additionally, our business may be affected by reductions in consumer borrowing, spending and investing or investment by technology platform partners and clients from time to time as a result of a number of factors, including the state of the overall economy, which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause our stock price to decline and investors to lose confidence in us.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. On January 30, 2023, we provided guidance for the first quarter and full year 2023. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
Guidance is necessarily speculative in nature, and some or all of the assumptions underlying the guidance furnished by us may not materialize or may vary significantly from actual outcomes. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Information Technology and Data Risks

Cyberattacks and other security breaches could have an adverse effect on our business, harm our reputation and expose us to liability and adversely affect our ability to collect payments and maintain accurate accounts.
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members, prospective members, technology platform partners and clients and the customers of our technology platform partners and clients. We also have arrangements in place with certain third-party service providers that require us to share consumer information.
It is possible that we may not be able to anticipate or prevent all security breaches even if we have implemented the required preventive measures, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed. Although we devote significant resources and management focus to ensuring the integrity of our systems through information/cybersecurity and business continuity programs, our facilities and systems, and those of third-party service providers, might be targeted by external or internal threats, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events. In addition, the digital nature of our platform may make it lucrative for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.
We and third-party service providers have experienced such attempts in the past and expect to continue to experience them in the future. Security breaches could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite the required investment in security controls. Even though the non-public confidential information we collect, process and retain is not exposed to the Internet, we also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with the war in Ukraine and imposition of sanctions on

SoFi Technologies, Inc.

Russia. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Cybersecurity risks in the financial services industry have increased recently, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security breaches involving the theft of non-public and confidential information, hackers recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. Despite our adequate investment in detection strategy and 24/7/365 security operations center, we may fail to detect the existence of a security breach related to the information of our members.
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
We collect, process, store, use, share and/or transmit a large volume of personal information and other non-public data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of personal information and non-public data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA granted additional consumer rights with respect to data privacy in California. The CCPA was amended by a California ballot initiative, the California Privacy Rights Act (“CPRA”), in November 2020. The CCPA amendments, including expanded rights for consumers and obligations for businesses, went into effect on January 1, 2023. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The amended CCPA also created a new state agency, the California Privacy Protection Agency (“CPPA”), and vested it with full administrative power, authority and jurisdiction to implement and enforce the CCPA. Generally, personal information that we process is exempt from the GLBA, the CCPA regulates other personal information that we collect and process in connection with the business. We cannot predict the impact of the CCPA on our business, operations or financial condition, but the effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Additionally, our broker-dealer and investment adviser are subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights.

SoFi Technologies, Inc.

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
Our ability to deliver products and services to our members and partners, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party service providers. Our computer systems and third-party providers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyberattacks or other events. Further, employee misconfiguration or resources or misdirected communications could lead to security incidents. Any such events could have a negative effect on our business and technology infrastructure (including our computer network systems), which could lead to member dissatisfaction or long-term disruption of our operations.
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
The implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles and mission. Errors or breakdowns in our machine learning systems could also result in damage to our reputation, loss of members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business. We expect that new technologies and business processes applicable to the financial services industry will continue to emerge and that these new technologies and business processes may be better than those we currently use. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. A failure to maintain and/or improve current technology and business processes could cause disruptions in our operations or cause our solution to be less competitive, all of which could have a material adverse effect on our business.

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
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend on obtaining regulatory approvals, if required, our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board of Directors deems relevant.
If analysts publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly. In addition, analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these research analysts. In addition, if the market for technology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of

SoFi Technologies, Inc.

litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, have in the past and could in the future depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Sales of a substantial number of shares, or the perception that such sales may occur, could have a material and adverse effect on the trading price of our common stock. For example, lock-up restrictions entered into in connection with the Business Combination have expired. As such, sales of a substantial number of shares of common stock in the public market could occur at any time. We have filed with the SEC, and the SEC has declared effective, a registration statement covering shares of our common stock issued in connection with the Agreement, including shares issued to the Third Party PIPE Investors, among others, to facilitate such sales and we have filed a registration statement on Form S-3 which allows us to sell securities from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our common stock to decline or increase the volatility in the market price of our common stock.
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

SoFi Technologies, Inc.

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
Item 1B. Unresolved Staff Comments
None.

SoFi Technologies, Inc.

Item 2. Properties
We primarily operate through a network of leased properties, including largely office spaces, which are primarily located in the United States. We believe our existing facilities are adequate to meet our current business requirements, particularly as we now offer our employees the choice of working full time in the office, a hybrid approach, or full-time remote. We expect that will be able to find suitable space to accommodate any potential future expansion. Our leased properties total approximately 440,000 square feet, with the most significant properties and the reportable segments that primarily utilize those properties as follows:

Location	Approximate Square Footage	Segments(1)
California (San Francisco HQ, Healdsburg, Sacramento)	108,000	L, FS
Utah (Cottonwood Heights, Sandy, Murray, Holladay)	154,000	L, TP, FS
Florida (Jacksonville)	37,000	L, FS
Delaware (Claymont)	28,000	L, FS
Montana (Helena)	20,000	L
Uruguay (Montevideo)	14,000	TP
New York (New York City)	13,000	L, FS
Texas (Frisco)	13,000	L, FS
Argentina (Buenos Aires)	12,000	TP
Washington (Seattle)	10,000	L, FS
___________________
(1)Segment references include: L = Lending, TP = Technology Platform, and FS = Financial Services.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 18 to the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
On June 1, 2021, our common stock began trading on the Nasdaq Global Select Market under the symbol “SOFI”. Prior to that time, there was no public market for our stock. As of February 15, 2023, there were 477 holders of record of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our 2022 fiscal year, and is incorporated by reference in this Annual Report on Form 10-K. Additionally, refer to Note 16 to the Notes to Consolidated Financial Statements included in Part II, Item 8. for additional information on our equity compensation plans.

SoFi Technologies, Inc.

Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to the cumulative total returns of the Nasdaq Composite index and the S&P Financial index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends, as applicable) from June 1, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) to December 31, 2022.

	June 1, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
SoFi	$100.00	$84.64	$70.11	$70.42	$41.72	$23.27	$21.55	$20.35
Nasdaq Composite	100.00	105.64	105.40	114.30	104.08	80.89	77.73	77.11
S&P Financial	100.00	96.40	99.05	103.57	102.04	84.18	81.57	92.66
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not have any purchases of our equity securities during the fourth quarter of 2022.
Dividends
We have never declared nor paid cash dividends on our common stock. The terms of our Series 1 Redeemable Preferred Stock provide for the payment of semiannual dividends on the 30th day of June and 31st day of December of each year. Other than with respect to our Series 1 Redeemable Preferred Stock, we currently do not intend to pay cash dividends for the foreseeable future.
Item 6. Reserved

SoFi Technologies, Inc.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors”. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

We are a member-centric, one-stop shop for financial services that allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members”, as defined under “Key Business Metrics”. Our mission is to help our members achieve financial independence in order to realize their ambitions. We were founded in 2011 and have developed a suite of financial products that offers the speed, selection, content and convenience that only an integrated digital platform can provide. Everything we do today is geared toward helping our members “Get Your Money Right” and we strive to innovate and build ways for our members to achieve this goal.
In order to help achieve our mission, we offer personal loans, student loans and home loans and related servicing. We also offer a variety of financial services products, such as SoFi Checking and Savings, SoFi Credit Card, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, and we offer products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. We continued to expand our platform capabilities for enterprises through: (i) our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and (ii) the Technisys Merger in the first quarter of 2022, through which we expanded our technology platform services to include a cloud-native, customizable, extensible core technology as well as access to a broader international market. We believe that these expansions will deepen our participation in the entire technology ecosystem powering digital financial services.
See Item 1. “Business—Our Reportable Segments” for a discussion of our segments and their corresponding products. The discussion below focuses on the ways in which our key products and services within each reportable segment generate revenues and/or incur expenses for the Company.
Business Highlights
We achieved record results for our company for the year ended December 31, 2022, including record total net revenue of $1.6 billion, representing an increase of 60% over total net revenue in 2021. We realized strong momentum in member and product growth and cross-buy adds, reflecting the benefits of our broad product suite and Financial Services Productivity Loop strategy. We added approximately 1.8 million new members during 2022, with over 5.2 million total members as of December 31, 2022, a 51% year-over-year increase. We also added approximately 2.7 million new products, with nearly 7.9 million total products as of December 31, 2022, a 53% year-over-year increase.
Lending segment contribution profit of $664.0 million for the year ended December 31, 2022, at a margin of 58%, increased 66% over 2021, which had a contribution margin of 54%. Additionally, average net interest margin of 5.40% in 2022 was higher compared to 3.95% in 2021. Growth in net interest income was driven by an increase in both average interest-earning assets and average yields, slightly offset by an increase in the cost of interest-bearing liabilities. Origination volume increased 3% year over year, primarily driven by demand for personal loans and despite continued headwinds in the student and home loan businesses.
Technology Platform segment contribution profit of $76.5 million for the year ended December 31, 2022 increased 19% over 2021, primarily driven by a 31% increase in total accounts at Galileo as well as contribution from the addition of Technisys, as discussed below.
Within Financial Services, larger contribution loss of $(199.4) million in 2022 compared to $(134.9) million in 2021 was primarily driven by continued growth in credit loss reserves related to SoFi Credit Card. Financial Services segment total net revenue of $167.7 million for the year ended December 31, 2022 increased 189% over 2021, primarily driven by 60% year-

SoFi Technologies, Inc.

over-year product growth. We achieved strong growth in deposits, ending the year with $7.3 billion of deposits, allowing us to further diversify our sources of funding.
We closed our acquisitions of Golden Pacific (through which we obtained a national bank charter) and Technisys during 2022. Our bank charter is enabling new flexibility that we expect to be even more valuable in light of the ongoing challenging macroeconomic environment. Deposits had strong contribution from direct deposit members and a high quality median FICO score. Our deposit funding also increases our flexibility to capture additional net interest margin and optimize returns. Our Tier 1 capital ratio, as calculated under the Basel III Standardized Approach, was 20.3% as of December 31, 2022. See Note 21 to the Notes to Consolidated Financial Statements for additional information. Our acquisition of Technisys allows us to vertically integrate with Galileo and to expand our technology platform services to a broader international market.
Lending Segment
Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment. In the first quarter of 2022, we implemented a funds transfer pricing (“FTP”) framework to attribute net interest income to our business segments based on their usage and/or provision of funding, under which Lending segment net interest income represents the difference between interest income earned on our loans and an FTP charge for the segment’s use of funds to originate loans, which can fluctuate based on changes in interest rates, funding curves, the composition of our balance sheet and the availability of capital. See Note 20 to the Notes to Consolidated Financial Statements for additional information on the FTP framework.
Technology Platform Segment
We earn technology products and solutions fees for providing an integrated platform as a service for financial and non-financial institutions. Many of our Technology Platform segment contracts are multi-year contracts. In certain of our contracts, we provide for a variety of integrated platform services, which vary by client and are either non-cancellable or cancellable with a substantive payment. Pricing structures under these contracts are typically volume-based, or a combination of activity and volume-based, and payment terms are predominantly monthly in arrears. Some of these contracts contain minimum monthly payments with agreed upon monthly service levels and may contain penalties if service levels are not met. We also earn subscription and service fees for providing software licenses and associated services, including implementation and maintenance. We charge a recurring subscription fee for the software license and related maintenance services. Other software-related services are billed on a periodic basis as the services are provided. Certain arrangements for software and related services contain a provision for a fixed upfront payment.
Financial Services Segment
We earn revenues in connection with our Financial Services segment primarily in the following ways:
•Net interest income: Net interest income is a key component of the profitability of our Financial Services segment as it relates to our SoFi Checking and Savings and SoFi Credit Card products. Net interest income on SoFi Checking and Savings is based on interest income determined using our FTP framework, which was implemented in the first quarter of 2022, net of interest expense based on the interest rate offered to our members on their deposits. Net interest income on SoFi Credit Card is based on the contractual interest included in credit card agreements, net of interest expense as determined using the FTP framework. See Note 20 to the Notes to Consolidated Financial Statements for additional information on the FTP framework.
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Beginning in the third quarter of 2021, we entered into a referral arrangement whereby we earn referral fulfillment fees for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. Our referral fee is calculated as either a fixed price per successful referral or a percentage of the transaction volume between the enterprise partners and referred consumers.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, and digital assets activity. In our share lending arrangements and payment for order flow arrangements, we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume.

SoFi Technologies, Inc.

•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and our SoFi Credit Card product, which are reduced by fees payable to card associations and our fulfillment partners. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We arrange for performance by a card association and the bank issuer to enable certain aspects of the SoFi-branded transaction card process. We enter into contracts with both parties that establish the shared economics of SoFi-branded transaction cards. As we continue to transition our cash management accounts to SoFi Checking and Savings accounts held at SoFi Bank, we expect to decrease certain fees payable to third parties over time.

Non-GAAP Financial Measures

Our management and Board of Directors use adjusted net revenue and adjusted EBITDA, which are non-GAAP financial measures, to evaluate our operating performance, formulate business plans, help better assess our overall liquidity position and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that adjusted net revenue and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
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

Total Net Revenue and Adjusted Net Revenue
In Thousands

SoFi Technologies, Inc.

We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the annual periods presented below:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Total net revenue	$1,573,535	$984,872	$565,532
Servicing rights – change in valuation inputs or assumptions(1)	(39,651)	2,651	17,459
Residual interests classified as debt – change in valuation inputs or assumptions(2)	6,608	22,802	38,216
Adjusted net revenue	$1,540,492	$1,010,325	$621,207
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
We reconcile adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented below:

	Quarter Ended
($ in thousands)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total net revenue	$456,679	$423,985	$362,527	$330,344	$285,608	$272,006	$231,274	$195,984
Servicing rights – change in valuation inputs or assumptions(1)	(12,791)	(6,182)	(9,098)	(11,580)	(9,273)	(409)	224	12,109
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(470)	1,453	2,662	2,963	3,541	5,593	5,717	7,951
Adjusted net revenue	$443,418	$419,256	$356,091	$321,727	$279,876	$277,190	$237,215	$216,044
__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Total net revenue – Lending	$1,139,991	$738,323	$480,866
Servicing rights – change in valuation inputs or assumptions(1)	(39,651)	2,651	17,459
Residual interests classified as debt – change in valuation inputs or assumptions(2)	6,608	22,802	38,216
Adjusted net revenue – Lending	$1,106,948	$763,776	$536,541
__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are not direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments),

SoFi Technologies, Inc.

(vi) transaction-related expenses, (vii) fair value changes in warrant liabilities, and (viii) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions. We believe adjusted EBITDA provides a useful measure for period-over-period comparisons of our business, as it removes the effects of certain non-cash items and certain charges that are not indicative of our core operating performance or results of operations. It is also a measure that management relies upon to evaluate cash flows generated from operations, and therefore the extent of additional capital, if any, required to invest in strategic initiatives. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income (loss). Some of the limitations of adjusted EBITDA include that it does not reflect the impact of working capital requirements or capital expenditures and it is not a universally consistent calculation among companies in our industry, which limits its usefulness as a comparative measure.

Net Loss and Adjusted EBITDA
In Thousands
We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the annual periods presented below:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net loss	$(320,407)	$(483,937)	$(224,053)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	18,438	10,345	27,974
Income tax expense (benefit)(2)	1,686	2,760	(104,468)
Depreciation and amortization(3)	151,360	101,568	69,832
Share-based expense	305,994	239,371	100,778
Transaction-related expense(4)	19,318	27,333	9,161
Fair value changes in warrant liabilities(5)	—	107,328	20,525
Servicing rights – change in valuation inputs or assumptions(6)	(39,651)	2,651	17,459
Residual interests classified as debt – change in valuation inputs or assumptions(7)	6,608	22,802	38,216
Total adjustments	463,753	514,158	179,477
Adjusted EBITDA	$143,346	$30,221	$(44,576)
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense primarily included: (i) interest on our revolving credit facility, (ii) for 2022 and 2021, the amortization of debt discount and debt issuance costs on our convertible notes, and (iii) for 2021 and 2020, interest on the seller note issued in connection with our acquisition of Galileo. Revolving credit facility interest expense in 2022 increased due to higher interest rates relative to the prior years on identical outstanding debt.
(2)Our income tax expense position in 2022 was primarily attributable to tax expense at SoFi Lending Corp and SoFi Bank due to profitability in state jurisdictions where separate filings are required and recognition of expense from Technisys in certain Latin American countries where separate returns are filed. The expense was partially offset by deferred tax benefits from the amortization of intangible assets acquired in the Technisys Merger. Our income tax expense position in 2021 was primarily attributable to SoFi Lending Corp.’s profitability in state jurisdictions where separate filings are required. Our income tax benefit position in 2020 was primarily due to a partial release of our valuation allowance in the second quarter in connection with deferred tax

SoFi Technologies, Inc.

liabilities resulting from intangible assets acquired from Galileo in May 2020. See Note 17 to the Notes to Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense in 2022 increased compared to 2021 primarily in connection with our recent acquisitions and growth in our software balance, partially offset by the acceleration of core banking infrastructure amortization during the 2021 period. The increase in 2021 compared to 2020 was primarily in connection with our 2020 acquisitions, amortization of purchased and internally-developed software, and depreciation related to SoFi Stadium fixed assets, partially offset by a decrease related to the acceleration of core banking infrastructure amortization.
(4)Transaction-related expenses in 2022 primarily included financial advisory and professional services costs associated with our acquisition of Technisys and an exploratory process. Transaction-related expenses in 2021 included the special payment to the holders of Series 1 Redeemable Preferred Stock in conjunction with the Business Combination and financial advisory and professional costs associated with our then-pending acquisitions of Golden Pacific and Technisys. During 2020, transaction-related expenses included financial advisory and professional services costs associated with our acquisitions of Galileo and 8 Limited.
(5)Our adjusted EBITDA measure excludes the non-cash fair value changes in warrants accounted for as liabilities, which were measured at fair value through earnings. The amount in 2020, as well as a portion of 2021, related to changes in the fair value of Series H warrants issued by Social Finance in connection with certain redeemable preferred stock issuances. We did not measure the Series H warrants at fair value subsequent to May 28, 2021 in conjunction with the Business Combination, as they were reclassified into permanent equity. In addition, in conjunction with the Business Combination, SoFi Technologies assumed certain common stock warrants (“SoFi Technologies warrants”) that were accounted for as liabilities and measured at fair value on a recurring basis. The fair value of the SoFi Technologies warrants was based on the closing price of ticker SOFIW and, therefore, fluctuated based on market activity. The outstanding SoFi Technologies warrants were either exercised during the fourth quarter of 2021 or redeemed on December 6, 2021.
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
We reconcile adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the quarterly periods presented below:

	Quarter Ended
($ in thousands)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net loss	$(40,006)	$(74,209)	$(95,835)	$(110,357)	$(111,012)	$(30,047)	$(165,314)	$(177,564)
Non-GAAP adjustments:
Interest expense – corporate borrowings	7,069	5,270	3,450	2,649	2,593	1,366	1,378	5,008
Income tax expense (benefit)	1,057	(242)	119	752	1,558	181	(78)	1,099
Depreciation and amortization	42,353	40,253	38,056	30,698	26,527	24,075	24,989	25,977
Share-based expense	70,976	77,855	80,142	77,021	77,082	72,681	52,154	37,454
Transaction-related expense	1,872	100	808	16,538	2,753	1,221	21,181	2,178
Fair value changes in warrant liabilities	—	—	—	—	10,824	(64,405)	70,989	89,920
Servicing rights – change in valuation inputs or assumptions	(12,791)	(6,182)	(9,098)	(11,580)	(9,273)	(409)	224	12,109
Residual interests classified as debt – change in valuation inputs or assumptions	(470)	1,453	2,662	2,963	3,541	5,593	5,717	7,951
Total adjustments	110,066	118,507	116,139	119,041	115,605	40,303	176,554	181,696
Adjusted EBITDA	$70,060	$44,298	$20,304	$8,684	$4,593	$10,256	$11,240	$4,132

SoFi Technologies, Inc.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	# Change	% Change	# Change	% Change
Members	5,222,533	3,460,298	1,850,871	1,762,235	51%	1,609,427	87%
Total Products	7,894,636	5,173,197	2,523,555	2,721,439	53%	2,649,642	105%
Total Products — Lending segment	1,340,597	1,078,952	917,645	261,645	24%	161,307	18%
Total Products — Financial Services segment	6,554,039	4,094,245	1,605,910	2,459,794	60%	2,488,335	155%
Total Accounts — Technology Platform segment	130,704,351	99,660,657	59,735,210	31,043,694	31%	39,925,447	67%

See “Summary Results by Segment” for additional metrics we review at the segment level.
Members
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform or signed up for our credit score monitoring service. Our members have continuous access to our certified financial planners (“CFPs”), our career advice services, our member events, our content, educational material, news, and our tools and calculators, which are provided at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life.
Once someone becomes a member, they are always considered a member unless they violate our terms of service. We adjust our total number of members in the event a member is removed in accordance with our terms of service. This could occur for a variety of reasons—including fraud or pursuant to certain legal processes—and, as our terms of service evolve together with our business practices, product offerings and applicable regulations, our grounds for removing members from our total member count could change. The determination that a member should be removed in accordance with our terms of service is subject to an evaluation process, following the completion, and based on the results, of which, relevant members and their associated products are removed from our total member count in the period in which such evaluation process concludes. However, depending on the length of the evaluation process, that removal may not take place in the same period in which the member was added to our member count or the same period in which the circumstances leading to their removal occurred. For this reason, our total member count may not yet reflect adjustments that may be made once ongoing evaluation processes, if any, conclude.
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
Since our inception through December 31, 2022, we have served approximately 5.2 million members who have used approximately 7.9 million products on the SoFi platform.

SoFi Technologies, Inc.

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
In our Lending segment, total products refers to the number of personal loans, student loans and home loans that have been originated through our platform through the reporting date, whether or not such loans have been paid off. If a member has multiple loan products of the same loan product type, such as two personal loans, that is counted as a single product. However, if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products.
In our Financial Services segment, total products refers to the number of SoFi Money accounts (presented inclusive of cash management accounts and SoFi Checking and Savings accounts held at SoFi Bank), SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. Our members can select any one or combination of the three types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. In the event a member is removed in accordance with our terms of service, as discussed under “Members” above, the member’s associated products are also removed.

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

	December 31,			2022 vs. 2021		2021 vs. 2020
Lending Products	2022	2021	2020	Variance	% Change	Variance	% Change
Personal loans	837,462	610,348	501,045	227,114	37%	109,303	22%
Student loans	477,132	445,569	402,623	31,563	7%	42,946	11%
Home loans	26,003	23,035	13,977	2,968	13%	9,058	65%
Total lending products	1,340,597	1,078,952	917,645	261,645	24%	161,307	18%
Total financial services products were composed of the following:

	December 31,			2022 vs. 2021		2021 vs. 2020
Financial Services Products	2022	2021	2020	Variance	% Change	Variance	% Change
Money(1)	2,195,402	1,436,955	645,502	758,447	53%	791,453	123%
Invest	2,158,864	1,595,143	531,541	563,721	35%	1,063,602	200%
Credit Card	171,425	91,216	6,445	80,209	88%	84,771	n/m
Referred loans(2)	40,980	7,659	—	33,321	435%	7,659	n/m
Relay	1,921,986	930,181	408,735	991,805	107%	521,446	128%
At Work	65,382	33,091	13,687	32,291	98%	19,404	142%
Total financial services products	6,554,039	4,094,245	1,605,910	2,459,794	60%	2,488,335	155%
__________________
(1)     Includes SoFi Checking and Savings accounts held at SoFi Bank in 2022, and cash management accounts.
(2)    Limited to loans wherein we provide third party fulfillment services.

Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. We include intercompany accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 20 to the Notes to Consolidated Financial Statements, which includes intercompany revenue. Intercompany revenue is eliminated in consolidation. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for the Technisys products and solutions, as the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

SoFi Technologies, Inc.

	December 31,			2022 vs. 2021 % Change	2021 vs. 2020 % Change
	2022	2021	2020
Total accounts	130,704,351	99,660,657	59,735,210	31%	67%

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
Origination Volume
Our Lending segment is our largest segment, comprising 72%, 75% and 85% of total net revenue during the years ended December 31, 2022, 2021 and 2020, respectively. We are dependent upon the addition of new members and new activity from existing members within our Lending segment to generate origination volume, which we believe is a contributor to Lending segment net revenue. We believe we have a high-quality loan portfolio, as indicated by our Lending segment weighted average origination FICO score of 752 during the year ended December 31, 2022. See “Industry Trends and General Economic Conditions” for the impact of specific economic factors on origination volume.
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
Product Growth
Our aim is to develop and offer a best-in-class integrated financial services platform with products that meet the broad objectives of our members and the lifecycle of their financial needs. We have invested, and continue to invest, heavily in the development, improvement and marketing of our suite of lending and financial services products and are dependent on continued growth in the number of products selected by our members, as well as our ability to build trust and reliability between our members and our platform to reinforce the effects of the Financial Services Productivity Loop. In order to deliver on our strategy, we aim to foster positive member experiences designed to lead to more product adoption by existing members, leading to enhanced profitability for each additional product by lowering overall member acquisition costs.
Galileo Account Growth
Galileo primarily provides technology platform services to financial and non-financial institutions, which enabled us to diversify our business from a primarily consumer-based business to also serve enterprises that rely upon Galileo’s integrated platform-as-a-service to serve their clients. We are dependent on growth in the number of accounts at Galileo, which is an indication of the amount of users that are dependent upon the technology platform for a variety of products and services, including virtual card products, virtual wallets, peer-to-peer and bank-to-bank transfers, early paychecks and relying on real-time authorizations, all of which generate revenue for Galileo.
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
The Federal Reserve increased the benchmark interest rate throughout 2022 (and has continued to do so to date in 2023), largely in response to increasing inflation, record low unemployment and strong consumer demand. In a rising interest

SoFi Technologies, Inc.

rate environment, and operating under a bank charter, we have been able to offer more competitive interest rates to our members on their deposits, which we believe has resulted in increased demand for our deposits. However, rising interest rates have unfavorably impacted and could continue to unfavorably impact demand for refinancing loan products. In addition, if the Federal Reserve does not effectively curb inflation or interest rates rise unexpectedly or too quickly or macroeconomic conditions do not improve, it could have a negative impact on the overall economy and, resultantly, increase unemployment, which could adversely impact our results of operations. In 2022, we saw elevated credit spreads across capital markets and changes in consumer credit, which may continue in 2023. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
Student Loan Relief
As a result of certain national measures taken to counteract the economic impact of the COVID-19 pandemic, such as the CARES Act passed during 2020 and subsequent extensions, principal and interest payments on federally-held student loans were suspended, which in turn lowered the propensity for borrowers to refinance into SoFi student loans relative to pre-COVID levels. Additionally, in 2022, President Biden announced relief measures for federal student loan borrowers, subject to income caps, including up to $20,000 in debt cancellation for Pell Grant recipients, and up to $10,000 in debt cancellation for non-Pell Grant recipients, as well as certain changes to income-driven repayment plans. Legal challenges to the relief measures are undergoing a review by the U.S. Supreme Court, with arguments recently heard on February 28, 2023 and a decision expected by mid-2023. Borrowers will not receive any forgiveness nor can additional borrowers apply for forgiveness until a decision is issued. In response, President Biden announced an additional extension of the federal student loan payment moratorium until 60 days after the litigation is fully resolved or 60 days after June 30, 2023, whichever happens first. While the eventual number of applicants under President Biden’s program and the impact of legal challenges to the program remain unknown, we expect to have decreased demand for our student loan refinancing products until the litigation is resolved, which would likely have an adverse impact on our results of operations and overall business.
SoFi Bank
A key element of our long-term strategy has been to secure a national bank charter. In February 2022, we closed the Bank Merger and began operating Golden Pacific Bank as SoFi Bank. See Note 2 to the Notes to Consolidated Financial Statements for additional information on the Bank Merger. In connection with operating a national bank, we have incurred and expect to continue to incur additional costs primarily associated with headcount, technology infrastructure, governance, compliance and risk management, marketing, and other general and administrative expenses.
See Part I, Item 1. “Company Overview—SoFi Bank” for a discussion of the key expected financial benefits to us of operating a national bank. See Part I, Item 1A. “Risk Factors” for discussion of certain potential risks related to being a bank holding company.

Key Components of Results of Operations

Net Interest Income
Net interest income primarily reflects the excess of interest income earned on our loans over the interest expense incurred to fund such loans. Net interest income is impacted by loan origination volume, the level of securitization activity, the amount of time we hold loans on our consolidated balance sheet and the volume of member deposits, as well as prevailing interest rates, which impact the rates we receive on our loans and securitization-related investments in bonds and residual interest positions, and the rates we incur from our funding sources including our warehouse facilities, securitization debt and member deposits at SoFi Bank. We also incur interest expense related to our revolving credit facility, as well as on our convertible notes issued in October 2021 in the form of amortization of debt issuance costs and original issue discount.
Noninterest Income
Noninterest income primarily consists of: (i) fair value changes in loans while we hold them on our consolidated balance sheet, inclusive of our hedging activities, (ii) gains on sales of loans transferred into the securitization or whole loan sale channels, (iii) the income we receive from our loan servicing activities, as well as the assumption of servicing rights from third parties, (iv) fair value changes related to our securitization activities, (v) revenue recognized from contracts with customers, which primarily relates to our technology products and solutions revenues and has grown due to our recent acquisitions and the growth and expansion of our financial services offerings, and (vi) gains and losses on non-securitization investments.

SoFi Technologies, Inc.

Noninterest Expense
Noninterest expense primarily relates to the following categories of expenses: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative. Certain costs are included within each of these line items, such as compensation and benefits-related expense (inclusive of share-based compensation expense), professional services, depreciation and amortization, and occupancy-related costs. We allocate certain costs to each of these categories based on department-level headcounts. We generally expect these expenses to increase in absolute dollars as our business continues to grow. Lastly, noninterest expense includes the provision for credit losses, which primarily relates to our credit card product.
Directly Attributable Expenses
As presented within “Summary Results by Segment”, in our determination of the contribution profit (loss) for our reportable segments, we allocate certain expenses that are directly attributable to the segment. Directly attributable expenses primarily include compensation and benefits and sales and marketing, inclusive of member incentives, and vary based on the amount of activity within each segment. Directly attributable expenses also include loan origination and servicing expenses, professional services, product fulfillment and lead generation. Expenses are attributed to the reportable segments using either direct costs of the segment or labor costs that can be attributed based upon the allocation of employee time for individual products.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Year ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net interest income	$584,096	$252,244	$177,931	$331,852	132%	$74,313	42%
Total noninterest income	989,439	732,628	387,601	256,811	35%	345,027	89%
Total net revenue	1,573,535	984,872	565,532	588,663	60%	419,340	74%
Total noninterest expense	1,892,256	1,466,049	894,053	426,207	29%	571,996	64%
Loss before income taxes	(318,721)	(481,177)	(328,521)	162,456	(34)%	(152,656)	46%
Income tax (expense) benefit	(1,686)	(2,760)	104,468	1,074	(39)%	(107,228)	n/m
Net loss	$(320,407)	$(483,937)	$(224,053)	$163,530	(34)%	$(259,884)	116%

SoFi Technologies, Inc.

Net Interest Income
The table below presents balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Year Ended December 31,
	2022			2021			2020
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Rate	Average Balances(1)	Interest Income/Expense	Average Rate	Average Balances(1)	Interest Income/Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,122,364	$10,841	0.97%	$706,640	$646	0.09%	$731,694	$3,481	0.48%
Investment securities	494,005	12,542	2.54	495,444	14,355	2.90	623,248	24,031	3.86
Loans(2)	9,200,023	749,071	8.14	5,179,729	337,862	6.52	4,783,512	330,353	6.91
Related party receivables	—	—	—	2,767	211	7.63	13,649	3,189	23.36
Total interest-earning assets	10,816,392	772,454	7.14%	6,384,580	353,074	5.53%	6,152,103	361,054	5.87%
Total noninterest-earning assets	2,812,054			1,933,759			1,537,708
Total assets	$13,628,446			$8,318,339			$7,689,811
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$1,336,006	$21,814	1.63%	$—	$—	—%	$—	$—	—%
Savings deposits	1,403,750	31,045	2.21	—	—	—	—	—	—
Time deposits	281,633	6,934	2.46	—	—	—	—	—	—
Total interest-bearing deposits	3,021,389	59,793	1.98	—	—	—	—	—	—
Warehouse facilities	2,378,935	71,717	3.01	2,043,085	29,596	1.45	2,246,715	51,983	2.31
Securitization debt	593,824	22,507	3.79	931,476	35,576	3.82	1,853,542	66,110	3.57
Other debt(3)	1,575,027	30,618	1.94	773,159	27,458	3.55	481,120	52,352	10.88
Total debt	4,547,786	124,842	2.75	3,747,720	92,630	2.47	4,581,377	170,445	3.72
Residual interests classified as debt	57,510	3,723	6.47	106,990	8,200	7.66	172,828	12,678	7.34
Total interest-bearing liabilities	7,626,685	188,358	2.47%	3,854,710	100,830	2.62%	4,754,205	183,123	3.85%
Total noninterest-bearing liabilities	657,314			602,994			368,138
Total liabilities	$8,283,999			$4,457,704			$5,122,343
Total temporary equity	320,374			1,637,173			2,934,581
Total permanent equity	5,024,073			2,223,462			(367,113)
Total liabilities, temporary equity and permanent equity	$13,628,446			$8,318,339			$7,689,811

Net interest income(4)		$584,096			$252,244			$177,931
Net interest margin(5)			5.40%			3.95%			2.89%
___________________
(1)Average balances were calculated on thirteen-month ending balances and include accrued interest.
(2)Interest income on loans measured at amortized cost includes amortization of deferred loan fees, net of deferred loan costs, which were not material for the years presented.
(3)Interest expense on other debt primarily includes debt issuance and discount expense, as well as interest expense on the revolving credit facility and seller note, as applicable.
(4)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(5)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

SoFi Technologies, Inc.

Analysis of Changes in Net Interest Income
The following table presents year-over-year changes in net interest income and the extent to which the variance is attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$4,016	$6,179	$10,195	$(23)	$(2,812)	$(2,835)
Investment securities	(37)	(1,776)	(1,813)	(3,703)	(5,973)	(9,676)
Loans	327,335	83,874	411,209	25,844	(18,335)	7,509
Related party receivables	—	(211)	(211)	(830)	(2,148)	(2,978)
Total interest income	$331,314	$88,066	$419,380	$21,288	$(29,268)	$(7,980)

Interest expense:
Interest-bearing deposits	$59,793	$—	$59,793	$—	$—	$—
Debt	21,963	10,249	32,212	(20,605)	(57,210)	(77,815)
Residual interests classified as debt	(3,203)	(1,274)	(4,477)	(5,046)	568	(4,478)
Total interest expense	$78,553	$8,975	$87,528	$(25,651)	$(56,642)	$(82,293)
Net interest income	$252,761	$79,091	$331,852	$46,939	$27,374	$74,313
___________________
(1)We calculate the change in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
2022 vs. 2021. Net interest income increased by $331.9 million, or 132%, during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by higher interest income from non-securitization personal and student loans, which were primarily a function of increases in average balances, higher personal loan origination volume and longer loan holding periods. This increase was partially offset by interest expense on deposits at SoFi Bank during 2022, and lower interest income from consolidated personal and student loan securitizations, which were impacted by decreases in average balances primarily attributable to payment activity and the absence of additions to our consolidated securitization loan balances.
Net interest margin increased by 145 basis points during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by higher interest-earning assets at higher average yields, particularly related to non-securitization loans, partially offset by higher interest rates paid on warehouse facilities and interest-bearing deposits used to fund our loan originations.
2021 vs. 2020. Net interest income increased by $74.3 million, or 42%, during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by: (i) lower interest expense associated with lower average securitization and warehouse debt balances, as well as lower reference rates and lower warehouse facility interest rate spreads, (ii) lower securitizations interest income, which was primarily attributable to decreases in residual investment interest income and asset-backed bonds due primarily to decreases in average securitization investment balances, (iii) lower interest income from consolidated personal and student loan securitizations, which were impacted by declines in average balances attributable to payment activity and deconsolidation activity in 2020. This increase was partially offset by higher interest income on non-securitization personal and student loans, which were primarily a function of increases in average balances, higher personal loan origination volume and longer loan holding periods for student loans.
Net interest margin increased by 106 basis points during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by decreases in the average balances of warehouse facilities and securitization debt, lower reference rates and warehouse facility interest rate spreads in 2021 compared to 2020, as well as the impact of the seller note issued in 2020 in connection with the acquisition of Galileo and repaid in early 2021.

SoFi Technologies, Inc.

Loan Maturity Schedule
The following table presents the maturities of our loan portfolio, as well as the separate presentation of the total amount of loans in each loan category that are due after one year that have variable rates and fixed rates:

	As of December 31, 2022(1)
($ in thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Loan Portfolio:
Personal loans	$114,774	$6,986,879	$1,181,747	$—	$8,283,400
Student loans	7,271	738,481	3,093,250	955,515	4,794,517
Home loans	—	—	5,729	71,976	77,705
Credit card(2)	243,959	—	—	—	243,959
Commercial and consumer banking	1,922	6,452	14,625	77,148	100,147
Total loans	$367,926	$7,731,812	$4,295,351	$1,104,639	$13,499,728
Loans with variable rates:
Personal loans		$9,574	$—	$—	$9,574
Student loans		41,696	92,465	4,616	138,777
Home loans		—	—	—	—
Commercial and consumer banking		4,498	9,277	72,122	85,897
Total loans		$55,768	$101,742	$76,738	$234,248
Loans with fixed rates:
Personal loans		$6,977,305	$1,181,747	$—	$8,159,052
Student loans		696,785	3,000,785	950,899	4,648,469
Home loans		—	5,729	71,976	77,705
Commercial and consumer banking		1,954	5,348	5,026	12,328
Total loans		$7,676,044	$4,193,609	$1,027,901	$12,897,554
__________________
(1)Maturities presented are based upon the contractual terms of the loans. Amounts represent unpaid principal balance of loans outstanding at period end.
(2)Due to the revolving nature of credit cards, we report all of our credit card balances as due within one year.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Loan origination and sales	$605,403	$497,626	$371,323	$107,777	22%	$126,303	34%
Securitizations	(40,031)	(14,862)	(70,251)	(25,169)	169%	55,389	(79)%
Servicing	43,547	(2,281)	(19,426)	45,828	n/m	17,145	(88)%
Technology products and solutions	304,901	191,847	90,128	113,054	59%	101,719	113%
Other	75,619	60,298	15,827	15,321	25%	44,471	281%
Total noninterest income	$989,439	$732,628	$387,601	$256,811	35%	$345,027	89%
Total net revenue	$1,573,535	$984,872	$565,532	$588,663	60%	$419,340	74%
2022 vs. 2021. Total noninterest income increased by $256.8 million, or 35%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by loan hedging activities due to higher interest rates in 2022, partially offset by lower income related to in period originations, loan sale execution and fair value adjustments on loans, as well as higher loan write offs. The increase was also attributable to growth in technology products and solutions fees driven by account growth and increased activity among our existing integrated technology solutions clients combined with revenue contribution from the Technisys Merger in 2022.
2021 vs. 2020. Total noninterest income increased by $345.0 million, or 89%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by loan hedging activities and higher income related to in period originations, loan sale execution and fair value adjustments on loans. The increase was also attributable to growth in

SoFi Technologies, Inc.

technology products and solutions fees driven by increased activity among integrated technology solutions clients combined with a full year of revenue contribution from Galileo in 2021, which we acquired in May 2020.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Technology and product development	$405,257	$276,087	$201,199	$129,170	47%	$74,888	37%
Sales and marketing	617,823	426,875	276,577	190,948	45%	150,298	54%
Cost of operations	313,226	256,980	178,896	56,246	22%	78,084	44%
General and administrative	501,618	498,534	237,381	3,084	1%	261,153	110%
Provision for credit losses	54,332	7,573	—	46,759	617%	7,573	n/m
Total noninterest expense	$1,892,256	$1,466,049	$894,053	$426,207	29%	$571,996	64%
2022 vs. 2021. Total noninterest expense increased by $426.2 million, or 29%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by: (i) higher employee compensation and benefits (inclusive of an increase in share-based compensation expense), a portion of which was attributable to the Technisys Merger and the remainder of which was related to increased personnel to support our growth in 2022, (ii) increases in advertising expenditures and utilization of lead generation channels, (iii) an increase in the provision for credit losses, which reflected higher average credit card balances combined with elevated credit card loss rates during 2022, (iv) an increase in amortization of intangible assets due to acquired intangible assets in the Technisys Merger, and (v) an increase in purchased and internally-developed software amortization, reflective of continued investments in technology.
2021 vs. 2020. Total noninterest expense increased by $572.0 million, or 64%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by: (i) higher employee compensation and benefits (inclusive of an increase in share-based compensation expense), which was related to increased personnel to support our growth, higher average compensation in 2021 and the effect of new awards at increased share prices, (ii) increases in advertising expenditures, direct customer promotional expenditures and utilization of lead generation channels, (iii) an increase in expenditures related to fair value changes in warrant liabilities, with the increase in fair value changes on Series H redeemable preferred stock exceeding the decrease related to the SoFi Technologies warrants assumed in the Business Combination, (iv) an increase related to the special payment made to the Series 1 preferred stockholders in 2021 associated with the Business Combination, (v) an increase in amortization expense on intangible assets, primarily associated with intangible assets acquired during the second quarter of 2020, (vi) an increase in software licenses, tools and subscriptions and other related fees, (vii) an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on our technology platform, and (viii) the establishment of the provision for credit losses on our credit card product.
Provision for Credit Losses
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are held for investment and measured at amortized cost:

	December 31,
($ in thousands)	2022	2021
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$40,788	$7,037
Total loans held for investment outstanding(1)	$344,106	$121,590
Ratio(2)	11.85%	5.79%
__________________
(1)Total loans outstanding excludes accrued interest.

SoFi Technologies, Inc.

(2)The increase in the ratio was attributable to credit cards and was reflective of both an increase in the average balance and an increase in our estimate of expected future credit losses.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	December 31, 2022		December 31, 2021
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$39,110	71%	$7,037	100%
Commercial and consumer banking	1,678	29%	—	—%
Total	$40,788	100%	$7,037	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Year Ended December 31,
	2022			2021			2020
($ in thousands)	Average Loans(1)	Net Charge-offs	Ratio	Average Loans(1)	Net Charge-offs	Ratio	Average Loans(1)	Net Charge-offs	Ratio
Personal loans	$4,767,708	$88,511	1.86%	$1,968,297	$19,398	0.99%	$1,834,893	$41,987	2.29%
Student loans	4,059,001	12,677	0.31	2,964,404	9,399	0.32	2,819,187	2,507	0.09
Home loans	132,663	—	—	197,452	—	—	125,714	—	—
Credit card(2)	167,290	20,957	12.53	47,533	2,048	4.31	407	—	—
Commercial and consumer banking	73,361	7	0.01	2,043	—	—	3,311	—	—
Total loans	$9,200,023	$122,152	1.33%	$5,179,729	$30,845	0.60%	$4,783,512	$44,494	0.93%
___________________
(1)Average balances were calculated on thirteen-month ending balances and include accrued interest.
(2)The increase in the net charge-off rate associated with credit card was primarily related to our maturing portfolio, as the product was launched in the second half of 2020 and balances charge off after 180 days of delinquency.
2022 vs. 2021. The provision for credit losses increased by $46.8 million, which primarily reflected higher average credit card balances combined with elevated credit card loss rates during 2022.
Income Taxes
For the years ended December 31, 2022, 2021 and 2020, we recorded income tax (expense) benefit of $(1.7) million, $(2.8) million, and $104.5 million, respectively. Our income tax expense position in 2022 was primarily attributable to tax expense at SoFi Lending Corp. and SoFi Bank due to profitability in state jurisdictions where separate filings are required and recognition of expense from Technisys in certain Latin American countries where separate returns are filed. The expense was partially offset by deferred tax benefits from the amortization of intangible assets acquired in the Technisys Merger. The significant change in our income tax positions for the years ended December 31, 2022 and 2021 relative to 2020 was primarily due to a partial release of our valuation allowance in the second quarter of 2020 in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020, which decreased the valuation allowance by $99.8 million.

Summary Results by Segment

Contribution profit (loss) is the primary measure of segment-level profit and loss that, along with our key business metrics, is used by management to evaluate our business, measure our performance, identify trends and make strategic decisions. Contribution profit (loss) is defined as total net revenue for each reportable segment less expenses directly

SoFi Technologies, Inc.

attributable to the reportable segment and, in the case of our Lending segment, adjusted for fair value adjustments attributable to assumption changes associated with our servicing rights and residual interests classified as debt. See the sections entitled “Consolidated Results of Operations”, “Summary Results by Segment” and “Non-GAAP Financial Measures” for discussion and analysis of these key financial measures.
Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	December 31,			2022 vs. 2021		2021 vs. 2020
Metric	2022	2021	2020	Change	% Change	Change	% Change
Total products (number, as of period end)	1,340,597	1,078,952	917,645	261,645	24%	161,307	18%
Origination volume ($ in thousands, during period)
Personal loans	$9,773,705	$5,386,934	$2,580,757	$4,386,771	81%	$2,806,177	109%
Student loans	2,245,499	4,293,526	4,928,880	(2,048,027)	(48)%	(635,354)	(13)%
Home loans	966,177	2,978,222	2,183,521	(2,012,045)	(68)%	794,701	36%
Total	$12,985,381	$12,658,682	$9,693,158	$326,699	3%	$2,965,524	31%
Loans with a balance (number, as of period end)(1)	753,043	603,201	598,682	149,842	25%	4,519	1%
Average loan balance ($, as of period end)(1)
Personal loans	$24,917	$22,820	$21,789	$2,097	9%	$1,031	5%
Student loans(2)	46,585	50,549	54,319	(3,964)	(8)%	(3,770)	(7)%
Home loans	285,152	286,991	291,382	(1,839)	(1)%	(4,391)	(2)%
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
Personal Loans. During the year ended December 31, 2022, personal loan origination volume increased significantly relative to 2021, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment. This was combined with a positive impact from increased loan application approval rates within our existing credit parameters that were implemented during the second half of 2021 and maintained through mid-2022, with slight credit tightening implemented in the second half of 2022.
Personal loan origination volume increased significantly during the year ended December 31, 2021 compared to 2020, primarily due to the improved economic outlook and consumer confidence levels throughout 2021, as there was lower consumer spending behavior during the earlier stages of the COVID-19 pandemic, which we believe decreased the overall demand for debt consolidation loans. Origination volume in 2021 also benefited from the increased loan application approval rate implemented during the second half of 2021.

SoFi Technologies, Inc.

Student Loans. During the year ended December 31, 2022, student loan origination volume decreased significantly relative to 2021, as demand for student loan refinancing products continued to be unfavorably impacted by the ongoing suspension of principal and interest payments on federally-held student loans and the expectation of debt cancellation for certain federal student loan borrowers, combined with a rising interest rate environment in 2022. See “Key Factors Affecting Operating Results—Student Loan Relief” for additional discussion of student loans.
Student loan origination volume decreased during the year ended December 31, 2021 compared to 2020, primarily due to the suspension of principal and interest payments on federally-held student loans.
Home Loans. During the year ended December 31, 2022, home loan origination volume decreased significantly relative to 2021 due to continued rising interest rates relative to 2021 levels, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations have historically represented a smaller percentage of our home loan originations, our mix has shifted toward more purchase originations in the second half of 2022.
Home loan origination volume increased during the year ended December 31, 2021 compared to 2020 due to an increase in our loan application approval rate and operational efficiencies gained through scale of the platform, which were tempered by rising U.S. Treasury rates relative to the 2020 levels.
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
In the table below, we present additional information related to our lending products:

	Year Ended December 31,
	2022	2021	2020
Overall weighted average origination FICO	752	761	768
Personal Loans
Weighted average origination FICO	747	754	764
Weighted average interest rate earned(1)	11.82%	10.64%	10.51%
Interest income recognized ($ in thousands)	$551,458	$202,706	$192,450
Sales of loans ($ in thousands)	$2,911,491	$4,290,424	$1,531,057
Student Loans
Weighted average origination FICO	773	774	773
Weighted average interest rate earned(1)	4.27%	4.44%	4.91%
Interest income recognized ($ in thousands)	$170,550	$127,496	$134,917
Sales of loans ($ in thousands)	$877,920	$2,854,778	$4,534,286
Home Loans
Weighted average origination FICO	749	755	764
Weighted average interest rate earned(1)	3.42%	1.96%	2.24%
Interest income recognized ($ in thousands)	$4,714	$3,778	$2,731
Sales of loans ($ in thousands)	$1,094,981	$2,935,038	$2,102,101
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the thirteen-month unpaid principal balances of loans outstanding during the period, which are impacted by the timing and extent of loan sales and purchases.
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment. The information is derived from our internal financial reporting used for corporate management purposes. In the first quarter of 2022, we implemented an

SoFi Technologies, Inc.

FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, as further discussed below.

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net interest income	$531,480	$258,102	$199,345	$273,378	106%	$58,757	29%
Noninterest income	608,511	480,221	281,521	128,290	27%	198,700	71%
Total net revenue	1,139,991	738,323	480,866	401,668	54%	257,457	54%
Servicing rights – change in valuation inputs or assumptions(1)	(39,651)	2,651	17,459	(42,302)	n/m	(14,808)	(85)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	6,608	22,802	38,216	(16,194)	(71)%	(15,414)	(40)%
Directly attributable expenses(3)	(442,945)	(364,169)	(294,812)	(78,776)	22%	(69,357)	24%
Contribution profit	$664,003	$399,607	$241,729	$264,396	66%	$157,878	65%
Adjusted net revenue(4)	$1,106,948	$763,776	$536,541	$343,172	45%	$227,235	42%
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
(2)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
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
Net interest income
2022 vs. 2021. Net interest income in our Lending segment increased by $273.4 million, or 106%, for the year ended December 31, 2022 compared to 2021, which was primarily attributable to non-securitization loans. Higher interest income on non-securitization personal loans and student loans was primarily a function of increases in aggregate average balances of $2.8 billion (185%) and $1.3 billion (62%), respectively. The personal loan average balance increase was primarily attributable to higher origination volume and purchase activity combined with a higher weighted average interest rate earned on whole loans and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods, partially offset by a lower weighted average interest rate earned on whole loans. Interest expense associated with funding our lending activities, which was determined using an FTP framework in 2022 and was based on actual interest expense on our use of securitizations and warehouse facilities in 2021, increased by $115.6 million, or 128%, year over year, primarily due to the sharp increase in benchmark rates.
2021 vs. 2020. Net interest income in our Lending segment increased by $58.8 million, or 29%, for the year ended December 31, 2021 compared to 2020, which was primarily attributable to: (i) lower interest expense associated with lower average securitization and warehouse debt balances of 50% and 9%, respectively, as well as lower reference rates and lower warehouse facility interest rate spreads, (ii) lower securitizations interest income, which was primarily attributable to decreases in residual investment interest income and asset-backed bonds due primarily to decreases in average securitization investment balances, (iii) lower interest income from consolidated personal and student loan securitizations, which were impacted by decreases in average balances of 60% and 39%, respectively, attributable to payment activity and deconsolidation activity in 2020, and (iv) partially offset by higher interest income on non-securitization personal and student loans, which were primarily a function of increases in aggregate average balances of 77% and 36%, respectively, higher personal loan origination volume and longer loan holding periods for student loans.

SoFi Technologies, Inc.

Noninterest income
Changes in noninterest income in the Lending segment are primarily driven by loan origination and sales activity, servicing income and securitizations income.
Loan Origination and Sales
The following table presents the components of noninterest income—loan origination and sales:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$347,772	$455,163	$406,261	$(107,391)	(24)%	$48,902	12%
Economic derivative hedges of loan fair values	354,834	49,090	(54,829)	305,744	623%	103,919	n/m
Other derivative instruments(2)	(11,032)	(2,742)	14,530	(8,290)	302%	(17,272)	n/m
Home loan origination fees	7,452	14,452	11,576	(7,000)	(48)%	2,876	25%
Loan write-off expense – whole loans(3)	(95,843)	(17,440)	(5,873)	(78,403)	450%	(11,567)	197%
Loan repurchase (expense) benefit(4)	4,460	(3,117)	(342)	7,577	n/m	(2,775)	811%
Other	(2,470)	2,220	—	(4,690)	n/m	2,220	n/m
Loan origination and sales noninterest income	$605,173	$497,626	$371,323	$107,547	22%	$126,303	34%
___________________
(1)Includes fair value adjustments on loans originated during the period, fair value adjustments of loans held at the balance sheet date, as well as gains (losses) on loans sold during the period. Fair value adjustments are impacted by interest rates, weighted average coupon, credit spreads and loss estimates, prepayment speeds, duration and previous loan sale execution on similar loans.
(2)Includes IRLCs, interest rate caps and purchase price earn-out.
(3)For the years ended December 31, 2022, 2021 and 2020, includes gross write-offs of $119.9 million, $27.6 million and $17.1 million, respectively. Total recoveries were $24.1 million, $10.1 million and $11.2 million, respectively, of which $9.5 million, $2.8 million and $3.6 million, respectively, were captured via loan sales to a third-party collection agency.
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

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Servicing income recognized
Personal loans	$35,653	$34,093	$42,646	$1,560	5%	$(8,553)	(20)%
Student loans	36,256	46,519	50,491	(10,263)	(22)%	(3,972)	(8)%
Home loans	12,965	8,975	4,651	3,990	44%	4,324	93%
Servicing rights fair value change
Personal loans	$(4,245)	$2,677	$(24,809)	$(6,922)	n/m	$27,486	n/m
Student loans	(24,058)	(10,634)	(37,945)	(13,424)	126%	27,311	(72)%
Home loans	9,898	26,619	10,733	(16,721)	(63)%	15,886	148%
2022 vs. 2021. Noninterest income in our Lending segment increased by $128.3 million, or 27%, for the year ended December 31, 2022 compared to 2021, which was primarily driven by higher loan origination and sales income of $107.5 million and higher servicing income of $45.6 million, partially offset by lower securitizations income of $25.2 million.

SoFi Technologies, Inc.

The increase in loan origination and sales income was primarily driven by: (i) gains on student loan and personal loan interest rate swap positions primarily driven by higher interest rates in 2022, (ii) fair value gains on personal loan originations in the year, partially offset by fair value losses on student loan and home loan originations in the year, each correlated with origination volume, and (iii) gains on home loan pipeline hedges due to decreases in the underlying hedge price index. This increase was partially offset by: (i) lower fair value marks on loans held on balance sheet at period end (including in period originations) across all loan products, primarily driven by deterioration in general market conditions, (ii) lower execution prices on sales activity across all loan products, due to both volume and price factors, and (iii) higher loan write offs, primarily driven by higher average personal loan balances and elevated charge off rates in 2022.
The increase in servicing income was primarily related to favorable changes in valuation inputs and assumptions for student loans, which was primarily attributable to decreased prepayment rate assumptions during 2022 compared to increased assumptions during 2021, partially offset by increased discount rate assumptions during 2022.
The decrease in securitizations income was primarily due to: (i) a decrease in securitization loan fair market value changes, principally due to increases in market interest rates, and (ii) a decline in securitization bond fair values that were impacted by the interest rate volatility during the 2022 period. The decrease was partially offset by gains in the 2022 period on our economic hedges of securitization investments and favorable changes in residual debt fair value adjustments.
2021 vs. 2020. Noninterest income in our Lending segment increased by $198.7 million, or 71%, for the year ended December 31, 2021 compared to 2020, which was primarily driven by higher loan origination and sales income of $126.3 million, improvement in securitizations income of $55.4 million and higher servicing income of $17.1 million.
The increase in loan origination and sales income was primarily driven by: (i) gains on student loan and personal loan interest rate swap positions primarily driven by higher interest rates in 2021, (ii) gains on home loan pipeline hedges due to decreases in the underlying hedge price index, (iii) fair value gains on personal loan and home loan originations, partially offset by fair value losses on student loan originations, each correlated with origination volume, and (iv) higher execution prices on sales activity for personal loans, as volume factors exceeded lower prices. The increase was partially offset by: (i) lower execution prices on sales activity related to student loans and home loans, (ii) a decrease in home loan IRLCs, and (iii) the absence of a gain on a credit default swap that occurred in 2020.
The improvement in securitizations income was primarily due to: (i) an increase in securitization loan fair market value changes, principally due to the significantly improved economic environment during 2021 relative to 2020, (ii) a reduction in securitization loan write-offs in 2021, which was correlated with the deconsolidation of securitizations in 2020, stronger securitization loan credit performance and lower average securitization loan balances during 2021, and (iii) the absence of losses from deconsolidations that occurred in 2020. The improvement was partially offset by unfavorable changes in residual debt and securitization bond fair value adjustments.
The increase in servicing income was primarily related to favorable changes in valuation inputs and assumptions, primarily attributable to: (i) a lower rate of increase in prepayment rate assumptions during 2021 compared to 2020, and (ii) a decreased discount rate assumption for home loans, as market trends demonstrated stronger demand for the home loan servicing asset class during 2021.

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Direct advertising	$178,263	$126,367	$102,562	$51,896	41%	$23,805	23%
Compensation and benefits	103,996	88,137	82,592	15,859	18%	5,545	7%
Lead generation	87,716	55,170	24,603	32,546	59%	30,567	124%
Loan origination and servicing costs	41,535	56,242	41,733	(14,707)	(26)%	14,509	35%
Professional services	6,649	5,663	7,139	986	17%	(1,476)	(21)%
Other(1)	24,786	32,590	36,183	(7,804)	(24)%	(3,593)	(10)%
Directly attributable expenses	$442,945	$364,169	$294,812	$78,776	22%	$69,357	24%
__________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs, and third-party loan fraud (net of related insurance recoveries).
2022 vs. 2021. Lending segment directly attributable expenses increased by $78.8 million, or 22%, for the year ended December 31, 2022 compared to 2021, primarily due to: (i) an increase in direct advertising primarily related to direct mail, search engine and social network advertising, partially offset by declines in television advertisement; (ii) increasing utilization of lead generation channels primarily associated with increased personal loan origination volume in 2022; (iii) an increase in allocated compensation and related benefits, which primarily reflected increases in headcount allocated to the Lending segment and increased average compensation in 2022, partially offset by decreases in home loan commissions attributable to decreases in home loan originations; and (iv) a decrease in loan origination and servicing costs, which were largely attributable to decreases in home loan origination costs, partially offset by increases in personal loan origination costs, each of which was correlated with origination volumes.
2021 vs. 2020. Lending segment directly attributable expenses increased by $69.4 million, or 24%, for the year ended December 31, 2021 compared to 2020, primarily due to: (i) increasing utilization of lead generation channels associated with increased personal loan origination volume in 2021, which was partially offset by lower student loan origination volume through lead generation channels; (ii) an increase in direct advertising primarily related to search engine, television, social media and digital advertising expenditures, partially offset by a decline in direct mail marketing expenditures; and (iii) an increase in loan origination and servicing costs, which supported our growth in origination volume, primarily in home loans.
Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

	December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Change	% Change	Change	% Change
Total accounts	130,704,351	99,660,657	59,735,210	31,043,694	31%	39,925,447	67%
See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.

SoFi Technologies, Inc.

Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment. The information is derived from our internal financial reporting used for corporate management purposes. Refer to Note 20 in the Notes to Consolidated Financial Statements for further information regarding Technology Platform segment performance.

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net interest expense	$—	$(29)	$(107)	$29	(100)%	$78	(73)%
Noninterest income	315,133	194,915	96,423	120,218	62%	98,492	102%
Total net revenue	315,133	194,886	96,316	120,247	62%	98,570	102%
Directly attributable expenses	(238,620)	(130,439)	(42,427)	(108,181)	83%	(88,012)	207%
Contribution profit	$76,513	$64,447	$53,889	$12,066	19%	$10,558	20%
Noninterest income
Noninterest income in our Technology Platform segment increased by $120.2 million, or 62%, for the year ended December 31, 2022 compared to 2021, of which $69.2 million was attributable to revenue contribution from the Technisys Merger in 2022. The remaining increase was primarily attributable to growth in technology products and solutions fees driven by account growth and increased activity among our existing integrated technology solutions clients. Noninterest income included $7.6 million and $1.9 million of intercompany revenue for the years ended December 31, 2022 and 2021, respectively.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Compensation and benefits	$143,843	$68,277	$19,168	$75,566	111%	$49,109	256%
Product fulfillment	39,237	31,492	12,913	7,745	25%	18,579	144%
Tools and subscriptions	21,745	9,544	4,243	12,201	128%	5,301	125%
Professional services	11,460	6,037	1,694	5,423	90%	4,343	256%
Other(1)	22,335	15,089	4,409	7,246	48%	10,680	242%
Directly attributable expenses	$238,620	$130,439	$42,427	$108,181	83%	$88,012	207%
___________________
(1)Other expenses are primarily related to advertising and marketing, travel and occupancy-related costs, data center and capitalized software development costs.
2022 vs. 2021. Technology Platform segment directly attributable expenses increased by $108.2 million, or 83%, for the year ended December 31, 2022 compared to 2021, primarily due to: (i) an increase in compensation and benefits expense, which was correlated with an increase in personnel to support segment growth and of which Technisys compensation and benefits contributed $53.0 million during 2022; and (ii) an increase in tools and subscriptions costs related to headcount increases and internal technology initiatives to support the growth of the platform, along with the inclusion of Technisys in our 2022 results.
2021 vs. 2020. Technology Platform segment directly attributable expenses increased by $88.0 million, or 207%, for the year ended December 31, 2021 compared to 2020 (which were partially impacted by the timing of our acquisition of Galileo in the second quarter of 2020 compared to full results in 2021), primarily due to: (i) an increase in compensation and benefits expense, which was correlated with an increase in personnel to support segment growth, as well as an increase in average compensation in 2021; and (ii) an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform.

SoFi Technologies, Inc.

Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

	December 31,			2022 vs. 2021		2021 vs. 2020
Metric	2022	2021	2020	Change	% Change	Change	% Change
Total products (number, as of period end)	6,554,039	4,094,245	1,605,910	2,459,794	60%	2,488,335	155%
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

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net interest income(1)	$92,574	$3,765	$484	$88,809	n/m	$3,281	678%
Noninterest income	75,102	54,313	11,386	20,789	38%	42,927	377%
Total net revenue	167,676	58,078	11,870	109,598	189%	46,208	389%
Directly attributable expenses	(367,102)	(192,996)	(143,966)	(174,106)	90%	(49,030)	34%
Contribution loss	$(199,426)	$(134,918)	$(132,096)	$(64,508)	48%	$(2,822)	2%
__________________
(1)Net interest income and, thereby, total net revenue and contribution loss for our Financial Services segment reported for the year ended December 31, 2022 reflects the implementation of an FTP framework, under which Financial Services segment net interest income reflects the difference between an FTP credit for the segment’s provision of deposits as a source of funding and an FTP charge for the segment’s use of funds related to credit cards. For the comparative periods ended December 31, 2021 and 2020, our Financial Services segment net interest income was nominal, as it did not have deposits and the credit card product was nascent. If we had applied our current FTP framework during the comparative periods, the Financial Services segment net interest income would not have materially changed.
Net interest income
2022 vs. 2021. Net interest income in our Financial Services segment increased by $88.8 million for the year ended December 31, 2022 compared to 2021, which was primarily attributable to net interest income earned on our deposits, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members, and corresponds with the level of deposits at SoFi Bank. In addition, net interest income earned on our credit cards increased primarily due to growth in the average balance.
Uninsured Deposits
As of December 31, 2022, the amount of uninsured deposits totaled $615.9 million. We did not have any deposits as of December 31, 2021. The following table presents uninsured time deposits by remaining time to maturity:

($ in thousands)	December 31, 2022
Uninsured Time Deposits
3 months or less	$860
Over 3 months through 6 months	6,726
Over 6 months through 12 months	11,669
Over 12 months	1,587
Total	$20,842
Noninterest income
2022 vs. 2021. Noninterest income in our Financial Services segment increased by $20.8 million, or 38%, for the year ended December 31, 2022 compared to 2021, primarily due to growth in referral fulfillment activity, as we continue to drive volume to our partners and an increase in interchange fees, which coincided with increased credit card and debit card

SoFi Technologies, Inc.

transactions. The increase was partially offset by a decrease in brokerage-related fees, which was primarily attributable to decreased digital assets trading volume on our platform during 2022.
2021 vs. 2020. Noninterest income in our Financial Services segment increased by $42.9 million, or 377%, for the year ended December 31, 2021 compared to 2020, primarily due to: (i) an increase in brokerage-related fees, which coincided with higher digital assets trading volume on our platform during 2021; (ii) an increase in referral fees, which was primarily attributable to growth in our partner relationships and related activity, as we continue to onboard new partners and help drive volume to these partners, as well as an increase associated with a referral fulfillment arrangement we entered in the third quarter of 2021; and (iii) an increase in interchange fees, which coincided with increased credit card and debit card transactions.
Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment’s contribution loss were as follows:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Compensation and benefits	$110,288	$81,176	$81,354	$29,112	36%	$(178)	—%
Provision for credit losses	54,332	7,573	—	46,759	617%	7,573	n/m
Member incentives	45,923	19,544	9,100	26,379	135%	10,444	115%
Direct advertising	36,660	19,051	8,083	17,609	92%	10,968	136%
Product fulfillment	33,713	23,638	10,459	10,075	43%	13,179	126%
Lead generation	30,418	10,308	2,352	20,110	195%	7,956	338%
Professional services	4,590	3,832	5,853	758	20%	(2,021)	(35)%
Intercompany technology platform expenses	4,600	1,863	686	2,737	147%	1,177	172%
Other(1)	46,578	26,011	26,079	20,567	79%	(68)	—%
Directly attributable expenses	$367,102	$192,996	$143,966	$174,106	90%	$49,030	34%
__________________
(1)Other expenses primarily include tools and subscriptions, operational product losses, third party fraud expense, travel and occupancy-related costs, and marketing expenses.
2022 vs. 2021. Financial Services directly attributable expenses increased by $174.1 million, or 90%, for the year ended December 31, 2022 compared to 2021, primarily due to: (i) an increase related to our provision for credit losses, which was primarily related to increases in the provision for credit cards due to higher average credit card balances combined with elevated credit card loss rates during 2022; (ii) an increase in compensation and benefits expense, which reflected our ongoing prioritization of growth in the Financial Services segment that required additional staffing, as well as increased average compensation in 2022; (iii) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was SoFi Checking and Savings; (iv) an increase related to utilization of lead generation channels during 2022, primarily related to SoFi Checking and Savings; and (v) an increase in direct advertising costs primarily driven by an increase in search engine and social network marketing primarily related to the continued promotion of SoFi Checking and Savings.
2021 vs. 2020. Financial Services directly attributable expenses increased by $49.0 million, or 34%, for the year ended December 31, 2021 compared to 2020, primarily due to: (i) an increase in product fulfillment costs related to SoFi Invest and SoFi Money, which included such activities as operating our cash management sweep program, brokerage expenses and debit card fulfillment services, and is also inclusive of the impact of our 8 Limited acquisition on a full year of operations during 2021. We also had additional costs related to credit card fulfillment in 2021; (ii) an increase in direct advertising costs primarily driven by an increase in social media and search engine marketing related to the continued promotion of, and growth in, our Financial Services products; (iii) an increase in direct member incentives utilized to drive adoption and usage of primarily SoFi Money and SoFi Invest; (iv) an increase related to lead generation, primarily related to SoFi Invest; and (v) an increase in our provision for credit losses on credit cards, which launched during the third quarter of 2020.
Corporate/Other Non-Reportable Segment
Non-segment operations are classified as Corporate/Other, which includes net revenues associated with corporate functions, non-recurring gains and losses from non-securitization investment activities and interest income and realized gains and losses associated with investments in available-for-sale (“AFS”) debt securities, all of which are not directly related to a reportable segment. For the year ended December 31, 2022, net interest expense within Corporate/Other also reflects the

SoFi Technologies, Inc.

financial impact of our capital management activities within the treasury function, which reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. The following table presents the measure of total net revenue for Corporate/Other:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net interest expense	$(39,958)	$(9,594)	$(21,791)	$(30,364)	316%	$12,197	(56)%
Noninterest income (loss)	(9,307)	3,179	(1,729)	(12,486)	n/m	4,908	n/m
Total net loss	$(49,265)	$(6,415)	$(23,520)	$(42,850)	668%	$17,105	(73)%
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Reportable segments directly attributable expenses	$(1,048,667)	$(687,604)	$(481,205)
Intercompany expenses	7,604	1,863	686
Expenses not allocated to segments:
Share-based compensation expense	(305,994)	(239,011)	(99,870)
Employee-related costs(1)	(184,764)	(143,847)	(114,599)
Depreciation and amortization expense	(151,360)	(101,568)	(69,832)
Fair value changes in warrant liabilities	—	(107,328)	(20,525)
Special payment(2)	—	(21,181)	—
Other corporate and unallocated expenses(3)	(209,075)	(167,373)	(108,708)
Total noninterest expense	$(1,892,256)	$(1,466,049)	$(894,053)
__________________
(1)Includes compensation, benefits, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination in the second quarter of 2021. See Note 13 to the Notes to Consolidated Financial Statements for additional information.
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
We maintain a Capital and Asset Liability Management policy (“CALM”) that outlines specific requirements relating to the oversight of SoFi Technologies, Inc. (and its subsidiaries) capital planning, financial planning and forecasting, liquidity risk management, contingency funding planning, interest rate risk management, cash management and financial operations, among other activities. Oversight of these activities is the responsibility of our Asset Liability Committee (the “ALCO”). The ALCO is comprised of a cross-functional leadership team that is responsible for managing our use of capital, liquidity, sources and uses of funding, and sensitivities to various market risks, by identifying key risks and exposures, monitoring them appropriately, establishing tolerances and limits, and mitigating risks where appropriate, to ensure the Company has the ability to meet its obligations.

SoFi Technologies, Inc.

The following table summarizes our on-balance sheet liquidity:

	December 31,
($ in thousands)	2022	2021
Cash and cash equivalents	$1,421,907	$494,711
Investments in available-for-sale debt securities	195,438	194,907
Available liquidity	$1,617,345	$689,618
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
Deposits
We commenced offering deposit accounts (SoFi Checking and Savings accounts) to our members through SoFi Bank in the first quarter of 2022. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of December 31, 2022, time deposit balances due in less than one year totaled $966.6 million. We did not have any deposits as of December 31, 2021.
Borrowing Capacity
The following table summarizes our available capacity on our borrowings:

	December 31, 2022		December 31, 2021
($ in thousands)	Available Capacity	Maturity	Available Capacity	Maturity
Warehouse facilities(1)	$5,341,025	January 2023 - January 2032	$5,627,623	January 2022 - January 2030
Revolving credit facility	74,000	September 2023	74,000	September 2023
Total available capacity	$5,415,025		$5,701,623
__________________
(1)Includes personal loan, student loan, credit card and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated.
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
As of December 31, 2022, we had debt obligations, common stock and redeemable preferred stock outstanding.
Borrowings
Our borrowings primarily included our loan and risk retention warehouse facilities, asset-backed securitization debt, revolving credit facility and convertible notes, as defined below. The amount of financing actually advanced on each individual loan under our loan warehouse facilities, as determined by agreed-upon advance rates, may be less than the stated advance rate depending, in part, on changes in underlying loan characteristics of the loans securing the financings. Each of our loan warehouse facilities allows the lender providing the funds to evaluate the market value of the loans that are serving as collateral for the borrowings or advances being made. The amount owed and outstanding on our loan warehouse facilities fluctuates significantly based on our origination volume, sales volume, the amount of time we strategically hold loans on our balance sheet, and the amount of loans being self-funded with cash.
In October 2021, we closed on the issuance of $1.2 billion aggregate principal amount of convertible senior notes (the “Convertible Notes”), which do not bear regular interest, will mature in October 2026 (unless earlier repurchased, redeemed or converted) and will be convertible by the noteholders beginning in April 2026 under certain circumstances. Redemption events and conversion events (to the extent we elect to cash settle) could require a material use of cash at the time of the event. See

SoFi Technologies, Inc.

Note 12 to the Notes to Consolidated Financial Statements for additional information on the conversion, settlement and redemption terms of the Convertible Notes. Additionally, if special interest or additional interest is incurred on the Convertible Notes, it could require an additional use of cash.
In connection with the issuance of the Convertible Notes, we entered into privately negotiated Capped Call Transactions with certain financial institutions, which are expected to generally reduce the potential dilutive effect on the common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be. Refer to Note 13 for additional information on the Capped Call Transactions.
The net proceeds from the convertible debt issuance were $1.176 billion. We used $113.8 million of the net proceeds to fund the cost of entering into the Capped Call Transactions. We allotted the remainder of the net proceeds to pay related expenses and for general corporate purposes.
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
We were in compliance with all covenants as of December 31, 2022.
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
The requirements establish required minimum ratios for Common Equity Tier 1 (“CET1”) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. As of December 31, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since December 31, 2022 that management believes would change the categorization. See Note 21 to the Notes to Consolidated Financial Statements for the risk- and leverage-based capital ratios and amounts for SoFi Bank and SoFi Technologies.

SoFi Technologies, Inc.

Cash Requirements from Known Contractual Obligations and Other Commitments
The following table summarizes our cash requirements from known contractual obligations and other commitments as of December 31, 2022:

	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Warehouse debt(1)	$3,068,968	$1,608,410	$1,418,403	$42,155	$—
Revolving credit facility(2)	505,520	505,520	—	—	—
Convertible Notes(3)	1,200,000	—	—	1,200,000	—
Operating lease obligations	147,320	25,120	42,899	34,383	44,918
Finance lease obligations	18,083	964	2,006	2,121	12,992
LA Stadium Complex naming rights(4)	547,185	26,943	52,894	59,505	407,843
Purchase commitment(5)	56,804	20,616	36,188	—	—
Total contractual obligations(6)	$5,543,880	$2,187,573	$1,552,390	$1,338,164	$465,753
__________________
(1)The amounts reported exclude future interest expense, other than interest accrued as of December 31, 2022, as it is difficult to predict the amount of interest we will incur due to the variability of the utilization of our warehouse debt and timing of collateral cash flows. As such, only principal commitments and the aforementioned accrued interest are included herein. See Note 12 to the Notes to Consolidated Financial Statements for additional information on our warehouse debt.
(2)Includes principal balance and variable interest on our revolving credit facility. The estimated interest payments assume that our borrowings under the revolving credit facility (i) remain unchanged, (ii) are held to maturity, and (iii) incur interest at the rate for standard withdrawals in effect as of December 31, 2022 through its maturity. See Note 12 to the Notes to Consolidated Financial Statements for additional information on our revolving credit facility.
(3)The Convertible Notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted. See “Borrowings” for additional information on these provisions.
(4)The contractual obligations associated with the operating lease and finance lease components of the Naming and Sponsorship Agreement with the LA Stadium and Entertainment District are reported in the corresponding lines and are, therefore, excluded from amounts reported in this line. As of December 31, 2022, all payments associated with the planned retail district, which is currently expected to commence during 2023, are attributed to non-lease components. We do not expect the agreement to contain a material lease component, although the evaluation remains ongoing. See Note 9 to the Notes to Consolidated Financial Statements for additional information on our leases.
(5)Relates to a four-year purchase commitment entered into during 2021 for cloud computing services with a total of $80 million to be incurred through the term, of which $20.5 million was incurred through December 31, 2022. See Note 18 to the Notes to Consolidated Financial Statements for additional information.
(6)Contractual obligations exclude residual interests classified as debt that result from transfers of assets that are accounted for as secured financings. Similarly, contractual obligations exclude securitization debt, as the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts, the timing of which cannot be reasonably estimated. Additionally, our own liquidity resources are not required to make any contractual payments on these borrowings, except in limited instances associated with our guarantee arrangements. Our maturity date represents the legal maturity of the last class of maturing notes. See Note 18 to the Notes to Consolidated Financial Statements for further discussion of our guarantees. Finally, contractual obligations exclude the impact of uncertain tax positions, as we are not able to reasonably estimate the timing of such future cash flows. See Note 17 to the Notes to Consolidated Financial Statements for additional information on income taxes and unrecognized tax benefits.
Guarantees
We may require liquidity resources associated with our guarantee arrangements. As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans. We have a three-year obligation to GSEs on loans that we sell to GSEs, to repurchase any originated loans that do not meet certain GSE guidelines, and we are required to pay the full initial purchase price back to the GSEs. In addition, we make standard representations and warranties related to personal, student and home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See Note 18 to the Notes to Consolidated Financial Statements for further information on these and other guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” See Part I, Item 1. “Government Supervision and Regulation—Brokered Deposits” for additional information. As of December 31, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
On August 16, 2022, the Inflation Reduction Act (the "IRA"), was signed into law. The IRA enacted a 15% corporate book minimum tax and a 1% excise tax on stock repurchases effective after December 31, 2022. The IRA is not expected to have a material impact on our operations or cash flows for the foreseeable future.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net cash used in operating activities	$(7,255,858)	$(1,350,217)	$(479,336)
Net cash (used in) provided by investing activities	(106,333)	110,193	258,949
Net cash provided by financing activities	8,439,485	684,987	853,754
Cash Flows from Operating Activities
For the year ended December 31, 2022, net cash used in operating activities of $7.3 billion stemmed from a net loss of $320.4 million and an unfavorable change in our operating assets net of operating liabilities of $7.5 billion, partially offset by a

SoFi Technologies, Inc.

positive adjustment for non-cash items of $560.1 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $13.0 billion during the year and also purchased loans of $2.5 billion. These cash uses were largely offset by principal payments on loans of $3.1 billion and proceeds from loan sales of $4.9 billion.
For the year ended December 31, 2021, net cash used in operating activities of $1.4 billion stemmed from a net loss of $483.9 million and an unfavorable change in our operating assets net of operating liabilities of $1.3 billion, partially offset by a positive adjustment for non-cash items of $479.0 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $13.0 billion during the year and also purchased loans of $451.0 million. These cash uses were offset by principal payments on loans of $2.2 billion and proceeds from loan sales of $10.0 billion.
For the year ended December 31, 2020, net cash used in operating activities was $479.3 million, which stemmed from a net loss of $224.1 million and an unfavorable change in our operating assets net of operating liabilities of $397.3 million, partially offset by a positive adjustment for non-cash items of $142.0 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $9.7 billion during the year and also purchased loans of $690.2 million. These cash uses were largely offset by principal payments on loans of $1.9 billion and proceeds from loan sales of $8.0 billion.
Cash Flows from Investing Activities
For the year ended December 31, 2022, net cash used in investing activities of $106.3 million was primarily attributable to proceeds of $118.8 million from our securitization investments and the aggregate net cash acquired from the Technisys Merger and Bank Merger of $58.5 million. These sources were more than offset by net cash uses of $173.7 million related to loan activities, primarily driven by credit cards, $93.2 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, as well as $10.5 million related to costs incurred in the development and enhancement of software to be sold, leased or marketed.
For the year ended December 31, 2021, net cash provided by investing activities of $110.2 million was primarily attributable to proceeds of $107.5 million from the call on our Apex equity method investment and $16.7 million from repayment of the outstanding principal balance on its related party notes, as well as proceeds of $247.1 million from our securitization investments. These cash proceeds were partially offset by $246.4 million of investments made in AFS debt securities, reduced by proceeds of $57.5 million from sales and maturities of these investments. Additionally, we made an equity method investment of $20.0 million during the third quarter of 2021. Lastly, we used cash of $52.3 million for purchases of property, equipment and software, which primarily included internally-developed software, purchased software, and furniture and fixtures.
For the year ended December 31, 2020, net cash provided by investing activities of $258.9 million was primarily attributable to proceeds from our securitization investments of $322.7 million, partially offset by our acquisition activities during the year, which resulted in a net use of cash of $32.4 million. Moreover, we extended additional financing to Apex during the year, which required a use of cash of $7.6 million. Lastly, we used $24.5 million for purchases of property, equipment and software.
Cash Flows from Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities of $8.4 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $7.2 billion. Additionally, our proceeds from debt financing activities of $0.4 billion exceeded our debt repayments of $0.5 billion, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Finally, we paid redeemable preferred stock dividends of $40.4 million and taxes related to RSU vesting of $9.0 million.
For the year ended December 31, 2021, net cash provided by financing activities was $685.0 million. We received proceeds from the Business Combination and PIPE Investment of $2.0 billion, and paid costs directly related to the Business Combination and PIPE Investment of $27.0 million. We received $1.2 billion of proceeds from debt financing activities related to our lending activities and issuance of our Convertible Notes. These debt proceeds were more than offset by $0.9 billion of debt repayments, of which $9.5 billion were related to our warehouse facilities and $250 million were related to repayment of the seller note. We also had capped call purchases of $113.8 million in connection with the issuance of our Convertible Notes. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity. We also received proceeds from warrant exercises of $95.0 million. We paid taxes related to RSU vesting of

SoFi Technologies, Inc.

$42.6 million, as well as redeemable preferred stock dividends of $40.4 million. We also received $25.2 million of proceeds from common stock option exercises. Finally, we paid $282.9 million to repurchase redeemable common and preferred stock.
For the year ended December 31, 2020, net cash provided by financing activities was $853.8 million. We received $0.5 billion of proceeds from debt financing activities, which were primarily attributable to our lending activities and included a $325.0 million draw on our revolving credit facility. These debt proceeds were partially offset by $1.1 billion of debt repayments, $8.6 billion of which were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity. We also generated cash of $369.8 million from a common stock issuance in the fourth quarter of 2020. We paid Series 1 redeemable preferred stock dividends of $40.5 million and taxes related to RSU vesting of $31.3 million. These uses were offset by principal repayments of $43.5 million related to our stockholder note receivable, which was fully paid off as of December 31, 2020.
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
We are also the servicer for all trusts in which we hold a financial interest. Although we have the power as servicer to perform the activities that most impact the economic performance of the VIE, we do not hold a significant financial interest in the trusts and, therefore, we are not the primary beneficiary. Further, we do not provide financial support beyond our initial equity investment, and our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to our investment. For a more detailed discussion of nonconsolidated VIEs, including related activity during the year, see Note 7 to the Notes to Consolidated Financial Statements.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of December 31, 2022 compared to December 31, 2021 were principally attributed to the following:
•an increase of $1.1 billion in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in loans held for sale of $7.6 billion, which was primarily related to personal loans;
•an increase in goodwill of $724.5 million and an increase in intangible assets of $157.6 million, which were attributable to our two acquisitions during the first quarter of 2022. See Note 2 and Note 8 to the Notes to Consolidated Financial Statements for additional information;
•a decrease in securitization investments of $173.4 million, of which $118.8 million was related to cash receipts. There were no securitization investments made during 2022;
•an increase in deposits of $7.3 billion, which was attributable to our launch of SoFi Bank during the first quarter of 2022 and primarily included savings and demand deposits; and
•an increase of $1.4 billion in gross warehouse and risk retention facility debt to support our originations during the current period, which reflected the net impact of $10.7 billion of cash borrowings and $9.3 billion of cash repayments.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that

SoFi Technologies, Inc.

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
Fair Value
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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. Our involvement with VIEs and origination of personal loans, student loans and home loans results in Level 2 and Level 3 assumptions having a material impact on our consolidated financial statements, as further discussed below. A third-party valuation specialist performs a valuation of these Level 2 and Level 3 financial instruments on a monthly basis with quarterly oversight by a Valuation Working Group established by the Company that comprises leaders across finance, capital markets and accounting.
Loans
We elected the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans, as well as our intentions given our primary gain-on-sale origination model. Loans do not trade in an active market with readily observable prices. We classify these loans as Level 3 because the valuations utilize significant unobservable inputs.
We determine the fair value of our loans using a discounted cash flow (“DCF”) calculation, which is a form of the income approach, while also considering market data as it becomes available. In applying the DCF methodology, we estimate the future cash flows of each loan portfolio using key loan metrics, such as term, vintage, coupon rate, coupon type and current balance, among others. The significant assumptions used in the valuation model include conditional prepayment rate, annual default rate and discount rate. The conditional prepayment rate represents the monthly annualized proportion of the principal of a pool of loans that is assumed to be paid off prematurely in each period. The annual default rate represents the annualized rate of borrowers who do not make loan payments on time. The conditional prepayment and annual default rate assumptions are determined using company-specific historical loan performance curves. The discount rate represents the weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the loans. The discount rate is determined based on company-specific factors and market observations, including the federal funds rate, our weighted average coupon rate and expected duration of the assets, the last of which is also impacted by expected prepayment rates. We also consider the volume and terms of recent whole loan sales and securitization market pricing factors, as applicable, as indicators of loan fair values.

SoFi Technologies, Inc.

Securitizations
Loans in consolidated VIEs remain on our consolidated balance sheet and are measured at fair value using Level 3 inputs in a manner consistent with our non-securitization loans. Moreover, third-party residual claims on these loans are measured at fair value on a recurring basis and are presented as residual interests classified as debt in our consolidated balance sheet. We classify the residual interests classified as debt as Level 3 due to the reliance on significant unobservable valuation inputs. In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain asset-backed bonds, which are measured at fair value on a recurring basis using Level 2 inputs, and residual investments, which are measured at fair value on a recurring basis using Level 3 inputs. These risk retention interests in nonconsolidated VIEs are referred to as securitization investments.
We determine the fair value of our residual interests classified as debt and our securitization investments using a DCF calculation, while also considering market data as it becomes available. In applying the DCF methodology, we estimate the future collateral cash flows using key securitization portfolio metrics, such as contractual payments and delinquency profile, among others. The significant assumptions used in the valuation model include conditional prepayment rate, annual default rate and discount rate. The conditional prepayment and annual default rate assumptions are determined using observed prepayment and default performance. The discount rate is determined based on market observations, such as secondary trading information, newly closed deals, benchmark rates and spread index, among others.
See “Quantitative and Qualitative Disclosures About Market Risk” for discussion of the sensitivity of our financial instruments measured at fair value to changes in various market risks.
Business Combinations
We account for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, and which are typically determined in consultation with an independent appraiser. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the consolidated financial statements in periods after the acquisition, such as through depreciation and amortization expense.
Management uses significant judgment to determine the fair value of intangible assets. For developed technology, management applies the Multi-Period Excess Earnings Method, which is a form of the income approach, for which the significant assumptions generally include expected earnings attributable to the asset (including an assumed technology migration curve), contributory asset charges and an assumed discount rate. For customer-related intangibles, management applies the With and Without Method, which is a form of the income approach, for which the significant assumptions generally include estimated annual revenues and net cash flows (including revenue ramp-up periods and customer attrition rates), and an assumed discount rate. For trade names, trademark and domain names, management applies the Relief from Royalty Method, which is a form of the income approach, for which the significant assumptions generally include expected earnings attributable to the asset, the probability of use of the asset, the royalty rate and an assumed discount rate. The assumed discount rates across the valuation methods reflect the risk of the asset relative to the overall risk of the acquired business. Definite-lived intangible assets are straight-line amortized over their useful lives and reviewed for impairment annually and whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2022, we did not recognize any impairment of definite-lived intangible assets.
The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. Acquisition-related costs are expensed as incurred. The results of operations for each acquisition are included in our consolidated financial results beginning on the respective acquisition date.
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

SoFi Technologies, Inc.

Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of December 31, 2022, we had goodwill of $1.6 billion, of which $724.5 million was recognized during the year in connection with business combinations.
Goodwill is tested for impairment at the reporting unit level annually or whenever indicators of impairment exist. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. We may assess goodwill for impairment initially using a qualitative approach, referred to as “step zero”, to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. We may alternatively elect to initially perform a quantitative assessment and bypass the qualitative assessment.
A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. Therefore, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. Our reporting units for our goodwill impairment analysis represent components of our business at one level below our operating segments.
We performed the step zero assessment for two of our reporting units to which goodwill was allocated during the year in connection with business combinations. In performing this assessment, we evaluated factors such as macroeconomic conditions, industry and market conditions, cost factors, the overall financial performance of the reporting unit, and events specific to the reporting unit. Management concluded that, for each reporting unit, it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Therefore, we did not perform a quantitative assessment for these reporting units.
For each of our remaining reporting units, we performed a quantitative impairment assessment. Determining the fair value of a reporting unit requires the use of estimates and the exercise of significant judgment, which is inherently subjective in nature. For our quantitative goodwill impairment testing, we calculate the carrying amount of each reporting unit using a DCF calculation, which is a form of the income approach, or a combination of DCF and a market multiples calculation, which is a form of the market approach. In applying the DCF methodology, we estimate the future cash flows of each reporting unit using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions, and management expectations. The discount rates used to discount these future cash flows were determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit. The discount rates used for our reporting units in our 2022 impairment analysis ranged from 15% to 20%, and we applied a terminal year long-term growth rate of 3.5% to all reporting units. In applying the market multiples methodology, we selected a company peer set based of competitors, publicly traded companies and reviews of analysts’ reports, public filings and industry research. In selecting the revenue and EBITDA multiples and determining the fair value, we consider the size, growth, profitability and risk profile of the reporting unit relative to the peer set.
Based on our 2022 impairment analysis, the estimated fair values of each of our reporting units were in excess of their carrying amounts. Therefore, we did not recognize any goodwill impairment during the year ended December 31, 2022.
Assumptions used in estimating the fair value of a reporting unit are highly judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance from industry or macroeconomic trends or from company-specific factors, such as changes in our strategy, adverse impacts to deposit growth trends, losses of significant customers, decreases in revenue, increases in expenses, deterioration of market conditions, declines in long-term growth expectations, adverse impacts of regulatory or legislative changes or increases in the estimated cost of capital, including if these conditions are merely forecasted to occur in future periods, could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period.
See Note 8 to the Notes to Consolidated Financial Statements for additional disclosures related to goodwill.
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1 to the Notes to Consolidated Financial Statements.

SoFi Technologies, Inc.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk and counterparty risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our recent acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for us during the years presented.

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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of assets and liabilities recorded on our consolidated balance sheet as of December 31, 2022, based upon a sensitivity analysis performed by management assuming an immediate hypothetical increase and decrease in market interest rates of 100 basis points. The fair value and earnings sensitivities are applied only to financial assets and liabilities that existed at the balance sheet date, which included loans, securitization investments, servicing rights, investments in AFS debt securities, deposit liabilities and certain variable rate debt as of December 31, 2022. For loans and investments in AFS debt securities, interest rates impact both the fair value change and interest income, although the impact on interest income from AFS debt securities was immaterial. The sensitivity impact on interest income from loans was performed only on our variable-rate loans held on the consolidated balance sheet and reflects the impact from changes in interest rates, while holding all other factors constant. The sensitivity impact on interest income from credit cards was performed on the revolving portion of our credit card portfolio at year end and reflects the impact from changes in interest rates, while holding all other factors constant. For debt, the sensitivity impact on interest expense was performed only on our variable-rate debt and the amounts are gross of debt issuance costs and discounts or premiums.

	As of December 31, 2022	Impact if Interest Rates:
($ in thousands)		Increase 100 Basis Points	Decrease 100 Basis Points
Fair value	$14,103,697	$13,862,505	$14,355,910
Carrying value	11,371,878	n/a	n/a
Income (loss) before income taxes		(353,407)	364,428

Credit Risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required loan payments or declines in home loan collateral values. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and we are not able to fully recover the principal balance. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply

SoFi Technologies, Inc.

with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio.
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of December 31, 2022 based on upon a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of December 31, 2022. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.

	As of December 31, 2022	Impact if Credit Loss Rates:
($ in thousands)		Increase 10 Percent	Decrease 10 Percent
Fair value	$13,798,750	$13,737,362	$13,860,138
Carrying value	307,957	303,878	312,036
Income (loss) before income taxes		(65,467)	65,467

Market Risk

We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates or overall market conditions. We are exposed to such market risk directly through our investments in AFS debt securities, loans, servicing rights and securitization investments held on our consolidated balance sheets, all of which are measured at fair value on a recurring basis. Investments in AFS debt securities are valued utilizing quoted prices in actively traded markets or rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. The other assets mentioned are measured at fair value using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans and securitization investments may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. For our servicing rights, the discount rate is commensurate with the risk of the servicing asset cash flow, which varies based on the characteristics of the serviced loan portfolio. We are also exposed to market risk through our investments in equity securities, which are either measured at fair value using the net asset value practical expedient or which may have positive or negative adjustments that impact our results of operations resulting from observable price changes based on current market conditions.

	As of December 31, 2022	Impact if Discount Rates:
($ in thousands)		Increase 100 Basis Points	Decrease 100 Basis Points
Fair value	$14,103,697	$13,862,505	$14,355,910
Income (loss) before income taxes		(241,192)	252,213

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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same

SoFi Technologies, Inc.

counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the year ended December 31, 2022. As of December 31, 2022, gross derivative asset and liability positions subject to master netting arrangements were $24.6 million and $9.3 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of December 31, 2022, we had total borrowing capacity under loan warehouse facilities of $8.4 billion, of which $3.1 billion was utilized. Refer to Note 12 to the Notes to Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
In the case of our Capped Call Transactions, if the Capped Call Counterparties, which are financial institutions and initial purchasers of our Convertible Notes, are unable to meet their obligations under the contract, we may not be able to mitigate the dilutive effect on our common stock upon conversions of our Convertible Notes or offset any potential cash payments we may be required to make in excess of the principal amount of converted Convertible Notes. Refer to Note 13 to the Notes to Consolidated Financial Statements for additional information on our Capped Call Transactions.
We are also subject to counterparty risk associated with our use of third-party custodians to safeguard digital assets on behalf of our members. Refer to Note 1 to the Notes to Consolidated Financial Statements under the section entitled “Summary of Significant Accounting Policies—Safeguarding Asset and Liability” and to Part I, Item 1A. “Risk Factors” under “Regulatory, Tax and Other Legal Risks” for additional information on our counterparty risk as it relates to our digital assets product offering.

SoFi Technologies, Inc.

Item 8. Financial Statements and Supplementary Data
SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SoFi Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SoFi Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in temporary equity and permanent equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Loans Held for Sale, at fair value— Refer to Notes 1, 4, and 15 to the financial statements
Critical Audit Matter Description
The Company has elected the fair value option to measure loans held for sale which are classified as Level 3 instruments because the valuations utilize significant unobservable inputs. As of December 31, 2022, loans held for sale, at fair value, were $13.6 billion. The Company determines the fair value of loans held for sale using a discounted cash flow calculation, which is a form of the income approach, while also considering market data as it becomes available. Management estimates the future cash flows of each loan portfolio using key loan metrics and significant unobservable inputs. The significant assumptions used in the valuation model include conditional prepayment rate, annual default rate and discount rate.
We identified loans held for sale, at fair value, as a critical audit matter because of the unobservable inputs management uses to estimate fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

SoFi Technologies, Inc.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value measurement of loans held for sale included the following, among others:
•We tested the effectiveness of internal controls over the fair value of loans held for sale, including management’s controls over the evaluation of the reasonableness of unobservable inputs used in the valuation.
•We evaluated the valuation models and the related assumptions, including significant unobservable inputs, and underlying loan data used by management and their third-party valuation expert.
•We tested the completeness and accuracy of the source information derived from the Company’s loan data, which is used in the valuation model.
•With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company’s estimates.
Acquisition of Technisys S.A. – Fair Value of Developed Technology and Customer-related Intangible Assets — Refer to Notes 1, 2 and 8 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Technisys S.A. (“Technisys”) on March 3, 2022. The acquisition was accounted for as a business combination. The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. Accordingly, the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with fair value measurement principles. The allocation of the total purchase consideration to the estimated fair values of the developed technology and customer-related intangible assets acquired was $187 million and $42 million, respectively.
Management used the Multi-Period Excess Earnings Method, a form of the income approach, to estimate the fair value of the developed technology. The significant assumptions include: (i) the estimated annual net cash flows, which are a function of expected earnings attributable to the asset (and include an assumed technology migration curve), and (ii) an assumed discount rate, which reflects the risk of the asset relative to the overall risk of Technisys.
Management used the With and Without Method, a form of the income approach, to value the customer-related intangible assets. The significant assumptions include: (i) the estimated net cash flows both with the existing customer base and without the existing customer base, which include assumptions regarding revenue ramp-up periods and retention rates, and (ii) an assumed discount rate, which reflects the risk of the asset relative to the overall risk of Technisys.
We identified the developed technology and customer-related intangible assets for Technisys as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the developed technology and customer-related intangible assets assumed for the Technisys acquisition included the following, among others:
•We assessed the reasonableness of management’s estimated net cash flows by inquiring of management regarding its processes for developing projected financial information and comparing the projections to historical results achieved by Technisys, historical results of the Company and other acquisitions completed in recent years, and comparable peer companies.
•We assessed the reasonableness of management’s assumption of the revenue ramp-up periods by evaluating Technisys’ historical growth trends, and testing the source information, including the number of existing customers through inspection of customer contracts.
•We assessed the reasonableness of management’s assumption of the retention rates by evaluating Technisys’ historical retention rate, including testing of the source information, and comparing the retention rate to historical results achieved by comparable peer companies.

SoFi Technologies, Inc.

•With the assistance of our fair value specialists, we evaluated:
◦the reasonableness of the income approach valuation methodologies by assessing management’s application of the Multi-Period Excess Earnings Method and the With and Without Method,
◦the reasonableness of the technology migration curve and discount rates used in the valuation by developing a range of independent estimates and comparing those to the assumptions selected by management, and
◦the mathematical accuracy of the valuation analysis.
Goodwill — Galileo Reporting Unit - Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company tests goodwill for impairment at the reporting unit level annually or whenever indicators of impairment exist. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying amount. The Company performed a quantitative goodwill impairment assessment on the Galileo reporting unit using a combination of a discounted cash flow (“DCF”) calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. As of December 31, 2022, the Company had a goodwill balance of $1.62 billion, of which $1.59 billion was attributable to the Technology Platform reportable segment, which includes the Galileo reporting unit. The fair value of the Galileo reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for the Galileo reporting unit as a critical audit matter because of the significant estimates and assumptions made by management to estimate the fair value of Galileo used in the quantitative impairment assessment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant estimates and assumptions made by management to estimate the fair value of Galileo used in the quantitative impairment assessment included the following, among others:
•We tested the effectiveness of internal controls over the Company’s evaluation of goodwill for impairment.
•With the assistance of our fair value specialists, we evaluated the appropriateness of the methodology and reasonableness of the significant estimates and assumptions.

/s/	Deloitte & Touche LLP
San Francisco, California
March 1, 2023

We have served as the Company’s auditor since 2017.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$1,421,907	$494,711
Restricted cash and restricted cash equivalents	424,395	273,726
Investment securities (includes available-for-sale securities of $195,438 and $194,907 at fair value with associated amortized cost of $203,418 and $195,796 as of December 31, 2022 and 2021, respectively)	396,769	569,595
Loans held for sale, at fair value	13,557,074	5,952,972
Loans held for investment (less allowance for credit losses on loans at amortized cost of $40,788 and $7,037 as of December 31, 2022 and 2021, respectively)	307,957	115,912
Servicing rights	149,854	168,259
Equity method investments	—	19,739
Property, equipment and software	170,104	111,873
Goodwill	1,622,991	898,527
Intangible assets	442,155	284,579
Operating lease right-of-use assets	97,135	115,191
Other assets (less allowance for credit losses of $2,785 and $2,292 as of December 31, 2022 and 2021, respectively)	417,334	171,242
Total assets	$19,007,675	$9,176,326
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Noninterest-bearing deposits	$76,504	$—
Interest-bearing deposits	7,265,792	—
Total deposits	7,342,296	—
Accounts payable, accruals and other liabilities	516,215	298,164
Operating lease liabilities	117,758	138,794
Debt	5,485,882	3,947,983
Residual interests classified as debt	17,048	93,682
Total liabilities	13,479,199	4,478,623
Commitments, guarantees, concentrations and contingencies (Note 18)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; 3,234,000 and 3,234,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 933,896,120 and 828,154,462 shares issued and outstanding as of December 31, 2022 and 2021, respectively(2)	93	83
Additional paid-in capital	6,719,826	5,561,831
Accumulated other comprehensive loss	(8,296)	(1,471)
Accumulated deficit	(1,503,521)	(1,183,114)
Total permanent equity	5,208,102	4,377,329
Total liabilities, temporary equity and permanent equity	$19,007,675	$9,176,326
__________________
(1)Redemption amount is $323,400 as of December 31, 2022 and 2021.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2022 and 2021. See Note 13 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Balance Sheets (Continued)
(In Thousands, Except for Share Data)
The following table presents the assets and liabilities of consolidated variable interest entities (“VIEs”) which are included in our consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and are in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation.

	December 31,
	2022	2021
Assets:
Restricted cash and restricted cash equivalents	$68,151	$53,161
Loans held for sale, at fair value	931,701	808,904
Total assets	$999,852	$862,065
Liabilities:
Accounts payable, accruals and other liabilities	$3,053	$388
Debt	771,454	660,419
Residual interests classified as debt	17,048	93,682
Total liabilities	$791,555	$754,489

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Interest income
Loans	$749,071	$337,862	$330,353
Securitizations	10,433	14,109	24,031
Other	13,867	3,049	9,153
Total interest income	773,371	355,020	363,537
Interest expense
Securitizations and warehouses	110,127	90,485	155,150
Deposits	59,793	—	—
Corporate borrowings	18,438	10,345	27,974
Other	917	1,946	2,482
Total interest expense	189,275	102,776	185,606
Net interest income	584,096	252,244	177,931
Noninterest income
Loan origination and sales	605,403	497,626	371,323
Securitizations	(40,031)	(14,862)	(70,251)
Servicing	43,547	(2,281)	(19,426)
Technology products and solutions	304,901	191,847	90,128
Other	75,619	60,298	15,827
Total noninterest income	989,439	732,628	387,601
Total net revenue	1,573,535	984,872	565,532
Noninterest expense
Technology and product development	405,257	276,087	201,199
Sales and marketing	617,823	426,875	276,577
Cost of operations	313,226	256,980	178,896
General and administrative	501,618	498,534	237,381
Provision for credit losses	54,332	7,573	—
Total noninterest expense	1,892,256	1,466,049	894,053
Loss before income taxes	(318,721)	(481,177)	(328,521)
Income tax (expense) benefit	(1,686)	(2,760)	104,468
Net loss	$(320,407)	$(483,937)	$(224,053)
Other comprehensive loss
Unrealized losses on available-for-sale securities, net	(7,260)	(1,351)	—
Foreign currency translation adjustments, net	435	46	(145)
Total other comprehensive loss	(6,825)	(1,305)	(145)
Comprehensive loss	$(327,232)	$(485,242)	$(224,198)
Loss per share (Note 19)
Loss per share – basic	$(0.40)	$(1.00)	$(4.30)
Loss per share – diluted	$(0.40)	$(1.00)	$(4.30)
Weighted average common stock outstanding – basic	900,886,113	526,730,261	73,851,108
Weighted average common stock outstanding – diluted	900,886,113	526,730,261	73,851,108

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2020	69,040,750	$—	$135,517	$(21)	$(474,558)	$(339,062)	404,170,765	$2,439,731
Share-based compensation expense	—	—	99,870	—	—	99,870	—	—
Equity-based payments to non-employees	130,710	—	908	—	—	908	—	—
Vesting of RSUs	11,528,031	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(4,431,964)	—	(31,259)	—	—	(31,259)	—	—
Exercise of common stock options	2,039,000	—	3,781	—	—	3,781	—	—
Vested stock options assumed in acquisition	—	—	32,197	—	—	32,197	—	—
Common stock purchases	(114,819)	—	—	—	(566)	(566)	—	—
Redeemable preferred stock dividends	—	—	(40,536)	—	—	(40,536)	—	—
Note receivable issuance to stockholder, inclusive of interest	—	—	(1,764)	—	—	(1,764)	—	—
Note receivable payments from stockholder, inclusive of interest	—	—	47,823	—	—	47,823	—	—
Issuance of redeemable preferred stock	—	—	—	—	—	—	91,921,020	814,156
Preferred stock redemption	—	—	(52,658)	—	—	(52,658)	(26,941,263)	(80,201)
Issuance of common stock in acquisition	1,919,356	—	15,565	—	—	15,565	—	—
Issuance of common stock	34,973,294	—	369,840	—	—	369,840	—	—
Common stock issuance costs	—	—	(56)	—	—	(56)	—	—
Net loss	—	—	—	—	(224,053)	(224,053)	—	—
Other comprehensive loss, net of taxes	—	—	—	(145)	—	(145)	—	—
Balance at December 31, 2020	115,084,358	$—	$579,228	$(166)	$(699,177)	$(120,115)	469,150,522	$3,173,686
Share-based compensation expense	—	—	246,787	—	—	246,787	—	—
Equity-based payments to non-employees	18,058	—	360	—	—	360	—	—
Vesting of RSUs	16,427,162	2	(2)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(2,405,588)	—	(42,644)	—	—	(42,644)	—	—
Exercise of common stock options	8,523,468	—	25,154	—	—	25,154	—	—
Redeemable preferred stock dividends	—	—	(40,426)	—	—	(40,426)	—	—
Issuance of contingently issuable stock	1,601,781	—	—	—	—	—	—	—
Conversion of common stock warrants issued in connection with Business Combination and PIPE Investment into permanent equity	—	—	185,762	—	—	185,762	—	—
Issuance of common stock related to exercise of warrants	15,193,668	2	95,045	—	—	95,047	—	—
Cancellation of redeemable preferred stock related to a business combination	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	(15,000,000)	(150,000)
Change in par for historical SoFi common stock	—	12	(12)	—	—	—	—	—
Purchase of capped calls	—	—	(113,760)	—	—	(113,760)	—	—
Net loss	—	—	—	—	(483,937)	(483,937)	—	—
Other comprehensive loss, net of taxes	—	—	—	(1,305)	—	(1,305)	—	—
Balance at December 31, 2021	828,154,462	$83	$5,561,831	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
Share-based compensation expense	—	—	328,571	—	—	328,571	—	—
Equity-based payments to non-employees	100,000	—	—	—	—	—	—	—
Vesting of RSUs	23,183,000	2	(2)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,196,691)	—	(8,983)	—	—	(8,983)	—	—
Exercise of common stock options	1,955,031	—	2,610	—	—	2,610	—	—
Issuance of common stock in acquisition	81,700,318	8	873,369	—	—	873,377	—	—
Vested awards assumed in acquisition	—	—	2,855	—	—	2,855	—	—
Redeemable preferred stock dividends	—	—	(40,425)	—	—	(40,425)	—	—
Net loss	—	—	—	—	(320,407)	(320,407)	—	—
Other comprehensive loss, net of taxes	—	—	—	(6,825)	—	(6,825)	—	—
Balance at December 31, 2022	933,896,120	$93	$6,719,826	$(8,296)	$(1,503,521)	$5,208,102	3,234,000	$320,374

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(320,407)	$(483,937)	$(224,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	305,994	239,011	99,870
Depreciation and amortization	151,360	101,568	69,832
Deferred debt issuance and discount expense	18,292	18,292	28,310
Provision for credit losses	54,332	7,573	—
Deferred income taxes	(3,498)	1,204	(104,504)
Fair value changes in residual interests classified as debt	6,608	22,802	38,216
Fair value changes in securitization investments	13,600	(6,538)	(13,919)
Fair value changes in warrant liabilities	—	107,328	20,525
Equity method investment earnings	—	261	(4,314)
Accretion of seller note interest expense	—	—	6,002
Other	13,426	(12,467)	2,030
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(7,463,474)	(1,308,329)	(515,751)
Servicing assets	18,405	(18,662)	52,021
Related party notes receivable interest income	—	1,399	1,121
Other assets	(56,861)	(10,700)	(29,883)
Accounts payable, accruals and other liabilities	6,365	(9,022)	95,161
Net cash used in operating activities	$(7,255,858)	$(1,350,217)	$(479,336)
Investing activities
Purchases of property, equipment, software and intangible assets	$(93,201)	$(52,261)	$(24,549)
Capitalized software development costs	(10,532)	—	—
Purchases of available-for-sale investments	(44,974)	(246,372)	—
Proceeds from sales of available-for-sale investments	23,497	52,742	—
Proceeds from maturities and paydowns of available-for-sale investments	15,240	4,799	—
Changes in loans held for investment, net	(173,728)	—	—
Proceeds from securitization investments	118,825	247,058	322,704
Proceeds from non-securitization investments	—	109,534	974
Purchases of non-securitization investments	—	(22,000)	(145)
Acquisition of businesses, net of cash acquired	58,540	—	(32,392)
Related party notes receivable issuances	—	—	(7,643)
Proceeds from repayment of related party notes receivable	—	16,693	—
Net cash (used in) provided by investing activities	$(106,333)	$110,193	$258,949
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Financing activities
Net change in debt facilities	$1,418,456	$(1,186,880)	$1,088,857
Proceeds from other debt issuances	439,990	1,191,908	547,058
Repayment of other debt	(516,363)	(912,890)	(1,110,528)
Payment of debt issuance costs	(8,287)	(9,465)	(16,443)
Net change in deposits	7,152,975	—	—
Taxes paid related to net share settlement of share-based awards	(8,983)	(42,644)	(31,259)
Proceeds from stock option exercises	2,610	25,154	3,781
Payment of redeemable preferred stock dividends	(40,425)	(40,426)	(40,536)
Finance lease principal payments	(488)	(516)	(489)
Purchases of common stock	—	(526)	(40)
Redemptions of redeemable common and preferred stock	—	(282,859)	—
Proceeds from Business Combination and PIPE Investment	—	1,989,851	—
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	(26,951)	—
Proceeds from warrant exercises	—	95,047	—
Purchase of capped calls	—	(113,760)	—
Payment of deferred equity costs	—	(56)	—
Proceeds from common stock issuances	—	—	369,840
Note receivable principal repayments from stockholder	—	—	43,513
Net cash provided by financing activities	$8,439,485	$684,987	$853,754
Effect of exchange rates on cash and cash equivalents	571	46	(145)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,077,865	$(554,991)	$633,222
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	768,437	1,323,428	690,206
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,846,302	$768,437	$1,323,428

Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$1,421,907	$494,711	$872,582
Restricted cash and restricted cash equivalents	424,395	273,726	450,846
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$1,846,302	$768,437	$1,323,428
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information
Interest paid	$150,866	$94,795	$129,131
Income taxes paid, net	2,567	1,759	529

Supplemental non-cash investing and financing activities
Loans held for investment received in acquisition	$84,485	$—	$—
Deposits assumed in acquisition	158,016	—	—
Debt assumed in acquisition	2,000	—	5,832
Available-for-sale securities received in acquisition	10,014	—	—
Derecognition of securitization investments	40,933	—	—
Property, equipment and software acquired in acquisition	3,192	—	2,026
Non-cash loan reduction	1,798	—	—
Deferred debt issuance costs accrued but unpaid	413	925	1,600
Deconsolidation of securitization debt	99,695	—	770,918
Deconsolidation of residual interests classified as debt	—	—	101,718
Securitization investments acquired via loan transfers	—	118,274	151,768
Costs directly attributable to the issuance of common stock paid in prior year	—	588	—
Seller note issued in acquisition	—	—	243,998
Redeemed but unpaid common stock	—	—	526
Redeemed but unpaid redeemable preferred stock	—	—	132,859
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
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending and financial services strategy to offer personal loans, home loans and credit cards. The Company also developed additional financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform-as-a-service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, through its acquisition of Golden Pacific Bancorp, Inc., and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through its acquisition of Technisys S.A., allowing the Company to expand its technology platform services to a broader international market. For additional information on our recent business combinations, see Note 2. For additional information on our reportable segments, see Note 20.
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
In our consolidated financial statements, we made the following presentation changes in 2022:
•in our consolidated balance sheets, (i) combined the financial statement line items for investments in available-for-sale securities and securitization investments and presented within investment securities, and (ii) broke out the financial statement line item loans into loans held for sale and loans held for investment;
•in our consolidated statements of operations and comprehensive income (loss), (i) reclassified amounts within the financial statement line item interest income—related party notes to interest income—other, as the balances were immaterial for separate presentation, and (ii) renamed the financial statement line item for noninterest income—technology platform fees to noninterest income—technology products and solutions to accommodate noninterest income earned from Technisys. See Note 3 for our presentation of disaggregated revenue and Note 2 for our discussion of business combinations; and
•in our consolidated statements of cash flows, (i) reclassified amounts related to the provision for credit losses to a separate financial statement line item from other within the adjustments to reconcile net loss to net cash used in operating activities, (ii) combined amounts in prior years separately disclosed under the captions equity-based payments to non-employees and fair value adjustment to related party notes receivable into other within the adjustments to reconcile net cash to net cash used in operating activities, as they were immaterial individually and in aggregate and did not recur, and (iii) netted the financial statement line items for originations and purchase of loans

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
with proceeds from sales and repayments of loans and presented within changes in loans held for sale, net within cash flows from operating activities, consistent with industry practice.
In all instances, the respective prior period amounts were recast to conform to the current period presentation.
Use of Judgments, Assumptions and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, expenses, and the disclosures of contingent assets and liabilities. These estimates and assumptions are inherently subjective in nature and, therefore, actual results may differ from our estimates and assumptions, and the differences could be material. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances. These assumptions and estimates include, but are not limited to, the following: (i) fair value measurements, (ii) business combinations, and (iii) goodwill.
Business Combinations
We account for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with fair value measurement accounting principles. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of the acquired businesses are included in our results of operations beginning from the date of acquisition. Acquisition-related costs are expensed as incurred.
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
A significant change to the pertinent rights of us or other parties, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could impact the determination of whether or not a VIE should be consolidated in future periods. VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. Our maximum exposure to loss as a result of our involvement with consolidated VIEs is limited to our investment, which is eliminated in consolidation. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in consolidated VIEs. Refer to Note 7 for more details regarding our consolidated VIEs.

SoFi Technologies, Inc.

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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. As a result, the related gains and losses for assets and liabilities within the Level 3 category presented in Note 15 may include changes in fair value that are attributable to both observable and unobservable inputs.
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
As a component of the loan sale agreements, we make certain representations to third parties that purchase our previously-held loans, some of which include Government-Sponsored Enterprises (“GSE”) repurchase requirements and all of which are standard in nature and do not constrain our ability to recognize a sale for accounting purposes. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans arising from these representations are accrued if probable and estimable. We establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
consolidated balance sheets, with the corresponding charges recorded within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss).
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
Restricted Cash and Restricted Cash Equivalents
Restricted cash and restricted cash equivalents primarily include cash deposits, certificate of deposit accounts held on reserve, money market funds held by consolidated VIEs and collection balances. These accounts are earmarked as restricted because the balances are either member balances held in our custody, cash segregated for regulatory purposes associated with brokerage activities, escrow requirements for certain debt facilities and derivative agreements, deposits required by various bank holding companies we partner with (“Member Banks”) that support one or more of our products, loan collection balances awaiting disbursement, consolidated VIE cash balances that we cannot use for general operating purposes, or other legally restricted balances.
Loans
Our loan portfolio primarily consists of: (i) personal loans, student loans and home loans, which are held for sale and measured at fair value, and (ii) credit cards, and commercial and consumer banking loans, which are held for investment and measured at amortized cost. The commercial and consumer banking portfolio is primarily inclusive of commercial real estate loans, commercial and industrial loans and residential real estate and other consumer loans.
Loans Held for Sale
Loans that we have the intent and ability to sell to third-party purchasers are classified as held for sale. We elected the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans, as well as our intentions given our primary gain-on-sale origination model. Therefore, these loans are carried at fair value on a recurring basis. Loans do not trade in an active market with readily observable prices. We determine the fair value of our loans using a discounted cash flow methodology, while also considering market data as it becomes available. Direct fees, which primarily relate to home loan originations, are recognized in earnings as earned and are recorded within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss). Direct loan origination costs are recognized in earnings as incurred and are recorded within noninterest expense—cost of operations in the consolidated statements of operations and comprehensive income (loss). We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss). We record cash flows related to loans held for sale within cash flows from operating activities in the consolidated statements of cash flows.
Securitized loans are assets held by consolidated SPEs as collateral for bonds issued, for which fair value changes are recorded within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss). Gains or losses recognized upon deconsolidation of a VIE are also recorded within noninterest income—securitizations.
We consider a loan to be delinquent when the borrower has not made the scheduled payment amount within one day after the scheduled payment date, provided the borrower is not in school or in deferment, forbearance or within an agreed-upon grace period. Loan deferment is a provision within student loan contracts that permits the borrower to defer payments while enrolled at least half time in school. During the deferment period, interest accrues on the loan balance and is capitalized to the loan when the loan enters repayment status, which begins when the student no longer qualifies for deferment.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
For personal loans and student loans, delinquent loans are charged off after 120 days of delinquency or on the date of confirmed loss. For home loans, delinquent loans are charged off after 180 days of delinquency or on the date of confirmed loss. For all loans, we stop accruing interest and reverse all accrued but unpaid interest on the date of charge-off. Additional information about our loans held for sale is included in Note 4, Note 7 and Note 15.
Loans Held for Investment
For our commercial and consumer banking loans, direct loan origination costs are deferred and amortized using the effective interest method over the contractual term of the loans within interest income—loans in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2022, the remaining balance of deferred costs was immaterial.
We present accrued interest for loans held for investment within loans held for investment in the consolidated balance sheets. We record cash flows related to loans held for investment within cash flows from investing activities in the consolidated statements of cash flows.
Credit card balances are reported as delinquent when they become 30 or more days past due. Credit card balances are charged off after 180 days of delinquency or on the date of the confirmed loss, at which time we stop accruing interest and fees and reverse all accrued but unpaid interest and fees through interest income as of such date. When a credit card balance is charged off, we record a reduction to the allowance and the credit card balance. When recovery payments are received against charged off credit card balances, we record a direct reduction to the provision for credit losses. Credit card receivables associated with alleged or potential fraudulent transactions are charged off through noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
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
Allowance for Credit Losses
We primarily evaluate expected credit losses under the current expected credit loss model for the following financial assets: (i) cash equivalents and restricted cash equivalents, (ii) accounts receivable from contracts with customers, inclusive of servicing related receivables, (iii) loans measured at amortized cost, and (iv) investments in available-for-sale (“AFS”) debt securities. Our approaches to measuring the allowance for credit losses on the applicable financial assets are as follows:
Cash equivalents and restricted cash equivalents: Our cash equivalents and restricted cash equivalents are short-term in nature and of high credit quality; therefore, we determined that our exposure to credit losses over the life of these instruments was immaterial.
Accounts receivable from contracts with customers: Accounts receivable from contracts with customers as of the balance sheet dates, all of which are short-term in nature, are recorded at their original invoice amounts reduced by any allowance for credit losses. We assess the risk of loss for each individual customer, even when the risk is remote. Certain of our historical accounts receivable balances did not have any write-offs. We use the aging method and historical loss rates as a basis for estimating the percentage of current and delinquent accounts receivable balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions, such as customer creditworthiness, current economic conditions, customer location, expectations of near-term economic trends and changes in customer payment terms and collection trends, warrant an adjustment to our historical loss experience. Based on this analysis, we determined that our historical loss rates remained most indicative of our lifetime expected losses. We record the provision for credit losses on accounts receivable from contracts with customers within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
When we determine that a receivable is not collectible, we write off the uncollectible amount as a reduction to both the allowance and the gross asset balance. Recoveries are recorded when received and credited to the provision for credit losses. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for credit

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
losses being recognized in the period in which the change occurs. See Note 5 for a rollforward of the allowance for credit losses related to our accounts receivable.
Credit cards: We segment pools of credit cards based on consumer credit score bands as measured using FICO scores, which are obtained at origination of the account and are refreshed monthly thereafter, and also by delinquency status, which may be adjusted using other risk-differentiating attributes to model charge-off probabilities and the average life over which expected credit losses may occur for the credit cards within each pool. The pools estimate the likelihood of borrowers with similar FICO scores to pay credit obligations based on aggregate credit performance data. When necessary, we apply separate credit loss assumptions to assets that have deteriorated in credit quality such that they no longer share similar risk characteristics with other assets in the same FICO score band. We either estimate the allowance for credit losses on such non-performing assets individually based on individual risk characteristics or as part of a distinct pool of assets that shares similar risk characteristics. We reassess our credit card pools periodically to confirm that all loans within each pool continue to share similar risk characteristics.
We establish an allowance within each pool of credit cards utilizing the risk model described above, which may then be adjusted for current conditions and reasonable and supportable forecasts of future conditions, including economic conditions. We apply the probability-of-default and loss-given-default assumptions to the drawn balance of credit cards within each pool to estimate the lifetime expected credit losses within each pool, which are then aggregated to determine the allowance for credit losses. We do not measure credit losses on the undrawn credit exposure, as such undrawn credit exposure is unconditionally cancellable by us. Management further considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit decisioning process, underwriting and collection management policies; the effects of external factors, such as regulatory requirements; general economic conditions; and inherent uncertainties in applying the methodology. We record the provision for credit losses on credit cards within noninterest expense—provision for credit losses in the consolidated statements of operations and comprehensive income (loss).
We elected to exclude interest on credit cards from the measurement of our allowance, as our policy allows for accrued interest to be reversed in a timely manner. Further, we elected the practical expedient to exclude the accrued interest component of our credit cards from the quantitative disclosures presented.
See Note 5 for a rollforward of the allowance for credit losses related to our credit cards.
Commercial and consumer banking loans: We evaluate the credit quality of our commercial and consumer banking loan portfolio based on regulatory risk ratings. Loans are categorized into risk ratings based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The allowance for credit losses is determined at an individual loan level and estimated based on weighted average remaining maturity and annualized loss rate according to the loan’s regulatory loan type and risk rating classification. This analysis is performed on an ongoing basis as new information is obtained.
See Note 5 for a rollforward of the allowance for credit losses related to our commercial and consumer banking loans.
Investments in AFS debt securities: An allowance for credit losses on our investments in AFS debt securities is required for any portion of impaired securities that is attributable to credit-related factors. For certain securities that are guaranteed by the U.S. Treasury or government agencies, or sovereign entities of high credit quality, we concluded that there is no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses. For other investments in AFS debt securities, factors considered in evaluating credit losses include: (i) adverse conditions related to the macroeconomic environment or the industry, geographic area or financial condition of the issuer, (ii) other credit indicators of the security, such as external credit ratings, and (iii) payment structure of the security. As of December 31, 2022, we concluded that the credit-related impairment was immaterial.
Credit-related impairment, if applicable, is recognized as an allowance for credit losses in the consolidated balance sheets with a corresponding adjustment to noninterest expense—provision for credit losses in the consolidated statements of operations and comprehensive income (loss). Such credit losses are limited to the amount of the total impairment. We did not recognize an allowance for credit losses on impaired investments in AFS debt securities as of December 31, 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Servicing Rights
Each time we enter into a servicing agreement, either in connection with transfers of our financial assets or in connection with a referral fulfillment arrangement in which we are a sub-servicer for financial assets that we do not legally own, we determine whether we should record a servicing asset or servicing liability. We elected the fair value option to measure our servicing rights subsequent to initial recognition. We measure the initial and subsequent fair value of our servicing rights using a discounted cash flow methodology, while also considering market data as it becomes available. The significant assumptions used in the valuation model include our contractual servicing fee, ancillary income, prepayment rate assumptions, default rate assumptions, a discount rate commensurate with the risk of the servicing asset or liability being valued, and an assumed market cost of servicing, which is based on active quotes from third-party servicers. For servicing rights retained in connection with loan transfers that do not meet the requirements for sale accounting treatment, there is no recognition of a servicing asset or liability.
Servicing rights in connection with transfers of financial assets are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss). Servicing rights assumed from third parties for financial assets for which we are not the loan originator are initially measured at fair value and recognized within noninterest income—servicing in the consolidated statements of operations and comprehensive income (loss). Servicing rights are measured at fair value at each subsequent reporting date and changes in fair value are reported in earnings in the period in which they occur. Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—servicing in the consolidated statements of operations and comprehensive income (loss). We elected the fair value option to measure our servicing rights to better align with the valuation of our transferred loans, which also tend to share a similar risk profile to the personal loan servicing we assume from third parties when we are not the loan originator. The loans are also impacted by similar factors, such as conditional prepayment rates and default rates. We consider the risk of the assets and the observability of inputs in determining the classes of servicing rights. We have three classes of servicing assets: personal loans, student loans and home loans.
See Note 15 for the key inputs used in the fair value measurements of our classes of servicing rights.
Investments in Debt Securities
The accounting and measurement framework for our investments in debt securities is determined based on the security classification. We do not hold investments in debt securities for trading purposes, nor do we have investments in debt securities that we have the intent and ability to hold to maturity. Therefore, we classify our investments in debt securities as available-for-sale. During the first quarter of 2022, we acquired additional investments in AFS debt securities with the Bank Merger.
We record investments in AFS debt securities at fair value in our consolidated balance sheets, with unrealized gains and losses recorded, net of tax, as a component of accumulated other comprehensive income (loss) (“AOCI”). See Note 15 for additional information on our fair value estimates for investments in AFS debt securities. The amortized cost basis of our investments in AFS debt securities reflects the security’s acquisition cost, adjusted for amortization of premium or accretion of discount, and collection of cash and charge-offs, as applicable. For purposes of determining gross realized gains and losses on AFS debt securities, the cost of securities sold is based on specific identification. We elected to present accrued interest for AFS debt securities within investment securities in the consolidated balance sheets. Purchase discounts, premiums, and other basis adjustments for investments in AFS debt securities are generally amortized into interest income over the contractual life of the security using the effective interest method. However, premiums on certain callable debt securities are amortized to the earliest call date. Amortization of premiums and discounts and other basis adjustments for investments in AFS debt securities, as well as interest income earned on the investments, are recognized within interest income—other, and realized gains and losses on investments in AFS debt securities are recognized within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
An investment in AFS debt security is considered impaired if its fair value is less than its amortized cost. If we determine that we have the intent to sell the impaired investment in AFS debt security, or if it is more likely than not that we will be required to sell the impaired investment in AFS debt security before recovery of its amortized cost, we recognize the full impairment loss reflecting the difference between the amortized cost (net of any prior recognized allowance) and the fair value of the investment in AFS debt security within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). If neither of the above conditions exists, we evaluate whether the impairment loss is attributable

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
to credit-related or non-credit-related factors. Any impairment that is not credit-related is recognized within other comprehensive income (loss), net of taxes. See the section “Allowance for Credit Losses” in this Note 1 for the factors we consider in identifying credit-related impairment and the treatment of credit losses.
See Note 6 for additional information on our investments in AFS debt securities.
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual interests and asset-backed bonds. We measure these investments at fair value on a recurring basis and report them within investment securities in the consolidated balance sheets. Gains and losses related to our securitization investments are reported within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available.
Our residual investments accrete interest income over the expected life using the effective yield method, which reflects a portion of the overall fair value adjustment recorded each period on our residual investments. On a quarterly basis, we reevaluate the cash flow estimates over the life of the residual investments to determine if a change to the accretable yield is required on a prospective basis. Additionally, we record interest income associated with asset-backed bonds over the term of the underlying bond using the effective interest method on unpaid bond amounts. Interest income on residual investments and asset-backed bonds is presented within interest income—securitizations in the consolidated statements of operations and comprehensive income (loss).
See Note 15 for the key inputs used in the fair value measurements of our residual investments and asset-backed bonds.
Investments in Equity Securities
Our investments in equity securities consist of investments for which fair values are not readily determinable, which we elect to measure using the alternative method of accounting, under which they are measured at cost less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers. Our investments in equity securities are presented within other assets in the consolidated balance sheets. Adjustments to the carrying values of our investments in equity securities, such as impairments and unrealized gains, are recognized within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
Property, Equipment and Software
All property, equipment and software are initially recorded at cost, while repairs and maintenance costs are expensed as incurred. Computer hardware, furniture and fixtures, software, buildings and finance lease right-of-use (“ROU”) assets are depreciated or amortized on a straight-line basis over the estimated useful life of each class of depreciable or amortizable assets (ranging from one to 30 years). Leasehold improvements are amortized over the shorter of the respective lease term or the estimated lives of the leasehold improvements.
Software includes both purchased and internally-developed software. Internally-developed software is capitalized when preliminary project efforts are successfully completed, and it is probable that both the project will be completed and the software will be used as intended. Capitalized costs consist of salaries and compensation costs (inclusive of share-based compensation) for employees, fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and functionality enhancements, and are amortized over a useful life of 2.5 years. Other costs are expensed as incurred.
See Note 9 for additional information on our property, equipment and software.
Goodwill and Intangible Assets
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. Goodwill is tested for impairment at the reporting unit level annually or whenever indicators of impairment exist. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
its fair value. We may assess goodwill for impairment initially using a qualitative approach, referred to as “step zero”, to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. We may alternatively elect to initially perform a quantitative assessment and bypass the qualitative assessment.
A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. Therefore, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. Our annual impairment testing date is October 1.
Definite-lived intangible assets are amortized on a straight-line basis over their useful lives and reviewed for impairment annually and whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets include capitalized costs incurred in the development and enhancement of our software products to be sold, leased or marketed. These costs, consisting primarily of salaries and compensation costs (inclusive of share-based compensation) for employees, are expensed as incurred until technological feasibility has been established, after which the costs are capitalized until the product is available for general release to customers.
See Note 2 and Note 8 for further discussion of goodwill and intangible assets, including those recognized in connection with recent business combinations.
Leases
We determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. For our current office and non-office classes of operating leases, we elected the practical expedient to not separate non-lease components from lease components and to, instead, account for each separate lease component and the non-lease components associated with that lease component as a single lease component. For our current classes of finance leases, we did not elect to apply this practical expedient and, instead, separately identify and measure the non-lease components of the contracts. As an accounting policy election, we apply the short-term lease exemption practical expedient to any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise.
Operating leases are presented within operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. Finance lease ROU assets are presented within property, equipment and software and finance lease liabilities are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. Operating and finance lease ROU assets represent our right to use an underlying asset for the lease term and operating and finance lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit borrowing rate, we use our incremental borrowing rate based on the information available at commencement date or modification date, as appropriate, in determining the present value of lease payments.
The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is allocated among the components of noninterest expense in the consolidated statements of operations and comprehensive income (loss). The finance lease ROU assets are depreciated on a straight-line basis over the estimated useful life of seven years. Interest expense on finance leases is recognized for the difference between the present value of the lease liabilities and the scheduled lease payments within interest expense—other in the consolidated statements of operations and comprehensive income (loss).
When a lease agreement is modified, we determine if the modification grants us the right to use an additional asset that is not included in the original lease contract and if the lease payments increase commensurate with the standalone price for the additional ROU asset. If both conditions are met, we account for the agreement as two separate contracts: (i) the original,

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
unmodified contract and (ii) a separate contract for the additional ROU asset. If both conditions are not met, the modification is not evaluated as a separate contract. Instead, based on the nature of the modification, we: (i) reassess the lease classification on the modification date under the modified terms, and (ii) use the modified lease payments and discount rate to remeasure the lease liability and recognize any difference between the new lease liability and the old lease liability as an adjustment to the ROU asset.
See Note 9 for additional information on our leases.
Derivative Financial Instruments
We enter into derivative contracts to manage future loan sale execution risk. We did not elect hedge accounting, as management’s hedging intentions are to economically hedge the risk of unfavorable changes in the fair values of our personal loans, student loans and home loans. Our derivative instruments used to manage future loan sale execution risk include interest rate swaps, interest rate caps and home loan pipeline hedges. We also have interest rate lock commitments (“IRLC”), interest rate swaps and interest rate caps that were not related to future loan sale execution risk.
Changes in derivative instrument fair values are recognized in earnings as they occur. Depending on the measurement date position, derivative financial instruments are presented within other assets or accounts payable, accruals and other liabilities in the consolidated balance sheets. Our derivative instruments are reported within cash flows from operating activities in the consolidated statements of cash flows.
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
See Note 14 and Note 15 for additional information on our derivative assets and liabilities.
Residual Interests Classified as Debt
Within consolidated securitizations, the residual interests held by third parties are presented as residual interests classified as debt in the consolidated balance sheets. We measure residual interests classified as debt at fair value on a recurring basis. We record subsequent measurement changes in fair value in the period in which the change occurs within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of residual interests classified as debt using a discounted cash flow methodology, while also considering market data as it becomes available.
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
See Note 15 for the key inputs used in the fair value measurements of residual interests classified as debt.
Safeguarding Asset and Liability
Through our SoFi Invest product (via our wholly-owned subsidiary, SoFi Digital Assets, LLC, a licensed money transmitter), our members can invest in digital assets. We engage third parties to provide custodial services for our digital assets offering, which includes holding the cryptographic key information and working to protect the digital assets from loss or theft. The third-party custodians hold digital assets as custodial assets in an account in SoFi’s name for the benefit of our members. We maintain the internal recordkeeping of our members’ digital assets, including the amount and type of digital assets owned by each of our members in the custodial accounts. We currently utilize two third-party custodians. Therefore, we have concentration risk in the event the custodians are not able to perform in accordance with our agreements.
In accordance with Staff Accounting Bulletin No. 121 (“SAB 121”), which is further discussed under “Recently Adopted Accounting Standards” in this Note 1, we recognize a digital assets safeguarding liability within accounts payable,

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
accruals and other liabilities in the consolidated balance sheets reflecting our obligation to safeguard the digital assets held by third-party custodians for the benefit of our members. We also recognize a corresponding safeguarding asset within other assets in the consolidated balance sheets. The safeguarding liability and corresponding safeguarding asset are measured and recorded at the fair value of the digital assets held by the custodians at each reporting date. Subsequent changes to the fair value measure are reflected as equal and offsetting adjustments to the carrying values of the safeguarding liability and corresponding safeguarding asset. We evaluate any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may affect the measurement of the safeguarding asset, which would be reflected in our results of operations in the period the loss occurs. Measurement changes do not impact the consolidated statements of operations and comprehensive income (loss) unless such a loss event is identified. As of December 31, 2022, we did not identify any loss events. See Note 15 for additional information on the fair value measurement of the safeguarding liability and corresponding safeguarding asset.
Borrowings and Financing Costs
We borrow from various financial institutions to finance our lending activities. Direct costs incurred in connection with financing, such as banker fees, origination fees and legal fees, are classified as deferred debt issuance costs. We capitalize these costs and report the amounts as a direct deduction from the carrying amount of the debt balance. Any difference between the stated principal amount of debt and the amount of cash proceeds received, net of debt issuance costs, is presented as a discount or premium. The capitalized debt issuance costs and the original issue discount/premium are amortized into interest expense over the expected life of the related financing agreements using the straight-line method for revolving facilities and the effective interest method for securitization debt and our senior convertible notes, as defined and further discussed below. Remaining unamortized fees are expensed immediately upon early extinguishment of the debt. In a debt modification for revolving debt, the initial issuance costs and any additional fees incurred as a result of the modification are deferred over the term of the new agreement, if the borrowing capacity of the revolving facility is increased. In the case that a modification results in a decrease in our borrowing capacity, any fees paid to the creditor and any third-party costs incurred are considered to be associated with the new arrangement and are, therefore, deferred and amortized over the term of the new arrangement. Unamortized deferred costs relating to the old arrangement at the time of the modification are expensed immediately in proportion to the decrease in borrowing capacity of the old arrangement. Any remaining unamortized deferred costs relating to the old arrangement are deferred and amortized over the term of the new arrangement.
We elected the fair value option to measure certain securitization debt, with the intent to mitigate the accounting divergence between debt liabilities measured at historical cost and the corresponding loans securing these financings, which are risk-managed on a fair value basis. For securitization debt carried at fair value on a recurring basis, we record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss). We determined the fair value of the applicable securitization debt using a discounted cash flow methodology, while also considering market data as it becomes available. The key inputs to the calculation include the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Convertible Senior Notes
In October 2021, we issued $1.2 billion aggregate principal amount of convertible senior notes due 2026 (the “Convertible Notes”). The Convertible Notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted. We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). The Convertible Notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after October 15, 2024 through on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. See Note 12 for more detailed disclosure of the term and features of the Convertible Notes.
We elected to evaluate each embedded feature of the arrangement individually. We concluded that each of the conversion rights, optional redemption rights, fundamental change make-whole provision and repurchase rights did not require bifurcation as derivative instruments, which we reevaluate each reporting period. The additional interest and special interest that accrue on the notes in the event of our failure to comply with certain registration or reporting requirements are required to be bifurcated from the host contract, as the reporting requirement triggering event is not clearly and closely related to the host

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
convertible debt contract, and therefore we measure the contingent interest feature at fair value each reporting period. The value was determined to be immaterial; therefore, we accounted for the Convertible Notes wholly as debt, which was recognized on the settlement date. Accordingly, we allocated all debt issuance costs to the debt instrument on the basis of materiality.
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions, as defined and further discussed below.
Redeemable Preferred Stock
Series 1 Redeemable Preferred Stock (as defined in Note 13) is classified in temporary equity, as it is not fully controlled by SoFi. See Note 13 for additional information.
Foreign Currency Translation Adjustments
We revalue assets, liabilities, income and expense denominated in non-United States currencies into United States dollars using applicable exchange rates. For foreign subsidiaries in which the functional currency is the subsidiary’s local currency, gains and losses relating to foreign currency translation adjustments are included in accumulated other comprehensive income (loss) in our consolidated balance sheets. For foreign subsidiaries in which the functional currency is the United States Dollar, gains and losses relating to foreign currency transaction adjustments are included within earnings in the consolidated statements of operations and comprehensive income (loss). Due to the highly inflationary economic environment in Argentina, we use the United States Dollar as the functional currency of our Argentinian operations. Our activities in Argentina are related to our Technology Platform segment and commenced in the first quarter of 2022 with the Technisys Merger.
Capped Call Transactions
We entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. The Capped Call Transactions are net purchased call options on our own common stock. The Capped Call Transactions are separate transactions entered into by the Company with each of the Capped Call Counterparties, are not part of the terms of the Convertible Notes, and do not affect any holder’s rights under the Convertible Notes. Holders of the Convertible notes do not have any rights with respect to the Capped Call Transactions. As the Capped Call Transactions are legally detachable and separately exercisable from the Convertible Notes, they were evaluated as freestanding instruments. We concluded that the Capped Call Transactions meet the scope exceptions for derivative instruments, and as such, the Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid-in capital.
See Note 13 for additional information on the Capped Call Transactions.
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
Other interest income is primarily earned on our bank balances.
Loan Origination and Sales Activities
As part of our loan sale agreements, we may retain the rights to service sold loans. We calculate a gain or loss on the sale based on the sum of the proceeds from the sale and any servicing asset or liability recognized, less the carrying value of the loans sold. Our gain or loss calculation is also inclusive of repurchase liabilities recognized at the time of sale.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loan Commitments
We offer a program whereby applicants can lock in an interest rate on an in-school loan to be funded at a later time. Applicants can exit the loan origination process up until the loan funding date. SoFi is obligated to fund the loan at the committed terms on the disbursement date if the borrower does not cancel prior to the loan funding date. The student loan commitments meet the scope exception for issuers of commitments to originate non-mortgage loans. As the writer of the commitments, we elected the fair value option to measure our unfunded student loan commitments to align with the measurement methodology of our originated student loans. As such, our student loan commitments are carried at fair value on a recurring basis. Depending on the measurement date position, student loan commitments are presented within other assets or accounts payable, accruals and other liabilities in the consolidated balance sheets. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss).
Loan commitments also include IRLCs, whereby we commit to interest rate terms prior to completing the origination process for home loans. IRLCs are derivative instruments that are measured at fair value on a recurring basis. Changes in fair value are recognized within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss). See “Derivative Financial Instruments” in this Note 1 for additional information on our derivative instruments.
See Note 15 for the key inputs used in the fair value measurements of our loan commitments.
Revenue Recognition
In each of our revenue arrangements, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects our expected consideration in exchange for those goods or services. Our primary revenue streams for the periods presented include the following:
•Technology Products and Solutions: We earn fees for providing an integrated platform as a service for financial and non-financial institutions.
•Referrals: We earn specified referral fees in connection with referral activities we facilitate through our platform, such as referrals to third-party partners that offer services to end users who do not use one of our product offerings and referrals of pre-qualified borrowers to a third-party partner who separately contracts with a loan originator.
•Interchange: We earn interchange fees from debit and credit cardholder transactions conducted through payment networks.
•Brokerage: We earn fees in connection with facilitating investment-related transactions through our platform, such as brokerage transactions, share lending, digital assets transactions and exchange conversion.
See Note 3 for additional information on our revenue recognition policy within each revenue stream.
Advertising, Sales and Marketing
Advertising production costs and advertising communication costs, as well as amounts paid to various affiliates to market our products, are included within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss). Advertising costs are expensed either as incurred or when the advertising takes place, depending on the nature of the advertising activity. For the years ended December 31, 2022, 2021 and 2020, advertising totaled $256,125, $183,106 and $138,888, respectively.
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
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $33,170, $28,949, and $25,946 for the years ended December 31, 2022, 2021 and 2020, respectively. Occupancy-related expenses are presented within each of the financial statement line items within noninterest expense in the consolidated statements of operations and comprehensive income (loss).
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded in accounts payable, accruals and other liabilities in the consolidated balance sheets. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, estimates may be different from the actual outcomes. With respect to legal proceedings, we recognize legal fees as they are incurred within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss). See Note 18 for discussion of contingent matters.
Compensation and Benefits
Total compensation and benefits, inclusive of share-based compensation expense, was $830,298, $608,505 and $385,745 for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation and benefits expenses are presented within each of the financial statement line items within noninterest expense in the consolidated statements of operations and comprehensive income (loss).
Share-Based Compensation
Share-based compensation made to employees and non-employees, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), is measured based on the grant date fair value of the awards and is recognized as compensation expense typically on a straight-line basis over the period during which the share-based award holder is required to perform services in exchange for the award (the vesting period) for stock options and RSUs and on an accelerated attribution basis for each vesting tranche over the respective derived service period for PSUs. Share-based compensation expense is allocated among the components of noninterest expense in the consolidated statements of operations and comprehensive income (loss). We used the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to estimate the grant-date fair value of stock options. RSUs are measured based on the fair values of the underlying stock on the dates of grant. We use a Monte Carlo simulation model to estimate the grant-date fair value of PSUs. We recognize forfeitures as incurred and, therefore, reverse previously recognized share-based compensation expense at the time of forfeiture. See Note 16 for further discussion of share-based compensation.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Management is required to analyze all open tax years, as defined by the statute of limitations, for all jurisdictions. We accrue tax penalties and interest, if any, as incurred and recognize them within income tax (expense) benefit in the consolidated statements of operations and comprehensive income (loss).
Related Parties
We define related parties as members of our Board of Directors, entity affiliates, executive officers and principal owners of our outstanding stock and members of their immediate families. Related parties also include any other person or entity with significant influence over our management or operations.
Recently Adopted Accounting Standards
Safeguarding Assets and Liabilities
In March 2022, the SEC released SAB 121, which provides interpretive guidance for an entity to consider when it has obligations to safeguard crypto-assets held for its platform users, whether directly or through an agent or another third party acting on its behalf. SAB 121 requires an entity to record a liability to reflect its obligation to safeguard the crypto-assets, as well as a corresponding safeguarding asset, both of which should be measured at the fair value of the crypto-assets being safeguarded for the entity’s users. Entities should evaluate any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may affect the measurement of the asset. SAB 121 also requires financial statement disclosure, including the nature and amount of crypto-assets that the entity holds for its users, any vulnerabilities that may arise as a result of any concentration in crypto-assets, and information about who is responsible for the record-keeping of the crypto-assets, the holding of the cryptographic keys and safeguarding the crypto-assets, among other disclosure considerations. Disclosures must also be made in accordance with fair value measurements accounting guidance. SAB 121 was effective for us for the interim period ending June 30, 2022. We applied the guidance through retrospective application as of January 1, 2022, at which time the value of our members’ digital assets was $266,014. As of June 30, 2022, the adoption date, the value of our members’ digital assets was $112,010. At each reporting date subsequent to adoption, we determine the value of our members’ digital assets and remeasure our digital assets safeguarding liability and corresponding digital assets safeguarding asset. Our application of this guidance did not impact our results of operations. We also enhanced our disclosures around our digital assets arrangements and our role in safeguarding them. See this Note 1 and Note 15 for the applicable disclosures.
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with accounting guidance for revenue from contracts with customers, rather than at fair value. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We early adopted the standard effective January 1, 2022 and applied its provisions to our acquisitions in 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies the scope of Topic 848 for certain derivative instruments that use an interest rate for margining, discounting or contract price alignment. The new standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the relief period for relevant contract modifications to December 31, 2024.
We adopted the provisions of the standard in the fourth quarter of 2021 using the prospective method of adoption. We established a cross-functional project team to execute our company-wide transition away from USD LIBOR. In the fourth quarter of 2021, we began to use the Secured Overnight Financing Rate (“SOFR”) or an alternative reference rate on new variable-rate loan originations, and on new warehouse facility agreements and other financial instruments. We also transitioned some existing warehouse facility lines to SOFR and elected to apply the optional expedients when all such terms were related to the replacement of the reference rate. We are continuing to review existing variable-rate loans, borrowings, Series 1 redeemable

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
preferred stock dividends and derivative instruments that utilize USD LIBOR as the reference rate and expect to continue transitioning these instruments to SOFR or other representative alternative reference rates in accordance with the provisions of the standard. We do not expect there to be a material impact on our consolidated financial statements as a result of applying this standard.
Recent Accounting Standards Issued, But Not Yet Adopted
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU addresses two topics: (i) troubled debt restructuring (“TDR”) by creditors, and (ii) vintage disclosures for gross write offs. Under the TDR provisions, the ASU eliminates the recognition and measurement guidance under Accounting Standards Codification (“ASC”) 310-40, Receivables—Troubled Debt Restructurings by Creditors, and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with the accounting for other loan modifications. Additionally, the ASU enhances existing disclosure requirements around TDRs and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Under the vintage disclosure provisions, the ASU requires the entity to disclose current period gross write offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2022. The standard should be applied prospectively; however, for the TDR provisions, an entity has the option to apply a modified retrospective transition method. We do not expect the provisions of this standard to have a material impact on our consolidated financial statements.

Note 2. Business Combinations

Merger with Social Capital Hedosophia Holdings Corp. V
On January 7, 2021, Social Finance entered into an agreement by and among Social Finance, SCH, a Cayman Islands exempted company limited by shares, and Plutus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of SCH (“Merger Sub”), pursuant to which Merger Sub merged with and into Social Finance. Upon the Closing on May 28, 2021, the separate corporate existence of Merger Sub ceased and Social Finance survived the merger and became a wholly-owned subsidiary of SCH. On May 28, 2021, SCH also filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated as a Delaware corporation, changing its name from “Social Capital Hedosophia Holdings Corp. V” to “SoFi Technologies, Inc.” These transactions are collectively referred to as the “Business Combination”.
The Business Combination was accounted for as a reverse recapitalization whereby SCH was determined to be the accounting acquiree and Social Finance to be the accounting acquirer. This accounting treatment was the equivalent of Social Finance issuing stock for the net assets of SCH, accompanied by a recapitalization whereby no goodwill or other intangible assets were recorded. Operations prior to the Business Combination are those of Social Finance. At the Closing, we received gross cash consideration of $764.8 million as a result of the reverse recapitalization, which was then reduced by: (i) a redemption of redeemable common stock (classified as temporary equity) of $150.0 million, (ii) a special payment made to our Series 1 preferred stockholders of $21.2 million (which was expensed as incurred), and (iii) our equity issuance costs of $27.5 million, consisting of advisory, legal, share registration and other professional fees, which were recorded within additional paid-in capital as a reduction of proceeds.
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

SoFi Technologies, Inc.

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
A portion of the total cash purchase consideration ($0.6 million) was held back by the Company to satisfy any indemnification or certain other obligations (“Holdback Amount”), as certain legal proceedings with which Golden Pacific is involved as a plaintiff were not resolved at the time the Bank Merger closed. During 2022, we incurred costs associated with the litigation involving Golden Pacific as a plaintiff in excess of the Holdback Amount. Therefore, none of the Holdback Amount will be released to the Golden Pacific shareholders. Additionally, we held back a $3.3 million payable to a dissenting Golden Pacific shareholder pending resolution of the shareholder’s dissenter’s rights appraisal claim, which could possibly result in a lower or higher amount paid to the dissenting shareholder once a ruling is made regarding the appraisal claim.
The Bank Merger was accounted for as a business combination. The preliminary purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the net assets acquired of $11.2 million was allocated to goodwill, none of which is expected to be deductible for tax purposes, and which is allocated to our Financial Services segment. Goodwill is primarily attributable to the expected benefits of operating a national bank. The results of operations of Golden Pacific subsequent to the date of acquisition are included in SoFi’s consolidated financial statements as of and for the year ended December 31, 2022. As the acquisition was not determined to be a significant acquisition, we do not disclose the pro forma impact of this acquisition to the results of operations in our interim and annual filings with the SEC.
Identifiable intangible net assets at the date of acquisition included finite-lived intangible assets for core deposits with an aggregate fair value of $1.0 million. The intangible assets are being amortized over a period of 7.3 years based on the estimated economic life of the underlying assets.
We incurred total acquisition-related costs related to the Bank Merger of $2.2 million, which were incurred during the year ended December 31, 2021, and are presented within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
Acquisition of Technisys S.A.
On March 3, 2022, we acquired Technisys S.A., a Luxembourg société anonyme, (“Technisys”), pursuant to an Agreement and Plan of Merger dated as of February 19, 2022 and amended as of March 3, 2022, by and among the Company, Technisys, Atom New Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Atom, and Atom Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of SoFi Technologies (“Technisys Merger”). We acquired all of the outstanding equity interests in Technisys (the “Technisys Merger”). The Technisys Merger was accounted for as a business combination.
Technisys is a cloud-native digital and core banking platform with an existing footprint of financial services customers in Latin America. With the acquisition of Technisys, we expanded our technology platform services to a broader international

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
market. The following table presents the components of the purchase consideration to acquire Technisys as of December 31, 2022:

Fair value of common stock issued(1)	$873,377
Amounts payable to settle vested employee performance awards(2)	37,297
Fair value of awards assumed(3)	2,855
Settlement of pre-combination transactions between acquirer and acquiree	235
Total purchase consideration	$913,764
___________________
(1) Reflects the shares of SoFi common stock issued in the acquisition of 81,700,318, multiplied by the closing stock price of SoFi common stock on the closing date of the Technisys Merger. Additionally, these shares are inclusive of 6,305,595 shares that remain held in escrow. These escrow shares are expected to be released no later than 15 months after the close of the acquisition.
(2) We made payments of $17,641 related to this component of purchase consideration during the year ended December 31, 2022.
(3) We contemporaneously converted outstanding performance awards into RSUs to acquire common stock of SoFi (“Replacement Awards”). The fair value of awards assumed in the purchase consideration was based on the closing stock price of SoFi common stock on the closing date of the Technisys Merger. Refer to Note 16 for additional information on our RSUs, including the Replacement Awards.
During the third quarter of 2022, we finalized the closing net working capital calculation specified in the merger agreement, which resulted in a reduction to the equity consideration of 155,794 shares, representing an adjustment to the total purchase consideration of $1,665, and a corresponding reduction to the carrying value of recognized goodwill. The remaining 442,274 shares that were held in escrow associated with the working capital calculation were released to the former Technisys shareholders. The finalized closing net working capital calculation did not impact the estimated fair values of the assets acquired and liabilities assumed in conjunction with the transaction.
The following table presents the allocation of the total purchase consideration to the estimated fair values of the identified assets acquired and liabilities assumed of Technisys as of the date of acquisition. The table reflects measurement period adjustments made during 2022, as well as an adjustment to the purchase consideration associated with the final working capital calculation, each of which also impacted the amount of recognized goodwill:

	Preliminary Purchase Price Allocation	Measurement Period Adjustments(1)	Updated Purchase Price Allocation
Assets acquired
Cash and cash equivalents	$25,710	$—	$25,710
Accounts receivable(2)	15,354	(2,942)	12,412
Intangible assets(3)	239,000	—	239,000
Operating lease right-of-use (“ROU”) assets	587	—	587
Other assets	1,011	2,843	3,854
Total identifiable assets acquired	281,662	(99)	281,563
Liabilities assumed
Accounts payable, accruals and other liabilities	16,462	6,624	23,086
Operating lease liabilities	587	—	587
Deferred income taxes(4)	55,104	2,239	57,343
Total liabilities assumed	72,153	8,863	81,016
Total identified net assets acquired	209,509	(8,962)	200,547
Goodwill(5)	705,920	7,297	713,217
Total consideration	$915,429	$(1,665)	$913,764
_________________
(1)The measurement period adjustments did not have a significant impact on our results of operations. The adjustment to accounts payable, accruals and other liabilities included a tax payable adjustment of $6,484.

SoFi Technologies, Inc.

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
The Company incurred total acquisition-related costs related to the Technisys Merger of $20.7 million, of which $17.4 million were incurred during the year ended December 31, 2022 and $3.3 million were incurred during the year ended December 31, 2021, which were presented within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
From the date of acquisition through December 31, 2022, the acquired results of operations for Technisys contributed total net revenue of $69.2 million and net loss of $24.7 million to the Company’s consolidated results, which was inclusive of amortization expense recognized on the acquired intangible assets.
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations as if the business combination had occurred on January 1, 2020:

	Year Ended December 31,
	2022	2021	2020
Total net revenue	$1,584,439	$1,055,219	$624,983
Net loss	(311,512)	(512,785)	(256,238)
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
•an adjustment to reflect post-combination share-based compensation expense associated with the Replacement Awards as if the conversion had occurred on January 1, 2020;
•an adjustment to reflect acquisition-related costs for both parties as if they were incurred during the earliest period presented; and
•the related income tax effects, at the statutory tax rate applicable for each period, of the pro forma adjustments noted above.

SoFi Technologies, Inc.

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

Note 3. Revenue

In each of our revenue arrangements, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects our expected consideration in exchange for those goods or services.
Technology Products and Solutions
We earn fees for providing an integrated platform as a service for financial and non-financial institutions. Within our technology products and solutions fee arrangements, certain contracts contain a provision for a fixed, upfront implementation fee related to setup activities, which represents an advance payment for future technology platform services provided over the contract term. These implementation fees are recognized ratably over the contract life.
Commencing in March 2022 with the Technisys Merger, we earn subscription and service fees for providing software licenses and associated services, including implementation and maintenance. We charge a recurring subscription fee for the software license and related maintenance services. Other software-related services are billed on a periodic basis as the services are provided. Certain arrangements for software and related services contain a provision for a fixed upfront payment.
We recognize revenue related to software licenses at a point in time upon delivery of the license and the close of the user-acceptance testing period. When implementation services are distinct, we recognize revenue over time during the implementation period. We recognize maintenance services ratably over the contractual maintenance term. If a fixed upfront payment provides a material right to the customer, we recognize revenue associated with the material right over the period of benefit associated with the right to subscribe or renew a subscription, which is typically the product life.
We allocate fees charged for software and related services to our performance obligations on the basis of the relative standalone selling price. The standalone selling prices either represent the prices at which we separately sell each license or service or are estimated using available information, such as market conditions and internal pricing policies. The standalone selling price of the software license and maintenance are determined based on the complexity and size of the license.
We had deferred revenue of $10,028 and $2,553 as of December 31, 2022 and 2021, respectively, which are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. During the years ended December 31, 2022 and 2021, we recognized revenue of $7,773 and $685, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the consolidated statements of operations and comprehensive income (loss).
Payments to customers: We may provide incentives to our technology platform customers, which may be payable up front or applied to future or past technology products and solutions fees. Evaluating whether such incentives are payments to a customer requires judgment. When we determine that an incentive is consideration payable to a customer, the incentive is recorded as a reduction of revenue. Incentives that represent consideration payable to a customer may also contain variable consideration. Therefore, such incentives are constraints on the revenue expected to be realized. Upfront customer incentives are recorded as prepaid assets and presented within other assets in the consolidated balance sheets, and are applied against revenue in the period such incentives are earned by the customer. Any incentive in excess of cumulative revenue is expensed as a contract cost.
Referrals
We earn specified referral fees in connection with certain referral activities we facilitate through our platform.
In one type of referral arrangement, we refer end users through our platform to third-party enterprise partners. The third-party enterprise partners are our customers, and our single performance obligation is to present referral leads. Our referral fee is calculated as either a fixed price per successful referral or a percentage of the transaction volume between the enterprise partners and referred consumers. Our performance is satisfied over time and is measured under the expected value method based on the quantity of successful referrals or the referred transaction volume. The value of our services transferred to our partners is represented by the referral fee rate agreed upon at contract inception.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
In another type of referral arrangement, we earn referral fulfillment fees for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. Our referral fees are based on the referred loan amount, subject to a referral fulfillment fee penalty if a loan is determined to be ineligible and becomes a charged-off loan as defined in the contract. We satisfy our performance obligation to provide borrower referrals over time as our customer purchases the successfully originated loans from the loan originator. The referral fulfillment fee penalty represents variable consideration. We allocate the variable consideration to the distinct period in which the referral services are delivered. When pricing terms are not consistent throughout the entire term of the contract, we estimate variable consideration using the expected value method based on the estimated probability of ineligible loan charge-offs, which requires management judgment using our meaningful experience through our lending business. We recognize revenue for each originated loan, less the estimated referral fulfillment fee penalty. The estimated referral fulfillment fee penalty was immaterial as of December 31, 2022.
Interchange
We earn interchange fees from debit and credit cardholder transactions conducted through payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange is presented net of cardholder rewards associated with card transactions.
Brokerage
We earn fees in connection with facilitating investment-related transactions through our platform, including brokerage transactions, share lending, digital assets transactions and exchange conversions, for which we may act in the capacity of a principal or an agent depending on the nature of our control and involvement. In certain brokerage transactions, we act in the capacity of a principal and earn negotiated fees based on the number and type of transactions requested by our customers. In our share lending arrangements and pay for order flow arrangements, we do not oversee the execution of the transactions, and ultimately lack requisite control, but benefit through a negotiated revenue sharing arrangement. Therefore, we act in the capacity of an agent for share lending and recognize revenue net of fees paid to satisfy the performance obligation. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume. In these arrangements, we act in the capacity of a principal and recognize revenue gross of the fees we pay to obtain the digital assets for access by our members.
Our brokerage performance obligation is completely satisfied upon completion of an investment-related transaction. We measure our progress toward complete satisfaction of our performance obligation using the output method, with investment transaction activity representing the measure that faithfully depicts the transfer of brokerage services.
We incur costs for clearing and processing services that relate to satisfied performance obligations within our brokerage arrangements, which are expensed as incurred. Although certain of our commission costs qualify for capitalization, because their amortization period is less than one year, we expense these costs as incurred. Additionally, we expense as incurred any upfront account funding incentives paid to customers that are not tied to a contract period.
Disaggregated Revenue
The table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates, as well as a reconciliation of total revenue from contracts with customers to total noninterest income. Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
other in the consolidated statements of operations and comprehensive income (loss). There were no revenues from contracts with customers attributable to our Lending segment for any of the years presented.

	Year Ended December 31,
	2022	2021	2020
Financial Services
Referrals	$36,052	$15,750	$5,889
Interchange	17,391	10,642	2,433
Brokerage	15,446	22,733	3,470
Other(1)	2,245	5,541	244
Total financial services	$71,134	$54,666	$12,036
Technology Platform
Technology services	$299,379	$191,847	$90,128
Software licenses	5,522	—	—
Other(1)	1,061	1,205	1,167
Total technology platform	$305,962	$193,052	$91,295
Total Revenue from Contracts with Customers
Technology services	$299,379	$191,847	$90,128
Referrals	36,052	15,750	5,889
Interchange	17,391	10,642	2,433
Brokerage	15,446	22,733	3,470
Software licenses	5,522	—	—
Other(1)	3,306	6,746	1,411
Total revenue from contracts with customers	$377,096	$247,718	$103,331

Other Sources of Revenue
Loan origination and sales	$605,403	$497,626	$371,323
Securitizations	(40,031)	(14,862)	(70,251)
Servicing	43,547	(2,281)	(19,426)
Other	3,424	4,427	2,624
Total other sources of revenue	$612,343	$484,910	$284,270
Total noninterest income	$989,439	$732,628	$387,601
_____________________
(1) In Financial Services, includes revenues from equity capital markets services and enterprise services. In Technology Platform, includes payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
Contract Balances
As of December 31, 2022 and 2021, accounts receivable, net associated with revenue from contracts with customers was $61,226 and $33,748, respectively, which were reported within other assets in the consolidated balance sheets. The increase in contract balances during the current period includes the effect of the Technisys Merger, which contributed $21,614 to the balance as of December 31, 2022.

Note 4. Loans

As of December 31, 2022, our loan portfolio consisted of loans held for sale, including personal loans, student loans and home loans, which are measured at fair value under the fair value option, and loans held for investment, including credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	December 31,
	2022	2021
Loans held for sale
Personal loans(1)	$8,610,434	$2,289,426
Student loans(2)	4,877,177	3,450,837
Home loans	69,463	212,709
Total loans held for sale, at fair value	13,557,074	5,952,972
Loans held for investment(3)
Credit card	209,164	115,912
Commercial and consumer banking:
Commercial real estate	88,652	—
Commercial and industrial	7,179	—
Residential real estate and other consumer	2,962	—
Total commercial and consumer banking	98,793	—
Total loans held for investment, at amortized cost	307,957	115,912
Total loans	$13,865,031	$6,068,884
_____________________
(1) Includes $663,004 and $234,576 of personal loans in consolidated VIEs as of December 31, 2022 and 2021, respectively.
(2) Includes $268,697 and $574,328 of student loans in consolidated VIEs as of December 31, 2022 and 2021, respectively.
(3) See Note 1 and Note 5 for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.
Loans Held for Sale
The following table summarizes the aggregate fair value of our loans held for sale, for which we elected the fair value option and are, therefore, measured at fair value on a recurring basis:

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2022
Unpaid principal(1)	$8,283,400	$4,794,517	$77,705	$13,155,622
Accumulated interest	55,673	19,433	151	75,257
Cumulative fair value adjustments(1)	271,361	63,227	(8,393)	326,195
Total fair value of loans	$8,610,434	$4,877,177	$69,463	$13,557,074
December 31, 2021
Unpaid principal(1)	$2,188,773	$3,356,344	$210,111	$5,755,228
Accumulated interest	12,310	9,990	190	22,490
Cumulative fair value adjustments(1)	88,343	84,503	2,408	175,254
Total fair value of loans	$2,289,426	$3,450,837	$212,709	$5,952,972
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

	Personal Loans	Student Loans	Total
December 31, 2022
Unpaid principal balance	$27,989	$6,435	$34,424
Accumulated interest	1,207	304	1,511
Cumulative fair value adjustments	(25,022)	(3,332)	(28,354)
Fair value of loans 90 days or more delinquent	$4,174	$3,407	$7,581
December 31, 2021
Unpaid principal balance	$4,765	$1,589	$6,354
Accumulated interest	149	32	181
Cumulative fair value adjustments	(4,189)	(865)	(5,054)
Fair value of loans 90 days or more delinquent	$725	$756	$1,481
Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. When a transfer of financial assets qualifies as a sale, in many instances we have continued involvement as the servicer of those financial assets. As we expect the benefits of servicing to be more than just adequate, we recognize a servicing asset. Further, in the case of securitization-related transfers that qualify as sales, we have additional continued involvement as an investor, albeit at insignificant levels relative to the expected gains and losses of the securitization. In instances where a transfer is accounted for as a secured borrowing, we perform servicing (but we do not recognize a servicing asset) and typically maintain a significant investment relative to the expected gains and losses of the securitization. In whole loan sales, we do not have a residual financial interest in the loans, nor do we have any other power over the loans that would constrain us from recognizing a sale. Additionally, we have no repurchase requirements related to transfers of personal loans, student loans and non-GSE home loans other than standard origination representations and warranties, for which we record a liability based on expected repurchase obligations. For GSE home loans, we have customary GSE repurchase requirements, which do not constrain sale treatment but result in a liability for the expected repurchase requirement.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our personal loan and student loan securitization transfers qualifying for sale accounting treatment. There were no loan securitization transfers qualifying for sale accounting treatment during the year ended December 31, 2022.

	Year Ended December 31,
	2021	2020
Personal loans
Fair value of consideration received:
Cash	$1,050,062	$316,503
Securitization investments	55,491	20,961
Deconsolidation of debt(1)	—	414,261
Servicing assets recognized	6,003	2,086
Total consideration	1,111,556	753,811
Aggregate unpaid principal balance and accrued interest of loans sold	1,054,171	708,346
Gain from loan sales(1)	$57,385	$45,465
Student loans
Fair value of consideration received:
Cash	$1,187,714	$2,015,357
Securitization investments	62,783	130,807
Deconsolidation of debt(1)	—	458,375
Servicing assets recognized	36,948	19,903
Total consideration	1,287,445	2,624,442
Aggregate unpaid principal balance and accrued interest of loans sold	1,227,379	2,540,052
Gain from loan sales(1)	$60,066	$84,390
_____________________
(1)For the year ended December 31, 2020, the gains from sales excluded losses from deconsolidations on personal loans and student loans of $6,098 and $8,601, respectively.
Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the year because we no longer held a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2022, we had deconsolidation of debt on personal loans of $70.6 million and on student loans of $126.0 million. The impact on earnings from these deconsolidations was immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our whole loan sales:

	Year Ended December 31,
	2022	2021	2020
Personal loans
Fair value of consideration received:
Cash	$3,016,740	$3,373,655	$1,285,689
Servicing assets recognized	21,925	21,811	8,429
Repurchase liabilities recognized	(7,351)	(8,168)	(3,535)
Total consideration	3,031,314	3,387,298	1,290,583
Aggregate unpaid principal balance and accrued interest of loans sold	2,924,567	3,253,645	1,238,474
Gain from loan sales	$106,747	$133,653	$52,109
Student loans
Fair value of consideration received:
Cash	$883,859	$1,676,892	$2,596,719
Servicing assets recognized	9,275	15,526	25,734
Repurchase liabilities recognized	(134)	(300)	(510)
Total consideration	893,000	1,692,118	2,621,943
Aggregate unpaid principal balance and accrued interest of loans sold	881,922	1,635,280	2,503,821
Gain from loan sales	$11,078	$56,838	$118,122
Home loans
Fair value of consideration received:
Cash	$1,057,596	$2,989,813	$2,173,709
Servicing assets recognized	13,926	31,294	20,440
Repurchase liabilities recognized	(1,158)	(3,288)	(3,034)
Total consideration	1,070,364	3,017,819	2,191,115
Aggregate unpaid principal balance and accrued interest of loans sold	1,095,882	2,935,343	2,101,895
Gain (loss) from loan sales	$(25,518)	$82,476	$89,220
The following table presents information about the unpaid principal balances of transferred loans that are not recorded in our consolidated balance sheets, but with which we have a continuing involvement through our servicing agreements:

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2022
Loans in repayment	$3,266,023	$7,421,552	$5,099,069	$15,786,644
Loans in-school/grace/deferment	—	30,844	—	30,844
Loans in forbearance	593	17,817	18,727	37,137
Loans in delinquency	136,179	115,818	16,510	268,507
Total loans serviced	$3,402,795	$7,586,031	$5,134,306	$16,123,132
December 31, 2021
Loans in repayment	$5,138,299	$9,852,957	$4,575,001	$19,566,257
Loans in-school/grace/deferment	—	37,949	—	37,949
Loans in forbearance	1,120	44,833	40,353	86,306
Loans in delinquency	75,275	112,885	7,465	195,625
Total loans serviced	$5,214,694	$10,048,624	$4,622,819	$19,886,137

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents additional information about the servicing cash flows received and net charge-offs related to transferred loans with which we have a continuing involvement:

	Year Ended December 31,
	2022	2021	2020
Personal loans
Servicing fees collected	$35,580	$34,421	$45,574
Charge-offs, net of recoveries(1)	107,359	102,276	197,927
Student loans
Servicing fees collected	35,203	46,657	50,794
Charge-offs, net of recoveries(1)	34,136	24,675	16,999
Home loans
Servicing fees collected	12,893	8,749	4,499
Charge-offs, net of recoveries	—	—	—
Total
Servicing fees collected	$83,676	$89,827	$100,867
Charge-offs, net of recoveries(1)	141,495	126,951	214,926
_____________________
(1)Personal loan and student loan charge-offs, net of recoveries, are impacted by the timing of charge-off sales performed on behalf of the purchasers of our loans, which lower the net amount disclosed.
Loans Held for Investment
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
December 31, 2022
Credit card	$225,165	$4,670	$3,626	$10,498	$18,794	$243,959
Commercial and consumer banking:
Commercial real estate	89,544	—	—	—	—	89,544
Commercial and industrial	7,636	—	1	—	1	7,637
Residential real estate and other consumer(3)	2,966	—	—	—	—	2,966
Total commercial and consumer banking	100,146	—	1	—	1	100,147
Total loans	$325,311	$4,670	$3,627	$10,498	$18,795	$344,106
December 31, 2021
Credit card	$115,356	$1,893	$1,683	$2,658	$6,234	$121,590
_____________________
(1)All of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, there were no credit cards on nonaccrual status. As of December 31, 2022, commercial and consumer banking loans on nonaccrual status were immaterial, and there were no loans that were ≥ 90 days past due.
(2)For credit card, the balance is presented before allowance for credit losses of $39,110 and $7,037 as of December 31, 2022 and 2021, respectively, and accrued interest of $4,315 and $1,359, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,678 and accrued interest of $324 as of December 31, 2022.
(3)Primarily includes residential real estate loans acquired in the Bank Merger, for which we did not elect the fair value option.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Credit Quality Indicators
Credit Card
The following table presents the amortized cost basis of our credit card portfolio (excluding accrued interest and before the allowance for credit losses) based on FICO scores, which are obtained at origination of the account and are refreshed monthly thereafter. The pools estimate the likelihood of borrowers with similar FICO scores to pay credit obligations based on aggregate credit performance data.

	December 31,
FICO	2022	2021
≥ 800	$14,421	$10,016
780 – 799	11,327	8,624
760 – 779	12,179	9,976
740 – 759	14,501	13,581
720 – 739	19,343	18,358
700 – 719	26,239	22,579
680 – 699	31,543	21,736
660 – 679	31,958	14,044
640 – 659	25,959	1,969
620 – 639	15,566	707
600 – 619	8,968	—
≤ 599	31,955	—
Total credit card	$243,959	$121,590
Commercial and Consumer Banking
We analyze loans in our commercial and consumer banking portfolio by classification based on their associated credit risk, and perform an analysis on an ongoing basis as new information is obtained. Risk rating classifications are further described below. Loans with a lower expectation of credit losses are classified as Pass, while loans with a higher expectation of credit losses are classified as Substandard.
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$34,550	$5,756	$6,312	$10,244	$6,541	$13,515	$76,918	$199
Watch	4,653	1,684	—	226	1,507	1,399	9,469	—
Special mention	—	—	—	678	1,202	406	2,286	—
Substandard	—	—	—	—	—	672	672	—
Total commercial real estate	$39,203	$7,440	$6,312	$11,148	$9,250	$15,992	$89,345	$199
Commercial and industrial
Pass	$—	$3	$101	$—	$79	$5,258	$5,441	$220
Watch	—	—	—	132	—	263	395	24
Substandard	—	—	—	221	526	810	1,557	—
Total commercial and industrial	$—	$3	$101	$353	$605	$6,331	$7,393	$244
Residential real estate and other consumer
Pass	$—	$—	$—	$—	$—	$2,850	$2,850	$73
Watch	—	—	—	—	—	41	41	2
Total residential real estate and other consumer	$—	$—	$—	$—	$—	$2,891	$2,891	$75
Total commercial and consumer banking	$39,203	$7,443	$6,413	$11,501	$9,855	$25,214	$99,629	$518

Note 5. Allowance for Credit Losses

Our allowance for credit losses represents our current estimate of expected credit losses over the remaining contractual life of certain financial assets including loans measured at amortized cost, including credit cards as well as commercial and consumer banking loans acquired in the Bank Merger, which relate to our Financial Services segment, and accounts receivables primarily related to our Technology Platform segment. Given our methods of collecting funds on servicing receivables, our historical experience of infrequent write offs, and that we have not observed meaningful changes in our counterparties’ abilities to pay, we determined that the future exposure to credit losses on servicing related receivables was immaterial.
In estimating expected credit losses for credit cards, we segment loans based on credit quality indicators and reassess our pools periodically to confirm that all loans within each pool continue to share similar risk characteristics. We establish an allowance within each pool utilizing a proprietary risk model that relies on assumptions such as average annual percentage rate, payment rate, utilization, delinquency status and default probability. The model may then be adjusted for current conditions and reasonable and supportable forecasts of future conditions, including economic conditions. We apply the aforementioned assumptions to the drawn balance of credit cards within each pool to estimate the lifetime expected credit losses within each pool, which are then aggregated to determine the allowance for credit losses.
We further consider an evaluation of overall portfolio credit quality based on indicators such as changes in our credit decisioning process, underwriting and collection management policies; the effects of external factors, such as regulatory requirements; general economic conditions; and inherent uncertainties in applying the methodology. When a credit card balance is charged off, we record a reduction to the allowance and the credit card balance.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in the Company’s allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Balance at January 1, 2021	$219	$—	$562
Provision for credit losses(2)	7,573	—	3,043
Write-offs charged against the allowance(3)	(755)	—	(1,313)
Balance at December 31, 2021	$7,037	$—	$2,292
Provision for credit losses(2)	53,030	1,302	586
Allowance for PCD loans(4)	—	382	—
Write-offs charged against the allowance(3)	(20,957)	(6)	(93)
Balance at December 31, 2022	$39,110	$1,678	$2,785
_____________________
(1)Credit cards and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans held for investment in the consolidated balance sheets. Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the consolidated balance sheets.
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses. There were immaterial recoveries of amounts previously reserved related to credit cards and commercial and consumer banking loans. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2022 and 2021, recoveries of amounts previously reserved related to accounts receivable were $2,912 and $776, respectively.
(3)The increase in credit card write-offs charged against the allowance during the year ended December 31, 2022 relative to 2021 was commensurate with our increased loan portfolio combined with elevated loss rates.
(4)In connection with the Bank Merger, we obtained purchased credit deteriorated (“PCD”) loans, for which we measured an allowance, with a corresponding increase to the amortized cost basis as of the acquisition date. Therefore, recognition of the initial allowance for credit losses did not impact earnings.
Credit card: Accrued interest receivables written off by reversing interest income during the year ended December 31, 2022 were $4,650. Accrued interest receivables written off during the year ended December 31, 2021 were immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in AFS debt securities:

	December 31, 2022
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
U.S. Treasury securities	$121,282	$217	$—	$(3,510)	$117,989
Multinational securities(2)	19,658	109	—	(724)	19,043
Corporate bonds	41,890	257	—	(2,644)	39,503
Agency mortgage-backed securities	8,899	22	—	(991)	7,930
Other asset-backed securities	9,556	5	—	(514)	9,047
Other(3)	2,133	21	—	(228)	1,926
Total investments in AFS debt securities	$203,418	$631	$—	$(8,611)	$195,438

	December 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
U.S. Treasury securities	103,014	73	—	(584)	102,503
Multinational securities(2)	19,911	109	—	(154)	19,866
Corporate bonds	39,894	235	—	(480)	39,649
Agency TBA(4)	7,457	13	4	(8)	7,466
Agency mortgage-backed securities	4,153	14	—	(31)	4,136
Other asset-backed securities	9,610	5	—	(91)	9,524
Commercial paper	9,939	—	—	—	9,939
Other(3)	1,818	13	—	(7)	1,824
Total investments in AFS debt securities	$195,796	$462	$4	$(1,355)	$194,907
_____________________
(1) As of December 31, 2022 and 2021, we determined that our unrealized loss positions related to credit losses were immaterial. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022. There were no securities in a gross unrealized loss position for 12 months or more as of December 31, 2021.

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$27,759	$(1,171)	$90,230	$(2,339)	$117,989	$(3,510)
Multinational securities	—	—	19,043	(724)	19,043	(724)
Corporate bonds	4,480	(313)	35,023	(2,331)	39,503	(2,644)
Agency mortgage-backed securities	6,448	(814)	1,482	(177)	7,930	(991)
Other asset-backed securities	—	—	9,047	(514)	9,047	(514)
Other	745	(200)	1,181	(28)	1,926	(228)
Total investments in AFS debt securities	$39,432	$(2,498)	$156,006	$(6,113)	$195,438	$(8,611)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

December 31, 2022	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$81,705	$39,577	$—	$—	$121,282
Multinational securities	10,916	8,742	—	—	19,658
Corporate bonds	2,763	35,787	3,340	—	41,890
Agency mortgage-backed securities	—	195	842	7,862	8,899
Other asset-backed securities	—	7,600	1,956	—	9,556
Other	1,197	—	—	936	2,133
Total investments in AFS debt securities	$96,581	$91,901	$6,138	$8,798	$203,418
Weighted average yield for investments in AFS debt securities(1)	(1.63)%	(4.72)%	(4.59)%	(12.85)%	(3.60)%
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$79,989	$37,783	$—	$—	$117,772
Multinational securities	10,590	8,344	—	—	18,934
Corporate bonds	2,687	33,486	3,073	—	39,246
Agency mortgage-backed securities	—	182	767	6,959	7,908
Other asset-backed securities	—	7,179	1,863	—	9,042
Other	1,168	—	—	737	1,905
Total investments in AFS debt securities	$94,434	$86,974	$5,703	$7,696	$194,807
_____________________
(1) The weighted average yield represents the effective yield for the investment securities and is computed based on the amortized cost of each security as of December 31, 2022.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $631 and $462 as of December 31, 2022 and 2021, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Gross realized gains and losses on our investments in AFS debt securities were immaterial during the years ended December 31, 2022 and 2021, and there were no transfers between classifications of our investments in AFS debt securities. See Note 13 for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.
Securitization Investments
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the consolidated balance sheets:

	December 31,
	2022	2021
Personal loans	$20,172	$62,925
Student loans	181,159	311,763
Securitization investments	$201,331	$374,688

Note 7. Securitization and Variable Interest Entities

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
As of December 31, 2022 and 2021, we had 6 and 13 consolidated VIEs, respectively, on our consolidated balance sheets. During the year ended December 31, 2022, we exercised securitization clean up calls related to 9 consolidated VIEs, and established 2 consolidated VIEs. The assets of consolidated VIEs that were included in our consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of December 31, 2022 and 2021. Intercompany balances are eliminated upon consolidation.
Nonconsolidated VIEs
We have created and designed personal loan and student loan trusts to transfer associated credit and interest rate risk associated with the loans through the issuance of collateralized notes and residual certificates. We have a variable interest in the nonconsolidated loan trusts, as we own collateralized notes and residual certificates in the loan trusts that absorb variability. We also have continuing, non-controlling involvement with the trusts as the servicer. As servicer, we have the power to perform the activities which most impact the economic performance of the VIE, but since we hold an insignificant financial interest in the trusts, we are not the primary beneficiary. This financial interest represents the equity ownership interest in the loan trusts, wherein there is an obligation to absorb losses and the right to receive benefits from residual certificate ownership. The maximum exposure to loss as a result of our involvement with the nonconsolidated VIEs is limited to our investment. We did not provide financial support to any nonconsolidated VIEs beyond our initial equity investment. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in nonconsolidated VIEs.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of December 31, 2022 and 2021, we had investments in 23 and 33 nonconsolidated VIEs, respectively. During the year ended December 31, 2022, we exercised securitization clean up calls on 9 nonconsolidated VIEs and collapsed the associated trusts, as well as consolidated 1 previously nonconsolidated VIE.

Note 8. Goodwill and Intangible Assets

Goodwill
A rollforward of our goodwill balance is presented below:

	Year Ended December 31,
	2022	2021
Beginning balance	$898,527	$899,270
Less: accumulated impairment	—	—
Beginning balance, net	898,527	899,270
Additional goodwill recognized(1)	724,464	—
Other adjustments(2)	—	(743)
Ending balance(3)	$1,622,991	$898,527
_____________________
(1) For the year ended December 31, 2022, includes $713,217 related to the Technisys Merger (inclusive of measurement period adjustments and an adjustment related to the finalization of the closing net working capital calculation) and $11,247 related to the Bank Merger.
(2) For the year ended December 31, 2021, includes an adjustment related to the finalization of the closing net working capital calculation in April 2021 for the acquisition of Galileo, which closed in 2020.
(3) As of December 31, 2022 and 2021, we had goodwill attributable to the following reportable segments: $1,585,832 and $872,615, respectively, to Technology Platform and $37,159 and $25,912, respectively, to Financial Services.
There were no goodwill impairment charges during the years ended December 31, 2022, 2021 and 2020.
Intangible Assets
The following is a summary of the carrying amount and estimated useful lives of our intangible assets by class:

	Weighted Average Useful Life (Years)	Gross Balance	Accumulated Amortization	Net Book Value
December 31, 2022
Developed technology(1)	8.7	$444,438	$(97,202)	$347,236
Customer-related(1)	3.9	167,350	(99,264)	68,086
Trade names, trademarks and domain names(1)	8.7	20,060	(4,028)	16,032
Core banking infrastructure(2)	n/a	17,100	(17,100)	—
Capitalized software development costs(3)	4.0	10,532	(737)	9,795
Core deposits(1)	7.3	1,000	(126)	874
Broker-dealer license and trading rights	5.7	250	(118)	132
Total		$660,730	$(218,575)	$442,155
December 31, 2021
Developed technology	8.5	$257,438	$(49,401)	$208,037
Customer-related	3.6	125,350	(57,083)	68,267
Core banking infrastructure	n/a	17,100	(17,100)	—
Trade names, trademarks and domain names	8.6	10,000	(1,901)	8,099
Broker-dealer license and trading rights	5.7	250	(74)	176
Total		$410,138	$(125,559)	$284,579

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
_____________________
(1) During the year ended December 31, 2022, the Company acquired $187,000 in developed technology, $42,000 in customer-related intangible assets and $10,000 in trade names, trademarks and domain names related to the acquisition of Technisys. Additionally, the Company acquired $1,000 of deposits related to the acquisition of Golden Pacific Bank.
(2) Although the core banking infrastructure intangible asset was fully amortized as of December 31, 2022, it remains in use by the Company.
(3) Includes capitalized costs related to software products to be sold, leased or marketed within our technology products and solutions arrangements. During the year ended December 31, 2022, total amortization expense related to capitalized software was $737, and capitalized share-based compensation related to capitalized software development costs was immaterial.
For the years ended December 31, 2022, 2021 and 2020, amortization expense associated with intangible assets was $93,016, $70,507 and $49,735, respectively. There were no abandonments or impairments during any of the years presented.
Estimated future amortization expense associated with intangible assets as of December 31, 2022 is as follows:

2023	$98,566
2024	65,245
2025	65,245
2026	63,680
2027	53,107
Thereafter	96,312
Total	$442,155

Note 9. Property, Equipment, Software and Leases

Property, Equipment and Software
The table below presents our major classes of depreciable and amortizable assets by function:

	Gross Balance	Accumulated Depreciation/Amortization	Carrying Value
December 31, 2022
Software(1)	$172,101	$(54,516)	$117,585
Leasehold improvements	40,257	(17,145)	23,112
Computer hardware	21,265	(13,736)	7,529
Furniture and fixtures	18,808	(10,122)	8,686
Finance lease ROU assets(2)	15,100	(5,033)	10,067
Building and land	3,192	(67)	3,125
Total	$270,723	$(100,619)	$170,104
December 31, 2021
Software(1)	$75,632	$(22,996)	$52,636
Leasehold improvements	39,726	(12,233)	27,493
Furniture and fixtures	18,326	(7,748)	10,578
Computer hardware	16,864	(8,583)	8,281
Finance lease ROU assets(2)	15,100	(2,876)	12,224
Construction in progress	661	—	661
Total	$166,309	$(54,436)	$111,873
_____________________
(1)Software primarily includes internally-developed software related to significant developments and enhancements for our products. During the years ended December 31, 2022 and 2021, we capitalized $22,577 and $7,776, respectively, of share-based compensation related to internally-developed software, and recognized associated amortization expense of $6,223 and $792, respectively.
(2)Finance lease ROU assets include our rights to certain physical signage within SoFi Stadium. See below for additional information on our leases.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
For the years ended December 31, 2022, 2021 and 2020, total depreciation and amortization expense associated with property, equipment and software, inclusive of the amortization of capitalized share-based compensation, was $59,081, $31,061 and $20,097, respectively.
For the years ended December 31, 2022, 2021 and 2020, we recognized no property, equipment and software abandonment and there were no impairments recognized. We had immaterial losses on disposals during the years ended December 31, 2022 and 2021.
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2023 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Our finance leases expire in 2040.
Our operating and finance leases include leases from our September 2019 agreements associated with being the named sponsor of the LA Stadium and Entertainment District at Hollywood Park in Inglewood, California (“SoFi Stadium”), which includes the stadium itself, a performance venue and a future shopping district. Operating leases that commenced in September 2020 included our rights to use two multi-purpose stadium suites, for which we elected the practical expedient to not bifurcate the lease component from the non-lease components, and our rights to certain event space within the stadium and performance venue on a rent-free basis, for which we applied the short-term lease exemption practical expedient. Finance leases that commenced in September 2020 included our rights to certain physical signage within the stadium. The agreement associated with the shopping district is currently expected to commence during 2023. We bifurcated lease components from non-lease components of certain of the arrangements, the latter of which represent sponsorship and advertising opportunities rather than the rights to physical assets that we control. We recognize the non-lease components within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss).
The components of lease expense and supplemental cash flow and non-cash information related to our leases were as follows.

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$20,805	$20,188	$17,371
Finance lease cost – amortization of ROU assets	2,157	2,157	719
Finance lease cost – interest expense on lease liabilities	469	485	167
Short-term lease cost	2,031	1,335	463
Variable lease cost(1)	3,483	3,979	2,382
Sublease income(2)	—	(717)	(820)
Total lease cost	$28,945	$27,427	$20,282
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$21,682	$19,811	$17,444
Operating cash outflows from finance leases	469	488	85
Financing cash outflows from finance leases	488	516	489
Supplemental non-cash information
Non-cash operating lease ROU assets obtained in exchange for lease liabilities(3)	$(3,885)	$12,734	$26,496
Non-cash finance lease ROU assets obtained in exchange for new finance lease liabilities	—	—	15,100

SoFi Technologies, Inc.

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
(2)We entered into a sublease arrangement through which we earned sublease income, which offset our lease cost related to the underlying premises. During the year ended December 31, 2020, we offered the sublessee a partial rent abatement as a result of the COVID-19 pandemic. The sublease arrangement terminated in August 2021.
(3)For the years ended December 31, 2022 and 2020, includes $764 and $5,640, respectively, of operating lease ROU assets obtained through acquisitions. Also includes impacts from lease modifications.
Supplemental balance sheet information related to our leases was as follows:

	December 31,
	2022	2021
Operating Leases
ROU assets	$97,135	$115,191
Operating lease liabilities	$117,758	$138,794
Weighted average remaining lease term (in years)	7.5	8.6
Weighted average discount rate	5.2%	4.5%
Finance Leases
ROU assets(1)	$10,067	$12,224
Finance lease liabilities(2)	$13,683	$14,174
Weighted average remaining lease term (in years)	17.3	18.3
Weighted average discount rate	3.4%	3.4%
_____________________
(1)Finance lease ROU assets are presented within property, equipment and software in the consolidated balance sheets.
(2)Finance lease liabilities are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.
As of December 31, 2022, future maturities of lease liabilities and a reconciliation of the total undiscounted cash flows to the lease liabilities in the consolidated balance sheets were as follows:

	Operating Leases	Finance Leases
2023	$25,120	$964
2024	22,194	968
2025	20,705	1,038
2026	19,462	1,060
2027	14,921	1,061
Thereafter	44,918	12,992
Total	147,320	18,083
Less: imputed interest	(29,562)	(4,400)
Lease liabilities	$117,758	$13,683

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 10. Other Assets and Other Liabilities

The following table presents the components of other assets:

	December 31,
	2022	2021
Accounts receivable, net(1)	$127,050	$85,523
Digital assets safeguarding asset(2)	106,826	—
Prepaid expenses	73,429	57,903
Derivative financial instruments(3)	34,610	15,337
Restricted investments(4)	28,651	—
Investments in equity securities(5)	22,825	6,054
Other	23,943	6,425
Other assets	$417,334	$171,242
_____________________
(1) Includes accounts receivable, net of allowance for credit losses, associated with revenue from contracts with customers, deposit-related receivables and other receivables. See Note 5 for information on the allowance for credit losses on accounts receivable.
(2) See Note 1 and Note 15 for additional information on the digital assets safeguarding asset.
(3) See Note 14 for additional information on derivative financial instruments.
(4) Subsequent to operating SoFi Bank, we have investments in Federal Reserve Bank (“FRB”) stock and Federal Home Loan Bank (“FHLB”) stock, which are restricted investment securities that are not marketable. These investments are carried at cost and assessed for impairment.
(5) As of December 31, 2022, primarily included an investment that was entered into in 2021 and recorded as an equity method investment until January 2022 in conjunction with relinquishing our seat on the investee’s board of directors. Our equity method investment income for the year ended December 31, 2022 was immaterial and we did not receive any distributions.
The following table presents the components of accounts payable, accruals and other liabilities:

	December 31,
	2022	2021
Accrued expenses(1)	$145,971	$94,199
Accounts payable	126,875	156,757
Digital assets safeguarding liability(2)	106,826	—
Deferred tax liabilities, net(3)	56,482	1,787
Accrued interest	17,700	1,306
Finance lease liability(4)	13,683	14,174
Deferred revenue(5)	10,028	2,553
Derivative financial instruments(6)	9,251	864
Other	29,399	26,524
Accounts payable, accruals and other liabilities	$516,215	$298,164
_____________________
(1) Includes accrued compensation and compensation-related expenses, accrued taxes and other accrued expenses.
(2) See Note 1 and Note 15 for additional information on the digital assets safeguarding liability.
(3) See Note 17 for additional information on income taxes.
(4) See Note 9 for additional information on finance leases.
(5) See Note 3 for additional information on deferred revenue.
(6) See Note 14 for additional information on derivative financial instruments.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 11. Deposits

We commenced offering deposit accounts (referred to as “SoFi Checking and Savings” accounts) to our members through SoFi Bank in the first quarter of 2022. Our interest-bearing deposits primarily consist of demand deposits, savings deposits and, to a lesser extent, time deposits. We also have noninterest-bearing deposits associated with legacy Golden Pacific accounts.
The following table presents a detail of interest-bearing deposits:

December 31, 2022
Savings deposits	$4,383,953
Demand deposits(1)	1,912,452
Time deposits(1)(2)	969,387
Total interest-bearing deposits	$7,265,792
_____________________
(1) Includes brokered deposits of $1,026,400, of which $940,000 are time deposits and $86,400 are demand deposits.
(2) The amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $20,842.
As of December 31, 2022, future maturities of our total time deposits were as follows:

2023	$966,556
2024	2,455
2025	88
2026	288
Total	$969,387

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Debt

The following table summarizes the components of our debt:

	December 31, 2022						December 31, 2021
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Termination/ Maturity(4)	Total Capacity	Total Outstanding(5)	Total Outstanding
Debt Facilities
Student loan warehouse facilities	$2,530,021	4.85% – 6.40%	5.70%	April 2023 – May 2025	$4,300,000	$1,504,926	$1,074,915
Personal loan warehouse facilities	1,679,414	4.60% – 6.41%	5.82%	January 2023 – January 2032	3,800,000	1,452,085	228,145
Credit card warehouse facility	—	5.94%	—%	December 2023	100,000	—	11,810
Risk retention warehouse facilities(6)	125,184	5.80% – 6.77%	6.55%	January 2024 – October 2027	200,000	101,964	325,648
Revolving credit facility(7)		5.39%	5.47%	September 2023	560,000	486,000	486,000

Other Debt
Convertible senior notes		—%	0.42%	October 2026		1,200,000	1,200,000
Other financing(8)	22,899				22,157	—	—

Securitizations
Personal loan securitizations	660,998	0.49% – 6.21%	5.80%	September 2030 – April 2031		529,132	163,370
Student loan securitizations	276,170	2.74% – 8.82%	7.09%	January 2039 – July 2040		246,856	503,470

Total, before unamortized debt issuance costs, premiums and discounts						$5,520,963	$3,993,358
Less: unamortized debt issuance costs, premiums and discounts						(35,081)	(45,375)
Total debt						$5,485,882	$3,947,983
_____________________
(1)As of December 31, 2022, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of December 31, 2022. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of December 31, 2022 included one-month LIBOR, three-month LIBOR, overnight SOFR, one-month SOFR, three-month SOFR, prime rate and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 65 basis points (“bps”) on our various warehouse facilities are recognized within noninterest expense—general and administrative in our consolidated statements of operations and comprehensive income (loss).
(3)Weighted average effective interest rates are calculated based on the interest rates in effect as of December 31, 2022 and include the amortization of debt issuance costs.
(4)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(5)There were no debt discounts or premiums issued during the year ended December 31, 2022.
(6)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(7)As of December 31, 2022, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 18 for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on prime rate.
(8)Includes $22.9 million of loans pledged as collateral to secure $14.6 million of available borrowing capacity with the FHLB, of which $11.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 18 for more details. Also includes unsecured available borrowing capacity of $7.6 million with correspondent banks.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The total accrued interest payable on borrowings of $13,538 and $1,158 as of December 31, 2022 and 2021, respectively, was presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.
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
The net proceeds from the offering were $1.176 billion, after deducting the 2% initial purchasers’ discount of $24 million, and before the cost of the Capped Call Transactions, as described below, and offering expenses payable by the Company. The debt issuance costs of $1.7 million included third-party legal and accounting fees. The original issue discount and debt issuance costs are amortized into interest expense—corporate borrowings in the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the Convertible Notes. For the years ended December 31, 2022 and 2021, total interest expense on the Convertible Notes was $5.1 million and $1.2 million, respectively, related to amortization of debt discount and issuance costs. As of December 31, 2022 and 2021, unamortized debt discount and issuance costs were $19.4 million and $24.5 million, respectively.
We used a portion of the net proceeds to fund the cost of entering into the Capped Call Transactions, as described in Note 13. The remainder of the net proceeds from the offering were used to pay related expenses and were allocated for general corporate purposes.
Conversion
The Convertible Notes are convertible by the noteholders prior to the close of business on the business day immediately preceding April 15, 2026 if certain conditions related to the Company’s share price are met, there are certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption, each as set forth in the indenture. On and after April 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Convertible Notes are freely convertible by the noteholders. The conversion rate is 44.6150 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $22.41 per share of our common stock. As of December 31, 2022, the Convertible Notes are potentially convertible into 53,538,000 shares of common stock.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Material Changes to Debt Arrangements
During the year ended December 31, 2022, we opened four personal loan warehouse facilities with an aggregate maximum available capacity of $1.5 billion, closed our only home loan warehouse facility that had a maximum available capacity of $1.0 million, and closed one risk retention warehouse facility that had a maximum available capacity of $192.1 million.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of December 31, 2022, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and Convertible Notes, were as follows:

December 31, 2022
2023	$486,000
2024	—
2025	—
2026	1,200,000
2027	—
Thereafter	—
Total	$1,686,000

Note 13. Equity

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
As of December 31, 2022, there were 3,234,000 shares of SoFi Technologies Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Recent Issuances and Redemptions
In conjunction with the Business Combination, we redeemed and canceled 15,000,000 shares of redeemable SoFi Technologies common stock for a purchase price of $150.0 million.
Series 1 Preference and Rights
On January 7, 2021, the Company and (i) entities affiliated with Silver Lake, which is affiliated with Michael Bingle, one of the directors of SoFi, (ii) entities affiliated with the Qatar Investment Authority (“QIA”), which is affiliated with Ahmed Al-Hammadi, one of the directors of SoFi, and (iii) Mr. Noto, the Chief Executive Officer and one of the directors of SoFi, entered into the Amended and Restated Series 1 Preferred Stock Investors’ Agreement (the “Amended Series 1 Agreement”), which amended the Series 1 Preferred Stock Investors’ Agreement dated May 29, 2019 (the “Original Series 1 Agreement”). In conjunction with the Business Combination, the Amended Series 1 Agreement amended the special payment provision under the original agreement to provide for a one-time special payment of $21.2 million to the holders of Series 1 Redeemable Preferred Stock, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and did not have a subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
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
During the years ended December 31, 2022, 2021 and 2020, the Series 1 preferred stockholders were entitled to dividends of $40,425, $40,426 and $40,536, respectively. There were no dividends payable as of December 31, 2022 and 2021.
Dividends are payable semiannually in arrears on the 30th day of June and 31st day of December of each year, when and as authorized by the Board of Directors. The Company may defer any scheduled dividend payment for up to three semiannual dividend periods, subject to such deferred dividend accumulating and compounding at the applicable Series 1 Dividend Rate. If the Company defers any single scheduled dividend payment on the Series 1 Redeemable Preferred Stock for four or more semiannual dividend periods, the Series 1 Dividend Rate applicable to: (i) the compounding following the date of such default on all then-deferred dividend payments (whether or not deferred for four or more semiannual dividend periods) is applied on a go-forward basis and not retroactively, and (ii) new dividends declared following the date of such default and the compounding on such dividends if such new dividends are deferred shall be equal to the otherwise applicable Series 1 Dividend Rate plus 400 basis points. This default-related increase shall continue to apply until the Company pays all deferred dividends and related compounding. Once the Company is current on all such dividends, it may again commence deferral of any pre-scheduled dividend payment for up to three semiannual dividend periods, following the same procedure as outlined in the foregoing.

SoFi Technologies, Inc.

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
Settlement Rights
Pursuant to the SoFi Technologies Certificate of Incorporation, the Series 1 Redeemable Preferred Stock is redeemable at SoFi’s option in certain circumstances. SoFi may, at any time but no more than three times, at its option, settle the Series 1 Redeemable Preferred Stock, in whole or in part, but if in part, in an amount no less than: (i) one-third of the total amount of Series 1 Redeemable Preferred Stock outstanding as of May 28, 2021 or (ii) the remainder of Series 1 Redeemable Preferred Stock outstanding (the “Minimum Redemption Amount”). In addition, SoFi may, at its option, settle for cash the Series 1 Redeemable Preferred Stock in whole, but not in part, within 120 days of the occurrence of a Change of Control (as that term is defined in the SoFi Technologies Certificate of Incorporation), which would result in a payment of the initial purchase price of the Series 1 preferred stock of $323.4 million plus any unpaid dividends on such stock (whether deferred or otherwise) (the “Series 1 Redemption Price”). Such settlement is determined at the discretion of the Board of Directors. If any such optional redemption by the Company occurs either: (i) prior to the fifth anniversary of the Series 1 Original Issue Date or (ii) after the fifth anniversary of the Series 1 Original Issue Date and not on a Dividend Reset Date, the Series 1 Redeemable Preferred Stock is entitled to receive an amount in cash equal to any such dividends that would have otherwise been payable to the holder on its redeemed shares of Series 1 Redeemable Preferred Stock for all dividend periods following the applicable optional redemption date up to and including the Dividend Reset Date immediately following such optional redemption date.
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
Warrants
In connection with the Series 1 and Series H preferred stock issuances during the year ended December 31, 2019, we also issued 12,170,990 Series H warrants, which were initially accounted for as liabilities, and were included within accounts

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
payable, accruals and other liabilities in the consolidated balance sheets. The Series H preferred stock was converted into shares of SoFi Technologies common stock in conjunction with the Business Combination.
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
The key inputs into our Black-Scholes Model valuation as of May 28, 2021, the final measurement date, were as follows:

Input	May 28, 2021
Risk-free interest rate	0.3%
Expected term (years)	2.9
Expected volatility	33.9%
Dividend yield	—%
Exercise price	$8.86
Fair value of Series H preferred stock	$21.89
The Company’s use of the Black-Scholes Model required the use of subjective assumptions:
•Risk-free interest rate — Based on the five-year U.S. Treasury rate, which was commensurate with the expected term of the warrants. At inception, we assumed that the term would be five years, given by design the warrants were only expected to extend for greater than five years if the Company was still not publicly traded by that point in time. The expected term assumption used reflects the five-year term less time elapsed since initial measurement. An increase in the expected term, in isolation, would typically correlate to a higher risk-free interest rate and result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•Expected volatility — Reflected the expectation that the Series H warrants would convert into common stock upon consummation of the Business Combination, and the Series H preference would be of no further effect, in which case the Series H preference would not have a material impact on the stock volatility measure. As such, the expected volatility assumptions reflect our common stock volatilities as of May 28, 2021. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•Fair value of Series H preferred stock — Determined as of May 28, 2021, which was informed from a common stock transaction during December 2020 at a price of $10.57 per common share. We determined that this common stock transaction was a reasonable proxy for the valuation of the Series H preferred stock as of May 28, 2021 due to the proximity to an expected Business Combination; therefore, other than adjusting for the Series H exchange ratio, no further adjustments were made for the Series H concluded price per share. As of May 28, 2021, the fair value measurement of the Series H redeemable preferred stock was determined based on the observable closing price of SCH stock (ticker symbol “IPOE”) on the measurement date multiplied by the weighted average exchange ratio of the Series H preferred stock.
•Dividend yield — We assumed no dividend yield because we have historically not paid out dividends to our preferred stockholders, other than to the Series 1 preferred stockholders, which is considered a special circumstance.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the changes in the fair value of the Series H warrant liabilities during the year ended December 31, 2021, prior to the Closing of the Business Combination.

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
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of December 31, 2022, the Company had 933,896,120 shares of common stock and no shares of non-voting common stock issued and outstanding.
The Company reserved the following common stock for future issuance:

	December 31,
	2022	2021
Outstanding stock options, RSUs and PSUs	107,851,565	92,829,067
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of Convertible Notes(1)	53,538,000	53,538,000
Possible future issuance under stock plans	26,434,957	32,470,481
Total common stock reserved for future issuance	199,995,512	191,008,538
_____________________
(1)Represents the number of common stock issuable upon conversion of all Convertible Notes at the conversion rate in effect at the balance sheet date.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies, as discussed further in Note 21. There were no dividends declared or paid to common stockholders during the years ended December 31, 2022, 2021 and 2020.
Voting Rights
Each holder of common stock has the right to one vote per share of common stock and is entitled to notice of any stockholder meeting. Non-voting common stock does not have any voting rights or other powers.
Capped Call Transactions
During 2021, we entered into privately negotiated Capped Call Transactions for a total cost of $113.8 million. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions allow the Company to purchase shares of our common stock at a strike price equal to the initial conversion price

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
of approximately $22.41 per share, and are subject to a cap of $32.02 per share, subject to certain adjustments under the terms of the Capped Call Transactions. Capped Call Transactions are subject to automatic exercise if they are in-the-money as of certain expiration dates during September and October 2026. Settlement is subject to acceleration pursuant to the occurrence of certain corporate events, as well as postponement no later than January 12, 2027.
See Note 1 for our accounting policy as it relates to the Capped Call Transactions.
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive loss:

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2020	$—	$(21)	$(21)
Other comprehensive loss before reclassifications(1)	—	(145)	(145)
Net current-period other comprehensive loss(2)	—	(145)	(145)
Balance at December 31, 2020	$—	$(166)	$(166)
Other comprehensive loss before reclassifications(1)	(1,459)	46	(1,413)
Amounts reclassified from AOCI into earnings	108	—	108
Net current-period other comprehensive loss(2)	(1,351)	46	(1,305)
Balance at December 31, 2021	$(1,351)	$(120)	$(1,471)
Other comprehensive income (loss) before reclassifications(1)	(7,545)	435	(7,110)
Amounts reclassified from AOCI into earnings	285	—	285
Net current-period other comprehensive income (loss)(2)	(7,260)	435	(6,825)
Balance at December 31, 2022	$(8,611)	$315	$(8,296)
_____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the years ended December 31, 2022 and 2021.
(2)There were no material tax impacts during any of the years presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 14. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Year Ended December 31,
	2022	2021	2020
Derivative contracts to manage future loan sale execution risk(1)(2)	$354,834	$49,090	$(54,829)
Derivative contracts to manage securitization investment interest rate risk(3)	15,064	—	—
Purchase price earn-out(1)(4)	1,094	9,312	—
IRLCs(1)	(3,543)	(11,861)	14,530
Interest rate caps(1)	(8,583)	(193)	—
Third party warrants(5)	(21)	573	—
Special payment(6)	—	(21,181)	—
Derivative contracts to manage market risk associated with non-securitization investments(7)	—	—	996
Total	$358,845	$25,740	$(39,303)
_____________________
(1) Recorded within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss).
(2) The loss recognized during the year ended December 31, 2020 was inclusive of a $22,269 gain on credit default swaps that were opened and settled during the year.
(3) Recorded within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss).
(4) In conjunction with a loan sale agreement, we are entitled to receive payments from the buyer of the loans underlying the agreement if the internal rate of return (as defined in the loan sale agreement) on such loans exceeds a specified hurdle, subject to a dollar cap.
(5) Includes amounts recorded within noninterest income—other, noninterest expense—cost of operations and noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss), the latter of which represents the amortization of a deferred liability recognized at the initial fair value of the third party warrants acquired, as we are also a customer of the third party.
(6) In conjunction with the Business Combination, we made a one-time special payment to the holders of Series 1 Redeemable Preferred Stock, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss), as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will not have a subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
(7) Recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	December 31, 2022		December 31, 2021
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$23,128	$—	$5,444	$—
Interest rate caps	—	(9,251)	—	(668)
Home loan pipeline hedges	1,484	(80)	117	(313)
Total, gross	$24,612	$(9,331)	$5,561	$(981)
Derivative netting	(80)	80	(117)	117
Total, net(1)	$24,532	$(9,251)	$5,444	$(864)
_____________________
(1) We did not have a cash collateral requirement related to these instruments as of December 31, 2022. As of December 31, 2021, we had an immaterial cash collateral requirement.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amount of derivative contracts outstanding:

	December 31,
	2022	2021
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$5,638,177	$4,210,000
Interest rate caps	405,000	405,000
Home loan pipeline hedges	126,000	421,000
Interest rate caps(1)	405,000	405,000
Interest rate swaps(2)	171,823	—
IRLCs(3)	82,335	357,529
Total	$6,828,335	$5,798,529
_____________________
(1) We sold an interest rate cap that was subject to master netting to offset an interest rate cap purchase made in conjunction with a contract to manage future loan sale execution risk.
(2) Represents interest rate swaps utilized to manage interest rate risk associated with certain of our securitization investments.
(3) Amounts correspond with home loan funding commitments subject to IRLC agreements.
While the notional amounts of derivative instruments give an indication of the volume of our derivative activity, they do not necessarily represent amounts exchanged by parties and are not a direct measure of our financial exposure. See Note 1 and 15 for additional information on our derivative assets and liabilities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 15. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	December 31, 2022				December 31, 2021
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$137,032	$58,406	$—	$195,438	$129,835	$65,072	$—	$194,907
Asset-backed bonds(2)(3)	—	155,093	—	155,093	—	253,669	—	253,669
Residual investments(2)(3)	—	—	46,238	46,238	—	—	121,019	121,019
Loans at fair value	—	—	13,557,074	13,557,074	—	—	5,952,972	5,952,972
Servicing rights	—	—	149,854	149,854	—	—	168,259	168,259
Non-securitization investments – ETFs(4)	—	—	—	—	1,486	—	—	1,486
Third party warrants(4)(5)	—	—	630	630	—	—	1,369	1,369
Derivative assets(4)(6)(7)	—	24,612	—	24,612	—	5,444	—	5,444
Purchase price earn-out(4)(8)	—	—	54	54	—	—	4,272	4,272
IRLCs(4)(9)	—	—	216	216	—	—	3,759	3,759
Student loan commitments(4)(9)	—	—	—	—	—	—	2,220	2,220
Interest rate caps(4)(7)	—	9,178	—	9,178	—	493	—	493
Digital assets safeguarding asset(4)(10)	—	106,826	—	106,826	—	—	—	—
Total assets	$137,032	$354,115	$13,754,066	$14,245,213	$131,321	$324,678	$6,253,870	$6,709,869
Liabilities
Debt(11)	$—	$89,142	$—	$89,142	$—	$—	$—	$—
Residual interests classified as debt	—	—	17,048	17,048	—	—	93,682	93,682
Derivative liabilities(4)(6)(7)	—	9,331	—	9,331	196	668	—	864
Student loan commitments(4)(9)	—	—	236	236	—	—	—	—
Digital assets safeguarding liability(4)(10)	—	106,826	—	106,826	—	—	—	—
Total liabilities	$—	$205,299	$17,284	$222,583	$196	$668	$93,682	$94,546
_____________________
(1)The investments in AFS debt securities that were classified as Level 2 rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. See Note 6 for additional information.
(2)These assets are presented within investment securities in the consolidated balance sheets.
(3)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. See Note 6 for additional information. We classify asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The key inputs used to value the asset-backed bonds include the discount rate and conditional prepayment rate. The fair value of our asset-backed bonds was not materially impacted by default assumptions on the underlying securitization loans, as the subordinate residual interests are expected to absorb all estimated losses based on our default assumptions for the period. We classify the residual investments as Level 3 due to the reliance on significant unobservable valuation inputs.
(4)These assets and liabilities are presented within other assets and accounts payable, accruals and other liabilities, respectively, in the consolidated balance sheets.
(5)The key unobservable assumption used in the fair value measurement of the third party warrants was the price of the stock underlying the warrants. The fair value was measured as the difference between the stock price and the strike price of the warrants. As the strike price was insignificant, we concluded that the impact of time value on the fair value measure was immaterial.
(6)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. These instruments are presented on a gross basis herein. See Note 1 and Note 14 for additional information.
(7)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of December 31, 2022, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. As of December 31, 2021, interest rate swaps were valued using the three-month LIBOR swap yield curve. These were determined to be observable inputs from active markets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(8)The purchase price earn-out provision is classified as Level 3 because of our reliance on unobservable inputs related to the underlying loan portfolio performance, such as conditional prepayment rates, annual default rates and discount rates.
(9)IRLCs and student loan commitments are classified as Level 3 because of our reliance on assumed loan funding probabilities. The assumed probabilities are based on our internal historical experience with home loans and student loans similar to those in the funding pipelines on the measurement date.
(10)The digital assets safeguarding liability and corresponding safeguarding asset are classified as Level 2, because they do not trade in active markets, and are valued using quoted prices on an active exchange that has been identified as the principal market for the underlying digital assets that are being held by our third-party custodians for the benefit of our members.
(11)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of December 31, 2022, the unpaid principal related to debt measured at fair value was $98,868. For the year ended December 31, 2022, losses from changes in fair value were $586. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market, were immaterial.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the years presented.

	Fair Value at						Fair Value at
	January 1, 2022	Impact on Earnings	Purchases	Sales	Issuances	Settlements	December 31, 2022
Assets
Personal loans	$2,289,426	$103,746	$1,677,682	$(2,911,491)	$9,773,705	$(2,322,634)	$8,610,434
Student loans	3,450,837	(24,166)	817,864	(877,920)	2,245,499	(734,937)	4,877,177
Home loans	212,709	(10,840)	2,901	(1,094,981)	966,177	(6,503)	69,463
Loans at fair value(1)	5,952,972	68,740	2,498,447	(4,884,392)	12,985,381	(3,064,074)	13,557,074
Servicing rights	168,259	39,651	3,712	(22,020)	45,126	(84,874)	149,854
Residual investments(2)	121,019	2,240	—	(36,732)	—	(40,289)	46,238
Purchase price earn out	4,272	1,094	—	—	—	(5,312)	54
IRLCs(3)	3,759	(2,630)	—	—	—	(913)	216
Third party warrants	1,369	(739)	—	—	—	—	630
Total assets	$6,251,650	$108,356	$2,502,159	$(4,943,144)	$13,030,507	$(3,195,462)	$13,754,066
Liabilities
Residual interests classified as debt(2)	$(93,682)	$(6,608)	$—	$—	$—	$83,242	$(17,048)
Student loan commitments(3)	2,220	(1,876)	—	—	—	(580)	(236)
Total liabilities	$(91,462)	$(8,484)	$—	$—	$—	$82,662	$(17,284)
Net impact on earnings		$99,872

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at						Fair Value at
	January 1, 2021	Impact on Earnings	Purchases	Sales	Issuances	Settlements	December 31, 2021
Assets
Personal loans	$1,812,920	$29,022	$405,051	$(4,290,424)	$5,386,934	$(1,054,077)	$2,289,426
Student loans	2,866,459	(6,231)	44,850	(2,854,778)	4,293,526	(892,989)	3,450,837
Home loans	179,689	(5,124)	1,144	(2,935,038)	2,978,222	(6,184)	212,709
Loans at fair value(1)	4,859,068	17,667	451,045	(10,080,240)	12,658,682	(1,953,250)	5,952,972
Servicing rights	149,597	(2,651)	370	(1,052)	111,582	(89,587)	168,259
Residual investments(2)	139,524	10,603	—	(4,291)	49,317	(74,134)	121,019
IRLCs(3)	15,620	23,211	—	—	—	(35,072)	3,759
Purchase price earn out	—	2,147	—	—	7,165	(5,040)	4,272
Student loan commitments(3)	—	6,410	—	—	—	(4,190)	2,220
Third party warrants	—	573	—	—	796	—	1,369
Total assets	$5,163,809	$57,960	$451,415	$(10,085,583)	$12,827,542	$(2,161,273)	$6,253,870
Liabilities
Residual interests classified as debt(2)	$(118,298)	$(22,802)	$—	$—	$(2,170)	$49,588	$(93,682)
Total liabilities	$(118,298)	$(22,802)	$—	$—	$(2,170)	$49,588	$(93,682)
Net impact on earnings		$35,158
_____________________
(1)For loans at fair value, issuances represent the principal balance of loans originated during the year. Purchases reflect unpaid principal balance and relate to previously transferred loans or additions of loans to consolidated securitizations. Purchase activity during the years ended December 31, 2022 and 2021 included securitization clean-up calls of $518,659 and $425,302, respectively. Additionally, during the years ended December 31, 2022 and 2021, we elected to purchase $1,843,575 and $17,596, respectively, of previously sold loans from certain investors. We were not required to buy back these loans. The remaining purchases during the years presented related to standard representations and warranties pursuant to our various loan sale agreements. Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the year and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are impacted by valuation assumption changes, as well as sales price execution and amount of time the loans are held prior to sale. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $(49,453), $4,143 and $13,896 during the years ended December 31, 2022, 2021 and 2020, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
(2)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the years presented. For residual investments and residual interests classified as debt, we record changes in fair value within noninterest income—securitizations in the consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(3)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. For the year-to-date periods, amounts represent the summation of the per-quarter effects. Changes in fair value are recorded within noninterest income—loan origination and sales in the consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Level 3 Significant Inputs
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	December 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	17.3% – 25.5%	19.1%	18.4% – 37.7%	20.5%
Annual default rate	3.8% – 37.7%	4.4%	4.2% – 30.0%	4.4%
Discount rate	5.4% – 8.3%	6.1%	3.9% – 7.0%	4.0%
Student loans
Conditional prepayment rate	16.3% – 21.8%	20.4%	16.5% – 26.3%	19.2%
Annual default rate	0.2% – 4.5%	0.5%	0.2% – 4.2%	0.4%
Discount rate	3.6% – 8.7%	4.0%	1.9% – 7.1%	2.9%
Home loans
Conditional prepayment rate	2.0% – 10.2%	7.0%	4.8% – 16.4%	12.4%
Annual default rate	0.1% – 1.3%	0.1%	0.1% – 0.2%	0.1%
Discount rate	5.7% – 14.1%	5.9%	2.5% – 13.0%	2.6%
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
•Discount rate — The weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the loans. The discount rate is primarily determined based on the federal funds rate, our weighted average coupon rate and expected duration of the assets, the last of which is also impacted by expected prepayment rates. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
See Note 4 for additional loan fair value disclosures.
Servicing Rights
Servicing rights for personal loans and student loans do not trade in an active market with readily observable prices. Similarly, home loan servicing rights infrequently trade in an active market. At the time of the underlying loan sale or the assumption of servicing rights, the fair value of servicing rights is determined using a discounted cash flow methodology based on observable and unobservable inputs. Management classifies servicing rights as Level 3 due to the use of significant unobservable inputs in the fair value measurement.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	December 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.2% – 0.5%	0.3%	0.2% – 1.1%	0.2%
Conditional prepayment rate	17.9% – 31.3%	22.7%	22.5% – 41.4%	26.0%
Annual default rate	3.4% – 7.9%	4.9%	3.2% – 7.0%	4.4%
Discount rate	7.8% – 7.8%	7.8%	7.3% – 7.3%	7.3%
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	15.4% – 21.9%	17.8%	15.2% – 25.6%	20.4%
Annual default rate	0.3% – 4.3%	0.4%	0.2% – 4.3%	0.4%
Discount rate	7.8% – 7.8%	7.8%	7.3% – 7.3%	7.3%
Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	4.9% – 11.0%	5.2%	10.0% – 16.4%	11.5%
Annual default rate	0.1% – 0.1%	0.1%	0.1% – 0.2%	0.1%
Discount rate	9.0% – 9.0%	9.0%	7.5% – 7.5%	7.5%
The key assumptions are defined as follows:
•Market servicing costs — The fee a willing market participant, which we validate through actual third-party bids for our servicing, would require for the servicing of personal loans, student loans and home loans with similar characteristics as those in our serviced portfolio. An increase in the market servicing cost, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	December 31,
	2022	2021
Market servicing costs
2.5 basis points increase	$(10,395)	$(10,822)
5.0 basis points increase	(20,807)	(21,644)
Conditional prepayment rate
10% increase	$(4,036)	$(6,260)
20% increase	(7,833)	(12,031)
Annual default rate
10% increase	$(166)	$(205)
20% increase	(331)	(408)
Discount rate
100 basis points increase	$(3,905)	$(3,782)
200 basis points increase	(7,562)	(7,349)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	December 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	17.9% – 32.0%	19.9%	19.5% – 33.6%	23.0%
Annual default rate	0.4% – 5.4%	1.1%	0.3% – 5.7%	0.9%
Discount rate	4.8% – 10.5%	6.7%	2.6% – 10.5%	4.4%
Residual interests classified as debt
Conditional prepayment rate	17.2% – 18.1%	17.8%	20.0% – 41.8%	31.5%
Annual default rate	0.6% – 0.8%	0.7%	0.5% – 5.6%	3.2%
Discount rate	7.5% – 7.5%	7.5%	5.0% – 9.5%	5.7%
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

	December 31, 2022		December 31, 2021
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	11.1% – 58.6%	46.3%	75.0% – 75.0%	75.0%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% - 95.0%	95.0%
_____________________
(1)The aggregate amount of student loans we committed to fund was $69,712 as of December 31, 2022. See Note 14 for the aggregate notional amount associated with IRLCs.
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
Safeguarding Assets and Liabilities
The following table presents the significant digital assets held by our third-party custodians on behalf of our members:

December 31, 2022
Bitcoin (BTC)	$44,346
Ethereum (ETH)	37,826
Cardano (ADA)	5,217
Dogecoin (DOGE)	4,784
Litecoin (LTC)	2,492
Ethereum Classic (ETC)	2,333
All other(1)	9,828
Digital assets safeguarding liability and corresponding safeguarding asset	$106,826
___________________
(1)Includes 24 digital assets, none of which were determined to be individually significant.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets
Cash and cash equivalents(1)	$1,421,907	$1,421,907	$—	$—	$1,421,907
Restricted cash and restricted cash equivalents(1)	424,395	424,395	—	—	424,395
Loans at amortized cost(2)	307,957	—	—	328,775	328,775
Other investments(3)	28,651	—	28,651	—	28,651
Total assets	$2,182,910	$1,846,302	$28,651	$328,775	$2,203,728
Liabilities
Deposits(4)	$7,342,296	$—	$7,340,160	$—	$7,340,160
Debt(5)	5,396,740	826,242	4,219,574	—	5,045,816
Total liabilities	$12,739,036	$826,242	$11,559,734	$—	$12,385,976
December 31, 2021
Assets
Cash and cash equivalents(1)	$494,711	$494,711	$—	$—	$494,711
Restricted cash and restricted cash equivalents(1)	273,726	273,726	—	—	273,726
Loans at amortized cost(2)	115,912	—	—	118,412	118,412
Total assets	$884,349	$768,437	$—	$118,412	$886,849
Liabilities
Debt(5)	$3,947,983	$1,240,560	$2,807,253	$—	$4,047,813
Total liabilities	$3,947,983	$1,240,560	$2,807,253	$—	$4,047,813
_____________________
(1)The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts.
(2)The fair value of our credit cards was determined using a discounted cash flow model with key inputs relating to weighted average lives, expected lifetime loss rates and discount rate. The fair value of our commercial and consumer banking loans was determined using a discounted cash flow model with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults.
(3)Other investments include FRB and FHLB stock, which are presented within other assets in the consolidated balance sheets.
(4)The fair values of our deposits without contractually defined maturities (such as demand and savings deposits) and our noninterest-bearing deposits approximate the carrying values. The fair value of our time-based deposits was determined using a discounted cash flow model based on rates currently offered for deposits of similar remaining maturities.
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our Convertible Notes was classified as Level 1, as it was based on an observable market quote. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 and based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Investments in equity securities of $22,825 and $6,054 as of December 31, 2022 and 2021, respectively, which are presented within other assets in the consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the uses of unobservable inputs in the fair value measurements. As of December 31, 2022, the balance was primarily composed of a $19,739 investment valued under the measurement alternative method during 2022 that was a former equity method investment.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 16. Share-Based Compensation

2011 Stock Option Plan
Prior to the Business Combination, the Company’s Amended and Restated 2011 Stock Option Plan (the “2011 Plan”) allowed the Company to grant shares of common stock to employees, non-employee directors and non-employee third parties. As of December 31, 2022, outstanding awards to non-employee third parties under the 2011 Plan were not material. The Company also had shares authorized under a stock plan assumed in a 2020 business combination, which were assumed by the 2011 Plan. Upon the Closing, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards may be granted under such plan. Awards outstanding under the 2011 Plan were assumed by SoFi Technologies upon the Closing and continue to be governed by the terms of the 2011 Plan.
2021 Stock Option and Incentive Plan
In connection with the Closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. Under the 2021 Plan, effective January 1, 2022, our Board of Directors authorized the issuance of an additional 8,937,242 shares. In the third quarter of 2022, the Company’s stockholders approved the amendment and restatement of the 2021 Stock Option and Incentive Plan (the “Amended and Restated 2021 Plan”), including a modification to the evergreen provision and an increase in the number of shares of common stock available for issuance under the plan. As of December 31, 2022, the Amended and Restated 2021 Plan includes an aggregate of 104,983,148 shares of common stock authorized for issuance of awards. The Amended and Restated 2021 Plan allows for the number of authorized shares to increase on the first day of each fiscal year beginning on January 1, 2023 and ending on and including January 1, 2030 equal to the lesser of (a) five percent of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (b) such smaller number of shares of common stock as determined by the Board of Directors. The Amended and Restated 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (including performance stock units), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2022	2021	2020
Technology and product development	$77,674	$61,431	$28,271
Sales and marketing	24,176	16,140	8,045
Cost of operations	17,837	11,743	6,067
General and administrative	186,307	149,697	57,487
Total	$305,994	$239,011	$99,870
Common Stock Valuations
Subsequent to the Business Combination, we determine the value of our common stock based on the observable daily closing price of SoFi’s stock (ticker symbol “SOFI”).
Stock Options
The terms of the stock option grants, including the exercise price per share and vesting periods, are determined by our Board of Directors. At the discretion and determination of our Board of Directors, the 2021 Amended and Restated Plan allows for stock options to be granted that may be exercised before the stock options have vested. The 2011 Plan, which continues to govern awards outstanding under that plan that were assumed by SoFi Technologies upon the Closing, had a similar provision.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock options were typically granted at exercise prices equal to the fair value of our common stock at the date of grant. Our stock options typically vest at a rate of 25% after one year from the vesting commencement date and then monthly over an additional three-year period. While the vesting schedule noted is typical, stock options have been issued under other vesting schedules. Our stock options typically expire ten years from the grant date or within 90 days of employee termination.
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2022	21,171,147	$6.81	5.8
Granted	—	n/a	n/a
Exercised	(1,955,031)	1.34	n/a
Forfeited	(1,126)	6.84	n/a
Expired	(465,311)	4.93	n/a
Outstanding as of December 31, 2022	18,749,679	$7.43	4.7
Exercisable as of December 31, 2022	18,686,243	$7.43	4.6

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $15.0 million, $131.2 million and $13.6 million, respectively. As of December 31, 2022, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $4.9 million and $4.9 million, respectively.
Total compensation cost related to unvested stock options not yet recognized as of December 31, 2022 was $0.9 million, and will be recognized over a weighted average period of approximately 0.3 years.
The Black-Scholes Model, which was used to value the stock options granted during the year ended December 31, 2020, required the use of subjective assumptions, including the risk-free interest rate, expected term, expected stock price volatility and dividend yield. The following table summarizes the inputs used for estimating the fair value of stock options granted during the year ended December 31, 2020. The inputs disclosed below exclude those associated with certain replacement options granted in connection with our acquisition of Galileo in 2020. The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 was $2.44.

Year Ended December 31, 2020
Input
Risk-free interest rate	0.3% – 1.4%
Expected term (years)(1)	5.5 – 6.0
Expected volatility(2)	36.5% – 42.5%
Fair value of common stock	$6.43 – $6.95
Dividend yield	—%
_____________________
(1)The expected term represented the period of time the stock options were expected to be outstanding and was based on the simplified method. Under the simplified method, the expected term of a stock option was presumed to be the midpoint between the vesting date and the end of the contractual term. Management used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options.
(2)Expected volatility was based on historical volatility for publicly-traded stock of comparable companies over the estimated expected life of the stock options. In identifying comparable companies, we considered factors such as industry, stage of life cycle and size.
During the year ended December 31, 2020, certain employees were given the option to exchange stock options for RSUs. There were 296 employees who participated in this offer. We concluded that the facts and circumstances aligned with a probable-to-probable modification (Type I) for the modified stock options, and did not recognize any incremental share-based compensation expense because the fair value of the replacement award was less than the fair value of the replaced award at the time of the modification.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Restricted Stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. For employees hired during 2022, new hire RSU grants typically vest 12.5% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 14-quarter period. For employees hired before January 1, 2022, new hire RSU grants typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. RSUs have been issued under other vesting schedules, including grants to existing employees. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	48,687,524	$12.23
Granted	54,816,762	7.32
Replacement Awards(1)	630,654	10.69
Vested(2)	(23,183,000)	10.78
Forfeited	(11,413,801)	11.23
Outstanding as of December 31, 2022(3)	69,538,139	$9.07
_____________________
(1)In connection with the Technisys Merger, we converted outstanding Technisys performance awards into RSUs to acquire common stock of SoFi, and for which $2,855 of the fair value was attributed to pre-combination services. See Note 2 for additional information.
(2)The total fair value, based on grant date fair value, of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $249.9 million, $139.6 million, and $76.3 million, respectively.
(3)Includes 178,021 RSUs that were granted in 2020 and later modified in an improbable-to-probable modification (Type III), related to which $1,695 of share-based compensation expense was recorded during the year ended December 31, 2022. The awards were fully expensed through the second quarter of 2022.
The weighted average grant date fair value of RSUs issued during the years ended December 31, 2021 and 2020 was $16.92 and $7.79, respectively. As of December 31, 2022, there was $580.2 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 2.8 years.
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. During 2021, we granted PSUs that will vest, if at all, on a graded basis during the four-year period commencing on May 28, 2022, subject to the achievement of specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, now that we are a bank holding company, maintaining certain minimum standards applicable to bank holding companies. All PSUs are subject to continued employment on the date of vesting. In the event of a Sale Event (as defined in the 2021 Amended and Restated Plan), the awards may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions.
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	22,970,396	$9.52
Granted	122,190	3.71
Vested	—	n/a
Forfeited	(3,528,839)	7.53
Outstanding as of December 31, 2022	19,563,747	$9.84

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted:

Input	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk-free interest rate	1.6%	0.8% – 0.8%
Expected volatility	37.7%	34.9% – 35.9%
Fair value of common stock	$12.06	$16.99 – $23.21
Dividend yield	—%	—%
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
The weighted average grant date fair value of PSUs issued during the year ended December 31, 2021 was $9.50.
As of December 31, 2022, there was $52.1 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.6 years.

Note 17. Income Taxes

Loss before income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(299,751)	$(461,023)	$(316,252)
Foreign	(18,970)	(20,154)	(12,269)
Loss before income taxes	$(318,721)	$(481,177)	$(328,521)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current tax expense:
U.S. state and local	$4,275	$1,481	$23
Foreign	909	75	13
Total current tax expense	5,184	1,556	36
Deferred tax expense (benefit):
U.S. federal	—	—	(70,692)
U.S. state and local	543	1,222	(33,823)
Foreign	(4,041)	(18)	11
Total deferred tax expense (benefit)	(3,498)	1,204	(104,504)
Income tax expense (benefit)	$1,686	$2,760	$(104,468)
Our income tax expense position in 2022 was primarily attributable to tax expense at SoFi Lending Corp. and SoFi Bank due to profitability in state jurisdictions where separate filings are required and recognition of expense from Technisys in certain Latin American countries where separate returns are filed. The expense was partially offset by deferred tax benefits from the amortization of intangible assets acquired in the Technisys Merger. See Note 2 and Note 8 for additional information. The significant change in our income tax positions for the years ended December 31, 2022 and 2021 relative to 2020 was primarily due to a partial release of our valuation allowance in the second quarter of 2020 in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020.
The table below presents a reconciliation of the expected income tax benefit at the statutory federal income tax rate to the income tax expense (benefit) at the effective income tax rate:

	Year Ended December 31,
	2022	2021	2020
Expected income tax benefit at federal statutory rate	$(66,944)	$(101,047)	$(68,921)
Valuation allowance for deferred tax assets	27,101	92,197	(9,445)
Non-deductible compensation expense(1)	23,100	23,838	—
Share-based compensation	19,811	(33,950)	(939)
State and local income taxes, net of federal benefit	4,591	2,096	(26,681)
Research and development tax credits	(12,496)	(7,067)	(6,883)
Change in fair value of warrants	—	22,539	4,310
Other	6,523	4,154	4,091
Income tax expense (benefit)	$1,686	$2,760	$(104,468)
Effective tax rate	(0.53)%	(0.57)%	31.80%
_________________
(1)Reflects the impact of applying Section 162(m), which prohibits deduction of certain excess employee compensation to certain “covered employees”.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The table below presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits at beginning of year	$6,972	$5,117	$4,307
Gross increases – tax positions in prior period(1)	10,944	582	55
Gross decreases – tax positions in prior period	(98)	—	(331)
Gross increases – tax positions in current period	6,236	1,273	1,086
Lapse of statute of limitations	(324)	—	—
Unrecognized tax benefits at end of year	$23,730	$6,972	$5,117
_________________
(1)Increases to our unrecognized tax benefits were primarily related to the recognition of historical tax reserves that existed at the time of the Technisys Merger and were primarily recorded through goodwill. See Note 2 for additional information.
As of December 31, 2022, unrecognized tax benefits of $6,812, if recognized, would affect our effective tax rate in a future period. As of December 31, 2021 and 2020, none of the unrecognized tax benefits, if recognized, would affect our effective tax rate in a future period, as the tax benefit would increase a deferred tax asset, which is offset with a full valuation allowance. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions; however, we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Interest and penalties recorded during the year ended December 31, 2022 were immaterial. No interest and penalties were recorded during the years ended December 31, 2021 and 2020.
The table below presents the significant components of the Company’s net deferred tax liabilities:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$287,473	$336,444
Operating lease liabilities	24,009	29,206
Share-based compensation	27,571	19,473
Research and development credits	56,811	35,416
Accruals and other	32,130	18,610
Gross deferred tax assets	427,994	439,149
Valuation allowance	(318,410)	(266,448)
Total deferred tax assets	$109,584	$172,701
Deferred tax liabilities:
Amortization	$(101,971)	$(86,081)
Operating lease ROU assets	(20,597)	(25,546)
Servicing rights	(41,168)	(47,585)
Other	(2,330)	(15,276)
Total deferred tax liabilities	(166,066)	(174,488)
Deferred tax liabilities, net(1)	$(56,482)	$(1,787)
_____________________
(1)Increases to net deferred tax liabilities as of December 31, 2022 primarily relate to the Technisys Merger. See Note 2 for additional information.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended December 31, 2020
Deferred tax asset valuation allowance(1)	$148,426	$87,552	$4,916	$(99,793)	$141,101
Year Ended December 31, 2021
Deferred tax asset valuation allowance	141,101	125,347	—	—	266,448
Year Ended December 31, 2022
Deferred tax asset valuation allowance	266,448	37,536	14,426	—	318,410
_____________________
(1)Deductions for the year ended December 31, 2020 were related to the release of our valuation allowance in connection with deferred tax liabilities resulting from intangible assets acquired from Galileo in May 2020. Galileo deferred tax liabilities provided for additional sources of income to support the realization of pre-combination deferred tax assets.
During the years ended December 31, 2022, 2021, and 2020, we maintained a full valuation allowance against our net deferred tax assets, in applicable jurisdictions, increasing our valuation allowance by $37,536, $125,347 and $87,552, respectively. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.
The table below provides information about our net operating loss carryforwards by jurisdiction:

	December 31, 2022	Expiration
U.S. federal(1)	$35,389	2036 – 2037
	909,347	Indefinite
U.S. state(2)	920,011	2022 – 2042
	176,023	Indefinite
Foreign	27,157	2022 – 2042
	76,637	Indefinite
_____________________
(1)Federal net operating loss carryforwards generated in periods after December 31, 2017 are subject to an 80% limitation when used in future tax periods as a result of the Tax Cuts and Jobs Act (“TCJA”) passed in 2017. The CARES Act provided for the temporary elimination of the 80% limitation for any net operating loss utilization prior to January 1, 2021.
(2)State conformity to either TCJA or the CARES Act, which was signed into law in March 2020, is established by each state’s local statutes and conformity to one act does not require conformity to both acts.
Federal and state research and development tax credits of $69,606 as of December 31, 2022 will expire at various dates beginning in 2031, if not utilized,.
The Company files a federal income tax return in the United States and also files in various state and foreign jurisdictions. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2011
California	2012
New York State and City	2016
Argentina	2017
A portion of our foreign operations benefit from tax holidays in two jurisdictions. However, due to loss carryforwards, tax holidays do not result in cash tax benefits for any period presented. First, we qualify for a tax holiday in Argentina by

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
fulfilling certain requirements of the “Regime for the Promotion of the Knowledge Economy (Law 27,506)”. The regime is in effect from January 1, 2020, through December 31, 2029. An annual application process is required for approval and to continue to qualify for the holiday. The regime reduces the statutory federal income tax rate from 35% to 24%. Second, we are operating under a 100% tax holiday in Uruguay due to our software-related services. There is no current expiration date for this holiday.

Note 18. Commitments, Guarantees, Concentrations and Contingencies

Commitments
In September 2019, we entered into a 20-year partnership with LA Stadium and Entertainment District at Hollywood Park in Inglewood, California that granted us the exclusive naming rights to SoFi Stadium and official partnerships with the Los Angeles Chargers and Los Angeles Rams, as well as rights with the performance venue and surrounding entertainment district (“Naming and Sponsorship Agreement”). During the third quarter of 2022, the parties signed an amended agreement whereby a previous contingency was resolved, and additional contracted payments were added. Contractual payments under the amended Naming and Sponsorship Agreement total $616.5 million, which began in 2020 and end in 2040 and include operating lease obligations, finance lease obligations and sponsorship and advertising opportunities at the complex. In addition, we also entered into a three-year marketing arrangement during 2022, with a total commitment of $5.0 million expected to be incurred throughout the term.
In October 2021, we entered into a four-year arrangement for cloud computing services with a total commitment of $80.0 million to be incurred through the term. During the years ended December 31, 2022 and 2021, we incurred costs associated with this arrangement of $20.5 million and $3.6 million, respectively, which are recorded within noninterest expense—technology and product development in the consolidated statements of operations and comprehensive income (loss).
We made payments related to these commitments totaling $50,829, $22,017 and $6,533 during the years ended December 31, 2022, 2021 and 2020, respectively. Amounts payable in future periods are as follows:

December 31, 2022
2023	$48,523
2024	45,257
2025	45,831
2026	30,751
2027	30,875
Thereafter	420,835
Total	$622,072

We also have commitments to fund home loans and student loans that are only cancellable at the option of the borrower. The commitments are measured at fair value on a recurring basis. See Note 15 for additional information.
For information on our leases, see Note 9.
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
We are dependent on third-party funding sources to originate loans, as well as our deposit balances. Additionally, we sell loans to various third parties. We have historically sold loans to a limited pool of third-party buyers. No individual third-party buyer accounted for 10% or more of consolidated total net revenues for any of the years presented.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Within our Technology Platform segment, we have a relatively smaller number of clients compared to our lending business. As such, the loss of one or a few of our top clients could be significant to that portion of our business. No individual client accounted for 10% or more of consolidated total net revenues for any of the years presented.
The Company is exposed to default risk on borrower loans originated and financed by us. There is no single borrower or group of borrowers that comprise a significant concentration of the Company’s loan portfolio. Likewise, the Company is not overly concentrated within a group of channel partners or other customers, with the exception of our distribution of personal loan residual interests in our sponsored personal loan securitizations, which we market to third parties, and the aforementioned whole loan buyers. Given we have a limited number of prospective buyers for our personal loan securitization residual interests, this might result in us utilizing a significant amount of deposits or our own capital to fund future residual interests in personal loan securitizations, or impact the execution of future securitizations if we are limited in our own ability to invest in the residual interest portion of future securitizations, or find willing buyers for securitization residual interests.
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
Juarez et al v. SoFi Lending Corp. SoFi Lending Corp. and SoFi (collectively, the “SoFi Defendants”) are defendants in a putative class action, captioned as Juarez v. Social Finance, Inc. et al., Civil Action No. 4:20-cv-03386-HSG (N.D. Cal.), filed against them in the United States District Court for the Northern District of California in May 2020. Plaintiffs, who are conditional permanent residents or Deferred Access for Childhood Arrival (“DACA”) holders, allege that the SoFi Defendants engaged in unlawful lending discrimination in violation of 42 U.S.C. § 1981 and California Civil Code, § 51, et seq., through policies and practices by making such categories of applicants ineligible for loans or eligible only with a co-signer who is a United States citizen or lawful permanent resident. Plaintiffs further allege that the SoFi Defendants violated the Fair Credit Reporting Act, by accessing the credit reports of non-United States citizen loan applicants who hold green cards with a validity period of less than two years without a permissible purpose. As relief, Plaintiffs seek, on behalf of themselves and a purported class of similarly-situated non-United States citizen loan applicants, a declaratory judgment that the challenged policies and practices violate federal and state law, an injunction against future violations, actual and statutory damages, exemplary and punitive damages, and attorneys’ fees. The parties entered into a settlement agreement that was fully executed in April 2022 and the plaintiffs have now moved for and obtained preliminary approval of the settlement from the court. The class settlement, which contemplates an aggregate payment by SoFi of an immaterial amount, remains subject to final court review and approval, which we expect to occur in 2023.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees. First, we issue financial guarantees to GSEs on loans that we sell to GSEs, which manifest as repurchase requirements if it is later discovered that loans sold to a GSE do not meet their guidelines. We have a three-year repurchase obligation from the time of origination to buy back originated loans that do not meet GSE guidelines, and we are required to pay the full initial purchase price back to the GSE. We recognize a liability for the full amount of expected loan repurchases, which we estimate based on historical repurchase activity for similar types of loans and assess whether adjustments to our historical loss experience are required based on current conditions and forecasts of future conditions, as appropriate, as our exposure under the guarantee is typically short-term in nature. The liability we record is equal to what we expect to buy back and, therefore, approximates fair value. Second, we make standard representations and warranties related to other loan transfers, breaches of which would require us to repurchase the transferred loans. Finally, we have limited repurchase obligations for certain loan transfers associated with credit-related events, such as early prepayment or events of default within 90 days after origination. In the event of a repurchase, we are typically required to pay the purchase price of the loans transferred.
As of December 31, 2022 and 2021, the Company accrued liabilities within accounts payable, accruals and other liabilities in the consolidated balance sheets of $1.4 million and $7.4 million, respectively, related to our estimated repurchase obligation, with the corresponding charges recorded within noninterest income—loan origination and sales in the consolidated

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
statements of operations and comprehensive income (loss). As of December 31, 2022 and 2021, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $5.1 billion and $6.5 billion, respectively.
As of December 31, 2022 and 2021, we had a total of $9.1 million in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $3.1 million of our cash as of December 31, 2022 and 2021, which is included within restricted cash and restricted cash equivalents in the consolidated balance sheets.
As of December 31, 2022, we had a total of $11.7 million in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of December 31, 2022 and 2021, we were in compliance with all minimum net worth requirements and, therefore, have not accrued any liabilities related to fines or penalties.
Retirement Plans
We have a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 100% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Our contributions to the plan are discretionary. We have not made any contributions to the plan to date.

Note 19. Loss Per Share

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted loss per share were as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(320,407)	$(483,937)	$(224,053)
Less: Redeemable preferred stock dividends	(40,425)	(40,426)	(40,536)
Less: preferred stock redemptions, net(1)	—	—	(52,658)
Net loss attributable to common stockholders – basic and diluted	$(360,832)	$(524,363)	$(317,247)
Denominator:
Weighted average common stock outstanding – basic	900,886,113	526,730,261	73,851,108
Weighted average common stock outstanding – diluted	900,886,113	526,730,261	73,851,108
Loss per share – basic	$(0.40)	$(1.00)	$(4.30)
Loss per share – diluted	$(0.40)	$(1.00)	$(4.30)
___________________
(1)In December 2020, we exercised a call and redeemed certain redeemable preferred stock. We considered the premium paid on redemption to be akin to a dividend to the redeemable preferred stockholder. As such, the premium, which represented the amount paid upon redemption over the carrying value of the preferred stock (such carrying value being reduced for preferred stock issuance costs), was deducted from net loss to determine the loss available to common stockholders.
We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of the year.

	Year Ended December 31,
	2022	2021	2020
Common stock options	18,749,679	21,171,147	29,947,975
Common stock warrants	12,170,990	12,170,990	—
Unvested RSUs	69,538,139	48,687,524	44,601,586
Unvested PSUs	19,563,747	22,970,396	—
Convertible Notes(1)	53,538,000	53,538,000	—
Contingent common stock(2)	6,305,595	—	320,649
Redeemable preferred stock exchangeable for common stock	—	—	465,916,522
Redeemable preferred stock warrants exchangeable for common stock	—	—	12,170,990
____________________
(1)Represents the shares of common stock issuable upon conversion of all Convertible Notes at the conversion rate in effect at the date indicated. See Note 1 and Note 12 for additional information.
(2)As of December 31, 2022, includes contingently returnable common stock in connection with the Technisys Merger, which consists of shares that may be used to satisfy certain indemnification claims, subject to certain limitations, and to cover any outstanding claims or indemnifications pursuant to the merger agreement. These escrow shares are expected to be released no later than 15 months after the close of the acquisition. See Note 2 for additional information. As of December 31, 2020, included contingently issuable common stock in connection with our acquisition of 8 Limited, which was subsequently issued in 2021.

Note 20. Business Segment and Geographic Information

Segment Organization and Reporting Framework
We have three reportable segments: Lending, Technology Platform and Financial Services. Each of our reportable segments is a strategic business unit that serves specific needs of our members based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The reportable segments also reflect our organizational structure. Each segment has a segment manager who reports directly to the Chief

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Operating Decision Maker (“CODM”). The CODM has ultimate authority and responsibility over resource allocation decisions and performance assessment.
The operations of acquired businesses have been integrated into, or managed as part of, our existing reportable segments. Activities that are not part of a reportable segment, such as management of our corporate investment portfolio and asset/liability management by our centralized treasury function (as further discussed below), are included in the Corporate/Other non-reportable segment.
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
During the first quarter of 2022, we implemented a funds transfer pricing (“FTP”) framework to attribute net interest income to our business segments based on their usage and/or provision of funding. The primary objective of the FTP framework is to transfer interest rate risk from the business segments by providing matched duration of funding of assets and liabilities to allocate interest income and interest expense to each segment. Therefore, the financial impact, management and reporting of interest rate risk is centralized in Corporate/Other, where it is monitored and managed. Under the FTP framework, treasury provides a funds credit for sources of funds, such as deposits, and a funds charge for the use of funds, such as loan originations and credit card. The process for determining FTP credits and charges is based on a number of factors and assumptions, including prevailing market interest rates, the expected duration of interest-earning and interest-bearing assets and liabilities, contingent risks and behaviors, and our broader funding profile. As the durations of assets and liabilities are typically not perfectly matched, the residual impact of the FTP framework is reflected within Corporate/Other. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in further refinements or changes to the framework in future periods. The application of the FTP framework impacts the measure of net interest income and, thereby, total net revenue and contribution profit (loss) for our Lending and Financial Services segments, as well as the total net revenue of Corporate/Other, but has no impact on our consolidated results of operations.
Prior to implementing the FTP framework, the presentation of our Lending and Financial Services segments’ net interest income reflected the difference between interest income earned on our loans and the actual interest expense incurred on any loans that were financed. Under the FTP framework, such interest expense is incurred by treasury within Corporate/Other and replaced by an FTP charge. Application of our current FTP framework during the comparative years ended December 31, 2021 and 2020 would not have had a material impact on Lending or Financial Services segment net interest income.
The accounting policies of our reportable segments are consistent with those described in Note 1, except for the application of the FTP framework and the allocations of consolidated income and consolidated expenses. Assets are not allocated to reportable segments, as our CODM does not evaluate reportable segments using discrete asset information.
Segment Information
Lending. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities. We originate loans primarily with the objective of either selling whole loans or securitizing a pool of originated loans for transfer to third-party purchasers. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests (inclusive of our economic hedging activities), gains or losses recognized on transfers that meet the true sale requirements, and our servicing-related activities, which mainly consist of servicing fees and the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
changes in our servicing assets over time. In our Lending segment, we also earn the difference between interest income earned on our loans and interest expense as determined using the FTP framework for the majority of the year ended December 31, 2022, and from our warehouse financing for the years ended December 31, 2021 and 2020. We present interest income net of interest expense, as our CODM considers net interest income in evaluating the performance of our Lending segment.
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
Financial Services. The Financial Services segment primarily includes our SoFi Money product (inclusive of SoFi Checking and Savings, which commenced in the first quarter of 2022, and cash management accounts), SoFi Invest product, SoFi Credit Card product, SoFi Relay personal finance management product and other financial services, such as lead generation and content for other financial services institutions and our members. SoFi Checking and Savings provides members a digital banking experience that offers no account fees, 2-day early paycheck and a competitive annual percentage yield. SoFi Money cash management provides members a digital cash management experience. Effective June 5, 2022, our SoFi Money cash management accounts no longer earn interest, as we implemented our plan to build new features only for SoFi Checking and Savings and reduce support of our SoFi Money cash management accounts. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework, interchange fees on our member debit and credit transactions, digital assets transaction fees, and fees related to pay for order flow and share lending arrangements in SoFi Invest. We also earn referral fees in connection with referral activity we facilitate through our platform.
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
Corporate/Other. Non-segment operations are classified as Corporate/Other, which includes net revenues associated with corporate functions that are not directly related to a reportable segment. Beginning in the first quarter of 2022, net interest income (expense) within Corporate/Other reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. These non-segment net revenue (loss) also include interest income earned on corporate cash balances, nonrecurring income on certain investments from available cash on hand, such as our investments in AFS debt securities (which investments are not interconnected with our core business lines and, thereby, reportable segments), and interest expense on other corporate borrowings, such as our revolving credit facility and the amortization of debt issuance costs and original issue discount on our Convertible Notes.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

Year Ended December 31, 2022	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (loss)	$531,480	$—	$92,574	$624,054	$(39,958)	$584,096
Noninterest income (expense)(2)	608,511	315,133	75,102	998,746	(9,307)	989,439
Total net revenue (loss)	$1,139,991	$315,133	$167,676	$1,622,800	$(49,265)	$1,573,535
Servicing rights – change in valuation inputs or assumptions(3)	(39,651)	—	—	(39,651)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	6,608	—	—	6,608
Directly attributable expenses	(442,945)	(238,620)	(367,102)	(1,048,667)
Contribution profit (loss)	$664,003	$76,513	$(199,426)	$541,090

Year Ended December 31, 2021	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (loss)	$258,102	$(29)	$3,765	$261,838	$(9,594)	$252,244
Noninterest income(2)	480,221	194,915	54,313	729,449	3,179	732,628
Total net revenue (loss)	$738,323	$194,886	$58,078	$991,287	$(6,415)	$984,872
Servicing rights – change in valuation inputs or assumptions(3)	2,651	—	—	2,651
Residual interests classified as debt – change in valuation inputs or assumptions(4)	22,802	—	—	22,802
Directly attributable expenses	(364,169)	(130,439)	(192,996)	(687,604)
Contribution profit (loss)	$399,607	$64,447	$(134,918)	$329,136

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Year Ended December 31, 2020	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (loss)	$199,345	$(107)	$484	$199,722	$(21,791)	$177,931
Noninterest income (expense)(2)	281,521	96,423	11,386	389,330	(1,729)	387,601
Total net revenue (loss)	$480,866	$96,316	$11,870	$589,052	$(23,520)	$565,532
Servicing rights – change in valuation inputs or assumptions(3)	17,459	—	—	17,459
Residual interests classified as debt – change in valuation inputs or assumptions(4)	38,216	—	—	38,216
Directly attributable expenses	(294,812)	(42,427)	(143,966)	(481,205)
Contribution profit (loss)	$241,729	$53,889	$(132,096)	$163,522
_____________________
(1)Within the Technology Platform segment, intercompany fees were $7,604, $1,863 and $686 for the years ended December 31, 2022, 2021 and 2020, respectively. The equal and offsetting intercompany expenses are reflected within the Financial Services and Technology Platform segment directly attributable expenses. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
(2)Refer to Note 3 for a reconciliation of revenue from contracts with customers to total noninterest income (expense).
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
(4)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.

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

	Year Ended December 31,
	2022	2021	2020
Reportable segments total contribution profit	$541,090	$329,136	$163,522
Corporate/Other total net loss	(49,265)	(6,415)	(23,520)
Intercompany expenses	7,604	1,863	686
Servicing rights – change in valuation inputs or assumptions	39,651	(2,651)	(17,459)
Residual interests classified as debt – change in valuation inputs or assumptions	(6,608)	(22,802)	(38,216)
Expenses not allocated to segments:
Share-based compensation expense	(305,994)	(239,011)	(99,870)
Employee-related costs(1)	(184,764)	(143,847)	(114,599)
Depreciation and amortization expense	(151,360)	(101,568)	(69,832)
Fair value change of warrant liabilities	—	(107,328)	(20,525)
Special payment(2)	—	(21,181)	—
Other corporate and unallocated expenses(3)	(209,075)	(167,373)	(108,708)
Loss before income taxes	$(318,721)	$(481,177)	$(328,521)
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
No single customer accounted for more than 10% of our consolidated revenues for any of the years presented.
Geographic Information
The following tables present total net revenue from external customers and total assets attributed to the United States and to all foreign countries in total in which we operate. We attribute total net revenue and total assets based on the country of domicile of the legal entity. No individual foreign country had material total net revenue during any of the years presented. Our long-lived assets as of the dates indicated were not considered by management to be significant relative to total assets. The majority of our long-lived assets were located in the United States as of the dates indicated.

	Year Ended December 31,
	2022	2021	2020
United States	$1,504,680	$981,705	$564,751
All foreign countries	68,855	3,167	781
Total net revenue	$1,573,535	$984,872	$565,532

	December 31,
	2022	2021
United States	$17,921,296	$9,027,519
All foreign countries	1,086,379	148,807
Total assets	$19,007,675	$9,176,326

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 21. Regulatory Capital

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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of December 31, 2022, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of December 31, 2022, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The risk- and leverage-based capital ratios and amounts are presented below:

December 31, 2022	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$1,162,024	14.6%	7.0%	6.5%
Tier 1 risk-based capital	1,162,024	14.6%	8.5%	8.0%
Total risk-based capital	1,202,429	15.1%	10.5%	10.0%
Tier 1 leverage	1,162,024	15.3%	4.0%	5.0%
Risk-weighted assets	7,972,956
Quarterly adjusted average assets	7,615,481
SoFi Technologies
CET1 risk-based capital	$3,188,341	20.3%	7.0%	n/a
Tier 1 risk-based capital	3,188,341	20.3%	8.5%	n/a
Total risk-based capital	3,228,746	20.6%	10.5%	n/a
Tier 1 leverage	3,188,341	21.8%	4.0%	n/a
Risk-weighted assets	15,695,217
Quarterly adjusted average assets	14,592,551
___________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of December 31, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since December 31, 2022 that management believes would change the categorization.

Note 22. Parent Company Condensed Financial Information

The following parent company condensed financial statements are prepared in accordance with Regulation S-X of the SEC, which require such disclosures when the restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets. The condensed balance sheets as of December 31, 2022 and 2021 reflect balances at SoFi Technologies, Inc. The condensed statement of operations and comprehensive loss and condensed statement of cash flow for the year ended December 31, 2021 reflect the activity of Social Finance, Inc. from January 1, 2021 through the close of the Business Combination and the activity of SoFi Technologies, Inc. from the close of the Business Combination through December 31, 2022. The condensed statement of operations and comprehensive loss and condensed statement of cash flow for the year ended December 31, 2020 reflect the activity of Social Finance, Inc. Refer to Note 2 for additional information on the Business Combination.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Balance Sheets
(Parent Company Only)
(In Thousands, Except for Share Data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$201	$—
Investments in subsidiaries	5,802,861	5,873,354
Goodwill	713,217	—
Intangible assets	213,328	—
Other assets	471	—
Total assets	$6,730,078	$5,873,354
Liabilities, temporary equity and permanent equity
Liabilities:
Accounts payable, accruals and other liabilities	$21,019	$143
Debt	1,180,583	1,175,508
Total liabilities	1,201,602	1,175,651
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; 3,234,000 and 3,234,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 933,896,120 and 828,154,462 shares issued and outstanding as of December 31, 2022 and 2021, respectively(2)	93	83
Additional paid-in capital	6,719,826	5,561,831
Accumulated other comprehensive loss	(8,296)	(1,471)
Accumulated deficit	(1,503,521)	(1,183,114)
Total permanent equity	5,208,102	4,377,329
Total liabilities, temporary equity and permanent equity	$6,730,078	$5,873,354
_______________
(1)Redemption amount is $323,400 as of December 31, 2022 and 2021.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2022 and 2021.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Parent Company Only)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Interest income	—	6,279	30,230
Interest expense	5,075	14,926	40,046
Net interest expense	(5,075)	(8,647)	(9,816)
Noninterest income	—	2,617	4,102
Total net revenue	(5,075)	(6,030)	(5,714)
Noninterest expense	42,114	278,697	317,398
Loss before income taxes	(47,189)	(284,727)	(323,112)
Income tax benefit	—	5,294	113,548
Loss before equity in loss of subsidiaries	(47,189)	(279,433)	(209,564)
Equity in loss of subsidiaries	(273,218)	(204,504)	(14,489)
Net loss	$(320,407)	$(483,937)	$(224,053)
Other comprehensive loss
Unrealized losses on available-for-sale debt securities, net	(7,260)	(1,351)	—
Foreign currency translation adjustments, net	435	46	(145)
Total other comprehensive loss	(6,825)	(1,305)	(145)
Comprehensive loss	$(327,232)	$(485,242)	$(224,198)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Statements of Cash Flows
(Parent Company Only)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net cash provided by (used in) operating activities	$290,298	$(136,134)	$(226,217)
Investing activities
Changes in investments in subsidiaries	$(284,295)	$(3,231,314)	$—
Issuances of notes to subsidiaries	—	(312)	(1,387,801)
Repayments of notes by subsidiaries	—	—	1,443,765
Proceeds from securitization investments	—	106,994	322,704
Proceeds from non-securitization investments	—	107,534	—
Acquisition of business, net of cash acquired	—	—	(76,194)
Other investing activities	—	13,122	(26,115)
Net cash (used in) provided by investing activities	$(284,295)	$(3,003,976)	$276,359
Financing activities
Net change in debt facilities	$—	$144,339	$144,636
Proceeds from other debt issuances	—	1,010,728	—
Repayment of other debt	—	(250,000)	—
Taxes paid related to net share settlement of share-based awards	(8,983)	(42,644)	(31,259)
Payment of redeemable preferred stock dividends	—	—	(40,536)
Redemptions of redeemable common and preferred stock	—	(282,859)	—
Proceeds from Business Combination and PIPE Investment	—	1,989,851	—
Proceeds from warrant exercises	—	95,047	—
Purchase of capped calls	—	(113,760)	—
Proceeds from common stock issuances	—	—	369,840
Note receivable principal repayments from stockholder	—	—	43,513
Other financing activities	2,610	(4,605)	2,324
Net cash (used in) provided by financing activities	$(6,373)	$2,546,097	$488,518
Effect of exchange rates on cash and cash equivalents	571	46	(145)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$201	$(593,967)	$538,515
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	—	593,967	55,452
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$201	$—	$593,967
Supplemental non-cash investing and financing activities
Non-cash settlement of notes receivable via beneficial loan interest transfers	$—	$—	$176,449
Seller note issued in acquisition	—	—	243,998
Notes to Parent Company Condensed Financial Information
Note 1. Debt
In October 2021, SoFi Technologies, Inc. issued $1.2 billion aggregate principal amount of Convertible Notes due 2026. See Note 12 for additional information on the Convertible Notes.
Note 2. Temporary Equity
See Note 13 for information on the redeemable preferred stock held at SoFi Technologies, Inc.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 23. Subsequent Events

Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Annual Report on Form 10-K, and determined that there were no subsequent events to report.

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
Management’s Annual Report on Internal Control over Financial Reporting
The management of SoFi Technologies, Inc. (the “Company” or “SoFi”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. SoFi’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
The internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “2013 Framework”. Based on this assessment, which excluded the operations of Technisys S.A. (“Technisys”), as noted below, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
In conducting the assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022, the Company has excluded the operations of Technisys as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the assessment of the effectiveness of its disclosure controls and procedures as of December 31, 2022, the Company has excluded those disclosure controls and procedures of Technisys that are subsumed by internal control over financial reporting. The Company’s acquisition of Technisys was completed on March 3, 2022, whose financial statements constitute 15.4% and 5.0% of net and total assets, respectively, 4.4 % of revenues, and 7.7% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2022.

SoFi Technologies, Inc.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in this Form 10-K.
Attestation
Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SoFi Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SoFi Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Technisys S.A. and its consolidated subsidiaries (“Technisys”), which was acquired on March 3, 2022, and whose financial statements constitute 15.4% and 5.0% of net and total assets, respectively, 4.4 % of revenues, and 7.7% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Technisys.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and

SoFi Technologies, Inc.

expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/	Deloitte & Touche LLP
San Francisco, California
March 1, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2022 fiscal year.
The Registrant has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on the Registrant’s website at www.sofi.com and the Registrant will post any amendments to, or waivers from, the code of business conduct and ethics on that website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2022 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2022 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2022 fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2022 fiscal year.
Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
See “Index to Financial Statements” in Part II, Item 8.

SoFi Technologies, Inc.

(2) Financial Statement Schedules:
Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.
(3) Index to Exhibits:
The following exhibits are filed herewith, or were previously filed and are hereby incorporated by reference.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

2.1+	Agreement and Plan of Merger, dated as of January 7, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	S-4	333-252009	January 11, 2021	Annex A
2.2	First Amendment to Agreement and Plan of Merger, dated as of March 16, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	8-K	001-39606	March 16, 2021	2.1
2.3	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2020, by and among Social Finance, Inc., SFI Acquisition Co., Inc., SFI Financial Technologies LLC, and Shareholder Representative Services LLC	S-1	333-257092	June 14, 2021	2.3
2.4+	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2022, by and among SoFi Technologies, Inc., Technisys S.A., Atom New Delaware, Inc., Atom Merger Sub Corporation and Fortis Advisors LLC, as representative	8-K	001-39606	February 24, 2022	2.1
3.1	Certificate of Incorporation of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.1
3.2	By-Laws of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.2
4.1	Specimen Common Stock Certificate of SoFi Technologies, Inc.	S-4/A	333-252009	February 10, 2021	4.6
4.2	Form of Amended and Restated Warrant to Purchase Stock, by and among SoFi Technologies, Inc., Social Finance, Inc. and the Investor named therein	S-4	333-252009	January 11, 2021	Annex M
4.3	Indenture, dated as of October 4, 2021, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	October 4, 2021	4.1
4.4	Form of Note representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39606	October 4, 2021	4.2
4.5	Description of Registered Securities	10-K	001-39606	March 1, 2022	4.5
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39606	October 4, 2021	10.1
10.2	Amended and Restated 2021 Stock Option and Incentive Plan and forms of agreement thereunder	10-Q	001-39606	November 9, 2022	10.1
10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	S-4	333-252009	January 11, 2021	Annex D
10.4	Shareholders’ Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, and the parties identified on the signature pages thereto	8-K	001-39606	June 4, 2021	10.4
10.5	Amended and Restated Series 1 Preferred Stock Investors’ Agreement, dated as of January 7, 2021, by and among the Registrant and the investors listed on Schedule 1 thereto	S-4	333-252009	January 11, 2021	Annex H
10.6	Amended and Restated Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto, Jay Parikh, Jennifer Dulski and the parties set forth on Schedule 2 thereto	8-K	001-39606	June 4, 2021	10.5
10.7	Series 1 Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant and certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto	8-K	001-39606	June 4, 2021	10.6
10.8	Social Finance, Inc. 2011 Stock Plan and forms of agreements thereunder	S-4	333-252009	January 11, 2021	10.17
10.9†	Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement, dated as of September 14, 2019, by and between Stadco LA, LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.12

SoFi Technologies, Inc.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

10.10	First Amendment to Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement	10-Q	001-39606	November 9, 2022	10.2
10.11	Revolving Credit Agreement, dated as of September 27, 2018, among Social Finance, Inc., as the Borrower, the Lenders party thereto, the Issuing Banks party thereto, Goldman Sachs Bank USA, as the Administrative Agent, and Citibank, N.A. and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Bookrunners	S-1	333-257092	June 14, 2021	10.13
10.12	Office Lease One Tehama, dated as of August 6, 2018, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.14
10.13	First Amendment to Office Lease One Tehama, dated as of March 28, 2019, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.15
10.14	Amended and Restated Offer of Employment Letter dated as of February 26, 2018 by and between Social Finance, Inc. and Anthony Noto	S-1	333-257092	June 14, 2021	10.16
10.15	Offer Letter dated as of May 29, 2018 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.17
10.16	CFO Promotion Letter dated as of September 14, 2020 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.18
10.17	Offer Letter dated as of May 17, 2021 by and between Galileo Financial Technologies, LLC and Derek White	S-1	333-257092	June 14, 2021	10.23
10.18	Form of Indemnification Agreement	8-K	001-39606	June 4, 2021	10.1
21*	List of Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoFi Technologies, Inc.

Date:	March 1, 2023	/s/ Anthony Noto
Anthony Noto
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2023.

Signatures	Title
/s/ Anthony Noto	Chief Executive Officer
Anthony Noto	Principal Executive Officer and Director

/s/ Christopher Lapointe	Chief Financial Officer
Christopher Lapointe	Principal Financial Officer and Principal Accounting Officer

/s/ Tom Hutton	Chairman of the Board of Directors
Tom Hutton

/s/ Steven Freiberg	Vice Chairman of the Board of Directors
Steven Freiberg

/s/ Ahmed Al-Hammadi	Director
Ahmed Al-Hammadi

/s/ Ruzwana Bashir	Director
Ruzwana Bashir

/s/ Michael Bingle	Director
Michael Bingle

/s/ Richard Costolo	Director
Richard Costolo

/s/ Clara Liang	Director
Clara Liang

/s/ Harvey Schwartz	Director
Harvey Schwartz

/s/ Magdalena Yeşil	Director
Magdalena Yeşil