Form 10-Q
period 2023-03-31
SoFi Technologies, Inc.
filed 2023-05-10
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 28, 2023 was 940,895,594 shares.

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
See Note 2. Business Combinations to the Notes to Condensed Consolidated Financial Statements within Part I, Item 1. for additional information on our business combinations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; anticipated actions by governmental authorities; and macroeconomic conditions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim”, “allow”, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “if”, “intend”, “likely”, “may”, “might”, “opportunity”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements are subject to risks, uncertainties, and other factors described in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”) and include, among other things:
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
•the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, which could cause continued or worsening economic and market volatility, and regulatory responses thereto;
•our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;
•our ability to continue to originate and sell loans to third parties, and the impact of the performance of loans held on our balance sheet;
•our ability to access sources of capital on favorable terms, if at all, including debt financing, deposits and other sources of capital to finance operations and growth;
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as elevated and fluctuating interest rates, inflationary pressures, counterparty risk, changing customer demand, capital markets volatility, instability in the financial services industry, the possibility of a recession, and domestic or international conflicts or disputes;
•the success of our marketing efforts and our ability to expand our member base;

SoFi Technologies, Inc.

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
•our ability to realize the anticipated benefits of the Bank Merger, the Technisys Merger, and any other acquisitions we undertake, including our expectations with regards to such acquisitions;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,487,778	$1,421,907
Restricted cash and restricted cash equivalents	489,736	424,395
Investment securities (includes available-for-sale securities of $174,836 and $195,438 at fair value with associated amortized cost of $180,629 and $203,418, as of March 31, 2023 and December 31, 2022, respectively)	360,068	396,769
Loans held for sale, at fair value	15,858,105	13,557,074
Loans held for investment (less allowance for credit losses on loans at amortized cost of $38,937 and $40,788, as of March 31, 2023 and December 31, 2022, respectively)	328,029	307,957
Servicing rights	146,514	149,854
Property, equipment and software	180,109	170,104
Goodwill	1,622,991	1,622,991
Intangible assets	419,880	442,155
Operating lease right-of-use assets	94,283	97,135
Other assets (less allowance for credit losses of $1,645 and $2,785, as of March 31, 2023 and December 31, 2022, respectively)	465,468	417,334
Total assets	$22,452,961	$19,007,675
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$10,016,404	$7,265,792
Noninterest-bearing deposits	72,037	76,504
Total deposits	10,088,441	7,342,296
Accounts payable, accruals and other liabilities	554,106	516,215
Operating lease liabilities	114,902	117,758
Debt	6,125,501	5,485,882
Residual interests classified as debt	15,565	17,048
Total liabilities	16,898,515	13,479,199
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; 3,234,000 and 3,234,000 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 940,338,835 and 933,896,120 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively(2)	94	93
Additional paid-in capital	6,778,262	6,719,826
Accumulated other comprehensive loss	(6,341)	(8,296)
Accumulated deficit	(1,537,943)	(1,503,521)
Total permanent equity	5,234,072	5,208,102
Total liabilities, temporary equity and permanent equity	$22,452,961	$19,007,675
______________
(1)Redemption amount is $323,400 as of March 31, 2023 and December 31, 2022.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of March 31, 2023 and December 31, 2022. See Note 10. Equity for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
(In Thousands, Except for Share Data)
The following table presents the assets and liabilities of consolidated variable interest entities (“VIEs”) which are included in our condensed consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and are in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation.

	March 31, 2023	December 31, 2022
Assets
Restricted cash and restricted cash equivalents	$138,952	$68,151
Loans held for sale, at fair value	1,164,464	931,701
Total assets	$1,303,416	$999,852
Liabilities
Accounts payable, accruals and other liabilities	$3,082	$3,053
Debt	964,932	771,454
Residual interests classified as debt	15,565	17,048
Total liabilities	$983,579	$791,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended March 31,
	2023	2022
Interest income
Loans	$357,342	$114,385
Securitizations	3,054	2,758
Other	11,168	1,269
Total interest income	371,564	118,412
Interest expense
Securitizations and warehouses	54,324	19,906
Deposits	73,116	431
Corporate borrowings	8,000	2,649
Other	114	493
Total interest expense	135,554	23,479
Net interest income	236,010	94,933
Noninterest income
Loan origination and sales	126,511	157,704
Securitizations	(3,177)	(11,281)
Servicing	12,742	12,236
Technology products and solutions	72,801	59,857
Other	27,271	16,895
Total noninterest income	236,148	235,411
Total net revenue	472,158	330,344
Noninterest expense
Technology and product development	117,059	81,908
Sales and marketing	175,154	138,138
Cost of operations	83,908	70,437
General and administrative	123,689	136,505
Provision for credit losses	8,407	12,961
Total noninterest expense	508,217	439,949
Loss before income taxes	(36,059)	(109,605)
Income tax benefit (expense)	1,637	(752)
Net loss	$(34,422)	$(110,357)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net	2,248	(4,455)
Foreign currency translation adjustments, net	(293)	(38)
Total other comprehensive income (loss)	1,955	(4,493)
Comprehensive loss	$(32,467)	$(114,850)
Loss per share (Note 16)
Loss per share – basic	$(0.05)	$(0.14)
Loss per share – diluted	$(0.05)	$(0.14)
Weighted average common stock outstanding – basic	929,270,723	852,853,596
Weighted average common stock outstanding – diluted	929,270,723	852,853,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2023	933,896,120	$93	$6,719,826	$(8,296)	$(1,503,521)	$5,208,102	3,234,000	$320,374
Share-based compensation expense	—	—	70,653	—	—	70,653	—	—
Vesting of RSUs	6,737,174	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(455,690)	—	(2,416)	—	—	(2,416)	—	—
Exercise of common stock options	161,231	—	168	—	—	168	—	—
Redeemable preferred stock dividends	—	—	(9,968)	—	—	(9,968)	—	—
Net loss	—	—	—	—	(34,422)	(34,422)	—	—
Other comprehensive income, net of taxes	—	—	—	1,955	—	1,955	—	—
Balance at March 31, 2023	940,338,835	$94	$6,778,262	$(6,341)	$(1,537,943)	$5,234,072	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	828,154,462	$83	$5,561,831	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
Share-based compensation expense	—	—	81,617	—	—	81,617	—	—
Vesting of RSUs	4,951,204	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(343,698)	—	(3,593)	—	—	(3,593)	—	—
Exercise of common stock options	1,055,775	—	1,867	—	—	1,867	—	—
Issuance of common stock in acquisition	81,856,112	8	875,034	—	—	875,042	—	—
Vested awards assumed in acquisition	—	—	2,855	—	—	2,855	—	—
Redeemable preferred stock dividends	—	—	(9,968)	—	—	(9,968)	—	—
Net loss	—	—	—	—	(110,357)	(110,357)	—	—
Other comprehensive loss, net of taxes	—	—	—	(4,493)	—	(4,493)	—	—
Balance at March 31, 2022	915,673,855	$91	$6,509,643	$(5,964)	$(1,293,471)	$5,210,299	3,234,000	$320,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(34,422)	$(110,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	64,226	77,021
Depreciation and amortization	45,321	30,698
Deferred debt issuance and discount expense	4,852	4,209
Provision for credit losses	8,407	12,961
Deferred income taxes	68	(40)
Fair value changes in residual interests classified as debt	89	2,963
Fair value changes in securitization investments	100	6,545
Other	(2,317)	3,219
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(2,301,031)	(1,049,913)
Servicing assets	3,340	(5,246)
Other assets	15,823	(13,623)
Accounts payable, accruals and other liabilities	(17,216)	30,339
Net cash used in operating activities	$(2,212,760)	$(1,011,224)
Investing activities
Purchases of property, equipment, software and intangible assets	$(23,720)	$(25,114)
Capitalized software development costs	(2,814)	—
Purchases of available-for-sale investments	(260,608)	(36,825)
Proceeds from sales of available-for-sale investments	265,634	17,651
Proceeds from maturities and paydowns of available-for-sale investments	20,409	11,964
Changes in loans held for investment, net	(29,544)	(33,884)
Proceeds from securitization investments	15,999	42,773
Purchases of non-securitization investments	(7,563)	—
Acquisition of businesses, net of cash acquired	(17,946)	73,314
Net cash (used in) provided by investing activities	$(40,153)	$49,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Financing activities
Net change in deposits	$2,754,540	$961,834
Net change in debt facilities	444,106	1,049,618
Proceeds from other debt issuances	339,995	—
Repayment of other debt	(147,985)	(112,283)
Payment of debt issuance costs	(3,865)	(2,165)
Taxes paid related to net share settlement of share-based awards	(2,416)	(3,593)
Proceeds from stock option exercises	168	1,867
Finance lease principal payments	(125)	(120)
Net cash provided by financing activities	$3,384,418	$1,895,158
Effect of exchange rates on cash and cash equivalents	(293)	(38)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,131,212	$933,775
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,846,302	768,437
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,977,514	$1,702,212

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,487,778	$1,325,135
Restricted cash and restricted cash equivalents	489,736	377,077
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,977,514	$1,702,212

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$39,701	$36,072
Share-based compensation capitalized related to internally-developed software	6,427	4,596
Non-cash loan reduction	483	375
Deferred debt issuance costs accrued but unpaid	413	—
Non-cash property, equipment, software and intangible asset additions	82	—
Deposits assumed in acquisition	—	158,016
Loans held for investment received in acquisition	—	84,485
Available-for-sale securities received in acquisition	—	10,014
Property, equipment and software acquired in acquisition	—	3,192
Debt assumed in acquisition	—	2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards

Organization
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending and financial services strategy to offer personal loans, home loans and credit cards. The Company also developed additional financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform-as-a-service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo. During 2022, the Company became a bank holding company and began operating SoFi Bank, National Association, through the Bank Merger, and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through the Technisys Merger, allowing the Company to expand its technology platform services to a broader international market. For additional information on our recent business combinations, see Note 2. Business Combinations. For additional information on our reportable segments, see Note 17. Business Segment Information.
Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts were eliminated in consolidation. The condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the SEC. We condensed or omitted certain notes and other financial information from the interim financial statements presented herein.
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on March 1, 2023 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
Use of Judgments, Assumptions and Estimates
The preparation of our condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenue, expenses, and the disclosures of contingent assets and liabilities. These estimates and assumptions are inherently subjective in nature and, therefore, actual results may differ from our estimates and assumptions, and the differences could be material. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances. These assumptions and estimates include, but are not limited to, the following: (i) fair value measurements; (ii) business combinations; and (iii) goodwill.
Restructuring
During the three months ended March 31, 2023, we recognized restructuring charges of $4,953 within noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss) associated with a small reduction in headcount in the Technology Platform segment, which primarily included employee-related wages, benefits and severance.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Recently Adopted Accounting Standards
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU addresses two topics: (i) troubled debt restructuring (“TDR”) by creditors, and (ii) vintage disclosures for gross write offs. Under the TDR provisions, the ASU eliminates the recognition and measurement guidance under ASC 310-40, Receivables — Troubled Debt Restructurings by Creditors, and instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with the accounting for other loan modifications. Additionally, the ASU enhances existing disclosure requirements around TDRs and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Under the vintage disclosure provisions, the ASU requires the entity to disclose current period gross write offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20, Financial Instruments — Credit Losses — Measured at Amortized Cost. The standard should be applied prospectively; however, for the TDR provisions, an entity has the option to apply a modified retrospective transition method. We adopted the standard effective January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 2. Business Combinations

Acquisition of Technisys S.A.
In the Technisys Merger, we acquired all of the outstanding equity interests in Technisys for total purchase consideration of $913,764. The Technisys Merger was accounted for as a business combination. Technisys is a cloud-native digital and core banking platform with an existing footprint of financial services customers in Latin America. With the acquisition of Technisys, we expanded our technology platform services to a broader international market.
During the three months ended March 31, 2023, we made payments of $17,946 related to settlements of vested employee performance awards, which was a component of the purchase consideration. There are 6,305,595 shares issued in the acquisition that remain held in escrow. The escrow shares are expected to be released no later than 15 months after the close of the acquisition, other than any escrow shares which remain subject to the indemnification provisions of the Technisys Merger agreement.
From the date of acquisition through March 31, 2022, the acquired results of operations for Technisys contributed total net revenue of $6.2 million and net loss of $1.8 million to the Company’s consolidated results, which was inclusive of amortization expense recognized on the acquired intangible assets.
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations as if the business combination had occurred on January 1, 2021:

Three Months Ended March 31,
2022
Total net revenue	$342,109
Net loss	(103,983)
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Acquisition of Golden Pacific Bancorp, Inc.
In the Bank Merger, we acquired all of the outstanding equity interests in Golden Pacific for total cash purchase consideration of $22.3 million. The Company is duly registered as a bank holding company with the Board of Governors of the Federal Reserve (the “Federal Reserve”). SoFi Bank is a national banking association whose primary federal regulator is the Office of the Comptroller of the Currency (the “OCC”). Deposit accounts of SoFi Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund to the fullest extent permitted by law.
As of March 31, 2023, a portion of the total cash purchase consideration ($3.3 million) remained held back, representing an amount payable to a dissenting Golden Pacific shareholder pending resolution of the shareholder’s dissenter’s rights appraisal claim, which could possibly result in a lower or higher amount paid to the dissenting shareholder once a ruling is made regarding the appraisal claim.
Goodwill and Intangible Assets
Goodwill as of both March 31, 2023 and December 31, 2022 was $1,622,991. Goodwill attributable to the Technology Platform and Financial Services reportable segments was $1,585,832 and $37,159, respectively. As of March 31, 2023, we did not identify any indicators of goodwill impairment nor any indicators that the carrying amounts of our intangible assets may not be recoverable.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 3. Revenue

In each of our revenue arrangements, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects our expected consideration in exchange for those goods or services. Our arrangements are discussed in our Annual Report on Form 10-K, with notable updates provided herein.
Disaggregated Revenue
The table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates, as well as a reconciliation of total revenue from contracts with customers to total noninterest income. Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss). There were no revenues from contracts with customers attributable to our Lending segment for the periods presented.

	Three Months Ended March 31,
	2023	2022
Financial Services
Referrals	$9,626	$7,768
Interchange	7,269	4,286
Brokerage	4,878	4,730
Other(1)	487	203
Total financial services	22,260	16,987
Technology Platform(2)
Technology services	72,129	59,157
Software licenses	672	700
Other(1)	421	178
Total technology platform	73,222	60,035
Total revenue from contracts with customers	$95,482	$77,022
Other Sources of Revenue
Loan origination and sales	$126,511	$157,704
Securitizations	(3,177)	(11,281)
Servicing	12,742	12,236
Other	4,590	(270)
Total other sources of revenue	$140,666	$158,389
Total noninterest income	$236,148	$235,411
_____________________
(1) In Financial Services, includes revenues from equity capital markets services and enterprise services. In Technology Platform, includes payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(2) Related to these technology products and solutions arrangements, we had deferred revenues of $8,526 and $10,028 as of March 31, 2023 and December 31, 2022, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, we recognized revenue of $2,340 and $785, respectively, associated with deferred revenues within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income (loss).
Contract Balances
As of March 31, 2023 and December 31, 2022, accounts receivable, net associated with revenue from contracts with customers was $58,772 and $61,226, respectively, which were reported within other assets in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 4. Loans

As of March 31, 2023, our loan portfolio consisted of loans held for sale, including personal loans, student loans and home loans, which are measured at fair value under the fair value option, and loans held for investment, including credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	March 31, 2023	December 31, 2022
Loans held for sale
Personal loans(1)	$10,536,999	$8,610,434
Student loans(2)	5,240,059	4,877,177
Home loans	81,047	69,463
Total loans held for sale, at fair value	15,858,105	13,557,074
Loans held for investment(3)
Credit card(4)	216,914	209,164
Commercial and consumer banking:
Commercial real estate	101,453	88,652
Commercial and industrial	6,659	7,179
Residential real estate and other consumer	3,003	2,962
Total commercial and consumer banking	111,115	98,793
Total loans held for investment, at amortized cost	328,029	307,957
Total loans	$16,186,134	$13,865,031
_____________________
(1) Includes $962,476 and $663,004 of personal loans in consolidated VIEs as of March 31, 2023 and December 31, 2022, respectively.
(2) Includes $201,988 and $268,697 of student loans in consolidated VIEs as of March 31, 2023 and December 31, 2022, respectively.
(3) See Note 5. Allowance for Credit Losses for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.
(4) For credit cards, loan origination costs are expensed as incurred primarily within noninterest expense—sales and marketing in the condensed consolidated statements of operations and comprehensive income (loss).

Loans Held for Sale
The following table summarizes the aggregate fair value of our loans held for sale, for which we elected the fair value option and are, therefore, measured at fair value on a recurring basis. See Note 12. Fair Value Measurements for the assumptions used in our fair value model.

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2023
Unpaid principal	$10,039,769	$5,086,953	$89,782	$15,216,504
Accumulated interest	69,049	20,787	162	89,998
Cumulative fair value adjustments(1)	428,181	132,319	(8,897)	551,603
Total fair value of loans(2)	$10,536,999	$5,240,059	$81,047	$15,858,105
December 31, 2022
Unpaid principal	$8,283,400	$4,794,517	$77,705	$13,155,622
Accumulated interest	55,673	19,433	151	75,257
Cumulative fair value adjustments(1)	271,361	63,227	(8,393)	326,195
Total fair value of loans(2)	$8,610,434	$4,877,177	$69,463	$13,557,074

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
__________________
(1) The increase in cumulative fair value adjustments for personal loans during the three months ended March 31, 2023 was primarily attributable to higher origination volume and higher coupon rates, while the increase for student loans was primarily attributable to lower prepayment assumptions and higher coupon rates.
(2) Each component of the fair value of loans is impacted by charge-offs during the period. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due.
The following table summarizes the aggregate fair value of loans 90 days or more delinquent. As delinquent personal loans and student loans are charged off after 120 days of delinquency, amounts presented below represent the fair value of loans that are 90 to 120 days delinquent. There were no home loans that were 90 days or more delinquent as of the dates presented.

	Personal Loans	Student Loans	Total
March 31, 2023
Unpaid principal balance	$37,754	$5,968	$43,722
Accumulated interest	1,731	306	2,037
Cumulative fair value adjustments(1)	(34,219)	(3,283)	(37,502)
Fair value of loans 90 days or more delinquent	$5,266	$2,991	$8,257
December 31, 2022
Unpaid principal balance	$27,989	$6,435	$34,424
Accumulated interest	1,207	304	1,511
Cumulative fair value adjustments(1)	(25,022)	(3,332)	(28,354)
Fair value of loans 90 days or more delinquent	$4,174	$3,407	$7,581
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due.
Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. When a transfer of financial assets qualifies as a sale, in many instances we have continued involvement as the servicer of those financial assets. As we expect the benefits of servicing to be more than just adequate, we recognize a servicing asset. Further, in the case of securitization-related transfers that qualify as sales, we have additional continued involvement as an investor, albeit at insignificant levels relative to the expected gains and losses of the securitization. In instances where a transfer is accounted for as a secured borrowing, we perform servicing (but we do not recognize a servicing asset) and typically maintain a significant investment relative to the expected gains and losses of the securitization. In whole loan sales, we do not have a residual financial interest in the loans, nor do we have any other power over the loans that would constrain us from recognizing a sale. Additionally, we have no repurchase requirements related to transfers of personal loans, student loans and non-Government-Sponsored Enterprise (“GSE”) home loans other than standard origination representations and warranties, for which we record a liability based on expected repurchase obligations. For GSE home loans, we have customary GSE repurchase requirements, which do not constrain sale treatment but result in a liability for the expected repurchase requirement.
There were no loan securitization transfers qualifying for sale accounting treatment during the three months ended March 31, 2023 and 2022.
Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—securitizations in the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2023, we did not have any deconsolidations of debt.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our whole loan sales:

	Three Months Ended March 31,
	2023	2022
Personal loans
Fair value of consideration received:
Cash	$—	$1,018,689
Servicing assets recognized	—	6,424
Repurchase liabilities recognized	—	(2,298)
Total consideration received	—	1,022,815
Aggregate unpaid principal balance and accrued interest of loans sold	—	981,855
Gain from loan sales	$—	$40,960
Student loans
Fair value of consideration received:
Cash	$—	$548,911
Servicing assets recognized	—	5,824
Repurchase liabilities recognized	—	(80)
Total consideration	—	554,655
Aggregate unpaid principal balance and accrued interest of loans sold	—	546,287
Gain from loan sales	$—	$8,368
Home loans
Fair value of consideration received:
Cash	$77,819	$359,700
Servicing assets recognized	954	4,238
Repurchase liabilities recognized	(96)	(420)
Total consideration	78,677	363,518
Aggregate unpaid principal balance and accrued interest of loans sold	77,976	365,560
Gain (loss) from loan sales	$701	$(2,042)
The following table presents information about the unpaid principal balances of transferred loans that are not recorded in our condensed consolidated balance sheets, but with which we have a continuing involvement through our servicing agreements:

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2023
Loans in delinquency	$130,475	$105,250	$15,677	$251,402
Total loans serviced(1)	2,884,653	7,173,819	5,118,433	15,176,905
December 31, 2022
Loans in delinquency	$136,179	$115,818	$16,510	$268,507
Total loans serviced(1)	3,402,795	7,586,031	5,134,306	16,123,132
_____________________
(1)Total loans serviced includes loans in delinquency, as well as loans in repayment, loans in-school/grace period/deferment (related to student loans), and loans in forbearance. The vast majority of total loans serviced represent loans in repayment as of the dates indicated.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents additional information about the servicing cash flows received and net charge-offs related to transferred loans with which we have a continuing involvement:

	Three Months Ended March 31,
	2023	2022
Personal loans
Servicing fees collected	$7,193	$8,637
Charge-offs, net of recoveries(1)	57,442	17,138
Student loans
Servicing fees collected	9,190	9,168
Charge-offs, net of recoveries(1)	9,153	8,220
Home loans
Servicing fees collected	3,160	2,636
Charge-offs, net of recoveries	—	—
Total
Servicing fees collected	$19,543	$20,441
Charge-offs, net of recoveries(1)	66,595	25,358
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
Loans Held for Investment
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
March 31, 2023
Credit card	$231,057	$4,267	$3,332	$10,833	$18,432	$249,489
Commercial and consumer banking:
Commercial real estate	102,390	—	—	—	—	102,390
Commercial and industrial	6,868	4	337	—	341	7,209
Residential real estate and other consumer(3)	3,001	—	—	—	—	3,001
Total commercial and consumer banking	112,259	4	337	—	341	112,600
Total loans	$343,316	$4,271	$3,669	$10,833	$18,773	$362,089
December 31, 2022
Credit card	$225,165	$4,670	$3,626	$10,498	$18,794	$243,959
Commercial and consumer banking:
Commercial real estate	89,544	—	—	—	—	89,544
Commercial and industrial	7,636	—	1	—	1	7,637
Residential real estate and other consumer(3)	2,966	—	—	—	—	2,966
Total commercial and consumer banking	100,146	—	1	—	1	100,147
Total loans	$325,311	$4,670	$3,627	$10,498	$18,795	$344,106
_______________
(1)All of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, there were no credit cards on nonaccrual status. As of the dates indicated, commercial and consumer banking loans on nonaccrual status were immaterial, and there were no loans that were 90 days or more past due.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)For credit card, the balance is presented before allowance for credit losses of $37,089 and $39,110 as of March 31, 2023 and December 31, 2022, respectively, and accrued interest of $4,514 and $4,315, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,848 and $1,678, respectively, and accrued interest of $363 and $324, respectively.
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

FICO	March 31, 2023	December 31, 2022
≥ 800	$16,835	$14,421
780 – 799	11,895	11,327
760 – 779	13,394	12,179
740 – 759	15,373	14,501
720 – 739	19,966	19,343
700 – 719	26,790	26,239
680 – 699	31,887	31,543
660 – 679	31,779	31,958
640 – 659	24,765	25,959
620 – 639	15,036	15,566
600 – 619	9,215	8,968
≤ 599	32,554	31,955
Total credit card	$249,489	$243,959
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
•Special mention — Loans with a potential weakness or weaknesses that deserves management’s close attention. If left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the loan or our credit position at some future date.
•Substandard — Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the full repayment. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$13,011	$34,387	$5,725	$6,278	$10,178	$19,081	$88,660	$196
Watch	1,247	4,643	1,676	—	223	2,808	10,597	—
Special mention	—	—	—	—	673	1,596	2,269	—
Substandard	—	—	—	—	—	668	668	—
Total commercial real estate	14,258	39,030	7,401	6,278	11,074	24,153	102,194	196
Commercial and industrial
Pass	30	—	—	75	—	5,430	5,535	215
Watch	—	—	—	—	127	33	160	24
Substandard	—	—	—	—	—	1,275	1,275	—
Total commercial and industrial	30	—	—	75	127	6,738	6,970	239
Residential real estate and other consumer
Pass	—	—	—	—	—	2,894	2,894	65
Watch	—	—	—	—	—	41	41	1
Total residential real estate and other consumer	—	—	—	—	—	2,935	2,935	66
Total commercial and consumer banking	$14,288	$39,030	$7,401	$6,353	$11,201	$33,826	$112,099	$501

Note 5. Allowance for Credit Losses

Our allowance for credit losses represents our current estimate of expected credit losses over the remaining contractual life of certain financial assets, including credit cards as well as commercial and consumer banking loans acquired in the Bank Merger, which relate to our Financial Services segment, and accounts receivables primarily related to our Technology Platform segment. Given our methods of collecting funds on servicing receivables, our historical experience of infrequent write offs, and that we have not observed meaningful changes in our counterparties’ abilities to pay, we determined that the future exposure to credit losses on servicing related receivables was immaterial.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended March 31, 2023
Balance at December 31, 2022	$39,110	$1,678	$2,785
Provision for credit losses(2)	8,237	170	(854)
Write-offs charged against the allowance(3)	(10,258)	—	(286)
Balance at March 31, 2023	$37,089	$1,848	$1,645
Three Months Ended March 31, 2022
Balance at December 31, 2021	$7,037	$—	$2,292
Provision for credit losses(2)	11,977	984	(591)
Allowance for PCD loans(4)	—	382	—
Write-offs charged against the allowance	(2,514)	—	(49)
Balance at March 31, 2022	$16,500	$1,366	$1,652
_____________________
(1)Credit cards and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans held for investment in the condensed consolidated balance sheets. Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the condensed consolidated balance sheets.
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses in the condensed consolidated statements of operations and comprehensive income (loss). There were immaterial recoveries of amounts previously reserved related to credit cards and commercial and consumer banking loans during the three months ended March 31, 2023 and 2022. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2023 and 2022, recoveries of amounts previously reserved related to accounts receivable were $1,161 and $1,392, respectively.
(3)The increase in credit card write-offs charged against the allowance during the three months ended March 31, 2023 relative to the corresponding period in 2022 was primarily related to our maturing portfolio.
(4)In connection with the Bank Merger, we obtained purchased credit deteriorated (“PCD”) loans, for which we measured an allowance, with a corresponding increase to the amortized cost basis as of the acquisition date. Therefore, recognition of the initial allowance for credit losses did not impact earnings.

Credit card: Accrued interest receivables written off by reversing interest income were immaterial during the three months ended March 31, 2023 and 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in available-for-sale (“AFS”) debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
March 31, 2023
U.S. Treasury securities	$101,944	$248	$—	$(2,273)	$99,919
Multinational securities(2)	19,596	75	—	(504)	19,167
Corporate bonds	38,771	211	—	(2,112)	36,870
Agency mortgage-backed securities	8,648	21	—	(871)	7,798
Other asset-backed securities	9,542	5	—	(417)	9,130
Other(3)	2,128	10	—	(186)	1,952
Total investments in AFS debt securities	$180,629	$570	$—	$(6,363)	$174,836
December 31, 2022
U.S. Treasury securities	$121,282	$217	$—	$(3,510)	$117,989
Multinational securities(2)	19,658	109	—	(724)	19,043
Corporate bonds	41,890	257	—	(2,644)	39,503
Agency mortgage-backed securities	8,899	22	—	(991)	7,930
Other asset-backed securities	9,556	5	—	(514)	9,047
Other(3)	2,133	21	—	(228)	1,926
Total investments in AFS debt securities	$203,418	$631	$—	$(8,611)	$195,438
_____________________
(1) As of March 31, 2023 and December 31, 2022, we concluded that there was no credit loss attributable to securities in unrealized loss positions. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes sovereign foreign and supranational bonds.
(3) Includes state and city municipal bond securities.
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
U.S. Treasury securities	$7,705	$(196)	$92,214	$(2,077)	$99,919	$(2,273)
Multinational securities	—	—	19,167	(504)	19,167	(504)
Corporate bonds	—	—	36,870	(2,112)	36,870	(2,112)
Agency mortgage-backed securities	—	—	7,798	(871)	7,798	(871)
Other asset-backed securities	—	—	9,130	(417)	9,130	(417)
Other	—	—	1,952	(186)	1,952	(186)
Total investments in AFS debt securities	$7,705	$(196)	$167,131	$(6,167)	$174,836	$(6,363)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
U.S. Treasury securities	$27,759	$(1,171)	$90,230	$(2,339)	$117,989	$(3,510)
Multinational securities	—	—	19,043	(724)	19,043	(724)
Corporate bonds	4,480	(313)	35,023	(2,331)	39,503	(2,644)
Agency mortgage-backed securities	6,448	(814)	1,482	(177)	7,930	(991)
Other asset-backed securities	—	—	9,047	(514)	9,047	(514)
Other	745	(200)	1,181	(28)	1,926	(228)
Total investments in AFS debt securities	$39,432	$(2,498)	$156,006	$(6,113)	$195,438	$(8,611)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
March 31, 2023
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$72,228	$29,716	$—	$—	$101,944
Multinational securities	19,596	—	—	—	19,596
Corporate bonds	10,192	25,248	3,331	—	38,771
Agency mortgage-backed securities	—	180	804	7,664	8,648
Other asset-backed securities	—	7,599	1,943	—	9,542
Other	1,191	—	—	937	2,128
Total investments in AFS debt securities	$103,207	$62,743	$6,078	$8,601	$180,629
Weighted average yield for investments in AFS debt securities(1)	4.69%	5.70%	0.01%	9.04%	5.10%
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$71,098	$28,573	$—	$—	$99,671
Multinational securities	19,092	—	—	—	19,092
Corporate bonds	9,827	23,843	2,989	—	36,659
Agency mortgage-backed securities	—	170	736	6,871	7,777
Other asset-backed securities	—	7,252	1,873	—	9,125
Other	1,173	—	—	769	1,942
Total investments in AFS debt securities	$101,190	$59,838	$5,598	$7,640	$174,266
_____________________
(1) The weighted average yield represents the effective yield for the investment securities and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $570 as of March 31, 2023.
Gross realized gains and losses on our investments in AFS debt securities were $3,356 and $509, respectively, during the three months ended March 31, 2023, and were immaterial during the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, there were no transfers between classifications of our investments in AFS debt securities. See Note 10. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”).

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Securitization Investments
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the condensed consolidated balance sheets:

	March 31, 2023	December 31, 2022
Personal loans	$14,892	$20,172
Student loans	170,340	181,159
Securitization investments	$185,232	$201,331

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
As of March 31, 2023 and December 31, 2022, we had seven and six consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the three months ended March 31, 2023, we established one consolidated VIE. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of March 31, 2023 and December 31, 2022. Intercompany balances are eliminated upon consolidation.
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
As of March 31, 2023 and December 31, 2022, we had investments in 22 and 23 nonconsolidated VIEs, respectively. During the three months ended March 31, 2023, we exercised a securitization clean up call on one nonconsolidated VIE and collapsed the associated trust.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 8. Deposits

We commenced offering deposit accounts (referred to as “checking and savings” accounts within SoFi Money) to our members through SoFi Bank in the first quarter of 2022.
The following table presents a detail of interest-bearing deposits:

	March 31, 2023	December 31, 2022
Savings deposits	$6,361,587	$4,383,953
Demand deposits(1)	2,095,440	1,912,452
Time deposits(1)(2)	1,559,377	969,387
Total interest-bearing deposits	$10,016,404	$7,265,792
_____________________
(1) As of March 31, 2023 and December 31, 2022, includes brokered deposits of $1,620,767 and $1,026,400, respectively, of which $1,526,195 and $940,000, respectively, are time deposits and $94,572 and $86,400, respectively, are demand deposits.
(2) As of March 31, 2023 and December 31, 2022, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $23,317 and $20,842, respectively.
We also have noninterest-bearing deposits associated with legacy Golden Pacific accounts.
As of March 31, 2023, future maturities of our total time deposits were as follows:

Remainder of 2023	$1,201,290
2024	357,045
2025	550
2026	289
2027	—
Thereafter	203
Total	$1,559,377

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 9. Debt

The following table summarizes the components of our debt:

Borrowing Description	March 31, 2023					December 31, 2022
	Total Collateral(1)	Stated Interest Rate(2)	Termination/ Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$1,845,226	5.00% – 6.71%	June 2023 – January 2032	$4,100,000	$1,539,865	$1,452,085
Student loan warehouse facilities	2,737,906	5.42% – 6.66%	April 2023 – June 2025	4,180,000	1,868,019	1,504,926
Credit card warehouse facility	—	6.26%	August 2024	100,000	—	—
Risk retention warehouse facilities(5)	117,157	6.37% – 7.19%	January 2024 – October 2027	200,000	95,196	101,964
Revolving credit facility(6)		5.86%	September 2023	560,000	486,000	486,000
Other Debt
Convertible senior notes(7)		—%	October 2026		1,200,000	1,200,000
Other financing(8)	28,735			23,955	—	—
Securitizations
Personal loan securitizations	955,674	0.49% – 6.21%	September 2030 – May 2031		738,588	529,132
Student loan securitizations	210,040	1.83% – 9.29%	April 2023 – July 2040		231,927	246,856

Total, before unamortized debt issuance costs, premiums and discounts					$6,159,595	$5,520,963
Less: unamortized debt issuance costs, premiums and discounts					(34,094)	(35,081)
Total debt					$6,125,501	$5,485,882
_________________
(1)As of March 31, 2023, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of March 31, 2023. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of March 31, 2023 included one-month London Inter-Bank Offered Rate (“LIBOR”), three-month LIBOR, overnight Secured Overnight Financing Rate (“SOFR”), one-month SOFR, three-month SOFR, prime rate and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 65 basis points (“bps”) on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income (loss).
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts or premiums issued during the three months ended March 31, 2023.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of March 31, 2023, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on prime rate. In April 2023, the Company amended and restated the terms of the revolving credit facility. See Note 18. Subsequent Events to the Notes to Condensed Consolidated Financial Statements for additional information.
(7)The original issue discount and debt issuance costs related to the convertible senior notes are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the three months ended March 31, 2023 and 2022, total interest expense on the convertible notes was $1,272 and $1,267, respectively, related to amortization of debt discount and issuance costs, and the effective interest rate was 0.11% and 0.11%, respectively. As of March 31, 2023 and December 31, 2022, unamortized debt discount and issuance costs were $18.1 million and $19.4 million, respectively, and the net carrying amount was $1.18 billion and $1.18 billion, respectively.
(8)Includes $28.7 million of loans pledged as collateral to secure $19.0 million of available borrowing capacity with the Federal Home Loan Bank (“FHLB”), of which $13.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $5.0 million with correspondent banks.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Material Changes to Debt Arrangements
During the three months ended March 31, 2023, we opened one personal loan warehouse facility with an aggregate maximum available capacity of $500.0 million, and closed one risk retention warehouse facility.
Our warehouse and securitization debt is secured by a continuing lien and security interest in the loans financed by the proceeds. Within each of our debt facilities, we must comply with certain operating and financial covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum cash and cash equivalents, and (iii) a maximum leverage ratio of total debt to tangible net worth. Our debt covenants can lead to restricted cash classifications in our condensed consolidated balance sheets. Our subsidiaries are restricted in the amount that can be distributed to the parent company only to the extent that such distributions would cause the financial covenants to not be met. We were in compliance with all financial covenants.
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of March 31, 2023, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

March 31, 2023
Remainder of 2023	$486,000
2024	—
2025	—
2026	1,200,000
2027	—
Thereafter	—
Total	$1,686,000

Note 10. Equity

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
As of March 31, 2023, there were 3,234,000 shares of Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Dividends
During both the three months ended March 31, 2023 and 2022, the Series 1 preferred stockholders were entitled to dividends of $9,968. Dividends payable were $9,968 as of March 31, 2023. There were no dividends payable as of December 31, 2022.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of March 31, 2023, the Company had 940,338,835 shares of common stock and no shares of non-voting common stock issued and outstanding.
The Company reserved the following common stock for future issuance:

	March 31, 2023	December 31, 2022
Outstanding stock options, restricted stock units and performance stock units	122,782,283	107,851,565
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of convertible notes(1)	53,538,000	53,538,000
Possible future issuance under stock plans	49,923,057	26,434,957
Total common stock reserved for future issuance	238,414,330	199,995,512
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the three months ended March 31, 2023 and 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended March 31, 2023
AOCI, beginning balance	$(8,611)	$315	$(8,296)
Other comprehensive income (loss) before reclassifications(1)	2,076	(293)	1,783
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income (loss)(2)	2,248	(293)	1,955
AOCI, ending balance	$(6,363)	$22	$(6,341)
Three Months Ended March 31, 2022
AOCI, beginning balance	$(1,351)	$(120)	$(1,471)
Other comprehensive loss before reclassifications(1)	(4,616)	(38)	(4,654)
Amounts reclassified from AOCI into earnings	161	—	161
Net current-period other comprehensive loss(2)	(4,455)	(38)	(4,493)
AOCI, ending balance	$(5,806)	$(158)	$(5,964)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the three months ended March 31, 2023 and 2022.
(2)There were no material tax impacts during the periods presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

Note 11. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended March 31,
	2023	2022
Interest rate swaps(1)	$(28,456)	$134,514
Interest rate caps(1)	(1,695)	2,623
Home loan pipeline hedges(1)	(1,077)	23,470
Derivative contracts to manage future loan sale execution risk	(31,228)	160,607
Interest rate swaps(2)	(1,108)	6,319
Interest rate lock commitments (“IRLCs”)(1)	418	(6,798)
Interest rate caps(1)	1,771	(2,124)
Purchase price earn-out(1)(3)	9	831
Third-party warrants(4)	24	75
Total	$(30,114)	$158,910
_____________________
(1) Recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive income (loss).
(2) Represents derivative contracts to manage securitization investment interest rate risk, which are recorded within noninterest income—securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
(3) In conjunction with a loan sale agreement, we are entitled to receive payments from the buyer of the loans underlying the agreement if the internal rate of return (as defined in the loan sale agreement) on such loans exceeds a specified hurdle, subject to a dollar cap.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(4) Includes amounts recorded within noninterest income—other, noninterest expense—cost of operations and noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss), the latter of which represents the amortization of a deferred liability recognized at the initial fair value of the third party warrants acquired, as we are also a customer of the third party.
Certain derivative instruments are subject to enforceable master netting arrangements. Accordingly, we present our net asset or liability position by counterparty in the condensed consolidated balance sheets. Additionally, since our cash collateral balances do not approximate the fair value of the derivative position, we do not offset our right to reclaim cash collateral or obligation to return cash collateral against recognized derivative assets or liabilities. The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	March 31, 2023		December 31, 2022
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$3,465	$(1,281)	$23,128	$—
Interest rate caps	—	(7,481)	—	(9,251)
Home loan pipeline hedges	9	(2,087)	1,484	(80)
Total, gross	3,474	(10,849)	24,612	(9,331)
Derivative netting	(1,290)	1,290	(80)	80
Total, net(1)	$2,184	$(9,559)	$24,532	$(9,251)
_____________________
(1) As of March 31, 2023, we had a cash collateral requirement related to these instruments of $2,078. We did not have a cash collateral requirement related to these instruments as of December 31, 2022.
The following table presents the notional amount of derivative contracts outstanding:

	March 31, 2023	December 31, 2022
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$5,428,177	$5,638,177
Interest rate caps	405,000	405,000
Home loan pipeline hedges	140,000	126,000
Interest rate caps(1)	405,000	405,000
Interest rate swaps(2)	196,823	171,823
IRLCs(3)	108,375	82,335
Total	$6,683,375	$6,828,335
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

While the notional amounts of derivative instruments give an indication of the volume of our derivative activity, they do not necessarily represent amounts exchanged by parties and are not a direct measure of our financial exposure. See Note 12. Fair Value Measurements for additional information on our derivative assets and liabilities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	March 31, 2023				December 31, 2022
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$119,086	$55,750	$—	$174,836	$137,032	$58,406	$—	$195,438
Asset-backed bonds(2)(3)	—	142,272	—	142,272	—	155,093	—	155,093
Residual investments(2)(3)	—	—	42,960	42,960	—	—	46,238	46,238
Loans at fair value	—	—	15,858,105	15,858,105	—	—	13,557,074	13,557,074
Servicing rights	—	—	146,514	146,514	—	—	149,854	149,854
Third party warrants(4)(5)	—	—	630	630	—	—	630	630
Derivative assets(4)(6)(7)	—	3,474	—	3,474	—	24,612	—	24,612
Purchase price earn-out(4)(8)	—	—	—	—	—	—	54	54
IRLCs(4)(9)	—	—	634	634	—	—	216	216
Student loan commitments(4)(9)	—	—	75	75	—	—	—	—
Interest rate caps(4)(7)	—	7,484	—	7,484	—	9,178	—	9,178
Digital assets safeguarding asset(4)(10)	—	167,954	—	167,954	—	106,826	—	106,826
Total assets	$119,086	$376,934	$16,048,918	$16,544,938	$137,032	$354,115	$13,754,066	$14,245,213
Liabilities
Debt(11)	$—	$74,675	$—	$74,675	$—	$89,142	$—	$89,142
Residual interests classified as debt	—	—	15,565	15,565	—	—	17,048	17,048
Derivative liabilities(4)(6)(7)	—	10,849	—	10,849	—	9,331	—	9,331
Student loan commitments(4)(9)	—	—	—	—	—	—	236	236
Digital assets safeguarding liability(4)(10)	—	167,954	—	167,954	—	106,826	—	106,826
Total liabilities	$—	$253,478	$15,565	$269,043	$—	$205,299	$17,284	$222,583
_____________________
(1)The investments in AFS debt securities that were classified as Level 2 rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. See Note 6. Investment Securities for additional information.
(2)These assets are presented within investment securities in the condensed consolidated balance sheets.
(3)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. See Note 7. Securitization and Variable Interest Entities for additional information. We classify asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The key inputs used to value the asset-backed bonds include the discount rate and conditional prepayment rate. The fair value of our asset-backed bonds was not materially impacted by default assumptions on the underlying securitization loans, as the subordinate residual interests are expected to absorb all estimated losses based on our default assumptions for the period. We classify the residual investments as Level 3 due to the reliance on significant unobservable valuation inputs.
(4)These assets and liabilities are presented within other assets and accounts payable, accruals and other liabilities, respectively, in the condensed consolidated balance sheets.
(5)The key unobservable assumption used in the fair value measurement of the third party warrants was the price of the stock underlying the warrants. The fair value was measured as the difference between the stock price and the strike price of the warrants. As the strike price was insignificant, we concluded that the impact of time value on the fair value measure was immaterial.
(6)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. These instruments are presented on a gross basis herein. See Note 11. Derivative Financial Instruments for additional information.
(7)Home loan pipeline hedges represent to-be-announced (“TBA”) securities used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of March 31, 2023 and December 31, 2022, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
(8)The purchase price earn-out provision is classified as Level 3 because of our reliance on unobservable inputs related to the underlying loan portfolio performance, such as conditional prepayment rates, annual default rates and discount rates.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
(11)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of March 31, 2023 and December 31, 2022, the unpaid principal related to debt measured at fair value was $82,647 and $98,868, respectively. For the three months ended March 31, 2023, losses from changes in fair value were $944. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market, were immaterial.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at						Fair Value at
	January 1, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	March 31, 2023
Assets
Personal loans	$8,610,434	$86,094	$40,039	$—	$2,951,358	$(1,150,926)	$10,536,999
Student loans	4,877,177	67,190	—	—	525,373	(229,681)	5,240,059
Home loans	69,463	(494)	552	(77,880)	89,787	(381)	81,047
Loans at fair value(1)	13,557,074	152,790	40,591	(77,880)	3,566,518	(1,380,988)	15,858,105
Servicing rights	149,854	12,084	613	(135)	954	(16,856)	146,514
Residual investments(2)	46,238	1,104	—	(306)	—	(4,076)	42,960
Purchase price earn out	54	9	—	—	—	(63)	—
IRLCs(3)	216	634	—	—	—	(216)	634
Student loan commitments(3)	(236)	75	—	—	—	236	75
Third party warrants	630	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(2)	(17,048)	(89)	—	—	—	1,572	(15,565)
Net impact on earnings		166,607

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at						Fair Value at
	January 1, 2022	Impact on Earnings	Purchases	Sales	Issuances	Settlements	March 31, 2022
Assets
Personal loans	$2,289,426	$(7,016)	$160,748	$(977,920)	$2,026,004	$(372,454)	$3,118,788
Student loans	3,450,837	(42,370)	116,433	(544,150)	983,804	(227,115)	3,737,439
Home loans	212,709	(9,162)	498	(365,370)	312,383	(4,400)	146,658
Loans at fair value(1)	5,952,972	(58,548)	277,679	(1,887,440)	3,322,191	(603,969)	7,002,885
Servicing rights	168,259	11,580	629	(1,410)	16,486	(22,039)	173,505
Residual investments(2)	121,019	762	—	—	—	(15,104)	106,677
Purchase price earn out	4,272	830	—	—	—	(2,817)	2,285
Student loan commitments(3)	2,220	23	—	—	—	(2,220)	23
Third party warrants	1,369	(142)	—	—	—	—	1,227
Liabilities
Residual interests classified as debt(2)	(93,682)	(2,963)	—	—	—	26,113	(70,532)
IRLCs(3)	3,759	(3,039)	—	—	—	(3,759)	(3,039)
Net impact on earnings		(51,497)
_____________________
(1)For loans at fair value, issuances represent the principal balance of loans originated during the period. Purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity during the three months ended March 31, 2023 and 2022 included securitization clean-up calls of $39,936 and $275,499, respectively. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are impacted by valuation assumption changes, as well as sales price execution and amount of time the loans are held prior to sale. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $(50,529) and $6,496 during the three months ended March 31, 2023 and 2022, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
(2)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, we record changes in fair value within noninterest income—securitizations in the condensed consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(3)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. For year-to-date periods, amounts represent the summation of the per-quarter effects. Changes in fair value are recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive income (loss).
Level 3 Significant Inputs
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Level 3 fair value measurements include unobservable inputs for assets or liabilities for which there is little or no market data, which requires us to develop our own assumptions. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the asset or liability.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	March 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	14.0% – 24.2%	19.1%	17.3% – 25.5%	19.1%
Annual default rate	3.2% – 52.8%	4.6%	3.8% – 37.7%	4.4%
Discount rate	5.2% – 8.6%	5.5%	5.4% – 8.3%	6.1%
Student loans
Conditional prepayment rate	8.5% – 12.9%	10.4%	16.3% – 21.8%	20.4%
Annual default rate	0.2% – 4.3%	0.4%	0.2% – 4.5%	0.5%
Discount rate	3.7% – 8.1%	4.1%	3.6% – 8.7%	4.0%
Home loans
Conditional prepayment rate	2.1% – 13.4%	8.9%	2.0% – 10.2%	7.0%
Annual default rate	0.1% – 0.9%	0.1%	0.1% – 1.3%	0.1%
Discount rate	5.6% – 14.5%	6.0%	5.7% – 14.1%	5.9%
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
•Discount rate — The weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the loans. The discount rate is primarily determined based on an underlying benchmark rate curve and spread(s), the latter of which is determined based on factors including, but not limited to, weighted average coupon rate, prepayment rate, default rate and resulting expected duration of the assets. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
See Note 4. Loans for additional loan fair value disclosures.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	March 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.2% – 0.6%	0.3%	0.2% – 0.5%	0.3%
Conditional prepayment rate	18.2% – 28.9%	22.8%	17.9% – 31.3%	22.7%
Annual default rate	3.5% – 17.5%	5.7%	3.4% – 7.9%	4.9%
Discount rate	7.8% – 7.8%	7.8%	7.8% – 7.8%	7.8%
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	9.1% – 15.3%	12.5%	15.4% – 21.9%	17.8%
Annual default rate	0.3% – 3.7%	0.5%	0.3% – 4.3%	0.4%
Discount rate	7.8% – 7.8%	7.8%	7.8% – 7.8%	7.8%
Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	4.9% – 12.3%	5.5%	4.9% – 11.0%	5.2%
Annual default rate	0.1% – 0.2%	0.1%	0.1% – 0.1%	0.1%
Discount rate	9.0% – 9.0%	9.0%	9.0% – 9.0%	9.0%

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	March 31, 2023	December 31, 2022
Market servicing costs
2.5 basis points increase	$(10,615)	$(10,395)
5.0 basis points increase	(21,230)	(20,807)
Conditional prepayment rate
10% increase	$(3,592)	$(4,036)
20% increase	(7,011)	(7,833)
Annual default rate
10% increase	$(163)	$(166)
20% increase	(326)	(331)
Discount rate
100 basis points increase	$(4,093)	$(3,905)
200 basis points increase	(7,921)	(7,562)

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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	March 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	12.7% – 25.2%	14.4%	17.9% – 32.0%	19.9%
Annual default rate	0.4% – 5.8%	1.1%	0.4% – 5.4%	1.1%
Discount rate	5.0% – 10.0%	6.9%	4.8% – 10.5%	6.7%
Residual interests classified as debt
Conditional prepayment rate	12.5% – 13.1%	12.6%	17.2% – 18.1%	17.8%
Annual default rate	0.6% – 0.8%	0.6%	0.6% – 0.8%	0.7%
Discount rate	7.8% – 7.8%	7.8%	7.5% – 7.5%	7.5%
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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

	March 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	2.6% – 58.5%	57.8%	11.1% – 58.6%	46.3%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $4,842 as of March 31, 2023. See Note 11. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
Safeguarding Assets and Liabilities
Through our SoFi Invest product (via our wholly-owned subsidiary, SoFi Digital Assets, LLC, a licensed money transmitter), our members can invest in digital assets. We engage third parties to provide custodial services for our digital assets offering, which includes holding the cryptographic key information and working to protect the digital assets from loss or theft. The third-party custodians hold digital assets as custodial assets in an account in SoFi’s name for the benefit of our members. We maintain the internal recordkeeping of our members’ digital assets, including the amount and type of digital assets owned by each of our members in the custodial accounts. We currently utilize two third-party custodians. Therefore, we have concentration risk in the event the custodians are not able to perform in accordance with our agreements. As of March 31, 2023, we did not identify any loss events.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the significant digital assets held by our third-party custodians on behalf of our members:

	March 31, 2023	December 31, 2022
Bitcoin (BTC)	$76,729	$44,346
Ethereum (ETH)	55,026	37,826
Cardano (ADA)	8,403	5,217
Dogecoin (DOGE)	5,483	4,784
Solana (SOL)	3,432	1,588
Litecoin (LTC)	3,165	2,492
Ethereum Classic (ETC)	2,957	2,333
All other(1)	12,759	8,240
Digital assets safeguarding liability and corresponding safeguarding asset	$167,954	$106,826
___________________
(1)Includes 23 and 23 digital assets as of March 31, 2023 and December 31, 2022, respectively, none of which were determined to be individually significant.
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets
Cash and cash equivalents(1)	$2,487,778	$2,487,778	$—	$—	$2,487,778
Restricted cash and restricted cash equivalents(1)	489,736	489,736	—	—	489,736
Loans at amortized cost(2)	328,029	—	—	348,885	348,885
Other investments(3)	33,503	—	33,503	—	33,503
Total assets	$3,339,046	$2,977,514	$33,503	$348,885	$3,359,902
Liabilities
Deposits(4)	$10,088,441	$—	$10,087,506	$—	$10,087,506
Debt(5)	6,050,826	847,511	4,874,094	—	5,721,605
Total liabilities	$16,139,267	$847,511	$14,961,600	$—	$15,809,111
December 31, 2022
Assets
Cash and cash equivalents(1)	$1,421,907	$1,421,907	$—	$—	$1,421,907
Restricted cash and restricted cash equivalents(1)	424,395	424,395	—	—	424,395
Loans at amortized cost(2)	307,957	—	—	328,775	328,775
Other investments(3)	28,651	—	28,651	—	28,651
Total assets	$2,182,910	$1,846,302	$28,651	$328,775	$2,203,728
Liabilities
Deposits(4)	$7,342,296	$—	$7,340,160	$—	$7,340,160
Debt(5)	5,396,740	826,242	4,219,574	—	5,045,816
Total liabilities	$12,739,036	$826,242	$11,559,734	$—	$12,385,976
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
(3)Other investments include Federal Reserve Bank (“FRB”) stock and FHLB stock, which are presented within other assets in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
Nonrecurring Fair Value Measurements
Investments in equity securities of $22,861 and $22,825 as of March 31, 2023 and December 31, 2022, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. As of March 31, 2023 and December 31, 2022, the balance was primarily composed of a $19,739 investment valued under the measurement alternative method during 2022 that was a former equity method investment.

Note 13. Share-Based Compensation

The 2021 Stock Option and Incentive Plan (the “2021 Plan”) allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) (including performance stock units, or “PSUs”), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2023	2022
Technology and product development	$18,228	$17,492
Sales and marketing	6,587	5,133
Cost of operations	1,500	4,143
General and administrative	37,911	50,253
Total	$64,226	$77,021
Total compensation and benefits, inclusive of share-based compensation expense, was $216,415 and $187,809 for the three months ended March 31, 2023 and 2022, respectively. Compensation and benefits expenses are presented within each of the financial statement line items within noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss).
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2023	18,749,679	$7.43	4.7
Exercised	(161,231)	1.04
Expired	(18,571)	6.36
Outstanding as of March 31, 2023	18,569,877	$7.49	4.4
Exercisable as of March 31, 2023	18,525,473	$7.49	4.4

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Total compensation cost related to unvested stock options not yet recognized as of March 31, 2023 was immaterial.
Restricted Stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	69,538,139	$9.07
Granted	27,547,218	6.21
Vested(1)	(6,737,174)	9.16
Forfeited	(4,208,806)	9.31
Outstanding as of March 31, 2023	86,139,377	$8.13
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the three months ended March 31, 2023 was $61.7 million.
As of March 31, 2023, there was $650.8 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 2.6 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	19,563,747	$9.84
Forfeited	(1,490,718)	7.51
Outstanding as of March 31, 2023	18,073,029	$10.03
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. As of March 31, 2023, there was $32.4 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.3 years.

Note 14. Income Taxes

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
For the three months ended March 31, 2023 and 2022, we recorded income tax benefit (expense) of $1,637 and $(752), respectively. Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the three-month 2023 period, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2023, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.

During the three months ended March 31, 2023, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
valuation allowance is recognized. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.

Note 15. Commitments, Guarantees, Concentrations and Contingencies

Leases
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Operating Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2023 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for new operating lease liabilities of $822 during the three months ended March 31, 2023. During the three months ended March 31, 2023, we recognized impairment expense of $1,243 within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss) related to a sublease arrangement of an office premise. Fair value was determined using a discounted cash flow methodology.
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
We are dependent on third-party funding sources to originate loans, as well as our deposit balances. Additionally, we sell loans to various third parties. We have historically sold loans to a limited pool of third-party buyers. No individual third-party buyer accounted for 10% or more of consolidated total net revenues for the periods presented.
Within our Technology Platform segment, we have a relatively smaller number of clients compared to our lending business. As such, the loss of one or a few of our top clients could be significant to that portion of our business. No individual client accounted for 10% or more of consolidated total net revenues for the periods presented.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
As of March 31, 2023 and December 31, 2022, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $1.0 million and $1.4 million, respectively, related to our estimated repurchase obligation, with the corresponding charges recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2023 and December 31, 2022, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $5.0 billion and $5.1 billion, respectively.
As of March 31, 2023 and December 31, 2022, we had a total of $8.6 million and $9.1 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $2.6 million and $3.1 million of our cash as of March 31, 2023 and December 31, 2022, respectively, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, we had a total of $13.7 million and $11.7 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of March 31, 2023 and December 31, 2022, we were in compliance with all minimum net worth requirements and, therefore, have not accrued any liabilities related to fines or penalties.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted loss per share were as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(34,422)	$(110,357)
Less: Redeemable preferred stock dividends	(9,968)	(9,968)
Net loss attributable to common stockholders – basic and diluted	$(44,390)	$(120,325)
Denominator:
Weighted average common stock outstanding – basic	929,270,723	852,853,596
Weighted average common stock outstanding – diluted	929,270,723	852,853,596
Loss per share – basic	$(0.05)	$(0.14)
Loss per share – diluted	$(0.05)	$(0.14)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of the period.

	March 31,
	2023	2022
Common stock options	18,569,877	20,059,315
Common stock warrants	12,170,990	12,170,990
Unvested RSUs	86,139,377	62,633,066
Unvested PSUs	18,073,029	23,092,586
Convertible notes(1)	53,538,000	53,538,000
Contingent common stock(2)	6,305,595	6,903,663
Potentially issuable contingent common stock(3)	—	598,068
________________________
(1)Represents the shares of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the date indicated.
(2)As of March 31, 2023, includes contingently returnable common stock in connection with the Technisys Merger, which consists of shares that may be used to satisfy certain indemnification claims, subject to certain limitations, and to cover any outstanding claims or indemnifications pursuant to the merger agreement. See Note 2. Business Combinations for additional information.
(3)As of March 31, 2022, included the maximum amount of potentially issuable contingent common stock in connection with the Technisys Merger, which was pending final agreement regarding a closing net working capital calculation specified in the merger agreement.

Note 17. Business Segment Information

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
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
We apply a funds transfer pricing (“FTP”) framework to attribute net interest income to our business segments based on their usage and/or provision of funding. The primary objective of the FTP framework is to transfer interest rate risk from the business segments by providing matched duration of funding of assets and liabilities to allocate interest income and interest expense to each segment. Therefore, the financial impact, management and reporting of interest rate risk is centralized in Corporate/Other, where it is monitored and managed. The application of the FTP framework impacts the measure of net interest income and, thereby, total net revenue and contribution profit (loss) for our Lending and Financial Services segments, as well as the total net revenue of Corporate/Other, but has no impact on our consolidated results of operations.
Assets are not allocated to reportable segments, as our CODM does not evaluate reportable segments using discrete asset information.
Segment Information
Lending. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests (inclusive of our economic hedging activities), gains or losses recognized on transfers that meet the true sale requirements, and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. In our Lending segment, we also earn the difference between interest income earned on our loans and interest expense, as determined using the FTP framework. Our CODM considers net interest income in addition to contribution profit in evaluating the performance of our Lending segment and making resource allocation decisions. Therefore, we present interest income net of interest expense.
Technology Platform. The Technology Platform segment includes: (i) technology products and solutions revenue, which is primarily related to our platform-as-a-service through Galileo, which provides the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features, and (ii) beginning in March 2022, revenue earned by Technisys, which expanded our segment to include a cloud-native digital and core banking platform offering and which results in the sale of software licenses and the provision of related technology solutions. See Note 2. Business Combinations for additional information on the Technisys Merger.
Financial Services. The Financial Services segment primarily includes our SoFi Money product (primarily inclusive of checking and savings accounts, as well as cash management accounts), SoFi Invest product, SoFi Credit Card product, SoFi Relay personal finance management product and other financial services, such as lead generation and content for other financial services institutions and our members. Checking and savings provides members a digital banking experience that offers no account fees, 2-day early paycheck and a competitive annual percentage yield. SoFi Money cash management provides members a digital cash management experience. Effective June 5, 2022, our cash management accounts no longer earn interest, as we implemented our plan to build new features only for checking and savings and reduce support of our cash management accounts. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework,

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
interchange fees on our member debit and credit transactions and digital assets transaction fees, and fees related to pay for order flow and share lending arrangements in SoFi Invest. We also earn referral fees in connection with referral activity we facilitate through our platform.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Three Months Ended March 31, 2023
Net revenue
Net interest income (expense)	$201,047	$—	$58,037	$259,084	$(23,074)	$236,010
Noninterest income (expense)(2)	136,034	77,887	23,064	236,985	(837)	236,148
Total net revenue (loss)	337,081	77,887	81,101	496,069	(23,911)	472,158
Servicing rights – change in valuation inputs or assumptions(3)	(12,084)	—	—	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	89	—	—	89
Directly attributable expenses	(115,188)	(63,030)	(105,336)	(283,554)
Contribution profit (loss)	$209,898	$14,857	$(24,235)	$200,520
Three Months Ended March 31, 2022
Net revenue
Net interest income (expense)	$94,354	$—	$5,882	$100,236	$(5,303)	$94,933
Noninterest income (expense)(2)	158,635	60,805	17,661	237,101	(1,690)	235,411
Total net revenue (loss)	$252,989	$60,805	$23,543	$337,337	$(6,993)	$330,344
Servicing rights – change in valuation inputs or assumptions(3)	(11,580)	—	—	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	2,963	—	—	2,963
Directly attributable expenses	(111,721)	(42,550)	(73,058)	(227,329)
Contribution profit (loss)	$132,651	$18,255	$(49,515)	$101,391
____________________
(1)Within the Technology Platform segment, intercompany fees were $3,741 and $770 for the three months ended March 31, 2023 and 2022, respectively. The equal and offsetting intercompany expenses are reflected within the Financial Services and Technology Platform segment directly attributable expenses. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
(2)Refer to Note 3. Revenue for a reconciliation of revenue from contracts with customers to total noninterest income (expense).
(3)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change, which is recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income (loss), is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(4)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
No single customer accounted for more than 10% of our consolidated revenues for the periods presented.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table reconciles reportable segments total contribution profit to loss before income taxes. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Three Months Ended March 31,
	2023	2022
Reportable segments total contribution profit	$200,520	$101,391
Corporate/Other total net loss	(23,911)	(6,993)
Intercompany expenses	3,741	770
Servicing rights – change in valuation inputs or assumptions	12,084	11,580
Residual interests classified as debt – change in valuation inputs or assumptions	(89)	(2,963)
Expenses not allocated to segments:
Share-based compensation expense	(64,226)	(77,021)
Employee-related costs(1)	(61,814)	(42,690)
Depreciation and amortization expense	(45,321)	(30,698)
Other corporate and unallocated expenses(2)	(57,043)	(62,981)
Loss before income taxes	$(36,059)	$(109,605)
__________________
(1)Includes compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, corporate and FDIC insurance costs and transaction-related expenses.

Note 18. Subsequent Events

On April 3, 2023, the Company acquired all of the outstanding equity interests in Wyndham Capital Mortgage (“Wyndham”) for cash consideration. The acquisition will be accounted for as a business combination and is not expected to be a significant acquisition under GAAP. Wyndham is a leading fintech mortgage lender. With the acquisition of Wyndham, we broadened our suite of home loan products and now manage the technology for a digitized mortgage experience.
On April 28, 2023, the Company entered into an Amended and Restated Revolving Credit Agreement (“Amended and Restated Credit Agreement”), which amended and restated the Revolving Credit Agreement (“Original Credit Agreement”), dated as of September 27, 2018, among Social Finance, Inc., the lenders party thereto, the issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent. The Amended and Restated Credit Agreement amended and restated the Original Credit Agreement to, among other things, (i) increase the initial aggregate commitment to $645 million, (ii) extend the maturity date of the revolving credit facility to the date that is five years after the closing date, (iii) change the borrower entity under the revolving credit facility to SoFi Technologies, Inc., (iv) replace LIBOR as the term benchmark rate applicable to revolving loans denominated in U.S. dollars with a secured overnight financing benchmark rate equal to Term SOFR plus a credit spread adjustment of 0.10%, and (v) effect certain other changes. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a certain amount of unrestricted cash and cash equivalents and to meet certain risk-based capital ratios and a leverage ratio.

SoFi Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as SoFi Technologies’ audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

We are a member-centric, one-stop shop for financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients”.
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
In order to help achieve our mission, we offer personal loans, student loans and home loans and related servicing. We also offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, and we offer products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. We have also made strategic acquisitions to further expand our platform capabilities for enterprises, which we believe will deepen our participation in the entire technology ecosystem powering digital financial services.
Our three reportable segments and their primary product offerings as of March 31, 2023 were as follows:

Members
We have created an innovative financial services platform designed to offer best-in-class products to meet the broad objectives of our members and the lifecycle of their financial needs. Our platform offers our members (as defined under “Key Business Metrics”) a suite of financial products and services, enabling them to borrow, save, spend, invest and protect their finances across one integrated platform. Our aim is to create a best-in-class, integrated financial services platform that will

SoFi Technologies, Inc.

generate a virtuous cycle whereby positive member experiences will lead to new product adoption by existing members and enhanced profitability for each additional product by lowering overall member acquisition costs and increasing the lifetime value of our members. We refer to this virtuous cycle as our “Financial Services Productivity Loop”.
We believe that developing a relationship with our members and gaining their trust is central to our success as a financial services platform. Moreover, we believe that some of the current frictions faced by other financial institutions are caused by a disjointed and non-seamless product experience, a lack of digital customer acquisition, subpar mobile web products instead of digital native apps and incomplete product offerings to meet a customer’s holistic financial needs. Through our mobile technology and continuous effort to improve our financial services products, we are seeking to build a financial services platform that members can access for all of their financial services needs.
Enterprises
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services, and have become interconnected with the SoFi platform. We have continued to expand our platform capabilities for enterprises through strategic acquisitions, including: (i) our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and (ii) the Technisys Merger in the first quarter of 2022, through which we added a cloud-native digital and core banking platform into our technology platform offerings and expanded our technology platform services to a broader international market. We believe that these expansions will deepen our participation in the entire technology ecosystem powering digital financial services, allowing us to not only reduce costs to operate our member-centric business, but also deliver increasing value to our enterprise customers. While our enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future.
SoFi Bank
In February 2022, we closed the Bank Merger, pursuant to which we became a bank holding company and began operating SoFi Bank. Golden Pacific’s community bank business continues to operate as a division of SoFi Bank. As a bank holding company, we offer checking and savings accounts through SoFi Bank. We are originating all new loan applications within SoFi Bank and we have transferred SoFi Credit Card and the majority of other lending products to SoFi Bank. We intend to continue to explore other products for SoFi Bank over time. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which have a lower borrowing cost of funds than our warehouse and securitization financing model, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity, and (iv) through deposits, providing us with meaningful member data that can allow us to better serve our members’ financial needs. See Part II, Item 1A. “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
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

SoFi Technologies, Inc.

Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment. We implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, under which Lending segment net interest income represents the difference between interest income earned on our loans and an FTP charge for the segment’s use of funds to originate loans, which can fluctuate based on changes in interest rates, funding curves, the composition of our balance sheet and the availability of capital. See Note 17. Business Segment Information to the Notes to Condensed Consolidated Financial Statements for additional information on the FTP framework.
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
Student Loans.   We operate in the student loan refinance space, with a focus on prime and super-prime school loans, as well as the “in-school” lending space, which allows members to borrow funds while they attend school. We offer flexible loan sizes, repayment options and competitive rates. Within student loan refinancing, we generally offer loan sizes of $5,000 or higher, subject to legal and/or licensing requirements, with terms generally ranging from 5 to 20 years. Within in-school loans, we generally offer loan sizes of $1,000 or higher, subject to legal and/or licensing requirements, with terms generally ranging from 5 to 15 years. We regularly update the annual percentage rates offered on our fixed and variable-rate student loans.
Home Loans.   We offer agency and non-agency loans for members purchasing a home or refinancing an existing mortgage. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3%, a close on time guarantee, and educational tools and calculators. We generally offer loan sizes of $100,000 to $726,200 for one-unit properties in conforming normal cost areas (with exceptions for loan sizes less than $100,000 considered on a case-by-case basis), up to $1,089,300 for conforming high cost areas (GSE-eligible loans above the normal conforming limit, which is determined by county) and up to $2,500,000 for jumbo loans (loans in the jumbo loan program). Our fixed rate home loans generally have terms of 10, 15, 20 or 30 years. We recently began offering an adjustable rate mortgage product for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans. We expect to expand our home loan product offerings as a result of our acquisition of Wyndham.
Lending Model
Although our lending business remains primarily a gain-on-sale model, whereby we seek to originate loans, recognize a gain from these loans and sell them into either our whole loan or securitization channels, operating SoFi Bank has also provided us with more flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to maximize our return and balance our risk by earning interest on these loans for a longer period and to be selective in our sales arrangements. We sell our whole loans primarily to large financial institutions, such as bank holding companies. In securitization transactions that do not qualify for sale accounting, the related assets remain on our balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor. In the case of both whole loan sales and securitizations, and with the exception of certain of our home loans, we also continue to retain servicing rights to our originated loans following transfer. We view servicing as an integral component of the Lending segment, as we believe our servicing function is an important asset because of the connection to the member it affords us throughout the life of the loan. We directly service all of the personal loans that we originate. We act as master servicer for, and rely on sub-servicers to directly service, all of our student loans and GSE conforming home loans. We believe this ongoing relationship with our members enhances the effectiveness of our Financial Services Productivity Loop by increasing member touchpoints and driving new product adoption by existing members.
We rely upon deposits, warehouse financing and our own capital to enable us to continue to expand our origination capabilities. Our ability to utilize deposits held at SoFi Bank to fund our loans has lowered our overall cost of asset-backed financing relative to alternative sources of funding.
Underwriting Process
We have developed an extensive underwriting process across each lending product that is focused on willingness to pay (measured by credit attributes), ability to pay (measured through income verification), and stability (measured by debt service in relation to other loans). A key element of our underwriting process is the ability to facilitate risk-based interest rates that we believe are appropriate for each loan using proprietary risk models through which we project quarterly loan

SoFi Technologies, Inc.

performance, including expected losses and prepayments. We believe the outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members.
Our personal loan and student loan underwriting models are typically based on credit reports, industry credit and bankruptcy prediction models, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Our underwriting strategy utilizes an advanced risk model that provides refined risk separation. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt service, and collateral eligibility established by GSEs. Home loans originated by us that are non-agency loans are subject to our credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum qualified mortgage limits on debt-to-income service and caps on loan-to-value based on an accredited appraisal. We also leverage our data to provide existing members a streamlined application process through automation. Across our loan products, existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products.
Technology Platform Segment
Our Technology Platform segment consists of Galileo and Technisys. Through Galileo, we provide technology platform services through a suite of program, event and authorization application programming interfaces for financial and non-financial institutions. Technisys is a cloud-native digital and core banking platform with financial services customers predominantly in Latin America. Through Technisys, we earn technology product and solutions revenue through sales of software licenses and the provision of maintenance and support services related to those software licenses. We also provide additional technology solutions for our clients as their business needs evolve over time, which we refer to as “evolution labs.”
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
•SoFi Money: Checking and savings accounts provide a digital banking experience. Following the Bank Merger, we began to allow members to convert their cash management accounts into checking and savings accounts held at SoFi Bank. Effective June 5, 2022, most of our cash management accounts no longer earn interest, as we implemented our plan to build new features only for checking and savings accounts and reduce support of our cash management accounts.
•SoFi Invest: A mobile-first investment platform offering members access to trading and advisory solutions, such as active investing, robo-advisory and digital assets accounts. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform.
•SoFi Credit Card: Designed to help our members save, invest and pay down debt through a variable rewards program, with higher rewards offerings when redeeming into other SoFi products. Our credit card product features no annual fee and up to 3% cash back rewards with direct deposit setup through SoFi Bank.
•Loan referrals: A service through which we present loan referral leads to our affiliate partners.
•SoFi Relay: A personal finance management product that allows members to track all of their financial accounts in one place and gain meaningful insights into their financial health and habits, such as credit score monitoring and spending behaviors. SoFi Relay also provides us with unified intelligence about our members that offers information about what SoFi products and features may help our members best achieve their financial goals, allowing us to further personalize the SoFi experience for our members.

SoFi Technologies, Inc.

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
We earn revenues in connection with our Financial Services segment primarily in the following ways:
•Net interest income: Net interest income is a key component of the profitability of our Financial Services segment as it relates primarily to our SoFi Money and credit card products. Net interest income on SoFi Money is based on interest income determined using our FTP framework, net of interest expense based on the interest rate offered to our members on their deposits. Net interest income on credit card is based on the contractual interest included in credit card agreements, net of interest expense as determined using the FTP framework. See Note 17. Business Segment Information to the Notes to Condensed Consolidated Financial Statements for additional information on the FTP framework.
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. We also earn referral fulfillment fees for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. Our referral fee is calculated as either a fixed price per successful referral or a percentage of the transaction volume between the enterprise partners and referred consumers.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards, which are reduced by fees payable to card associations and other third parties. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We arrange for performance by a card association and bank issuer to enable certain aspects of the SoFi-branded transaction card process. We enter into contracts that establish the shared economics of SoFi-branded transaction cards.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product and digital assets activity. In our share lending arrangements and payment for order flow arrangements, we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. In our digital assets arrangements, our fee is calculated as a negotiated percentage of the transaction volume.

Business Highlights

We achieved strong results for the three months ended March 31, 2023, including record total net revenue of $472.2 million, representing an increase of 43% over total net revenue in the same period of 2022. We realized strong momentum in member and product growth and cross-buy adds, reflecting the benefits of our broad product suite and Financial Services Productivity Loop strategy. We added approximately 1.8 million new members from the end of the first quarter of 2022, with 5.7 million total members as of March 31, 2023, a 46% year-over-year increase. We also added 2.7 million new products over this time period, with 8.6 million total products as of March 31, 2023, a 46% year-over-year increase.
Lending segment contribution profit of $209.9 million for the three months ended March 31, 2023, at a margin of 62%, increased 58% over the same period of 2022, which had a contribution margin of 52%. Additionally, average net interest margin of 5.48% in the three months ended March 31, 2023 increased 110 basis points compared to 4.38% in the same period of 2022. Growth in net interest income was driven by an increase in both average interest-earning assets and average yields, slightly offset by an increase in the cost of interest-bearing liabilities. Origination volume increased 7% year over year, primarily driven by demand for personal loans and despite continued headwinds in the student and home loan businesses. With our acquisition of Wyndham Capital Mortgage (“Wyndham”) in April 2023, we expect to have an acceleration in home loans originations.
Technology Platform segment total net revenue increased 28% for the three months ended March 31, 2023 compared to the same period of 2022, while contribution profit of $14.9 million decreased 19% year over year. Year-over-year comparisons are impacted by a partial period of contribution from Technisys in 2022 compared to a full period of contribution in 2023, as well as the impact to Galileo of the previously announced migration by a large client of the majority of its

SoFi Technologies, Inc.

processing volumes to a pure processor in the fourth quarter of 2022, which contributed to lower total net revenue in the first quarter of 2023 relative to the fourth quarter of 2022. Galileo total accounts increased by 15% as of March 31, 2023 compared to March 31, 2022, while Galileo total net revenue increased by 3% during this period. Excluding the impact on the first quarter of 2022 of the large client that migrated, Technology Platform segment total net revenue increased 40% year over year, and Galileo total net revenue increased 14% year over year. We have begun to shift our strategy to target larger potential clients with larger existing businesses, business-to-business clients and a more durable client base, which is expected to have a longer sales cycle.
Within Financial Services, contribution loss of $24.2 million for the three months ended March 31, 2023 improved compared to $49.5 million in the same period of 2022, and total net revenue of $81.1 million for the three months ended March 31, 2023 increased 244% over the same period of 2022. We achieved strong growth in deposits, ending the period with $10.1 billion of deposits, allowing us to further diversify our sources of funding and driving an increase in net interest income earned on our deposits. In addition, we grew total Financial Services products by 51% year over year. We continue to scale our products through increased brand awareness and network effects and expect to be contribution profit positive in the segment by the end of 2023.
The strength of our results underscores our belief that our suite of differentiated products and services provides the foundation for a diversified business that can endure through market cycles as well as exogenous factors, such as the recent instability in the banking and financial services sectors. For instance, our deposit funding increases our flexibility to capture additional net interest margin and optimize returns, which typically provides more stable earnings in any macroeconomic environment, but is particularly important during times of excess macroeconomic volatility. In the three months ended March 31, 2023, we continued to have strong deposit contribution from direct deposit members with a high quality median FICO score. We also provided our members with access to expanded FDIC insurance coverage through a network of participating banks, further enhancing our benefits offering to our members. Our Tier 1 capital ratio, as calculated under applicable regulatory capital rules, was 17.8% as of March 31, 2023.

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

SoFi Technologies, Inc.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Total net revenue	$472,158	$330,344
Servicing rights – change in valuation inputs or assumptions(1)	(12,084)	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	89	2,963
Adjusted net revenue	$460,163	$321,727
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
(2)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated securitization VIEs by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These residual debt obligations are measured at fair value on a recurring basis, but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations.
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total net revenue	$472,158	$456,679	$423,985	$362,527	$330,344
Servicing rights – change in valuation inputs or assumptions(1)	(12,084)	(12,791)	(6,182)	(9,098)	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	89	(470)	1,453	2,662	2,963
Adjusted net revenue	$460,163	$443,418	$419,256	$356,091	$321,727
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

SoFi Technologies, Inc.

The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Total net revenue – Lending	$337,081	$252,989
Servicing rights – change in valuation inputs or assumptions(1)	(12,084)	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	89	2,963
Adjusted net revenue – Lending	$325,086	$244,372
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are not direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vi) transaction-related expenses, (vii) fair value changes in warrant liabilities, (viii) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions, and (ix) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance.
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

Net Loss and Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss	$(34,422)	$(110,357)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	8,000	2,649
Income tax (benefit) expense(2)	(1,637)	752
Depreciation and amortization(3)	45,321	30,698
Share-based expense	64,226	77,021
Restructuring charges(4)	4,953	—
Impairment expense(5)	1,243	—
Transaction-related expense(6)	—	16,538
Servicing rights – change in valuation inputs or assumptions(7)	(12,084)	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions(8)	89	2,963
Total adjustments	110,111	119,041
Adjusted EBITDA	$75,689	$8,684
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility and the amortization of debt discount and debt issuance costs on our convertible notes. Revolving credit facility interest expense in the 2023 period increased due to higher interest rates relative to the prior year period on identical outstanding debt.
(2)Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the 2023 period, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys. See Note 14. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the 2023 period increased compared to the 2022 period primarily in connection with acquisitions and growth in our internally-developed software balance.
(4)Restructuring charges in the 2023 period primarily included employee-related wages, benefits and severance associated with a small reduction in headcount in our Technology Platform segment, which do not reflect expected future operating expenses and are not indicative of our core operating performance.
(5)Impairment expense in the 2023 period relates to a sublease arrangement, which is not indicative of our core operating performance.
(6)Transaction-related expense in the 2022 period primarily included financial advisory and professional services costs associated with our acquisition of Technisys.
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
(8)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net loss	$(34,422)	$(40,006)	$(74,209)	$(95,835)	$(110,357)
Non-GAAP adjustments:
Interest expense – corporate borrowings	8,000	7,069	5,270	3,450	2,649
Income tax (benefit) expense	(1,637)	1,057	(242)	119	752
Depreciation and amortization	45,321	42,353	40,253	38,056	30,698
Share-based expense	64,226	70,976	77,855	80,142	77,021
Restructuring charges	4,953	—	—	—	—
Impairment expense	1,243	—	—	—	—
Transaction-related expense	—	1,872	100	808	16,538
Servicing rights – change in valuation inputs or assumptions	(12,084)	(12,791)	(6,182)	(9,098)	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions	89	(470)	1,453	2,662	2,963
Total adjustments	110,111	110,066	118,507	116,139	119,041
Adjusted EBITDA	$75,689	$70,060	$44,298	$20,304	$8,684

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	March 31, 2023	March 31, 2022	% Change
Members	5,655,711	3,868,334	46%
Total Products	8,554,363	5,862,137	46%
Total Products — Lending segment	1,416,122	1,138,566	24%
Total Products — Financial Services segment	7,138,241	4,723,571	51%
Total Accounts — Technology Platform segment	126,326,916	109,687,014	15%

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

SoFi Technologies, Inc.

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
Since our inception through March 31, 2023, we have served approximately 5.7 million members who have used approximately 8.6 million products on the SoFi platform.

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
In our Financial Services segment, total products refers to the number of SoFi Money accounts (inclusive of checking and savings accounts held at SoFi Bank and cash management accounts), SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Checking and savings accounts are considered one account within our total products metric. Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. Our members can select any one or combination of the three types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. In the event a member is removed in accordance with our terms of service, as discussed under “Members” above, the member’s associated products are also removed.

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	March 31, 2023	March 31, 2022	Variance	% Change
Personal loans	904,912	657,549	247,363	38%
Student loans	484,961	456,773	28,188	6%
Home loans	26,249	24,244	2,005	8%
Total lending products	1,416,122	1,138,566	277,556	24%
Total financial services products were composed of the following:

Financial Services Products	March 31, 2023	March 31, 2022	Variance	% Change
Money(1)	2,413,013	1,625,000	788,013	48%
Invest	2,210,915	1,807,478	403,437	22%
Credit Card	193,236	117,009	76,227	65%
Referred loans(2)	44,586	17,239	27,347	159%
Relay	2,205,931	1,115,564	1,090,367	98%
At Work	70,560	41,281	29,279	71%
Total financial services products	7,138,241	4,723,571	2,414,670	51%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)Limited to loans wherein we provide third party fulfillment services.

Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. We include intercompany accounts on the Galileo platform-as-a-service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 17. Business Segment Information to the Notes to Condensed Consolidated Financial Statements, which includes intercompany revenue. Intercompany revenue is eliminated in consolidation. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for the Technisys products and solutions, as the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

SoFi Technologies, Inc.

Technology Platform Accounts(1)(2)
In Millions
___________________
(1)We include SoFi accounts on the Galileo platform-as-a-service in Technology Platform total accounts to better align with the presentation of Technology Platform segment total net revenue.
(2)In the first quarter of 2023, Technology Platform total accounts reflect the previously disclosed migration by one of our clients of the majority of its processing volumes to a pure processor. These accounts remained open for administrative purposes through the end of 2022, and were included in our total accounts in such period.

	March 31, 2023	March 31, 2022	Variance	% Change
Total accounts	126,326,916	109,687,014	16,639,902	15%

Key Factors Affecting Operating Results

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our loan origination volume, financial services products and member activity on our platform, growth in technology platform clients, competition and industry trends, general economic conditions and our ability to optimize our national bank charter. The key factors affecting our operating results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, with notable updates provided herein.
Industry Trends and General Economic Conditions
The Federal Reserve increased the benchmark interest rate throughout 2022 and has continued to do so to date in 2023, largely in response to high inflation, low unemployment and strong consumer demand, while balancing macroeconomic risks, such as recent instability in the banking and financial services sectors arising out of the failure of several banks in 2023. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and expanded access to FDIC insurance coverage, and in spite of recent volatility in the banking and financial services sectors. However, rising interest rates have unfavorably impacted and could continue to unfavorably impact demand for refinancing loan products. Economic and market volatility may continue to occur and could worsen, including if there is additional turmoil in the banking and financial services sectors, which could adversely impact our liquidity, results of operations and financial condition. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, although we have not observed a decline in our overall deposits to date, our members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. In addition, if the Federal Reserve does not effectively curb inflation or interest rates rise unexpectedly or too quickly or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations. In 2023, we saw a continuation from 2022 of elevated credit spreads across capital markets and changes in consumer credit. Our increased personal loan annualized charge-off rate was reflective of our expectation of credit metrics to revert over time to more normalized levels, but remains healthy, while our higher credit card annualized charge-off rate was reflective of our maturing portfolio. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.

SoFi Technologies, Inc.

Fair Value of Loans
We measure our personal loans, student loans and home loans at fair value, which are level 3 measurements due to the use of unobservable inputs. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing our loans.
Our fair value adjustments on loans impact our consolidated results of operations and include adjustments related to loans originated during the period, loans held at the balance sheet date, as well as gains (losses) on loans sold or repurchased during the period. Fair value adjustments made in each reporting period are impacted by factors such as, among others, interest rates, weighted average coupon, credit spreads, actual and estimated losses, prepayment speeds, duration and previous loan sale execution on similar loans. In determining our fair value assumptions, we incorporate recent data impacting the capital markets, as well as factors specific to us. Changes in these factors, either positive or negative, can have a material impact on our results of operations.
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Weighted average coupon rate(1)	13.2%	12.7%	4.9%	4.7%
Weighted average annual default rate	4.6	4.4	0.4	0.5
Weighted average conditional prepayment rate	19.1	19.1	10.4	20.4
Weighted average discount rate	5.5	6.1	4.1	4.0
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
During the first quarter of 2023 relative to the fourth quarter of 2022, we observed the following trends:
•The weighted average coupon rates on personal loans and student loans increased from the year ended December 31, 2022 by 46 bps and 23 bps, respectively, which reflects rate increases passed on to borrowers as benchmark interest rates have increased, combined with higher personal loan originations.
•The two and five year swap rates declined by 32 bps and 35 bps, respectively, as well as the applicable benchmark rate forward curve. For personal loans, our discount rate assumption in the first quarter reflected the lower benchmark rate and narrower spreads indicated by asset-backed security and secondary bond markets compared to the fourth quarter, but assumed a wider implied spread than our current period securitized deal and our most recent whole loan sale. For student loans, our discount rate assumption in the first quarter reflected the lower benchmark rate, which was more than offset by wider spreads.
•Annualized net charge-off rates on personal loans and student loans were 2.97% and 0.34%, respectively, which increased from the prior year, but remained lower than the assumed weighted average rates in our fair value model of 4.6% and 0.4%, respectively. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due. For instance, personal loans are marked down on average 70% when the loans are 30 days past due.
•We expect lower student loan prepayment speeds experienced in recent quarters to continue, which is reflected in our current quarter fair value assumption.
The combination of these and other factors, including higher in period originations, resulted in fair value gains recognized on our personal and student loan portfolios in the first quarter of 2023.
Student Loan Relief
As a result of certain national measures taken to counteract the economic impact of the COVID-19 pandemic, such as the CARES Act passed during 2020 and subsequent extensions through executive branch actions, principal and interest payments on federally-held student loans were suspended, which in turn lowered the propensity for borrowers to refinance into SoFi student loans relative to pre-COVID levels. Additionally, in 2022 President Biden announced relief measures for federal student loan borrowers, subject to income caps, including up to $20,000 in debt cancellation for Pell Grant recipients, and up to $10,000 in debt cancellation for non-Pell Grant recipients, as well as certain changes to income-driven repayment plans. Legal challenges to the relief measures are undergoing a review by the U.S. Supreme Court, with arguments heard on February 28, 2023 and a decision expected by mid-2023. Borrowers will not receive any forgiveness nor can additional borrowers apply for forgiveness until a decision is issued. In response, President Biden announced an additional extension of the federal student

SoFi Technologies, Inc.

loan payment moratorium until 60 days after the litigation is fully resolved or 60 days after June 30, 2023, whichever happens first. While the eventual number of applicants under President Biden’s program and the impact of legal challenges, including our lawsuit against the U.S. Department of Education, remain unknown, we expect to have decreased demand for our student loan refinancing products until the litigation is resolved, which would likely have an adverse impact on our results of operations and overall business. In contrast, if the loan payment moratorium is lifted, we expect to have increased demand for our student loan refinancing products, which may be tempered by the current high interest rate environment.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Net interest income	$236,010	$94,933	$141,077	149%
Total noninterest income	236,148	235,411	737	—%
Total net revenue	472,158	330,344	141,814	43%
Total noninterest expense	508,217	439,949	68,268	16%
Loss before income taxes	(36,059)	(109,605)	73,546	(67)%
Income tax benefit (expense)	1,637	(752)	2,389	n/m
Net loss	$(34,422)	$(110,357)	$75,935	(69)%

SoFi Technologies, Inc.

Net Interest Income
The table below presents average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Rate	Average Balances(1)	Interest Income/Expense	Average Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,786,522	$8,369	1.87%	$1,199,183	$528	0.18%
Investment securities	437,717	5,739	5.24	545,327	3,006	2.20
Loans(2)	15,015,721	357,342	9.52	6,921,965	114,385	6.61
Total interest-earning assets	17,239,960	371,450	8.62%	8,666,475	117,919	5.44%
Total noninterest-earning assets	3,072,248			2,212,106
Total assets	$20,312,208			$10,878,581
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$1,927,612	$12,852	2.67%	$314,847	$273	0.35%
Savings deposits	5,471,347	48,160	3.52	121,006	153	0.51
Time deposits	1,193,181	12,104	4.06	7,048	5	0.28
Total interest-bearing deposits	8,592,140	73,116	3.40	442,901	431	0.39
Warehouse facilities	2,904,509	40,176	5.53	2,637,129	9,903	1.50
Securitization debt	874,369	10,426	4.77	624,250	5,533	3.55
Other debt(3)	1,646,367	11,581	2.81	1,642,039	5,591	1.36
Total debt	5,425,245	62,183	4.58	4,903,418	21,027	1.72
Residual interests classified as debt	16,301	141	3.46	82,662	1,528	7.39
Total interest-bearing liabilities	14,033,686	135,440	3.86%	5,428,981	22,986	1.69%
Total noninterest-bearing liabilities	704,071			538,562
Total liabilities	$14,737,757			$5,967,543
Total temporary equity	320,374			320,374
Total permanent equity	5,254,077			4,590,664
Total liabilities, temporary equity and permanent equity	$20,312,208			$10,878,581

Net interest income(4)		$236,010			$94,933
Net interest margin(5)			5.48%			4.38%
__________________
(1)Average balances were calculated on four-month ending carrying balances.
(2)Interest income on loans measured at amortized cost includes amortization of deferred loan fees, net of deferred loan costs, which were not material for the periods presented.
(3)Interest expense on other debt primarily includes debt issuance and discount expense, as well as interest expense on the revolving credit facility.
(4)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(5)Net interest margin is calculated as net interest income divided by total average interest-earning assets.
Net interest income increased by $141.1 million, or 149%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by higher interest income from personal loans, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods for both personal and student loans. These increases were partially offset by higher interest expense on deposits attributable to a higher average balance and higher interest rates offered to our members, and higher interest expense on warehouse facilities attributable to a higher average balance and higher interest rates incurred on our facilities, all of which are reflective of the higher interest rate environment year over year.
Net interest margin increased by 110 basis points during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by a 99% increase in interest-earning assets and a 318 basis points increase in

SoFi Technologies, Inc.

average yields, particularly related to loans, partially offset by higher interest rates incurred on warehouse facilities and interest-bearing deposits used to fund our loan originations.
Analysis of Changes in Net Interest Income
The following table presents period-over-period changes in net interest income and the extent to which the variance is attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$2,751	$5,090	$7,841
Investment securities	(1,411)	4,144	2,733
Loans	192,614	50,343	242,957
Total interest income	193,954	59,577	253,531
Interest expense:
Interest-bearing deposits	69,347	3,338	72,685
Debt	5,981	35,175	41,156
Residual interests classified as debt	(574)	(813)	(1,387)
Total interest expense	74,754	37,700	112,454
Net interest income	$119,200	$21,877	$141,077
___________________
(1)We calculate the change in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Loan origination and sales	$126,511	$157,704	$(31,193)	(20)%
Securitizations	(3,177)	(11,281)	8,104	(72)%
Servicing	12,742	12,236	506	4%
Technology products and solutions	72,801	59,857	12,944	22%
Other	27,271	16,895	10,376	61%
Total noninterest income	$236,148	$235,411	$737	—%
Total net revenue	$472,158	$330,344	$141,814	43%
Total noninterest income increased by $0.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which was primarily attributable to: (i) growth in technology products and solutions fees largely driven by revenue contribution from Technisys for the full quarter in 2023, and (ii) improved securitizations income driven by a positive variance in our securitization bond fair values, and an increase in securitization loan fair market values primarily associated with a consolidated securitization transaction in the 2023 period, partially offset by losses on risk retention hedge activities. These increases were largely offset by losses on loan hedging activities due to higher interest rates and higher loan write-offs in the 2023 period, partially offset by higher income related to in period originations, loan sale execution and fair value adjustments on loans.

SoFi Technologies, Inc.

Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Technology and product development	$117,059	$81,908	$35,151	43%
Sales and marketing	175,154	138,138	37,016	27%
Cost of operations	83,908	70,437	13,471	19%
General and administrative	123,689	136,505	(12,816)	(9)%
Provision for credit losses	8,407	12,961	(4,554)	(35)%
Total noninterest expense	$508,217	$439,949	$68,268	16%
Total noninterest expense increased by $68.3 million, or 16%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by: (i) increases in advertising and marketing expenditures, utilization of lead generation channels and direct member incentives, (ii) higher employee compensation and benefits, which was primarily attributable to the inclusion of Technisys for the full 2023 period compared to a partial period in 2022, and increases related to the Financial Services segment, (iii) increases in amortization of intangible assets due to acquired intangible assets in the Technisys Merger in March 2022 and purchased and internally-developed software amortization, reflective of continued investments in technology, and (iv) restructuring and impairment charges during the 2023 period. These increases were partially offset by: (i) the absence of transaction expenses that were incurred in the 2022 period related to our acquisition of Technisys, and (ii) a decrease in the provision for credit losses, which reflected improved credit metrics during the 2023 period.
Provision for Credit Losses
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	March 31, 2023	March 31, 2022
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$38,937	$17,866
Total loans held for investment outstanding(1)	$362,089	$234,633
Ratio(2)	10.75%	7.61%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was attributable to credit cards and was primarily reflective of an increase in the average balance combined with elevated loss rates.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	March 31, 2023		March 31, 2022
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$37,089	69%	$16,500	66%
Commercial and consumer banking	1,848	31%	1,366	34%
Total	$38,937	100%	$17,866	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.

SoFi Technologies, Inc.

Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$9,560,160	$71,069	2.97%	$2,730,842	$7,111	1.04%
Student loans	5,065,710	4,296	0.34	3,846,025	2,614	0.27
Home loans	73,419	—	—	175,308	—	—
Credit card(3)	213,018	10,258	19.26	128,919	2,817	8.74
Commercial and consumer banking	103,414	—	—	40,871	—	—
Total loans	$15,015,721	$85,623	2.28%	$6,921,965	$12,542	0.72%
___________________
(1)Average balances were calculated on four-month ending carrying balances.
(2)Net charge-offs include both credit- and non-credit-related charge-offs.
(3)The increase in the net charge-off rate associated with credit card was primarily related to our maturing portfolio.
The provision for credit losses decreased by $4.6 million, or 35%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which primarily reflected improved credit metrics during the 2023 period.
Income Taxes
For the three months ended March 31, 2023 and 2022, we recorded income tax benefit (expense) of $1.6 million and $(0.8) million, respectively. Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the three-month 2023 period, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.

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

SoFi Technologies, Inc.

Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	Three Months Ended March 31,		2023 vs 2022
Metric	2023	2022	Change	% Change
Total products (number, as of period end)	1,416,122	1,138,566	277,556	24%
Origination volume ($ in thousands, during period)
Personal loans	$2,951,358	$2,026,004	$925,354	46%
Student loans	525,373	983,804	(458,431)	(47)%
Home loans	89,787	312,383	(222,596)	(71)%
Total	$3,566,518	$3,322,191	$244,327	7%
Loans with a balance (number, as of period end)(1)	801,110	629,755	171,355	27%
Average loan balance ($, as of period end)(1)
Personal loans	$25,008	$23,635	$1,373	6%
Student loans(2)	46,106	49,297	(3,191)	(6)%
Home loans	283,579	284,111	(532)	—%
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
Personal Loans. During the three months ended March 31, 2023, personal loan origination volume increased significantly relative to the corresponding 2022 period, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment.
Student Loans. During the three months ended March 31, 2023, student loan origination volume declined significantly relative to the corresponding 2022 period, as demand for student loan refinancing products continued to be unfavorably impacted by the ongoing suspension of principal and interest payments on federally-held student loans and the expectation of debt cancellation for certain federal student loan borrowers, combined with a continued rising interest rate environment in 2023. See “Key Factors Affecting Operating Results—Student Loan Relief” for additional discussion of student loans.
Home Loans. During the three months ended March 31, 2023, home loan origination volume declined significantly relative to the corresponding 2022 period due to continued rising interest rates, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations have historically represented a smaller percentage of our home loan originations, our mix has continued to shift toward more purchase originations in the 2023 period compared to the 2022 period, which we would expect to continue throughout 2023 under similar macroeconomic conditions. With the acquisition of Wyndham in April 2023, we expect our home loan origination volume to increase in the future.
Loans with a Balance and Average Loan Balance
Loans with a balance refers to the number of loans that have a balance greater than zero dollars as of the reporting date. Loans with a balance allows management to better understand the unit economics of acquiring a loan in relation to the

SoFi Technologies, Inc.

lifetime value of that loan. Average loan balance is defined as the total unpaid principal balance of the loans divided by loans with a balance within the respective loan product category as of the reporting date. Average loan balance tends to fluctuate based on the pace of loan originations relative to loan repayments and the initial loan origination size.
In the table below, we present additional information related to our lending products:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Overall weighted average origination FICO	751	755
Personal Loans
Weighted average origination FICO	747	746
Weighted average interest rate earned(1)	12.56%	11.02%
Interest income recognized	$287,227	$72,110
Sales of loans	$—	$977,920
Student Loans
Weighted average origination FICO	769	775
Weighted average interest rate earned(1)	4.73%	4.02%
Interest income recognized	$58,660	$37,762
Sales of loans	$—	$544,150
Home Loans
Weighted average origination FICO	758	751
Weighted average interest rate earned(1)	4.13%	2.69%
Interest income recognized	$843	$1,180
Sales of loans	$77,880	$365,370
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the four-month unpaid principal balances of loans outstanding during the period, which are impacted by the timing and extent of loan sales and purchases.
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment.

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Net interest income	$201,047	$94,354	$106,693	113%
Noninterest income	136,034	158,635	(22,601)	(14)%
Total net revenue	337,081	252,989	84,092	33%
Servicing rights – change in valuation inputs or assumptions(1)	(12,084)	(11,580)	(504)	4%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	89	2,963	(2,874)	(97)%
Directly attributable expenses	(115,188)	(111,721)	(3,467)	3%
Contribution profit	$209,898	$132,651	$77,247	58%
Adjusted net revenue(3)	$325,086	$244,372	$80,714	33%
___________________
(1)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change, which is recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income (loss), is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(2)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income (loss). The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(3)Adjusted net revenue is a non-GAAP financial measure. For information regarding our use and definition of this measure and for a reconciliation to the most directly comparable U.S. GAAP measure, total net revenue, see “Non-GAAP Financial Measures” herein.

SoFi Technologies, Inc.

Net interest income
Net interest income in our Lending segment increased by $106.7 million, or 113%, for the three months ended March 31, 2023 compared to the same period in 2022, which was primarily attributable to increases in aggregate average personal loan balances of $5.9 billion (245%) and student loan balances of $1.5 billion (46%), combined with a higher weighted average interest rate. The personal loan average balance increase was primarily attributable to higher origination volume and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods. Interest expense associated with funding our lending activities increased by $129.3 million, or 665%, year over year, primarily due to the sharp increase in benchmark rates which are reflective of the higher interest rate environment year over year, as well as higher average loan balances.
Noninterest income
Changes in noninterest income in the Lending segment are primarily driven by loan origination and sales activity, servicing income and securitizations income.
Loan Origination and Sales
The following table presents the components of noninterest income—loan origination and sales:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$223,595	$12,304	$211,291	n/m
Economic derivative hedges of loan fair values	(31,228)	160,607	(191,835)	n/m
Other derivative instruments(2)	2,198	(8,091)	10,289	n/m
Loan origination fees	1,062	1,293	(231)	(18)%
Loan write-off expense – whole loans(3)	(69,850)	(8,074)	(61,776)	765%
Loan repurchase benefit(4)	425	1,880	(1,455)	(77)%
Other	312	(2,212)	2,524	n/m
Loan origination and sales noninterest income	$126,514	$157,707	$(31,193)	(20)%
___________________
(1)Includes fair value adjustments on loans originated during the period, fair value adjustments on loans held at the balance sheet date, as well as gains (losses) on loans sold during the period. Fair value adjustments are impacted by interest rates, weighted average coupon, credit spreads, actual and estimated losses, prepayment speeds, duration and previous loan sale execution on similar loans.
(2)Includes IRLCs, interest rate caps and purchase price earn-out.
(3)For the three months ended March 31, 2023 and 2022, includes gross write-offs of $83.5 million and $11.8 million, respectively. Total recoveries were $13.6 million and $3.7 million, respectively, of which $6.8 million and $0.8 million, respectively, were captured via loan sales to a third-party collection agency. The increase in loan write-off expense is related to increased origination volume and longer loan holding periods.
(4)Represents the benefit associated with our estimated loan repurchase obligation. See Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information.
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

SoFi Technologies, Inc.

collection activities, and there are no waivers of late fees. The table below presents information related to our loan servicing activities:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Servicing income recognized
Personal loans	$6,537	$8,992	$(2,455)	(27)%
Student loans	6,715	10,121	(3,406)	(34)%
Home loans	3,604	2,926	678	23%
Servicing rights fair value change
Personal loans	$(6,579)	$240	$(6,819)	n/m
Student loans	3,848	(4,046)	7,894	n/m
Home loans	(609)	9,052	(9,661)	n/m

Noninterest income in our Lending segment decreased by $22.6 million, or 14%, for the three months ended March 31, 2023 compared to the same period in 2022, which was primarily driven by lower loan origination and sales income of $31.2 million, partially offset by higher securitizations income of $8.1 million.
The decrease in loan origination and sales income was primarily driven by: (i) losses on student loan and personal loan interest rate swap positions in the 2023 period compared to gains in the 2022 period, primarily driven by increases in interest rates during the 2023 period compared with decreases during the corresponding 2022 period, (ii) significant gains in the 2022 period on home loan pipeline hedges, which were driven by decreases in the underlying hedge price index, which did not recur in the 2023 period, and (iii) higher personal loan write-offs in the 2023 period, primarily driven by a higher average personal loan balance and elevated charge off rate. This decrease was partially offset by: (i) higher fair value gains on personal loans, which were primarily impacted by higher coupon rates and higher origination volume, (ii) fair value gains on student loans in the 2023 period compared to losses in the 2022 period, which were primarily impacted by lower prepayment assumptions, and (iii) losses on loan sale execution in the 2022 period, which were due to both volume and price factors, which did not recur in the 2023 period.
The improvement in securitizations income was primarily due to an increase in securitization loan fair market value changes, primarily associated with a consolidated securitization transaction in the 2023 period, and a positive variance in securitization bond fair values. The increase was partially offset by losses in the 2023 period compared to gains in the 2022 period on our economic hedges of securitization investments.
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Direct advertising	$45,774	$41,794	$3,980	10%
Compensation and benefits	25,686	23,568	2,118	9%
Lead generation	21,621	21,883	(262)	(1)%
Loan origination and servicing costs	10,350	10,631	(281)	(3)%
Professional services	2,193	1,520	673	44%
Other(1)	9,564	12,325	(2,761)	(22)%
Directly attributable expenses	$115,188	$111,721	$3,467	3%
___________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third party loan fraud (net of related insurance recoveries).
Lending segment directly attributable expenses for the three months ended March 31, 2023 increased by $3.5 million, or 3%, compared to the same period in 2022, primarily due to: (i) an increase in direct advertising primarily related to direct mail, radio & podcast and digital media advertising, partially offset by declines in television advertisement; (ii) an increase in

SoFi Technologies, Inc.

allocated compensation and related benefits, which primarily reflected an increase in average compensation in the 2023 period, partially offset by decreases in home loan commissions attributable to decreases in home loan originations; and (iii) a decline in other expenses, primarily related to third-party loan fraud.
Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2023 vs 2022
	March 31, 2023	March 31, 2022	Change	% Change
Total accounts	126,326,916	109,687,014	16,639,902	15%

See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment.

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Noninterest income	$77,887	$60,805	$17,082	28%
Total net revenue	77,887	60,805	17,082	28%
Directly attributable expenses	(63,030)	(42,550)	(20,480)	48%
Contribution profit	$14,857	$18,255	$(3,398)	(19)%

Noninterest income
Noninterest income in our Technology Platform segment increased by $17.1 million, or 28%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily attributable to growth in technology products and solutions fees driven by revenue contribution from Technisys for the full 2023 period compared to one month of 2022. Noninterest income included $3.7 million and $0.8 million of intercompany revenue for the three months ended March 31, 2023 and 2022, respectively.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Compensation and benefits	$38,704	$25,277	$13,427	53%
Product fulfillment	10,223	9,360	863	9%
Tools and subscriptions	6,513	3,246	3,267	101%
Professional services	3,934	2,299	1,635	71%
Other(1)	3,656	2,368	1,288	54%
Directly attributable expenses	$63,030	$42,550	$20,480	48%
___________________
(1)Other expenses are primarily related to advertising and marketing, travel and occupancy-related costs and data center costs.
Technology Platform segment directly attributable expenses increased by $20.5 million, or 48%, for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to: (i) an increase in compensation and benefits expense, primarily related to the inclusion of Technisys in our 2023 results for the full period; and (ii) an increase in tools and subscriptions costs related to headcount increases and internal technology initiatives to support the growth of the platform, along with the inclusion of Technisys in our 2023 results for the full period.

SoFi Technologies, Inc.

Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

			2023 vs. 2022
	March 31, 2023	March 31, 2022	Change	% Change
Total products	7,138,241	4,723,571	2,414,670	51%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.
Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment.

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Net interest income	$58,037	$5,882	$52,155	887%
Noninterest income	23,064	17,661	5,403	31%
Total net revenue	81,101	23,543	57,558	244%
Directly attributable expenses	(105,336)	(73,058)	(32,278)	44%
Contribution loss	$(24,235)	$(49,515)	$25,280	(51)%
Net interest income
Net interest income in our Financial Services segment increased by $52.2 million for the three months ended March 31, 2023 compared to the same period in 2022, which was primarily attributable to net interest income earned on our deposits, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members. This net increase corresponds with the growth of deposits at SoFi Bank, as well as the impact of higher interest rates offered to members. In addition, net interest income earned on our credit cards increased, which includes interest income earned on outstanding balances as well as interest expense incurred under the FTP framework, and was primarily attributable to growth in total credit cards.
Noninterest income
Noninterest income in our Financial Services segment increased by $5.4 million, or 31%, for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in interchange fees, which coincided with increased credit card and debit card transactions, and growth in referral fulfillment activity, as we continue to drive volume to our partners.

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution loss were as follows:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Compensation and benefits	$30,475	$23,938	$6,537	27%
Lead generation	17,053	2,509	14,544	580%
Direct advertising	13,075	6,852	6,223	91%
Member incentives	11,455	6,603	4,852	73%
Product fulfillment	10,609	7,197	3,412	47%
Provision for credit losses	8,407	12,961	(4,554)	(35)%
Intercompany technology platform expenses	2,097	770	1,327	172%
Professional services	1,607	1,100	507	46%
Other(1)	10,558	11,128	(570)	(5)%
Directly attributable expenses	$105,336	$73,058	$32,278	44%
___________________
(1)Other expenses primarily include operational product losses, third party fraud expense, tools and subscriptions, travel and occupancy-related costs, and marketing expenses.
Financial Services directly attributable expenses increased by $32.3 million, or 44%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to: (i) an increase related to utilization of lead generation channels during 2023, primarily related to our SoFi Money product; (ii) an increase in compensation and benefits expense, which reflected our ongoing prioritization of growth in the Financial Services segment that required additional staffing, as well as increased average compensation in 2023; (iii) an increase in direct advertising costs primarily driven by an increase in search engine advertising largely related to the continued promotion of our SoFi Money product; (iv) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product; and (v) a decrease in the provision for credit losses, which reflected improved credit metrics on credit cards during the 2023 period.
Corporate/Other Non-Reportable Segment
Non-segment operations are classified as Corporate/Other, which includes net revenues associated with corporate functions, non-recurring gains and losses from non-securitization investment activities and interest income and realized gains and losses associated with investments in AFS debt securities, all of which are not directly related to a reportable segment. Net interest expense within Corporate/Other also reflects the financial impact of our capital management activities within the treasury function, which reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. The following table presents the measure of total net loss for Corporate/Other:

	Three Months Ended March 31,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change
Net interest expense	$(23,074)	$(5,303)	$(17,771)	335%
Noninterest loss	(837)	(1,690)	853	(50)%
Total net loss	$(23,911)	$(6,993)	$(16,918)	242%

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
($ in thousands)	2023	2022
Reportable segments directly attributable expenses	$(283,554)	$(227,329)
Intercompany expenses	3,741	770
Expenses not allocated to segments:
Share-based compensation expense	(64,226)	(77,021)
Employee-related costs(1)	(61,814)	(42,690)
Depreciation and amortization expense	(45,321)	(30,698)
Other corporate and unallocated expenses(2)	(57,043)	(62,981)
Total noninterest expense	$(508,217)	$(439,949)
___________________
(1)Includes compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
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
The following table summarizes our on-balance sheet liquidity:

($ in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,487,778	$1,421,907
Investments in available-for-sale debt securities	174,836	195,438
Available liquidity	$2,662,614	$1,617,345
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
Deposits
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of March 31, 2023 and December 31,

SoFi Technologies, Inc.

2022, time deposit balances due in less than one year totaled $1.6 billion and $1.0 billion, respectively. As of March 31, 2023 and December 31, 2022, the amount of uninsured deposits totaled $299.9 million and $615.9 million, respectively. In March 2023, we provided our members with access to expanded FDIC insurance coverage through a network of participating banks, which contributed to the decrease in uninsured deposits relative to year end. As of March 31, 2023, approximately 97% of our total deposits were insured. The FDIC has indicated that it expects to issue a proposed rulemaking for public comment in May 2023 regarding one or more special assessments on depository institutions, depository holding companies, or both, as determined by the FDIC, as a result of the estimated losses incurred by the Deposit Insurance Fund that are attributable to recent bank failures. At this time, we do not know the potential impact of such special assessments on our results of operations.
Borrowing Capacity
The following table summarizes our available capacity on our borrowings:

	March 31, 2023		December 31, 2022
($ in thousands)	Available Capacity	Maturity	Available Capacity	Maturity
Warehouse facilities(1)	$5,076,920	April 2023 – January 2032	$5,341,025	January 2023 – January 2032
Revolving credit facility(2)	74,000	September 2023	74,000	September 2023
Total available capacity	$5,150,920		$5,415,025
___________________
(1)Includes personal loan, student loan, credit card and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated.
(2)In April 2023, the Company entered into the Amended and Restated Credit Agreement, which, among other things, increased the initial aggregate commitment and extended the maturity date of the revolving credit facility. See Note 18. Subsequent Events to the Notes to Condensed Consolidated Financial Statements for additional information.
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
As of March 31, 2023, we had debt obligations, common stock and redeemable preferred stock outstanding.
Borrowings
Our borrowings primarily included our loan and risk retention warehouse facilities, asset-backed securitization debt, revolving credit facility and convertible notes. The amount of financing actually advanced on each individual loan under our loan warehouse facilities, as determined by agreed-upon advance rates, may be less than the stated advance rate depending, in part, on changes in underlying loan characteristics of the loans securing the financings. Each of our loan warehouse facilities allows the lender providing the funds to evaluate the market value of the loans that are serving as collateral for the borrowings or advances being made. The amount owed and outstanding on our loan warehouse facilities fluctuates significantly based on our origination volume, sales volume, the amount of time we strategically hold loans on our balance sheet, and the amount of loans being funded with our cash or member deposits.
Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and to Note 12. Debt to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for additional information on our borrowing arrangements and the capped call transactions entered into in connection with the issuance of our convertible notes.
Covenants
We have various affirmative and negative financial covenants, as well as non-financial covenants, related to our warehouse debt and revolving credit facility, as well as our Series 1 Redeemable Preferred Stock. Additionally, we have compliance requirements associated with our convertible notes, and certain provisions of the arrangement could change in the event of a “Make-Whole Fundamental Change”, as defined in the indenture governing such convertible notes.
The availability of funds under our warehouse facilities and revolving credit facility is subject to, among other conditions, our continued compliance with the covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum cash and cash equivalents, and (iii) a maximum leverage ratio of total debt to tangible net worth. A breach of these covenants can result in an event of default under these facilities and allows the

SoFi Technologies, Inc.

lenders to pursue certain remedies. In April 2023, the Company entered into the Amended and Restated Credit Agreement, which contains financial covenants that require the Company to maintain a certain amount of unrestricted cash and cash equivalents and to meet certain risk-based capital ratios and a leverage ratio. See Note 18. Subsequent Events to the Notes to Condensed Consolidated Financial Statements for additional information. Our subsidiaries are restricted in the amount that can be distributed to SoFi only to the extent that such distributions would cause the financial covenants to not be met.
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
We were in compliance with all covenants as of March 31, 2023.
Capital Management
SoFi Technologies, a bank holding company, and SoFi Bank, a nationally chartered association, are required to comply with regulatory capital rules issued by the Federal Reserve and other U.S. banking regulators, including the OCC and FDIC. From time to time, we may contribute capital to SoFi Bank. We are required to manage our capital position to maintain sufficient capital to satisfy these regulatory rules and support our business activities, including the requirement to maintain minimum regulatory capital ratios in accordance with the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations (U.S. Basel III). If the Federal Reserve finds that we are not “well-capitalized” or “well-managed”, we would be required to take remedial action, which may contain additional limitations or conditions relating to our activities.
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of March 31, 2023, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of March 31, 2023, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
These requirements establish required minimum ratios for Common Equity Tier 1 (“CET1”) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Additionally, regulatory capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios in order to avoid restrictions on capital distributions and discretionary bonuses. In addition, the Federal Reserve and the OCC have authority to require banking organizations subject to their supervision to hold additional amounts of capital in excess of the minimum risk-based capital ratios.

SoFi Technologies, Inc.

The risk- and leverage-based capital ratios and amounts are presented below:

	March 31, 2023
($ in thousands)	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$1,436,833	13.3%	7.0%	6.5%
Tier 1 risk-based capital	1,436,833	13.3%	8.5%	8.0%
Total risk-based capital	1,475,390	13.6%	10.5%	10.0%
Tier 1 leverage	1,436,833	13.8%	4.0%	5.0%
Risk-weighted assets	10,810,079
Quarterly adjusted average assets	10,435,431
SoFi Technologies
CET1 risk-based capital	$3,223,803	17.8%	7.0%	n/a
Tier 1 risk-based capital	3,223,803	17.8%	8.5%	n/a
Total risk-based capital	3,262,360	18.0%	10.5%	n/a
Tier 1 leverage	3,223,803	17.8%	4.0%	n/a
Risk-weighted assets	18,105,393
Quarterly adjusted average assets	18,080,222
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of March 31, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since March 31, 2023 that management believes would change the categorization.
Commitments
In addition to our warehouse facility borrowings, revolving credit facility borrowings and convertible notes, our material commitments requiring, or potentially requiring, the use of cash in future periods primarily include commitments associated with being the named sponsor of SoFi Stadium, including operating lease obligations and finance lease obligations, which expire in 2040, as well as sponsorship and advertising opportunities related to the stadium itself and the surrounding performance venue and planned retail district, and a three-year marketing arrangement entered into during 2022. Additional material commitments include operating lease obligations primarily associated with office premises and the remaining commitment related to a four-year cloud computing services arrangement that we executed in the fourth quarter of 2021.
Guarantees
We may require liquidity resources associated with our guarantee arrangements. As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans. We have a three-year obligation to GSEs on loans that we sell to GSEs, to repurchase any originated loans that do not meet certain GSE guidelines, and we are required to pay the full initial purchase price back to the GSEs. In addition, we make standard representations and warranties related to personal, student and home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for further information on these and other guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Factors Affecting Liquidity
We are currently dependent on the success of our lending business. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new deposits and grow existing deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, the condition of the banking sector (such as bank failures or exposure to credit, market, operational, legal and

SoFi Technologies, Inc.

reputational risks), competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In the first quarter of 2023, we continued to have strong deposit contribution. We also provided our members with access to expanded FDIC insurance coverage through a network of participating banks.
There is no guarantee that we will be able to execute on our strategy as it relates to the timing and pricing of securitization-related transfers. Therefore, we may hold securitization interests for longer than planned or be forced to liquidate at suboptimal prices. Securitization transfers are also negatively impacted during recessionary periods, wherein purchasers may be more risk averse.
Our cash flows from operations have also been impacted by material net losses. If our current net losses continue for the foreseeable future and we are not able to achieve GAAP net income profitability in 2023 as currently expected, we may raise additional capital in the form of equity or debt, which may not be at favorable terms when compared to previous financing transactions.
Further, future uncertainties around the demand for our personal loans, home loans and around the student loan refinance market in general, including as a result of worsening macroeconomic conditions or continued turmoil in the banking and financial services sectors, should be considered when assessing our future liquidity and solvency prospects. In the future, our loan origination volume and our resulting loan balances, and any positive cash flows thereof, could also be lower based on strategic decisions to tighten our credit standards.
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
The Federal Deposit Insurance Act (“FDIA”) and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of March 31, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
On August 16, 2022, the Inflation Reduction Act (the "IRA"), was signed into law. The IRA enacted a 15% corporate book minimum tax and a 1% excise tax on stock repurchases effective after December 31, 2022. The IRA is not expected to have a material impact on our operations or cash flows for the foreseeable future.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash used in operating activities	$(2,212,760)	$(1,011,224)
Net cash (used in) provided by investing activities	(40,153)	49,879
Net cash provided by financing activities	3,384,418	1,895,158

SoFi Technologies, Inc.

Cash Flows from Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities of $2.2 billion stemmed from a net loss of $34.4 million and an unfavorable change in our operating assets net of operating liabilities of $2.3 billion, partially offset by a positive adjustment for non-cash items of $120.7 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $3.6 billion during the period and also purchased loans of $40.6 million. These cash uses were partially offset by principal payments on loans of $1.4 billion and proceeds from loan sales of $77.9 million.
For the three months ended March 31, 2022, net cash used in operating activities of $1.0 billion stemmed from a net loss of $110.4 million and an unfavorable change in our operating assets net of operating liabilities of $1.0 billion, partially offset by a positive adjustment for non-cash items of $137.6 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $3.3 billion during the period and also purchased loans of $0.3 billion. These cash uses were partially offset by principal payments on loans of $0.6 billion and proceeds from loan sales of $1.9 billion.
Cash Flows from Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities of $40.2 million was primarily attributable to cash uses of $29.5 million related to loan activities, primarily driven by credit cards, $23.7 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, $17.9 million for settlements of vested employee performance awards, which was a component of the purchase consideration related to the Technisys Merger, and $7.6 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by net proceeds of $25.4 million related to our investments in AFS debt securities, and $16.0 million from our securitization investments.
For the three months ended March 31, 2022, net cash provided by investing activities of $49.9 million was primarily attributable to proceeds of $42.8 million from our securitization investments, and the aggregate net cash acquired from the Technisys Merger and Bank Merger of $73.3 million. These sources were offset by cash uses of $33.9 million related to loan activities, $25.1 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and net cash uses of $7.2 million related to our investments in AFS debt securities.
Cash Flows from Financing Activities
For the three months ended March 31, 2023, net cash provided by financing activities of $3.4 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $2.8 billion. Additionally, our proceeds from debt financing activity of $0.8 billion exceeded our debt repayments of $0.1 billion, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities.
For the three months ended March 31, 2022, net cash provided by financing activities was $1.9 billion. Our proceeds from debt financing activity of $1.0 billion exceeded our debt repayments of $0.1 billion, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Additionally, we had net cash sources from our SoFi Bank deposits of $1.0 billion.
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
Historically, we have established personal loan trusts and student loan trusts that were created and designed to transfer credit and interest rate risk associated with the underlying loans through the issuance of collateralized notes and residual certificates. We hold a variable interest in the trusts through our ownership of collateralized notes in the form of asset-backed

SoFi Technologies, Inc.

bonds and residual certificates. The residual certificates absorb variability and represent the equity ownership interest in the equity portion of the personal loan and student loan trusts.
We are also the servicer for all trusts in which we hold a financial interest. Although we have the power as servicer to perform the activities that most impact the economic performance of the VIE, we do not hold a significant financial interest in the trusts and, therefore, we are not the primary beneficiary. Further, we do not provide financial support beyond our initial equity investment, and our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to our investment. For a more detailed discussion of nonconsolidated VIEs, including related activity during the period, see Note 7. Securitization and Variable Interest Entities to the Notes to Condensed Consolidated Financial Statements.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of March 31, 2023 compared to December 31, 2022 were principally attributed to the following:
•an increase of $1.1 billion in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in loans held for sale of $2.3 billion, which was primarily related to increased personal loan originations and longer loan holding periods;
•an increase in deposits of $2.7 billion, which was primarily related to increased savings deposits from members and increased brokered deposits;
•an increase of $444.1 million in gross warehouse and risk retention facility debt to support our originations during the current period, which reflected the net impact of $2.9 billion of cash borrowings and $2.4 billion of cash repayments; and
•an increase of $194.5 million in gross securitization debt, which was primarily related to a consolidated securitization, partially offset by proceeds from related collateral repayments.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during 2023. For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2022 within Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”.
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Condensed Consolidated Financial Statements herein and Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk, counterparty risk and operational risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our recent acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively

SoFi Technologies, Inc.

impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during the periods presented. For additional information on our market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Market Risk
We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates or overall market conditions, such as recent instability in the banking and financial services sectors arising out of the failure of several banks in 2023. We are exposed to such market risk directly through our investments in AFS debt securities, loans, servicing rights and securitization investments held on our balance sheets, all of which are measured at fair value on a recurring basis. Investments in AFS debt securities are valued utilizing quoted prices in actively traded markets or rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. The other assets mentioned are measured at fair value using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans and securitization investments may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. For our servicing rights, the discount rate is commensurate with the risk of the servicing asset cash flow, which varies based on the characteristics of the serviced loan portfolio. We are also exposed to market risk through our investments in equity securities, which are either measured at fair value using the net asset value practical expedient or which may have positive or negative adjustments that impact our results of operations resulting from observable price changes based on current market conditions.
Counterparty Risk
We are subject to risk that arises from our debt warehouse facilities, economic hedging activities, third-party custodians, and capped call options on our common stock. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty was to default, we could potentially be exposed to reputational damage and financial loss if such counterparty was unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, placing contractual limits on the amount of dependence on any single counterparty, and entering into netting agreements with the counterparties, as appropriate.
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of

SoFi Technologies, Inc.

margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2023. As of March 31, 2023, gross derivative asset and liability positions subject to master netting arrangements were $3.5 million and $10.8 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of March 31, 2023, we had total borrowing capacity under loan warehouse facilities of $8.6 billion, of which $3.5 billion was utilized. Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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
We are also subject to counterparty risk associated with our use of third-party custodians to safeguard digital assets on behalf of our members. Refer to Note 12. Fair Value Measurements to the Notes to Condensed Consolidated Financial Statements and to Part II, Item 1A. Risk Factors under “Regulatory, Tax and Other Legal Risks” for additional information on our counterparty risk as it relates to our digital assets product offering.
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. We strive to manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SoFi Technologies, Inc.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, references in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue or our future prospects. The material and other risks and uncertainties summarized in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

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
•legislative and regulatory policies and related actions that apply or may apply to us, particularly in connection with student loans, as a result of our operating a bank and as a bank holding company, or given our brokerage and investment advisory activity;
•the loss of one or more significant purchasers of our loans or one or more significant technology platform clients;
•adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties;
•impact of macroeconomic factors, including regulatory responses, elevated and fluctuating inflation, economic uncertainty and impacts from the COVID-19 pandemic or its abatement;
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

SoFi Technologies, Inc.

Risks Related to Strategic and New Products
•potential and recent acquisitions that require significant attention, disrupt our business and adversely affect our financials;
•our failure to innovate or respond to evolving technological or other changes;
•an increase in fraudulent activity, particularly in connection with our personal loans product, credit card and SoFi Money;
•increased business, economic and regulatory risks from continued expansion abroad, or given our brokerage and investment advisory activity;
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
•financial issues or liquidity issues experienced by our technology platform clients that could result in termination of, or inability to pay for, their services;
Risks Related to Funding and Liquidity
•our ability to retain, increase or secure new or alternative financing, including through deposits, to finance our business and the receivables that we originate or other assets that we hold;
•termination of one or more of our warehouse facilities on which we are highly dependent;
•our ability to sell the loans we originate to third-parties;
•increases in member loan default rates or possibility of being required to retain or repurchase loans or indemnify the purchasers of our loans;
Regulatory, Tax and Other Legal Risks
•our exposure to evolving laws, rules, regulations and government enforcement policies, including further extensions of the federal student loan payment moratorium, federal or state loan forgiveness programs, such as the federal student loan forgiveness measures announced by President Biden, expansion of the federal student loan income-driven repayment plan, and potential enforcement actions, litigation, investigations, exams or inquiries or impairment of licenses;
•our ability to effectively mitigate risk exposure;
•changes in business, economic or political conditions;
•failure to comply with laws and regulations, including related to banks and bank holding companies, consumer financial protection, anti-money laundering, anti-corruption or privacy, information security and data protection;
•application of regulations and supervision under banking and securities laws and regulations;
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

SoFi Technologies, Inc.

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
•cyberattacks and other security breaches or disruptions of our systems or third-party systems on which we rely, including our cloud computing services arrangement, including disruptions that may impact our ability to collect loan payments and maintain accurate accounts, or our ability to provide services to our technology platform clients;
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
We operate in rapidly evolving industries which may make it difficult to quickly identify risks to our business and evaluate our future prospects. In addition, in recent years we have rapidly expanded our operations to include, among other things, deposit accounts, investment services and technology solutions, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham Capital Mortgage (“Wyndham”), a leading fintech mortgage lender, which expanded our home loan business.
In addition to the recent events above, we face numerous challenges to our success, including our ability to:
•increase or maintain the number, volume and types of, and add new features to, the loans we extend to our members as the market for loans evolves, including in light of extensions of the federal student loan payment moratorium and the introduction of federal student loan forgiveness measures and expansion of federal student loan income-driven repayment options announced by President Biden, and as we face new and increasing competitive threats;
•successfully integrate Wyndham, including its technology and employees, perform functions in home loans origination, such as home loans processing and underwriting, which we have not previously performed, and manage the origination of new home loan types;
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
•favorably compete with other companies and banks, including traditional and alternative technology-enabled lenders, financial service providers, broker dealers, and technology platform-as-a-service providers;

SoFi Technologies, Inc.

•realize the benefits of operating a bank;
•introduce new products or other offerings to meet the needs of our existing and prospective members or to keep pace with competitive lending, checking and savings, investment, technology and other developments;
•maintain or increase the effectiveness of our direct marketing, and other sales and marketing efforts, and maintain our brand;
•successfully navigate economic conditions and fluctuations in the credit markets, including elevated and fluctuating inflation, rising interest rates, recessionary pressures and economic uncertainty;
•continue to add new clients and new products to existing clients in our technology platform-as-a-service business;
•successfully identify financial issues or liquidity issues experienced by our technology platform clients that could result in termination of, or their inability to pay for, our technology platform services;
•successfully diversify our technology platform clients into new industry verticals and new geographies;
•successfully identify a slowdown or acceleration in the business growth of our technology platform clients to ensure aligned costs and capabilities;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including the ongoing indirect impacts from the COVID-19 pandemic, continued government efforts to curb inflation, which may impact the overall economy and affect demand for our products and services, market volatility, particularly in the financial services industry, and the ongoing war in Ukraine;
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
We have a history of net losses. We may continue to incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods in order to achieve, maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and new products and services in order to enhance our brand recognition and our value proposition to our members, prospective members and clients in our technology platform business, and these additional costs will create further challenges to generating near-term profitability. Our general and administrative expenses have and may in the future increase to meet the increased compliance and other requirements associated with operating as a public company and a bank holding company, operating a bank, and evolving regulatory requirements. See “Regulatory, Tax and Other Legal Risks—As a bank holding company, we are subject to extensive supervision and regulation, and changes in laws and regulations applicable to bank holding companies could limit or restrict our activities and could have a material adverse effect on our operations”.
We are continuously refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage with more products across our platform, a strategy we refer to as the Financial Services Productivity Loop, and, with respect to our Technology Platform segment, adoption by clients of additional platform-as-a-service offerings. There is no assurance that our revenue and business model or any changes to our revenue and business model to better position us with respect to our competitors will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue sufficiently to offset our higher operating expenses. We may continue to incur losses and not achieve future profitability or, if achieved, we may be unable to maintain such profitability, due to a number of reasons, including the risks described in this Quarterly Report on Form 10-Q, unforeseen expenses, difficulties, complications and

SoFi Technologies, Inc.

delays, differences between our assumptions and estimates and results, further deterioration in macroeconomic conditions and other unknown events.
We have experienced rapid growth in recent years, including through the addition of new lines of business and into new geographies, which may place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, as well as operating as a bank holding company, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud and information security landscape, and regulatory developments, both domestically and internationally, relating to existing and projected business activities. Our future growth will depend on, among other things, our ability to maintain an operating platform and management system able to address such growth, our ability to grow and optimize deposit balances, and our ongoing demonstration to our regulators that our risk management and compliance practices are growing in a commensurate fashion, all of which will require us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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
•other mortgage lenders, including fintech-focused lenders, and other companies for our home loans;

SoFi Technologies, Inc.

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
We believe that our ability to compete depends upon many factors both within and beyond our control, including, among others, the following:
•the size, diversity and activity levels of our member base and technology platform clients;
•our ability to introduce successful new products and services, or to iterate and innovate on existing products or services to satisfy evolving member and technology platform client preferences or to keep pace with market trends;
•our ability to diversify our revenue streams across our products and services, and cost effectively acquire new members and technology platform clients;
•the timing and market acceptance of our products and services, including developments and enhancements to those products and services, offered by us and our competitors;
•member and technology platform client service and support efforts;
•selling, marketing and promotional efforts;
•our ability to compete on price, particularly with respect to the SoFi Invest product where demand for our products and services may be affected if we are unable to compete with other brokerages on price;
•our ability to offer competitive interest rates on deposit accounts;
•the ease of use, performance, price and reliability of solutions developed either by us or our competitors;
•our ability to attract and retain talent;
•changes in economic conditions, and regulatory and policy developments;
•our ability to successfully operate a national bank, grow deposits and realize the potential benefits to our members;
•our ability to successfully scale our products and services and execute on our Financial Services Productivity Loop strategy and our other business plans, including successfully diversifying our technology platform clients into new industry verticals and new geographies;
•general market conditions and their impact on our liquidity and ability to access funding;
•the impact of macroeconomic conditions, including the impacts from the COVID-19 pandemic, current efforts to curb inflation, stock market volatility, and related developments on the lending and financial services markets we serve; and
•our brand strength relative to our competitors.
Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenues and results of operations could be adversely affected if we, for example, increase marketing or other expenditures or make new expenditures in other areas. Competitive pressures could also result in us reducing the annual percentage rate on the loans we originate, increasing the annual percentage rate we pay on the checking and savings product, charging fees for services we currently provide for free, incurring higher member or technology platform client acquisition costs, or make it more difficult for us to grow our loan originations in both number of loans and volume for new as well as existing members or expand the adoption of additional products by our current, or acquire new, technology platform clients. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services

SoFi Technologies, Inc.

industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and adversely affect our financial condition and results of operations. For example, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, the FDIC was appointed the receiver of Signature Bank and Silvergate Capital Corp. in March 2023 and, prior to its sale, First Republic Bank in May 2023. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, although we have not observed a decline in our deposits to date, our members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in banks and the banking system more broadly. The closure of financial institutions, even if such financial institutions are unrelated to our business, may result in declines in the price of our stock or reluctance of our members to use our products and services.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
It is likely that, if the banking sector situation continues to deteriorate, the U.S. and/or other global economies would be adversely affected, including the possibility of a recession, the duration and severity of which is difficult to predict. Even if market concerns about the financial health and stability of U.S. and global banking sectors are successfully addressed, many observers believe that the risk of a recession occurring in the United States, and perhaps in other major global economies, has increased because of the recent events in the banking sector. Relatedly, these events may prompt the Federal Reserve Board and other central banking authorities to slow down the pace of future increases in benchmark interest rates, which could make it more difficult for the United States and other governments to mitigate inflationary pressures in the economy and contribute to a period of higher inflation. These developments may adversely affect our business, financial condition and results of operations.
Our future growth depends significantly on our branding and marketing efforts, and if our marketing efforts are not successful or we receive negative publicity, our business and results of operations will be harmed.
We have invested significantly in our brand and believe that maintaining and enhancing our brand identity is critical to our success. Our ability to attract members depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, out-of-home, direct mail, lifecycle marketing and television and radio advertising. Our ability to compete for, attract and maintain members, lending counterparties, marketing partners and other partners relies to a large extent on their trust in our business, our reputation and the value of our brand. While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brand, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members in a cost-effective manner or increase the activity of our existing members on our platform. If we are unable to recover our marketing costs through increases in the size, value or the overall number of loans we originate, or member selection and utilization of other SoFi products such as SoFi Money, SoFi Invest and SoFi Credit Card, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. In addition, negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information, data breaches, matters related to or affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not, including media coverage of our lawsuit against the U.S. Department of Education to end the federal student loan payment moratorium. Negative publicity or allegations could reduce demand for our products, result in a decrease in the price of our stock, undermine the loyalty of our members and the confidence of our lending counterparties and technology platform clients, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater regulatory scrutiny, all of which could lead to the attrition of our members, lending counterparties, technology platform clients and harm our results of operations. In addition, we and our officers, directors and/or employees have been, and

SoFi Technologies, Inc.

may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against or litigating such claims.
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our business, results of operations, and financial condition.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and has increased substantially because of our size and profile in the financial services industry. Negative public opinion about the financial services industry generally or us specifically could adversely affect our reputation and our ability to keep and attract customers. For example, public opinion of the financial services industry was negatively impacted following the closure of SVB and generally resulted in decreases in the stock prices of financial services companies. Negative public opinion could result from our actual or alleged conduct in any number of activities, including sales and marketing practices; home loan or other consumer lending practices; loan origination or servicing activities; mortgage foreclosure actions; management of client accounts or investments; lending, investing or other business relationships; identification and management of potential conflicts of interest from transactions; obligations and interests with and among our members or customers; environmental, social and governance practices; litigation or regulatory actions taken by us or to which we are a party; regulatory compliance; risk management; incentive compensation practices; and disclosure, sharing or inadequate protection or improper use of member or customer information, and from actions taken by government regulators and community or other organizations in response to that conduct. For example, we have received some adverse press and attention from members of Congress related to our lawsuit against the U.S. Department of Education to end the pause on loan repayments. Although we have policies and procedures in place intended to detect and prevent conduct by employees and third-party service providers that could potentially harm members or customers or our reputation, there is no assurance that such policies and procedures will be fully effective in preventing such conduct. Furthermore, our actual or perceived failure to address or prevent any such conduct or otherwise to effectively manage our business or operations could result in significant reputational harm. Moreover, negative public opinion could result from actions by the financial services industry generally, including due to the failure of one or more additional banks, or by certain members or individuals in the industry and can adversely affect our reputation with no actual or alleged actions on our part. For example, our marketing strategy includes an emphasis on social media. Social media provides a powerful medium for consumers, employees and others to communicate their approval of or displeasure with a business. This aspect of social media is especially challenging because it allows any individual to reach a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. We are beginning to monitor social media metrics for their impact on our business but if we are unable to quickly and effectively respond, any negative publicity could “go viral” causing nearly immediate and potentially significant harm to our brand and reputation, and our business, whether or not factually accurate, including a significant withdrawal of deposits from SoFi Bank within a short period of time.
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
For example, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness of $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than

SoFi Technologies, Inc.

$125,000 annually and certain changes to income-driven repayment plans for student loans. Legal challenges to the relief measures are undergoing a review by the U.S. Supreme Court, with arguments heard in February 2023 and a decision expected by mid-2023. In response to the legal challenges to his relief measures, President Biden announced an additional extension of the federal student loan payment moratorium until 60 days after the Supreme Court rules on the legality of the debt forgiveness plan or June 30, 2023, whichever is earlier. Whether the U.S. Supreme Court will overrule President Biden’s relief measures and, if it does, whether President Biden will further extend the payment moratorium or advance new student loan forgiveness measures remains unknown. In addition, we have filed a lawsuit against the Secretary of the U.S. Department of Education in the U.S. District Court for the District of Columbia under the Administrative Procedure Act, challenging the recent extension of the federal student loan payment moratorium and seeking an order setting aside such extension. The timing and impact to our student loan refinancing product will largely depend on the timing of execution or cancellation of such relief measures, the interest rate environment, and the end of the payment moratorium, including any further delay to entry into repayment by student loan borrowers that may result from federal student loan services being slow to restart servicing and from funding issues experienced by the Department of Education. If in the future, student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. In addition, proposals to make student loans dischargeable in bankruptcy or similar proposals could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “Regulatory, Tax and Other Legal Risks—Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume”.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, regulatory changes, the rate and credit market environment and our ability to raise our coupon rates along with rising interest rates, legal or regulatory developments, changing demographics, legislative or policy changes and the impact of the COVID-19 pandemic. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Galileo and Technisys revenue from clients is highly concentrated. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of clients, including fluctuations in revenue, the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of the client to a competitor, harm to that client’s reputation or financial prospects or other reasons, including adverse general economic conditions affecting Galileo and Technisys clients many of which are fintechs and other financial services firms. Any reduction in the amount of revenues that we derive from these clients, without an offsetting increase in new sales to other clients, has had

SoFi Technologies, Inc.

and could have a material adverse effect on our operating results in the future. A significant change in the liquidity or financial position of our clients could also have a material adverse effect on our liquidity and our future operating results. In addition, disruptions in the operations of certain of Galileo’s key clients have had an adverse impact on Galileo, and any future disruptions in the operations of any key Galileo or Technisys clients could be material and have an adverse impact on our results of operations.
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
Further, we may, from time to time, decide to modify or terminate relationships with third-party service providers and to perform certain functions and/or services internally. For example, we historically used a third party bank to issue the SoFi Money debit cards and sponsor access to debit networks for payment transactions, funding transactions and associated settlement of funds, and sponsor and support ACH, check and wire transactions along with associated funds settlement. SoFi Bank recently gained direct access to debit networks and directly performs certain services previously sponsored by the third party bank. SoFi Bank is new to providing these services and there is no guarantee it will be able to perform them satisfactorily. Additionally, the migration of any such functions and/or services may introduce additional risks and could cause disruption to our business.
Our third-party service providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks.
Any failure or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased member satisfaction and increase member attrition, subject us to member complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of members, technology platform clients, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.
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

SoFi Technologies, Inc.

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
Holders of our convertible notes issued in October 2021 and due in 2026 (the “notes”) may be entitled to convert the notes during specified periods at their option. If one or more holders elect to convert their notes, we may settle any converted principal through the payment of cash, which could adversely affect our liquidity.
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

Market and Interest Rate Risks

Our business and results of operations have in the past and may in the future be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
Our business, results of operations and reputation are directly affected by elements beyond our control, including general economic, political, social and health conditions in the U.S. and in countries abroad. These elements can arise suddenly

SoFi Technologies, Inc.

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
Significant downturns in the securities markets or in general economic and political conditions may also cause individuals to be reluctant to make their own investment decisions and thus decrease the demand for our products and services and could also result in our members reducing their engagement with our platform. In addition, such significant downturns may cause funding and liquidity concerns for our current and prospective technology platform clients reducing their adoption and use of our platform-as-a-service products. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations. In addition, a prolonged weakness in the U.S. equity markets or a general extended economic downturn could cause our members or technology platform clients to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing members or technology platform clients and potential new members or clients to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates throughout 2022 and to date in 2023, and may continue to raise rates further. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; (iv) the mix of lending products we originate, and (v) the competition faced by our SoFi Money deposit product from other investment products which may become more attractive as interest rates rise. See “Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.
Interest rate increases and other actions, including balance sheet management, lending facilities, and the Federal Reserve’s exit from quantitative easing, and similar actions taken by the Federal Reserve or other central banks, are beyond our control and difficult to predict. These actions affect interest rates and the value of financial instruments, increase the likelihood of a more volatile market, a further appreciating U.S. dollar and negative growth in gross domestic product, and affect other assets and liabilities and can impact our members. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes to existing laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our technology platform clients, our counterparties and our earnings and operations. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union (the

SoFi Technologies, Inc.

“EU”)) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of duties and tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
Any of these developments could adversely affect our business, our members, our technology platform clients, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, our liquidity and our results of operations.
We primarily utilize a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We primarily utilize a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by rising interest rates combined with longer periods during which we have held, and may continue to hold, loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet. However, bank deposits and corporate cash have not historically been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, public perceptions of the financial services industry, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by rising inflation, uncertainty in the financial services sector, the COVID-19 pandemic and the war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential economic uncertainty, including, but not limited to, changing U.S. consumer spending patterns, elevated and fluctuating inflation, increasing interest rates and weakening wage growth and employment levels. For example, the Federal Reserve increased interest rates throughout 2022 and to date in 2023, and may continue to raise rates further. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in a rising interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. We have similarly experienced lower demand for refinanced student loans due to the moratorium on federal student loan payments. We may shift our focus to personal loan origination to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and an increase in the amount of personal loans that we originate may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
Additionally, an inflationary environment combined with a competitive labor market and decreases in the market value of our equity awards could make it more costly for us to attract or retain employees. In order to meet the compensation

SoFi Technologies, Inc.

expectations of our prospective and current employees due to inflationary and other factors, we may be required to increase our operating costs or risk losing skilled workers to competitors. See “Personnel and Business Continuity Risks — The job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce” for more information on the risks posed by a competitive labor market.
Fluctuations in interest rates could negatively affect the demand for our checking and savings product.
Falling, low or fluctuating interest rates, which we have experienced in the past and may again in the future, despite currently rising rates, may have a negative impact on the demand for our checking and savings product. Checking and savings provides members a digital banking experience that offers a variable annual percentage yield, which is at our discretion. If we are not able to offer competitive interest rates on deposit accounts, demand for our checking and savings product may decrease, which may impact our ability to access deposits as a more cost-effective source of funding for our loans. Although we are currently in a rising interest rate environment, there is no guarantee we will remain so or that the interest rate we offer on deposit accounts will remain competitive and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
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
LIBOR has served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. Prior to December 31, 2021, we typically used USD LIBOR as the reference rate for the securities issued under certain of our securitizations (such as student loan securitizations), certain secured and unsecured financing facilities (such as our loan warehouse facilities, risk retention facilities and revolving credit facility), certain hedging arrangements, and our Series 1 Redeemable Preferred Stock dividends. LIBOR was set based on interest rate information reported by certain banks, which stopped reporting such information after 2021. After December 31, 2021, the ICE Benchmark Administration Limited (the “IBA”), the administrator of LIBOR, ceased publishing one-week and two-month USD LIBOR, in addition to certain other non-USD tenors. In November 2022, the Financial Conduct Authority (“FCA”) issued a consultation paper stating that the overnight, one-month, three-month, six-month and twelve-month LIBOR tenors will continue to be published until June 30, 2023. The FCA is requiring the publication of the one-month, three-month and six-month LIBOR on a non-representative, synthetic basis until September 2024. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the U.S., in which the Federal Reserve will recommend benchmark replacement rates for residual exposures after June 2023 which continue to have no or insufficient fallback provisions. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

SoFi Technologies, Inc.

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
We continue to use, and may in the future use, financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in interest rates, or for other reasons that we deem appropriate. In particular, we expect our interest rate risk to increase with our home loans business which continues to grow, including as a result of our acquisition of Wyndham. However, any current and future hedges we enter into will not completely eliminate the risk associated with fluctuating interest rates and our hedging activities may prove to be ineffective.
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
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. For example, the COVID-19 pandemic has caused changes in consumer and student behavior, as well as economic disruptions. Although government mandates to restrict daily activities have been lifted in the U.S. and the Biden Administration announced the end of the U.S. national emergency in April 2023 and the public health emergency declarations will expire in May 2023, the direct and indirect effects of the COVID-19 pandemic and policies as a result of the pandemic continue to evolve. For example, worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have

SoFi Technologies, Inc.

occurred in the past and may occur in the future. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences or future epidemics or pandemics or other public health crises. The reinstatement and subsequent lifting of these measures may occur periodically, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our members, other customers and partners.
See “Our business and results of operations have in the past and may in the future be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally” and “Management’s Discussion and Analysis of our Financial Condition and Results of Operations — Key Business Metrics” and “— Consolidated Results of Operations” for further discussion of the impact of macroeconomic conditions in recent periods on our business and operating results.

Strategic and New Product Risks

We have in the past consummated and, from time to time we may evaluate and potentially consummate, acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.
Our success depends, in part, on our ability to expand our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For example: (i) in April 2020, we acquired 8 Limited, an investment business in Hong Kong, (ii) in May 2020, we acquired Galileo, a company that provides technology platform services to financial and non-financial institutions, (iii) in February 2022, we acquired Golden Pacific, a bank holding company, (iv) in March 2022, we acquired Technisys, a cloud-native digital multi-product core banking platform, and (v) in April 2023, we acquired Wyndham, a mortgage lender. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include, among others:
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
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our

SoFi Technologies, Inc.

proprietary technology to make our platform available to members, to service member accounts, provide our technology platform-as-a-service to clients and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. For example, in 2022, Galileo expanded its Galileo Payment Risk Platform jointly with DataVisor to offer its clients an updated, robust platform for fraud and risk management. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member and technology platform client experience, members’ demand for our products may decrease and our growth and operations may be harmed.
An increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure (including fines and other penalties), and could reduce the use and acceptance of SoFi Money and SoFi Credit Card.
Financial institutions like us, as well as our members, colleagues, regulators, vendors and other third parties, have experienced a significant increase in fraudulent activity in recent years and will likely continue to be the target of increasingly sophisticated fraudsters and fraud rings in the future. This is particularly true for our newer products where we have limited experience evaluating customer behavior and performing tailored risk assessments, such as checking and savings and credit card.
We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, we have in the past and may in the future be subject to fraudulent activity, which may affect our results of operations. For example, our general and administrative expenses in recent years have included charges related to fraud events. The possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments, particularly as a large part of our workforce works remotely. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
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

SoFi Technologies, Inc.

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
Recent government actions to curb inflation may cause the economy to enter into a recession, the length and severity of which cannot be predicted. Such uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments, lending decisions or technology platform client selections. Any of these factors could have a detrimental impact on our financial performance and liquidity.
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

SoFi Technologies, Inc.

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
Our Technology Platform segment is also susceptible to worsening economic conditions that place financial stress on our current clients using our platform-as-a-service products and services and potential new clients interested in such services. These clients and potential clients may experience liquidity and other financial issues or strategically slowdown growth any of which could lead them to decrease or terminate their use of our technology platform services or delay or reject implementation of new or expanded products and services. Any such actions with respect to our technology platform products and services could have an adverse impact on our business.
There can be no assurance that economic conditions will be favorable for our business, that interest in purchasing our loans by financial institutions or investment by clients in our platform-as-a-service products and services will remain at current levels, or that default rates by our members will not increase. Reduced demand or lower prices or a lower advance rate for our products from institutional whole loan purchasers, securitization investors and warehouse lenders and technology platform clients and increased default rates by our members may limit our access to capital, including debt warehouse facilities and securitizations, and negatively impact our profitability. These impacts, in addition to limiting our access to capital and negatively impacting our profitability, could also, in turn, increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans and credit card receivables we hold on balance sheet and consequently have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.
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
Our lending and platform access decisions are based partly on information provided to us by applicants. To the extent that an applicant provides information to us in a manner that we are unable to verify, or the information provided by an applicant consists of data obtained under false pretenses by third-parties, is a manufactured/synthetic identity, or is a stolen identity, our credit decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including credit reporting agencies, is a significant component of our credit decisions and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our

SoFi Technologies, Inc.

reputation, business and results of operations. Additionally, we rely on the accuracy of applicant information in approving applicants for our non-lending products, such as SoFi Money, SoFi Credit Card or SoFi Invest accounts. If the information provided to us by these applicants is incorrect or fraudulent and we are unable to detect the inaccuracies, it increases our regulatory and fraud risk and the risk of identity theft to our members, and could harm our reputation, business and results of operations.
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

SoFi Technologies, Inc.

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
We service all of the personal loans we originate and have limited loan servicing experience, and we rely on third-party service providers to service the student loans and home loans we originate and credit cards we issue, and to perform various other functions in connection with the origination and servicing of certain of our loans. If a third-party service provider fails to properly perform these functions, our business and our ability to service our loans may be adversely affected.
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
In April 2023, we acquired Wyndham, a leading fintech mortgage lender, which expands our home loans business. In connection with the acquisition of Wyndham, we will now manage the technology for a digitized mortgage experience which will allow us to perform all of the necessary functions in connection with the origination of home loans. While we work to integrate Wyndham and its technology, however, we continue to use a single third-party service provider to fulfill all of the home loans we originate. In the event that our third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to originate home loans will suffer and our business, cash flows and future prospects may be negatively impacted. Additionally, if we were to terminate or replace our home loans third-party fulfillment partner and migrate to a new partner or to performing fulfillment services ourselves, or if our home loans third-party fulfillment partner were to cease to exist, to become a debtor in a bankruptcy or an insolvency proceeding or to seek relief under any debtor relief laws or to terminate its relationship with us, in each case, prior to the completion of the Wyndham integration, we may be unable to complete, or be delayed in the completion of, the origination of home loans in our pipeline and

SoFi Technologies, Inc.

to originate new home loans, as well as to complete other operational functions for which we are currently relying on such third-party service provider, and we may not be able to promptly replace such third-party service provider with a different third-party service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms.
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
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. With the acquisition of SoFi Bank, we are now able to utilize deposits as well, which offer us a lower cost source of funds, and we have the ability to access other funding sources, such as the Federal Home Loan Bank (“FHLB”) and certain brokered deposit channels established by SoFi Bank. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. For example, certain banks have faced operational difficulties in accessing the FHLB discount window and there is no guarantee that we will not face the same or similar issues. In addition, there can be no assurance that we will be able to successfully access the securitization markets at any given time, or that deposits at SoFi Bank will remain at current levels or grow, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
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

SoFi Technologies, Inc.

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
While this risk may be partially mitigated by our ability to hold loans on our balance sheet, in sufficient volume this will negatively impact our financial condition. Consequently, if we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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
We sell the loans we originate to third parties, including, with respect to home loans, counterparties like GSEs, and we make representations and warranties when we sell loans to third parties and in our financing transactions. In the ordinary course of business, we are exposed to liability under these representations and warranties made to purchasers of loans. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with the law and with our credit risk origination policy and servicing guidelines and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. In connection with our whole loan sales, we also typically covenant to repurchase any loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase loans or indemnify purchasers of loans could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may be forced to sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects. In addition, in the acquisition of Wyndham, we also acquired Wyndham's liability to its loan investors and loan insurers for mortgage loans originated by Wyndham, including repurchase obligations that might not be contingent upon the investor proving an error by Wyndham.
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

SoFi Technologies, Inc.

We require substantial capital and, in the future, may require additional capital to pursue our business objectives and achieve recurring profitability. If adequate capital is not available to us or is unavailable on favorable terms, including due to the cost and availability of funding in the capital markets, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. We may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including supporting our lending operations, increasing our marketing expenditures to attract new members and technology platform clients and improve our brand awareness, developing our products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies, and complying with the increased regulatory requirements for bank holding companies and banks. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for personal, student and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing has increased and may continue to increase due to market volatility, rising interest rates, changes in the risk premiums required by lenders or the unavailability of traditional sources of debt capital. Volatility or depressed valuations or trading prices in the equity markets, such as recent volatility in the trading prices of companies in the financial services industry, may similarly adversely affect our ability to obtain equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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
A reduction in our liquidity position could reduce our members’ confidence in us, which could result in the withdrawal of member assets, including deposits held at SoFi Bank, and loss of members, or could cause us to fail to satisfy minimum capital requirements for SoFi Bank, or broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of banking and other securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the Federal Reserve, the OCC, the SEC, the Financial Industry Regulatory Authority (“FINRA”) or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of SoFi Bank or our broker-dealer or other regulated entities. Factors which may adversely affect our liquidity position include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between digital asset transaction settlements between us and our digital asset market makers and between us and our digital asset members, fluctuations in cash held in member accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, other regulatory changes or a loss of market or member confidence resulting in unanticipated withdrawals of member assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility, grow deposits and pursue other potential options. In addition, a reduction in our liquidity position could impair our technology platform clients’ confidence in us and our platform-as-a-service products, many of which require capital investments and ongoing platform maintenance by us, which could result in decisions by our technology platform clients to terminate or not renew their existing contracts or to not add new products to their account.
If we are unable to adequately maintain our cash resources, we may delay non-essential capital expenditures, implement cost cutting procedures, delay or reduce future hiring, discontinue the pursuit of our strategic objectives and growth strategies or reduce our rate of future originations compared to the current level. There can be no assurance that we can obtain

SoFi Technologies, Inc.

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
We expect that checking and savings, a deposit account product that we commenced offering in the first quarter of 2022, will continue to provide us with an important source of deposits to use for cost-effective funding of loan originations and other activities. However, revenue growth for checking and savings is dependent on increasing the volume of members who open an account and on growing balances in those accounts. Although the product has so far performed above expectations, there is no guarantee account openings and the amount on deposit in those accounts will continue to grow. In addition, although we have invested in a number of initiatives to attract new checking and savings account holders and capture a greater share of our members’ savings, including offering a competitive annual percentage yield on deposits and offering SoFi Plus membership benefits to deposit holders, there can be no assurance that these investments to acquire members, provide differentiated features and services and spur usage of our deposit account product will be effective or cost effective. There are also no assurances that we will be able to maintain a competitive annual percentage yield on deposits. Further, developing our service offerings and marketing the checking and savings product in additional customer acquisition channels could have higher costs than anticipated or be less effective than anticipated, and could adversely impact our results or dilute our brand. Finally, our checking and savings product faces competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits, which may impact the success of the product. In the event we are unable to sufficiently grow the checking and savings product, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans, either of which could have a negative impact on our business, operating results and financial condition. See “Market and Interest Rate Risks — Fluctuations in interest rates could negatively affect the demand for our checking and savings product”.
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

SoFi Technologies, Inc.

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
In March 2021, we entered into an agreement to acquire Golden Pacific, a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank. We became a bank holding company and Golden Pacific Bank began operating SoFi Bank in February 2022.
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
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, including increased regulation as a result of the recent turmoil in the banking industry. These changes could

SoFi Technologies, Inc.

adversely and materially impact us. For example, the Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, which is commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. SoFi Bank will be required to comply with the restrictions on interchange fees by July 1, 2023, which may negatively impact future interchange fees. In addition, changes in laws, rules, regulations and supervisory guidance and policies could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter or registration as a broker-dealer and investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
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
SoFi Bank accepts deposits and uses the proceeds as a source of funding, with our direct retail deposits becoming a larger proportion of our funding over time. Although we have recently launched the SoFi Insured Deposit Program, whereby funds (up to $2 million) are deposited into deposit accounts at banks which are insured by the FDIC up to the applicable limits, we continue to face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. To the extent we offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of March 31, 2023 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that it will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
Legislative and regulatory responses to the COVID-19 pandemic and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume.
Legislative and regulatory responses to the COVID-19 pandemic have had and could continue to have a significant impact on our student loan refinancing business. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act

SoFi Technologies, Inc.

(“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the Department of Education were suspended through September 30, 2020, and this pause on student loan repayments has subsequently been extended through a series of executive actions most recently in connection with President Biden’s relief measures described below. Additionally, the Department of Education suspended collections and announced plans to give borrowers who were in default before the start of the COVID-19 pandemic a fresh start by allowing them to reenter repayment in good standing. These legislative and regulatory responses to the COVID-19 pandemic have served and are likely to continue to serve as a disincentive for borrowers to refinance their federal student loans through our platform, thereby reducing our student loan refinancing origination volume and negatively impacting our revenue. In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness of $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than $125,000 annually and certain changes to income-driven repayment plans for student loans. Legal challenges to the relief measures are undergoing a review by the U.S. Supreme Court, with arguments heard in February 2023 and a decision expected by mid-2023. In response to the legal challenges to his relief measures, President Biden announced an additional extension of the federal student loan payment moratorium until 60 days after the Supreme Court rules on the legality of the debt forgiveness plan or June 30, 2023, whichever is earlier. In addition, we have filed a case against the U.S. Department of Education before the U.S. District Court for the District of Columbia seeking an assurance that President Biden will end the federal student loan payment moratorium following the current extension, and whether our request for relief will be granted remains uncertain. While the eventual number of applicants under President Biden’s program and outcome of the U.S. Supreme Court case remain unknown, public pressure and expectations regarding any further actions to implement student loan forgiveness initiatives have impacted our business in the past and will likely impact our business in the future.
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
The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over certain of the student and mortgage lending activity in which we engage. To the extent such lending activity is conducted by SoFi Bank, the OCC examines SoFi Bank for compliance with CFPB rules and enforces CFPB rules with respect to SoFi Bank. To the extent such lending activity is conducted outside SoFi Bank, the CFPB has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services, including, among other things, lenders and loan servicers that engage in unfair, deceptive or abusive acts or practices (“UDAAP”). Once SoFi Bank’s assets exceed $10 billion in value for four consecutive quarters, the CFPB will have supervisory authority over SoFi Bank. The CFPB may also seek a range of other remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Under the current Administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. For example, on January 6, 2022, the CFPB announced a new initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB has taken action to constrain “pay-to-pay” fees and has announced a rulemaking proceeding on credit card late fees. On October 26, 2022, the CFPB issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees. On February 1, 2023, the CFPB proposed a rule to curb credit card late fees, including proposing a $8 immunity provision to any missed payment. In addition, where a company has violated Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions. Increased enforcement or rules from the CFPB could increase our legal and financial compliance costs, make some activities more difficult, time-consuming and costly, and increase demand on our systems and resources.
We hold lending licenses or similar authorizations in multiple states, each of which has the authority to supervise and examine our activities. As a licensed consumer lender, mortgage lender, loan broker, collection agency, MSB and loan servicer in certain states, we are subject to examinations by state agencies in those states. Similarly, we are subject to licensure

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
We may not be able to maintain all currently required licenses and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new license, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. For example, we have been fined in the past by state regulators for engaging in financial services related activities prior to obtaining a license.
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

SoFi Technologies, Inc.

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
We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Additionally, the regulatory landscape involving digital assets is constantly evolving and the Company, including SoFi Digital Assets, LLC, may be subject to loss of revenue, fines, penalties or loss of regulatory licenses if the Federal Reserve, the SEC or any other regulators issue new regulations or interpretive guidance related to digital assets that prohibit any of our current business practices. The risk of transacting in digital assets is substantially heightened in the current environment due to increased federal and state regulatory and enforcement scrutiny after the collapse of FTX and other digital asset businesses.
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

SoFi Technologies, Inc.

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
Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect their operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators and self-regulatory organizations have the authority to promulgate or change regulations that could have a similar effect on our operating environment. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, the SEC proposed Regulation Best Execution in December 2022. If adopted as proposed, Regulation Best Execution and other recent proposals would substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). While the SEC compliance date for T+1 is not until May 2024, this change will require technological, operational, and compliance adjustments across the industry that are likely to be time consuming and costly for all market participants. In March 2023, the SEC proposed multiple rules related to privacy and cyber security. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC also proposed amendments to existing Regulation SID and proposed new cybersecurity risk management rules, parts of which would require broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and notify certain customers when cyber incidents occur. Additionally, in April 2023, the SEC re-proposed amendments to Regulation ATS and Exchange Act Rule 3b-16, including to essentially amend what it means to be an “exchange,” and in doing so made clear that the proposal applied to all crypto assets that are securities. Compliance with each of these newly adopted rules or, if adopted, the proposed rules, would impose additional costs on our business. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame.
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

SoFi Technologies, Inc.

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
We offer investment management services through SoFi Wealth LLC (“SoFi Wealth”), an internet based investment adviser, and SoFi Capital Advisors, LLC (“SoFi Capital Advisors”), which sponsors private investment funds that invest in asset-backed securitizations. Both SoFi Wealth and SoFi Capital Advisors (collectively, the “Investment Advisers”) are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which does not imply any level of skill or training, and are subject to regulation by the SEC. SoFi Securities LLC (“SoFi Securities”) is an affiliated SEC-registered broker-dealer and FINRA member. We offer cash management accounts, which are brokerage products, through SoFi Securities.
The Investment Advisers operate in a highly regulated environment and are subject to, among other things, the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to their relationships with our members who are their advisory clients, as well as the funds the Investment Advisers manage. These provisions and duties also impose certain restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our Investment Advisers are also subject to other requirements under the Advisers Act and related regulations. These additional requirements relate to matters including, among others, maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. Further, in 2022 and 2023, the SEC proposed numerous amendments to the Advisers Act rules, which are likely to present a number of additional significant and burdensome compliance challenges for registered investment advisers. In addition, our Investment Advisers have been in the past, and will be in the future, subject to SEC examination. Moreover, the Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part II, Item 1. “Legal Proceedings”.
Our subsidiary, SoFi Securities, is an affiliated SEC-registered broker-dealer and FINRA member. The securities industry is highly regulated, including under federal, state and other applicable laws, rules and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, application of fiduciary standards, best execution and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which SoFi Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct periodic examinations of SoFi Securities, and may also conduct administrative proceedings. Additionally, material expansions of the business in which SoFi Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future.
From time to time, SoFi Securities and the Investment Advisers may be threatened with or named as a defendant in lawsuits, arbitrations and administrative claims. As previously noted, these entities are also subject to regulatory examinations and inspections by regulators (including the SEC and FINRA, as applicable). Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC and FINRA, by dissatisfied members or others, or

SoFi Technologies, Inc.

that are identified by regulators themselves are investigated by such regulators, and may, if pursued, result in formal claims being filed against SoFi Securities and the Investment Advisers by members or disciplinary action being taken by regulators against us or our personnel. Our failure to comply with applicable laws or regulations or our own policies and procedures could result in fines, litigation, suspensions of personnel or other sanctions, which could have a material effect on our overall financial results. For example, in August 2021, we settled charges with the SEC against SoFi Wealth for allegedly breaching its fiduciary duties to clients in connection with the investment of client assets in two ETFs sponsored by Social Finance by agreeing to: (i) a cease-and-desist order, a censure, a penalty of $300 thousand, and (ii) perform certain undertakings. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and our brand and lead to material legal, regulatory and financial exposure (including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and the Investment Advisers discuss matters raised by its regulators during regulatory examinations or otherwise upon their inquiry. These matters could also result in censures, fines, penalties or other sanctions.
In addition to the broker-dealer proposals described above under “Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete”, a substantial number of proposed rules for investment advisers are pending and may be adopted this year. These proposals cover material regulatory topics including: (i) environmental, social, and governance issues for investment advisers and registered investment companies; (ii) amendments to SEC Form PF to require that additional information be reported by certain investment advisers; (iii) outsourcing by investment advisers; and (iv) safeguarding and custody of client assets. If enacted, compliance with each of these proposed rules would impose additional costs on our business. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame.
The regulatory regime governing blockchain technologies and digital assets is uncertain, and new regulations or policies may alter our business practices with respect to digital assets or could adversely impact our business.
We currently offer virtual currency and digital asset-related trading services through a subsidiary that is licensed and registered with various governmental authorities as a MSB, money transmitter, virtual currency business or the equivalent. With respect to our digital assets trading activities, we do not hold or store members’ digital assets, but instead rely on third-party custodians, and we hold an immaterial amount of digital assets in order to facilitate paying new member bonuses when members initiate their first digital assets trade. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. For example, in February 2023, the SEC issued a new rule proposal related to the custody of client assets by SEC-registered investment advisers. If adopted as proposed, the proposal would expand the SEC’s existing custody rules for investment advisers to apply to a broad range of assets, including cryptocurrencies, and would require that all client assets be maintained by a “qualified custodian.” SEC Chairman Gensler also noted at the time of the proposal that “[b]ased upon how crypto platforms generally operate, investment advisers cannot rely on them as qualified custodians.” While we do not currently provide custodial services to any clients who invest in crypto assets, we are considering the potential impact of the SEC’s new custody proposal, if any, on our own custodial arrangements with third-parties. Additionally, in April 2023, the SEC re-proposed amendments to Regulation ATS and Exchange Act Rule 3b-16, including to essentially amend what it means to be an “exchange,” and in doing so made clear that the proposal applied to all crypto assets that are securities. If adopted, our digital assets business could be subject to additional regulation, increased costs of compliance, and we could be forced to cease trading in certain types of assets or create new entities to support various lines of business. If adopted, this could also provide an additional avenue for the SEC to pursue enforcement action against us or others in this space.
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

SoFi Technologies, Inc.

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
The CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. For example, the CFTC took the position in a March 2023 action against Binance Holdings Limited and other defendants that Ether and other digital assets “are commodities”. The CFTC staff have also issued and are enforcing a new interpretation of “swap execution facility” that expands its definition to reach commodity trading advisors and introducing brokers. Senior SEC staff members have created additional ambiguity about certain digital assets, including Ether, by refusing to affirmatively state whether they are “commodities” subject to CFTC jurisdiction or “securities” subject to SEC jurisdiction. To the extent that Bitcoin or any other digital asset is deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”) or if proposed legislation is passed which classifies Bitcoin and other digital assets as a commodity, we may be subject to additional regulation under the CEA and CFTC regulations.
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
Activities adjacent to the digital asset trading services that we provide can materially impact the value of digital assets and our business. In January 2023, the SEC took action against Nexo Capital, Inc. as well as Genesis Global Capital, LLC and Gemini Trust Company, LLC (collectively, “Gemini”) in connection with certain crypto lending products. The SEC also entered into a settlement agreement with cryptocurrency exchange Payward Ventures, Inc. and Payward Trading Ltd. (“Kraken”) in February 2023, for failing to register its “staking-as-a-service” program as a securities offering in violation of Section 5 of the Securities Act. Nexo and Kraken each agreed to substantial fines. The case against Gemini remains ongoing. In March 2023, the Staff of the SEC advised Coinbase Global, Inc. through a “Wells Notice” that it had made a “preliminary determination” to recommend that the SEC file an enforcement action against Coinbase Global, Inc. and Coinbase, Inc. (collectively, “Coinbase”) alleging violations of the federal securities laws, including the Exchange Act and the Securities Act, relating to aspects of Coinbase’s spot market, staking service Coinbase Earn, Coinbase Prime and Coinbase Wallet. While we currently do not offer crypto lending or crypto staking services, any substantial action, settlement, or related investigation by regulators can lead to adverse impressions of the crypto industry generally or significantly affect the actual or perceived value of cryptocurrencies that we currently support on our platform.
Foreign, federal, state and local regulators revisit and update their laws and policies, and can be expected to continue to do so in the future. We expect additional laws, guidance and policies to be issued by regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the

SoFi Technologies, Inc.

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
We may also face regulatory action or penalties. The SEC and FINRA have increased the focus and pace of investigations and enforcement actions related to what the SEC calls crypto asset securities. For example, as noted above, the SEC Chair Gary Gensler indicated in an October 2022 speech that he believed the vast majority of crypto tokens are securities and that many crypto intermediaries are transacting in securities and have to register with the SEC. In November 2022, FINRA conducted a targeted exam of broker-dealer practices regarding retail communications concerning crypto asset products and services. In December 2022, the SEC issued a sample comment letter regarding developments in the crypto asset markets. The SEC and state regulators have alleged in actions against other companies that certain digital assets are “securities.” U.S. Courts have not yet confirmed the status of each digital asset, but some of these assets either are or were tradable on our platform.
As noted above, if a digital asset we offer is a security, we could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm, and potential loss of revenue. Our personnel could also become disqualified from associating with a broker-dealer or we could be required to delist the digital asset, all of which could cause disruption to our members and adversely affect our business. See “We may become subject to enforcement actions or litigation as a result of our failure to comply with laws and regulations, even though noncompliance was inadvertent or unintentional”.
Even if we do not face regulatory action or penalties, we have in the past and may in the future face heightened scrutiny due to our cryptocurrency offerings. Although our cryptocurrency assets are held by third party custodians, we believe recent bankruptcies and financial distress among crypto asset market participants has led and may continue to lead to greater scrutiny of our cryptocurrency related services and could result in reputational harm. For example, on November 21, 2022, we received a letter from Senators on the Committee on Banking, Housing, and Urban Affairs regarding the activities of our digital asset exchange, SoFi Digital Assets, LLC. The letter inquired about certain crypto-related activities and concluded with various questions and requests to which we subsequently responded. While we believe our practices are consistent with applicable law and our commitment to our federal regulators, if we are not considered to be in compliance or we receive increased attention regarding SoFi Digital Assets, LLC, our reputation or business may be perceived differently by our members and our business may be harmed. In addition, in the future we may be subject to the risk of additional inquiries, legal proceedings and government investigations due to the public’s and regulators’ focus on cryptocurrency industry.
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
Other states may adopt similar statutes and regulations which will require us to obtain a license to conduct digital asset activities. In July 2020, Louisiana adopted the Virtual Currency Business Act, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, and in December 2021, the Louisiana Office of Financial Institutions issued guidance establishing how it will license and regulate virtual currency businesses under the act. In addition, a California federal court recently held that all governance token holders can be held responsible for any losses suffered in a security incident involving a Distribute Autonomous Organization or “DAO.” The SEC has also proposed amendments to its definition of “exchange” under SEC Rule 3b-16 that could treat “significant holders of governance or other tokens” responsible if a DeFi platform associated with such tokens fails to appropriately register with the SEC. While we are

SoFi Technologies, Inc.

not a party to the California claim, and the SEC’s proposal has not yet been adopted, governance tokens currently are tradable on our platform. Other states, such as Florida and Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to include virtual currencies into existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities. SoFi Digital Assets, LLC is licensed as a money transmitter or the equivalent in most states and the District of Columbia, but may be required to obtain additional licenses in light of evolving regulation of virtual currency businesses.
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
Various laws and regulations in the U.S. and abroad, such as the Bank Secrecy Act (“BSA”), the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include banks and MSBs such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the BSA to administrators and exchangers of convertible virtual currency, clarifying that they are MSBs, and more specifically, money transmitters. The BSA requires banks and MSBs to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. SoFi Bank is subject to the regulatory and supervisory jurisdiction of the OCC with respect to the BSA and its implementing regulations applicable to banks. Our subsidiary, SoFi Digital Assets, LLC, is registered with FinCEN as an MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN and the IRS, the anti-money laundering provisions of the BSA and its implementing regulations applicable to MSBs.
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

SoFi Technologies, Inc.

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
The financial services industry is subject to extensive regulation and oversight under federal, state, and applicable international laws. From time to time, in the normal course of business, we have received and may receive or be subject to inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, SEC, the Federal Reserve, the OCC, the FDIC, the state attorneys general, state financial regulatory agencies, other state or federal agencies and SROs like FINRA. We also may receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state. In addition, we have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the OCC, SEC, FINRA, the CFPB or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us.
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

SoFi Technologies, Inc.

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
Various lawmakers, regulators and other public officials have recently made statements about our business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. On October 5, 2021, for example, SEC Chair Gensler, speaking before the U.S. House of Representatives Committee on Financial Services, reiterated his view that payment for order flow (“PFOF”) and exchange rebates may present a number of conflicts of interest. This follows the Spring 2021 House Committee on Financial Services hearings on the events surrounding the January 2021 market volatility and disruptions surrounding GameStop and other “meme” stocks at which various members of Congress expressed their concerns about various market practices, including PFOF and options trading. Chair Gensler previously instructed the staff of the SEC to study, and in some cases make rulemaking recommendations to the SEC regarding, a variety of market issues and practices, including PFOF, so-called gamification, and whether broker-dealers are adequately disclosing their policies and procedures around potential trading restrictions; whether margin requirements and other payment requirements are sufficient; and whether broker-dealers have appropriate tools to manage their liquidity and risk, and on May 6, 2021, in testimony to the House Committee on Financial Services, Chair Gensler discussed the use of mobile app features such as rewards, bonuses, push notifications and other prompts. Chair Gensler suggested that such prompts could promote behavior that is not in the interest of the customer, such as excessive trading and advised that he had directed the SEC staff to consider whether expanded enforcement mechanisms are necessary. On October 14, 2021, the SEC issued the “Staff Report on Equity and Options Market Structure Conditions in Early 2021.” In its report, the SEC concluded that “consideration should be given to whether game-like features and celebratory animations that are likely intended to create positive feedback from trading lead investors to trade more than they would otherwise,” and that “payment for order flow and the incentives it creates may cause broker-dealers to find novel ways to increase customer trading, including through the use of digital engagement practices.” In addition, on August 27, 2021, the SEC issued a request for information and comments on broker-dealer and investment adviser digital engagement practices (“DEPs”), related tools and methods, regulatory considerations, and potential approaches. In its request, the SEC noted that certain competition practices, such as PFOF, in combination with zero commissions, create incentives for firms to use DEPs to encourage frequent trading, and that these incentives may not be transparent to retail investors. The SEC noted that DEPs can potentially harm retail investors if they prompt them to engage in trading activities that may not be consistent with their investment goals or risk tolerance. Additionally, on December 14, 2022, the SEC proposed new requirements regarding best execution (Regulation Best Execution), trade reporting, Regulation National Market System, PFOF (both on-exchange and off-exchange), minimum pricing increments and the National Best Bid and Offer. These rules remain proposals but have the potential to substantially reshape U.S. equities markets in intended and unintended ways, and to substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). While the SEC compliance date for T+1 is not until May 2024, this change will require technological, operational, and compliance adjustments across the industry that are likely to be time consuming and costly for all market participants.
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

SoFi Technologies, Inc.

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
Compliance with current or future privacy, information security and data protection laws (including those regarding security breach notification) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. A failure by us or a third-party contractor providing services to us to comply with applicable data privacy and security laws, regulations, self-regulatory requirements or industry guidelines, or our terms of use with our users, may result in sanctions, statutory or contractual damages or litigation (including class actions) and may subject us to reputational harm. Additionally, there is always a danger that regulators can attempt to assert authority over our business in the area of privacy, information security and data protection. In addition, if our vendors and/or service providers are or become subject to laws and regulations in the jurisdictions that have enacted more stringent and expansive legislation applicable to privacy, information and/or data protection, the costs that these vendors and service providers must incur in becoming compliant may be passed along to us, resulting in increasing costs on our business.
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

SoFi Technologies, Inc.

In addition, around the world many jurisdictions outside of Europe are also considering and/or have enacted comprehensive data protection legislation. For example, we are subject to stringent privacy and data protection requirements in Hong Kong. Also, many jurisdictions outside of Europe where we may seek to expand our business in the future are also considering and/or have enacted comprehensive data protection legislation. Additional jurisdictions with stringent data protection laws include Brazil and China. In the United States, the SEC proposed multiple rules related to privacy and cyber security in March 2023. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC also proposed amendments to existing Regulation SID and proposed new cybersecurity risk management rules, parts of which would require broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and notify certain customers when cyber incidents occur. While we have robust policies and procedures addressing incidents involving unauthorized access to or use of customer information, these regulations may require us to amend our current incident response program. In addition, these regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
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
Our ability to provide our products and services to our members and technology platform clients depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our business processes and know-how, and adversely affect our ability to compete with them. A third

SoFi Technologies, Inc.

party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful.
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
From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and SROs, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. For example, we have received some adverse press and attention from members of Congress related to our lawsuit against the U.S. Department of Education to end the pause on loan repayments which may adversely impact our reputation or brand. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities. See “If we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected” for a discussion of the FTC Consent Order.
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

SoFi Technologies, Inc.

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
In addition, from time to time, through our operational and compliance controls, we identify compliance and other issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted members. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of members impacted, and also could generate litigation or regulatory investigations that subject us to additional risk. See Part II, Item 1. “Legal Proceedings”.
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

SoFi Technologies, Inc.

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
Competition for our employees, including highly skilled technology and product professionals, is often competitive. This can present a risk as we compete for experienced candidates, especially if the competition is able to offer more attractive financial terms of employment. This risk extends to our current employee population. We also invest significant time and expense in engaging and developing our employees, which also increases their value to other companies that may seek to recruit them. Turnover can result in significant replacement costs and lost productivity. See also “We transitioned to a flexible-first workforce model, which could subject us to increased business continuity and cyber risks, as well as other operational challenges and risks that could significantly harm our business and operations” for more information on the impact of a flexible workforce model on corporate culture and employee retention.
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
We now offer most of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains mostly voluntary, unless a person’s role requires them to be on site to do their job. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.
While most of our operations can be performed remotely and have operated effectively during the pandemic, there is no guarantee that this will continue or that we will continue to be as effective while operating a flexible-first workforce model because our team is dispersed.
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

SoFi Technologies, Inc.

Our business is subject to the risks of natural disasters, power outages, telecommunications failures and similar events, including COVID-19 and additional public health crises, and to interruptions by human-made problems such as terrorism, cyberattacks, and other actions, which may impact the demand for our products or our members’ ability to repay their loans.
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
•improperly using or disclosing confidential information of our members, technology platform clients, or other parties;
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

SoFi Technologies, Inc.

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
Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. Operational risk is one of the most prevalent forms of risk in our risk profile. We strive to manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.
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
In addition, operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, and our ability to attract and retain members and enterprise partnerships, and macroeconomic risks, while generating sustained revenues through the Financial Services Productivity Loop. Additionally, our business may be

SoFi Technologies, Inc.

affected by reductions in consumer borrowing, spending and investing, consumer deposits or investment by technology platform clients from time to time as a result of a number of factors, including the state of the overall economy, which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause our stock price to decline and investors to lose confidence in us.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. On May 1, 2023, we provided guidance for the second quarter and full year 2023. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members, prospective members technology platform clients and the customers of our technology platform clients. We also have arrangements in place with certain third-party service providers that require us to share consumer information.
It is possible that we may not be able to anticipate or prevent all security breaches even if we have implemented the required preventive measures, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed. Although we devote significant resources and management focus to ensuring the integrity of our systems through information/cybersecurity and business continuity programs, our facilities and systems, and those of third-party service providers, might be targeted by external or internal threats, security breaches, acts of vandalism, including other intentional acts by employees or third-party service providers that compromise our security systems, computer viruses, misplaced or lost data, programming or human errors, and other similar events. In addition, the digital nature of our platform may make it lucrative for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.
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
Cybersecurity risks in the financial services industry have increased, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and

SoFi Technologies, Inc.

others. In addition to cyberattacks and other security breaches involving the theft of non-public and confidential information, hackers have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents. Nonetheless, early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. Despite our adequate investment in detection strategy and 24/7/365 security operations center, we also may fail to detect the existence of a security breach related to the information of our members.
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
We collect, process, store, use, share and/or transmit a large volume of personal information and other non-public data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of personal information and non-public data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA granted additional consumer rights with respect to data privacy in California. The CCPA was amended by a California ballot initiative, the California Privacy Rights Act (“CPRA”), in November 2020. The CCPA amendments, including expanded rights for consumers and obligations for businesses, went into effect on January 1, 2023. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The amended CCPA also created a new state agency, the California Privacy Protection Agency (“CPPA”), and vested it with full administrative power, authority and jurisdiction to implement and enforce the CCPA. Generally, personal information that we process is exempt from the GLBA, the CCPA regulates other personal information that we collect and process in connection with the business. While we have made modifications to our data collection and processing practices and policies to comply with the CCPA and CPRA, we cannot predict their impact on our business, operations or financial condition. The effects of the CCPA and the CPRA are potentially significant and may require us to further modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Additionally, our broker-dealer and investment adviser are subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights. The SEC proposed multiple rules related to privacy and cyber security in March 2023. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC also proposed amendments to existing Regulation SID and proposed new cybersecurity risk management rules, parts of which would require

SoFi Technologies, Inc.

broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and notify certain customers when cyber incidents occur.
Virginia and Colorado enacted comprehensive privacy laws that are similar to the CCPA and CPRA and we expect more states to enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Any violations of these laws and regulations may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, address legal claims, and sustain monetary penalties, reputational damage and/or other harms to our business. Further, in certain cases we rely on the data processing, privacy, data protection and cybersecurity practices of our third-party service providers, including with regard to maintaining the confidentiality, security and integrity of data. If we fail to manage our third-party service providers or their relevant practices, or if they fail to meet any requirements with regard to data processing, privacy, data protection or cybersecurity required by applicable legal or contractual obligations that we face (including any applicable requirements of our clients), we may be liable in certain cases. Legal obligations relating to privacy, cybersecurity and data protection may require us to manage our third-party service providers and their practices and to enter into agreements with them in certain cases. We may face difficulties in binding our third-party service providers to these agreements and otherwise managing their relevant practices, which may subject us to claims, proceedings, and liabilities.
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
Disruptions in the operation of our computer systems and third-party data centers and service providers could have an adverse effect on our business.
Our ability to deliver products and services to our members and clients, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party service providers. Our computer systems and third-party providers may encounter service interruptions at any time due to system or software failure, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyberattacks or other events. Further, employee misconfiguration or resources or misdirected communications could lead to security incidents. Any such events could have a negative effect on our business and technology infrastructure (including our computer network systems), which could lead to member dissatisfaction or long-term disruption of our operations.
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
The implementation of technology changes and upgrades to maintain current and integrate new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. We have made and continue to make substantial and increasing investments in “observability”, or the monitoring of our systems, but limitations or failures in those systems may exacerbate other problems by preventing us from anticipating or quickly detecting issues. In addition our ability to monitor third party services and service providers is limited, and so our ability to anticipate, detect, and remediate anomalies in those services is also more limited when compared to our internal systems monitoring. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that

SoFi Technologies, Inc.

are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles and mission. Errors or breakdowns in our machine learning systems could also result in damage to our reputation, loss of members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
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
•changes in the industry in which we operate, including public perception of such industry;
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
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC or any changes in our reputation;
•actions by stockholders;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation or regulatory enforcement investigations involving our company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt, including in connection with acquisitions;
•any reverse stock split of our outstanding shares of common stock, which may increase the price of our common stock;
•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, inflation, public perception of the financial services industry, local and national elections, corruption, political instability and acts of war or terrorism, including the war in Ukraine.
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
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If

SoFi Technologies, Inc.

few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly. In addition, analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these research analysts. In addition, if the market for technology stocks or financial services stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

10.1+	Director Deferred Compensation Plan
10.2+	Amended and Restated Revolving Credit Agreement among SoFi Technologies, Inc., the lenders party thereto, the issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent
10.3+	Offer Letter, dated as of June 22, 2021, by and between Social Finance, Inc. and Chad Borton
10.4+	Offer Letter, dated as of April 21, 2022, by and between Social Finance, Inc. and Jeremy Rishel
10.5+**	Offer Letter, dated as of July 1, 2019, by and between Social Finance, Inc. and Aaron Webster
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
**     Certain schedules, exhibits or similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish copies of such schedules, exhibits or similar attachments to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoFi Technologies, Inc.
(Registrant)

Date:	May 10, 2023	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer