Form 10-Q
period 2023-06-30
SoFi Technologies, Inc.
filed 2023-08-08
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 31, 2023 was 950,114,369 shares.

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
In April 2023, we acquired Wyndham Capital Mortgage (“Wyndham”), a leading fintech mortgage lender.
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
•the effect and impact of evolving laws, rules, regulations and government enforcement policies, including any federal or state loan forgiveness programs;
•the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, which could cause economic and market volatility, and regulatory responses thereto;
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

SoFi Technologies, Inc.

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
•our ability to realize the anticipated benefits of the Bank Merger, the Technisys Merger, our acquisition of Wyndham, and any other acquisitions we undertake, including our expectations with regards to such acquisitions;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,015,652	$1,421,907
Restricted cash and restricted cash equivalents	485,476	424,395
Investment securities (includes available-for-sale securities of $382,782 and $195,438 at fair value with associated amortized cost of $387,815 and $203,418, as of June 30, 2023 and December 31, 2022, respectively)	548,232	396,769
Loans held for sale, at fair value	18,213,667	13,557,074
Loans held for investment (less allowance for credit losses on loans at amortized cost of $41,227 and $40,788, as of June 30, 2023 and December 31, 2022, respectively)	347,551	307,957
Servicing rights	145,663	149,854
Property, equipment and software	191,352	170,104
Goodwill	1,640,679	1,622,991
Intangible assets	412,099	442,155
Operating lease right-of-use assets	94,523	97,135
Other assets (less allowance for credit losses of $1,937 and $2,785, as of June 30, 2023 and December 31, 2022, respectively)	466,555	417,334
Total assets	$25,561,449	$19,007,675
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$12,672,392	$7,265,792
Noninterest-bearing deposits	67,681	76,504
Total deposits	12,740,073	7,342,296
Accounts payable, accruals and other liabilities	632,459	516,215
Operating lease liabilities	115,224	117,758
Debt	6,484,326	5,485,882
Residual interests classified as debt	11,332	17,048
Total liabilities	19,983,414	13,479,199
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; 3,234,000 and 3,234,000 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 948,912,761 and 933,896,120 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively(2)	94	93
Additional paid-in capital	6,848,178	6,719,826
Accumulated other comprehensive loss	(5,119)	(8,296)
Accumulated deficit	(1,585,492)	(1,503,521)
Total permanent equity	5,257,661	5,208,102
Total liabilities, temporary equity and permanent equity	$25,561,449	$19,007,675
______________
(1)Redemption amount is $323,400 as of June 30, 2023 and December 31, 2022.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of June 30, 2023 and December 31, 2022. See Note 10. Equity for additional information.

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

	June 30, 2023	December 31, 2022
Assets
Restricted cash and restricted cash equivalents	$75,932	$68,151
Loans held for sale, at fair value	1,065,741	931,701
Total assets	$1,141,673	$999,852
Liabilities
Accounts payable, accruals and other liabilities	$1,111	$3,053
Debt	803,285	771,454
Residual interests classified as debt	11,332	17,048
Total liabilities	$815,728	$791,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Loans	$442,187	$145,337	$799,529	$259,722
Securitizations	2,659	2,567	5,713	5,325
Other	25,150	1,608	36,318	2,877
Total interest income	469,996	149,512	841,560	267,924
Interest expense
Securitizations and warehouses	63,060	18,599	117,384	38,505
Deposits	106,529	4,543	179,645	4,974
Corporate borrowings	9,167	3,450	17,167	6,099
Other	114	191	228	684
Total interest expense	178,870	26,783	314,424	50,262
Net interest income	291,126	122,729	527,136	217,662
Noninterest income
Loan origination and sales	103,064	144,414	229,575	302,118
Securitizations	(12,900)	(11,737)	(16,077)	(23,018)
Servicing	9,052	10,471	21,794	22,707
Technology products and solutions	82,289	81,670	155,090	141,527
Other	25,387	14,980	52,658	31,875
Total noninterest income	206,892	239,798	443,040	475,209
Total net revenue	498,018	362,527	970,176	692,871
Noninterest expense
Technology and product development	126,845	99,366	243,904	181,274
Sales and marketing	182,822	143,854	357,976	281,992
Cost of operations	93,885	79,091	177,793	149,528
General and administrative	131,180	125,829	254,869	262,334
Provision for credit losses	12,615	10,103	21,022	23,064
Total noninterest expense	547,347	458,243	1,055,564	898,192
Loss before income taxes	(49,329)	(95,716)	(85,388)	(205,321)
Income tax benefit (expense)	1,780	(119)	3,417	(871)
Net loss	$(47,549)	$(95,835)	$(81,971)	$(206,192)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net	830	(1,991)	3,078	(6,446)
Foreign currency translation adjustments, net	392	(56)	99	(94)
Total other comprehensive income (loss)	1,222	(2,047)	3,177	(6,540)
Comprehensive loss	$(46,327)	$(97,882)	$(78,794)	$(212,732)
Loss per share (Note 16)
Loss per share – basic	$(0.06)	$(0.12)	$(0.11)	$(0.26)
Loss per share – diluted	$(0.06)	$(0.12)	$(0.11)	$(0.26)
Weighted average common stock outstanding – basic	936,569,420	910,046,750	932,926,222	881,608,165
Weighted average common stock outstanding – diluted	936,569,420	910,046,750	932,926,222	881,608,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at March 31, 2023	940,338,835	$94	$6,778,262	$(6,341)	$(1,537,943)	$5,234,072	3,234,000	$320,374
Share-based compensation expense	—	—	84,208	—	—	84,208	—	—
Vesting of RSUs	8,962,137	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(470,998)	—	(4,630)	—	—	(4,630)	—	—
Exercise of common stock options	91,080	—	417	—	—	417	—	—
Common stock retired	(8,293)	—	—	—	—	—	—	—
Redeemable preferred stock dividends	—	—	(10,079)	—	—	(10,079)	—	—
Net loss	—	—	—	—	(47,549)	(47,549)	—	—
Other comprehensive income, net of taxes	—	—	—	1,222	—	1,222	—	—
Balance at June 30, 2023	948,912,761	$94	$6,848,178	$(5,119)	$(1,585,492)	$5,257,661	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2023	933,896,120	$93	$6,719,826	$(8,296)	$(1,503,521)	$5,208,102	3,234,000	$320,374
Share-based compensation expense	—	—	154,861	—	—	154,861	—	—
Vesting of RSUs	15,699,311	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(926,688)	—	(7,046)	—	—	(7,046)	—	—
Exercise of common stock options	252,311	—	585	—	—	585	—	—
Common stock retired	(8,293)	—	—	—	—	—	—	—
Redeemable preferred stock dividends	—	—	(20,047)	—	—	(20,047)	—	—
Net loss	—	—	—	—	(81,971)	(81,971)	—	—
Other comprehensive income, net of taxes	—	—	—	3,177	—	3,177	—	—
Balance at June 30, 2023	948,912,761	$94	$6,848,178	$(5,119)	$(1,585,492)	$5,257,661	3,234,000	$320,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Continued)
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(81,971)	$(206,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	140,104	157,163
Depreciation and amortization	95,451	68,754
Deferred debt issuance and discount expense	10,559	8,118
Provision for credit losses	21,022	23,064
Deferred income taxes	(5,446)	(2,319)
Fair value changes in residual interests classified as debt	(513)	5,625
Fair value changes in securitization investments	1,537	9,981
Other	(3,236)	6,865
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(4,535,374)	(2,006,410)
Servicing assets	3,201	(8,705)
Other assets	40,974	(49,569)
Accounts payable, accruals and other liabilities	21,013	36,902
Net cash used in operating activities	$(4,292,679)	$(1,956,723)
Investing activities
Purchases of property, equipment and software	$(49,071)	$(47,017)
Capitalized software development costs	(5,060)	(3,011)
Purchases of available-for-sale investments	(452,340)	(44,974)
Proceeds from sales of available-for-sale investments	265,634	23,497
Proceeds from maturities and paydowns of available-for-sale investments	52,337	13,906
Changes in loans held for investment, net	(62,043)	(81,850)
Proceeds from securitization investments	29,020	75,991
Proceeds from non-securitization investments	2,720	—
Purchases of non-securitization investments	(16,722)	—
Acquisition of businesses, net of cash acquired	(72,301)	58,540
Net cash used in investing activities	$(307,826)	$(4,918)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Financing activities
Net change in deposits	$5,392,521	$2,496,253
Net change in debt facilities	964,898	(75,452)
Proceeds from other debt issuances	339,995	—
Repayment of other debt	(407,715)	(200,520)
Payment of debt issuance costs	(7,707)	(3,976)
Taxes paid related to net share settlement of share-based awards	(7,046)	(5,846)
Proceeds from stock option exercises	585	2,060
Payment of redeemable preferred stock dividends	(20,047)	(20,047)
Finance lease principal payments	(252)	(241)
Net cash provided by financing activities	$6,255,232	$2,192,231
Effect of exchange rates on cash and cash equivalents	99	(94)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,654,826	$230,496
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,846,302	768,437
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,501,128	$998,933

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$3,015,652	$707,302
Restricted cash and restricted cash equivalents	485,476	291,631
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,501,128	$998,933

Supplemental non-cash investing and financing activities
Available-for-sale securities purchased but unpaid	$47,553	$—
Derecognition of securitization investments	5,325	—
Loans held for investment received in acquisition	—	84,485
Available-for-sale securities received in acquisition	—	10,014
Deconsolidation of securitization and residual debt	92,914	—
Deposits credited but not yet received in cash	53,353	57,995
Share-based compensation capitalized related to internally-developed software	14,757	10,356
Deposits assumed in acquisition	—	158,016

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
Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts are eliminated in consolidation. The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the rules and regulations of the SEC. We condensed or omitted certain notes and other financial information from the interim financial statements presented herein.
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on March 1, 2023 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Restructuring
During the six months ended June 30, 2023, we recognized restructuring charges of $4,953 within noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss) associated with a small reduction in headcount in the Technology Platform segment in the first quarter of 2023, which primarily included employee-related wages, benefits and severance.

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

Note 2. Business Combinations

Acquisition of Wyndham Capital Mortgage
On April 3, 2023, we acquired all of the outstanding equity interests in Wyndham for cash consideration. With the acquisition of Wyndham, a leading fintech mortgage lender, we broadened our suite of home loan products and now manage the technology for a digitized mortgage experience. The acquisition is being accounted for as a business combination. The purchase consideration is being allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the net assets acquired is allocated to goodwill, which is expected to be deductible for tax purposes. The fair value estimates are subject to change for up to one year after the acquisition date as additional information becomes available. The acquisition was not determined to be a significant acquisition.
Acquisition of Technisys S.A.
During the six months ended June 30, 2023, we made payments of $17,946 related to settlements of vested employee performance awards, which was a component of the purchase consideration in the Technisys Merger. There were 6,305,595 shares issued in the acquisition that were held in escrow. During the second quarter of 2023, we released 6,244,450 of the escrow shares. The remaining 61,145 shares continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi.
Acquisition of Golden Pacific Bancorp, Inc.
As of June 30, 2023, a portion of the total cash purchase consideration ($3.3 million) related to our acquisition of Golden Pacific remained held back, representing an amount payable to a dissenting Golden Pacific shareholder pending resolution of the shareholder’s dissenter’s rights appraisal claim, which could possibly result in a lower or higher amount paid to the dissenting shareholder once a ruling is made regarding the appraisal claim.
Goodwill and Intangible Assets
As of June 30, 2023 and December 31, 2022, goodwill was $1,640,679 and $1,622,991, respectively. As of June 30, 2023, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,585,832 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of June 30, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Financial Services
Referrals	$8,223	$8,805	$17,849	$16,573
Interchange	8,663	3,007	15,932	7,293
Brokerage	5,225	4,156	10,103	8,886
Other(1)	348	225	835	428
Total financial services	22,459	16,193	44,719	33,180
Technology Platform(2)
Technology services	80,328	81,111	152,457	140,268
Software licenses	1,961	558	2,633	1,258
Other(1)	(55)	558	366	736
Total technology platform	82,234	82,227	155,456	142,262
Total revenue from contracts with customers	104,693	98,420	200,175	175,442
Other Sources of Revenue
Loan origination and sales	103,064	144,414	229,575	302,118
Securitizations	(12,900)	(11,737)	(16,077)	(23,018)
Servicing	9,052	10,471	21,794	22,707
Other	2,983	(1,770)	7,573	(2,040)
Total other sources of revenue	102,199	141,378	242,865	299,767
Total noninterest income	$206,892	$239,798	$443,040	$475,209
_____________________
(1) In Financial Services, includes revenues from enterprise services. In Technology Platform, includes payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(2) Related to these technology products and solutions arrangements, we had deferred revenues of $6,823 and $10,028 as of June 30, 2023 and December 31, 2022, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $2,444 and $1,989 during the three months ended June 30, 2023 and 2022, respectively, and $4,784 and $2,774 during the six months ended June 30, 2023 and 2022, respectively, associated with deferred revenues within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income (loss).
Contract Balances
As of June 30, 2023 and December 31, 2022, accounts receivable, net associated with revenue from contracts with customers was $59,056 and $61,226, respectively, which were reported within other assets in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 4. Loans

As of June 30, 2023, our loan portfolio consisted of loans held for sale, including personal loans, student loans and home loans, which are measured at fair value under the fair value option, and loans held for investment, including credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	June 30, 2023	December 31, 2022
Loans held for sale
Personal loans(1)	$12,751,163	$8,610,434
Student loans(2)	5,383,921	4,877,177
Home loans	78,583	69,463
Total loans held for sale, at fair value	18,213,667	13,557,074
Loans held for investment(3)
Credit card(4)	238,285	209,164
Commercial and consumer banking:
Commercial real estate	99,945	88,652
Commercial and industrial	6,016	7,179
Residential real estate and other consumer	3,305	2,962
Total commercial and consumer banking	109,266	98,793
Total loans held for investment, at amortized cost	347,551	307,957
Total loans	$18,561,218	$13,865,031
_____________________
(1) Includes $780,120 and $663,004 of personal loans in consolidated VIEs as of June 30, 2023 and December 31, 2022, respectively.
(2) Includes $285,621 and $268,697 of student loans in consolidated VIEs as of June 30, 2023 and December 31, 2022, respectively.
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Held for Sale
The following table summarizes the aggregate fair value of our loans held for sale, for which we elected the fair value option. See Note 12. Fair Value Measurements for the assumptions used in our fair value model.

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2023
Unpaid principal	$12,171,935	$5,262,975	$87,928	$17,522,838
Accumulated interest	82,868	21,164	150	104,182
Cumulative fair value adjustments(1)	496,360	99,782	(9,495)	586,647
Total fair value of loans(2)	$12,751,163	$5,383,921	$78,583	$18,213,667
December 31, 2022
Unpaid principal	$8,283,400	$4,794,517	$77,705	$13,155,622
Accumulated interest	55,673	19,433	151	75,257
Cumulative fair value adjustments(1)	271,361	63,227	(8,393)	326,195
Total fair value of loans(2)	$8,610,434	$4,877,177	$69,463	$13,557,074
__________________
(1) During the six months ended June 30, 2023, the cumulative fair value adjustments for personal loans were primarily impacted by higher origination volume and higher coupon rates, partially offset by higher benchmark rates, which resulted in higher fair value marks. The cumulative fair value adjustments for student loans were primarily impacted by a lower prepayment rate assumption and higher coupon rates, partially offset by higher benchmark rates, which resulted in higher fair value marks.
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

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2023
Unpaid principal balance	$49,097	$6,579	$213	$55,889
Accumulated interest	2,299	328	—	2,627
Cumulative fair value adjustments(1)	(44,552)	(3,926)	(140)	(48,618)
Fair value of loans 90 days or more delinquent	$6,844	$2,981	$73	$9,898
December 31, 2022
Unpaid principal balance	$27,989	$6,435	$—	$34,424
Accumulated interest	1,207	304	—	1,511
Cumulative fair value adjustments(1)	(25,022)	(3,332)	—	(28,354)
Fair value of loans 90 days or more delinquent	$4,174	$3,407	$—	$7,581
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due.
Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. When a transfer of financial assets qualifies as a sale, in many instances we have continuing involvement as the servicer of those financial assets. As we expect the benefits of servicing to be more than just adequate, we recognize a servicing asset. Further, in the case of securitization-related transfers that qualify as sales, we have additional continuing involvement as an investor, albeit at insignificant levels relative to the expected gains and losses of the securitization. In instances where a transfer is accounted for as a secured borrowing, we perform servicing (but we do not recognize a servicing asset) and typically maintain a significant investment relative to the expected gains and losses of the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
securitization. In whole loan sales, we do not have a residual financial interest in the loans, nor do we have any other power over the loans that would constrain us from recognizing a sale. Additionally, we generally have no repurchase requirements related to transfers of personal loans, student loans and non-government-sponsored enterprise home loans other than standard origination representations and warranties, for which we record a liability based on expected repurchase obligations. For government-sponsored enterprise (“GSE”) home loans, we have customary GSE repurchase requirements, which do not constrain sale treatment but result in a liability for the expected repurchase requirement.
There were no loan securitization transfers qualifying for sale accounting treatment during the six months ended June 30, 2023 and 2022.
Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—securitizations in the condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2023, we had deconsolidation of debt on student loans of $45.9 million. The impact on earnings from the deconsolidation was immaterial. During the three and six months ended June 30, 2022, we did not have any deconsolidations of debt.
The following table summarizes our whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personal loans
Fair value of consideration received:
Cash	$51,473	$1,163,029	$51,473	$2,181,718
Servicing assets recognized	888	7,659	888	14,083
Repurchase liabilities recognized	(360)	(2,789)	(360)	(5,087)
Total consideration received	52,001	1,167,899	52,001	2,190,714
Aggregate unpaid principal balance and accrued interest of loans sold	50,322	1,129,237	50,322	2,111,092
Gain from loan sales	$1,679	$38,662	$1,679	$79,622
Sale execution(1)	104.1%	103.7%	104.1%	104.0%
Student loans
Fair value of consideration received:
Cash	$98,624	$257,859	$98,624	$806,770
Servicing assets recognized	2,792	2,991	2,792	8,815
Repurchase liabilities recognized	(16)	(41)	(16)	(121)
Total consideration	101,400	260,809	101,400	815,464
Aggregate unpaid principal balance and accrued interest of loans sold	99,916	261,324	99,916	807,611
Gain (loss) from loan sales	$1,484	$(515)	$1,484	$7,853
Sale execution(1)	101.5%	99.8%	101.5%	101.0%

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Home loans
Fair value of consideration received:
Cash	$267,052	$322,219	$344,871	$681,919
Servicing assets recognized	2,803	4,482	3,757	8,720
Repurchase liabilities recognized	(751)	(315)	(847)	(735)
Total consideration	269,104	326,386	347,781	689,904
Aggregate unpaid principal balance and accrued interest of loans sold	266,634	342,952	344,610	708,512
Gain (loss) from loan sales	$2,470	$(16,566)	$3,171	$(18,608)
Sale execution(1)	101.2%	95.3%	101.2%	97.5%
_____________________
(1)Sale execution represents the ratio of cash proceeds and servicing assets recognized to the aggregate unpaid principal balance and accrued interest of the loans sold. Amounts included in repurchase liabilities are excluded from the calculation, as they typically would not materially differ from the fair value markdown on the loans over the repurchase period had they been held on balance sheet and entered delinquency.
For certain transferred loans that qualified for sale accounting and are, therefore, off-balance sheet, we have continuing involvement through our servicing agreements. For such loans, our exposure to loss is generally limited to the extent we would be required to repurchase such a loan due to a breach of representations and warranties associated with the loan transfer or servicing contract.
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2023
Loans in delinquency (10-29 days past due)	$42,820	$56,932	$—	$99,752
Loans in delinquency (30+ days past due)	59,620	51,255	22,538	133,413
Total loans in delinquency	102,440	108,187	22,538	233,165
Total transferred loans serviced(1)	$2,088,650	$6,799,935	$5,274,899	$14,163,484
December 31, 2022
Loans in delinquency (10-29 days past due)	$44,337	$68,832	$—	$113,169
Loans in delinquency (30+ days past due)	64,654	46,986	16,510	128,150
Total loans in delinquency	108,991	115,818	16,510	241,319
Total transferred loans serviced(1)	$2,995,601	$7,586,031	$5,134,306	$15,715,938
_____________________
(1)Total transferred loans serviced includes loans in delinquency, as well as loans in repayment, loans in-school/grace period/deferment (related to student loans), and loans in forbearance. The vast majority of total transferred loans serviced represent loans in repayment as of the dates indicated.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personal loans
Servicing fees collected from transferred loans	$4,870	$8,457	$11,047	$16,825
Charge-offs, net of recoveries, of transferred loans(1)	41,411	21,977	87,526	38,662
Student loans
Servicing fees collected from transferred loans	6,402	11,045	15,592	20,213
Charge-offs, net of recoveries, of transferred loans(1)	10,005	9,192	19,158	17,412
Home loans
Servicing fees collected from transferred loans	3,659	2,930	6,819	5,566
Total
Servicing fees collected from transferred loans	$14,931	$22,432	$33,458	$42,604
Charge-offs, net of recoveries, of transferred loans(1)	51,416	31,169	106,684	56,074
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
Loans Held for Investment
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
June 30, 2023
Credit card	$254,089	$4,547	$3,821	$10,421	$18,789	$272,878
Commercial and consumer banking:
Commercial real estate	100,911	—	—	—	—	100,911
Commercial and industrial	5,785	3	788	—	791	6,576
Residential real estate and other consumer(3)	3,303	—	—	—	—	3,303
Total commercial and consumer banking	109,999	3	788	—	791	110,790
Total loans	$364,088	$4,550	$4,609	$10,421	$19,580	$383,668
December 31, 2022
Credit card	$225,165	$4,670	$3,626	$10,498	$18,794	$243,959
Commercial and consumer banking:
Commercial real estate	89,544	—	—	—	—	89,544
Commercial and industrial	7,636	—	1	—	1	7,637
Residential real estate and other consumer(3)	2,966	—	—	—	—	2,966
Total commercial and consumer banking	100,146	—	1	—	1	100,147
Total loans	$325,311	$4,670	$3,627	$10,498	$18,795	$344,106
______________
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)For credit card, the balance is presented before allowance for credit losses of $39,361 and $39,110 as of June 30, 2023 and December 31, 2022, respectively, and accrued interest of $4,768 and $4,315, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,866 and $1,678, respectively, and accrued interest of $342 and $324, respectively.
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

FICO	June 30, 2023	December 31, 2022
≥ 800	$20,779	$14,421
780 – 799	14,348	11,327
760 – 779	16,138	12,179
740 – 759	18,265	14,501
720 – 739	23,189	19,343
700 – 719	28,989	26,239
680 – 699	34,564	31,543
660 – 679	33,366	31,958
640 – 659	24,636	25,959
620 – 639	14,712	15,566
600 – 619	9,132	8,968
≤ 599	34,760	31,955
Total credit card	$272,878	$243,959
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$14,825	$34,213	$5,696	$4,601	$9,564	$19,037	$87,936	$193
Watch	1,242	4,627	1,668	—	220	2,774	10,531	—
Special mention	—	—	—	—	—	1,586	1,586	—
Substandard	—	—	—	—	—	665	665	—
Total commercial real estate	16,067	38,840	7,364	4,601	9,784	24,062	100,718	193
Commercial and industrial
Pass	59	—	—	71	104	5,049	5,283	47
Watch	—	—	—	—	19	19	38	—
Substandard	—	—	—	—	—	1,208	1,208	—
Total commercial and industrial	59	—	—	71	123	6,276	6,529	47
Residential real estate and other consumer
Pass	660	—	—	—	—	2,505	3,165	97
Watch	—	—	—	—	—	41	41	—
Total residential real estate and other consumer	660	—	—	—	—	2,546	3,206	97
Total commercial and consumer banking	$16,786	$38,840	$7,364	$4,672	$9,907	$32,884	$110,453	$337

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended June 30, 2023
Balance at March 31, 2023	$37,089	$1,848	$1,645
Provision for credit losses(2)	12,600	15	1,096
Write-offs charged against the allowance(3)	(10,328)	3	(804)
Balance at June 30, 2023	$39,361	$1,866	$1,937
Three Months Ended June 30, 2022
Balance at March 31, 2022	$16,500	$1,366	$1,652
Provision for credit losses(2)	10,265	(162)	1,112
Write-offs charged against the allowance	(4,791)	—	(44)
Balance at June 30, 2022	$21,974	$1,204	$2,720
Six Months Ended June 30, 2023
Balance at December 31, 2022	$39,110	$1,678	$2,785
Provision for credit losses(2)	20,837	185	242
Write-offs charged against the allowance(3)	(20,586)	3	(1,090)
Balance at June 30, 2023	$39,361	$1,866	$1,937
Six Months Ended June 30, 2022
Balance at December 31, 2021	$7,037	$—	$2,292
Provision for credit losses(2)	22,242	822	521
Allowance for PCD loans(4)	—	382	—
Write-offs charged against the allowance	(7,305)	—	(93)
Balance at June 30, 2022	$21,974	$1,204	$2,720
_____________________
(1)Credit cards and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans held for investment in the condensed consolidated balance sheets. Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the condensed consolidated balance sheets.
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses in the condensed consolidated statements of operations and comprehensive income (loss). There were immaterial recoveries of amounts previously reserved related to credit cards and commercial and consumer banking loans during the three and six months ended June 30, 2023 and 2022. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2023, recoveries of amounts previously reserved related to accounts receivable were $18 and $1,179, respectively. During the three and six months ended June 30, 2022, recoveries of amounts previously reserved related to accounts receivable were $368 and $1,760, respectively.
(3)The increases in credit card write-offs charged against the allowance during the three and six months ended June 30, 2023 relative to the corresponding periods in 2022 were primarily related to our maturing portfolio.
(4)In connection with the Bank Merger, we obtained purchased credit deteriorated (“PCD”) loans, for which we measured an allowance, with a corresponding increase to the amortized cost basis as of the acquisition date. Therefore, recognition of the initial allowance for credit losses did not impact earnings.

Credit card: Accrued interest receivables written off by reversing interest income were immaterial during the three and six months ended June 30, 2023 and 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in available-for-sale (“AFS”) debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
June 30, 2023
U.S. Treasury securities	$315,698	$123	$155	$(1,725)	$314,251
Multinational securities(2)	15,654	106	—	(335)	15,425
Corporate bonds	36,920	227	—	(2,082)	35,065
Agency mortgage-backed securities	8,348	20	—	(1,009)	7,359
Other asset-backed securities	9,071	5	—	(362)	8,714
Other(3)	2,124	22	—	(178)	1,968
Total investments in AFS debt securities	$387,815	$503	$155	$(5,691)	$382,782
December 31, 2022
U.S. Treasury securities	$121,282	$217	$—	$(3,510)	$117,989
Multinational securities(2)	19,658	109	—	(724)	19,043
Corporate bonds	41,890	257	—	(2,644)	39,503
Agency mortgage-backed securities	8,899	22	—	(991)	7,930
Other asset-backed securities	9,556	5	—	(514)	9,047
Other(3)	2,133	21	—	(228)	1,926
Total investments in AFS debt securities	$203,418	$631	$—	$(8,611)	$195,438
_____________________
(1) As of June 30, 2023 and December 31, 2022, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 85% and 67% of the amortized cost basis of our investments as of June 30, 2023 and December 31, 2022, respectively, was composed of U.S. Treasury securities, agency mortgage-backed securities and sovereign foreign bonds, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes sovereign foreign and supranational bonds.
(3) Includes state and city municipal bond securities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
U.S. Treasury securities	$239,421	$(20)	$74,830	$(1,705)	$314,251	$(1,725)
Multinational securities	—	—	15,425	(335)	15,425	(335)
Corporate bonds	—	—	35,065	(2,082)	35,065	(2,082)
Agency mortgage-backed securities	—	—	7,359	(1,009)	7,359	(1,009)
Other asset-backed securities	—	—	8,714	(362)	8,714	(362)
Other	—	—	1,968	(178)	1,968	(178)
Total investments in AFS debt securities	$239,421	$(20)	$143,361	$(5,671)	$382,782	$(5,691)
December 31, 2022
U.S. Treasury securities	$27,759	$(1,171)	$90,230	$(2,339)	$117,989	$(3,510)
Multinational securities	—	—	19,043	(724)	19,043	(724)
Corporate bonds	4,480	(313)	35,023	(2,331)	39,503	(2,644)
Agency mortgage-backed securities	6,448	(814)	1,482	(177)	7,930	(991)
Other asset-backed securities	—	—	9,047	(514)	9,047	(514)
Other	745	(200)	1,181	(28)	1,926	(228)
Total investments in AFS debt securities	$39,432	$(2,498)	$156,006	$(6,113)	$195,438	$(8,611)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
June 30, 2023
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$297,623	$18,075	$—	$—	$315,698
Multinational securities	15,654	—	—	—	15,654
Corporate bonds	12,479	21,118	3,323	—	36,920
Agency mortgage-backed securities	—	164	761	7,423	8,348
Other asset-backed securities	—	7,142	1,929	—	9,071
Other	1,185	—	—	939	2,124
Total investments in AFS debt securities	$326,941	$46,499	$6,013	$8,362	$387,815
Weighted average yield for investments in AFS debt securities(1)	1.23%	3.28%	(3.01)%	2.54%	1.44%
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$296,898	$17,230	$—	$—	$314,128
Multinational securities	15,319	—	—	—	15,319
Corporate bonds	12,104	19,903	2,831	—	34,838
Agency mortgage-backed securities	—	154	691	6,494	7,339
Other asset-backed securities	—	6,833	1,876	—	8,709
Other	1,179	—	—	767	1,946
Total investments in AFS debt securities	$325,500	$44,120	$5,398	$7,261	$382,279
_____________________
(1) The weighted average yield represents the effective yield for the investment securities and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $503 as of June 30, 2023.
There were no realized gains and losses on our investments in AFS debt securities during the three months ended June 30, 2023. Gross realized gains and losses on our investments in AFS debt securities were $3,356 and $509, respectively, during the six months ended June 30, 2023, and were immaterial during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2023 and 2022, there were no transfers between classifications of our investments in AFS debt securities. See Note 10. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”).
Securitization Investments
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the condensed consolidated balance sheets:

	June 30, 2023	December 31, 2022
Personal loans	$12,149	$20,172
Student loans	153,301	181,159
Securitization investments	$165,450	$201,331

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
The VIEs are special purpose entities (“SPEs”) with portfolio loans securing debt obligations. The SPEs were created and designed to transfer credit and interest rate risk associated with consumer loans through the issuance of collateralized notes and trust certificates. We make standard representations and warranties to repurchase or replace qualified portfolio loans. Aside from these representations, the holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying portfolio loans securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. We hold a significant interest in these financing transactions through our ownership of a portion of the residual interest in certain VIEs. In addition, in some cases, we invest in the debt obligations issued by the VIE. Our investments in consolidated VIEs eliminate in consolidation. The residual interest is the first VIE interest to absorb losses should the loans securing the debt obligations not provide adequate cash flows to satisfy more senior claims and is the interest that we expect to absorb the expected gains and losses of the VIE. Our exposure to credit risk in sponsoring SPEs is limited to our investment in the VIE. VIE creditors have no recourse against our general credit.
As of June 30, 2023 and December 31, 2022, we had seven and six consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the six months ended June 30, 2023, we established two consolidated VIEs, and exercised a securitization clean up call related to one consolidated VIE. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of June 30, 2023 and December 31, 2022. Intercompany balances are eliminated upon consolidation.
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
As of June 30, 2023 and December 31, 2022, we had investments in 21 and 23 nonconsolidated VIEs, respectively. During the six months ended June 30, 2023, we exercised a securitization clean up call on one nonconsolidated VIE and collapsed the associated trust, as well as consolidated one previously nonconsolidated VIE.

Note 8. Deposits

We offer deposit accounts (referred to as “checking and savings” accounts within SoFi Money) to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents a detail of interest-bearing deposits:

	June 30, 2023	December 31, 2022
Savings deposits	$8,291,062	$4,383,953
Demand deposits(1)	2,369,568	1,912,452
Time deposits(1)(2)	2,011,762	969,387
Total interest-bearing deposits	$12,672,392	$7,265,792
_____________________
(1) As of June 30, 2023 and December 31, 2022, includes brokered deposits of $2,167,036 and $1,026,400, respectively, of which $1,980,253 and $940,000, respectively, are time deposits and $186,783 and $86,400, respectively, are demand deposits.
(2) As of June 30, 2023 and December 31, 2022, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $21,153 and $20,842, respectively.
As of June 30, 2023, future maturities of our total time deposits were as follows:

Remainder of 2023	$1,076,837
2024	933,773
2025	562
2026	290
2027	—
Thereafter	300
Total	$2,011,762

Note 9. Debt

The following table summarizes the components of our debt:

Borrowing Description	June 30, 2023					December 31, 2022
	Total Collateral(1)	Stated Interest Rate(2)	Termination/ Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$1,858,290	5.33% – 7.10%	January 2024 – January 2032	$4,725,000	$1,574,227	$1,452,085
Student loan warehouse facilities	2,890,940	5.64% – 6.91%	July 2023 – June 2026	3,470,000	2,361,766	1,504,926
Credit card warehouse facility	—	6.62%	November 2024	100,000	—	—
Risk retention warehouse facilities(5)	108,744	5.26% – 7.24%	January 2024 – October 2027	200,000	87,879	101,964
Revolving credit facility(6)		6.74%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes(7)		—%	October 2026		1,200,000	1,200,000
Other financing(8)	97,160			136,371	—	—
Securitizations
Personal loan securitizations	778,620	0.49% – 6.21%	September 2030 – May 2031		542,642	529,132
Student loan securitizations	303,066	1.83% – 9.65%	March 2040 – August 2048		264,378	246,856

Total, before unamortized debt issuance costs, premiums and discounts					$6,516,892	$5,520,963
Less: unamortized debt issuance costs, premiums and discounts					(32,566)	(35,081)
Total debt					$6,484,326	$5,485,882
_________________
(1)As of June 30, 2023, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of June 30, 2023. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of June 30, 2023 included overnight Secured Overnight Financing Rate

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(“SOFR”), one-month SOFR, three-month SOFR, one-month London Inter-Bank Offered Rate (“LIBOR”), prime rate and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 65 basis points (“bps”) on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income (loss).
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts or premiums issued during the six months ended June 30, 2023.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of June 30, 2023, $6.0 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(7)The original issue discount and debt issuance costs related to the convertible senior notes are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the three and six months ended June 30, 2023, total interest expense on the convertible notes was $1,273 and $2,545, respectively. For the three and six months ended June 30, 2022, total interest expense on the convertible notes was $1,268 and $2,535, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs, and the effective interest rate was 0.42%. As of June 30, 2023 and December 31, 2022, unamortized debt discount and issuance costs were $16.9 million and $19.4 million, respectively, and the net carrying amount was $1.18 billion and $1.18 billion, respectively.
(8)Includes $27.5 million of loans and $69.7 million of investment securities pledged as collateral to secure $86.4 million of available borrowing capacity with the Federal Home Loan Bank (“FHLB”), of which $13.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
Material Changes to Debt Arrangements
On April 28, 2023, we entered into an Amended and Restated Revolving Credit Agreement (“Amended and Restated Credit Agreement”), which amended and restated the Revolving Credit Agreement (“Original Credit Agreement”), dated as of September 27, 2018, among Social Finance, Inc., the lenders party thereto, the issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent. The Amended and Restated Credit Agreement amended and restated the Original Credit Agreement to, among other things, (i) increase the initial aggregate commitment to $645 million, (ii) extend the maturity date of the revolving credit facility to the date that is five years after the closing date, (iii) change the borrower entity under the revolving credit facility to SoFi Technologies, Inc., (iv) replace LIBOR as the term benchmark rate applicable to revolving loans denominated in U.S. dollars with a benchmark rate equal to Term SOFR plus a credit spread adjustment of 0.10%, and (v) effect certain other changes. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a certain amount of unrestricted cash and cash equivalents and to meet certain risk-based capital ratios and a leverage ratio.
During the six months ended June 30, 2023, we opened two personal loan warehouse facilities with an aggregate maximum available capacity of $1.0 billion, and closed one risk retention warehouse facility.
Our warehouse and securitization debt is secured by a continuing lien and security interest in the loans financed by the proceeds. Within each of our debt facilities, we must comply with certain operating and financial covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum unrestricted cash and cash equivalents, (iii) a maximum leverage ratio of total debt to tangible net worth, and (iv) minimum risk-based capital and leverage ratios. Our debt covenants can lead to restricted cash classifications in our condensed consolidated balance sheets. Our subsidiaries are restricted in the amount that can be distributed to the parent company only to the extent that such distributions would cause the financial covenants to not be met. We were in compliance with all financial covenants.
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of June 30, 2023, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

June 30, 2023
Remainder of 2023	$—
2024	—
2025	—
2026	1,200,000
2027	—
Thereafter	486,000
Total	$1,686,000

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
As of June 30, 2023, there were 3,234,000 shares of Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00.
Dividends
During each of the three months ended June 30, 2023 and 2022 and each of the six months ended June 30, 2023 and 2022, the Series 1 preferred stockholders were entitled to dividends of $10,079 and $20,047, respectively. There were no dividends payable as of June 30, 2023 and December 31, 2022.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of June 30, 2023, the Company had 948,912,761 shares of common stock and no shares of non-voting common stock issued and outstanding.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance:

	June 30, 2023	December 31, 2022
Outstanding stock options, restricted stock units and performance stock units	116,599,656	107,851,565
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of convertible notes(1)	53,538,000	53,538,000
Possible future issuance under stock plans	46,651,639	26,434,957
Total common stock reserved for future issuance	228,960,285	199,995,512
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the six months ended June 30, 2023 and 2022.
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended June 30, 2023
AOCI, beginning balance	$(6,363)	$22	$(6,341)
Other comprehensive income before reclassifications	830	392	1,222
Net current-period other comprehensive income(1)(2)	830	392	1,222
AOCI, ending balance	$(5,533)	$414	$(5,119)
Three Months Ended June 30, 2022
AOCI, beginning balance	$(5,806)	$(158)	$(5,964)
Other comprehensive loss before reclassifications	(2,115)	(56)	(2,171)
Amounts reclassified from AOCI into earnings	124	—	124
Net current-period other comprehensive loss(1)(2)	(1,991)	(56)	(2,047)
AOCI, ending balance	$(7,797)	$(214)	$(8,011)
Six Months Ended June 30, 2023
AOCI, beginning balance	$(8,611)	$315	$(8,296)
Other comprehensive income before reclassifications	2,906	99	3,005
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income(1)(2)	3,078	99	3,177
AOCI, ending balance	$(5,533)	$414	$(5,119)
Six Months Ended June 30, 2022
AOCI, beginning balance	$(1,351)	$(120)	$(1,471)
Other comprehensive loss before reclassifications	(6,731)	(94)	(6,825)
Amounts reclassified from AOCI into earnings	285	—	285
Net current-period other comprehensive loss(1)(2)	(6,446)	(94)	(6,540)
AOCI, ending balance	$(7,797)	$(214)	$(8,011)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the three and six months ended June 30, 2023 and 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)There were no material tax impacts during the periods presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

Note 11. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps(1)	$114,341	$53,419	$85,885	$187,933
Interest rate caps(1)	328	867	(1,367)	3,490
Home loan pipeline hedges(1)	2,061	15,249	984	38,719
Derivative contracts to manage future loan sale execution risk	116,730	69,535	85,502	230,142
Interest rate swaps(2)	3,292	2,749	2,184	9,068
Interest rate lock commitments (“IRLCs”)(1)	355	4,159	773	(2,639)
Interest rate caps(1)	(290)	(903)	1,481	(3,027)
Purchase price earn-out(1)(3)	—	211	9	1,042
Third-party warrants(4)	54	(244)	78	(169)
Total	$120,141	$75,507	$90,027	$234,417
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

	June 30, 2023		December 31, 2022
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$1,429	$(313)	$23,128	$—
Interest rate caps	—	(7,770)	—	(9,251)
Home loan pipeline hedges	683	(43)	1,484	(80)
Total, gross	2,112	(8,126)	24,612	(9,331)
Derivative netting	(356)	356	(80)	80
Total, net(1)	$1,756	$(7,770)	$24,532	$(9,251)
_____________________
(1) We did not have a cash collateral requirement related to these instruments as of June 30, 2023 and December 31, 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amount of derivative contracts outstanding:

	June 30, 2023	December 31, 2022
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$6,372,000	$5,638,177
Interest rate caps	405,000	405,000
Home loan pipeline hedges	216,000	126,000
Interest rate caps(1)	405,000	405,000
Interest rate swaps(2)	198,000	171,823
IRLCs(3)	142,049	82,335
Total	$7,738,049	$6,828,335
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	June 30, 2023				December 31, 2022
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$329,676	$53,106	$—	$382,782	$137,032	$58,406	$—	$195,438
Asset-backed bonds(2)(3)	—	127,061	—	127,061	—	155,093	—	155,093
Residual investments(2)(3)	—	—	38,389	38,389	—	—	46,238	46,238
Loans at fair value	—	—	18,213,667	18,213,667	—	—	13,557,074	13,557,074
Servicing rights	—	—	145,663	145,663	—	—	149,854	149,854
Third party warrants(4)(5)	—	—	630	630	—	—	630	630
Derivative assets(4)(6)(7)	—	2,112	—	2,112	—	24,612	—	24,612
Purchase price earn-out(4)(8)	—	—	—	—	—	—	54	54
IRLCs(4)(9)	—	—	1,352	1,352	—	—	216	216
Student loan commitments(4)(9)	—	—	189	189	—	—	—	—
Interest rate caps(4)(7)	—	7,812	—	7,812	—	9,178	—	9,178
Digital assets safeguarding asset(4)(10)	—	166,022	—	166,022	—	106,826	—	106,826
Total assets	$329,676	$356,113	$18,399,890	$19,085,679	$137,032	$354,115	$13,754,066	$14,245,213
Liabilities
Debt(11)	$—	$148,362	$—	$148,362	$—	$89,142	$—	$89,142
Residual interests classified as debt	—	—	11,332	11,332	—	—	17,048	17,048
Derivative liabilities(4)(6)(7)	—	8,126	—	8,126	—	9,331	—	9,331
Student loan commitments(4)(9)	—	—	—	—	—	—	236	236
Digital assets safeguarding liability(4)(10)	—	166,022	—	166,022	—	106,826	—	106,826
Total liabilities	$—	$322,510	$11,332	$333,842	$—	$205,299	$17,284	$222,583
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
(7)Home loan pipeline hedges represent to-be-announced (“TBA”) securities used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of June 30, 2023 and December 31, 2022, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
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
(11)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of June 30, 2023 and December 31, 2022, the unpaid principal related to debt measured at fair value was $159,679 and $98,868, respectively. For the three and six months ended June 30, 2023, gains (losses) from changes in fair value were $311 and $(633), respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market, were immaterial.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at
	March 31, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2023
Assets
Personal loans	$10,536,999	$(25,045)	$290	$(50,013)	$3,740,981	$(1,451,960)	$(89)	$12,751,163
Student loans	5,240,059	(32,806)	111,923	(96,678)	395,367	(228,997)	(4,947)	5,383,921
Home loans	81,047	(990)	22,363	(266,413)	243,123	(927)	380	78,583
Loans at fair value(1)	15,858,105	(58,841)	134,576	(413,104)	4,379,471	(1,681,884)	(4,656)	18,213,667
Servicing rights(2)	146,514	8,925	408	(990)	6,483	(15,677)	—	145,663
Residual investments(3)	42,960	(298)	—	(501)	—	(3,772)	—	38,389
IRLCs(4)	634	989	363	—	—	(634)	—	1,352
Student loan commitments(4)	75	189	—	—	—	(75)	—	189
Third party warrants	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(15,565)	602	(1,203)	—	—	4,834	—	(11,332)
Net impact on earnings		(48,434)

	Fair Value at							Fair Value at
	January 1, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2023
Assets
Personal loans	$8,610,434	$61,155	$40,329	$(50,013)	$6,692,339	$(2,602,886)	$(195)	$12,751,163
Student loans	4,877,177	31,893	111,923	(96,678)	920,740	(458,678)	(2,456)	5,383,921
Home loans	69,463	(1,484)	22,915	(344,293)	332,910	(1,308)	380	78,583
Loans at fair value(1)	13,557,074	91,564	175,167	(490,984)	7,945,989	(3,062,872)	(2,271)	18,213,667
Servicing rights(2)	149,854	21,009	1,021	(1,125)	7,437	(32,533)	—	145,663
Residual investments(3)	46,238	806	—	(807)	—	(7,848)	—	38,389
Purchase price earn out(5)	54	9	—	—	—	(63)	—	—
IRLCs(4)	216	1,623	363	—	—	(850)	—	1,352
Student loan commitments(4)	(236)	264	—	—	—	161	—	189
Third party warrants	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(17,048)	513	(1,203)	—	—	6,406	—	(11,332)
Net impact on earnings		115,788

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at
	March 31, 2022	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2022
Assets
Personal loans	$3,118,788	$35,885	$67,189	$(1,123,898)	$2,471,849	$(461,178)	$1,110	$4,109,745
Student loans	3,737,439	(350)	5,274	(259,690)	398,722	(167,049)	29	3,714,375
Home loans	146,658	(292)	330	(342,780)	332,047	(701)	—	135,262
Loans at fair value(1)	7,002,885	35,243	72,793	(1,726,368)	3,202,618	(628,928)	1,139	7,959,382
Servicing rights(2)	173,505	9,098	1,317	(177)	15,132	(21,911)	—	176,964
Residual investments(3)	106,677	290	—	(220)	—	(11,769)	—	94,978
Purchase price earn out(5)	2,285	212	—	—	—	(1,872)	—	625
IRLCs(4)	(3,039)	1,120	—	—	—	3,039	—	1,120
Third party warrants(6)	1,227	(461)	—	—	—	—	—	766
Liabilities
Residual interests classified as debt(3)	(70,532)	(2,662)	—	—	—	18,758	—	(54,436)
Student loan commitments(4)	23	(254)	—	—	—	(23)	—	(254)
Net impact on earnings		42,586

	Fair Value at							Fair Value at
	January 1, 2022	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2022
Assets
Personal loans	$2,289,426	$26,869	$227,937	$(2,101,818)	$4,497,853	$(833,632)	$3,110	$4,109,745
Student loans	3,450,837	(44,646)	121,707	(803,840)	1,382,526	(394,164)	1,955	3,714,375
Home loans	212,709	(9,454)	828	(708,150)	644,430	(5,101)	—	135,262
Loans at fair value(1)	5,952,972	(27,231)	350,472	(3,613,808)	6,524,809	(1,232,897)	5,065	7,959,382
Servicing rights(2)	168,259	20,678	1,946	(1,587)	31,618	(43,950)	—	176,964
Residual investments(3)	121,019	1,052	—	(220)	—	(26,873)	—	94,978
Purchase price earn out(5)	4,272	1,042	—	—	—	(4,689)	—	625
IRLCs(4)	3,759	(1,919)	—	—	—	(720)	—	1,120
Third party warrants(6)	1,369	(603)	—	—	—	—	—	766
Liabilities
Residual interests classified as debt(3)	(93,682)	(5,625)	—	—	—	44,871	—	(54,436)
Student loan commitments(4)	2,220	(231)	—	—	—	(2,243)	—	(254)
Net impact on earnings		(12,837)
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included securitization clean-up calls of $39,936 during the six months ended June 30, 2023, and $60,240 and $335,739 during the three and six months ended June 30, 2022, respectively. There were no securitization clean-up calls during the three months ended June 30, 2023. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans, within noninterest income—loan origination and sales and —securitizations, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).
(2)For servicing rights, impacts on earnings are recorded within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income (loss).
(3)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—securitizations in the condensed consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. Purchases of IRLCs during the three months ended June 30, 2023 were associated with our acquisition of Wyndham. For year-to-date periods, amounts represent the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive income (loss).
(5)For purchase price earn out, impacts on earnings are recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive income (loss).
(6)For third party warrants, impacts on earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss).
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $2,741 and $(47,788) during the three and six months ended June 30, 2023, respectively, and $(23,221) and $(16,725) during the three and six months ended June 30, 2022, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	June 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	14.8% – 26.9%	19.0%	17.3% – 25.5%	19.1%
Annual default rate	4.0% – 47.6%	4.6%	3.8% – 37.7%	4.4%
Discount rate	5.9% – 8.8%	6.1%	5.4% – 8.3%	6.1%
Student loans
Conditional prepayment rate	8.8% – 13.4%	10.6%	16.3% – 21.8%	20.4%
Annual default rate	0.3% – 4.5%	0.5%	0.2% – 4.5%	0.5%
Discount rate	4.0% – 8.7%	4.4%	3.6% – 8.7%	4.0%
Home loans
Conditional prepayment rate	2.0% – 10.6%	7.5%	2.0% – 10.2%	7.0%
Annual default rate	0.1% – 1.1%	0.1%	0.1% – 1.3%	0.1%
Discount rate	5.3% – 14.5%	5.8%	5.7% – 14.1%	5.9%
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	June 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.2% – 0.6%	0.3%	0.2% – 0.5%	0.3%
Conditional prepayment rate	18.1% – 29.9%	24.5%	17.9% – 31.3%	22.7%
Annual default rate	3.2% – 15.0%	6.8%	3.4% – 7.9%	4.9%
Discount rate	8.3% – 8.3%	8.3%	7.8% – 7.8%	7.8%
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	8.7% – 15.2%	12.4%	15.4% – 21.9%	17.8%
Annual default rate	0.3% – 3.7%	0.5%	0.3% – 4.3%	0.4%
Discount rate	8.3% – 8.3%	8.3%	7.8% – 7.8%	7.8%
Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	4.9% – 11.9%	5.6%	4.9% – 11.0%	5.2%
Annual default rate	0.1% – 0.2%	0.1%	0.1% – 0.1%	0.1%
Discount rate	9.0% – 9.0%	9.0%	9.0% – 9.0%	9.0%
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	June 30, 2023	December 31, 2022
Market servicing costs
2.5 basis points increase	$(10,558)	$(10,395)
5.0 basis points increase	(21,116)	(20,807)
Conditional prepayment rate
10% increase	$(3,548)	$(4,036)
20% increase	(6,926)	(7,833)
Annual default rate
10% increase	$(170)	$(166)
20% increase	(339)	(331)
Discount rate
100 basis points increase	$(4,098)	$(3,905)
200 basis points increase	(7,932)	(7,562)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	June 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	12.6% – 28.4%	14.5%	17.9% – 32.0%	19.9%
Annual default rate	0.4% – 6.3%	1.2%	0.4% – 5.4%	1.1%
Discount rate	5.5% – 10.5%	7.4%	4.8% – 10.5%	6.7%
Residual interests classified as debt
Conditional prepayment rate	12.7% – 13.6%	12.9%	17.2% – 18.1%	17.8%
Annual default rate	0.6% – 0.9%	0.7%	0.6% – 0.8%	0.7%
Discount rate	8.8% – 9.3%	8.8%	7.5% – 7.5%	7.5%
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

	June 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	25.0% – 82.0%	82.0%	11.1% – 58.6%	46.3%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $22,628 as of June 30, 2023. The higher assumptions in the second quarter of 2023 reflect the home loan funding pipeline associated with our acquisition of Wyndham. See Note 11. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
Safeguarding Assets and Liabilities
Through our SoFi Invest product (via our wholly-owned subsidiary, SoFi Digital Assets, LLC, a licensed money transmitter), our members can invest in digital assets. We engage third parties to provide custodial services for our digital assets offering, which includes holding the cryptographic key information and working to protect the digital assets from loss or theft. The third-party custodians hold digital assets as custodial assets in an account in SoFi’s name for the benefit of our members. We maintain the internal recordkeeping of our members’ digital assets, including the amount and type of digital assets owned by each of our members in the custodial accounts. We currently utilize two third-party custodians. Therefore, we have concentration risk in the event the custodians are not able to perform in accordance with our agreements. As of June 30, 2023, we did not identify any loss events.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the significant digital assets held by our third-party custodians on behalf of our members:

	June 30, 2023	December 31, 2022
Bitcoin (BTC)	$82,008	$44,346
Ethereum (ETH)	55,522	37,826
Cardano (ADA)(1)	4,532	5,217
Dogecoin (DOGE)	4,954	4,784
Solana (SOL)(1)	2,174	1,588
Litecoin (LTC)	3,547	2,492
Ethereum Classic (ETC)	2,974	2,333
All other(1)(2)	10,311	8,240
Digital assets safeguarding liability and corresponding safeguarding asset	$166,022	$106,826
___________________
(1)Effective June 9, 2023, we ended support of these digital assets, as well as several others included in the “all other” category.
(2)Includes 23 digital assets as of June 30, 2023 and December 31, 2022, respectively, none of which were determined to be individually significant.
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets
Cash and cash equivalents(1)	$3,015,652	$3,015,652	$—	$—	$3,015,652
Restricted cash and restricted cash equivalents(1)	485,476	485,476	—	—	485,476
Loans at amortized cost(2)	347,551	—	—	369,241	369,241
Other investments(3)	42,543	—	42,543	—	42,543
Total assets	$3,891,222	$3,501,128	$42,543	$369,241	$3,912,912
Liabilities
Deposits(4)	$12,740,073	$—	$12,733,702	$—	$12,733,702
Debt(5)	6,335,964	945,000	5,155,958	—	6,100,958
Total liabilities	$19,076,037	$945,000	$17,889,660	$—	$18,834,660
December 31, 2022
Assets
Cash and cash equivalents(1)	$1,421,907	$1,421,907	$—	$—	$1,421,907
Restricted cash and restricted cash equivalents(1)	424,395	424,395	—	—	424,395
Loans at amortized cost(2)	307,957	—	—	328,775	328,775
Other investments(3)	28,651	—	28,651	—	28,651
Total assets	$2,182,910	$1,846,302	$28,651	$328,775	$2,203,728
Liabilities
Deposits(4)	$7,342,296	$—	$7,340,160	$—	$7,340,160
Debt(5)	5,396,740	826,242	4,219,574	—	5,045,816
Total liabilities	$12,739,036	$826,242	$11,559,734	$—	$12,385,976
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(4)The fair values of our deposits without contractually defined maturities (such as demand and savings deposits) and our noninterest-bearing deposits approximate their carrying values. The fair value of our time-based deposits was determined using a discounted cash flow model based on rates currently offered for deposits of similar remaining maturities.
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
Nonrecurring Fair Value Measurements
Investments in equity securities of $22,861 and $22,825 as of June 30, 2023 and December 31, 2022, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $19,739 investment valued under the measurement alternative method during 2022 that was a former equity method investment.

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
Effective January 1, 2023, we approved a plan to allow our non-employee directors to elect, on an annual basis, to defer their cash retainers into equity awards that are immediately vested, and/or to defer their RSU grants, which vest in accordance with the grant terms (collectively referred to as deferred stock units, or “DSUs”). DSUs are equity awards that entitle the holder to shares of our common stock when the awards vest. Directors may choose to receive their deferred stock distributions in a lump sum or in installments over different time periods. DSUs are measured based on the fair value of our common stock on the date of grant. As of June 30, 2023, there were no DSU awards outstanding.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Technology and product development	$24,391	$18,342	$42,619	$35,834
Sales and marketing	7,353	6,008	13,940	11,141
Cost of operations	2,895	4,816	4,395	8,959
General and administrative	41,239	50,976	79,150	101,229
Total	$75,878	$80,142	$140,104	$157,163
Total compensation and benefits, inclusive of share-based compensation expense, was $226,248 and $442,663 for the three and six months ended June 30, 2023, respectively, and $210,209 and $398,018 for the three and six months ended June 30, 2022, respectively. Compensation and benefits expenses are presented within each of the financial statement line items within noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2023	18,749,679	$7.43	4.7
Exercised	(252,311)	2.31
Expired	(46,226)	6.67
Outstanding as of June 30, 2023	18,451,142	$7.50	4.2
Exercisable as of June 30, 2023	18,425,768	$7.50	4.2
Total compensation cost related to unvested stock options not yet recognized as of June 30, 2023 was immaterial.
Restricted Stock Units
RSUs are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	69,538,139	$9.07
Granted	32,568,512	6.18
Vested(1)	(15,699,311)	8.64
Forfeited	(6,160,789)	9.05
Outstanding as of June 30, 2023	80,246,551	$8.01
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the six months ended June 30, 2023 was $135.6 million.
As of June 30, 2023, there was $593.9 million of unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of approximately 2.4 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	19,563,747	$9.84
Forfeited	(1,661,784)	7.51
Outstanding as of June 30, 2023	17,901,963	$10.05
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. As of June 30, 2023, there was $19.6 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.1 years.

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
For the three and six months ended June 30, 2023, we recorded income tax benefit of $1,780 and $3,417, respectively. For the three and six months ended June 30, 2022, we recorded income tax expense of $(119) and $(871), respectively. Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the three and six month 2023 periods, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.
There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2023, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
During the six months ended June 30, 2023, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.

Note 15. Commitments, Guarantees, Concentrations and Contingencies

Leases and Occupancy
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Operating Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2023 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for new operating lease liabilities of $5,238 during the six months ended June 30, 2023, inclusive of $4,416 of operating lease ROU assets obtained through acquisitions. During the six months ended June 30, 2023, we recognized impairment expense of $1,243 within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss) related to a sublease arrangement of an office premise. Fair value was determined using a discounted cash flow methodology.
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $7,773 and $14,980 during the three and six months ended June 30, 2023, respectively, and $8,559 and $16,497 during the three and six months ended June 30, 2022, respectively. Occupancy-related expenses are presented within each of the financial statement line items within noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss).
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Within our Technology Platform segment, we have a relatively smaller number of clients compared to our lending and financial services businesses. As such, the loss of one or a few of our top clients could be significant to that portion of our business. No individual client accounted for 10% or more of consolidated total net revenues for the periods presented.
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
Juarez et al v. SoFi Lending Corp. SoFi Lending Corp. and SoFi (collectively, the “SoFi Defendants”) are defendants in a putative class action, captioned as Juarez v. Social Finance, Inc. et al., Civil Action No. 4:20-cv-03386-HSG (N.D. Cal.), filed against them in the United States District Court for the Northern District of California in May 2020. Plaintiffs, who are conditional permanent residents or Deferred Access for Childhood Arrival (“DACA”) holders, allege that the SoFi Defendants engaged in unlawful lending discrimination in violation of 42 U.S.C. § 1981 and California Civil Code, § 51, et seq., through policies and practices by making such categories of applicants ineligible for loans or eligible only with a co-signer who is a United States citizen or lawful permanent resident. Plaintiffs further allege that the SoFi Defendants violated the Fair Credit Reporting Act, by accessing the credit reports of non-United States citizen loan applicants who hold green cards with a validity period of less than two years without a permissible purpose. In April 2022, the parties executed a settlement agreement, which was approved by the court in July 2023. SoFi paid an immaterial amount under the terms of the settlement agreement in July 2023.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees, which are disclosed in our Annual Report on Form 10-K. In the event of a repurchase, we are typically required to pay the purchase price of the loans transferred.
As of June 30, 2023 and December 31, 2022, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $3.7 million and $1.4 million, respectively, related to our estimated repurchase obligation, the former of which includes liabilities assumed in our acquisition of Wyndham. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2023 and December 31, 2022, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $5.4 billion and $5.1 billion, respectively.
As of June 30, 2023 and December 31, 2022, we had a total of $8.6 million and $9.1 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $2.6 million and $3.1 million of our cash as of June 30, 2023 and December 31, 2022, respectively, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, we had a total of $13.7 million and $11.7 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of June 30, 2023 and December 31, 2022, we were in compliance with all minimum net worth requirements and, therefore, have not accrued any liabilities related to fines or penalties.

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
The calculations of basic and diluted loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(47,549)	$(95,835)	$(81,971)	$(206,192)
Less: Redeemable preferred stock dividends	(10,079)	(10,079)	(20,047)	(20,047)
Net loss attributable to common stockholders – basic and diluted	$(57,628)	$(105,914)	$(102,018)	$(226,239)
Denominator:
Weighted average common stock outstanding – basic	936,569,420	910,046,750	932,926,222	881,608,165
Weighted average common stock outstanding – diluted	936,569,420	910,046,750	932,926,222	881,608,165
Loss per share – basic	$(0.06)	$(0.12)	$(0.11)	$(0.26)
Loss per share – diluted	$(0.06)	$(0.12)	$(0.11)	$(0.26)
We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of the period.

	June 30,
	2023	2022
Common stock options	18,451,142	19,634,712
Common stock warrants	12,170,990	12,170,990
Unvested RSUs	80,246,551	60,741,866
Unvested PSUs	17,901,963	21,797,374
Convertible notes(1)	53,538,000	53,538,000
Contingent common stock(2)	61,145	6,903,663
Potentially issuable contingent common stock(3)	—	598,068
________________________
(1)Represents the shares of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the date indicated.
(2)As of June 30, 2023, includes contingently returnable common stock in connection with the Technisys Merger, which consists of shares that continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi. See Note 2. Business Combinations for additional information.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(3)As of June 30, 2022, included the maximum amount of potentially issuable contingent common stock in connection with the Technisys Merger, which was pending final agreement regarding a closing net working capital calculation specified in the merger agreement.

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
Financial Services. The Financial Services segment primarily includes our SoFi Money product (primarily inclusive of checking and savings accounts, as well as cash management accounts), SoFi Invest product, SoFi Credit Card product, SoFi Relay personal finance management product and other financial services, such as lead generation and content for other financial services institutions and our members. Checking and savings provides members a digital banking experience that offers no account fees, 2-day early paycheck and a competitive annual percentage yield. SoFi Money cash management provides members a digital cash management experience. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework, interchange fees on our member debit and credit transactions and digital assets transaction fees, and fees related to pay for order flow and share lending arrangements in SoFi Invest. We also earn referral fees in connection with referral activity we facilitate through our platform.
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
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

Three Months Ended June 30, 2023	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$231,885	$—	$74,637	$306,522	$(15,396)	$291,126
Noninterest income (expense)(2)	99,556	87,623	23,415	210,594	(3,702)	206,892
Total net revenue (loss)	$331,441	$87,623	$98,052	$517,116	$(19,098)	$498,018
Servicing rights – change in valuation inputs or assumptions(3)	(8,601)	—	—	(8,601)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	(602)	—	—	(602)
Directly attributable expenses	(138,929)	(70,469)	(102,399)	(311,797)
Contribution profit (loss)	$183,309	$17,154	$(4,347)	$196,116

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Three Months Ended June 30, 2022	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$114,003	$—	$12,925	$126,928	$(4,199)	$122,729
Noninterest income (expense)(2)	143,114	83,899	17,438	244,451	(4,653)	239,798
Total net revenue (loss)	$257,117	$83,899	$30,363	$371,379	$(8,852)	$362,527
Servicing rights – change in valuation inputs or assumptions(3)	(9,098)	—	—	(9,098)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	2,662	—	—	2,662
Directly attributable expenses	(108,690)	(62,058)	(84,063)	(254,811)
Contribution profit (loss)	$141,991	$21,841	$(53,700)	$110,132

Six Months Ended June 30, 2023	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$432,932	$—	$132,674	$565,606	$(38,470)	$527,136
Noninterest income (expense)(2)	235,590	165,510	46,479	447,579	(4,539)	443,040
Total net revenue (loss)	668,522	165,510	179,153	1,013,185	(43,009)	970,176
Servicing rights – change in valuation inputs or assumptions(3)	(20,685)	—	—	(20,685)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	(513)	—	—	(513)
Directly attributable expenses	(254,117)	(133,499)	(207,735)	(595,351)
Contribution profit (loss)	$393,207	$32,011	$(28,582)	$396,636

Six Months Ended June 30, 2022	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$208,357	$—	$18,807	$227,164	$(9,502)	$217,662
Noninterest income (expense)(2)	301,749	144,704	35,099	481,552	(6,343)	475,209
Total net revenue (loss)	$510,106	$144,704	$53,906	$708,716	$(15,845)	$692,871
Servicing rights – change in valuation inputs or assumptions(3)	(20,678)	—	—	(20,678)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	5,625	—	—	5,625
Directly attributable expenses	(220,411)	(104,608)	(157,121)	(482,140)
Contribution profit (loss)	$274,642	$40,096	$(103,215)	$211,523
____________________
(1)Within the Technology Platform segment, intercompany fees were $4,954 and $8,695 for the three and six months ended June 30, 2023, respectively, and $1,671 and $2,441 for the three and six months ended June 30, 2022. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reportable segments total contribution profit	$196,116	$110,132	$396,636	$211,523
Corporate/Other total net loss	(19,098)	(8,852)	(43,009)	(15,845)
Intercompany expenses	4,954	1,671	8,695	2,441
Servicing rights – change in valuation inputs or assumptions	8,601	9,098	20,685	20,678
Residual interests classified as debt – change in valuation inputs or assumptions	602	(2,662)	513	(5,625)
Expenses not allocated to segments:
Share-based compensation expense	(75,878)	(80,142)	(140,104)	(157,163)
Employee-related costs(1)	(55,605)	(45,316)	(117,419)	(88,006)
Depreciation and amortization expense	(50,130)	(38,056)	(95,451)	(68,754)
Other corporate and unallocated expenses(2)	(58,891)	(41,589)	(115,934)	(104,570)
Loss before income taxes	$(49,329)	$(95,716)	$(85,388)	$(205,321)
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

Note 18. Subsequent Events

Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Quarterly Report on Form 10-Q, and determined that there were no subsequent events to report.

SoFi Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as SoFi Technologies’ audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023 and subsequent filings with the SEC. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

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
Our three reportable segments and their primary product offerings as of June 30, 2023 were as follows:

Members
We have created an innovative financial services platform designed to offer best-in-class products to meet the broad objectives of our members and the lifecycle of their financial needs. Our platform offers our members (as defined under “Key

SoFi Technologies, Inc.

Business Metrics”) a suite of financial products and services, enabling them to borrow, save, spend, invest and protect their finances across one integrated platform, as well as personal financial management tools and benefits to complement our products. Our aim is to create a best-in-class, integrated financial services platform that will generate a virtuous cycle whereby positive member experiences will lead to new product adoption by existing members and enhanced profitability for each additional product by lowering overall member acquisition costs and increasing the lifetime value of our members. We refer to this virtuous cycle as our “Financial Services Productivity Loop”.
We believe that developing a relationship with our members and gaining their trust is central to our success as a financial services platform. Moreover, we believe that some of the current frictions faced by other financial institutions are caused by a disjointed and non-seamless product experience, a lack of digital customer acquisition, subpar mobile web products instead of digital native apps and incomplete product offerings to meet a customer’s holistic financial needs. Through our mobile technology and continuous effort to improve our financial services products, we are seeking to build a financial services platform that can support all of our members’ financial services needs throughout their lifetime.
Enterprises
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services, and have become interconnected with the SoFi platform. We have continued to expand our platform capabilities for enterprises through strategic acquisitions, including: (i) our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and (ii) the Technisys Merger in the first quarter of 2022, through which we added a cloud-native digital and core banking platform into our technology platform offerings and expanded our technology platform services to a broader international market. These expansions have deepened our participation in the entire technology ecosystem powering digital financial services, allowing us to not only reduce costs to operate our member-centric business, but also deliver increasing value to our enterprise customers. While our enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future.
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
Our Reportable Segments
We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. Below is a discussion of our segments and their primary products and non-product offerings.
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

SoFi Technologies, Inc.

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
Home Loans.   We offer agency, non-agency and, beginning in the second quarter of 2023, certain government loans (e.g., VA and Federal Housing Administration loans) for members purchasing a home or refinancing an existing mortgage. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3% (or 0% for VA loans), a close on time guarantee, and educational tools and calculators. We generally offer loan sizes of $75,000 to $726,200 for one-unit properties in conforming normal cost areas (with exceptions for smaller loan sizes considered on a case-by-case basis), up to $1,089,300 for conforming high cost areas (GSE-eligible loans above the normal conforming limit, which is determined by county), up to $2,500,000 for jumbo loans (loans in the jumbo loan program), up to $1,500,000 for VA loans, and up to $472,030 for Federal Housing Administration loans. Our fixed rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We offer adjustable rate mortgage products for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term, and for VA loans, with a fixed rate for 5 years followed by rate adjustments every year for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans.
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

SoFi Technologies, Inc.

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
Our personal loan and student loan underwriting models are typically based on credit reports, industry credit and bankruptcy prediction models, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Our underwriting strategy utilizes an advanced risk model that provides refined risk separation. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt service, and collateral eligibility established by GSEs. Government loans are subject to the underwriting requirements established by the appropriate government agency. In addition to these requirements, the loans are subject to individual investor requirements. Other non-agency loans originated by us, such as Jumbo loans, are subject to investor credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum limits on debt-to-income service and caps on loan-to-value based on an accredited appraisal. We also leverage our data to provide existing members a streamlined application process through automation. Across our loan products, existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products.
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
We earn technology products and solutions fees for providing an integrated platform as a service for financial and non-financial institutions. Many technology platform segment contracts are multi-year contracts. In certain of our contracts, we provide for a variety of integrated platform services, which vary by client and are either non-cancellable or cancellable with a substantive payment. Pricing structures under these contracts are typically volume-based, or a combination of activity and volume-based, and payment terms are predominantly monthly in arrears. Many of these contracts contain minimum monthly payments, which may result in credits if we do not meet the agreed upon monthly service levels. We also earn subscription and service fees for providing software licenses and associated services, including implementation, maintenance and subsequent development work. We charge a recurring subscription fee for the software license and related maintenance services. Other software-related services are billed on a periodic basis as the services are provided. Certain arrangements for software and related services contain a provision for a fixed upfront payment.
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

SoFi Technologies, Inc.

behaviors. SoFi Relay also provides us with unified intelligence about our members that offers information about what SoFi products and features may help our members best achieve their financial goals, allowing us to further personalize the SoFi experience for our members.
•SoFi At Work: A service through which we partner with other enterprises looking for a seamless way to provide financial benefits to their employees, such as student loan payments made on their employees’ behalf and matching employer retirement contributions to employee student loan repayments.
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

Business Highlights

We achieved strong results for the three and six months ended June 30, 2023, including record total net revenue of $498.0 million and $970.2 million, respectively, representing increases of 37% and 40% over total net revenue in the same periods of 2022, respectively. We realized strong momentum in member and product growth and cross-buy adds, reflecting the benefits of our broad product suite and Financial Services Productivity Loop strategy. We added approximately 1.9 million new members from the end of the second quarter of 2022, with 6.2 million total members as of June 30, 2023, a 44% year-over-year increase. We also added 2.8 million new products over this time period, with 9.4 million total products as of June 30, 2023, a 43% year-over-year increase.
Lending segment contribution profit of $183.3 million and $393.2 million for the three and six months ended June 30, 2023, respectively, at a margin of 55% and 59%, respectively, increased 29% and 43% over the respective 2022 periods, which had a contribution margin of 55% and 54%, respectively. Additionally, average net interest margin of 5.74% and 5.69% in the three and six months ended June 30, 2023, respectively, increased 51 and 84 basis points, respectively, compared to 5.23% and 4.85% in the respective 2022 periods. Growth in net interest income was driven by an increase in both average interest-earning assets and average yields, slightly offset by an increase in the cost of interest-bearing liabilities. Year-over-year origination volume increased 37% and 22% for the three and six months ended June 30, 2023, respectively, primarily driven by demand for

SoFi Technologies, Inc.

personal loans and despite continued macroeconomic headwinds in the student and home loan businesses. Our acquisition of Wyndham in the second quarter of 2023 provided increased capacity and capabilities for our home loans product, which contributed to a notable year-over-year increase in the second quarter, and which we expect to continue to provide benefits during the remainder of the year.
Technology Platform segment total net revenue increased 4% and 14% for the three and six months ended June 30, 2023 compared to the respective 2022 periods, while contribution profit of $17.2 million and $32.0 million decreased 21% and 20%, respectively. The comparisons were impacted by the previously announced migration by a large Galileo client of the majority of its processing volumes to a pure processor in the fourth quarter of 2022. The year-to-date comparison was also impacted by a partial period of contribution from Technisys in 2022 compared to a full period of contribution in 2023. We have begun to shift our strategy to target larger potential clients with larger existing businesses, business-to-business clients and a more durable client base, which is expected to have a longer sales cycle.
Within Financial Services, contribution loss of $4.3 million and $28.6 million for the three and six months ended June 30, 2023, respectively, significantly improved compared to $53.7 million and $103.2 million in the respective 2022 periods, and total net revenue of $98.1 million and $179.2 million for the three and six months ended June 30, 2023, respectively, increased 223% and 232% over the respective 2022 periods. We achieved continued strong growth in deposits, ending the period with $12.7 billion of deposits, allowing us to maintain diversified sources of funding and driving an increase in net interest income earned on our deposits. In addition, we grew total Financial Services products by 47% year over year. We began to realize scale in our marketing spend and operating leverage in the segment. We expect to continue to scale our products through increased brand awareness and network effects and to be contribution profit positive in the segment by the end of 2023.
The strength of our results underscores our belief that our suite of differentiated products and services provides the foundation for a diversified business that can endure through market cycles as well as exogenous factors. For instance, our deposit funding increases our flexibility to capture additional net interest margin and optimize returns, which typically provides more stable earnings in any macroeconomic environment, but is particularly important during times of excess macroeconomic volatility. During 2023, we continued to have strong deposit contribution from direct deposit members with a high quality median FICO score. We also provided our members with access to expanded FDIC insurance coverage through a network of participating banks, further enhancing our benefits offering to our members. Our Tier 1 capital ratio, as calculated under applicable regulatory capital rules, was 15.6% as of June 30, 2023.

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

SoFi Technologies, Inc.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Total net revenue	$498,018	$362,527	$970,176	$692,871
Servicing rights – change in valuation inputs or assumptions(1)	(8,601)	(9,098)	(20,685)	(20,678)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(602)	2,662	(513)	5,625
Adjusted net revenue	$488,815	$356,091	$948,978	$677,818
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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Total net revenue	$498,018	$472,158	$456,679	$423,985	$362,527
Servicing rights – change in valuation inputs or assumptions(1)	(8,601)	(12,084)	(12,791)	(6,182)	(9,098)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(602)	89	(470)	1,453	2,662
Adjusted net revenue	$488,815	$460,163	$443,418	$419,256	$356,091
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

SoFi Technologies, Inc.

The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Total net revenue – Lending	$331,441	$257,117	$668,522	$510,106
Servicing rights – change in valuation inputs or assumptions(1)	(8,601)	(9,098)	(20,685)	(20,678)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(602)	2,662	(513)	5,625
Adjusted net revenue – Lending	$322,238	$250,681	$647,324	$495,053
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

Net Loss and Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(47,549)	$(95,835)	$(81,971)	$(206,192)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	9,167	3,450	17,167	6,099
Income tax (benefit) expense(2)	(1,780)	119	(3,417)	871
Depreciation and amortization(3)	50,130	38,056	95,451	68,754
Share-based expense	75,878	80,142	140,104	157,163
Restructuring charges(4)	—	—	4,953	—
Impairment expense(5)	—	—	1,243	—
Transaction-related expense(6)	176	808	176	17,346
Servicing rights – change in valuation inputs or assumptions(7)	(8,601)	(9,098)	(20,685)	(20,678)
Residual interests classified as debt – change in valuation inputs or assumptions(8)	(602)	2,662	(513)	5,625
Total adjustments	124,368	116,139	234,479	235,180
Adjusted EBITDA	$76,819	$20,304	$152,508	$28,988
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility and the amortization of debt discount and debt issuance costs on our convertible notes. Revolving credit facility interest expense in the 2023 periods increased due to higher interest rates relative to the prior year periods on identical outstanding debt.
(2)Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the three and six month 2023 periods, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys. See Note 14. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the 2023 periods increased compared to the 2022 periods primarily in connection with acquisitions and growth in our internally-developed software balance.
(4)Restructuring charges in the six-month 2023 period primarily included employee-related wages, benefits and severance associated with a small reduction in headcount in our Technology Platform segment in the first quarter of 2023, which do not reflect expected future operating expenses and are not indicative of our core operating performance.
(5)Impairment expense in the six-month 2023 period relates to a sublease arrangement, which is not indicative of our core operating performance.
(6)Transaction-related expenses in the 2023 and 2022 periods included financial advisory and professional services costs associated with our acquisitions of Wyndham and Technisys, respectively.
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

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Net loss	$(47,549)	$(34,422)	$(40,006)	$(74,209)	$(95,835)
Non-GAAP adjustments:
Interest expense – corporate borrowings	9,167	8,000	7,069	5,270	3,450
Income tax (benefit) expense	(1,780)	(1,637)	1,057	(242)	119
Depreciation and amortization	50,130	45,321	42,353	40,253	38,056
Share-based expense	75,878	64,226	70,976	77,855	80,142
Restructuring charges	—	4,953	—	—	—
Impairment expense	—	1,243	—	—	—
Transaction-related expense	176	—	1,872	100	808
Servicing rights – change in valuation inputs or assumptions	(8,601)	(12,084)	(12,791)	(6,182)	(9,098)
Residual interests classified as debt – change in valuation inputs or assumptions	(602)	89	(470)	1,453	2,662
Total adjustments	124,368	110,111	110,066	118,507	116,139
Adjusted EBITDA	$76,819	$75,689	$70,060	$44,298	$20,304

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	June 30, 2023	June 30, 2022	% Change
Members	6,240,091	4,318,705	44%
Total Products	9,401,025	6,564,174	43%
Total Products — Lending segment	1,503,892	1,202,027	25%
Total Products — Financial Services segment	7,897,133	5,362,147	47%
Total Accounts — Technology Platform segment	129,356,203	116,570,038	11%
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
Since our inception through June 30, 2023, we have served approximately 6.2 million members who have used approximately 9.4 million products on the SoFi platform.

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

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	June 30, 2023	June 30, 2022	Variance	% Change
Personal loans	985,396	714,735	270,661	38%
Student loans	491,499	462,164	29,335	6%
Home loans	26,997	25,128	1,869	7%
Total lending products	1,503,892	1,202,027	301,865	25%
Total financial services products were composed of the following:

Financial Services Products	June 30, 2023	June 30, 2022	Variance	% Change
Money(1)	2,693,148	1,837,138	856,010	47%
Invest	2,315,777	1,961,425	354,352	18%
Credit Card	213,395	139,781	73,614	53%
Referred loans(2)	47,439	28,037	19,402	69%
Relay	2,553,158	1,344,538	1,208,620	90%
At Work	74,216	51,228	22,988	45%
Total financial services products	7,897,133	5,362,147	2,534,986	47%
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
(2)In 2023, Technology Platform total accounts reflects the previously disclosed migration by one of our clients of the majority of its processing volumes to a pure processor. These accounts remained open for administrative purposes through the end of 2022, and were included in our total accounts in such period.

	June 30, 2023	June 30, 2022	Variance	% Change
Total accounts	129,356,203	116,570,038	12,786,165	11%

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
Industry Trends and General Economic Conditions
The Federal Reserve increased the benchmark interest rate throughout 2022 and has continued to do so to date in 2023, largely in response to high inflation, low unemployment and strong consumer demand, while balancing macroeconomic risks, such as increased market volatility. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and expanded access to FDIC insurance coverage, and in spite of recent volatility in the banking and financial services sectors. However, rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. Economic and market volatility may continue to occur and could worsen, including if there is additional turmoil in the banking and financial services sectors, which could adversely impact our liquidity, results of operations and financial condition. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, although we have not observed a decline in our overall deposits to date, our members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. In addition, if the Federal Reserve does not effectively curb inflation or interest rates rise unexpectedly or too quickly or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations. In 2023, we saw a continuation from 2022 of elevated credit spreads across capital markets and changes in consumer credit. Our increased personal loan annualized charge-off rate year over year was reflective of our expectation of credit metrics to revert over time to more normalized levels, but remains healthy, while our higher credit card annualized charge-off rate was reflective of our maturing portfolio. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.

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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023
Weighted average coupon rate(1)	13.6%	13.2%	5.0%	4.9%
Weighted average annual default rate	4.6	4.6	0.5	0.4
Weighted average conditional prepayment rate	19.0	19.1	10.6	10.4
Weighted average discount rate	6.1	5.5	4.4	4.1
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the second quarter of 2023 relative to the first quarter of 2023, we observed the following trends:
•The weighted average coupon rates on personal loans and student loans increased by 41 bps and 11 bps, respectively, which reflects rate increases passed on to borrowers as benchmark interest rates have increased, combined with higher personal loan originations.
•The two and five year swap rates increased by 70 bps and 53 bps, respectively, as well as the applicable benchmark rate forward curve. For personal loans and student loans, our discount rate assumptions increased in the second quarter primarily due to the impacts of the increased benchmark rates, which were partially offset by narrower spreads indicated by asset-backed security and secondary bond markets.
•Annualized net charge-off rates on personal loans and student loans in the second quarter of 2023 were 2.94% and 0.42%, respectively, which remained lower than the assumed weighted average default rates in our fair value model of 4.6% and 0.5%, respectively. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due. For instance, personal loans are marked down on average 70% when the loans are 30 days past due.
•We expect lower student loan prepayment speeds experienced in recent quarters to continue, which is reflected in our fair value assumption.
The combination of these and other factors, including higher in period originations, resulted in fair value gains recognized on our personal loans portfolio and fair value losses recognized on our student loans portfolio during the second quarter of 2023.
Student Loan Relief
In June 2023, Congress passed the Fiscal Responsibility Act of 2023 which, among other things, ends the suspension of principal and interest payments on federally-held student loans pursuant to the CARES Act passed in 2020, effective 60 days after June 30, 2023, as well as prohibits the Secretary of Education from implementing any extension of any executive action or rule pursuant thereto. We subsequently dismissed without prejudice our lawsuit against the U.S. Department of Education, which we filed in the first quarter of 2023. Additionally, in 2022 President Biden announced relief measures for federal student loan borrowers, subject to income caps, including up to $20,000 in debt cancellation for Pell Grant recipients, and up to $10,000 in debt cancellation for non-Pell Grant recipients, as well as certain changes to income-driven repayment plans (the “Biden Forgiveness Program”). Although the U.S. Supreme Court subsequently struck down the Biden Forgiveness Program, President Biden indicated between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to

SoFi Technologies, Inc.

pay their student loan bills to credit agencies. In addition, on July 14, 2023, President Biden announced that $39 billion in federal student loan debt would be eliminated to remedy mistakes of loan servicers, and other student loan holders will have their loans adjusted.
While we expect we may see an increase in student loan refinancing volume following the expected end of the federal student loan payment moratorium after August 30, 2023, as borrowers may look to refinance at a lower rate or, given the high interest rate environment, may look to extend the loan term, the timing and impact to our student loan refinancing product will largely depend on expectations regarding the introduction or implementation of additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors, including any further delay to entry into repayment by student loan borrowers that may result from federal student loan servicers being slow to restart servicing and from funding issues experienced by the U.S. Department of Education.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$291,126	$122,729	$168,397	137%	$527,136	$217,662	$309,474	142%
Total noninterest income	206,892	239,798	(32,906)	(14)	443,040	475,209	(32,169)	(7)
Total net revenue	498,018	362,527	135,491	37	970,176	692,871	277,305	40
Total noninterest expense	547,347	458,243	89,104	19	1,055,564	898,192	157,372	18
Loss before income taxes	(49,329)	(95,716)	46,387	(48)	(85,388)	(205,321)	119,933	(58)
Income tax benefit (expense)	1,780	(119)	1,899	n/m	3,417	(871)	4,288	n/m
Net loss	$(47,549)	$(95,835)	$48,286	(50)%	$(81,971)	$(206,192)	$124,221	(60)%

SoFi Technologies, Inc.

Net Interest Income
The tables below present average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,158,973	$24,127	4.48%	$1,064,672	$943	0.35%
Investment securities	387,453	3,682	3.81	505,840	3,004	2.38
Loans(2)	17,810,656	442,187	9.96	7,804,416	145,337	7.45
Total interest-earning assets	20,357,082	469,996	9.26	9,374,928	149,284	6.37
Total noninterest-earning assets	2,862,005			3,011,591
Total assets	$23,219,087			$12,386,519
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,071,639	$12,922	2.50%	$1,137,097	$2,654	0.93%
Savings deposits	7,292,617	73,114	4.02	673,561	1,863	1.11
Time deposits	1,708,576	20,493	4.81	17,660	26	0.59
Total interest-bearing deposits	11,072,832	106,529	3.86	1,828,318	4,543	0.99
Warehouse facilities	3,204,559	48,080	6.02	2,093,373	9,717	1.86
Securitization debt	908,381	10,770	4.76	547,049	5,204	3.81
Other debt(3)	1,642,953	13,491	3.29	1,643,944	6,091	1.48
Total debt	5,755,893	72,341	5.04	4,284,366	21,012	1.96
Residual interests classified as debt	13,015	—	—	61,388	1,037	6.76
Total interest-bearing liabilities	16,841,740	178,870	4.26	6,174,072	26,592	1.72
Total noninterest-bearing liabilities	786,175			682,474
Total liabilities	17,627,915			6,856,546
Total temporary equity	320,374			320,374
Total permanent equity	5,270,798			5,209,599
Total liabilities, temporary equity and permanent equity	$23,219,087			$12,386,519

Net interest income(4)		$291,126			$122,692
Net interest margin(5)			5.74%			5.23%
__________________
(1)Average balances were calculated on daily carrying balances for the 2023 period and on four-month ending carrying balances for the 2022 period, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
(2)Interest income on loans measured at amortized cost for the 2022 period includes amortization of deferred loan fees, net of deferred loan costs, which were not material.
(3)Interest expense on other debt primarily includes debt issuance and discount expense, as well as interest expense on the revolving credit facility.
(4)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(5)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

SoFi Technologies, Inc.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,784,179	$32,609	3.69%	$1,070,345	$1,401	0.26%
Investment securities	475,190	9,421	4.00	525,637	6,010	2.29
Loans(2)	16,432,315	799,529	9.81	7,383,365	259,722	7.04
Total interest-earning assets	18,691,684	841,559	9.08	8,979,347	267,133	5.95
Total noninterest-earning assets	2,992,932			2,565,560
Total assets	$21,684,616			$11,544,907
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$1,971,672	$25,774	2.64%	$723,935	$2,927	0.81%
Savings deposits	6,388,356	121,274	3.83	410,332	2,016	0.98
Time deposits	1,425,530	32,597	4.61	12,098	31	0.51
Total interest-bearing deposits	9,785,558	179,645	3.70	1,146,365	4,974	0.87
Warehouse facilities	3,028,270	88,256	5.88	2,318,839	19,620	1.69
Securitization debt	879,521	21,196	4.86	586,075	10,737	3.66
Other debt(3)	1,644,173	25,185	3.09	1,642,938	11,682	1.42
Total debt	5,551,964	134,637	4.89	4,547,852	42,039	1.85
Residual interests classified as debt	14,529	141	1.96	72,238	2,565	7.10
Total interest-bearing liabilities	15,352,051	314,423	4.13	5,766,455	49,578	1.72
Total noninterest-bearing liabilities	745,701			602,256
Total liabilities	16,097,752			6,368,711
Total temporary equity	320,374			320,374
Total permanent equity	5,266,490			4,855,822
Total liabilities, temporary equity and permanent equity	$21,684,616			$11,544,907

Net interest income(4)		$527,136			$217,555
Net interest margin(5)			5.69%			4.85%
__________________
(1)Average balances were calculated on daily carrying balances for the 2023 period and on seven-month ending carrying balances for the 2022 period, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
(2)Interest income on loans measured at amortized cost for the 2022 period includes amortization of deferred loan fees, net of deferred loan costs, which were not material.
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
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, net interest income increased by $168.4 million, or 137%, and net interest margin increased by 51 basis points. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, net interest income increased by $309.5 million, or 142%, and net interest margin increased by 84 basis points. The increases were primarily driven by higher interest income from (i) personal loans, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods for both personal and student loans, and (ii) interest-bearing deposits with banks, which reflected our strong liquidity position in a rising interest rate environment. Average interest-earning assets increased by 117% and 108% during the three and six-month periods, respectively, and average yields increased by 289 and 313 basis points, respectively. These increases were partially offset by higher interest expense on deposits attributable to a higher average balance and higher interest rates offered to our members, and higher interest expense on warehouse facilities attributable to a higher average balance and higher interest rates incurred on our facilities, all of which are reflective of the higher interest rate environment year over year.

SoFi Technologies, Inc.

Analysis of Changes in Net Interest Income
The following table presents period-over-period changes in net interest income and the extent to which the variances are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$12,226	$10,969	$23,195	$13,034	$18,182	$31,216
Investment securities	(1,133)	1,811	678	(1,050)	4,461	3,411
Loans	248,027	48,822	296,849	438,150	101,657	539,807
Total interest income	259,120	61,602	320,722	450,134	124,300	574,434
Interest expense:
Interest-bearing deposits	88,927	13,059	101,986	158,559	16,112	174,671
Debt	18,437	32,892	51,329	24,005	68,593	92,598
Residual interests classified as debt	(3)	(1,034)	(1,037)	(581)	(1,843)	(2,424)
Total interest expense	107,361	44,917	152,278	181,983	82,862	264,845
Net interest income	$151,759	$16,685	$168,444	$268,151	$41,438	$309,589
___________________
(1)We calculate the changes in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Loan origination and sales	$103,064	$144,414	$(41,350)	(29)%	$229,575	$302,118	$(72,543)	(24)%
Securitizations	(12,900)	(11,737)	(1,163)	10	(16,077)	(23,018)	6,941	(30)
Servicing	9,052	10,471	(1,419)	(14)	21,794	22,707	(913)	(4)
Technology products and solutions	82,289	81,670	619	1	155,090	141,527	13,563	10
Other	25,387	14,980	10,407	69	52,658	31,875	20,783	65
Total noninterest income	$206,892	$239,798	$(32,906)	(14)	$443,040	$475,209	$(32,169)	(7)
Total net revenue	$498,018	$362,527	$135,491	37%	$970,176	$692,871	$277,305	40%
Three Months. Total noninterest income decreased by $32.9 million, or 14%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, which was primarily attributable to: (i) higher loan write-offs in the 2023 period, (ii) the net effect of lower income related to in-period originations, loan sale execution and fair value adjustments on loans, which were primarily impacted by higher benchmark rates, higher personal loan origination volume and longer loan holding periods, partially offset by higher gains on loan hedging activities due to higher interest rates during the 2023 period and higher notional amounts, and (iii) increased interchange revenue.
Six Months. Total noninterest income decreased by $32.2 million, or 7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was primarily attributable to: (i) higher loan write-offs in the 2023 period, (ii) the net effect of lower gains on loan hedging activities due to smaller increases in interest rates during the 2023 period, partially offset by higher income related to in period originations, loan sale execution and fair value adjustments on loans, which were primarily impacted by higher personal loan origination volume and lower student loan prepayment assumptions, (iii) growth in technology products and solutions fees largely driven by revenue contribution from Technisys for the full period in 2023, (iv) improved securitizations income driven by a positive variance in our securitization bond fair values,

SoFi Technologies, Inc.

and an increase in securitization loan fair market values primarily associated with a consolidated securitization transaction in the first quarter of 2023, partially offset by lower gains in the 2023 period on risk retention hedge activities, and (v) increased interchange revenue.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Technology and product development	$126,845	$99,366	$27,479	28%	$243,904	$181,274	$62,630	35%
Sales and marketing	182,822	143,854	38,968	27	357,976	281,992	75,984	27
Cost of operations	93,885	79,091	14,794	19	177,793	149,528	28,265	19
General and administrative	131,180	125,829	5,351	4	254,869	262,334	(7,465)	(3)
Provision for credit losses	12,615	10,103	2,512	25	21,022	23,064	(2,042)	(9)
Total noninterest expense	$547,347	$458,243	$89,104	19%	$1,055,564	$898,192	$157,372	18%
Three Months. Total noninterest expense increased by $89.1 million, or 19%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by: (i) increases in advertising and marketing expenditures, utilization of lead generation channels and direct member incentives, (ii) higher employee compensation and benefits, which was primarily related to the Lending and Financial Services segments, as well as corporate functions, in support of our growth, and was impacted by the inflationary environment, (iii) increases in amortization of intangible assets primarily due to acquired intangible assets in the Technisys Merger and Wyndham acquisition, and (iv) increased amortization of purchased and internally-developed software, and in tools and subscriptions costs, reflective of continued investments in technology.
Six Months. Total noninterest expense increased by $157.4 million, or 18%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by: (i) increases in advertising and marketing expenditures, utilization of lead generation channels and direct member incentives, (ii) higher employee compensation and benefits, which was primarily attributable to the inclusion of Technisys for the full 2023 period compared to a partial period in 2022, and increases related to the Lending and Financial Services segments, as well as corporate functions, in support of our growth, and was impacted by the inflationary environment, (iii) increases in amortization of intangible assets primarily due to acquired intangible assets in the Technisys Merger and Wyndham acquisition, (iv) increased amortization of purchased and internally-developed software, and in tools and subscriptions costs, reflective of continued investments in technology, and (v) restructuring and impairment charges during the first quarter of 2023. These increases were partially offset by the absence of transaction expenses that were incurred in the 2022 period related to our acquisition of Technisys.
Provision for Credit Losses
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	June 30, 2023	June 30, 2022
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$41,227	$23,178
Total loans held for investment outstanding(1)	$383,668	$273,026
Ratio(2)	10.75%	8.49%
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

	June 30, 2023		June 30, 2022
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$39,361	71%	$21,974	71%
Commercial and consumer banking	1,866	29	1,204	29
Total	$41,227	100%	$23,178	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$11,896,106	$87,337	2.94%	$3,637,657	$11,340	1.25%
Student loans	5,497,411	5,704	0.42	3,791,179	2,687	0.28
Home loans	79,137	—	—	137,757	—	—
Credit card(3)	228,171	10,328	18.16	157,642	4,488	11.39
Commercial and consumer banking	109,831	(3)	(0.01)	80,181	1	—
Total loans	$17,810,656	$103,366	2.33%	$7,804,416	$18,516	0.95%

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$10,745,911	$158,406	2.97%	$3,193,601	$18,451	1.16%
Student loans	5,285,245	10,000	0.38	3,830,197	5,301	0.28
Home loans	72,042	—	—	157,943	—	—
Credit card(3)	222,736	20,586	18.64	143,836	7,305	10.16
Commercial and consumer banking	106,381	(3)	(0.01)	57,788	1	—
Total loans	$16,432,315	$188,989	2.32%	$7,383,365	$31,058	0.84%
___________________
(1)Average balances were calculated on daily carrying balances for the 2023 periods and on four-month or seven-month ending carrying balances for the 2022 periods, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
(2)Net charge-offs include both credit- and certain non-credit-related charge-offs.
(3)The increase in the net charge-off rate associated with credit card was primarily related to our maturing portfolio.
The provision for credit losses did not meaningfully change during the three and six months ended June 30, 2023 compared to the respective prior year periods.
Income Taxes
For the three and six months ended June 30, 2023, we recorded income tax benefit of $1.8 million and $3.4 million, respectively. For the three and six months ended June 30, 2022, we recorded income tax expense of $(0.1) million and $(0.9) million, respectively. Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the three and six month 2023 periods, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.

SoFi Technologies, Inc.

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
Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
Metric	2023	2022	$ Change	% Change	2023	2022	Change	% Change
Total products (number, as of period end)	1,503,892	1,202,027	301,865	25%	1,503,892	1,202,027	301,865	25%
Origination volume ($ in thousands, during period)
Personal loans	$3,740,981	$2,471,849	$1,269,132	51%	$6,692,339	$4,497,853	$2,194,486	49%
Student loans	395,367	398,722	(3,355)	(1)	920,740	1,382,526	(461,786)	(33)
Home loans	243,123	332,047	(88,924)	(27)	332,910	644,430	(311,520)	(48)
Total	$4,379,471	$3,202,618	$1,176,853	37%	$7,945,989	$6,524,809	$1,421,180	22%
Loans with a balance (number, as of period end)(1)	901,045	663,387	237,658	36%	901,045	663,387	237,658	36%
Average loan balance ($, as of period end)(1)
Personal loans	$23,767	$24,421	$(654)	(3)%	$23,767	$24,421	$(654)	(3)%
Student loans(2)	45,523	48,474	(2,951)	(6)	45,523	48,474	(2,951)	(6)
Home loans	277,077	287,205	(10,128)	(4)	277,077	287,205	(10,128)	(4)
__________________
(1)Loans with a balance and average loan balance include loans on our balance sheet, as well as transferred loans and referred loans with which we have a continuing involvement through our servicing agreements.
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
Personal Loans. During the three and six months ended June 30, 2023, personal loan origination volume increased significantly relative to the corresponding 2022 periods, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment.
Student Loans. During the six months ended June 30, 2023, student loan origination volume declined significantly relative to the corresponding 2022 period, as demand for student loan refinancing products continued to be unfavorably impacted by the ongoing suspension of principal and interest payments on federally-held student loans and the expectation of

SoFi Technologies, Inc.

debt cancellation for certain federal student loan borrowers, combined with a continued rising interest rate environment in 2023. See “Key Factors Affecting Operating Results—Student Loan Relief” for additional discussion of student loans.
Home Loans. During the three and six months ended June 30, 2023, home loan origination volume decreased significantly relative to the corresponding 2022 periods due to continued rising interest rates, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations historically represented a smaller percentage of our home loan originations, our mix during the 2023 period has shifted toward more purchase originations, which we would expect to continue under similar macroeconomic conditions. Our home loan origination volume increased notably in the second quarter of 2023 compared to the first quarter of 2023, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham, which we expect to continue to provide benefits during the remainder of the year.
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
In the table below, we present additional information related to our lending products:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Overall weighted average origination FICO	748	751	749	753
Personal Loans
Weighted average origination FICO	745	748	746	747
Weighted average interest rate earned(1)	12.89%	11.62%	12.80%	11.34%
Interest income recognized	$363,981	$101,475	$651,208	$173,585
Sales of loans	$50,013	$1,123,898	$50,013	$2,101,818
Student Loans
Weighted average origination FICO	768	773	768	774
Weighted average interest rate earned(1)	4.93%	4.08%	4.86%	4.04%
Interest income recognized	$65,769	$38,078	$124,429	$75,840
Sales of loans	$96,678	$259,690	$96,678	$803,840
Home Loans
Weighted average origination FICO	756	744	757	748
Weighted average interest rate earned(1)	6.02%	2.91%	5.41%	2.77%
Interest income recognized	$1,322	$1,052	$2,165	$2,232
Sales of loans	$266,413	$342,780	$344,293	$708,150
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average unpaid principal balances of loans outstanding during the period, determined on a daily basis for the 2023 periods and on a four-month or seven-month basis for the 2022 periods, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.

SoFi Technologies, Inc.

Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$231,885	$114,003	$117,882	103%	$432,932	$208,357	$224,575	108%
Noninterest income	99,556	143,114	(43,558)	(30)	235,590	301,749	(66,159)	(22)
Total net revenue	331,441	257,117	74,324	29	668,522	510,106	158,416	31
Servicing rights – change in valuation inputs or assumptions(1)	(8,601)	(9,098)	497	(5)	(20,685)	(20,678)	(7)	—
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(602)	2,662	(3,264)	n/m	(513)	5,625	(6,138)	n/m
Directly attributable expenses	(138,929)	(108,690)	(30,239)	28	(254,117)	(220,411)	(33,706)	15
Contribution profit	$183,309	$141,991	$41,318	29%	$393,207	$274,642	$118,565	43%
Adjusted net revenue(3)	$322,238	$250,681	$71,557	29%	$647,324	$495,053	$152,271	31%
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
Net interest income
Net interest income in our Lending segment increased by $117.9 million, or 103%, and by $224.6 million, or 108%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, which was primarily attributable to increases in average personal loan unpaid principal balances of $7.1 billion (213%) and $6.5 billion (227%), respectively, and in average student loan unpaid principal balances of $1.8 billion (56%) and $1.6 billion (50%), respectively, combined with a higher weighted average interest rate. The personal loan average balance increase was primarily attributable to higher origination volume and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods. Interest expense associated with funding our lending activities increased by $172.7 million, or 592%, and by $302.0 million, or 621%, for the three and six-month year-over-year periods, respectively, primarily due to the sharp increases in benchmark rates which are reflective of the higher interest rate environment year over year, as well as higher average loan balances.
Noninterest income
Noninterest income in our Lending segment decreased by $43.6 million, or 30%, and by $66.2 million, or 22%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, which was primarily driven by lower loan origination and sales income of $41.4 million and $72.6 million, respectively. For the six month period, this was partially offset by higher securitizations income of $6.9 million.

SoFi Technologies, Inc.

Loan Origination and Sales
The following table presents the components of noninterest income—loan origination and sales:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$56,380	$82,768	$(26,388)	(32)%	$279,975	$95,072	$184,903	194%
Economic derivative hedges of loan fair values	116,730	69,535	47,195	68	85,502	230,142	(144,640)	(63)
Other derivative instruments(2)	65	3,467	(3,402)	(98)	2,263	(4,624)	6,887	n/m
Loan origination fees	16,121	2,638	13,483	511	17,183	3,931	13,252	337
Loan write-off expense – whole loans(3)	(86,177)	(13,603)	(72,574)	534	(156,027)	(21,677)	(134,350)	620
Loan repurchase (expense) benefit(4)	(153)	(93)	(60)	65	272	1,787	(1,515)	(85)
Other	114	(275)	389	n/m	426	(2,487)	2,913	n/m
Loan origination and sales noninterest income	$103,080	$144,437	$(41,357)	(29)%	$229,594	$302,144	$(72,550)	(24)%
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
(3)For the three months ended June 30, 2023 and 2022, includes gross write-offs of $102.9 million and $17.7 million, respectively. Total recoveries were $16.7 million and $4.1 million, respectively, of which $10.8 million and $1.0 million, respectively, were captured via loan sales to a third-party collection agency. For the six months ended June 30, 2023 and 2022, includes gross write-offs of $186.3 million and $29.5 million, respectively. Total recoveries were $30.3 million and $7.8 million, respectively, of which $17.6 million and $1.7 million, respectively, were captured via loan sales to a third-party collection agency. The increases in loan write-off expense were related to increased origination volume and longer loan holding periods.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information.
Three Months. The decrease in loan origination and sales income was primarily driven by: (i) higher personal loan write-offs in the 2023 period, primarily driven by longer loan holding periods and elevated charge off rates, and (ii) lower fair value gains on personal loans and fair value losses on student loans (compared to gains in the 2022 period), which were primarily impacted by higher benchmark rates, higher personal loan origination volume, and longer loan holding periods, and (iii) lower gains in the 2023 period on home loan pipeline hedges, which were driven by smaller increases in the underlying hedge price index. This decrease was partially offset by: (i) higher gains on student loan and personal loan interest rate swap positions in the 2023 period, primarily driven by increases in interest rates during the 2023 period and higher notional amounts,(ii) fair value gains on home loans (compared to losses in the 2022 period), which were primarily impacted by lower benchmark rates, and (iii) higher origination fees primarily related to a new product feature offered on personal loans.
Six Months. The decrease in loan origination and sales income was primarily driven by: (i) higher personal loan write-offs in the 2023 period, primarily driven by longer loan holding periods and elevated charge off rates, and (ii) lower gains in the 2023 period on student loan and personal loan interest rate swap positions and on home loan pipeline hedges primarily driven by smaller increases in interest rates and in the underlying hedge price index during the 2023 period, respectively. This decrease was partially offset by: (i) higher fair value gains on personal loans and fair value gains on student loans in the 2023 period (compared to losses in the 2022 period), which were primarily impacted by higher origination volume and lower prepayment assumptions, respectively, (ii) fair value gains on home loans (compared to losses in the 2022 period), which were primarily impacted by smaller decreases in benchmark rates, (iii) higher origination fees primarily related to a new product feature offered on personal loans, and (iv) losses on loan sale execution in the 2022 period, which were due to both volume and price factors.
Securitizations
Six Months. The improvement in securitizations income was primarily driven by a positive variance in our securitization bond fair values, and an increase in securitization loan fair market values primarily associated with a consolidated securitization transaction in the first quarter of 2023, partially offset by lower gains in the 2023 period on risk retention hedge activities.

SoFi Technologies, Inc.

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

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Servicing income recognized
Personal loans	$5,649	$9,103	$(3,454)	(38)%	$12,186	$18,095	$(5,909)	(33)%
Student loans	6,301	9,705	(3,404)	(35)	13,016	19,826	(6,810)	(34)
Home loans	3,727	3,103	624	20	7,331	6,029	1,302	22
Servicing rights fair value change
Personal loans	$(1,366)	$1,916	$(3,282)	n/m	$(7,945)	$2,156	$(10,101)	n/m
Student loans	(1,298)	(1,038)	(260)	25%	2,550	(5,084)	7,634	n/m
Home loans	1,813	2,581	(768)	(30)	1,204	11,633	(10,429)	(90)%
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Direct advertising	$47,592	$41,097	$6,495	16%	$93,366	$82,891	$10,475	13%
Compensation and benefits	30,420	26,570	3,850	14	56,106	50,138	5,968	12
Lead generation	33,453	21,499	11,954	56	55,074	43,382	11,692	27
Loan origination and servicing costs	13,019	10,471	2,548	24	23,369	21,102	2,267	11
Professional services	2,767	2,349	418	18	4,960	3,869	1,091	28
Intercompany technology platform expenses	212	—	212	n/m	212	—	212	n/m
Other(1)	11,466	6,704	4,762	71	21,030	19,029	2,001	11
Directly attributable expenses	$138,929	$108,690	$30,239	28%	$254,117	$220,411	$33,706	15%
___________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third party loan fraud.
Lending segment directly attributable expenses for the three and six months ended June 30, 2023 increased by $30.2 million, or 28%, and $33.7 million, or 15%, respectively, compared to the same periods in 2022, primarily due to: (i) an increase in personal loan lead generation channels during 2023; (ii) an increase in direct advertising primarily related to direct mail, radio/podcast, digital media and search engine advertising, partially offset by a decline in social media advertisement; (iii) an increase in allocated compensation and related benefits, which reflected increases in average compensation and average headcount in 2023; and (iv) an increase in other expenses, primarily related to third-party loan fraud.

SoFi Technologies, Inc.

Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2023 vs 2022
	June 30, 2023	June 30, 2022	Change	% Change
Total accounts	129,356,203	116,570,038	12,786,165	11%
See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Noninterest income	$87,623	$83,899	$3,724	4%	$165,510	$144,704	$20,806	14%
Total net revenue	87,623	83,899	3,724	4	165,510	144,704	20,806	14
Directly attributable expenses	(70,469)	(62,058)	(8,411)	14	(133,499)	(104,608)	(28,891)	28
Contribution profit	$17,154	$21,841	$(4,687)	(21)%	$32,011	$40,096	$(8,085)	(20)%
Noninterest income
Noninterest income in our Technology Platform segment increased by $3.7 million, or 4%, and $20.8 million, or 14%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in the six-month period was primarily attributable to growth in technology products and solutions fees driven by revenue contribution from Technisys for the full 2023 period compared to four months of 2022. Noninterest income included $5.0 million and $8.7 million of intercompany revenue for the three and six months ended June 30, 2023, respectively, compared to $1.7 million and $2.4 million for the three and six months ended June 30, 2022, respectively.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Compensation and benefits	$39,342	$36,405	$2,937	8%	$78,046	$61,682	$16,364	27%
Product fulfillment	12,325	9,598	2,727	28	22,548	18,958	3,590	19
Tools and subscriptions	7,333	4,881	2,452	50	13,846	8,127	5,719	70
Professional services	3,243	4,584	(1,341)	(29)	7,177	6,883	294	4
Other(1)	8,226	6,590	1,636	25	11,882	8,958	2,924	33
Directly attributable expenses	$70,469	$62,058	$8,411	14%	$133,499	$104,608	$28,891	28%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing, and data center costs.
Technology Platform segment directly attributable expenses increased by $8.4 million, or 14%, and $28.9 million, or 28%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to: (i) an increase in compensation and benefits expense, primarily related to bonus adjustments in the three-month 2023 period and the inclusion of Technisys in our results for the full six-month 2023 period; (ii) an increase in tools and subscriptions costs related to internal technology initiatives to support the growth of the platform, along with the inclusion of Technisys in our results for the full six-month 2023 period; and (iii) an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform.

SoFi Technologies, Inc.

Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

			2023 vs. 2022
	June 30, 2023	June 30, 2022	Change	% Change
Total products	7,897,133	5,362,147	2,534,986	47%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.
Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$74,637	$12,925	$61,712	477%	$132,674	$18,807	$113,867	605%
Noninterest income	23,415	17,438	5,977	34	46,479	35,099	11,380	32
Total net revenue	98,052	30,363	67,689	223	179,153	53,906	125,247	232
Directly attributable expenses	(102,399)	(84,063)	(18,336)	22	(207,735)	(157,121)	(50,614)	32
Contribution loss	$(4,347)	$(53,700)	$49,353	(92)%	$(28,582)	$(103,215)	$74,633	(72)%
Net interest income
Net interest income in our Financial Services segment increased by $61.7 million, or 477%, and $113.9 million, or 605%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, which was primarily attributable to net interest income earned on our deposits, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members. This net increase corresponds with the growth of deposits at SoFi Bank, as well as the impact of higher interest rates offered to members. In addition, net interest income earned on our credit cards increased, which includes interest income earned on outstanding balances as well as interest expense incurred under the FTP framework, and was primarily attributable to growth in total credit cards.
Noninterest income
Noninterest income in our Financial Services segment increased by $6.0 million, or 34%, and $11.4 million, or 32%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to an increase in interchange fees, which coincided with increased credit card and debit card transactions.

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution loss were as follows:

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Compensation and benefits	$30,692	$26,371	$4,321	16%	$61,167	$50,309	$10,858	22%
Direct advertising	15,566	9,299	6,267	67	28,641	16,151	12,490	77
Lead generation	6,427	6,064	363	6	23,480	8,573	14,907	174
Member incentives	11,862	9,202	2,660	29	23,317	15,805	7,512	48
Product fulfillment	11,261	8,228	3,033	37	21,870	15,425	6,445	42
Provision for credit losses	12,615	10,103	2,512	25	21,022	23,064	(2,042)	(9)
Intercompany technology platform expenses	2,641	953	1,688	177	4,738	1,723	3,015	175
Professional services	2,533	1,234	1,299	105	4,140	2,334	1,806	77
Other(1)	8,802	12,609	(3,807)	(30)	19,360	23,737	(4,377)	(18)
Directly attributable expenses	$102,399	$84,063	$18,336	22%	$207,735	$157,121	$50,614	32%
___________________
(1)Other expenses primarily include operational product losses, third party fraud expense, tools and subscriptions, travel and occupancy-related costs, and marketing expenses.
Financial Services directly attributable expenses increased by $18.3 million, or 22%, and $50.6 million, or 32%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to: (i) an increase related to utilization of lead generation channels during the six-month 2023 period, primarily related to our SoFi Money and credit card products during the six-month period; (ii) an increase in direct advertising costs primarily driven by an increase in search engine advertising largely related to the continued promotion of our SoFi Money product; (iii) an increase in compensation and benefits expense, which reflected our ongoing prioritization of growth in the Financial Services segment that required additional staffing, as well as increased average compensation in 2023; (iv) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product; and (v) an increase in product fulfillment costs primarily related to our SoFi Money product, which included debit card fulfillment services.
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

	Three Months Ended June 30,		2023 vs 2022		Six Months Ended June 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest expense	$(15,396)	$(4,199)	$(11,197)	267%	$(38,470)	$(9,502)	$(28,968)	305%
Noninterest loss	(3,702)	(4,653)	951	(20)	(4,539)	(6,343)	1,804	(28)
Total net loss	$(19,098)	$(8,852)	$(10,246)	116%	$(43,009)	$(15,845)	$(27,164)	171%

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Reportable segments directly attributable expenses	$(311,797)	$(254,811)	$(595,351)	$(482,140)
Intercompany expenses	4,954	1,671	8,695	2,441
Expenses not allocated to segments:
Share-based compensation expense	(75,878)	(80,142)	(140,104)	(157,163)
Employee-related costs(1)	(55,605)	(45,316)	(117,419)	(88,006)
Depreciation and amortization expense	(50,130)	(38,056)	(95,451)	(68,754)
Other corporate and unallocated expenses(2)	(58,891)	(41,589)	(115,934)	(104,570)
Total noninterest expense	$(547,347)	$(458,243)	$(1,055,564)	$(898,192)
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

SoFi Technologies, Inc.

The following table summarizes our total liquidity reserves:

	June 30, 2023
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	n/a	n/a	$3,015,652
Investments in available-for-sale debt securities(1)	382,782	69,689	313,093
Warehouse facilities(2)	8,495,000	4,023,872	4,471,128
Revolving credit facility(3)	645,000	492,000	153,000
FHLB advances(1)	86,371	13,700	72,671
Correspondent bank lines of credit(4)	50,000	—	50,000
Total liquidity	$9,659,153	$4,599,261	$8,075,544
___________________
(1)As of June 30, 2023, we pledged $69.7 million of investment securities and $27.5 million of loans to the FHLB to secure borrowing capacity of $86.4 million, of which $13.7 million was utilized to secure letters of credit.
(2)Includes personal loan, student loan, credit card and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of June 30, 2023, warehouse facility maturity dates ranged from July 2023 through January 2032. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)In April 2023, the Company entered into the Amended and Restated Credit Agreement, which, among other things, increased the initial aggregate commitment and extended the maturity date of the revolving credit facility to April 2028. As of June 30, 2023, the amount utilized under the revolving credit facility includes $6.0 million utilized to secure a letter of credit. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)Borrowing capacity with correspondent banks is unsecured.
We believe our existing liquidity will be sufficient to cover net losses, meet our existing working capital and capital expenditure needs, as well as our planned growth for at least the next 12 months.
Sources of Funding
Our primary funding sources include SoFi Bank deposits, warehouse funding, common and preferred equity capital, convertible debt, corporate revolving credit facility, securitizations, and other financings.
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of June 30, 2023 and December 31, 2022, time deposit balances due in less than one year totaled $2.0 billion and $1.0 billion, respectively. As of June 30, 2023 and December 31, 2022, the amount of uninsured deposits totaled $318.1 million and $615.9 million, respectively. In 2023, we provided our members with access to expanded FDIC insurance coverage through a network of participating banks, which contributed to the decrease in uninsured deposits relative to year end. As of June 30, 2023, approximately 98% of our total deposits were insured.
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
As of June 30, 2023, we had debt obligations, common stock and redeemable preferred stock outstanding.
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

SoFi Technologies, Inc.

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
The availability of funds under our warehouse facilities and revolving credit facility is subject to, among other conditions, our continued compliance with the covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum unrestricted cash and cash equivalents, (iii) a maximum leverage ratio of total debt to tangible net worth, and (iv) minimum risk-based capital and leverage ratios. A breach of these covenants can result in an event of default under these facilities and allows the lenders to pursue certain remedies. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information. Our subsidiaries are restricted in the amount that can be distributed to SoFi only to the extent that such distributions would cause the financial covenants to not be met.
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
We were in compliance with all covenants as of June 30, 2023.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of June 30, 2023, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of June 30, 2023, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
These requirements establish required minimum ratios for Common Equity Tier 1 (“CET1”) risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for

SoFi Technologies, Inc.

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
The risk- and leverage-based capital ratios and amounts are presented below:

	June 30, 2023
($ in thousands)	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$2,317,313	15.8%	7.0%	6.5%
Tier 1 risk-based capital	2,317,313	15.8	8.5	8.0
Total risk-based capital	2,358,208	16.1	10.5	10.0
Tier 1 leverage	2,317,313	16.1	4.0	5.0
Risk-weighted assets	14,690,190
Quarterly adjusted average assets	14,383,817
SoFi Technologies
CET1 risk-based capital	$3,228,050	15.6%	7.0%	n/a
Tier 1 risk-based capital	3,228,050	15.6	8.5	n/a
Total risk-based capital	3,268,945	15.8	10.5	n/a
Tier 1 leverage	3,228,050	15.2	4.0	n/a
Risk-weighted assets	20,650,454
Quarterly adjusted average assets	21,184,357
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of June 30, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since June 30, 2023 that management believes would change the categorization.
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
Factors Affecting Liquidity
We are currently dependent on the success of our lending business. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and the timing of loan

SoFi Technologies, Inc.

repayments. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new deposits and grow existing deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, the condition of the banking sector (such as bank failures or exposure to credit, market, operational, legal and reputational risks), competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. Through the second quarter of 2023, we continued to have strong deposit contribution. During 2023, we also provided our members with access to expanded FDIC insurance coverage through a network of participating banks.
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
Our long-term liquidity strategy includes continuing to grow our deposit base, maintaining adequate warehouse capacity, maintaining corporate debt and other sources of financing, as well as effectively managing the capital raised through debt and equity transactions. Although our goal is to increase our cash flow from operations, there can be no assurance that our future operating plans will lead to improved operating cash flows.
The Federal Deposit Insurance Act (“FDIA”) and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of June 30, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
On August 16, 2022, the Inflation Reduction Act (the "IRA"), was signed into law. The IRA enacted a 15% corporate book minimum tax and a 1% excise tax on stock repurchases effective after December 31, 2022. The IRA is not expected to have a material impact on our operations or cash flows for the foreseeable future.

SoFi Technologies, Inc.

Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net cash used in operating activities	$(4,292,679)	$(1,956,723)
Net cash used in investing activities	(307,826)	(4,918)
Net cash provided by financing activities	6,255,232	2,192,231
Cash Flows from Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities of $4.3 billion stemmed from a net loss of $82.0 million and an unfavorable change in our operating assets net of operating liabilities of $4.5 billion, partially offset by a positive adjustment for non-cash items of $259.5 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $7.9 billion during the period and also purchased loans of $175.2 million. These cash uses were partially offset by principal payments on loans of $3.1 billion and proceeds from loan sales of $491.0 million.
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
Cash Flows from Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities of $307.8 million was primarily attributable to net purchases of $134.4 million related to our investments in AFS debt securities, $72.3 million related to business combinations, net of cash acquired, which includes our acquisition of Wyndham and settlements of vested employee performance awards associated with the Technisys Merger, $62.0 million related to loan activities, primarily driven by credit cards, $49.1 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and $16.7 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $29.0 million from our securitization investments.
For the six months ended June 30, 2022, net cash used in investing activities of $4.9 million was primarily attributable to proceeds of $76.0 million from our securitization investments, and the aggregate net cash acquired from the Technisys Merger and Bank Merger of $58.5 million. These sources were more than offset by net cash uses of $81.9 million related to loan activities, primarily driven by credit cards, $47.0 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and net cash uses of $7.6 million related to our investments in AFS debt securities.
Cash Flows from Financing Activities
For the six months ended June 30, 2023, net cash provided by financing activities of $6.3 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $5.4 billion. Additionally, our proceeds from debt financing activity of $1.3 billion exceeded our debt repayments of $407.7 million, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities.
For the six months ended June 30, 2022, net cash provided by financing activities of $2.2 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $2.5 billion. Additionally, our proceeds from debt financing activity of $0.1 billion were more than offset by our debt repayments of $0.2 billion, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities.

SoFi Technologies, Inc.

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
Historically, we have established personal loan trusts and student loan trusts that were created and designed to transfer credit and interest rate risk associated with the underlying loans through the issuance of collateralized notes and residual certificates. We hold a variable interest in the trusts through our ownership of collateralized notes in the form of asset-backed bonds and residual certificates. The residual certificates absorb variability and represent the equity ownership interest in the equity portion of the personal loan and student loan trusts.
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
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of June 30, 2023 compared to December 31, 2022 were principally attributed to the following:
•an increase of $1.7 billion in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in loans held for sale of $4.7 billion, which was primarily related to increased personal loan originations and longer loan holding periods;
•an increase in deposits of $5.4 billion, which was primarily related to increased savings deposits from members and increased brokered deposits; and
•an increase of $964.9 million in gross warehouse and risk retention facility debt to support our originations during the current period, which reflected the net impact of $6.2 billion of cash borrowings and $5.2 billion of cash repayments.

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

SoFi Technologies, Inc.

Goodwill
Our annual impairment testing date is October 1. In interim periods, we perform a qualitative assessment for our reporting units to which goodwill is allocated to determine if, for any reporting unit, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In addition to the factors noted in our Annual Report on Form 10-K for the year ended December 31, 2022 for performing such an assessment, management also considers actual results for the current period and updated internal forecasts as compared to prior internal forecasts and other assumptions used in the quantitative annual assessment. Based on this assessment, while management does not believe that the goodwill in any of the reporting units is impaired as of June 30, 2023, management has determined that it is more likely than not that the fair values of the Galileo and Technisys reporting units within the Technology Platform segment, with goodwill of $1.59 billion, are not substantially in excess of their carrying amounts. Management determined that the longer sales cycle observed in the Technology Platform segment as a result of the shift in strategy to focus on potential new partners with scaled customer bases and interest in multiple Technology Platform products, combined with the uncertain macroeconomic environment, which has impacted customer spend volume, have resulted in lower anticipated growth rates.
Management cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. We continue to monitor the aforementioned conditions, general macroeconomic deterioration, including the interest rate environment, inflationary pressures, and the potential for a prolonged economic downturn or recession in the U.S., as well as other factors, including those listed in "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in Part II, Item 1A of this Quarterly Report. Further persistence of the aforementioned conditions and these other factors could have a material impact on one or more of the estimates and assumptions used to evaluate goodwill impairment and could result in future goodwill impairment.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, market risk, counterparty risk and operational risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during the periods presented. For additional information on our market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

SoFi Technologies, Inc.

Credit Risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required loan payments, or declines in home loan collateral values. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is generally limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and we are not able to fully recover the principal balance. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio.
Market Risk
We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates or overall market conditions, such as instability in the banking and financial services sectors. We are exposed to such market risk directly through our investments in AFS debt securities, loans, servicing rights and securitization investments held on our balance sheets, all of which are measured at fair value on a recurring basis. Investments in AFS debt securities are valued utilizing quoted prices in actively traded markets or rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. The other assets mentioned are measured at fair value using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. The discount rates for our loans and securitization investments may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. For our servicing rights, the discount rate is commensurate with the risk of the servicing asset cash flow, which varies based on the characteristics of the serviced loan portfolio. We are also exposed to market risk through our investments in equity securities, which are either measured at fair value using the net asset value practical expedient or which may have positive or negative adjustments that impact our results of operations resulting from observable price changes based on current market conditions.
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the six months ended June 30, 2023. As of June 30, 2023, gross derivative asset and liability positions subject to master netting arrangements were $2.1 million and $8.1 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of June 30, 2023, we had total borrowing capacity under loan warehouse facilities of $8.5 billion, of which $4.0 billion was utilized. Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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

SoFi Technologies, Inc.

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
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. We rely on third-party computer systems and third-party providers to support and carry out certain functions on our platform, which are themselves susceptible to operational risk or which may rely on subcontractors to provide services to us that face similar risks. Any interruption in services or deterioration in the quality of the service or performance of such third-party systems or providers could be disruptive to our business and adversely affect our results of operations and the perception of the reliability of our networks and services and the quality of our brand. In addition, we may be subjected to member complaints, fines, litigation, disputes, regulatory investigations and other similar actions. We strive to manage operational risk, including operational risk associated with our reliance on third-party systems, through contractual provisions, our system design, and a robust third-party risk management process, which includes establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•impact of macroeconomic factors, including regulatory responses, elevated and fluctuating inflation, reduced consumer discretionary spending and economic uncertainty;
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
Regulatory, Tax and Other Legal Risks
•our exposure to evolving laws, rules, regulations and government enforcement policies, federal or state loan forgiveness programs, expansion of the federal student loan income-driven repayment plan, and potential enforcement actions, litigation, investigations, exams or inquiries or impairment of licenses;
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

SoFi Technologies, Inc.

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
We operate in rapidly evolving industries which may make it difficult to quickly identify risks to our business and evaluate our future prospects. In addition, in recent years, we have rapidly expanded our operations to include or expand, among other things, deposit accounts, investment services and technology solutions, home loan originations, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham Capital Mortgage (“Wyndham”), a leading fintech mortgage lender, which expanded our home loan business.
In addition to the recent events above, we face numerous challenges to our success, including our ability to:
•increase or maintain the number, volume and types of, and add new features to, the loans we extend to our members as the market for loans evolves and as we face new and increasing competitive threats;
•successfully integrate our past and future acquisitions, including continuing to integrate Wyndham’s technology and employees, performing functions in home loans origination, such as home loans processing and underwriting, which we have not previously performed, and managing the origination of new home loan types;
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
•offer an attractive annual percentage yield on our deposits compared to our competitors and manage deposit costs;
•diversify our revenue streams across our products and services;

SoFi Technologies, Inc.

•favorably compete with other companies and banks, including traditional and alternative technology-enabled lenders, financial service providers, broker dealers, and technology platform-as-a-service providers;
•continue to realize the benefits of operating a bank;
•introduce new products or other offerings to meet the needs of our existing and prospective members or to keep pace with competitive lending, checking and savings, investment, technology and other developments;
•maintain or increase the effectiveness of our direct marketing, and other sales and marketing efforts, and maintain our brand;
•successfully design, develop, integrate, operate and maintain technology systems at scale and with a high degree of reliability that support our member growth and product adoption;
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
•adequately respond to macroeconomic and other exogenous challenges, including continued government efforts to curb inflation, which may impact the overall economy and affect demand for our products and services, market volatility, particularly in the financial services industry, changes in consumer confidence and consumer discretionary spending, pandemics or other health-related crises, and the ongoing war in Ukraine;
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

SoFi Technologies, Inc.

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
We have experienced rapid growth in recent years, including through the addition of new products and lines of business and into new geographies, which may place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, as well as operating as a bank holding company, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, evolving fraud, privacy and information security landscape, and regulatory developments, both domestically and internationally, relating to our existing and projected business activities. Our future growth will depend on, among other things, our ability to maintain an operating platform and management system able to address such growth, our ability to grow and optimize deposit balances, and our ongoing ability to demonstrate to our regulators that our risk management and compliance practices are growing in a commensurate fashion, all of which will require us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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

SoFi Technologies, Inc.

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
•our ability to successfully scale our products and services and execute on our Financial Services Productivity Loop strategy and our other business plans, including successfully integrating our acquisitions and diversifying our technology platform clients into new industry verticals and new geographies;
•general market conditions and their impact on our liquidity and ability to access funding;
•the impact of macroeconomic conditions, including the impacts from current efforts to curb inflation, stock market volatility, changes in consumer confidence and consumer discretionary spending, and related developments on the lending and financial services markets we serve; and
•our brand strength relative to our competitors.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and adversely affect our financial condition and results of operations. For example, Silicon Valley Bank ("SVB") and Signature Bank were put into FDIC receivership in March 2023 and First Republic Bank was put into FDIC receivership in May 2023. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, although we have not observed a decline in our deposits to date, our members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. The closure of financial institutions, even if such financial institutions are unrelated to our business, may result in a deterioration of consumer confidence in banks and the banking system more broadly as well as declines in the price of our stock or reluctance of our members to use our products and services.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
It is likely that, if the banking sector deteriorates, the U.S. and/or other global economies would be adversely affected, including the possibility of a recession, the duration and severity of which is difficult to predict. Even if market concerns about the financial health and stability of U.S. and global banking sectors are successfully addressed, many observers believe that the risk of a recession occurring in the United States, and perhaps in other major global economies, has increased because of the recent events in the banking sector. Relatedly, these events may prompt the Federal Reserve Board and other central banking authorities to slow down the pace of future increases in benchmark interest rates, which could make it more difficult for the United States and other governments to mitigate inflationary pressures in the economy and contribute to a period of higher inflation. These developments may adversely affect our business, financial condition and results of operations.
Our future growth depends significantly on our branding and marketing efforts, and if our marketing efforts are not successful or we receive negative publicity, our business and results of operations will be harmed.
We have invested significantly in our brand and believe that maintaining and enhancing our brand identity is critical to our success. Our ability to attract members depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, out-of-home, direct mail, lifecycle marketing and television and radio advertising. Our ability to compete for, attract and maintain members, lending counterparties, marketing partners and other partners relies to a large extent on their trust in our business, our reputation and the value of our brand. While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if in the future any of our current marketing channels becomes less effective, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brand, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members or increase the activity of our existing members on our platform in a cost-effective manner. If we are unable to recover our marketing costs through increases in the size, value or the overall number of loans we originate, or member selection and utilization of other SoFi products such as SoFi Money, SoFi Invest and SoFi Credit Card, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. In addition, negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information, data breaches, matters related to or affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not. Negative publicity or allegations could reduce demand for our products, result in a decrease in the price of our stock, undermine the loyalty of our members and the confidence of our lending counterparties and technology platform clients, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater

SoFi Technologies, Inc.

regulatory scrutiny, all of which could lead to the attrition of our members, lending counterparties, technology platform clients and harm our results of operations. In addition, we and our officers, directors and/or employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against or litigating such claims.
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our business, results of operations, and financial condition.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and has increased substantially because of our size and profile in the financial services industry. Negative public opinion about the financial services industry generally or us specifically could adversely affect our reputation and our ability to keep and attract customers. For example, public opinion of the financial services industry was negatively impacted following the closure of SVB and generally resulted in decreases in the stock prices of financial services companies. Negative public opinion could result from our actual or alleged conduct in any number of activities, including sales and marketing practices; home loan or other consumer lending practices; loan origination or servicing activities; mortgage foreclosure actions; management of client accounts or investments; lending, investing or other business relationships; identification and management of potential conflicts of interest from transactions; obligations and interests with and among our members or customers; environmental, social and governance practices; litigation or regulatory actions taken by us or to which we are a party; regulatory compliance; risk management; incentive compensation practices; and disclosure, sharing or inadequate protection or improper use of member or customer information, and from actions taken by government regulators and community or other organizations in response to that conduct. Although we have policies and procedures in place intended to detect and prevent conduct by employees and third-party service providers that could potentially harm members or customers or our reputation, there is no assurance that such policies and procedures will be fully effective in preventing such conduct. Furthermore, our actual or perceived failure to address or prevent any such conduct or otherwise to effectively manage our business or operations could result in significant reputational harm. Moreover, negative public opinion has in the past and could in the future result from actions by the financial services industry generally, including due to the failure of one or more additional banks, or by certain members or individuals in the industry and can adversely affect our reputation with no actual or alleged actions on our part. For example, our marketing strategy includes an emphasis on social media. Social media provides a powerful medium for consumers, employees and others to communicate their approval of or displeasure with a business. This aspect of social media is especially challenging because it allows any individual to reach a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. We are beginning to monitor social media metrics for their impact on our business but if we are unable to quickly and effectively respond, any negative publicity could “go viral”, causing nearly immediate and potentially significant harm to our brand and reputation, and our business, whether or not factually accurate, including a significant withdrawal of deposits from SoFi Bank within a short period of time.
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

SoFi Technologies, Inc.

For example, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness of $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than $125,000 annually and certain changes to income-driven repayment plans for student loans (the “Biden Forgiveness Program”). Although the U.S. Supreme Court subsequently struck down the Biden Forgiveness Program, President Biden indicated between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to pay their student loan bills to credit agencies. In addition, on July 14, 2023, President Biden announced that $39 billion in federal student loan debt would be eliminated to remedy mistakes of loan servicers, and other student loan holders will have their loans adjusted. While we expect we may see an increase in student loan refinancing volume following the expected end of the federal student loan payment moratorium after August 30, 2023, the timing and impact to our student loan refinancing product will largely depend on expectations regarding the introduction or implementation of additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors, including any further delay to entry into repayment by student loan borrowers that may result from federal student loan servicers being slow to restart servicing and from funding issues experienced by the U.S. Department of Education. If in the future, student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. In addition, proposals to make student loans dischargeable in bankruptcy or similar proposals could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “Regulatory, Tax and Other Legal Risks—Legislative and regulatory actions and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume”.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, the rate and credit market environment and our ability to raise our coupon rates along with rising interest rates, legal or regulatory developments, changing demographics, and legislative, regulatory or policy changes. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Further, we may, from time to time, decide to modify or terminate relationships with third-party service providers and to perform certain functions and/or services internally. For example, we historically used a third party bank to issue the SoFi Money debit cards and sponsor access to debit networks for payment transactions, funding transactions and associated settlement of funds, and sponsor and support ACH, check and wire transactions along with associated funds settlement. However, after gaining direct access to debit networks, we directly perform certain services previously sponsored by the third party bank and there is no guarantee we will be able to perform them satisfactorily. Additionally, the migration of any such functions and/or services may introduce additional risks and could cause disruption to our business.
Our third-party service providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks.
Failures or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, have in the past and could in the future cause us to incur losses, result in decreased member satisfaction and increase member attrition, subject us to member complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of members, technology platform clients, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.
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

SoFi Technologies, Inc.

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
Holders of our convertible notes issued in October 2021 and due in 2026 (the “notes”) may be entitled to convert the notes during specified periods at their option. If one or more holders elect to convert their notes, we may settle any converted principal through the payment of cash, which could adversely affect our financial results and liquidity and could result in a decline in our stock price.
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

SoFi Technologies, Inc.

equity and foreign currency markets, changes to buying patterns of our members and prospective members or reductions in the credit quality of our members.
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation, supply chain disruptions, changes in consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, changes in legislation, regulations or policy, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics (such as the COVID-19 pandemic), cyberattacks or campaigns, military conflict, including the ongoing war in Ukraine, terrorism or other geopolitical events which may affect our results of operations. For example, although we do not have operations in Ukraine or Russia, the ongoing war in Ukraine has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels.
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
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, and may continue to raise rates further. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; (iv) the mix of lending products we originate, and (v) the competition faced by our SoFi Money deposit product from other investment products which may become more attractive as interest rates rise. See “Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.
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
Changes to existing laws, regulations and policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, cybersecurity and privacy, digital assets, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our technology platform clients, our counterparties and our earnings and operations. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners

SoFi Technologies, Inc.

(including China and the European Union (the “EU”)) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of duties and tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
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
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential economic uncertainty, including, but not limited to, changing U.S. consumer spending patterns, elevated and fluctuating inflation, increasing interest rates, reduced consumer discretionary spending, and weakening wage growth and employment levels. For example, the Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, and may continue to raise rates further. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in a rising interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. We have similarly experienced lower demand for refinanced student loans due to the moratorium on federal student loan payments, which is expected to be lifted at the end of August 2023. We have also focused on personal loan originations to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and we have recently seen an increase in the amount of personal loans that we originate which may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.

SoFi Technologies, Inc.

Additionally, an inflationary environment combined with a competitive labor market and decreases in the market value of our equity awards could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we have the past and may in the future be required to increase our operating costs or risk losing skilled workers to competitors. See “Personnel and Business Continuity Risks — The job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce” for more information on the risks posed by a competitive labor market.
Fluctuations in interest rates could negatively affect the demand for our checking and savings product.
Falling, low or fluctuating interest rates, which we have experienced in the past and may again in the future may have a negative impact on the demand for our checking and savings product. Checking and savings provides members a digital banking experience that offers a variable annual percentage yield, which is at our discretion. If we are not able to offer competitive interest rates on deposit accounts, demand for our checking and savings product may decrease, which may impact our ability to access deposits as a more cost-effective source of funding for our loans. Although we have recently experienced a rising interest rate environment, there is no guarantee that it will remain so or that the interest rate we offer on deposit accounts will remain competitive and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Higher than expected payment speeds of loans could negatively impact our returns as the holder of the residual interests in securitization trusts holding personal and student loans. These factors could materially alter our net revenue or the value of our residual interest holdings.
The rate at which borrowers prepay their loans can have a material impact on our net revenue and the value of our residual interests in securitization trusts. Prepayment rates are subject to a variety of economic, social, competitive and other factors, including fluctuations in interest rates, availability of alternative financings, legislative, regulatory or policy changes affecting the student loan market, the home loan market, consumer lending generally and the general economy, including changing expectations for inflation and deflation.
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
After December 31, 2021, the ICE Benchmark Administration Limited (the “IBA”), the administrator of LIBOR, ceased publishing one-week and two-month USD LIBOR, in addition to certain other non-USD tenors. The overnight and twelve-month USD LIBOR ceased publication after June 30, 2023 and the Financial Conduct Authority is permitting the publication of one-month, three-month, and six-month synthetic USD LIBOR until September 30, 2024. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

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
The market transition away from LIBOR to an alternative reference rate is complex. We have in the past and may in the future incur significant expenses in implementing replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, developing systems and analytics to successfully transition our risk management processes, and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates or the interpretation or enforcement of certain fallback language in LIBOR-based products. The replacement reference rates could also result in a reduction in our interest income, which could have an adverse impact on our value, liquidity and results of operations. We may also receive inquiries and other actions from regulators in respect to our replacement of LIBOR with alternative reference rates.
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
Our financial condition and results of operations have been and may in the future be adversely impacted by an epidemic or pandemic, including the COVID-19 pandemic.
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. For example, the COVID-19 pandemic has caused changes in consumer and student behavior, as well as economic disruptions. Although government mandates to restrict daily activities have been lifted in the U.S. and public health emergency declarations have expired and the direct and indirect effects of the COVID-19 pandemic and policies as a result of the pandemic are dissipating, there is no guarantee that there will not be a future resurgence of the COVID-19 pandemic or the outbreak of another public health crisis. For example, worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have occurred in the past and may occur in the future. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences or future epidemics or pandemics or other public health crises, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our members, other customers and partners.

SoFi Technologies, Inc.

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
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service member accounts, to provide our technology platform-as-a-service to clients and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. For example, in 2022, Galileo expanded its Galileo Payment Risk Platform jointly with DataVisor to offer its clients an updated, robust platform for fraud and risk management. In addition, we may increasingly rely on technological

SoFi Technologies, Inc.

innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member and technology platform client experience, members’ demand for our products may decrease and our growth and operations may be harmed.
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
We closed the Technisys acquisition in March 2022 and continue to integrate Technisys’ operations into our business. The success of the Technisys acquisition, including anticipated benefits and cost savings and potential additional revenue opportunities, will depend, in part, on SoFi’s ability to successfully integrate Technisys’ operations in a manner that results in various benefits, including, among other things, the development of an end-to-end vertically integrated banking technology stack to support multiple products and enable the combined company to meet the expanding needs of existing customers and serve additional established banks, fintechs and non-financial brands looking to enter financial services. The ongoing process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of SoFi’s businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of SoFi to maintain relationships with customers and employees. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of Technisys’ operations could have an adverse effect on the business, financial condition, operating results and prospects of SoFi.
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
In April 2020, we undertook our first international expansion by acquiring 8 Limited, an investment business in Hong Kong. Additionally, with the acquisition of Galileo in May 2020, we gained clients in Canada, Mexico and Colombia and, with the acquisition of Technisys in March 2022, we further expanded our operations into Latin America. We may, in the future, continue to pursue further international expansion of our business operations, either organically or through acquisitions, in new international markets where we have limited or no experience in marketing, selling and deploying our products and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
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

SoFi Technologies, Inc.

require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.
Our Technology Platform segment is also susceptible to worsening economic conditions that place financial stress on our current clients using our platform-as-a-service products and services and potential new clients interested in such services. These clients and potential clients may experience liquidity and other financial issues or strategically slowdown growth, any of which could lead them to decrease or terminate their use of our technology platform services or delay or reject implementation of new or expanded products and services. Any such actions with respect to our technology platform products and services could have an adverse impact on our business.
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
In making a decision whether to extend credit to prospective or existing members, we rely upon data to assess our ability to extend credit within our risk appetite, our debt servicing capacity, and overall risk level to determine lending exposure and loan pricing. If the decision components, rapidly deteriorating macroeconomic conditions or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made, which will negatively affect our financial results. If our credit decisioning strategy fails to adequately predict the creditworthiness of our members, including a failure to predict a member’s true credit risk profile and ability to repay their loan or credit card balance, higher than expected loss rates will impact the fair value of our loans and credit card receivables. Additionally, if any portion of the information pertaining to the prospective member is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses, including losses attributed to fraud. Furthermore, we rely on credit reporting agencies to obtain credit reports and other information we rely upon in making underwriting and pricing decisions. If one of these third parties experiences an outage, if we are unable to access the third-party data used in our decision strategy, if such data contains inaccuracies or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict credit losses inherent in our loan portfolio, which would negatively impact our results of operations, which could be material.
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
We service all of the personal loans we originate, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and our home loans that we deliver to GSEs and do not sell servicing-released, to perform certain back-up servicing functions with respect to our personal loans, and to service all of our credit cards. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
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
We perform and manage the loan origination process for all of the home loans that we originate. If we fail to properly perform these functions, our home loans business may be adversely affected.
In April 2023, we acquired Wyndham, a leading mortgage lender, expanding our home loans business. In connection with the acquisition of Wyndham, we adopted loan origination technology which facilitates performing many functions in connection with the origination of home loans, including processing, underwriting, pricing, vendor management, closing, and additional functions for loan origination that we previously outsourced to third-party providers, and we now directly manage loan underwriters and loan processors which are services previously managed by third-party providers. We are continuing to integrate Wyndham and its technology but we are new to performing and managing certain home loan fulfillment functions, and in the event that we fail for any reason to perform or manage such functions, including through negligence, willful misconduct or fraud, our ability to originate home loans will suffer and our business, cash flows and future prospects may be negatively impacted. Additionally, if we fail to perform such functions or properly manage our new resources, we may be unable to complete, or be delayed in the completion of, the origination of home loans in our pipeline and to originate new home loans, and we may not be able to promptly onboard a replacement service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms.

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
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. Through SoFi Bank, we utilize deposits as well, which offer us a lower cost source of funds, and we have the ability to access other funding sources, such as the Federal Home Loan Bank (“FHLB”) and certain brokered deposit channels established by SoFi Bank. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. For example, certain banks have faced operational difficulties in accessing the FHLB discount window and there is no guarantee that we will not face the same or similar issues. In addition, there can be no assurance that we will be able to successfully access the securitization markets at any given time, or that deposits at SoFi Bank will remain at current levels or grow, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
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

SoFi Technologies, Inc.

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
We sell and finance the loans we originate to and with third parties, including, with respect to home loans, counterparties like GSEs, and we make certain representations and warranties to those third parties in connection with the transfer of loans described below. In the ordinary course of business, we are exposed to liability under these representations and warranties made to purchasers of loans. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with the law and with our credit risk origination policy and servicing guidelines, and, in connection with transfers to GSEs, that the loans were originated in compliance with the guidelines of the relevant GSE, and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. With regard to home loans insured by the Federal Housing Administration or the United States Department of Veterans Affairs (“VA”), and to the extent that any of our home loans do not comply with Federal Housing Administration or VA guidelines, we could also face claims under the False Claims Act. In connection with our whole loan sales, we also typically covenant to repurchase any loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase loans or indemnify purchasers of loans could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may be forced to sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects. In addition, in the acquisition of Wyndham, we also acquired Wyndham's liability to its loan investors and loan insurers for mortgage loans originated by Wyndham, including repurchase obligations that might not be contingent upon the investor proving an error by Wyndham.
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
We are required to serve as a source of financial strength for SoFi Bank, which is subject to minimum capital requirements imposed by federal regulators, which means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support. In addition, maintaining adequate liquidity is crucial to our securities brokerage and our money services business (“MSB”) operations, including key functions such as transaction settlement, custody requirements and margin lending. Our broker-dealer subsidiary, SoFi Securities, is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and SoFi Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. We meet our liquidity needs primarily from working capital, deposits and cash generated by member activity, as well as from external debt and equity financing. Increases in the number of members, fluctuations in member cash or deposit balances, as well as market conditions or changes in regulatory treatment of member deposits, may affect our ability to meet our liquidity needs.
A reduction in our liquidity position could reduce our members’ confidence in us, which could result in the withdrawal of member assets, including deposits held at SoFi Bank, and loss of members, or could cause us to fail to satisfy minimum capital requirements for SoFi Bank, or broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of banking and other securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, including suspension or expulsion by the Federal Reserve, the OCC, the SEC, the Financial Industry Regulatory Authority (“FINRA”) or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of SoFi Bank or our broker-dealer or other regulated entities. Factors which may adversely affect our liquidity position include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, timing differences between digital asset transaction settlements between us and our digital asset market makers and between us and our digital asset members, fluctuations in cash held in member accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, or Federal Housing Administration or VA guidelines, other regulatory changes or a loss of market or member confidence resulting in unanticipated withdrawals of member assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility, continue to grow deposits and pursue other potential options. In addition, a reduction in our liquidity position could impair our technology platform clients’ confidence in us and our platform-as-a-service products, many of which require capital investments and ongoing platform maintenance by us, which could result in decisions by our technology platform clients to terminate or not renew their existing contracts or to not add new products to their account.
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
Our checking and savings product is expected to continue to provide us with an important source of cost-efficient funding and any failure to scale the product due to our limited experience or a competitive marketplace could have a negative impact on our business, operating results and financial condition.
We expect that checking and savings, a deposit account product, will continue to provide us with an important source of deposits to use for cost-effective funding of loan originations and other activities. However, revenue growth for checking and savings is dependent on increasing the volume of members who open an account and on growing balances in those accounts. Although checking and savings accounts have grown since its introduction in the first quarter of 2022, there is no guarantee that account openings and the amount on deposit in those accounts will continue to grow. In addition, although we have invested in a number of initiatives to attract new checking and savings account holders and capture a greater share of our members’ savings, including offering a competitive annual percentage yield on deposits and offering SoFi Plus membership benefits to deposit holders, there can be no assurance that these investments to acquire and retain members, provide differentiated features and services and spur usage of our deposit account product will be effective or cost effective. There are also no assurances that we will be able to maintain a competitive annual percentage yield on deposits, and members can easily transfer checking and savings account balances to our competitors. Further, developing our service offerings and marketing the checking and savings product in additional customer acquisition channels could have higher costs than anticipated or be less effective than anticipated, and could adversely impact our results or dilute our brand. Finally, our checking and savings product faces competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits, which may impact the success of the product. In the event we are unable to sufficiently grow the checking and savings product, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans, either of which could have a negative impact on our business, operating results and financial condition. See “Market and Interest Rate Risks — Fluctuations in interest rates could negatively affect the demand for our checking and savings product”.
Any failure to accurately capture credit risk or to execute our funding strategy for SoFi Credit Card could have a negative impact on our business, operating results and financial condition.
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
In addition, revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. We have been investing in a number of new product initiatives to

SoFi Technologies, Inc.

attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. While we have seen increases in revenue from SoFi Credit Card, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will continue to be effective, and developing our service offerings and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand.
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
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, including increased regulation as a result of the turmoil in the banking industry. These changes could adversely and materially impact us. For example, the Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, which is commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that

SoFi Technologies, Inc.

may be charged and prohibit network exclusivity for debit card transactions. SoFi Bank is required to comply with the restrictions on interchange fees that went into effect on July 1, 2023, which may negatively impact future interchange fees. In addition, changes in laws, rules, regulations and supervisory guidance and policies could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter or registration as a broker-dealer and investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
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
SoFi Bank accepts deposits and uses the proceeds as a source of funding, with our direct retail deposits becoming a larger proportion of our funding over time. Although earlier this year we launched the SoFi Insured Deposit Program, whereby funds (up to $2 million) are deposited into deposit accounts at banks which are insured by the FDIC up to the applicable limits, we continue to face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. To the extent we offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of June 30, 2023 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that we will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
Legislative and regulatory actions and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume.
Legislative and regulatory actions have had and could continue to have a significant impact on our student loan refinancing business. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the U.S. Department of Education were suspended through September 30, 2020, and this pause on student loan repayments has subsequently been extended through a series of executive actions. However, the federal student loan payment moratorium is expected to end after

SoFi Technologies, Inc.

August 30, 2023. In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, in August 2022, President Biden announced the Biden Forgiveness Program. Although the U.S. Supreme Court subsequently struck down the Biden Forgiveness Program, President Biden indicated between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to pay their student loan bills to credit agencies. In addition, on July 14, 2023, President Biden announced that $39 billion in federal student loan debt would be eliminated to remedy mistakes of loan servicers, and other student loan holders will have their loans adjusted. These legislative and regulatory actions have served, and any similar measures in the future are likely to continue to serve, as a disincentive for borrowers to refinance their federal student loans through our platform, thereby reducing our student loan refinancing origination volume and negatively impacting our revenue. While we expect we may see an increase in student loan refinancing volume with the lifting of the federal student loan moratorium, the timing and impact to our student loan refinancing product will largely depend on expectations regarding the introduction or implementation of additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors, including any further delay to entry into repayment by student loan borrowers that may result from federal student loan servicers being slow to restart servicing and from funding issues experienced by the U.S. Department of Education.
Although we continue to evaluate the ultimate impact of local, state and federal legislation, regulation and politics, guidance and actions, future legislative, regulatory and executive actions, and the ongoing impact of our own forbearance measures on our financial results, business operations and strategies, there is no guarantee that our estimates will be accurate or that any actions we take based on such estimates will be successful. Furthermore, we believe that the cost of responding to, and complying with, evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.
If we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected.
The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over certain of the student and mortgage lending activity in which we engage. To the extent such lending activity is conducted by SoFi Bank, the OCC examines SoFi Bank for compliance with CFPB rules and enforces CFPB rules with respect to SoFi Bank. To the extent such lending activity is conducted outside of SoFi Bank, the CFPB has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services, including, among other things, lenders and loan servicers that engage in unfair, deceptive or abusive acts or practices (“UDAAP”). Once SoFi Bank’s assets exceed $10 billion in value for four consecutive quarters, the CFPB will have supervisory authority over SoFi Bank. The CFPB may also seek a range of other remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Under the current Administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. For example, on January 6, 2022, the CFPB announced a new initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB has taken action to constrain “pay-to-pay” fees and has announced a rulemaking proceeding on credit card late fees. On October 26, 2022, the CFPB issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees. On February 1, 2023, the CFPB proposed a rule to curb credit card late fees, including proposing a $8 immunity provision to any missed payment. In addition, where a company has violated Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions. Increased enforcement or rules from the CFPB could increase our legal and financial compliance costs, make some activities more difficult, time-consuming and costly, and increase demand on our systems and resources.
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

SoFi Technologies, Inc.

asserted against us, any sub-servicers or collection agents we engage or other prior owners of our loans in the future. To the extent it is determined that any of our loans were not originated in accordance with all applicable laws, we may be obligated to repurchase such loan from a whole loan buyer, securitization trust or warehouse facility.
We must comply with federal, state and local consumer protection laws including, among others, the federal and state UDAAP laws, the Federal Trade Commission Act, the Truth in Lending Act, the Community Reinvestment Act (“CRA”), the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act (“ECOA”), the Fair Housing Act (“FHA”), the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act, the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Electronic Fund Transfer Act, the Gramm-Leach-Bliley Act (“GLBA”), the CARES Act and the Dodd-Frank Act. We must also comply with laws on advertising, as well as privacy laws, including the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Personal Information Protection and Electronic Documents Act, applicable laws and regulations of Hong Kong including the Personal Data (Privacy) Ordinance and the Personal Data (Privacy) (Amendment) Ordinance 2012 and the California Consumer Privacy Act (the “CCPA”). Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. laws and regulations related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations. Compliance with applicable laws is costly, and our failure to comply with applicable federal, state and local laws could lead to:
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
While we have developed and monitor policies and procedures designed to assist in compliance with laws and regulations, no assurance can be given that our compliance policies and procedures will be effective and that we will not be subject to fines and penalties, including with respect to any alleged noncompliance with the FTC Consent Order. Ambiguities in applicable statutes and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws, difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how compliance violations may be cured. We have in the past and may in the future fail to comply with applicable statutes and regulations even if acting in good faith, or because governmental bodies or courts interpret existing laws or regulations in a more restrictive manner, which have in the past and may in the future lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. In some cases, regardless of fault, it may be less time-consuming or costly to

SoFi Technologies, Inc.

settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on our business.
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
As a bank, a bank holding company and a financial services company operating in the banking and securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to developing our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history in many of the products we offer, our evolving business and our rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures that serve to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophic occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations.

SoFi Technologies, Inc.

We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Additionally, the regulatory landscape involving digital assets is constantly evolving and the Company, including SoFi Digital Assets, LLC, may be subject to loss of revenue, fines, penalties or loss of regulatory licenses if the Federal Reserve, the SEC or any other regulators issue new regulations or interpretive guidance related to digital assets that prohibit any of our current business practices. The risk of transacting in digital assets is substantially heightened in the current environment due to increased federal and state regulatory and enforcement scrutiny after the collapse of various digital asset businesses.
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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that regulate certain such communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of some of these federal laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Florida and several other states also have mini-TCPA and other similar consumer protection laws regulating certain telemarketing directed to their residents. These federal and state laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. As currently construed, the TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary statutory damages of $500 for each call or text made in violation of the statute. A court may treble the $500 amount upon a finding of a willful or knowing violation. There is no statutory cap on maximum aggregate exposure for TCPA violations (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). Like the TCPA, several mini-TCPA and other similar state laws also provide for a private right of action under which a plaintiff may recover statutory damages of $500 or more for each violative call or text and enhanced statutory if the violation is knowing or willful. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we may be subject to putative class action suits alleging violations of the TCPA, and state mini-TCPA and other similar state laws. If in the future we are found to have violated any federal or state law regulating telemarketing, the amount of damages and potential liability could be extensive and adversely impact our business.
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
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, the SEC proposed Regulation Best Execution, along with other proposals related to equity market structure, in December 2022. If adopted as proposed, Regulation Best Execution and other recent proposals would substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). While the SEC compliance date for T+1 is not until May 2024, this change will require technological, operational, and compliance adjustments across the industry that are likely to be time consuming and costly for all market participants. In March 2023, the SEC proposed multiple rules related to privacy and cyber security. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC also proposed amendments to existing Regulation SID and proposed new cybersecurity risk management rules, parts of which would require broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and notify certain customers when cyber incidents occur. Additionally, in April 2023, the SEC re-proposed amendments to Regulation ATS and Exchange Act Rule 3b-16, including to essentially amend what it means to be an “exchange,” and in doing so made clear that the proposal applied to all crypto assets that are securities. Pending final adoption of the proposed rule, it is possible that we would need to obtain additional regulatory permission to conduct our business. The time and cost of obtaining such permission could be significant, and is not guaranteed. Further, we may need to pause or alter certain aspects of our business until such permission is obtained. Compliance with each of these rules, when and if required, would impose additional costs on our business. To the extent such proposals affect the equity market structure more broadly, our ability to generate revenue may be impaired. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame.
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

SoFi Technologies, Inc.

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
The Investment Advisers operate in a highly regulated environment and are subject to, among other things, the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to their relationships with our members who are their advisory clients, as well as the funds managed by the Investment Advisers. These provisions and duties also impose certain restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our Investment Advisers are also subject to other requirements under the Advisers Act and related regulations. These additional requirements relate to matters including, among others, maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. Further, in 2022 and 2023, the SEC proposed numerous amendments to the Advisers Act rules, which are likely to present a number of additional significant and burdensome compliance challenges for registered investment advisers. In addition, our Investment Advisers have been in the past, and will be in the future, subject to SEC examination. Moreover, the Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part II, Item 1. “Legal Proceedings”.
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

SoFi Technologies, Inc.

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
In addition to the broker-dealer proposals described above under “Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete”, a substantial number of proposed rules for investment advisers are pending and may be adopted this year. These proposals cover material regulatory topics, including: (i) environmental, social, and governance issues for investment advisers and registered investment companies; (ii) amendments to SEC Form PF to require that additional information be reported by certain investment advisers; (iii) outsourcing by investment advisers; and (iv) safeguarding and custody of client assets. If enacted, compliance with each of these proposed rules would impose additional costs on our business. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame.
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

SoFi Technologies, Inc.

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
Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network (“FinCEN”), the Commodity Futures Trading Commission, (the “CFTC”), the Internal Revenue Service (the “IRS”), and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements, pursued cases against businesses in the digital assets space or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating digital assets as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little or incomplete official guidance regarding the treatment of digital assets.
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
Recently, the SEC has brought high profile enforcement actions against companies that intermediate transactions in digital assets. In March 2023, the Staff of the SEC advised Coinbase Global, Inc. through a “Wells Notice” that it had made a “preliminary determination” to recommend that the SEC file an enforcement action against Coinbase Global, Inc. and Coinbase, Inc. (collectively, “Coinbase”) alleging violations of the federal securities laws, including the Exchange Act and the Securities Act, relating to aspects of Coinbase’s spot market, staking service Coinbase Earn, Coinbase Prime and Coinbase Wallet. In June 2023, the SEC filed lawsuits against cryptocurrency exchanges Coinbase and Binance Holdings Limited and its affiliate BAM

SoFi Technologies, Inc.

Trading Services Inc. (collectively, “Binance”). The SEC alleges, among other allegations, that Coinbase operated its crypto trading platform as an unregistered national securities exchange, broker and clearing agency and for its failure to register the offer and sale of its crypto asset staking-as-a-service program. The SEC alleges that Binance were operating unregistered national exchanges, broker-dealers and clearing agencies and the unregistered offer and sale of crypto assets. While we currently do not offer crypto lending or crypto staking services, any substantial action, settlement, or related investigation by regulators can lead to adverse impressions of the crypto industry generally or significantly affect the actual or perceived value of cryptocurrencies that we currently support on our platform.
Foreign, federal, state and local regulators revisit and update their laws and policies, and can be expected to continue to do so in the future. We expect additional laws, guidance and policies to be issued by regulators. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or member assets, the FTX collapse and the collapse of other crypto asset market participants has caused increased focus on the cryptocurrency industry and U.S. and foreign regulators are highly likely to adopt new regulatory requirements in response to the collapse. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation, may impose significant costs or restrictions on our ability to conduct business, significantly affect or change the manner in which we currently conduct some aspects of our business or impact our business in unforeseeable ways. Regulatory guidance around issues like the security status of digital assets has been unclear, and regulatory action in this area could further add to this uncertainty. On July 21, 2022, the SEC announced insider trading charges against individuals transacting in digital assets and, as part of the complaint, the SEC alleged certain digital assets were securities. If the SEC alleges that any assets we offer are securities, we could face potential regulatory action. If we need to limit the types of digital assets we offer or if we are unable to successfully comply with new regulations, our business or revenue may suffer.
We may also face regulatory action or penalties. The SEC and FINRA have increased the focus and pace of investigations and enforcement actions related to what the SEC calls crypto asset securities. For example, as noted above, the SEC Chair Gary Gensler indicated in an October 2022 speech that he believed the vast majority of crypto tokens are securities and that many crypto intermediaries are transacting in securities and have to register with the SEC. In a June 8, 2023 speech, Chairman Gensler stated “[g]iven that most crypto tokens are subject to the securities laws, it follows that most crypto intermediaries have to comply with securities laws as well.” In November 2022, FINRA conducted a targeted exam of broker-dealer practices regarding retail communications concerning crypto asset products and services. In December 2022, the SEC issued a sample comment letter regarding developments in the crypto asset markets. The SEC and state regulators have alleged in actions against other companies that certain digital assets are “securities,” some of which are or were tradeable on our platform. U.S. Courts have not yet confirmed the status of each such digital asset, but in a July 13, 2023 federal district court decision, a district court judge held that sales of cryptocurrency XRP both were and were not sales of securities, depending on the underlying facts and circumstances of how the various sales were conducted. Despite our best efforts to operate our digital asset business in a compliant manner, if in the future we are found to have violated any federal or state securities laws or regulations, the amount of damages and potential liability could be extensive and adversely impact our business. The time and cost involved in defending ourselves against such charges would similarly be significant and draw resources away from other areas of our business.
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
Even if we do not face regulatory action or penalties, we have in the past and may in the future face heightened scrutiny due to our cryptocurrency offerings. Although our cryptocurrency assets are held by third party custodians, we believe recent bankruptcies and financial distress among crypto asset market participants has led and may continue to lead to greater scrutiny of our cryptocurrency related services and could result in reputational harm. For example, on November 21, 2022, we received a letter from Senators on the Committee on Banking, Housing, and Urban Affairs regarding the activities of our digital asset exchange, SoFi Digital Assets, LLC. The letter inquired about certain crypto-related activities and concluded with various questions and requests to which we subsequently responded. While we believe our practices are consistent with applicable law and our commitment to our federal regulators, if we are not considered to be in compliance or we receive increased attention regarding SoFi Digital Assets, LLC, our reputation or business may be perceived differently by our members and our business may be harmed. In addition, in the future we may be subject to the risk of additional inquiries, legal proceedings and government investigations due to the public’s and regulators’ focus on the cryptocurrency industry.

SoFi Technologies, Inc.

States may require licenses and apply other requirements related to blockchain technologies and digital assets.
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
Other states may adopt similar statutes and regulations which will require us to obtain a license to conduct digital asset activities. In July 2020, Louisiana adopted the Virtual Currency Business Act, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, and in December 2021, the Louisiana Office of Financial Institutions issued guidance establishing how it will license and regulate virtual currency businesses under the act. In addition, a California federal court recently held that all governance token holders can be held responsible for any losses suffered in a security incident involving a Distribute Autonomous Organization or “DAO.” The SEC has also proposed amendments to its definition of “exchange” under SEC Rule 3b-16 that could treat “significant holders of governance or other tokens” responsible if a DeFi platform associated with such tokens fails to appropriately register with the SEC. While we are not a party to the California claim, and the SEC’s proposal has not yet been adopted, governance tokens currently are tradable on our platform. Other states, such as Florida and Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to include virtual currencies into existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities. SoFi Digital Assets, LLC is licensed as a money transmitter or the equivalent in most states and the District of Columbia, but may be required to obtain additional licenses in light of evolving regulation of virtual currency businesses.
It is likely that, as blockchain technologies and the use of virtual currencies continues to grow, additional states will take steps to monitor the developing industry and perhaps require us to obtain additional licenses in connection with our virtual currency activity. For example, on May 5, 2023, the Attorney General for the State of New York proposed the Crypto Regulation, Protection, Transparency, and Oversight (CRPTO) Act. New York’s CRPTO Act would require, among other things, independent public audits of cryptocurrency exchanges and measures to prevent individuals from owning related companies, such as brokerages, tokens, and investment advisers, to mitigate potential conflicts of interest, and place further restrictions on the activities of crypto brokers. The CRPTO Act is one example of a regulation that, if adopted, could change the way brokers and the blockchain and virtual currency industries do business and could impose additional costs and other potentially adverse impacts on our business.
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
The obligations associated with our custodial arrangements, including to take measures to safeguard digital assets, involve unique risks and uncertainties. While other types of assets held in a similar manner have been deemed not to be part of the asset custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet settled on the appropriate treatment of custodial holdings of digital assets. We hold our members’ digital assets through two third-party custodians. Although we intend to structure our arrangements with third-party custodians in a manner that would not deem the assets to be the property of the custodian, there is no guarantee that a court would not consider such assets as part of the custodian’s bankruptcy estate. As there is a lack of legal precedent in this area and as the outcome of any claim could be very fact-dependent, such an event could delay or preclude the return of digital assets to our members. In addition, as some digital asset providers and service providers curtail their crypto-related activities, a loss of potential custodians and other service providers may result which would make it difficult for us to continue offering digital asset products and services. These and other risks could adversely impact our digital assets product offering, our reputation and harm our business.

SoFi Technologies, Inc.

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
We conduct our business operations through subsidiaries and may in the future rely on dividends from our subsidiaries for a substantial amount of our cash flows.
We may in the future depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including any debt obligations we may incur. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including SoFi Securities and SoFi Bank. In addition, certain of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including any debt obligations we may incur and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us. Certain rules and regulations of the SEC and FINRA may limit the extent to which our broker-dealer subsidiaries may distribute capital to us. For example, under FINRA rules applicable to SoFi Securities, a dividend in excess of 10% of a member firm’s excess net capital may not be paid without FINRA’s prior written approval. In addition, the OCC has the authority to use its enforcement powers to prohibit a

SoFi Technologies, Inc.

bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. Compliance with these rules may impede our ability to receive dividends, distributions and other payments from SoFi Securities and SoFi Bank.
We have in the past, continue to be, and may in the future be subject to inquiries, exams, pending investigations, or enforcement matters.
The financial services industry is subject to extensive regulation and oversight under federal, state, and applicable international laws. From time to time, in the normal course of business, we have received and may receive or be subject to inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, SEC, the Federal Reserve, the OCC, the FDIC, the FHFA, the VA, the state attorneys general, state financial regulatory agencies, other state or federal agencies and SROs like FINRA. We also have in the past and may in the future receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have previously determined that we are not required to obtain such a license or be registered with the state. In addition, we have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the OCC, SEC, FINRA, the CFPB or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us.
Any such inquiries, investigations, lawsuits, arbitrations, administrative claims or other inquiries have in the past and could in the future involve substantial time and expense to analyze and respond to, divert management’s attention and other resources from running our business, and lead to fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could have a material adverse effect on our business, financial condition or results of operations.
Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional laws or regulations that could impact our broker-dealer business and require us to make significant changes to our business model and practices, and could result in significant costs to our business or loss of current revenue streams.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the “UK GDPR”. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Noncompliance with the UK GDPR may result in significant monetary penalties. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and SROs, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which has in the past and could in the future subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also has and could in the future cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities. See “If we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected” for a discussion of the FTC Consent Order.
In addition, a number of participants in the financial services industry have been the subject of: putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices; violations of state licensing and lending laws, including state usury laws; actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. For example, we entered into a settlement agreement on April 18, 2022 related to a putative class action in which it was alleged that we engaged in unlawful lending discrimination through policies and practices by making applicants who are conditional permanent residents or DACA holders ineligible for loans or eligible only with a co-signer who is U.S. citizen or lawful permanent resident. We made an aggregate payment to the class and the class counsel in an immaterial amount. In addition, as a financial services company, errors in performing settlement functions, including clerical, technological and other errors related to the handling of funds and securities could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liabilities in related lawsuits and proceedings brought by transaction counterparties and others.
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

SoFi Technologies, Inc.

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
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, who have significant experience in the financial services and technology industries, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are usually in high demand even in an uncertain economy, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all, and our other employees may be required to take on additional responsibilities. For example, between September and October 2022, two Executive Vice Presidents and Group Business Unit Leaders resigned from their positions and their responsibilities were assumed by our other officers. Furthermore, many candidates evaluate year over year stock growth trends for a sense of the potential long-term value of their proposed stock awards, or have recently begun to discount the value of growth stocks on the whole. The volatility of the market price of our common stock could harm our ability to attract and retain talent. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
The job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce.
Competition for our employees, including highly skilled technology and product professionals responsible for the design, engineering and operation of systems, is competitive, which can present a risk as we compete for experienced candidates, especially if the competition is able to offer more attractive financial terms of employment. This risk extends to our current employee population. We also invest significant time and expense in engaging and developing our employees, which also increases their value to other companies that may seek to recruit them. Turnover can result in significant replacement costs and lost productivity. See also “We transitioned to a flexible-first workforce model, which could subject us to increased business continuity and cyber risks, as well as other operational challenges and risks that could significantly harm our business and operations” for more information on the impact of a flexible workforce model on corporate culture and employee retention.
In addition, U.S. immigration policy has made it more difficult for qualified foreign nationals to obtain or maintain work visas under the H-1B classification. These H-1B visa limitations make it more difficult and/or more expensive for us to

SoFi Technologies, Inc.

hire the skilled professionals we need to execute our growth strategy, especially engineering, data analytics and risk management personnel, and may adversely impact our business.
We transitioned to a flexible-first workforce model, which could subject us to increased business continuity and cyber risks, as well as other operational challenges and risks that could significantly harm our business and operations.
We now offer most of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. Coming into the office remains mostly voluntary, unless a person’s role requires them to be on site to do their job. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. While most of our operations can be performed remotely and we believe have operated effectively, there is no guarantee that this will continue or that we will continue to be as effective while operating a flexible-first workforce model because our team is dispersed.
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
Our business is subject to the risks of natural disasters, power outages, telecommunications failures and similar events, including public health crises, and to interruptions by human-made problems such as terrorism, cyberattacks, and other actions, which may impact the demand for our products or our members’ ability to repay their loans.
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

SoFi Technologies, Inc.

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
The annual internal control assessment required by Section 404 of Sarbanes-Oxley has diverted, and may in the future divert, internal resources and we have and may experience higher operating expenses, higher independent auditor and consulting fees in the future. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any new or revised accounting rules in the future, as necessary, we have, and may in the future further, work to upgrade SoFi’s legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business. For example, our continuing growth and expansion in globally dispersed markets, such as our acquisition of Technisys, has placed and may in the future place significant additional pressure on our system of internal control over financial reporting, as acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at companies we acquire. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in its financial reporting, which could negatively impact the price of our securities.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special

SoFi Technologies, Inc.

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
We adjust our total number of members in the event a member is removed in accordance with our terms of service. This could occur for a variety of reasons—including fraud or pursuant to certain legal processes or if a member requests that we close their account in accordance with our terms of service—and, as our terms of service evolve together with our business practices, product offerings and applicable regulations, additional grounds for removing members from our total member count could occur. The determination that a member should be removed in accordance with our terms of service is subject to an evaluation process, following the completion, and based on the results, of which, relevant members and their associated products are removed from our total member count. However, depending on the length of the evaluation process, that removal may not take place in the same period in which the member was added to our member count or the same period in which the circumstances leading to their removal occurred. For this reason, our total member count in any one period may not yet reflect such adjustments. In any given period, we estimate that up to 10% of our members may be under evaluation for removal in accordance with our terms of service, however we cannot assure you that this percentage in any period will not be more significant.
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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management intends to continue to devote substantial time to new compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and we expect will continue to devote a substantial amount of time to these compliance initiatives. Furthermore, new rules and regulations or changes to existing rules and regulations in the future may increase our legal and financial compliance costs and make some activities more time-consuming and costly, which would increase our net loss for the foreseeable future. The impact of these requirements could

SoFi Technologies, Inc.

also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, its board committees or as executive officers.
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
Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. We believe operational risk is one of the most prevalent forms of risk in our risk profile. We strive to manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.
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

SoFi Technologies, Inc.

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
Risk, including but not limited to the risks outlined above, is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
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
In addition, operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, and our ability to attract and retain members and enterprise partnerships, and macroeconomic risks, while generating sustained revenues through the Financial Services Productivity Loop. Additionally, our business may be affected by reductions in consumer borrowing, spending and investing, consumer deposits or investment by technology platform clients from time to time as a result of a number of factors, including the state of the overall economy, which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause our stock price to decline and investors to lose confidence in us.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.
From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. On July 31, 2023, we provided guidance for the second half and full year 2023. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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

SoFi Technologies, Inc.

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
It is possible that we may not be able to anticipate or prevent all security breaches even if we have implemented the required preventive measures, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed. Although we devote significant resources and management focus to work to ensure the integrity of our systems through information/cybersecurity and business continuity programs, our facilities and systems, and those of third-party service providers, might be targeted by external or internal threats, security breaches, acts of vandalism, including other intentional acts by employees or third-party service providers that we are unable to predict and protect against or that compromise our security systems, computer viruses, misplaced or lost data, programming or human errors, and other similar events. In addition, the digital nature of our platform may make it lucrative for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.
We and third-party service providers have experienced such attempts in the past and expect to continue to experience them in the future. Security breaches could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite the required investment in security controls. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with the war in Ukraine. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
Cybersecurity risks in the financial services industry have increased, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security breaches involving the theft of non-public and confidential information, hackers have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but there are no assurances that these mechanisms will be effective and early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. Despite our investments in detection strategy and 24/7/365 security operations center, we also may fail to detect the existence of a security breach related to the information of our members.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our members or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. Because each loan that we originate involves, in part, our proprietary automated underwriting process, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential members, which could negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our members. Additionally, if hackers were able to access our secure files, they might be able to gain access to the personal information of our members. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of members, all of which may negatively affect our business. In addition, there have in the past been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.

SoFi Technologies, Inc.

The collection, processing, use, storage, sharing and transmission of personal data could give rise to liabilities as a result of federal, state and international laws and regulations, as well as our failure to adhere to the privacy and data security practices that we articulate to our members.
We collect, process, store, use, share and/or transmit a large volume of personal information and other non-public data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of personal information and non-public data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA granted additional consumer rights with respect to data privacy in California. The CCPA was amended by a California ballot initiative, the California Privacy Rights Act (“CPRA”), in November 2020. The CCPA amendments, including expanded rights for consumers and obligations for businesses, went into effect on January 1, 2023. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The amended CCPA also created a new state agency, the California Privacy Protection Agency (“CPPA”), and vested it with full administrative power, authority and jurisdiction to implement and enforce the CCPA. Generally, personal information that we process is subject to GLBA and thereby exempt from CCPA coverage. However, the CCPA regulates other personal information that we collect and process in connection with the business. While we have made modifications to our data collection and processing practices and policies to comply with the CCPA and CPRA, we cannot predict their impact on our business, operations or financial condition. The effects of the CCPA and the CPRA are potentially significant and may require us to further modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Additionally, our broker-dealer and investment adviser are subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights. The SEC proposed multiple rules related to privacy and cyber security in March 2023. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC also proposed amendments to existing Regulation SID and proposed new cybersecurity risk management rules, parts of which would require broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and notify certain customers when cyber incidents occur.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), various Latin American (LATAM) privacy laws such as Brazil’s Lei Geral de Proteção de Dados Pessoais (LGPD) and Argentina’s Ley de Protección de los Datos Personales (PDPA) impose strict requirements for the processing of personal data of individuals located, respectively, within the European Economic Area (EEA), the United Kingdom (UK) and LATAM region. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros or 4% of the annual global revenue of the company, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Certain jurisdictions, such as the EU, Switzerland, the UK and LATAM have enacted cross-border personal data transfers laws regulating personal data flows to third countries. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, laws in Switzerland, the UK and LATAM similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere.

SoFi Technologies, Inc.

Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
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
Our ability to deliver products and services to our members and clients, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party service providers. Our computer systems and third-party providers may encounter service interruptions at any time due to system or software failure or errors, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyberattacks or other events. Further, employee misconfiguration or resources or misdirected communications could lead to security incidents. Any such events could have a negative effect on our business and technology infrastructure (including our computer network systems), which could lead to member dissatisfaction or long-term disruption of our operations.
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
The implementation of technology changes and upgrades to maintain current and integration of new systems may cause service interruptions, transaction processing errors or system conversion delays and may cause us to fail to comply with applicable laws, all of which could have a material adverse effect on our business. We have made and expect to continue to make substantial and increasing investments in “observability”, or the monitoring of our systems, but limitations or failures in those systems may exacerbate other problems by preventing us from anticipating or quickly detecting issues. In addition, our ability to monitor third party services and service providers is limited, and so our ability to anticipate, detect, and remediate anomalies in those services is also more limited when compared to our internal systems monitoring. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles and mission. Errors or breakdowns in our machine learning systems could also result in damage to our reputation, loss of members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
We expect that new technologies and business processes applicable to the financial services industry will continue to emerge and that these new technologies and business processes may be better than those we currently use. There is no

SoFi Technologies, Inc.

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
•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of recessions, interest rates, inflation, consumer confidence and spending, public perception of the financial services industry, availability of loans and liquidity in the capital markets, local and national elections, corruption, political instability and acts of war or terrorism, including the war in Ukraine.
These market and industry factors, as well as others, may materially reduce the market price of our common stock regardless of our operating performance.
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
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, as they have done in the past, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly. In addition, analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these research analysts. In addition, if the market for technology stocks or

SoFi Technologies, Inc.

financial services stocks or the broader stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit No.	Description

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.
(Registrant)

Date:	August 8, 2023	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer