Form 10-Q
period 2023-09-30
SoFi Technologies, Inc.
filed 2023-11-08
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 31, 2023 was 958,742,717 shares.

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
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as elevated and fluctuating interest rates, inflationary pressures, counterparty risk, changing customer demand, capital markets volatility, instability in the financial services industry, a potential U.S. government shutdown, the possibility of a recession, and domestic or international conflicts or disputes;

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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,813,876	$1,421,907
Restricted cash and restricted cash equivalents	483,141	424,395
Investment securities (includes available-for-sale securities of $486,091 and $195,438 at fair value with associated amortized cost of $486,999 and $203,418, as of September 30, 2023 and December 31, 2022, respectively)	579,738	396,769
Loans held for sale, at fair value	20,993,836	13,557,074
Loans held for investment (less allowance for credit losses on loans at amortized cost of $51,923 and $40,788, as of September 30, 2023 and December 31, 2022, respectively)	361,248	307,957
Servicing rights	142,654	149,854
Property, equipment and software	201,931	170,104
Goodwill	1,393,505	1,622,991
Intangible assets	387,307	442,155
Operating lease right-of-use assets	93,379	97,135
Other assets (less allowance for credit losses of $1,581 and $2,785, as of September 30, 2023 and December 31, 2022, respectively)	526,538	417,334
Total assets	$27,977,153	$19,007,675
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$15,607,349	$7,265,792
Noninterest-bearing deposits	64,624	76,504
Total deposits	15,671,973	7,342,296
Accounts payable, accruals and other liabilities	566,477	516,215
Operating lease liabilities	113,361	117,758
Debt	6,241,386	5,485,882
Residual interests classified as debt	10,194	17,048
Total liabilities	22,603,391	13,479,199
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; 3,234,000 and 3,234,000 shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 957,860,430 and 933,896,120 shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively(2)	95	93
Additional paid-in capital	6,904,869	6,719,826
Accumulated other comprehensive income (loss)	600	(8,296)
Accumulated deficit	(1,852,176)	(1,503,521)
Total permanent equity	5,053,388	5,208,102
Total liabilities, temporary equity and permanent equity	$27,977,153	$19,007,675
______________
(1)Redemption amount is $323,400 as of September 30, 2023 and December 31, 2022.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of September 30, 2023 and December 31, 2022. See Note 10. Equity for additional information.

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

	September 30, 2023	December 31, 2022
Assets
Restricted cash and restricted cash equivalents	$63,260	$68,151
Loans held for sale, at fair value	894,073	931,701
Total assets	$957,333	$999,852
Liabilities
Accounts payable, accruals and other liabilities	$1,458	$3,053
Debt	619,574	771,454
Residual interests classified as debt	10,194	17,048
Total liabilities	$631,226	$791,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Loans	$537,947	$191,525	$1,337,476	$451,247
Securitizations	1,980	2,633	7,693	7,958
Other	24,343	3,881	60,661	6,758
Total interest income	564,270	198,039	1,405,830	465,963
Interest expense
Securitizations and warehouses	63,847	20,653	181,231	59,158
Deposits	145,563	14,149	325,208	19,123
Corporate borrowings	9,784	5,270	26,951	11,369
Other	113	117	341	801
Total interest expense	219,307	40,189	533,731	90,451
Net interest income	344,963	157,850	872,099	375,512
Noninterest income
Loan origination and sales	81,683	163,697	311,258	465,815
Securitizations	(6,298)	(8,772)	(22,375)	(31,790)
Servicing	8,009	7,296	29,803	30,003
Technology products and solutions	81,856	82,035	236,946	223,562
Other	26,996	21,879	79,654	53,754
Total noninterest income	192,246	266,135	635,286	741,344
Total net revenue	537,209	423,985	1,507,385	1,116,856
Noninterest expense
Technology and product development	125,698	110,702	369,602	291,976
Sales and marketing	186,719	162,129	544,695	444,121
Cost of operations	98,258	83,083	276,051	232,611
General and administrative	124,457	126,199	379,326	388,533
Goodwill impairment	247,174	—	247,174	—
Provision for credit losses	21,831	16,323	42,853	39,387
Total noninterest expense	804,137	498,436	1,859,701	1,396,628
Loss before income taxes	(266,928)	(74,451)	(352,316)	(279,772)
Income tax benefit (expense)	244	242	3,661	(629)
Net loss	$(266,684)	$(74,209)	$(348,655)	$(280,401)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net	5,616	(1,914)	8,694	(8,360)
Foreign currency translation adjustments, net	103	325	202	231
Total other comprehensive income (loss)	5,719	(1,589)	8,896	(8,129)
Comprehensive loss	$(260,965)	$(75,798)	$(339,759)	$(288,530)
Loss per share (Note 16)
Loss per share – basic	$(0.29)	$(0.09)	$(0.40)	$(0.35)
Loss per share – diluted	$(0.29)	$(0.09)	$(0.40)	$(0.35)
Weighted average common stock outstanding – basic	951,183,107	916,762,973	939,070,185	893,455,206
Weighted average common stock outstanding – diluted	951,183,107	916,762,973	939,070,185	893,455,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at June 30, 2023	948,912,761	$94	$6,848,178	$(5,119)	$(1,585,492)	$5,257,661	3,234,000	$320,374
Share-based compensation expense	—	—	70,065	—	—	70,065	—	—
Vesting of RSUs	8,921,924	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(469,874)	—	(3,614)	—	—	(3,614)	—	—
Exercise of common stock options	495,619	—	430	—	—	430	—	—
Redeemable preferred stock dividends	—	—	(10,189)	—	—	(10,189)	—	—
Net loss	—	—	—	—	(266,684)	(266,684)	—	—
Other comprehensive income, net of taxes	—	—	—	5,719	—	5,719	—	—
Balance at September 30, 2023	957,860,430	$95	$6,904,869	$600	$(1,852,176)	$5,053,388	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2023	933,896,120	$93	$6,719,826	$(8,296)	$(1,503,521)	$5,208,102	3,234,000	$320,374
Share-based compensation expense	—	—	224,926	—	—	224,926	—	—
Vesting of RSUs	24,621,235	2	(2)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,396,562)	—	(10,660)	—	—	(10,660)	—	—
Exercise of common stock options	747,930	—	1,015	—	—	1,015	—	—
Common stock retired	(8,293)	—	—	—	—	—	—	—
Redeemable preferred stock dividends	—	—	(30,236)	—	—	(30,236)	—	—
Net loss	—	—	—	—	(348,655)	(348,655)	—	—
Other comprehensive income, net of taxes	—	—	—	8,896	—	8,896	—	—
Balance at September 30, 2023	957,860,430	$95	$6,904,869	$600	$(1,852,176)	$5,053,388	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at June 30, 2022	922,103,100	$92	$6,583,405	$(8,011)	$(1,389,306)	$5,186,180	3,234,000	$320,374
Share-based compensation expense	—	—	83,676	—	—	83,676	—	—
Vesting of RSUs	5,434,536	—	—	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(270,487)	—	(1,630)	—	—	(1,630)	—	—
Exercise of common stock options	234,622	—	429	—	—	429	—	—
Issuance of common stock in acquisition	(155,794)	—	(1,665)	—	—	(1,665)	—	—
Redeemable preferred stock dividends	—	—	(10,189)	—	—	(10,189)	—	—
Net loss	—	—	—	—	(74,209)	(74,209)	—	—
Other comprehensive loss, net of taxes	—	—	—	(1,589)	—	(1,589)	—	—
Balance at September 30, 2022	927,345,977	$92	$6,654,026	$(9,600)	$(1,463,515)	$5,181,003	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	828,154,462	$83	$5,561,831	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
Share-based compensation expense	—	—	251,195	—	—	251,195	—	—
Vesting of RSUs	16,746,634	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(932,949)	—	(7,476)	—	—	(7,476)	—	—
Exercise of common stock options	1,677,512	—	2,489	—	—	2,489	—	—
Issuance of common stock in acquisition	81,700,318	8	873,369	—	—	873,377	—	—
Vested awards assumed in acquisition	—	—	2,855	—	—	2,855	—	—
Redeemable preferred stock dividends	—	—	(30,236)	—	—	(30,236)	—	—
Net loss	—	—	—	—	(280,401)	(280,401)	—	—
Other comprehensive loss, net of taxes	—	—	—	(8,129)	—	(8,129)	—	—
Balance at September 30, 2022	927,345,977	$92	$6,654,026	$(9,600)	$(1,463,515)	$5,181,003	3,234,000	$320,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(348,655)	$(280,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	202,109	235,018
Depreciation and amortization	147,967	109,007
Goodwill impairment	247,174	—
Deferred debt issuance and discount expense	15,049	12,106
Provision for credit losses	42,853	39,387
Deferred income taxes	(6,333)	(4,420)
Fair value changes in residual interests classified as debt	414	7,078
Fair value changes in securitization investments	1,067	13,256
Other	(2,613)	11,635
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(7,315,543)	(4,971,084)
Servicing assets	6,210	(179)
Other assets	15,052	(36,691)
Accounts payable, accruals and other liabilities	16,051	28,265
Net cash used in operating activities	$(6,979,198)	$(4,837,023)
Investing activities
Purchases of property, equipment and software	$(77,115)	$(70,460)
Capitalized software development costs	(7,429)	(5,516)
Purchases of available-for-sale investments	(634,020)	(44,974)
Proceeds from sales of available-for-sale investments	265,634	23,497
Proceeds from maturities and paydowns of available-for-sale investments	87,463	14,327
Changes in loans held for investment, net	(97,105)	(130,100)
Proceeds from securitization investments	101,292	99,760
Proceeds from non-securitization investments	3,163	—
Purchases of non-securitization investments	(45,917)	—
Acquisition of businesses, net of cash acquired	(72,301)	58,540
Net cash used in investing activities	$(476,335)	$(54,926)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Financing activities
Net change in deposits	$8,296,657	$4,859,240
Net change in debt facilities	902,777	821,096
Proceeds from other debt issuances	339,995	—
Repayment of other debt	(595,233)	(266,148)
Payment of debt issuance costs	(8,078)	(4,076)
Taxes paid related to net share settlement of share-based awards	(10,660)	(7,476)
Proceeds from stock option exercises	1,015	2,489
Payment of redeemable preferred stock dividends	(20,047)	(20,047)
Finance lease principal payments	(380)	(364)
Net cash provided by financing activities	$8,906,046	$5,384,714
Effect of exchange rates on cash and cash equivalents	202	231
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,450,715	$492,996
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,846,302	768,437
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,297,017	$1,261,433

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,813,876	$935,159
Restricted cash and restricted cash equivalents	483,141	326,274
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,297,017	$1,261,433

Supplemental non-cash investing and financing activities
Derecognition of securitization investments	$5,325	$—
Loans held for investment received in acquisition	—	84,485
Available-for-sale securities received in acquisition	—	10,014
Deconsolidation of securitization and residual debt	92,914	—
Deposits credited but not yet received in cash	81,116	14,374
Share-based compensation capitalized related to internally-developed software	22,817	16,177
Deposits assumed in acquisition	—	158,016

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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on March 1, 2023 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Restructuring
During the nine months ended September 30, 2023, we recognized restructuring charges of $4,953 within noninterest expense in the condensed consolidated statements of operations and comprehensive loss associated with a small reduction in headcount in the Technology Platform segment in the first quarter of 2023, which primarily included employee-related wages, benefits and severance.

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
Acquisition of Technisys S.A.
During the nine months ended September 30, 2023, we made payments of $17,946 related to settlements of vested employee performance awards, which was a component of the purchase consideration in the Technisys Merger. There were 6,305,595 shares issued in the acquisition that were held in escrow. During the second quarter of 2023, we released 6,244,450 of the escrow shares. The remaining 61,145 shares continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi.
Acquisition of Golden Pacific Bancorp, Inc.
As of September 30, 2023, a portion of the total cash purchase consideration ($3.3 million) related to our acquisition of Golden Pacific remained held back, representing an amount payable to a dissenting Golden Pacific shareholder pending resolution of the shareholder’s dissenter’s rights appraisal claim, which could possibly result in a lower or higher amount paid to the dissenting shareholder once a ruling is made regarding the appraisal claim.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Goodwill and Intangible Assets
A rollforward of our goodwill balance is presented below:

Nine Months Ended September 30,
2023
Beginning balance	$1,622,991
Less: accumulated impairment	—
Beginning balance, net	1,622,991
Additional goodwill recognized(1)	17,688
Goodwill impairment(2)	(247,174)
Ending balance(3)	$1,393,505
_____________________
(1) Related to the acquisition of Wyndham, which is attributable to our Lending reportable segment.
(2) During the three and nine months ended September 30, 2023, we recognized goodwill impairment losses related to our Technology Platform reportable segment, which were reported within noninterest expense—goodwill impairment in the condensed consolidated statements of operations and comprehensive loss. These goodwill impairment losses represent non-cash charges and did not affect our liquidity position or regulatory capital ratios.
(3) As of September 30, 2023, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively.
An impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value. During the third quarter of 2023, the Technology Platform segment continued to experience slower growth rates than expected at the time of acquisition due to: (i) the uncertain macroeconomic environment, which has continued to impact customer spend volume, and (ii) continued longer sales cycles as a result of our shift in strategy to focus on diversified durable growth driven by potential new partners with scaled customer bases and interest in multiple Technology Platform products. These factors constituted a triggering event for goodwill testing purposes. As a result, we performed an interim quantitative test on the Galileo and Technisys reporting units to determine the existence and magnitude of potential goodwill impairment. We determined it was not necessary to perform an interim goodwill impairment test for our other reporting units.
Management calculated the fair value amount of the Galileo and Technisys reporting units using a combination of a discounted cash flow (“DCF”) calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The discount rates used for the Galileo and Technisys reporting units in our interim quantitative assessment were 14.0% and 23.5%, respectively. The higher discount rate at Technisys was primarily driven by macroeconomic factors in Latin America, specifically the highly inflationary economic environment in Argentina. We applied a terminal year long-term growth rate of 3.5% to both reporting units, which is consistent with rates used in previous assessments of the reporting units. As a result of this assessment, the fair values of the Galileo and Technisys reporting units were determined to be below their carrying values by 9.9% and 14.8%, respectively, resulting in goodwill impairment charges of $124.5 million and $122.7 million, respectively.
Determining the fair value of a reporting unit is subject to uncertainty as it is reliant on estimates of cash flows that extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame. The cash flow estimates for the Galileo and Technisys reporting units are impacted by projections, and in the future, changes in the assumptions or the discount rates could produce an additional material goodwill impairment.

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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Disaggregated Revenue
The table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates, as well as a reconciliation of total revenue from contracts with customers to total noninterest income. Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive loss. There were no revenues from contracts with customers attributable to our Lending segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Financial Services
Referrals	$9,983	$10,210	$27,832	$26,783
Interchange	6,029	4,225	21,961	11,518
Brokerage	6,084	3,854	16,187	12,740
Other(1)	1,395	1,562	2,230	1,990
Total financial services	23,491	19,851	68,210	53,031
Technology Platform(2)
Technology services	81,419	81,474	233,876	221,742
Other(1)	34	679	3,033	2,674
Total technology platform	81,453	82,153	236,909	224,416
Total revenue from contracts with customers	104,944	102,004	305,119	277,447
Other Sources of Revenue
Loan origination and sales	81,683	163,697	311,258	465,815
Securitizations	(6,298)	(8,772)	(22,375)	(31,790)
Servicing	8,009	7,296	29,803	30,003
Other	3,908	1,910	11,481	(131)
Total other sources of revenue	87,302	164,131	330,167	463,897
Total noninterest income	$192,246	$266,135	$635,286	$741,344
_____________________
(1) Financial Services includes revenues from enterprise services and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(2) Related to these technology products and solutions arrangements, we had deferred revenues of $5,418 and $10,028 as of September 30, 2023 and December 31, 2022, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $1,778 and $3,925 during the three months ended September 30, 2023 and 2022, respectively, and $6,562 and $6,699 during the nine months ended September 30, 2023 and 2022, respectively, associated with deferred revenues within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive loss.
Contract Balances
As of September 30, 2023 and December 31, 2022, accounts receivable, net associated with revenue from contracts with customers was $63,301 and $61,226, respectively, which were reported within other assets in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 4. Loans

As of September 30, 2023, our loan portfolio consisted of loans held for sale, including personal loans, student loans and home loans, which are measured at fair value under the fair value option, and loans held for investment, including credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	September 30, 2023	December 31, 2022
Loans held for sale
Personal loans(1)	$14,850,996	$8,610,434
Student loans(2)	6,041,544	4,877,177
Home loans	101,296	69,463
Total loans held for sale, at fair value	20,993,836	13,557,074
Loans held for investment(3)
Credit card(4)	247,241	209,164
Commercial and consumer banking:
Commercial real estate	104,743	88,652
Commercial and industrial	5,917	7,179
Residential real estate and other consumer	3,347	2,962
Total commercial and consumer banking	114,007	98,793
Total loans held for investment, at amortized cost	361,248	307,957
Total loans	$21,355,084	$13,865,031
_____________________
(1) Includes $618,829 and $663,004 of personal loans in consolidated VIEs as of September 30, 2023 and December 31, 2022, respectively.
(2) Includes $275,244 and $268,697 of student loans in consolidated VIEs as of September 30, 2023 and December 31, 2022, respectively.
(3) See Note 5. Allowance for Credit Losses for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.
(4) For credit cards, loan origination costs are expensed as incurred primarily within noninterest expense—sales and marketing in the condensed consolidated statements of operations and comprehensive loss.

Loans Held for Sale
The following table summarizes the aggregate fair value of our loans held for sale, for which we elected the fair value option. See Note 12. Fair Value Measurements for the assumptions used in our fair value model.

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2023
Unpaid principal	$14,177,004	$5,929,047	$110,320	$20,216,371
Accumulated interest	105,156	26,497	163	131,816
Cumulative fair value adjustments(1)	568,836	86,000	(9,187)	645,649
Total fair value of loans(2)	$14,850,996	$6,041,544	$101,296	$20,993,836
December 31, 2022
Unpaid principal	$8,283,400	$4,794,517	$77,705	$13,155,622
Accumulated interest	55,673	19,433	151	75,257
Cumulative fair value adjustments(1)	271,361	63,227	(8,393)	326,195
Total fair value of loans(2)	$8,610,434	$4,877,177	$69,463	$13,557,074

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
__________________
(1) During the nine months ended September 30, 2023, the cumulative fair value adjustments for personal loans were primarily impacted by higher origination volume and higher coupon rates, partially offset by higher benchmark rates.
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

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2023
Unpaid principal balance	$68,432	$8,502	$213	$77,147
Accumulated interest	3,400	335	—	3,735
Cumulative fair value adjustments(1)	(58,676)	(5,104)	(140)	(63,920)
Fair value of loans 90 days or more delinquent	$13,156	$3,733	$73	$16,962
December 31, 2022
Unpaid principal balance	$27,989	$6,435	$—	$34,424
Accumulated interest	1,207	304	—	1,511
Cumulative fair value adjustments(1)	(25,022)	(3,332)	—	(28,354)
Fair value of loans 90 days or more delinquent	$4,174	$3,407	$—	$7,581
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
There were no loan securitization transfers qualifying for sale accounting treatment during the nine months ended September 30, 2023 and 2022.
Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—securitizations in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2023, we had deconsolidation of debt on student loans of $45.9 million. The impact on earnings from the deconsolidation was immaterial. During the three months ended September 30, 2023, we did not have any deconsolidation of debt. During the three and nine months ended September 30, 2022, we did not have any deconsolidations of debt.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personal loans
Fair value of consideration received:
Cash	$15,098	$773,005	$66,571	$2,954,723
Servicing assets recognized	767	6,789	1,655	20,872
Repurchase liabilities recognized	(45)	(2,074)	(405)	(7,161)
Total consideration received	15,820	777,720	67,821	2,968,434
Aggregate unpaid principal balance and accrued interest of loans sold	15,098	753,259	65,420	2,864,351
Gain from loan sales	$722	$24,461	$2,401	$104,083
Sale execution(1)	105.1%	103.5%	104.3%	103.9%
Student loans
Fair value of consideration received:
Cash	$—	$77,089	$98,624	$883,859
Servicing assets recognized	—	460	2,792	9,275
Repurchase liabilities recognized	—	(13)	(16)	(134)
Total consideration	—	77,536	101,400	893,000
Aggregate unpaid principal balance and accrued interest of loans sold	—	74,311	99,916	881,922
Gain from loan sales	$—	$3,225	$1,484	$11,078
Sale execution(1)	—%	104.4%	101.5%	101.3%
Home loans
Fair value of consideration received:
Cash	$331,364	$244,788	$676,235	$926,707
Servicing assets recognized	3,376	3,432	7,133	12,152
Repurchase liabilities recognized	(468)	(269)	(1,315)	(1,004)
Total consideration	334,272	247,951	682,053	937,855
Aggregate unpaid principal balance and accrued interest of loans sold	333,951	252,168	678,561	960,680
Gain (loss) from loan sales	$321	$(4,217)	$3,492	$(22,825)
Sale execution(1)	100.2%	98.4%	100.7%	97.7%
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2023
Loans in delinquency (30+ days past due)	$60,634	$58,308	$26,382	$145,324
Total loans in delinquency	96,718	130,497	26,382	253,597
Total transferred loans serviced(1)	1,696,118	6,462,082	5,457,959	13,616,159
December 31, 2022
Loans in delinquency (30+ days past due)	$64,654	$46,986	$16,510	$128,150
Total loans in delinquency	108,991	115,818	16,510	241,319
Total transferred loans serviced(1)	2,995,601	7,586,031	5,134,306	15,715,938
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

The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personal loans
Servicing fees collected from transferred loans	$4,033	$9,020	$15,080	$25,845
Charge-offs, net of recoveries, of transferred loans(1)	40,916	24,190	128,442	62,852
Student loans
Servicing fees collected from transferred loans	5,375	8,224	20,967	28,437
Charge-offs, net of recoveries, of transferred loans(1)	10,139	7,372	29,297	24,784
Home loans
Servicing fees collected from transferred loans	3,662	3,686	10,481	9,252
Total
Servicing fees collected from transferred loans	$13,070	$20,930	$46,528	$63,534
Charge-offs, net of recoveries, of transferred loans(1)	51,055	31,562	157,739	87,636
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Held for Investment
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
September 30, 2023
Credit card	$271,827	$5,005	$4,078	$11,294	$20,377	$292,204
Commercial and consumer banking:
Commercial real estate	105,709	—	—	—	—	105,709
Commercial and industrial	5,684	288	—	466	754	6,438
Residential real estate and other consumer(3)	3,342	—	—	—	—	3,342
Total commercial and consumer banking	114,735	288	—	466	754	115,489
Total loans	$386,562	$5,293	$4,078	$11,760	$21,131	$407,693
December 31, 2022
Credit card	$225,165	$4,670	$3,626	$10,498	$18,794	$243,959
Commercial and consumer banking:
Commercial real estate	89,544	—	—	—	—	89,544
Commercial and industrial	7,636	—	1	—	1	7,637
Residential real estate and other consumer(3)	2,966	—	—	—	—	2,966
Total commercial and consumer banking	100,146	—	1	—	1	100,147
Total loans	$325,311	$4,670	$3,627	$10,498	$18,795	$344,106
______________
(1)All of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, there were no credit cards on nonaccrual status. As of the dates indicated, commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $50,055 and $39,110 as of September 30, 2023 and December 31, 2022, respectively, and accrued interest of $5,092 and $4,315, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,868 and $1,678, respectively, and accrued interest of $386 and $324, respectively.
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

FICO	September 30, 2023	December 31, 2022
≥ 800	$22,999	$14,421
780 – 799	15,905	11,327
760 – 779	18,180	12,179
740 – 759	20,179	14,501
720 – 739	25,172	19,343
700 – 719	30,789	26,239
680 – 699	36,490	31,543
660 – 679	34,714	31,958
640 – 659	25,265	25,959
620 – 639	15,922	15,566
600 – 619	9,625	8,968
≤ 599	36,964	31,955
Total credit card	$292,204	$243,959
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$20,550	$34,042	$5,667	$4,577	$9,396	$18,846	$93,078	$190
Watch	1,238	4,609	1,658	—	217	2,760	10,482	—
Special mention	—	—	—	—	—	1,577	1,577	—
Substandard	—	—	—	—	—	382	382	—
Total commercial real estate	21,788	38,651	7,325	4,577	9,613	23,565	105,519	190
Commercial and industrial
Pass	56	—	—	67	100	4,950	5,173	50
Watch	48	—	—	—	18	11	77	—
Substandard	—	—	—	—	—	1,138	1,138	—
Total commercial and industrial	104	—	—	67	118	6,099	6,388	50
Residential real estate and other consumer
Pass	735	—	—	—	—	2,480	3,215	87
Watch	—	—	—	—	—	40	40	—
Total residential real estate and other consumer	735	—	—	—	—	2,520	3,255	87
Total commercial and consumer banking	$22,627	$38,651	$7,325	$4,644	$9,731	$32,184	$115,162	$327

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended September 30, 2023
Balance at June 30, 2023	$39,361	$1,866	$1,937
Provision for credit losses(2)	21,821	10	(148)
Write-offs charged against the allowance(3)	(11,127)	(8)	(208)
Balance at September 30, 2023	$50,055	$1,868	$1,581
Three Months Ended September 30, 2022
Balance at June 30, 2022	$21,974	$1,204	$2,720
Provision for credit losses(2)	16,119	204	(929)
Write-offs charged against the allowance	(5,133)	2	—
Balance at September 30, 2022	$32,960	$1,410	$1,791
Nine Months Ended September 30, 2023
Balance at December 31, 2022	$39,110	$1,678	$2,785
Provision for credit losses(2)	42,658	195	94
Write-offs charged against the allowance(3)	(31,713)	(5)	(1,298)
Balance at September 30, 2023	$50,055	$1,868	$1,581
Nine Months Ended September 30, 2022
Balance at December 31, 2021	$7,037	$—	$2,292
Provision for credit losses(2)	38,361	1,026	(408)
Allowance for PCD loans(4)	—	382	—
Write-offs charged against the allowance	(12,438)	2	(93)
Balance at September 30, 2022	$32,960	$1,410	$1,791
_____________________
(1)Credit cards and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans held for investment in the condensed consolidated balance sheets. Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the condensed consolidated balance sheets.
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses in the condensed consolidated statements of operations and comprehensive loss. There were immaterial recoveries of amounts previously reserved related to credit cards and commercial and consumer banking loans during the three and nine months ended September 30, 2023 and 2022. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2023, recoveries of amounts previously reserved related to accounts receivable were $45 and $1,224, respectively. During the three and nine months ended September 30, 2022, recoveries of amounts previously reserved related to accounts receivable were $937 and $2,697, respectively.
(3)The increases in credit card write-offs charged against the allowance during the three and nine months ended September 30, 2023 relative to the corresponding periods in 2022 were primarily related to our maturing portfolio.
(4)In connection with the Bank Merger, we obtained purchased credit deteriorated (“PCD”) loans, for which we measured an allowance, with a corresponding increase to the amortized cost basis as of the acquisition date. Therefore, recognition of the initial allowance for credit losses did not impact earnings.

Credit card: Accrued interest receivables written off by reversing interest income were immaterial during the three and nine months ended September 30, 2023 and 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in available-for-sale (“AFS”) debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
September 30, 2023
U.S. Treasury securities	$419,380	$187	$3,440	$(1,230)	$421,777
Multinational securities(2)	15,606	55	—	(147)	15,514
Corporate bonds	34,751	175	—	(1,701)	33,225
Agency mortgage-backed securities	8,059	19	—	(1,228)	6,850
Other asset-backed securities	8,263	5	—	(267)	8,001
Other(3)	940	7	—	(223)	724
Total investments in AFS debt securities	$486,999	$448	$3,440	$(4,796)	$486,091
December 31, 2022
U.S. Treasury securities	$121,282	$217	$—	$(3,510)	$117,989
Multinational securities(2)	19,658	109	—	(724)	19,043
Corporate bonds	41,890	257	—	(2,644)	39,503
Agency mortgage-backed securities	8,899	22	—	(991)	7,930
Other asset-backed securities	9,556	5	—	(514)	9,047
Other(3)	2,133	21	—	(228)	1,926
Total investments in AFS debt securities	$203,418	$631	$—	$(8,611)	$195,438
_____________________
(1) As of September 30, 2023 and December 31, 2022, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 89% and 67% of the amortized cost basis of our investments as of September 30, 2023 and December 31, 2022, respectively, was composed of U.S. Treasury securities, agency mortgage-backed securities and sovereign foreign bonds, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes sovereign foreign and supranational bonds.
(3) Includes state and city municipal bond securities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
U.S. Treasury securities	$377,149	$(2)	$44,628	$(1,228)	$421,777	$(1,230)
Multinational securities	—	—	15,514	(147)	15,514	(147)
Corporate bonds	—	—	33,225	(1,701)	33,225	(1,701)
Agency mortgage-backed securities	—	—	6,850	(1,228)	6,850	(1,228)
Other asset-backed securities	—	—	8,001	(267)	8,001	(267)
Other	—	—	724	(223)	724	(223)
Total investments in AFS debt securities	$377,149	$(2)	$108,942	$(4,794)	$486,091	$(4,796)
December 31, 2022
U.S. Treasury securities	$27,759	$(1,171)	$90,230	$(2,339)	$117,989	$(3,510)
Multinational securities	—	—	19,043	(724)	19,043	(724)
Corporate bonds	4,480	(313)	35,023	(2,331)	39,503	(2,644)
Agency mortgage-backed securities	6,448	(814)	1,482	(177)	7,930	(991)
Other asset-backed securities	—	—	9,047	(514)	9,047	(514)
Other	745	(200)	1,181	(28)	1,926	(228)
Total investments in AFS debt securities	$39,432	$(2,498)	$156,006	$(6,113)	$195,438	$(8,611)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
September 30, 2023
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$404,071	$15,309	$—	$—	$419,380
Multinational securities	15,606	—	—	—	15,606
Corporate bonds	15,922	15,514	3,315	—	34,751
Agency mortgage-backed securities	—	149	720	7,190	8,059
Other asset-backed securities	1,935	4,412	1,916	—	8,263
Other	—	—	—	940	940
Total investments in AFS debt securities	$437,534	$35,384	$5,951	$8,130	$486,999
Weighted average yield for investments in AFS debt securities(1)	4.40%	3.50%	0.13%	(1.51)%	3.92%
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$406,933	$14,657	$—	$—	$421,590
Multinational securities	15,459	—	—	—	15,459
Corporate bonds	15,503	14,670	2,877	—	33,050
Agency mortgage-backed securities	—	140	633	6,058	6,831
Other asset-backed securities	1,864	4,245	1,887	—	7,996
Other	—	—	—	717	717
Total investments in AFS debt securities	$439,759	$33,712	$5,397	$6,775	$485,643
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $448 as of September 30, 2023.
There were no realized gains and losses on our investments in AFS debt securities during the three months ended September 30, 2023. Gross realized gains and losses on our investments in AFS debt securities were $3,356 and $509, respectively, during the nine months ended September 30, 2023, and were immaterial during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023 and 2022, there were no transfers between classifications of our investments in AFS debt securities. See Note 10. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”).
Securitization Investments
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the condensed consolidated balance sheets:

	September 30, 2023	December 31, 2022
Personal loans	$9,934	$20,172
Student loans	83,713	181,159
Securitization investments	$93,647	$201,331

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
As of September 30, 2023 and December 31, 2022, we had seven and six consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the nine months ended September 30, 2023, we established two consolidated VIEs, and exercised a securitization clean up call related to one consolidated VIE. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of September 30, 2023 and December 31, 2022. Intercompany balances are eliminated upon consolidation.
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
As of September 30, 2023 and December 31, 2022, we had investments in 21 and 23 nonconsolidated VIEs, respectively. During the nine months ended September 30, 2023, we exercised a securitization clean up call on one nonconsolidated VIE and collapsed the associated trust, as well as consolidated one previously nonconsolidated VIE.

Note 8. Deposits

We offer deposit accounts (referred to as “checking and savings” accounts within SoFi Money) to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents a detail of interest-bearing deposits:

	September 30, 2023	December 31, 2022
Savings deposits	$10,595,108	$4,383,953
Demand deposits(1)	2,546,978	1,912,452
Time deposits(1)(2)	2,465,263	969,387
Total interest-bearing deposits	$15,607,349	$7,265,792
_____________________
(1) As of September 30, 2023 and December 31, 2022, includes brokered deposits of $2,618,186 and $1,026,400, respectively, of which $2,432,679 and $940,000, respectively, are time deposits and $185,507 and $86,400, respectively, are demand deposits.
(2) As of September 30, 2023 and December 31, 2022, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $21,524 and $20,842, respectively.
As of September 30, 2023, future maturities of our total time deposits were as follows:

Remainder of 2023	$636,473
2024	1,535,209
2025	292,989
2026	291
2027	—
Thereafter	301
Total	$2,465,263

Note 9. Debt

The following table summarizes the components of our debt:

	September 30, 2023					December 31, 2022
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$2,118,409	5.56% – 7.29%	January 2024 – January 2032	$4,725,000	$1,778,474	$1,452,085
Student loan warehouse facilities	2,557,824	5.86% – 7.16%	April 2024 – June 2026	3,395,000	2,111,532	1,504,926
Credit card warehouse facility	—	6.75%	March 2025	100,000	—	—
Risk retention warehouse facilities(5)	87,818	5.43% – 7.42%	January 2024 – October 2027	200,000	71,745	101,964
Revolving credit facility(6)		6.92%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes(7)		—%	October 2026		1,200,000	1,200,000
Other financing(8)	158,910			200,247	—	—
Securitizations
Personal loan securitizations	620,863	0.49% – 6.21%	September 2030 – May 2031		374,172	529,132
Student loan securitizations	286,181	1.83% – 4.44%	March 2040 – August 2048		247,911	246,856

Total, before unamortized debt issuance costs, premiums and discounts					$6,269,834	$5,520,963
Less: unamortized debt issuance costs, premiums and discounts					(28,448)	(35,081)
Total debt					$6,241,386	$5,485,882
_________________
(1)As of September 30, 2023, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of September 30, 2023. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of September 30, 2023 included overnight Secured Overnight Financing Rate (“SOFR”), one-month SOFR, three-month SOFR, prime rate and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 65 basis points (“bps”) on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive loss.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts or premiums issued during the nine months ended September 30, 2023.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of September 30, 2023, $5.1 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure a letter of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(7)The original issue discount and debt issuance costs related to the convertible senior notes are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive loss using the effective interest method over the contractual term of the notes. For the three and nine months ended September 30, 2023, total interest expense on the convertible notes was $1,274 and $3,819, respectively. For the three and nine months ended September 30, 2022, total interest expense on the convertible notes was $1,270 and $3,805, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs, and the effective interest rate was 0.42%. As of September 30, 2023 and December 31, 2022, unamortized debt discount and issuance costs were $15.6 million and $19.4 million, respectively, and the net carrying amount was $1.18 billion and $1.18 billion, respectively.
(8)Includes $23.0 million of loans and $135.9 million of investment securities pledged as collateral to secure $150.2 million of available borrowing capacity with the Federal Home Loan Bank (“FHLB”), of which $13.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
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
During the nine months ended September 30, 2023, we opened two personal loan warehouse facilities with an aggregate maximum available capacity of $1.0 billion, and closed one risk retention warehouse facility.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of September 30, 2023, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

September 30, 2023
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
As of September 30, 2023, there were 3,234,000 shares of Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00.
Dividends
During each of the three months ended September 30, 2023 and 2022 and each of the nine months ended September 30, 2023 and 2022, the Series 1 preferred stockholders were entitled to dividends of $10,189 and $30,236, respectively. Dividends payable were $10,189 as of September 30, 2023. There were no dividends payable as of December 31, 2022.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of September 30, 2023, the Company had 957,860,430 shares of common stock and no shares of non-voting common stock issued and outstanding.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance:

	September 30, 2023	December 31, 2022
Outstanding stock options, restricted stock units and performance stock units	106,885,503	107,851,565
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of convertible notes(1)	53,538,000	53,538,000
Possible future issuance under stock plans	46,057,407	26,434,957
Total common stock reserved for future issuance	218,651,900	199,995,512
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the nine months ended September 30, 2023 and 2022.
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended September 30, 2023
AOCI, beginning balance	$(5,533)	$414	$(5,119)
Other comprehensive income before reclassifications	5,616	103	5,719
Net current-period other comprehensive income(1)(2)	5,616	103	5,719
AOCI, ending balance	$83	$517	$600
Three Months Ended September 30, 2022
AOCI, beginning balance	$(7,797)	$(214)	$(8,011)
Other comprehensive loss before reclassifications	(1,787)	325	(1,462)
Amounts reclassified from AOCI into earnings	(127)	—	(127)
Net current-period other comprehensive loss(1)(2)	(1,914)	325	(1,589)
AOCI, ending balance	$(9,711)	$111	$(9,600)
Nine Months Ended September 30, 2023
AOCI, beginning balance	$(8,611)	$315	$(8,296)
Other comprehensive income before reclassifications	8,522	202	8,724
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income(1)(2)	8,694	202	8,896
AOCI, ending balance	$83	$517	$600
Nine Months Ended September 30, 2022
AOCI, beginning balance	$(1,351)	$(120)	$(1,471)
Other comprehensive loss before reclassifications	(8,518)	231	(8,287)
Amounts reclassified from AOCI into earnings	158	—	158
Net current-period other comprehensive loss(1)(2)	(8,360)	231	(8,129)
AOCI, ending balance	$(9,711)	$111	$(9,600)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive loss. There were no reclassifications related to foreign currency translation adjustments during the three and nine months ended September 30, 2023 and 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)There were no material tax impacts during the periods presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

Note 11. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps(1)	$77,587	$95,333	$163,472	$283,266
Interest rate caps(1)	(2,031)	4,072	(3,398)	7,562
Home loan pipeline hedges(1)	4,473	6,835	5,457	45,554
Derivative contracts to manage future loan sale execution risk	80,029	106,240	165,531	336,382
Interest rate swaps(2)	1,167	5,119	3,351	14,187
Interest rate lock commitments (“IRLCs”)(1)	193	(2,027)	966	(4,666)
Interest rate caps(1)	1,987	(4,112)	3,468	(7,139)
Purchase price earn-out(1)(3)	—	52	9	1,094
Third party warrants(4)	—	81	78	(88)
Total	$83,376	$105,353	$173,403	$339,770
_____________________
(1) Recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive loss.
(2) Represents derivative contracts to manage securitization investment interest rate risk, which are recorded within noninterest income—securitizations in the condensed consolidated statements of operations and comprehensive loss.
(3) In conjunction with a loan sale agreement, we are entitled to receive payments from the buyer of the loans underlying the agreement if the internal rate of return (as defined in the loan sale agreement) on such loans exceeds a specified hurdle, subject to a dollar cap.
(4) Includes amounts recorded within noninterest income—other, noninterest expense—cost of operations and noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive loss, the latter of which represents the amortization of a deferred liability recognized at the initial fair value of the third party warrants acquired, as we are also a customer of the third party.
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

	September 30, 2023		December 31, 2022
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$—	$(7,292)	$23,128	$—
Interest rate caps	—	(5,783)	—	(9,251)
Home loan pipeline hedges	3,529	(715)	1,484	(80)
Total, gross	3,529	(13,790)	24,612	(9,331)
Derivative netting	(715)	715	(80)	80
Total, net(1)	$2,814	$(13,075)	$24,532	$(9,251)
_____________________
(1) As of September 30, 2023, we had a cash collateral requirement related to these instruments of $7,292. We did not have a cash collateral requirement related to these instruments as of December 31, 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amount of derivative contracts outstanding:

	September 30, 2023	December 31, 2022
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$8,322,000	$5,638,177
Interest rate caps	405,000	405,000
Home loan pipeline hedges	349,000	126,000
Interest rate caps(1)	405,000	405,000
Interest rate swaps(2)	123,000	171,823
IRLCs(3)	152,800	82,335
Total	$9,756,800	$6,828,335
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	September 30, 2023				December 31, 2022
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$437,291	$48,800	$—	$486,091	$137,032	$58,406	$—	$195,438
Asset-backed bonds(2)(3)	—	58,191	—	58,191	—	155,093	—	155,093
Residual investments(2)(3)	—	—	35,456	35,456	—	—	46,238	46,238
Loans at fair value	—	—	20,993,836	20,993,836	—	—	13,557,074	13,557,074
Servicing rights	—	—	142,654	142,654	—	—	149,854	149,854
Third party warrants(4)(5)	—	—	630	630	—	—	630	630
Derivative assets(4)(6)(7)	—	3,529	—	3,529	—	24,612	—	24,612
Purchase price earn-out(4)(8)	—	—	—	—	—	—	54	54
IRLCs(4)(9)	—	—	1,545	1,545	—	—	216	216
Student loan commitments(4)(9)	—	—	1,751	1,751	—	—	—	—
Interest rate caps(4)(7)	—	5,781	—	5,781	—	9,178	—	9,178
Digital assets safeguarding asset(4)(10)	—	139,359	—	139,359	—	106,826	—	106,826
Total assets	$437,291	$255,660	$21,175,872	$21,868,823	$137,032	$354,115	$13,754,066	$14,245,213
Liabilities
Debt(11)	$—	$131,863	$—	$131,863	$—	$89,142	$—	$89,142
Residual interests classified as debt	—	—	10,194	10,194	—	—	17,048	17,048
Derivative liabilities(4)(6)(7)	—	13,790	—	13,790	—	9,331	—	9,331
Student loan commitments(4)(9)	—	—	—	—	—	—	236	236
Digital assets safeguarding liability(4)(10)	—	139,359	—	139,359	—	106,826	—	106,826
Total liabilities	$—	$285,012	$10,194	$295,206	$—	$205,299	$17,284	$222,583
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
(7)Home loan pipeline hedges represent to-be-announced (“TBA”) securities used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of September 30, 2023 and December 31, 2022, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
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
(11)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of September 30, 2023 and December 31, 2022, the unpaid principal related to debt measured at fair value was $142,660 and $98,868, respectively. For the three and nine months ended September 30, 2023, losses from changes in fair value were $517 and $1,150, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market, were immaterial.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at
	June 30, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2023
Assets
Personal loans	$12,751,163	$(45,072)	$20,724	$(15,006)	$3,885,967	$(1,746,760)	$(20)	$14,850,996
Student loans	5,383,921	(14,615)	—	—	919,330	(247,751)	659	6,041,544
Home loans	78,583	362	1,593	(333,843)	355,698	(1,056)	(41)	101,296
Loans at fair value(1)	18,213,667	(59,325)	22,317	(348,849)	5,160,995	(1,995,567)	598	20,993,836
Servicing rights(2)	145,663	7,419	549	(132)	4,143	(14,988)	—	142,654
Residual investments(3)	38,389	434	—	—	—	(3,367)	—	35,456
IRLCs(4)	1,352	1,545	—	—	—	(1,352)	—	1,545
Student loan commitments(4)	189	1,751	—	—	—	(189)	—	1,751
Third party warrants	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(11,332)	(927)	—	—	—	2,065	—	(10,194)
Net impact on earnings		(49,103)

	Fair Value at							Fair Value at
	January 1, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2023
Assets
Personal loans	$8,610,434	$16,083	$61,053	$(65,019)	$10,578,306	$(4,349,646)	$(215)	$14,850,996
Student loans	4,877,177	17,278	111,923	(96,678)	1,840,070	(706,429)	(1,797)	6,041,544
Home loans	69,463	(1,122)	24,508	(678,136)	688,608	(2,364)	339	101,296
Loans at fair value(1)	13,557,074	32,239	197,484	(839,833)	13,106,984	(5,058,439)	(1,673)	20,993,836
Servicing rights(2)	149,854	28,428	1,570	(1,257)	11,580	(47,521)	—	142,654
Residual investments(3)	46,238	1,240	—	(807)	—	(11,215)	—	35,456
Purchase price earn out(5)	54	9	—	—	—	(63)	—	—
IRLCs(4)	216	3,168	363	—	—	(2,202)	—	1,545
Student loan commitments(4)	(236)	2,015	—	—	—	(28)	—	1,751
Third party warrants	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(17,048)	(414)	(1,203)	—	—	8,471	—	(10,194)
Net impact on earnings		66,685

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at
	June 30, 2022	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2022
Assets
Personal loans	$4,109,745	$65,463	$1,276,175	$(749,648)	$2,809,759	$(582,188)	$(28,102)	$6,901,204
Student loans	3,714,375	(23,895)	34	(74,080)	457,184	(148,913)	343	3,925,048
Home loans	135,262	(2,209)	1,260	(251,821)	216,246	(934)	—	97,804
Loans at fair value(1)	7,959,382	39,359	1,277,469	(1,075,549)	3,483,189	(732,035)	(27,759)	10,924,056
Servicing rights(2)	176,964	6,182	1,062	(3,965)	10,681	(22,486)	—	168,438
Residual investments(3)	94,978	664	—	(490)	—	(8,318)	—	86,834
Purchase price earn out(5)	625	52	—	—	—	(553)	—	124
Third party warrants(6)	766	(136)	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(54,436)	(1,453)	—	—	—	10,155	—	(45,734)
IRLCs(4)	1,120	(927)	—	—	—	(1,120)	—	(927)
Student loan commitments(4)	(254)	(1,409)	—	—	—	254	—	(1,409)
Net impact on earnings		42,332

	Fair Value at							Fair Value at
	January 1, 2022	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2022
Assets
Personal loans	$2,289,426	$92,332	$1,504,112	$(2,851,466)	$7,307,612	$(1,415,820)	$(24,992)	$6,901,204
Student loans	3,450,837	(68,541)	121,741	(877,920)	1,839,710	(543,077)	2,298	3,925,048
Home loans	212,709	(11,663)	2,088	(959,971)	860,676	(6,035)	—	97,804
Loans at fair value(1)	5,952,972	12,128	1,627,941	(4,689,357)	10,007,998	(1,964,932)	(22,694)	10,924,056
Servicing rights(2)	168,259	26,860	3,008	(5,552)	42,299	(66,436)	—	168,438
Residual investments(3)	121,019	1,716	—	(710)	—	(35,191)	—	86,834
Purchase price earn out(5)	4,272	1,094	—	—	—	(5,242)	—	124
Third party warrants(6)	1,369	(739)	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(93,682)	(7,078)	—	—	—	55,026	—	(45,734)
IRLCs(4)	3,759	(2,846)	—	—	—	(1,840)	—	(927)
Student loan commitments(4)	2,220	(1,640)	—	—	—	(1,989)	—	(1,409)
Net impact on earnings		29,495
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included securitization clean-up calls of $39,936 during the nine months ended September 30, 2023, and $129,733 and $465,472 during the three and nine months ended September 30, 2022, respectively. There were no securitization clean-up calls during the three months ended September 30, 2023. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans, within noninterest income—loan origination and sales and —securitizations, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive loss.
(2)For servicing rights, impacts on earnings are recorded within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive loss.
(3)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—securitizations in the condensed consolidated statements of operations and comprehensive loss, a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. Purchases of IRLCs during the nine months ended September 30, 2023 were associated with our acquisition of Wyndham. For year-to-date periods, amounts represent the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive loss.
(5)For purchase price earn out, impacts on earnings are recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive loss.
(6)For third party warrants, impacts on earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive loss.
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $24,846 and $(22,942) during the three and nine months ended September 30, 2023, respectively, and $(15,249) and $(31,974) during the three and nine months ended September 30, 2022, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	September 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	15.3% – 28.7%	20.3%	17.3% – 25.5%	19.1%
Annual default rate	4.3% – 40.0%	4.6%	3.8% – 37.7%	4.4%
Discount rate	6.4% – 9.4%	6.6%	5.4% – 8.3%	6.1%
Student loans
Conditional prepayment rate	8.6% – 13.0%	10.5%	16.3% – 21.8%	20.4%
Annual default rate	0.3% – 5.8%	0.5%	0.2% – 4.5%	0.5%
Discount rate	4.5% – 9.1%	4.8%	3.6% – 8.7%	4.0%
Home loans
Conditional prepayment rate	1.7% – 9.8%	7.2%	2.0% – 10.2%	7.0%
Annual default rate	0.1% – 0.9%	0.1%	0.1% – 1.3%	0.1%
Discount rate	6.3% – 9.2%	6.7%	5.7% – 14.1%	5.9%
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	September 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.1% – 0.6%	0.3%	0.2% – 0.5%	0.3%
Conditional prepayment rate	16.8% – 32.5%	25.2%	17.9% – 31.3%	22.7%
Annual default rate	3.2% – 18.0%	7.1%	3.4% – 7.9%	4.9%
Discount rate	8.5% – 8.5%	8.5%	7.8% – 7.8%	7.8%
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	10.6% – 16.3%	12.2%	15.4% – 21.9%	17.8%
Annual default rate	0.3% – 3.6%	0.6%	0.3% – 4.3%	0.4%
Discount rate	8.5% – 8.5%	8.5%	7.8% – 7.8%	7.8%
Home loans
Market servicing costs	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Conditional prepayment rate	5.1% – 13.2%	5.4%	4.9% – 11.0%	5.2%
Annual default rate	0.1% – 0.2%	0.1%	0.1% – 0.1%	0.1%
Discount rate	9.3% – 9.3%	9.3%	9.0% – 9.0%	9.0%
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	September 30, 2023	December 31, 2022
Market servicing costs
2.5 basis points increase	$(10,280)	$(10,395)
5.0 basis points increase	(20,559)	(20,807)
Conditional prepayment rate
10% increase	$(3,370)	$(4,036)
20% increase	(6,770)	(7,833)
Annual default rate
10% increase	$(153)	$(166)
20% increase	(305)	(331)
Discount rate
100 basis points increase	$(4,021)	$(3,905)
200 basis points increase	(7,787)	(7,562)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	September 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	12.3% – 29.2%	14.3%	17.9% – 32.0%	19.9%
Annual default rate	0.4% – 6.5%	1.1%	0.4% – 5.4%	1.1%
Discount rate	5.8% – 10.5%	7.6%	4.8% – 10.5%	6.7%
Residual interests classified as debt
Conditional prepayment rate	12.3% – 30.1%	28.1%	17.2% – 18.1%	17.8%
Annual default rate	0.6% – 6.5%	4.4%	0.6% – 0.8%	0.7%
Discount rate	9.3% – 10.5%	9.5%	7.5% – 7.5%	7.5%
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

	September 30, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	76.4% – 86.6%	84.3%	11.1% – 58.6%	46.3%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $85,551 as of September 30, 2023. The higher assumptions in the 2023 period reflect the home loan funding pipeline associated with our acquisition of Wyndham. See Note 11. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
Safeguarding Assets and Liabilities
Through our SoFi Invest product (via our wholly-owned subsidiary, SoFi Digital Assets, LLC, a licensed money transmitter), our members can invest in digital assets. We engage third parties to provide custodial services for our digital assets offering, which includes holding the cryptographic key information and working to protect the digital assets from loss or theft. The third-party custodians hold digital assets as custodial assets in an account in SoFi’s name for the benefit of our members. We maintain the internal recordkeeping of our members’ digital assets, including the amount and type of digital assets owned by each of our members in the custodial accounts. We currently utilize two third-party custodians. Therefore, we have concentration risk in the event the custodians are not able to perform in accordance with our agreements. As of September 30, 2023, we did not identify any loss events.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the significant digital assets held by our third-party custodians on behalf of our members:

	September 30, 2023	December 31, 2022
Bitcoin (BTC)	$74,761	$44,346
Ethereum (ETH)	47,276	37,826
Dogecoin (DOGE)	4,478	4,784
Litecoin (LTC)	2,544	2,492
Ethereum Classic (ETC)	2,249	2,333
Cardano (ADA)(1)	—	5,217
Solana (SOL)(1)	—	1,588
All other(1)(2)	8,051	8,240
Digital assets safeguarding liability and corresponding safeguarding asset	$139,359	$106,826
___________________
(1)Effective June 9, 2023, we ended support of these digital assets, as well as several others included in the “all other” category.
(2)Includes 17 and 23 digital assets as of September 30, 2023 and December 31, 2022, respectively, none of which were determined to be individually significant.
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets
Cash and cash equivalents(1)	$2,813,876	$2,813,876	$—	$—	$2,813,876
Restricted cash and restricted cash equivalents(1)	483,141	483,141	—	—	483,141
Loans at amortized cost(2)	361,248	—	—	388,662	388,662
Other investments(3)	68,313	—	68,313	—	68,313
Total assets	$3,726,578	$3,297,017	$68,313	$388,662	$3,753,992
Liabilities
Deposits(4)	$15,671,973	$—	$15,663,198	$—	$15,663,198
Debt(5)	6,109,523	937,024	4,931,984	—	5,869,008
Total liabilities	$21,781,496	$937,024	$20,595,182	$—	$21,532,206
December 31, 2022
Assets
Cash and cash equivalents(1)	$1,421,907	$1,421,907	$—	$—	$1,421,907
Restricted cash and restricted cash equivalents(1)	424,395	424,395	—	—	424,395
Loans at amortized cost(2)	307,957	—	—	328,775	328,775
Other investments(3)	28,651	—	28,651	—	28,651
Total assets	$2,182,910	$1,846,302	$28,651	$328,775	$2,203,728
Liabilities
Deposits(4)	$7,342,296	$—	$7,340,160	$—	$7,340,160
Debt(5)	5,396,740	826,242	4,219,574	—	5,045,816
Total liabilities	$12,739,036	$826,242	$11,559,734	$—	$12,385,976
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
Nonrecurring Fair Value Measurements
Investments in equity securities of $22,861 and $22,825 as of September 30, 2023 and December 31, 2022, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $19,739 investment valued under the measurement alternative method during 2022 that was a former equity method investment.

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
Effective January 1, 2023, we approved a plan to allow our non-employee directors to elect, on an annual basis, to defer their cash retainers into equity awards that are immediately vested, and/or to defer their RSU grants, which vest in accordance with the grant terms (collectively referred to as deferred stock units, or “DSUs”). DSUs are equity awards that entitle the holder to shares of our common stock when the awards vest. Directors may choose to receive their deferred stock distributions in a lump sum or in installments over different time periods. DSUs are measured based on the fair value of our common stock on the date of grant. DSU activity is presented with RSUs in the disclosures below.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Technology and product development	$23,725	$20,856	$66,344	$56,690
Sales and marketing	6,330	6,593	20,270	17,734
Cost of operations	2,987	5,075	7,382	14,034
General and administrative	28,963	45,331	108,113	146,560
Total	$62,005	$77,855	$202,109	$235,018
Total compensation and benefits, inclusive of share-based compensation expense, was $213,820 and $656,483 for the three and nine months ended September 30, 2023, respectively, and $221,423 and $619,441 for the three and nine months ended September 30, 2022, respectively. Compensation and benefits expenses are presented within each of the financial statement line items within noninterest expense in the condensed consolidated statements of operations and comprehensive loss.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2023	18,749,679	$7.43	4.7
Exercised	(747,930)	1.34
Expired	(50,093)	6.65
Outstanding as of September 30, 2023	17,951,656	$7.69	4.0
Exercisable as of September 30, 2023	17,945,311	$7.69	4.0
Total compensation cost related to unvested stock options not yet recognized as of September 30, 2023 was immaterial.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	69,538,139	$9.07
Granted	36,048,164	6.40
Vested(1)	(24,621,235)	8.50
Forfeited	(8,320,278)	9.01
Outstanding as of September 30, 2023	72,644,790	$7.97
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the nine months ended September 30, 2023 was $209.3 million.
As of September 30, 2023, there was $535.4 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.2 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	19,563,747	$9.84
Granted	97,752	3.36
Forfeited	(3,372,442)	7.52
Outstanding as of September 30, 2023	16,289,057	$10.28
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model.
As of September 30, 2023, there was $12.2 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 0.9 years.

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
For the three and nine months ended September 30, 2023, we recorded income tax benefit of $244 and $3,661, respectively. For the three and nine months ended September 30, 2022, we recorded income tax benefit (expense) of $242 and $(629), respectively. Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the three and nine month 2023 periods, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.
There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2023, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
During the nine months ended September 30, 2023, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.

Note 15. Commitments, Guarantees, Concentrations and Contingencies

Leases and Occupancy
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Operating Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2023 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for new operating lease liabilities of $7,881 during the nine months ended September 30, 2023, inclusive of $8,553 of operating lease ROU assets obtained through acquisitions. During the nine months ended September 30, 2023, we recognized impairment expense of $1,243 within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive loss related to a sublease arrangement of an office premise. Fair value was determined using a discounted cash flow methodology.
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $8,878 and $23,858 during the three and nine months ended September 30, 2023, respectively, and $8,453 and $24,950 during the three and nine months ended September 30, 2022, respectively. Occupancy-related expenses are presented within each of the financial statement line items within noninterest expense in the condensed consolidated statements of operations and comprehensive loss.
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
We are dependent on third-party funding sources and deposit balances to originate loans. Additionally, we sell loans to various third parties. We have historically sold loans to a limited pool of third-party buyers. No individual third-party buyer accounted for 10% or more of consolidated total net revenues for the periods presented.
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
Contingencies
Legal Proceedings
In the ordinary course of business, the Company may be subject to a variety of pending legal proceedings. While we are unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Our assessments are based on our knowledge and historical experience, as well as the specific facts and circumstances asserted, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed. Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which we are involved is costly and can impose a significant burden on management and employees, and there can be no assurances that we will receive favorable final outcomes.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees, which are disclosed in our Annual Report on Form 10-K. In the event of a repurchase, we are typically required to pay the purchase price of the loans transferred.
As of September 30, 2023 and December 31, 2022, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $4.1 million and $1.4 million, respectively, related to our estimated repurchase obligation, the former of which includes liabilities assumed in our acquisition of Wyndham. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination and sales in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $5.4 billion and $5.1 billion, respectively.
As of September 30, 2023 and December 31, 2022, we had a total of $6.4 million and $9.1 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million and $3.1 million of our cash as of September 30, 2023 and December 31, 2022, respectively, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, we had a total of $13.7 million and $11.7 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit up to $20.0 million as of September 30, 2023, to be used to finance housing and stimulate economic development in low- to moderate-income communities.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of September 30, 2023 and December 31, 2022, we were in compliance with all minimum net worth requirements and, therefore, have not accrued any liabilities related to fines or penalties.

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
The calculations of basic and diluted loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(266,684)	$(74,209)	$(348,655)	$(280,401)
Less: Redeemable preferred stock dividends	(10,189)	(10,189)	(30,236)	(30,236)
Net loss attributable to common stockholders – basic and diluted	$(276,873)	$(84,398)	$(378,891)	$(310,637)
Denominator:
Weighted average common stock outstanding – basic	951,183,107	916,762,973	939,070,185	893,455,206
Weighted average common stock outstanding – diluted	951,183,107	916,762,973	939,070,185	893,455,206
Loss per share – basic	$(0.29)	$(0.09)	$(0.40)	$(0.35)
Loss per share – diluted	$(0.29)	$(0.09)	$(0.40)	$(0.35)
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	September 30,
	2023	2022
Common stock options	17,951,656	19,047,350
Common stock warrants	12,170,990	12,170,990
Unvested RSUs(1)	72,644,790	63,948,079
Unvested PSUs	16,289,057	20,345,761
Convertible notes(2)	53,538,000	53,538,000
Contingent common stock(3)	61,145	6,305,595
________________________
(1)As of September 30, 2023, includes DSUs granted to non-employee directors. See Note 13. Share-Based Compensation for additional information.
(2)Represents the shares of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the date indicated.
(3)As of September 30, 2023, includes contingently returnable common stock in connection with the Technisys Merger, which consists of shares that continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi. See Note 2. Business Combinations for additional information.

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
Technology Platform. The Technology Platform segment includes: (i) technology products and solutions revenue, which is primarily related to our platform-as-a-service through Galileo, which provides the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features, (ii) beginning in March 2022, revenue earned by Technisys, which expanded our segment to include a cloud-native digital and core banking platform offering and which results in the sale of software licenses and the provision of related technology solutions, and (iii) beginning in the third quarter of 2023, interest income earned on segment cash balances, for which prior period amounts were determined to be immaterial. See Note 2. Business Combinations for additional information on the Technisys Merger.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

Three Months Ended September 30, 2023	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$265,215	$573	$93,101	$358,889	$(13,926)	$344,963
Noninterest income (expense)(2)	83,758	89,350	25,146	198,254	(6,008)	192,246
Total net revenue (loss)	$348,973	$89,923	$118,247	$557,143	$(19,934)	$537,209
Servicing rights – change in valuation inputs or assumptions(3)	(7,420)	—	—	(7,420)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	928	—	—	928
Directly attributable expenses	(138,525)	(57,732)	(114,987)	(311,244)
Contribution profit	$203,956	$32,191	$3,260	$239,407

Three Months Ended September 30, 2022	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$139,516	$—	$28,158	$167,674	$(9,824)	$157,850
Noninterest income (expense)(2)	162,178	84,777	20,795	267,750	(1,615)	266,135
Total net revenue (loss)	$301,694	$84,777	$48,953	$435,424	$(11,439)	$423,985
Servicing rights – change in valuation inputs or assumptions(3)	(6,182)	—	—	(6,182)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	1,453	—	—	1,453
Directly attributable expenses	(116,403)	(65,241)	(101,576)	(283,220)
Contribution profit (loss)	$180,562	$19,536	$(52,623)	$147,475

Nine Months Ended September 30, 2023	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$698,147	$573	$225,775	$924,495	$(52,396)	$872,099
Noninterest income (expense)(2)	319,348	254,860	71,625	645,833	(10,547)	635,286
Total net revenue (loss)	1,017,495	255,433	297,400	1,570,328	(62,943)	1,507,385
Servicing rights – change in valuation inputs or assumptions(3)	(28,105)	—	—	(28,105)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	415	—	—	415
Directly attributable expenses	(392,642)	(191,231)	(322,722)	(906,595)
Contribution profit (loss)	$597,163	$64,202	$(25,322)	$636,043

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Nine Months Ended September 30, 2022	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$347,873	$—	$46,965	$394,838	$(19,326)	$375,512
Noninterest income (expense)(2)	463,927	229,481	55,894	749,302	(7,958)	741,344
Total net revenue (loss)	$811,800	$229,481	$102,859	$1,144,140	$(27,284)	$1,116,856
Servicing rights – change in valuation inputs or assumptions(3)	(26,860)	—	—	(26,860)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	7,078	—	—	7,078
Directly attributable expenses	(336,814)	(169,849)	(258,697)	(765,360)
Contribution profit (loss)	$455,204	$59,632	$(155,838)	$358,998
____________________
(1)Within the Technology Platform segment, intercompany fees were $6,950 and $15,645 for the three and nine months ended September 30, 2023, respectively, and $1,757 and $4,198 for the three and nine months ended September 30, 2022. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
(2)Refer to Note 3. Revenue for a reconciliation of revenue from contracts with customers to total noninterest income (expense).
(3)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change, which is recorded within noninterest income in the condensed consolidated statements of operations and comprehensive loss, is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(4)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the condensed consolidated statements of operations and comprehensive loss. The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reportable segments total contribution profit	$239,407	$147,475	$636,043	$358,998
Corporate/Other total net loss	(19,934)	(11,439)	(62,943)	(27,284)
Intercompany expenses	6,950	1,757	15,645	4,198
Servicing rights – change in valuation inputs or assumptions	7,420	6,182	28,105	26,860
Residual interests classified as debt – change in valuation inputs or assumptions	(928)	(1,453)	(415)	(7,078)
Expenses not allocated to segments:
Share-based compensation expense	(62,005)	(77,855)	(202,109)	(235,018)
Employee-related costs(1)	(63,728)	(49,248)	(181,147)	(137,254)
Depreciation and amortization expense	(52,516)	(40,253)	(147,967)	(109,007)
Goodwill impairment expense	(247,174)	—	(247,174)	—
Other corporate and unallocated expenses(2)	(74,420)	(49,617)	(190,354)	(154,187)
Loss before income taxes	$(266,928)	$(74,451)	$(352,316)	$(279,772)
__________________
(1)Includes compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, corporate and FDIC insurance costs, foreign currency translation adjustments and transaction-related expenses.

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
Our three reportable segments and their primary product offerings as of September 30, 2023 were as follows:

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
SoFi Bank
In February 2022, we closed the Bank Merger, pursuant to which we became a bank holding company and began operating SoFi Bank. Golden Pacific’s community bank business continues to operate as a division of SoFi Bank. As a bank holding company, we offer checking and savings accounts and credit cards through SoFi Bank. We are originating all new loan applications within SoFi Bank, and intend to continue to explore other products for SoFi Bank over time. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which have a lower borrowing cost of funds than our warehouse and securitization financing model, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity, and (iv) through deposits, providing us with meaningful member data that can allow us to better serve our members’ financial needs. See Part II, Item 1A. “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
International Operations
While we primarily operate in the United States, we also operate internationally in Latin America and Canada largely through Galileo and Technisys, as well as in Hong Kong through our acquisition of 8 Limited (an investment business) in 2020.
Our Reportable Segments
We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. Below is a discussion of our segments and their primary products and non-product offerings.
Lending Segment
We offer personal loans, student loans and home loans and related servicing. We believe that our market opportunity within each of these lending channels is significant. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous. Furthermore, our platform supports the full transaction lifecycle, including credit application, underwriting, approval, funding and servicing. Through data derived at loan origination and throughout the servicing process, we have life-of-loan performance data on each loan in our ecosystem that we originate and on which we retain servicing, which provides a meaningful data asset.

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
Home Loans.   We offer agency, non-agency and, beginning in the second quarter of 2023, certain government loans (e.g., VA and Federal Housing Administration (“FHA”) loans) for members purchasing a home or refinancing an existing mortgage. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3% (or 0% for VA loans), a close on time guarantee, and educational tools and calculators. We generally offer loan sizes of $75,000 to $726,200 for one-unit properties in conforming normal cost areas (with exceptions for smaller loan sizes considered on a case-by-case basis), up to $1,089,300 for one-unit properties in conforming high cost areas (GSE-eligible loans above the normal conforming limit, which is determined by county), and up to $2,095,200 for multi-unit properties in conforming normal cost and conforming high cost areas, respectively. In addition, we offer loan sizes up to $3,000,000 for jumbo loans (loans in the jumbo loan program), up to $1,500,000 for VA loans, and up to $472,030 for FHA loans in most areas. Our fixed rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We offer adjustable rate mortgage products for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term, and for VA loans, with a fixed rate for 5 years followed by rate adjustments every year for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans.
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

SoFi Technologies, Inc.

Underwriting Process
We have developed an extensive underwriting process across each lending product that is focused on willingness to pay (measured by credit attributes and risk scores), ability to pay (measured through income and free cash flow), and stability (measured by credit experience). A key element of our underwriting process is the ability to facilitate risk-based interest rates that we believe are appropriate for each loan using proprietary risk models through which we project quarterly loan performance, including expected losses and prepayments. We believe the outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members.
Our personal loan and student loan underwriting models are typically based on credit reports, industry credit and bankruptcy prediction models, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Our underwriting strategy utilizes an advanced risk model that provides refined risk separation. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt service, and collateral eligibility established by GSEs. Government loans, such as VA and FHA loans, are subject to the underwriting requirements established by the appropriate government agency. In addition to these requirements, agency-conforming and government loans are subject to credit eligibility overlays imposed by SoFi as well as individual investor requirements. Other non-agency loans originated by us, such as Jumbo loans, are subject to investor credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum limits on debt-to-income service and caps on loan-to-value based on an accredited appraisal.
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
•SoFi Credit Card: Designed to help our members save, invest and pay down debt through a variable rewards program, with higher rewards offerings when redeeming into other SoFi products. Our credit card product features no annual fee and cash back rewards on purchases.

SoFi Technologies, Inc.

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

Business Highlights

We achieved strong results for the three and nine months ended September 30, 2023, including record total net revenue of $537.2 million and $1.5 billion, respectively, representing increases of 27% and 35% over total net revenue in the same periods of 2022, respectively. We realized strong momentum in member and product growth and cross-buy adds, reflecting the benefits of our broad product suite and Financial Services Productivity Loop strategy. We added approximately 2.2 million new members from the end of the third quarter of 2022, with 7.0 million total members as of September 30, 2023, a 47% year-over-year increase. We also added 3.2 million new products over this time period, with 10.4 million total products as of September 30, 2023, a 45% year-over-year increase.
Lending segment contribution profit of $204.0 million and $597.2 million for the three and nine months ended September 30, 2023, respectively, at a margin of 58% and 59%, respectively, increased 13% and 31% over the respective 2022 periods, which had a contribution margin of 60% and 56%, respectively. Additionally, average net interest margin of 5.99% and 5.84% in the three and nine months ended September 30, 2023, respectively, increased 13 and 69 basis points, respectively, compared to 5.86% and 5.15% in the respective 2022 periods. Growth in net interest income was driven by an increase in both average interest-earning assets and average yields, partially offset by an increase in the cost of interest-bearing liabilities. Year-over-year origination volume increased 48% and 31% for the three and nine months ended September 30, 2023, respectively,

SoFi Technologies, Inc.

primarily driven by demand for personal loans and despite continued macroeconomic headwinds in the student and home loan businesses. Student loans saw some increasing demand in the third quarter of 2023 ahead of the resumption of principal and interest payments on federally-held student loans, and we expect that we may continue to see an increase in student loan refinancing. Our acquisition of Wyndham in the second quarter of 2023 provided increased capacity and capabilities for our home loans product, which contributed to a notable year-over-year increase in the second and third quarters of 2023, and which we expect to continue to provide benefits during the remainder of the year.
Technology Platform segment total net revenue increased 6% and 11% for the three and nine months ended September 30, 2023 compared to the respective 2022 periods, while contribution profit of $32.2 million and $64.2 million increased 65% and 8%, respectively. Margin improvements were driven primarily by Galileo account growth and decreases in directly attributable expenses, as we begin to realize the benefits of earlier investments made to support Technology Platform product development and the integration of Galileo and Technisys. The year-to-date comparison was also impacted by a partial period of contribution from Technisys in 2022 compared to a full period of contribution in 2023. We have shifted our strategy to target larger potential clients with larger existing businesses, business-to-business clients and a more durable client base, which is expected to have a longer sales cycle. In addition, we continue to pursue a diversified durable growth strategy with expansion via new products and geographies. We expect growth in segment revenue to continue to accelerate during the remainder of the year, with increased contribution from new clients along with greater product adoption among existing clients.
Within Financial Services, contribution profit (loss) of $3.3 million and $(25.3) million for the three and nine months ended September 30, 2023, respectively, significantly improved compared to $(52.6) million and $(155.8) million in the respective 2022 periods, and total net revenue of $118.2 million and $297.4 million for the three and nine months ended September 30, 2023, respectively, increased 142% and 189% over the respective 2022 periods. We achieved continued strong growth in deposits, ending the period with $15.7 billion of deposits, allowing us to maintain diversified sources of funding and driving an increase in net interest income earned on our deposits. In addition, we grew total Financial Services products by 50% year over year. We continue to realize scale in our marketing spend and improvement in operating leverage in the segment. We expect to continue to scale our products through increased brand awareness and network effects and to be contribution profit positive in the segment at the end of 2023 and beyond.
The strength of our results underscores our belief that our suite of differentiated products and services provides the foundation for a diversified business that can endure through market cycles as well as exogenous factors. For instance, our deposit funding increases our flexibility to capture additional net interest margin and optimize returns, which typically provides more stable earnings in any macroeconomic environment, but is particularly important during times of excess macroeconomic volatility. During 2023, we continued to have strong deposit contribution from direct deposit members with a high quality median FICO score. We expect that our funding mix will continue to move towards deposit funding, which has a lower borrowing cost of funds than our warehouse and securitization financing model. We also provided our members with access to expanded FDIC insurance coverage through a network of participating banks, further enhancing our benefits offering to our members. Our Tier 1 capital ratio, as calculated under applicable regulatory capital rules, was 14.3% as of September 30, 2023.

Non-GAAP Financial Measures

Our management and Board of Directors use adjusted net revenue and adjusted EBITDA, which are non-GAAP financial measures, to evaluate our operating performance, formulate business plans, help better assess our overall liquidity position, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that these non-GAAP measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
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

SoFi Technologies, Inc.

comparability to other companies that do not utilize this measure or that use a similar measure that is defined in a different manner.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Total net revenue	$537,209	$423,985	$1,507,385	$1,116,856
Servicing rights – change in valuation inputs or assumptions(1)	(7,420)	(6,182)	(28,105)	(26,860)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	928	1,453	415	7,078
Adjusted net revenue	$530,717	$419,256	$1,479,695	$1,097,074
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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total net revenue	$537,209	$498,018	$472,158	$456,679	$423,985
Servicing rights – change in valuation inputs or assumptions(1)	(7,420)	(8,601)	(12,084)	(12,791)	(6,182)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	928	(602)	89	(470)	1,453
Adjusted net revenue	$530,717	$488,815	$460,163	$443,418	$419,256
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

SoFi Technologies, Inc.

The reconciling items to determine our non-GAAP measure of adjusted net revenue are applicable only to the Lending segment. The table below presents adjusted net revenue for the Lending segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Total net revenue – Lending	$348,973	$301,694	$1,017,495	$811,800
Servicing rights – change in valuation inputs or assumptions(1)	(7,420)	(6,182)	(28,105)	(26,860)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	928	1,453	415	7,078
Adjusted net revenue – Lending	$342,481	$296,965	$989,805	$792,018
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

Net Loss and Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(266,684)	$(74,209)	$(348,655)	$(280,401)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	9,784	5,270	26,951	11,369
Income tax (benefit) expense(2)	(244)	(242)	(3,661)	629
Depreciation and amortization(3)	52,516	40,253	147,967	109,007
Share-based expense	62,005	77,855	202,109	235,018
Restructuring charges(4)	—	—	4,953	—
Impairment expense(5)	247,174	—	248,417	—
Transaction-related expense(6)	(34)	100	142	17,446
Servicing rights – change in valuation inputs or assumptions(7)	(7,420)	(6,182)	(28,105)	(26,860)
Residual interests classified as debt – change in valuation inputs or assumptions(8)	928	1,453	415	7,078
Total adjustments	364,709	118,507	599,188	353,687
Adjusted EBITDA	$98,025	$44,298	$250,533	$73,286
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
(2)Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the three and nine month 2023 periods, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys. See Note 14. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the 2023 periods increased compared to the 2022 periods primarily in connection with acquisitions and growth in our internally-developed software balance.
(4)Restructuring charges in the nine-month 2023 period primarily included employee-related wages, benefits and severance associated with a small reduction in headcount in our Technology Platform segment in the first quarter of 2023, which do not reflect expected future operating expenses and are not indicative of our core operating performance.
(5)Impairment expense includes $247,174 related to goodwill impairment in the three and nine month 2023 periods, and $1,243 related to a sublease arrangement in the nine month 2023 period, which are not indicative of our core operating performance.
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

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Net loss	$(266,684)	$(47,549)	$(34,422)	$(40,006)	$(74,209)
Non-GAAP adjustments:
Interest expense – corporate borrowings	9,784	9,167	8,000	7,069	5,270
Income tax (benefit) expense	(244)	(1,780)	(1,637)	1,057	(242)
Depreciation and amortization	52,516	50,130	45,321	42,353	40,253
Share-based expense	62,005	75,878	64,226	70,976	77,855
Restructuring charges	—	—	4,953	—	—
Impairment expense	247,174	—	1,243	—	—
Transaction-related expense	(34)	176	—	1,872	100
Servicing rights – change in valuation inputs or assumptions	(7,420)	(8,601)	(12,084)	(12,791)	(6,182)
Residual interests classified as debt – change in valuation inputs or assumptions	928	(602)	89	(470)	1,453
Total adjustments	364,709	124,368	110,111	110,066	118,507
Adjusted EBITDA	$98,025	$76,819	$75,689	$70,060	$44,298

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	September 30, 2023	September 30, 2022	% Change
Members	6,957,187	4,742,673	47%
Total Products	10,447,806	7,199,298	45%
Total Products — Lending segment	1,593,906	1,280,493	24%
Total Products — Financial Services segment	8,853,900	5,918,805	50%
Total Accounts — Technology Platform segment	136,739,131	124,332,810	10%
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
Since our inception through September 30, 2023, we have served approximately 7.0 million members who have used approximately 10.4 million products on the SoFi platform.

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

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	September 30, 2023	September 30, 2022	Variance	% Change
Personal loans	1,057,995	783,645	274,350	35%
Student loans	507,567	471,141	36,426	8%
Home loans	28,344	25,707	2,637	10%
Total lending products	1,593,906	1,280,493	313,413	24%
Total financial services products were composed of the following:

Financial Services Products	September 30, 2023	September 30, 2022	Variance	% Change
Money(1)	3,063,778	2,002,791	1,060,987	53%
Invest	2,465,072	2,067,621	397,451	19%
Credit Card	235,791	153,978	81,813	53%
Referred loans(2)	51,301	36,538	14,763	40%
Relay	2,958,497	1,600,102	1,358,395	85%
At Work	79,461	57,775	21,686	38%
Total financial services products	8,853,900	5,918,805	2,935,095	50%
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

	September 30, 2023	September 30, 2022	Variance	% Change
Total accounts	136,739,131	124,332,810	12,406,321	10%

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
Industry Trends and General Economic Conditions
The Federal Reserve increased the benchmark interest rate throughout 2022 and several times in 2023, largely in response to high inflation, low unemployment and strong consumer demand, while balancing macroeconomic risks, such as increased market volatility. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and expanded access to FDIC insurance coverage. However, rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. Economic and market volatility may continue to occur and could worsen, including if there is additional turmoil in the banking and financial services sectors, which could adversely impact our liquidity, results of operations and financial condition. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, although we have not observed a decline in our overall deposits to date, our members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. In addition, if the Federal Reserve does not effectively curb inflation or interest rates further rise unexpectedly or too quickly or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations. In 2023, we saw a continuation from 2022 of elevated credit spreads across capital markets and changes in consumer credit. Our increased personal loan annualized charge-off rate year over year was reflective of our expectation of credit metrics to revert over time to more normalized levels, but remains healthy, while our higher credit card annualized charge-off rate was reflective of our maturing portfolio. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.

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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023
Weighted average coupon rate(1)	13.8%	13.6%	5.3%	5.0%
Weighted average annual default rate	4.6	4.6	0.5	0.5
Weighted average conditional prepayment rate	20.3	19.0	10.5	10.6
Weighted average discount rate	6.6	6.1	4.8	4.4
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the third quarter of 2023 relative to the second quarter of 2023, we observed the following trends:
•The weighted average coupon rates on personal loans and student loans increased by 20 bps and 30 bps, respectively, which reflects rate increases passed on to borrowers as benchmark interest rates have increased, combined with higher personal and student loan originations.
•The two and five year swap rates increased by 16 bps and 43 bps, respectively, as well as the applicable benchmark rate forward curve. For personal loans, our discount rate assumptions increased in the third quarter primarily due to larger spreads indicated by asset-backed security and secondary bond markets, as well as the impacts of the increased benchmark rates. For student loans, our discount rate assumptions increased in the third quarter primarily due to the impacts of the increased benchmark rates.
•Annualized net charge-off rates on personal loans and student loans in the third quarter of 2023 were 3.44% and 0.38%, respectively, which remained lower than the assumed weighted average default rates in our fair value model of 4.6% and 0.5%, respectively. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due. For instance, personal loans are marked down on average 70% when the loans are 30 days past due.
The combination of these and other factors, including higher in period originations, resulted in fair value gains recognized on our personal loans portfolio and fair value losses recognized on our student loans portfolio during the third quarter of 2023.
Student Loan Relief
In June 2023, Congress passed the Fiscal Responsibility Act of 2023 which, among other things, ended the suspension of principal and interest payments on federally-held student loans pursuant to the CARES Act passed in 2020, which became effective 60 days after June 30, 2023, as well as prohibits the Secretary of Education from implementing any extension of any executive action or rule pursuant thereto. Additionally, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness of $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than $125,000 annually and certain changes to income-driven repayment plans for student loans (the “Biden Forgiveness Program”). Although the U.S. Supreme Court subsequently struck down the Biden Forgiveness Program, President Biden indicated between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to pay their student loan bills to credit agencies. In addition, on July 14, 2023, President Biden announced that $39 billion in federal student loan debt would be eliminated to remedy mistakes of loan servicers, and other student loan holders will have

SoFi Technologies, Inc.

their loans adjusted. On October 4, 2023, the Biden Administration approved an additional 125,000 borrowers for student loan debt relief, totaling an additional $9 billion in student debt forgiveness.
While we expect we may continue to see an increase in student loan refinancing volume following the end of the federal student loan payment moratorium after August 30, 2023, as borrowers may look to refinance at a lower rate or, given the high interest rate environment, may look to extend the loan term, the timing and impact to our student loan refinancing product will largely depend on expectations regarding the introduction or implementation of additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$344,963	$157,850	$187,113	119%	$872,099	$375,512	$496,587	132%
Total noninterest income	192,246	266,135	(73,889)	(28)	635,286	741,344	(106,058)	(14)
Total net revenue	537,209	423,985	113,224	27	1,507,385	1,116,856	390,529	35
Total noninterest expense	804,137	498,436	305,701	61	1,859,701	1,396,628	463,073	33
Loss before income taxes	(266,928)	(74,451)	(192,477)	259	(352,316)	(279,772)	(72,544)	26
Income tax benefit (expense)	244	242	2	1	3,661	(629)	4,290	n/m
Net loss	$(266,684)	$(74,209)	$(192,475)	259%	$(348,655)	$(280,401)	$(68,254)	24%

SoFi Technologies, Inc.

Net Interest Income
The tables below present average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,342,361	$24,485	4.15%	$1,067,810	$2,529	0.95%
Investment securities	517,786	1,838	1.41	504,365	3,097	2.46
Loans(2)	19,996,570	537,947	10.67	9,150,847	191,525	8.37
Total interest-earning assets	22,856,717	564,270	9.79	10,723,022	197,151	7.35
Total noninterest-earning assets	3,116,217			3,019,934
Total assets	$25,972,934			$13,742,956
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,355,243	$12,837	2.16%	$1,982,603	$7,769	1.57%
Savings deposits	9,416,236	104,375	4.40	1,453,458	6,114	1.68
Time deposits	2,244,196	28,351	5.01	354,211	266	0.30
Total interest-bearing deposits	14,015,675	145,563	4.12	3,790,272	14,149	1.49
Warehouse facilities	3,223,333	51,257	6.31	1,523,903	12,539	3.29
Securitization debt	724,063	9,374	5.14	487,142	4,492	3.69
Other debt(3)	1,644,295	13,113	3.16	1,647,221	7,988	1.94
Total debt	5,591,691	73,744	5.23	3,658,266	25,019	2.74
Residual interests classified as debt	10,744	—	—	48,894	904	7.40
Total interest-bearing liabilities	19,618,110	219,307	4.44	7,497,432	40,072	2.14
Total noninterest-bearing liabilities	783,925			735,086
Total liabilities	20,402,035			8,232,518
Total temporary equity	320,374			320,374
Total permanent equity	5,250,525			5,190,064
Total liabilities, temporary equity and permanent equity	$25,972,934			$13,742,956

Net interest income(4)		$344,963			$157,079
Net interest margin(5)			5.99%			5.86%
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
(5)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

SoFi Technologies, Inc.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,973,892	$57,094	3.87%	$1,168,934	$3,930	0.45%
Investment securities	486,931	11,259	3.09	521,027	9,107	2.33
Loans(2)	17,520,517	1,337,476	10.21	8,007,445	451,247	7.51
Total interest-earning assets	19,981,340	1,405,829	9.41	9,697,406	464,284	6.38
Total noninterest-earning assets	3,140,883			2,614,678
Total assets	$23,122,223			$12,312,084
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,100,866	$38,611	2.46%	$1,146,498	$10,696	1.24%
Savings deposits	7,409,745	225,649	4.07	761,377	8,130	1.42
Time deposits	1,701,417	60,948	4.79	148,299	297	0.27
Total interest-bearing deposits	11,212,028	325,208	3.88	2,056,174	19,123	1.24
Warehouse facilities	3,093,592	139,513	6.03	2,076,242	32,159	2.07
Securitization debt	823,457	30,570	4.96	553,790	15,229	3.67
Other debt(3)	1,644,427	38,298	3.11	1,644,414	19,670	1.59
Total debt	5,561,476	208,381	5.01	4,274,446	67,058	2.09
Residual interests classified as debt	13,334	141	1.41	64,681	3,469	7.15
Total interest-bearing liabilities	16,786,838	533,730	4.25	6,395,301	89,650	1.87
Total noninterest-bearing liabilities	754,024			639,926
Total liabilities	17,540,862			7,035,227
Total temporary equity	320,374			320,374
Total permanent equity	5,260,987			4,956,483
Total liabilities, temporary equity and permanent equity	$23,122,223			$12,312,084

Net interest income(4)		$872,099			$374,634
Net interest margin(5)			5.84%			5.15%
__________________
(1)Average balances were calculated on daily carrying balances for the 2023 period and on ten-month ending carrying balances for the 2022 period, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
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
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, net interest income increased by $187.1 million, or 119%, and net interest margin increased by 13 basis points. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, net interest income increased by $496.6 million, or 132%, and net interest margin increased by 69 basis points. The increases were primarily driven by higher interest income from (i) personal loans, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods for both personal and student loans, and (ii) interest-bearing deposits with banks, which reflected our strong liquidity position in a rising interest rate environment. Average interest-earning assets increased by 113% and 106% during the three and nine-month periods, respectively, and average yields increased by 244 and 303 basis points, respectively.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$13,324	$8,632	$21,956	$23,283	$29,881	$53,164
Investment securities	47	(1,306)	(1,259)	(789)	2,941	2,152
Loans	291,771	54,651	346,422	726,206	160,023	886,229
Total interest income	305,142	61,977	367,119	748,700	192,845	941,545
Interest expense:
Interest-bearing deposits	106,198	25,216	131,414	265,568	40,517	306,085
Debt	25,498	23,227	48,725	48,223	93,100	141,323
Residual interests classified as debt	—	(904)	(904)	(544)	(2,784)	(3,328)
Total interest expense	131,696	47,539	179,235	313,247	130,833	444,080
Net interest income	$173,446	$14,438	$187,884	$435,453	$62,012	$497,465
___________________
(1)We calculate the changes in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Loan origination and sales	$81,683	$163,697	$(82,014)	(50)%	$311,258	$465,815	$(154,557)	(33)%
Securitizations	(6,298)	(8,772)	2,474	(28)	(22,375)	(31,790)	9,415	(30)
Servicing	8,009	7,296	713	10	29,803	30,003	(200)	(1)
Technology products and solutions	81,856	82,035	(179)	—	236,946	223,562	13,384	6
Other	26,996	21,879	5,117	23	79,654	53,754	25,900	48
Total noninterest income	$192,246	$266,135	$(73,889)	(28)	$635,286	$741,344	$(106,058)	(14)
Total net revenue	$537,209	$423,985	$113,224	27%	$1,507,385	$1,116,856	$390,529	35%
Three Months. Total noninterest income decreased by $73.9 million, or 28%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which was primarily attributable to: (i) higher loan write-offs in the 2023 period, (ii) the net effect of lower income related to in-period originations, loan sale execution and fair value adjustments on loans, which were primarily impacted by higher benchmark rates, higher personal loan origination volume and longer loan holding periods, as well as lower gains on loan hedging activities due to smaller increases in interest rates during the 2023 period, (iii) higher origination fees primarily related to a new product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, and (iv) increased interchange and brokerage revenue.
Nine Months. Total noninterest income decreased by $106.1 million, or 14%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was primarily attributable to: (i) higher loan write-offs in the 2023 period, (ii) the net effect of lower gains on loan hedging activities due to smaller increases in interest rates during the 2023 period, partially offset by higher income related to in period originations, loan sale execution and fair value adjustments on loans, which were primarily impacted by higher personal loan origination volume and lower student loan prepayment

SoFi Technologies, Inc.

assumptions, (iii) higher origination fees primarily related to a new product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, (iv) improved securitizations income driven by a positive variance in our securitization bond fair values, and an increase in securitization loan fair market values primarily associated with a consolidated securitization transaction in the first quarter of 2023, partially offset by lower gains in the 2023 period on risk retention hedge activities, (v) growth in technology products and solutions fees largely driven by revenue contribution from Technisys for the full period in 2023, and (vi) increased interchange revenue.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Technology and product development	$125,698	$110,702	$14,996	14%	$369,602	$291,976	$77,626	27%
Sales and marketing	186,719	162,129	24,590	15	544,695	444,121	100,574	23
Cost of operations	98,258	83,083	15,175	18	276,051	232,611	43,440	19
General and administrative	124,457	126,199	(1,742)	(1)	379,326	388,533	(9,207)	(2)
Goodwill impairment	247,174	—	247,174	n/m	247,174	—	247,174	n/m
Provision for credit losses	21,831	16,323	5,508	34	42,853	39,387	3,466	9
Total noninterest expense	$804,137	$498,436	$305,701	61%	$1,859,701	$1,396,628	$463,073	33%
Three Months. Total noninterest expense increased by $305.7 million, or 61%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by: (i) goodwill impairment expense related to the Galileo and Technisys reporting units, further discussed within “Critical Accounting Policies and Estimates—Goodwill”,(ii) increases in utilization of lead generation channels, advertising and marketing expenditures and direct member incentives, and (iii) increased amortization of purchased and internally-developed software, and in tools and subscriptions costs, reflective of continued investments in technology.
Nine Months. Total noninterest expense increased by $463.1 million, or 33%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by: (i) goodwill impairment expense related to the Galileo and Technisys reporting units, further discussed within “Critical Accounting Policies and Estimates—Goodwill”, (ii) increases in advertising and marketing expenditures, utilization of lead generation channels and direct member incentives, (iii) higher employee compensation and benefits, which was attributable to increases in headcount and salary and the inclusion of Technisys for the full 2023 period compared to a partial period in 2022, related to support of our growth and impacts of the inflationary environment, as well as restructuring charges during the first quarter of 2023 and partially offset by decreases in share-based compensation expense, (iv) increased amortization of purchased and internally-developed software, and in tools and subscriptions costs, reflective of continued investments in technology, and (v) increases in amortization of intangible assets primarily due to acquired intangible assets in the Technisys Merger and Wyndham acquisition. These increases were partially offset by the absence of transaction expenses that were incurred in the 2022 period related to our acquisition of Technisys.

SoFi Technologies, Inc.

Provision for Credit Losses
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	September 30, 2023	September 30, 2022
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$51,923	$34,370
Total loans held for investment outstanding(1)	$407,693	$310,527
Ratio(2)	12.74%	11.07%
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

	September 30, 2023		September 30, 2022
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$50,055	72%	$32,960	70%
Commercial and consumer banking	1,868	28	1,410	30
Total	$51,923	100%	$34,370	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$13,895,181	$120,372	3.44%	$4,914,715	$23,961	1.95%
Student loans	5,662,842	5,432	0.38	3,837,742	3,169	0.33
Home loans	80,614	—	—	131,067	—	—
Credit card(3)	247,694	11,127	17.82	182,490	5,133	11.25
Commercial and consumer banking	110,239	8	0.03	84,833	(5)	n/m
Total loans	$19,996,570	$136,939	2.72%	$9,150,847	$32,258	1.41%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$11,731,420	$278,778	3.18%	$3,790,432	$42,412	1.49%
Student loans	5,375,562	15,432	0.38	3,844,797	8,470	0.29
Home loans	75,002	—	—	149,461	—	—
Credit card(3)	230,849	31,713	18.37	156,295	12,438	10.61
Commercial and consumer banking	107,684	5	0.01	66,460	(4)	n/m
Total loans	$17,520,517	$325,928	2.49%	$8,007,445	$63,316	1.05%
___________________

SoFi Technologies, Inc.

(1)Average balances were calculated on daily carrying balances for the 2023 periods and on four-month or ten-month ending carrying balances for the 2022 periods, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
(2)Net charge-offs include both credit- and certain non-credit-related charge-offs.
(3)The increase in the net charge-off rate associated with credit card was primarily related to our maturing portfolio.
The provision for credit losses for the three and nine months ended September 30, 2023 increased by $5.5 million, or 34%, and $3.5 million, or 9%, respectively, compared to the same periods in 2022. The increase during the three-month period was primarily related to growth in total credit card balances.
Income Taxes
For the three and nine months ended September 30, 2023, we recorded income tax benefit of $0.2 million and $3.7 million, respectively. For the three and nine months ended September 30, 2022, we recorded income tax benefit (expense) of $0.2 million and $(0.6) million, respectively. Income taxes were primarily attributable to tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required. For the three and nine month 2023 periods, this expense was more than offset by income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.

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
Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
Metric	2023	2022	$ Change	% Change	2023	2022	Change	% Change
Total products (number, as of period end)	1,593,906	1,280,493	313,413	24%	1,593,906	1,280,493	313,413	24%
Origination volume ($ in thousands, during period)
Personal loans	$3,885,967	$2,809,759	$1,076,208	38%	$10,578,306	$7,307,612	$3,270,694	45%
Student loans	919,330	457,184	462,146	101	1,840,070	1,839,710	360	—
Home loans	355,698	216,246	139,452	64	688,608	860,676	(172,068)	(20)
Total	$5,160,995	$3,483,189	$1,677,806	48%	$13,106,984	$10,007,998	$3,098,986	31%
Loans with a balance (number, as of period end)(1)	967,851	717,148	250,703	35%	967,851	717,148	250,703	35%
Average loan balance ($, as of period end)(1)
Personal loans	$24,221	$24,772	$(551)	(2)%	$24,221	$24,772	$(551)	(2)%
Student loans(2)	44,828	47,152	(2,324)	(5)	44,828	47,152	(2,324)	(5)
Home loans	285,773	286,855	(1,082)	—	285,773	286,855	(1,082)	—
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

SoFi Technologies, Inc.

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
Personal Loans. During the three and nine months ended September 30, 2023, personal loan origination volume increased significantly relative to the corresponding 2022 periods, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment.
Student Loans. During the three months ended September 30, 2023, student loan origination volume increased significantly relative to the corresponding 2022 period, as demand for student loan refinancing products increased ahead of the resumption of principal and interest payments on federally-held student loans as borrowers look to refinance at a lower rate or, given the high interest rate environment, to extend the loan term. During the nine months ended September 30, 2023, student loan origination volume remained flat relative to the corresponding 2022 period, primarily due to the unfavorable impact of the suspension of principal and interest payments on federally-held student loans through August 30, 2023 and the expectation of debt cancellation for certain federal student loan borrowers which was struck down by the U.S. Supreme Court in June 2023, combined with a continued rising interest rate environment in 2023. See “Key Factors Affecting Operating Results—Student Loan Relief” for additional discussion of student loans.
Home Loans. During the three months ended September 30, 2023, home loan origination volume increased significantly relative to the corresponding 2022 period aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham. During the nine months ended September 30, 2023, home loan origination volume decreased significantly relative to the corresponding 2022 period due to continued rising interest rates, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations historically represented a smaller percentage of our home loan originations, our mix during the 2023 period has shifted toward more purchase originations, which we would expect to continue under similar macroeconomic conditions. Our home loan origination volume increased notably in the second and third quarters of 2023 compared to the first quarter of 2023, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham, which we expect to continue to provide benefits during the remainder of the year.
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

SoFi Technologies, Inc.

In the table below, we present additional information related to our lending products:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Overall weighted average origination FICO	751	749	750	752
Personal Loans
Weighted average origination FICO	744	746	745	747
Weighted average interest rate earned(1)	13.57%	12.22%	13.20%	11.65%
Interest income recognized	$452,771	$143,757	$1,103,979	$317,342
Sales of loans	$15,006	$749,648	$65,019	$2,851,466
Student Loans
Weighted average origination FICO	781	771	775	773
Weighted average interest rate earned(1)	5.17%	4.23%	5.01%	4.09%
Interest income recognized	$72,081	$40,019	$196,510	$115,859
Sales of loans	$—	$74,080	$96,678	$877,920
Home Loans
Weighted average origination FICO	755	747	756	747
Weighted average interest rate earned(1)	5.67%	4.37%	5.51%	3.24%
Interest income recognized	$1,276	$1,499	$3,441	$3,731
Sales of loans	$333,843	$251,821	$678,136	$959,971
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average unpaid principal balances of loans outstanding during the period, determined on a daily basis for the 2023 periods and on a four-month or ten-month basis for the 2022 periods, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$265,215	$139,516	$125,699	90%	$698,147	$347,873	$350,274	101%
Noninterest income	83,758	162,178	(78,420)	(48)	319,348	463,927	(144,579)	(31)
Total net revenue	348,973	301,694	47,279	16	1,017,495	811,800	205,695	25
Servicing rights – change in valuation inputs or assumptions(1)	(7,420)	(6,182)	(1,238)	20	(28,105)	(26,860)	(1,245)	5
Residual interests classified as debt – change in valuation inputs or assumptions(2)	928	1,453	(525)	(36)	415	7,078	(6,663)	(94)
Directly attributable expenses	(138,525)	(116,403)	(22,122)	19	(392,642)	(336,814)	(55,828)	17
Contribution profit	$203,956	$180,562	$23,394	13%	$597,163	$455,204	$141,959	31%
Adjusted net revenue(3)	$342,481	$296,965	$45,516	15%	$989,805	$792,018	$197,787	25%
__________________
(1)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change, which is recorded within noninterest income in the condensed consolidated statements of operations and comprehensive loss, is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(2)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the condensed consolidated statements of operations and comprehensive loss. The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(3)Adjusted net revenue is a non-GAAP financial measure. For information regarding our use and definition of this measure and for a reconciliation to the most directly comparable U.S. GAAP measure, total net revenue, see “Non-GAAP Financial Measures” herein.

SoFi Technologies, Inc.

Net interest income
Net interest income in our Lending segment increased by $125.7 million, or 90%, and by $350.3 million, or 101%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, which was primarily attributable to increases in average personal loan unpaid principal balances of $7.9 billion (173%) and $6.9 billion (200%), respectively, and in average student loan unpaid principal balances of $1.9 billion (57%) and $1.7 billion (51%), respectively, combined with a higher weighted average interest rate. The personal loan average balance increase was primarily attributable to higher origination volume and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods. Interest expense associated with funding our lending activities increased by $214.5 million, or 443%, and by $516.5 million, or 532%, for the three and nine-month year-over-year periods, respectively, primarily due to the sharp increases in benchmark rates which are reflective of the higher interest rate environment year over year, as well as higher average loan balances.
Noninterest income
Noninterest income in our Lending segment decreased by $78.4 million, or 48%, and by $144.6 million, or 31%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, which was primarily driven by lower loan origination and sales income of $82.0 million and $154.6 million, respectively. For the nine month period, this was partially offset by higher securitizations income of $9.4 million.
Loan Origination and Sales
The following table presents the components of noninterest income—loan origination and sales:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$57,450	$88,026	$(30,576)	(35)%	$337,425	$183,098	$154,327	84%
Economic derivative hedges of loan fair values	80,029	106,240	(26,211)	(25)	165,531	336,382	(170,851)	(51)
Other derivative instruments(2)	2,180	(6,087)	8,267	n/m	4,443	(10,711)	15,154	n/m
Loan origination fees	56,394	2,238	54,156	n/m	73,577	6,169	67,408	n/m
Loan write-off expense – whole loans(3)	(115,410)	(26,021)	(89,389)	344	(271,437)	(47,698)	(223,739)	469
Loan repurchase (expense) benefit(4)	(515)	479	(994)	n/m	(243)	2,266	(2,509)	n/m
Other	1,562	(1,174)	2,736	n/m	1,988	(3,661)	5,649	n/m
Loan origination and sales noninterest income	$81,690	$163,701	$(82,011)	(50)%	$311,284	$465,845	$(154,561)	(33)%
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
(3)For the three months ended September 30, 2023 and 2022, includes gross write-offs of $134.1 million and $31.4 million, respectively. Total recoveries were $18.7 million and $5.4 million, respectively, of which $13.2 million and $2.7 million, respectively, were captured via loan sales to a third-party collection agency. For the nine months ended September 30, 2023 and 2022, includes gross write-offs of $320.5 million and $60.9 million, respectively. Total recoveries were $49.1 million and $13.2 million, respectively, of which $30.8 million and $4.4 million, respectively, were captured via loan sales to a third-party collection agency. The increases in loan write-off expense were related to increased origination volume and longer loan holding periods.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information.
Three Months. The decrease in loan origination and sales income was primarily driven by: (i) higher personal loan write-offs in the 2023 period, primarily driven by longer loan holding periods and elevated charge off rates, and (ii) lower fair value gains on personal loans and higher fair value losses on student loans, which were primarily impacted by higher benchmark rates, higher personal and student loan origination volume, and longer loan holding periods, and (iii) lower gains in the 2023 period on personal loan and student loan interest rate swap positions primarily driven by smaller increases in interest rates during the 2023 period. This decrease was partially offset by: (i) higher origination fees primarily related to a new product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual

SoFi Technologies, Inc.

percentage rate, and (ii) fair value gains on home loans (compared to losses in the 2022 period), which were primarily impacted by lower benchmark rates.
Nine Months. The decrease in loan origination and sales income was primarily driven by: (i) higher personal loan write-offs in the 2023 period, primarily driven by longer loan holding periods and elevated charge off rates, and (ii) lower gains in the 2023 period on student loan and personal loan interest rate swap positions and on home loan pipeline hedges primarily driven by smaller increases in interest rates and in the underlying hedge price index during the 2023 period, respectively. This decrease was partially offset by: (i) higher fair value gains on personal loans and fair value gains on student loans in the 2023 period (compared to losses in the 2022 period), which were primarily impacted by higher origination volume and lower prepayment assumptions, respectively, (ii) fair value gains on home loans (compared to losses in the 2022 period), which were primarily impacted by smaller decreases in benchmark rates, (iii) higher origination fees primarily related to a new product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, and (iv) losses on home loan and student loan sale execution in the 2022 period, which were due to both volume and price factors.
Securitizations
Nine Months. The improvement in securitizations income was primarily driven by an increase in securitization loan and residual interests in securitization trusts fair market values primarily associated with consolidated securitization transactions in the first and third quarters of 2023, and a positive variance in our securitization bond and residual interest position fair values. This was partially offset by the impact of securitization write-offs and lower gains in the 2023 period on risk retention hedge activities.
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

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Servicing income recognized
Personal loans	$5,048	$9,806	$(4,758)	(49)%	$17,234	$27,901	$(10,667)	(38)%
Student loans	6,219	9,293	(3,074)	(33)	19,235	29,119	(9,884)	(34)
Home loans	3,721	3,387	334	10	11,052	9,416	1,636	17
Servicing rights fair value change
Personal loans	$(1,998)	$(3,013)	$1,015	(34)%	$(9,943)	$(857)	$(9,086)	n/m
Student loans	(4,788)	(4,053)	(735)	18%	(2,238)	(9,137)	6,899	(76)%
Home loans	3,777	(1,460)	5,237	n/m	4,981	10,173	(5,192)	(51)%

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Direct advertising	$49,477	$44,813	$4,664	10%	$142,843	$127,704	$15,139	12%
Lead generation	35,229	25,999	9,230	36	90,303	69,381	20,922	30
Compensation and benefits	31,136	27,717	3,419	12	87,242	77,855	9,387	12
Loan origination and servicing costs	12,307	10,736	1,571	15	35,676	31,838	3,838	12
Professional services	1,650	1,896	(246)	(13)	6,610	5,765	845	15
Intercompany technology platform expenses	300	—	300	n/m	512	—	512	n/m
Other(1)	8,426	5,242	3,184	61	29,456	24,271	5,185	21
Directly attributable expenses	$138,525	$116,403	$22,122	19%	$392,642	$336,814	$55,828	17%
___________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third-party loan fraud.
Lending segment directly attributable expenses for the three and nine months ended September 30, 2023 increased by $22.1 million, or 19%, and $55.8 million, or 17%, respectively, compared to the same periods in 2022, primarily due to: (i) an increase in personal loan lead generation channels during 2023; (ii) an increase in direct advertising primarily related to direct mail advertising; (iii) an increase in allocated compensation and related benefits, which reflected increases in average compensation and average headcount in 2023; and (iv) an increase in other expenses, primarily related to loan marketing expenses and third-party loan fraud.
Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2023 vs 2022
	September 30, 2023	September 30, 2022	Change	% Change
Total accounts	136,739,131	124,332,810	12,406,321	10%
See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$573	$—	$573	n/m	$573	$—	$573	n/m
Noninterest income	89,350	84,777	4,573	5%	254,860	229,481	25,379	11%
Total net revenue	89,923	84,777	5,146	6	255,433	229,481	25,952	11
Directly attributable expenses	(57,732)	(65,241)	7,509	(12)	(191,231)	(169,849)	(21,382)	13
Contribution profit	$32,191	$19,536	$12,655	65%	$64,202	$59,632	$4,570	8%
Net interest income
Net interest income in our Technology Platform segment of $0.6 million for both the three and nine months ended September 30, 2023 relates to interest income earned on segment cash balances, which we began recording within the

SoFi Technologies, Inc.

Technology Platform segment in the third quarter of 2023. Prior period amounts were determined to be immaterial, and presented within Corporate/Other.
Noninterest income
Noninterest income in our Technology Platform segment increased by $4.6 million, or 5%, and $25.4 million, or 11%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in the nine-month period was primarily attributable to growth in technology products and solutions fees driven by revenue contribution from Technisys for the full 2023 period compared to seven months of 2022. Noninterest income also included $7.0 million and $15.6 million of intercompany revenue for the three and nine months ended September 30, 2023, respectively, compared to $1.8 million and $4.2 million for the three and nine months ended September 30, 2022, respectively. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2023 periods by our Financial Services segment, as well as within our Technology Platform segment, as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Compensation and benefits	$34,155	$39,862	$(5,707)	(14)%	$112,201	$101,544	$10,657	10%
Product fulfillment	11,784	10,531	1,253	12	34,332	29,489	4,843	16
Tools and subscriptions	6,085	5,425	660	12	19,931	13,552	6,379	47
Professional services	3,664	3,609	55	2	10,841	10,492	349	3
Other(1)	2,044	5,814	(3,770)	(65)	13,926	14,772	(846)	(6)
Directly attributable expenses	$57,732	$65,241	$(7,509)	(12)%	$191,231	$169,849	$21,382	13%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing, and data center costs.
Technology Platform segment directly attributable expenses decreased by $7.5 million, or 12%, and increased by $21.4 million, or 13%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to: (i) a decrease in compensation benefits expense for the three month period, which reflected a decrease in average headcount in 2023 corresponding with restructuring during the first quarter of 2023, and an increase in compensation and benefits expense for the nine-month period, primarily related to bonus adjustments in the second quarter of 2023 and the inclusion of Technisys in our results for the full nine-month 2023 period; (ii) an increase in tools and subscriptions costs related to internal technology initiatives to support the growth of the platform, along with the inclusion of Technisys in our results for the full nine-month 2023 period; and (iii) an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform.
Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

			2023 vs. 2022
	September 30, 2023	September 30, 2022	Change	% Change
Total products	8,853,900	5,918,805	2,935,095	50%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.

SoFi Technologies, Inc.

Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$93,101	$28,158	$64,943	231%	$225,775	$46,965	$178,810	381%
Noninterest income	25,146	20,795	4,351	21	71,625	55,894	15,731	28
Total net revenue	118,247	48,953	69,294	142	297,400	102,859	194,541	189
Directly attributable expenses	(114,987)	(101,576)	(13,411)	13	(322,722)	(258,697)	(64,025)	25
Contribution profit (loss)	$3,260	$(52,623)	$55,883	n/m	$(25,322)	$(155,838)	$130,516	(84)%
Net interest income
Net interest income in our Financial Services segment increased by $64.9 million, or 231%, and $178.8 million, or 381%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, which was primarily attributable to net interest income earned on our deposits, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members. This net increase corresponds with the growth of deposits at SoFi Bank, as well as the impact of higher interest rates offered to members. In addition, net interest income earned on our credit cards increased, which includes interest income earned on outstanding balances as well as interest expense incurred under the FTP framework, and was primarily attributable to growth in total credit cards.
Noninterest income
Noninterest income in our Financial Services segment increased by $4.4 million, or 21%, and $15.7 million, or 28%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to an increase in interchange fees, which coincided with increased credit card and debit card transactions, as well as brokerage-related fees, which were primarily attributable to increased trading volume on our platform during 2023.
Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution profit (loss) were as follows:

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Compensation and benefits	$29,530	$31,369	$(1,839)	(6)%	$90,697	$81,678	$9,019	11%
Provision for credit losses	21,831	16,323	5,508	34	42,853	39,387	3,466	9
Member incentives	15,767	11,712	4,055	35	39,084	27,517	11,567	42
Direct advertising	8,026	10,063	(2,037)	(20)	36,667	26,214	10,453	40
Product fulfillment	12,909	8,416	4,493	53	34,779	23,841	10,938	46
Lead generation	6,220	7,751	(1,531)	(20)	29,700	16,324	13,376	82
Intercompany technology platform expenses	3,794	1,065	2,729	256	8,532	2,788	5,744	206
Professional services	3,401	1,020	2,381	233	7,541	3,354	4,187	125
Other(1)	13,509	13,857	(348)	(3)	32,869	37,594	(4,725)	(13)
Directly attributable expenses	$114,987	$101,576	$13,411	13%	$322,722	$258,697	$64,025	25%
___________________
(1)Other expenses primarily include operational product losses, third-party fraud expense, tools and subscriptions, travel and occupancy-related costs, and marketing expenses.

SoFi Technologies, Inc.

Financial Services directly attributable expenses increased by $13.4 million, or 13%, for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to: (i) an increase related to our provision for credit losses, which was primarily related to growth in total credit card balances; (ii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product; and (iii) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product.
Financial Services directly attributable expenses increased by $64.0 million, or 25%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to: (i) an increase related to utilization of lead generation channels, primarily related to our credit card, Relay, and SoFi Money products; (ii) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product; (iii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product; (iv) an increase in direct advertising costs primarily driven by an increase in online and digital advertising largely related to the promotion of our SoFi Money product; and (v) an increase in compensation and benefits expense, which reflected growth in the Financial Services segment that required additional staffing, as well as increased average compensation in 2023.
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

	Three Months Ended September 30,		2023 vs 2022		Nine Months Ended September 30,		2023 vs 2022
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest expense	$(13,926)	$(9,824)	$(4,102)	42%	$(52,396)	$(19,326)	$(33,070)	171%
Noninterest loss	(6,008)	(1,615)	(4,393)	272	(10,547)	(7,958)	(2,589)	33
Total net loss	$(19,934)	$(11,439)	$(8,495)	74%	$(62,943)	$(27,284)	$(35,659)	131%
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Reportable segments directly attributable expenses	$(311,244)	$(283,220)	$(906,595)	$(765,360)
Intercompany expenses	6,950	1,757	15,645	4,198
Expenses not allocated to segments:
Share-based compensation expense	(62,005)	(77,855)	(202,109)	(235,018)
Employee-related costs(1)	(63,728)	(49,248)	(181,147)	(137,254)
Depreciation and amortization expense	(52,516)	(40,253)	(147,967)	(109,007)
Goodwill impairment expense	(247,174)	—	(247,174)	—
Other corporate and unallocated expenses(2)	(74,420)	(49,617)	(190,354)	(154,187)
Total noninterest expense	$(804,137)	$(498,436)	$(1,859,701)	$(1,396,628)
___________________
(1)Includes compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, corporate and FDIC insurance costs, foreign currency translation adjustments and transaction-related expenses.

SoFi Technologies, Inc.

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
The following table summarizes our total liquidity reserves:

	September 30, 2023
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$2,813,876	n/a	$2,813,876
Investments in available-for-sale debt securities(1)	486,091	n/a	486,091
Warehouse facilities(2)	8,420,000	3,961,751	4,458,249
Revolving credit facility(3)	645,000	491,143	153,857
FHLB advances(1)	150,247	13,700	136,547
Correspondent bank lines of credit(4)	50,000	—	50,000
Total liquidity	$12,565,214	$4,466,594	$8,098,620
___________________
(1)As of September 30, 2023, we had $135.9 million of investment securities and $23.0 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $150.2 million, of which $13.7 million was utilized to secure letters of credit.
(2)Includes personal loan, student loan, credit card and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of September 30, 2023, warehouse facility maturity dates ranged from January 2024 through January 2032. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)As of September 30, 2023, the amount utilized under the revolving credit facility includes $5.1 million utilized to secure a letter of credit. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of September 30, 2023 and December 31, 2022, time deposit balances due in less than one year totaled $2.1 billion and $1.0 billion, respectively. As of September 30, 2023 and December 31, 2022, the amount of uninsured deposits totaled $361.4 million and $615.9 million, respectively. In 2023, we provided our members with access to expanded FDIC insurance coverage through a network of participating banks, which contributed to the decrease in uninsured deposits relative to year end. As of September 30, 2023, approximately 98% of our total deposits were insured.

SoFi Technologies, Inc.

Uses of Funding
Our primary uses of funds include loan originations, investments in our business, such as technology and product investments and sales and marketing initiatives, as well as the losses generated by our Financial Services segment on a year-to-date basis. Our capital expenditures have historically been less significant relative to our operating and financing cash flows, and we expect this trend to continue for the foreseeable future.
As of September 30, 2023, we had debt obligations, common stock and redeemable preferred stock outstanding.
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
We were in compliance with all covenants as of September 30, 2023.
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

SoFi Technologies, Inc.

The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of September 30, 2023, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of September 30, 2023, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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
The risk- and leverage-based capital ratios and amounts are presented below:

	September 30, 2023
($ in thousands)	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$2,916,462	15.9%	7.0%	6.5%
Tier 1 risk-based capital	2,916,462	15.9	8.5	8.0
Total risk-based capital	2,968,169	16.2	10.5	10.0
Tier 1 leverage	2,916,462	15.8	4.0	5.0
Risk-weighted assets	18,378,777
Quarterly adjusted average assets	18,498,763
SoFi Technologies
CET1 risk-based capital	$3,292,842	14.3%	7.0%	n/a
Tier 1 risk-based capital	3,292,842	14.3	8.5	n/a
Total risk-based capital	3,344,549	14.5	10.5	n/a
Tier 1 leverage	3,292,842	13.6	4.0	n/a
Risk-weighted assets	23,067,995
Quarterly adjusted average assets	24,212,987
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of September 30, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since September 30, 2023 that management believes would change the categorization.
Commitments
In addition to our warehouse facility borrowings, revolving credit facility borrowings and convertible notes, our material commitments requiring, or potentially requiring, the use of cash in future periods primarily include commitments

SoFi Technologies, Inc.

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
Factors Affecting Liquidity
We are currently dependent on the success of our lending business. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new deposits and grow existing deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, the condition of the banking sector (such as bank failures or exposure to credit, market, operational, legal and reputational risks), competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. Through the third quarter of 2023, we continued to have strong deposit contribution. During 2023, we also provided our members with access to expanded FDIC insurance coverage through a network of participating banks.
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

SoFi Technologies, Inc.

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
The Federal Deposit Insurance Act (“FDIA”) and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of September 30, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
On August 16, 2022, the Inflation Reduction Act (the "IRA"), was signed into law. The IRA enacted a 15% corporate book minimum tax and a 1% excise tax on stock repurchases effective after December 31, 2022. The IRA is not expected to have a material impact on our operations or cash flows for the foreseeable future.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net cash used in operating activities	$(6,979,198)	$(4,837,023)
Net cash used in investing activities	(476,335)	(54,926)
Net cash provided by financing activities	8,906,046	5,384,714
Cash Flows from Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities of $7.0 billion stemmed from a net loss of $348.7 million and an unfavorable change in our operating assets net of operating liabilities of $7.3 billion, partially offset by a positive adjustment for non-cash items of $647.7 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $13.1 billion during the period and also purchased loans of $197.5 million. These cash uses were partially offset by principal payments on loans of $5.1 billion and proceeds from loan sales of $839.8 million.
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
Cash Flows from Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities of $476.3 million was primarily attributable to net purchases of $280.9 million related to our investments in AFS debt securities, $72.3 million related to business combinations, net of cash acquired, which includes our acquisition of Wyndham and settlements of vested employee performance awards associated with the Technisys Merger, $97.1 million related to loan activities, primarily driven by credit cards, $77.1 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and $45.9 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $101.3 million from our securitization investments.
For the nine months ended September 30, 2022, net cash used in investing activities of $54.9 million was primarily attributable to proceeds of $99.8 million from our securitization investments, and the aggregate net cash acquired from the Technisys Merger and Bank Merger of $58.5 million. These sources were more than offset by net cash uses of $130.1 million related to loan activities, primarily driven by credit cards, $70.5 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and net cash uses of $7.2 million related to our investments in AFS debt securities.

SoFi Technologies, Inc.

Cash Flows from Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities of $8.9 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $8.3 billion. Additionally, our proceeds from debt financing activity of $1.2 billion exceeded our debt repayments of $595.2 million, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities.
For the nine months ended September 30, 2022, net cash provided by financing activities of $5.4 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $4.9 billion. Additionally, our proceeds from debt financing activity of $821.1 million were partially offset by our debt repayments of $266.1 million, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities.
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
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of September 30, 2023 compared to December 31, 2022 were principally attributed to the following:
•an increase of $1.5 billion in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in loans held for sale of $7.4 billion, which was primarily related to increased personal loan originations and longer loan holding periods;
•an increase in deposits of $8.3 billion, which was primarily related to increased savings deposits from members and increased brokered deposits; and
•an increase of $902.8 million in gross warehouse and risk retention facility debt to support our originations during the current period, which reflected the net impact of $9.7 billion of cash borrowings and $8.8 billion of cash repayments.

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

SoFi Technologies, Inc.

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
Goodwill
We assess goodwill for impairment at the reporting unit level on an annual basis with a testing date of October 1 or whenever indicators of impairment exist. Goodwill impairment assessments require a significant amount of management judgment, and meaningful change in one or more of the underlying forecasts, estimates, or assumptions used in testing goodwill for impairment could result in a material impact on the Company’s results of operations and financial position.
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
An impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. An interim test is performed when events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit may be less than its carrying value. During the third quarter of 2023, the Technology Platform segment continued to experience slower growth rates than expected at the time of acquisition due to: (i) the uncertain macroeconomic environment, which has continued to impact customer spend volume, and (ii) continued longer sales cycles as a result of our shift in strategy to focus on diversified durable growth driven by potential new partners with scaled customer bases and interest in multiple Technology Platform products. These factors constituted a triggering event for goodwill testing purposes. As a result, we performed an interim quantitative test on the Galileo and Technisys reporting units to determine the existence and magnitude of potential goodwill impairment. We determined it was not necessary to perform an interim goodwill impairment test for our other reporting units.
Management calculated the fair value amount of the Galileo and Technisys reporting units using a combination of a discounted cash flow (“DCF”) calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The discount rates used for the Galileo and Technisys reporting units in our interim quantitative assessment were 14.0% and 23.5%, respectively. The higher discount rate at Technisys was primarily driven by macroeconomic factors in Latin America, specifically the highly inflationary economic environment in Argentina. Additionally, management applied a terminal year long-term growth rate of 3.5% to both reporting units, consistent with previous quantitative assessments. As a result of this assessment, the fair value of the Galileo and Technisys reporting units were determined to be below their carrying values by 9.9% and 14.8%, respectively, resulting in management recognizing non-cash goodwill impairment charges of $124.5 million and $122.7 million for the Galileo and Technisys reporting units, respectively.
As of September 30, 2023, if the discount rate applied to the estimated cash flows was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would decrease or increase by 6% and 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would increase or decrease by approximately 3% and 1%, respectively.
Management cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the value of goodwill. We continue to monitor the aforementioned conditions, general macroeconomic deterioration, including the interest rate environment, inflationary pressures, and the potential for a prolonged economic downturn or recession, as well as other factors, including those listed in "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in Part II, Item 1A of this Quarterly Report. Further persistence of the aforementioned conditions and these other factors could result in additional impairment charges in future periods.

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the nine months ended September 30, 2023. As of September 30, 2023, gross derivative asset and liability positions subject to master netting arrangements were $3.5 million and $13.8 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of September 30, 2023, we had total borrowing capacity under loan warehouse facilities of $8.4 billion, of which $4.0 billion was utilized. Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. We rely on third-party computer systems and third-party providers to support and carry out certain functions on our platform, which are themselves susceptible to operational risk or which may rely on subcontractors to provide services to us that face similar risks. Any interruption in services or deterioration in the quality of the service or performance of such third-party systems or providers could be disruptive to our business and adversely affect our results of operations and the perception of the reliability of our networks and services and the quality of our brand. In addition, we may be subjected to member complaints, fines, subpoenas, civil investigative demands, litigation, disputes, regulatory investigations and other similar actions. We strive to manage operational risk, including operational risk associated with our reliance on third-party systems, through contractual provisions, our system design, and a robust third-party risk management process, which includes establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things,

SoFi Technologies, Inc.

our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•demands on our resources, intense and increasing competition, and the success of our business model (including future profitability);
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

SoFi Technologies, Inc.

Risks Related to Strategic and New Products
•potential and past acquisitions that require significant attention and could disrupt our business and adversely affect our financials;
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
•the discharge of qualified student loans in bankruptcy in certain circumstances;
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
•our ability to sell the loans we originate to third parties;
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
•adjustments to our key business metrics, including adjustments to the total number of members in the event a member is removed in accordance with our terms of service may not be reflected in the current period;
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
Risks Related to Ownership of Our Securities
•volatility in the price of our common stock, changes in analyst ratings or expectations, and future dilution of our stockholders;
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
We operate in rapidly evolving industries which may make it difficult to quickly identify risks to our business and evaluate our future prospects. In addition, in recent years, we have rapidly expanded our operations to include or expand, among other things, deposit accounts, credit cards, investment services and technology solutions, home loan originations, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham Capital Mortgage (“Wyndham”), a leading fintech mortgage lender, which expanded our home loan business.
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
•successfully navigate economic conditions and fluctuations in the credit markets, including elevated and fluctuating inflation, interest rates that are higher than those in the recent past, recessionary pressures and economic uncertainty;
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
•adequately respond to macroeconomic and other exogenous challenges, including continued government efforts to curb inflation, which may impact the overall economy and affect demand for our products and services, market volatility, particularly in the financial services industry, changes in consumer confidence and consumer discretionary spending, pandemics or other health-related crises, the war between Israel and Hamas, and the ongoing war in Ukraine;
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

SoFi Technologies, Inc.

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
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, as well as operating as a bank holding company, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, changing technologies, evolving fraud, privacy and information security landscape, and regulatory developments, both domestically and internationally, relating to our existing and projected business activities. Our future growth will depend on, among other things, our ability to maintain an operating platform and management system able to address such growth, our ability to grow and optimize deposit balances, and our ongoing ability to demonstrate to our regulators that our risk management and compliance practices are growing in a commensurate fashion, all of which will require us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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
•the size, diversity and lifetime value of our member base and technology platform clients;
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

SoFi Technologies, Inc.

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
For example, in August 2022, President Biden announced relief measures for federal student loan borrowers, including forgiveness of $10,000 of student loans (or up to $20,000 if student loans are Pell Grants) for anyone earning less than $125,000 annually and certain changes to income-driven repayment plans for student loans (the “Biden Forgiveness Program”). Although the U.S. Supreme Court subsequently struck down the Biden Forgiveness Program, President Biden indicated between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to pay their student loan bills to credit agencies. In addition, on July 14, 2023, President Biden announced that $39 billion in federal student loan debt would

SoFi Technologies, Inc.

be eliminated to remedy mistakes of loan servicers, and other student loan holders will have their loans adjusted. On October 4, 2023, the Biden Administration approved an additional 125,000 borrowers for student loan debt relief, totaling an additional $9 billion in student debt forgiveness. While we have seen and expect we may continue to see an increase in student loan refinancing volume following the end of federal student loan moratorium in August 2023, the timing and impact to our student loan refinancing product will largely depend on expectations regarding the introduction or implementation of additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors. If in the future, student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In particular, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected. In addition, proposals to make student loans dischargeable in bankruptcy or similar proposals could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected. See “Regulatory, Tax and Other Legal Risks—Legislative and regulatory actions and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume”.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, the rate and credit market environment and our ability to raise our coupon rates along with interest rates that are higher than those in the recent past, legal or regulatory developments, changing demographics, and legislative, regulatory or policy changes. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We sell our loans to a concentrated number of whole loan purchasers and the loss of one or more significant purchasers could have a negative impact on our operating results.
Although we have begun to hold loans on-balance sheet for longer periods, when we sell our personal loans, student loans and home loans, we sell to a concentrated number of whole loan purchasers. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors, prevailing interest rates and a change in business plan, liquidity or strategy by the purchaser. If any of these purchasers significantly reduces the dollar amount of the loans it purchases from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may require us to reduce originations or hold additional loans on balance sheet and may reduce our flexibility in making financing decisions. In addition, the loss of one or more significant purchasers of our loans could increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans we hold on balance sheet. This may have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.
Galileo and Technisys depend on a small number of clients, the loss or disruptions in operations of any of which could have a material adverse effect on their businesses and financial results, and negatively impact our financial results and results of operations.
Galileo and Technisys revenue from clients is highly concentrated. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of clients, including fluctuations in revenue, the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of the client to a competitor, harm to that client’s reputation or financial prospects or other reasons, including adverse general economic conditions affecting Galileo and Technisys clients many of which are fintechs and other financial services firms. Any reduction in the amount of revenues that we derive from these clients, without an offsetting increase in new sales to other clients, has had and could have a material adverse effect on our operating results in the future. A significant change in the liquidity or financial position of our clients could also have a material adverse effect on our liquidity and our future operating results. In addition, disruptions in the operations of certain of Galileo’s key clients have had an adverse impact on Galileo, and any future disruptions in the operations of any key Galileo or Technisys clients could be material and have an adverse impact on our results of operations.

SoFi Technologies, Inc.

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
Further, we may, from time to time, decide to modify or terminate relationships with third-party service providers and to perform certain functions and/or services internally. For example, we historically used a third party bank to issue the SoFi Money debit cards and sponsor access to debit networks for payment transactions, funding transactions and associated settlement of funds, and sponsor and support ACH, check and wire transactions along with associated funds settlement. However, after gaining direct access to debit networks, we directly perform services previously sponsored by the third party bank and there is no guarantee we will be able to perform them satisfactorily. Additionally, the migration of any such functions and/or services may introduce additional risks and could cause disruption to our business.
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
In connection with the issuance of the notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilutive effect on our common stock upon any conversion of the notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the Capped Call Transactions, the Capped Call Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the notes.
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
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation, supply chain disruptions,

SoFi Technologies, Inc.

changes in consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, changes in legislation, regulations or policy, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics (such as the COVID-19 pandemic), cyberattacks or campaigns, military conflict, including the war between Israel and Hamas and the ongoing war in Ukraine, terrorism or other geopolitical events which may affect our results of operations. For example, although we do not have operations in the locations impacted by these conflicts, the ongoing war in these locations has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels. We are not able to predict with any certainty the ultimate impact that any of these events, as well as any other future events, may have on our business.
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
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, has signaled that interest rates will continue to be higher than recent past, and that it may continue to raise rates further. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; (iv) the mix of lending products we originate which is influenced by demand for refinancing products, and (v) the competition faced by our SoFi Money deposit product from other investment products which may become more attractive as interest rates rise. See “Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.
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

SoFi Technologies, Inc.

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
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We primarily utilize a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by interest rates that are higher than those in the recent past combined with longer periods during which we have held, and may continue to hold, loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet. However, bank deposits and corporate cash have not historically been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, public perceptions of the financial services industry, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by rising inflation, uncertainty in the financial services sector, the COVID-19 pandemic, the war between Israel and Hamas, and the ongoing war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential economic uncertainty, including, but not limited to, changing U.S. consumer spending patterns, elevated and fluctuating inflation and interest rates, reduced consumer discretionary spending, and weakening wage growth and employment levels. For example, the Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, has signaled that interest rates will continue to be higher than recent past, and that it may continue to raise rates further. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of rising prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in a rising interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. We have similarly experienced lower demand for refinanced student loans due in part to the moratorium on federal student loan payments, which recently expired at the end of August 2023. We have also focused on personal loan originations to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and we have recently seen an increase in the amount of personal loans that we originate which may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.

SoFi Technologies, Inc.

Additionally, an inflationary environment combined with a competitive labor market and decreases in the market value of our equity awards could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we have in the past and may in the future be required to increase our operating costs or risk losing skilled workers to competitors. See “Personnel and Business Continuity Risks — The job market creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce” for more information on the risks posed by a competitive labor market.
Fluctuations in interest rates could negatively affect the demand for our checking and savings product.
Falling, low or fluctuating interest rates, which we have experienced in the past and may experience again in the future, may have a negative impact on the demand for our checking and savings product. Checking and savings provides members a digital banking experience that offers a variable annual percentage yield, which is at our discretion. If we are not able to offer competitive interest rates on deposit accounts, demand for our checking and savings product may decrease, which may impact our ability to access deposits as a more cost-effective source of funding for our loans. Although we have recently experienced a rising interest rate environment, there is no guarantee that it will remain so or that the interest rate we offer on deposit accounts will remain competitive and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
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
Although we have transitioned a large portion of our agreements and financial instruments from USD LIBOR to SOFR or other representative alternative reference rates, we have in the past and may in the future incur significant expenses in implementing replacement reference rates for the calculation of interest rates under our loan agreements with borrowers,

SoFi Technologies, Inc.

developing systems and analytics to successfully transition our risk management processes, and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates or the interpretation or enforcement of certain fallback language in LIBOR-based products. The replacement reference rates could also result in a reduction in our interest income, which could have an adverse impact on our value, liquidity and results of operations. We may also receive inquiries and other actions from regulators in respect to our replacement of LIBOR with alternative reference rates.
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
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. For example, the COVID-19 pandemic caused changes in consumer and student behavior, as well as economic disruptions. Although government mandates to restrict daily activities have been lifted in the U.S. and public health emergency declarations have expired and the direct and indirect effects of the COVID-19 pandemic and policies as a result of the pandemic are dissipating, there is no guarantee that there will not be a future resurgence of the COVID-19 pandemic or the outbreak of another public health crisis. For example, worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have occurred in the past and may occur in the future. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences or future epidemics or pandemics or other public health crises, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our members, other customers and partners.
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

Strategic and New Product Risks

We have in the past consummated, and from time to time we may evaluate and potentially consummate, acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.
Our success depends, in part, on our ability to expand our business. In some circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For

SoFi Technologies, Inc.

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
•write-offs or impairments of intangible assets, goodwill or other assets recognized in connection with the acquisition;
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Recent macroeconomic factors, such as government actions to curb inflation, may cause the economy to enter into a period of slower economic growth or a recession, the length and severity of which cannot be predicted. Such uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments, lending decisions or technology platform client selections. Any of these factors could have a detrimental impact on our financial performance and liquidity.
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

SoFi Technologies, Inc.

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
Our lending and platform access decisions are based partly on information provided to us by applicants. To the extent that an applicant provides information to us in a manner that we are unable to verify, or the information provided by an applicant consists of data obtained under false pretenses by third parties, is a manufactured/synthetic identity, or is a stolen identity, our credit decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including credit reporting agencies, is a significant component of our credit decisions and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and results of operations. Additionally, we rely on the accuracy of applicant information in approving applicants for our non-lending products, such as SoFi Money, SoFi Credit Card or SoFi Invest accounts. If the information provided to us by these applicants is incorrect or fraudulent and we are unable to detect the inaccuracies, it increases our regulatory and fraud risk and the risk of identity theft to our members, and could harm our reputation, business and results of operations.
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
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if a debtor files an adversary claim and the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. Further, bills have been introduced in Congress that would make student loans dischargeable in bankruptcy to the same extent as other forms of unsecured credit without regard to a hardship analysis. For example, in October 2022, then House Judiciary Chair Jerrold Nadler and Representative David Cicilline introduced the Student Borrower Bankruptcy Relief Act of 2022, which would eliminate the section of the U.S. bankruptcy code that makes private and federal student loans non-dischargeable through bankruptcy. In addition, in November 2022, the Department of Justice introduced a new process for handling cases of individuals that was supposed to reduce the burden on debtors pursuing discharge of their federal student loans in bankruptcy. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws in the future than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations. See “Business, Financial and Operational Risks — Legislative and regulatory policies and related actions in connection with student loans could have a material adverse effect on our student loan portfolios”.
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
We service all of the personal loans we originate and credit cards we issue and have limited servicing experience, and we rely on third-party service providers to service the student loans and home loans we originate, and to perform various other functions in connection with the origination and servicing of certain of our loans. If a third-party service provider fails to properly perform these functions, our business and our ability to service our loans may be adversely affected.
We service all of the personal loans we originate and, in all material respects, all of the credit cards we issue, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and our home loans that we deliver to GSEs and do not sell

SoFi Technologies, Inc.

servicing-released, to perform certain back-up servicing functions with respect to our personal loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
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
In April 2023, we acquired Wyndham, a leading mortgage lender, expanding our home loans business. In connection with the acquisition of Wyndham, we adopted loan origination technology which facilitates performing many functions in connection with the origination of home loans, including processing, underwriting, pricing, vendor management, closing, and additional functions for loan origination that we previously outsourced to third-party providers, and we now directly manage loan underwriters and loan processors which are services previously managed by third-party providers. In the event that we fail for any reason to perform or manage such functions in accordance with all requirements, including through human errors, technology errors, negligence, willful misconduct or fraud, our ability to originate home loans will suffer and our business, cash flows and future prospects may be negatively impacted, and we could incur penalties or liabilities including obligations to repurchase loans from investors to whom we sold the loans. Additionally, if we fail to perform such functions or properly manage our new resources, we may be unable to complete, or be delayed in the completion of, the origination of home loans in our pipeline and to originate new home loans, and we may not be able to promptly onboard a replacement service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms.
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

SoFi Technologies, Inc.

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
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. or SoFi Bank to a VIE which is sponsored by SoFi Lending Corp. and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. Through SoFi Bank, we utilize deposits as well, which offer us a lower cost source of funds, and we have the ability to access other funding sources, such as the Federal Home Loan Bank (“FHLB”) and certain brokered deposit channels established by SoFi Bank. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets could materially adversely impact our business. For example, certain banks have faced operational difficulties in accessing the FHLB discount window and there is no guarantee that we will not face the same or similar issues. In addition, there can be no assurance that we will be able to successfully access the securitization markets at any given time, or that deposits at SoFi Bank will remain at current levels or grow, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
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

SoFi Technologies, Inc.

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
In addition, our agreements with our warehouse lenders contain various concentration limits and triggers, including related to excess spread. As high interest rates place pressure on our net cost of funds for loans held at SoFi Lending Corp., which do not benefit from deposit funding through SoFi Bank, the likelihood of reaching an excess spread limit increases. A breach of such limits or other similar terms of such agreements could result in an inability to place loans in the relevant warehouse facilities and require us to pursue other forms of financing. If we are unable to find replacement financing on favorable terms, or at all, our operations could be impacted materially.
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

SoFi Technologies, Inc.

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
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. We may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including supporting our lending operations, increasing our marketing expenditures to attract new members and technology platform clients and improve our brand awareness, developing our products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies, and complying with the increased regulatory requirements for bank holding companies and banks. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for personal, student and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Furthermore, the cost of our borrowing has increased and may continue to increase due to market volatility, interest rates that are higher than those in the recent past, changes in the risk premiums required by lenders or the unavailability of traditional sources of debt capital. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain

SoFi Technologies, Inc.

equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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

SoFi Technologies, Inc.

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
In addition, revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. Over time we will continue to invest in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. While we have generally seen increases in revenue from SoFi Credit Card, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will continue to be effective, and developing our service offerings and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of September 30, 2023 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that we will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
Legislative and regulatory actions and related economic uncertainty have had and could in the future have a material adverse effect on our current loan portfolios and our loan origination volume.
Legislative and regulatory actions have had and could continue to have a significant impact on our student loan refinancing business. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the U.S. Department of Education were initially suspended through September 30, 2020, a pause on student loan repayments that was subsequently extended through August 30, 2023 by a series of executive actions. Interest on federal student loans began accruing on September 1, 2023 and borrowers’ first loan payments were due in October 2023. In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, in August 2022, President Biden announced the Biden Forgiveness Program. Although the U.S. Supreme Court subsequently struck down the Biden Forgiveness Program, President Biden indicated between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to pay their student loan bills to credit agencies. In addition, on July 14, 2023, President Biden announced that $39 billion in federal student loan debt would be eliminated to remedy mistakes of loan servicers, and other student loan holders will have their loans adjusted. On October 4, 2023, the Biden Administration approved an additional 125,000 borrowers for student loan debt relief, totaling an additional $9 billion in student debt forgiveness. These legislative and regulatory actions have served, and any similar measures in the future are likely to continue to serve, as a disincentive for borrowers to refinance their federal student loans through our platform, thereby reducing our student loan refinancing

SoFi Technologies, Inc.

origination volume and negatively impacting our revenue. While we have seen and expect we may continue to see an increase in student loan refinancing volume following the end of federal student loan moratorium in August 2023, the timing and impact to our student loan refinancing product will largely depend on expectations regarding the introduction or implementation of additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors.
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
The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over certain of the student and mortgage lending activity in which we engage. To the extent such lending activity is conducted by SoFi Bank, the OCC examines SoFi Bank for compliance with CFPB rules and enforces CFPB rules with respect to SoFi Bank. To the extent such lending activity is conducted outside of SoFi Bank, the CFPB has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services, including, among other things, lenders and loan servicers that engage in unfair, deceptive or abusive acts or practices (“UDAAP”). Once SoFi Bank’s assets exceed $10 billion in value for four consecutive quarters, which we expect to occur in the first quarter of 2024, the CFPB will have supervisory authority over SoFi Bank. The CFPB may also seek a range of other remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Under the current Administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. For example, on January 6, 2022, the CFPB announced a new initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB has taken action to constrain “pay-to-pay” fees and has announced a rulemaking proceeding on credit card late fees. On October 26, 2022, the CFPB issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees. On February 1, 2023, the CFPB proposed a rule to curb credit card late fees, including proposing a $8 immunity provision to any missed payment. On March 16, 2023, the CFPB issued a bulletin on unfair billing and collection practices after bankruptcy discharges of certain student loan debt, in violation of the Consumer Financial Protection Act, to notify regulated entities how the CFPB intends to exercise its enforcement and supervisory authorities on this issue. On July 13, 2023, the CFPB sued Prehired for illegal student lending practices, including misrepresenting the nature of its loans, tricking consumers in its debt collection practices, and suing students in faraway jurisdictions. In addition, where a company has violated Title X of the Dodd Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions. Increased enforcement or rules from the CFPB could increase our legal and financial compliance costs, make some activities more difficult, time-consuming and costly, and increase demand on our systems and resources.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
As a bank, a bank holding company and a financial services company operating in the banking and securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to developing our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history in many of the products we offer, our evolving business and our rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures that serve to identify, monitor and manage compliance risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophic occurrences or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, the SEC proposed Regulation Best Execution, along with other proposals related to equity market structure, in December 2022. If adopted as proposed, Regulation Best Execution and other recent proposals would substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). While the SEC compliance date for T+1 is not until May 2024, this change will require technological, operational, and compliance adjustments across the industry that are likely to be time consuming and costly for all market participants. In March 2023, the SEC proposed multiple rules related to privacy and cybersecurity. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC also proposed amendments to existing Regulation SID and proposed new cybersecurity risk management rules, parts of which would require broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and notify certain customers when cyber incidents occur. In July 2023, the SEC proposed new rules and amendments to address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisers (“firms”) in investor interactions. If adopted, these rules and amendments would require us to neutralize the effect of conflicts of interest associated with the use of specific technologies like analytical, technological, or computational functions, algorithms, models, correlation matrices, or similar methods or processes that direct or optimize for investment related behavior. Depending on the outcome of any final rule, our ability to use these technologies to generate business activity and revenue may be limited. See also “Recent statements by lawmakers, regulators and other public officials have signaled an increased focus on new or additional laws or regulations that could impact our broker-dealer business and require us to make significant changes to our business model and practices, and could result in significant costs to our business or loss of current revenue streams”. Additionally, in April 2023, the SEC re-proposed amendments to Regulation ATS and Exchange Act Rule 3b-16, including to essentially amend what it means to be an “exchange,” and in doing so made clear that the proposal applied to all crypto assets that are securities. Pending final adoption of the proposed rule, it is possible that we would need to obtain additional regulatory permission to conduct our business. The time and cost of obtaining such permission could be significant, and is not guaranteed. Further, we may need to pause or alter certain aspects of our business until such permission is obtained. Compliance with each of these rules, when and if required, would impose additional costs on our business. To the extent such proposals affect the equity market structure more broadly, our ability to generate revenue may be impaired. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame. On October 13, 2023, the SEC adopted rules relating to providing additional disclosures in the securities lending market. These rules require any covered person that loans a reportable security on behalf of itself or another person to report certain material terms of those loans and related information to FINRA by the end of the day on which the loan is effected. FINRA in turn will make certain information it receives publicly available by the next business day. These regulations could make securities lending more costly, leading to less overall lending activity and a decrease in revenue. In addition, non-compliance with any adopted requirements would likely result in enforcement action by the SEC or FINRA.
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

SoFi Technologies, Inc.

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
Anti-discrimination statutes, such as the FHA and the ECOA and state law equivalents, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory and enforcement departments and agencies, including the Department of Justice and CFPB, take the position that these laws apply not only to intentional discrimination, but also to facially neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions. State and federal regulators, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Similarly, these regulatory agencies and litigants could take the position that the geographical footprint within which we conduct lending activity or the manner in which we advertise loans, disproportionately excludes potential borrowers belonging to a protected class, and constitutes unlawful “redlining”. Although we utilize an automated underwriting process to originate loans, we frequently adjust pricing strategies which increases our risk of inadvertently violating the FHA and the ECOA. In addition to reputational harm, violations of the FHA and the ECOA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.
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

SoFi Technologies, Inc.

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
In addition to the broker-dealer proposals described above under “Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete”, a substantial number of proposed rules for investment advisers are pending and may be adopted this year. These proposals cover material regulatory topics, including: (i) environmental, social, and governance issues for investment advisers and registered investment companies; (ii) outsourcing by investment advisers; and (iii) safeguarding and custody of client assets. If enacted, compliance with each of these proposed rules would impose additional costs on our business. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame.
The regulatory regime governing blockchain technologies and digital assets is uncertain, and new regulations or policies may alter our business practices with respect to digital assets or could adversely impact our business.
We currently offer virtual currency and digital asset-related trading services through a subsidiary that is licensed and registered with various governmental authorities as a MSB, money transmitter, virtual currency business or the equivalent. With respect to our digital assets trading activities, we do not hold or store members’ digital assets, but instead rely on third-party custodians, and we hold an immaterial amount of digital assets in order to facilitate paying new member bonuses when members initiate their first digital assets trade. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. For example, in February 2023, the SEC issued a new rule proposal related to the custody of client assets by SEC-registered investment advisers. If adopted as proposed, the proposal would expand the SEC’s existing custody rules for investment advisers to apply to a broad range of assets, including cryptocurrencies, and would require that all client assets be maintained by a “qualified custodian.” SEC Chairman Gensler also noted at the time of the proposal that “[b]ased upon how crypto platforms generally operate, investment advisers cannot rely on them as qualified custodians.” While we do not currently provide custodial services to any clients who invest in crypto assets, we are considering the potential impact of the SEC’s new custody proposal, if any, on our own custodial arrangements with third parties. Additionally, in April 2023, the SEC re-proposed amendments to Regulation ATS and Exchange Act Rule 3b-16, including to essentially amend what it means to be an “exchange,” and in doing so made clear that the proposal applied to all crypto assets that are securities. If adopted, our digital assets business could be subject to additional regulation, increased costs of compliance, and we could be forced to cease trading in certain types of assets or create new entities to support various lines of business. If adopted, this could also provide an additional avenue for the SEC to pursue enforcement action against us or others in this space.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

Recently, the SEC has brought high profile enforcement actions against companies that intermediate transactions in digital assets. In March 2023, the Staff of the SEC advised Coinbase Global, Inc. through a “Wells Notice” that it had made a “preliminary determination” to recommend that the SEC file an enforcement action against Coinbase Global, Inc. and Coinbase, Inc. (collectively, “Coinbase”) alleging violations of the federal securities laws, including the Exchange Act and the Securities Act, relating to aspects of Coinbase’s spot market, staking service Coinbase Earn, Coinbase Prime and Coinbase Wallet. In June 2023, the SEC filed lawsuits against cryptocurrency exchanges Coinbase and Binance Holdings Limited and its affiliate BAM Trading Services Inc. (collectively, “Binance”). The SEC alleges, among other allegations, that Coinbase operated its crypto trading platform as an unregistered national securities exchange, broker and clearing agency and for its failure to register the offer and sale of its crypto asset staking-as-a-service program. The SEC alleges that Binance were operating unregistered national exchanges, broker-dealers and clearing agencies and the unregistered offer and sale of crypto assets. While we currently do not offer crypto lending or crypto staking services, any substantial action, settlement, or related investigation by regulators can lead to adverse impressions of the crypto industry generally or significantly affect the actual or perceived value of cryptocurrencies that we currently support on our platform.
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
Even if we do not face regulatory action or penalties, we have in the past and may in the future face heightened scrutiny due to our cryptocurrency offerings. Although our cryptocurrency assets are held by third-party custodians, we believe recent bankruptcies and financial distress among crypto asset market participants has led and may continue to lead to greater scrutiny of our cryptocurrency related services and could result in reputational harm. For example, on November 21, 2022, we received a letter from Senators on the Committee on Banking, Housing, and Urban Affairs regarding the activities of our digital asset exchange, SoFi Digital Assets, LLC. The letter inquired about certain crypto-related activities and concluded with various

SoFi Technologies, Inc.

questions and requests to which we subsequently responded. While we believe our practices are consistent with applicable law and our commitment to our federal regulators, if we are not considered to be in compliance or we receive increased attention regarding SoFi Digital Assets, LLC, our reputation or business may be perceived differently by our members and our business may be harmed. In addition, in the future we may be subject to the risk of additional inquiries, legal proceedings and government investigations due to the public’s and regulators’ focus on the cryptocurrency industry.
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
Other states may adopt similar statutes and regulations which will require us to obtain a license to conduct digital asset activities. In July 2020, Louisiana adopted the Virtual Currency Business Act, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, and in December 2021, the Louisiana Office of Financial Institutions issued guidance establishing how it will license and regulate virtual currency businesses under the act. In addition, a California federal court recently held that all governance token holders can be held responsible for any losses suffered in a security incident involving a Distribute Autonomous Organization or “DAO.” The SEC has also proposed amendments to its definition of “exchange” under SEC Rule 3b-16 that could hold “significant holders of governance or other tokens” responsible if a DeFi platform associated with such tokens fails to appropriately register with the SEC. While we are not a party to the California claim, and the SEC’s proposal has not yet been adopted, governance tokens currently are tradable on our platform. Other states, such as Florida and Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to include virtual currencies into existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities. SoFi Digital Assets, LLC is licensed as a money transmitter or the equivalent in most states and the District of Columbia, but may be required to obtain additional licenses in light of evolving regulation of virtual currency businesses.
It is likely that, as blockchain technologies and the use of virtual currencies continue to grow, additional states will take steps to monitor the developing industry and perhaps require us to obtain additional licenses in connection with our virtual currency activity. For example, on May 5, 2023, the Attorney General for the State of New York proposed the Crypto Regulation, Protection, Transparency, and Oversight (CRPTO) Act. New York’s CRPTO Act would require, among other things, independent public audits of cryptocurrency exchanges and measures to prevent individuals from owning related companies, such as brokerages, tokens, and investment advisers, to mitigate potential conflicts of interest, and place further restrictions on the activities of crypto brokers. The CRPTO Act is one example of a regulation that, if adopted, could change the way brokers and the blockchain and virtual currency industries do business and could impose additional costs and other potentially adverse impacts on our business.
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

SoFi Technologies, Inc.

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
We are subject to anti-corruption, anti-bribery and similar laws, and noncompliance with such laws can subject us to significant adverse consequences, including criminal or civil liability, and harm our business.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Concerns in our ability, perceived or otherwise, to protect the privacy and security of personal information may affect our ability to retain and engage new and existing members, clients, investors, and employees, and thereby affect our financial condition. Furthermore, failure to comply or perceived failure to comply with applicable privacy or data protection laws, rules, and regulations may subject us to examinations, investigations, and general heightened scrutiny that may cause us to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties or other sanctions. Any of these could damage our reputation and adversely affect our business, financial condition, and results of operations.
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
In addition, around the world many jurisdictions outside of Europe are also considering and/or have enacted comprehensive data protection legislation. For example, we are subject to stringent privacy and data protection requirements in Hong Kong. Also, many jurisdictions outside of Europe where we may seek to expand our business in the future are also considering and/or have enacted comprehensive data protection legislation. Additional jurisdictions with stringent data protection laws include Brazil and China. In the United States, the SEC proposed multiple rules related to privacy and cybersecurity in March 2023. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC also proposed amendments to existing Regulation SID and proposed new cybersecurity risk management rules, parts of which would require broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and notify certain customers when cyber incidents occur. While we have robust policies and procedures addressing incidents involving unauthorized access to or use of customer information, these regulations may require us to amend our current incident response program. In addition, these regulations may interfere with our intended business

SoFi Technologies, Inc.

activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or with our existing data management practices or the features of our services and platform capabilities. We therefore cannot yet fully determine the impact the existing and/or future laws, rules, regulations and industry standards may have on our business or operations. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
We cannot yet fully determine the impact the existing and/or future laws, rules, regulations and industry standards may have on our business or operations. Any such laws, rules, regulations and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.
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
In addition, our platform or those of third-party service providers that we utilize may infringe upon claims of third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes, or in receiving amounts due to us under indemnification obligations from third-party service providers. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. If we cannot protect our proprietary technology from intellectual property challenges, our ability to maintain our platform could be adversely affected.

SoFi Technologies, Inc.

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
From time to time, we are also involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and SROs, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which has in the past and could in the future subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also has in the past and could in the future cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities. See “If we fail to comply with federal and state consumer protection laws, rules, regulations and guidance, our business could be adversely affected” for a discussion of the FTC Consent Order.
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

SoFi Technologies, Inc.

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
We will be adversely affected if we, or any of our subsidiaries, are determined to have been subject to registration as an investment company under the Investment Company Act.
We are currently not deemed to be an “investment company” subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). No opinion or no-action position has been requested of the SEC on our status as an Investment Company. There is no guarantee we will continue to be exempt from registration under the Investment Company Act and were we to be deemed to be an investment company under the Investment Company Act, and thus subject to regulation under the Investment Company Act, the increased reporting and operating requirements could have an adverse impact on our business, operating results, financial condition and prospects.
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

SoFi Technologies, Inc.

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
We offer most of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. We recently announced an increase in in-office collaboration for non-remote employees who are returning to the office for a specified number of days per month, varying by business team. This return to the office for non-remote employees is limited, and we expect many employees to continue to work remotely for a number of days per week. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. While most of our operations can be performed remotely and we believe have operated effectively, there is no guarantee that this will continue or that we will continue to be as effective while operating a flexible-first workforce model because our team is dispersed.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
As a result of any material weakness, restatement, change in accounting for the SoFi Technologies warrants, or other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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
We adjust our total number of members in the event a member is removed in accordance with our terms of service. This could occur for a variety of reasons—including fraud or pursuant to certain legal processes or if a member requests that we close their account in accordance with our terms of service—and, as our terms of service evolve together with our business practices, product offerings and applicable regulations, additional grounds for removing members from our total member count could occur. The determination that a member should be removed in accordance with our terms of service is subject to an evaluation process, following the completion, and based on the results, of which, relevant members and their associated products are removed from our total member count. However, depending on the length of the evaluation process, that removal may not take place in the same period in which the member was added to our member count or the same period in which the circumstances leading to their removal occurred. For this reason, our total member count in any one period may not yet reflect such adjustments. In any given period, we estimate that up to 10% of our members may be under evaluation for removal in accordance with our terms of service; however, we cannot assure you that this percentage in any period will not be more significant and have an adverse impact on our stock price or results of operations.

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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including interest rate risk, credit risk, deposit risk, market risk, foreign currency exchange rate risk, liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the loan purchaser. Our exposure to credit risk mainly arises from our lending activities. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of Technisys, a foreign company, and we continue to pursue a diversified durable growth strategy with expansion via new products and geographies. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position at the broker-dealer and SoFi Bank. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.

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
Risk, including, but not limited to, the risks outlined above, is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
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
From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the

SoFi Technologies, Inc.

date of release. On October 30, 2023, we provided guidance for the full year 2023. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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
We and third-party service providers have experienced such attempts in the past and expect to continue to experience them in the future. Security breaches could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite the required investment in security controls. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with the war between Israel and Hamas, and the ongoing war in Ukraine. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will be the case in the future.
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
Cybersecurity risks have also subjected us to additional regulation. In July 2023, the SEC adopted a final rule that will require registrants to disclose cybersecurity incidents that are determined to be material. In addition, in March 2023, the SEC proposed new cybersecurity risk management rules, parts of which would require broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and

SoFi Technologies, Inc.

notify certain customers when cyber incidents occur. The adopted rule, and if adopted, the proposed rule, are expected to increase our compliance costs and require the creation of new policies and procedures. Despite our best efforts, if the SEC determines that our cybersecurity policies are inadequate, it could lead to adverse regulatory or enforcement actions.
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
We collect, process, store, use, share and/or transmit a large volume of personal information and other non-public data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of personal information and non-public data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA granted additional consumer rights with respect to data privacy in California. The CCPA was amended by a California ballot initiative, the California Privacy Rights Act (“CPRA”), in November 2020. The CCPA amendments, including expanded rights for consumers and obligations for businesses, went into effect on January 1, 2023. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The amended CCPA also created a new state agency, the California Privacy Protection Agency (“CPPA”), and vested it with full administrative power, authority and jurisdiction to implement and enforce the CCPA. Generally, personal information that we process is subject to GLBA and thereby exempt from CCPA coverage. However, the CCPA regulates other personal information that we collect and process in connection with the business. While we have made modifications to our data collection and processing practices and policies to comply with the CCPA and CPRA, we cannot predict their impact on our business, operations or financial condition. The effects of the CCPA and the CPRA are potentially significant and may require us to further modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Additionally, our broker-dealer and investment adviser are subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights. The SEC proposed multiple rules related to privacy and cybersecurity in March 2023. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC also proposed amendments to existing Regulation SID and proposed new cybersecurity risk management rules, parts of which would require broker-dealers, investment advisers, and other securities industry participants to adopt specific policies and procedures designed to address certain cybersecurity risks and notify certain customers when cyber incidents occur.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), various Latin American (LATAM) privacy laws such as Brazil’s Lei Geral de Proteção de Dados Pessoais

SoFi Technologies, Inc.

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
Our ability to deliver products and services to our members and clients, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party service providers. Our computer systems and third-party providers may encounter service interruptions at any time due to system or software failure or errors, employee misconfiguration of resources or misdirected communications, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyberattacks or other events. For example, in September 2023, the SoFi Invest platform experienced a service interruption that resulted in some of our members being unable to view certain of their account information and unable to buy and sell securities and other financial products on our platform for a period of time. Any such events, including persistent interruptions or perceptions of such interruptions whether true or not, in our products and services could cause members to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services, and otherwise have a negative effect on our business and technology infrastructure (including our computer network systems), which could lead to member dissatisfaction or long-term disruption of our operations. Additionally, our insurance policies might be insufficient to

SoFi Technologies, Inc.

cover a claim made against us by any such members affected by any disruptions, outages, or other performance or infrastructure problems.
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

SoFi Technologies, Inc.

•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of recessions, interest rates, inflation, consumer confidence and spending, public perception of the financial services industry, availability of loans and liquidity in the capital markets, local and national elections, corruption, political instability and acts of war or terrorism, including the war between Israel and Hamas, and the ongoing war in Ukraine.
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
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, as they have done in the past, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly. In addition, analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these research analysts. In addition, if the market for technology stocks or financial services stocks or the broader stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.
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
The General Corporation Law of the State of Delaware (the “DGCL”) and our organizational documents contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. Additionally, these provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our organizational documents include provisions regarding:
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
•limitations on the liability of our directors, and the indemnification of our directors and officers;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On September 15, 2023, Jeremy Rishel, our Chief Technology Officer, adopted a trading arrangement during an open trading window for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Rishel’s Rule 10b5-1 Trading Plan, which has a term ending on August 30, 2024, provides for the sale of up to 168,819 shares of common stock pursuant to one or more market or limit orders. During the three months ended September 30, 2023, no other Company director or officer (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.
(Registrant)

Date:	November 8, 2023	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer