Form 10-K
period 2023-12-31
SoFi Technologies, Inc.
filed 2024-02-27
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 74262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2023: $7.4 billion
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 15, 2024 was 976,736,877 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

SoFi Technologies, Inc.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	GAAP: U.S. Generally Accepted Accounting Principles
AFS: Available-for-sale	GLBA: Gramm-Leach-Bliley Act
ALCO: Asset Liability Committee	Golden Pacific: Golden Pacific Bancorp, Inc.
AWS: Amazon Web Services	GSE: Government-Sponsored Enterprise
AOCI: Accumulated other comprehensive income (loss)	HFI: Held for investment
ASU: Accounting Standards Update	HFS: Held for sale
ATDS: Automatic telephone dialing systems	HMDA: Home Mortgage Disclosure Act
BHCA: Bank Holding Company Act of 1956, as amended	IRLC: Interest rate lock commitment
BPS: Basis points	IRS: Internal Revenue Service
BSA: Bank Secrecy Act	LIBOR: London Inter-Bank Offered Rate
CALM: Capital and Asset Liability Management policy	MLA: Military Lending Act
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	MOHELA: Missouri Higher Education Loan Authority
CCPA: California Consumer Privacy Act	MSB: Money services business
CD: Community Development	MSRB: Municipal Securities Rulemaking Board
CET1: Common Equity Tier 1	NACHA: National Automated Clearinghouse Association
CFP: Certified financial planners	Nasdaq: The Nasdaq Global Select Market
CFPB: Consumer Financial Protection Bureau	OCC: Office of the Comptroller of the Currency
CFTC: Commodity Futures Trading Commission	OFAC: Office of Foreign Assets Control
CISO: Chief Information Security Officer	PCD: Purchased credit deteriorated
CODM: Chief Operating Decision Maker	PFOF: Payment for order flow
CPA: Colorado Privacy Act	PSU: Performance stock units
CPPA: California Privacy Protection Act	QIA: Qatar Investment Authority
CPRA: California Privacy Rights Act	RESPA: Real Estate Settlement Procedures Act
CRA: Community Reinvestment Act	ROU: Right-of-use
DACA: Deferred Access for Childhood Arrival	RSU: Restricted stock units
DCF: Discounted cash flow	SCH: Social Capital Hedosophia Holdings Corp. V
DE&I: Diversity, Equity and Inclusion	SCRA: Servicemembers’ Civil Relief Act
DEP: Digital engagement practices	SEC: U.S. Securities and Exchange Commission
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	SPAC: Special purpose acquisition company
Protection Act of 2010	Social Finance: Social Finance, Inc.
DSU: Deferred stock units	SoFi Bank: SoFi Bank, National Association
EC: European Commission	SoFi Capital Advisors: SoFi Capital Advisors, LLC
ECOA: Equal Credit Opportunity Act	SoFi Securities: SoFi Securities LLC
EFTA: Electronic Fund Transfer Act	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
ESG: Environmental, social and corporate governance	Park in Inglewood, California
ESIGN: Electronic Signatures in Global and National Commerce Act	SoFi Wealth: SoFi Wealth LLC
ETF: Exchange-Traded Funds	SOFR: Secured Overnight Financing Rate
FCA: Financial Conduct Authority	SPE: Special purpose entity
FCRA: Fair Credit Reporting Act	SRO: Self-regulatory organizations
FDCPA: Fair Debt Collection Practices Act	TBA: To-be-announced
FDIA: Federal Deposit Insurance Act	TCJA: Tax Cuts and Jobs Act
FDIC: Federal Deposit Insurance Corporation	TCPA: Federal Telephone Consumer Protection Act
Federal Reserve: Board of Governors of the Federal Reserve System	Technisys: Technisys S.A., a Luxembourg société anonyme
FHA: Fair Housing Act	TDR: Troubled debt restructuring
FHFA: Federal Housing Finance Agency	TILA: Truth in Lending Act
FHLB: Federal Home Loan Bank	UDAAP: Unfair, deceptive or abusive acts or practices
FinCEN: Financial Crimes Enforcement Network	UETA: Uniform Electronic Transactions Act
FINRA: Financial Industry Regulatory Authority	URG: Underrepresented Group
FRB: Federal Reserve Bank of San Francisco	VA: United Stated Department of Veterans Affairs
FTC: Federal Trade Commission	VIE: Variable interest entity
FTP: Fund transfer pricing	Wyndham: Wyndham Capital Mortgage

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
In February 2022, we acquired Golden Pacific Bancorp, Inc. (“Golden Pacific”), a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank (the “Bank Merger”), after which we became a bank holding company and renamed Golden Pacific Bank as SoFi Bank, National Association (“SoFi Bank”).
In March 2022, we acquired Technisys S.A. (“Technisys”), a Luxembourg société anonyme and a cloud-native digital multi-product core banking platform (the “Technisys Merger”).
In April 2023, we acquired Wyndham, a fintech mortgage lender.
See Note 2. Business Combinations to the Notes to Consolidated Financial Statements within Part II, Item 8. for information on our business combinations.
Refer to Glossary of Terms and Acronyms for the definitions of certain terms, acronyms and abbreviations used in this document.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; anticipated actions by governmental authorities; and macroeconomic conditions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “aim”, “allow”, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “if”, “intend”, “likely”, “may”, “might”, “opportunity”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements are subject to risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and our other filings with the SEC and include, among other things:
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

SoFi Technologies, Inc.

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
•our ability to maintain the listing of our securities on the Nasdaq;
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
In order to help achieve our mission, we offer personal loans, student loans, home loans and related servicing. We offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as lending as a service which helps a broader range of borrowers to find lending solutions. We offer products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. We have also made strategic acquisitions to further expand our platform capabilities for enterprises, which we believe will deepen our participation in the entire technology ecosystem powering digital financial services.
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
Our three reportable segments and their primary product offerings as of December 31, 2023 were as follows:
_________________
(1)Lending as a service includes referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, certain loans which we originate and subsequently sell to a third-party partner, and certain loans associated with our Lantern Credit financial services marketplace platform.

SoFi Technologies, Inc.

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
SoFi Bank
In February 2022, we closed the Bank Merger, pursuant to which we became a bank holding company and began operating as SoFi Bank. Golden Pacific’s community bank business continues to operate as a division of SoFi Bank.
As a bank holding company, we offer checking and savings accounts and credit cards through SoFi Bank. We are originating all new loan applications within SoFi Bank, and we intend to continue to explore other products for SoFi Bank over time. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which have a lower borrowing cost of funds than our warehouse and securitization financing model, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity, and (iv) through deposits, providing us with meaningful member data that can allow us to better serve our members’ financial needs. See Part I, Item 1A. “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
International Operations
While we primarily operate in the United States, we also operate internationally in Latin America and Canada, largely through our Technology Platform segment, as well as in Hong Kong through SoFi Holdings (Hong Kong) Limited (an investment business).

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

SoFi Technologies, Inc.

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

Financial Services Productivity Loop

Money
Invest
Content
Selection
Convenience
Student Loans
Personal Loans
Members
Get their money right
Fast
Home Loans
Credit Cards

In order to deliver on our strategy, we must develop best-in-class unit economics and best-in-class products that build trust and reliability between our members and our platform. Our acquisition of SoFi Bank was also an important step in continuing to build best-in-class unit economics and best-in-class products, as it has enabled us to achieve lower cost of funding through deposits, and improved unit economics and engagement on SoFi Money. When we do this on a member’s first product, and they later consider using an additional product, we believe they are more likely to start with our platform and we have a

SoFi Technologies, Inc.

higher chance that they will select one of our products to meet their other financial needs. This results in delivering more revenue per member with no second member acquisition costs, resulting in higher lifetime value per member. This also reinforces the benefits of our platform, which simplifies the entire financial ecosystem for our members, helping them get their money right. We are able to use the increased profits to further improve member benefits and product experience.
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
Lending Segment
We offer personal loans, student loans, home loans and related servicing. We believe that our market opportunity within each of these lending channels is significant. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous. Furthermore, our platform supports the full transaction lifecycle, including credit application, underwriting, approval, funding and servicing. Through data derived at loan origination and throughout the servicing process, SoFi has life-of-loan performance data on each loan in our ecosystem that we originate and on which we retain servicing, which provides a meaningful data asset. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment.
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
Home Loans.   We offer agency, non-agency and, beginning in the second quarter of 2023, certain government loans (e.g., VA and Federal Housing Administration loans) for members purchasing a home or refinancing an existing mortgage. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3% (or 0% for VA loans), a close on time guarantee, and educational tools and calculators. For one-unit properties, we generally offer loan sizes of $75,000 to $766,550 for in conforming normal cost areas (with exceptions for smaller loan sizes considered on a case-by-case basis), up to $1,149,825 in conforming high cost areas (GSE-eligible loans above the normal conforming limit, which is determined by county). For multi-unit properties, we offer loan sizes up to $2,211,600. In addition, we offer loan sizes up to $3,000,000 for jumbo loans (loans in the jumbo loan program), up to $1,500,000 for VA loans, and up to $472,030 for Federal Housing Administration loans in most areas. Our fixed rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We offer adjustable rate mortgage products for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term, and for VA and Federal Housing Administration loans, with a fixed rate for 5 years followed by rate adjustments every year for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans.
Lending Model
We originate loans through our lending business, and have the option of pursuing a gain-on-sale origination model, whereby we seek to recognize a gain from these loans and sell them into either our whole loan or securitization channels, or holding loans on our balance sheet when advantageous. This enables us to maximize our return and balance our risk by earning

SoFi Technologies, Inc.

interest on these loans for a longer period and to be selective in our sales arrangements. We expect to benefit from the continued mix towards deposit funding through operating SoFi Bank.
We sell our whole loans primarily to large financial institutions, such as bank holding companies. In securitization transactions that do not qualify for sale accounting, the related assets remain on our balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor. In the case of both whole loan sales and securitizations, and with the exception of certain of our home loans, we also continue to retain servicing rights to our originated loans following transfer. We directly service all of the personal loans that we originate. We act as master servicer for, and rely on sub-servicers to directly service, all of our student loans and GSE conforming home loans. We view servicing as an integral component of the Lending segment, as we believe our servicing function is an important asset because of the connection to the member it affords us throughout the life of the loan thereby enhancing the effectiveness of our Financial Services Productivity Loop by increasing member touchpoints and driving new product adoption by existing members.
We rely upon deposits, warehouse financing and our own capital to enable us to continue to expand our origination capabilities. Our ability to utilize deposits held at SoFi Bank to fund our loans has lowered our overall cost of asset-backed financing relative to alternative sources of funding.
Underwriting Process
We have developed an extensive underwriting process across each lending product that is focused on willingness to pay (measured by credit attributes and risk scores), ability to pay (measured through income and free cash flow), and stability (measured by credit experience). A key element of our underwriting process is the ability to facilitate risk-based interest rates that we believe are appropriate for each loan using proprietary risk models through which we project quarterly loan performance, including expected losses and prepayments. We believe the outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members. Further, our data and monitoring tools enable us to implement risk mitigation strategies quickly and efficiently, including underwriting standard adjustments to adapt our operations to changing environments and expectations.
Our personal loan and student loan underwriting models are typically based on credit reports, industry credit and bankruptcy prediction models, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Our underwriting strategy utilizes an advanced risk model that provides refined risk separation. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt service, and collateral eligibility established by GSEs. Government loans, such as VA and Federal Housing Administration loans, are subject to the underwriting requirements established by the appropriate government agency. In addition to these requirements, agency-conforming and government loans are subject to credit eligibility overlays imposed by SoFi as well as individual investor requirements. Other non-agency loans originated by us, such as Jumbo loans, are subject to investor credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum limits on debt-to-income service and caps on loan-to-value based on an accredited appraisal.
We also leverage our data to provide existing members a streamlined application process through automation. Across our loan products, existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products.
Technology Platform Segment
We provide technology platform services through a diversified suite of offerings which include an event and authorization platform accessed via application programming interfaces, a cloud-native digital and core banking platform and services related to both platforms. Our customers include financial and non-financial institutions in North and Latin America. We earn technology product and solutions revenue through the use of the platforms, either on a per use basis, or from overall license and maintenance fee service arrangements related to those respective platforms. We also offer additional add-on technology solutions to support our clients and drive engagement, such as an AI-based virtual assistant for customers of banks and financial institutions, and a real-time payment risk platform to enhance payment fraud mitigation strategies for financial customers. We continue to leverage investments made to integrate Galileo and Technisys and position the Technology Platform segment for diversified durable growth.

SoFi Technologies, Inc.

Financial Services Segment
Our suite of financial services products, by nature, provides more daily interactions with our members and is, therefore, differentiated from our lending products, which inherently have less consistent touchpoints with our members. We offer a suite of financial services solutions, the most significant of which are discussed below.
SoFi Money
Checking and savings accounts provide a digital banking experience which allows members to spend, save and earn interest and rewards in flexible ways. We believe SoFi Checking and Savings accounts held at SoFi Bank are attractive to our members and prospective members due to our differentiated offerings, including competitive interest rates, access to expanded FDIC insurance coverage of up to $2 million through our Insured Deposit Program and the convenience and benefits of being part of a cohesive, simplified financial ecosystem within our mobile platform.
SoFi Bank has also continued to expand its services. In the fourth quarter of 2022, SoFi Bank gained direct access to debit networks and began to perform certain services previously sponsored by the third party bank, including debit card issuance, and processing and settlement of ACH, check, and wire transactions.
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
SoFi Invest
SoFi Invest is a mobile-first investment platform offering members access to trading and advisory solutions, such as active investing and robo-advisory. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform. We view SoFi Invest as an attractive first product for members who may later become deposit account holders or borrow with SoFi.
Our active investing service enables members to buy and sell stocks and ETFs, as well as alternative investment funds, mutual funds and money market funds beginning in January 2024, to engage in options trading, to purchase shares in IPOs before they trade on an exchange, to buy and sell fractional shares, to engage in margin investing and to access a retirement savings account. Our robo-advisory service offers managed portfolios of stocks, bonds and ETFs. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience.
In connection with our approval as a bank holding company in February 2022, the Federal Reserve determined that the activities of SoFi Digital Assets, LLC in providing members with the ability to buy or sell various digital currencies through SoFi Digital Assets, LLC's omnibus account with a third-party custodian is not a permissible activity under the Bank Holding Company Act and Regulation Y. However, under Section 4 of the Bank Holding Company Act, the Federal Reserve has permitted us to continue our current digital assets related offering for a two-year conformance period from the date we became a bank holding company, with the possibility for three one-year extensions, provided that we do not expand our impermissible activities, except as authorized by the Bank Holding Company Act and Regulation Y, or increase our established risk limits for total customer digital assets maintained in wallets that are accessible online, referred to as “hot wallets”, or held on balance sheet. Based on this, in the fourth quarter of 2023, we made the decision to transfer the crypto services provided within SoFi Digital Assets, LLC, and began closing existing digital assets accounts. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for additional information on the transfer of the crypto services.
Other
Additional financial services solutions offered within our platform include:
•SoFi Credit Card: Designed to help eligible members spend better with cash back rewards on every purchase and without limits. Our unlimited cash back credit card features no annual fee, no foreign transaction fees and flexible redemption options through statement credit or other SoFi products.

SoFi Technologies, Inc.

•Lantern Credit: A financial services marketplace platform developed to help applicants that do not qualify for SoFi products to seek alternative products from other providers, as well as to provide a product comparison experience.
•Other lending as a service: Includes referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, and certain loans which we originate and subsequently sell to a third-party partner.
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
•SoFi Protect: A service through which we partner with providers who offer insurance products to help our members protect their assets, including providers across auto, life, homeowners, renters, and cyber insurance products and estate planning.
•SoFi Travel: A service through which we partner with a provider to offer an easy travel search and booking experience that can be managed directly through the SoFi app or website, alongside expanded member benefits including member prices on certain bookings and additional cash back rewards on purchases made with SoFi Credit Card.
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

Competition

We compete at multiple levels, including: (i) competition among other personal loan, student loan, credit card and residential mortgage lenders, (ii) competition for deposits among other banks, some challenger banks and a variety of technology and retail companies, (iii) competition for investment accounts among other introductory brokerage firms and a variety of technology and other companies, (iv) competition for subscribers to financial services content, and (v) competition among other technology platforms for the enterprise services we provide, such as platform as a service and cloud-native digital and core banking services.
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
Competition to acquire investment brokerage accounts. We face competition from brokerage platforms that provide some of the same features as us, such as a mobile brokerage experience, robo-investing, fractional share investing and options trading. In addition, the leading incumbent brokerage firms are larger, have been in business longer and generally have greater brand awareness than us. Technology and other companies have begun to offer some basic investing features and the ability to buy and sell digital and other assets.
Competition to attract financial services content viewership. There are many sources of financial news in the marketplace, many of which are more established and have a larger subscriber base.
Competition for technology products and solutions. Generally, these arrangements are multi-year contracts, which require us to spend the necessary resources on implementation and interconnecting new clients onto our platform. We face competition from larger institutions that could make investments into an integrated platform as a service solution or to a cloud-native digital and core banking solution, and also undercut our pricing, preventing our current clients from renewing, while also impeding our attempts to acquire new clients.

SoFi Technologies, Inc.

Marketing

Our sales and marketing efforts are designed to drive brand awareness, improve member acquisition efficiency and accelerate our Financial Services Productivity Loop. We attract and retain members through multiple marketing channels, including social media, traditional media such as the press, online affiliations, search engine optimization, search engine marketing, offline partnerships and sponsorship arrangements, preapproved direct mailings and television advertising. We continue to optimize our marketing strategy through a focus on our full suite of financial products and iterate on opportunities to accelerate the Financial Services Productivity Loop.

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
As a bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve under the BHCA, and SoFi Bank is subject to regulation, supervision and examination by the OCC, and beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and examination by the CFPB. SoFi Securities is subject to regulation by FINRA and the SEC and the Company and its affiliates are subject to supervision and examination by various state regulators.
Bank Holding Company Regulation.   The Federal Reserve has the authority, among other things, to order bank holding companies such as the Company to cease and desist from unsafe or unsound banking practices, to assess civil money penalties and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
Source of Strength.   Under the Dodd-Frank Act, we are required to serve as a source of financial strength for SoFi Bank. This means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support to SoFi Bank.
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

SoFi Technologies, Inc.

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
CFPB Regulation.   Beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB has authority to take enforcement actions against firms that offer certain products and services to consumers using practices that are deemed to be unfair, deceptive or abusive.
Deposit Insurance.   Deposit obligations of SoFi Bank are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per depositor. Deposit insurance premiums are based on assets, while taking into account various factors, including certain financial metrics and a bank’s supervisory ratings. The FDIC has the authority to adjust deposit insurance assessment rates at any time. Further through SoFi Money, members have access to expanded FDIC insurance coverage of up to $2 million through a reciprocal deposit network of participating banks in our Insured Deposit Program. Under the FDIA, insurance of deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2023, the FDIC insurance expense for SoFi Bank was $21.7 million.
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
Acquisitions and Branching. Prior approval from the OCC is required in order for SoFi Bank to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act.
Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s

SoFi Technologies, Inc.

approval, “adequately capitalized.” Certain depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments; however, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
Community Reinvestment Act.   The CRA requires the OCC to evaluate SoFi Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operation. A bank’s performance under the CRA is taken into consideration when evaluating and approving applications for charters, bank mergers, acquisitions, and branch openings. On January 1, 2023, SoFi Bank began operating under a five-year CRA strategic plan which includes measurable goals relating to: (i) CD Lending and CD Investments, (ii) CD Contributions, (iii) CD Services, (iv) Small Business Lending, and (v) Retail Services and Products. SoFi Bank’s 2023-2027 CRA performance will be examined based upon the CRA strategic plan’s five measurable goals as defined in the strategic plan and, as a result, the OCC’s standard performance evaluation criteria will not be utilized to evaluate SoFi Bank’s CRA performance throughout the duration of the strategic plan period. The OCC rates a national bank’s compliance with the CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. On October 23, 2023, the Federal Reserve, OCC and FDIC approved changes to their CRA regulations, maintaining the existing CRA ratings (Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics. The new CRA regulations will become effective on January 1, 2026. Failure of SoFi Bank to receive at least a “Satisfactory” rating could inhibit SoFi Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. Golden Pacific Bank, the predecessor to SoFi Bank, received a “Satisfactory” rating as of April 1, 2019.
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
Enhanced Prudential Supervision. Both SoFi Bank and the Company, which controls SoFi Bank, had total consolidated assets in excess of $10 billion as of December 31, 2023 which subjects them to additional regulatory requirements under the Dodd-Frank Act and other federal banking laws.
Section 1025 of the Dodd-Frank Act and the CFPB’s interpretations thereof provide that the CFPB has authority to examine any insured depository institution and with total assets of more than $10 billion for four consecutive quarters and any affiliate thereof. Beginning January 1, 2024, SoFi Bank and its affiliates became subject to CFPB supervision and regulation with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB has authority to take enforcement actions against firms that offer certain products and services to consumers using practices that are deemed to be unfair, deceptive or abusive.
Section 1075 of the Dodd-Frank Act, which is commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. The restrictions on interchange fees became applicable to SoFi Bank on July 1, 2023, which may negatively impact future interchange fees.
In addition, Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, which generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining an ownership interest in or sponsoring certain types of investment funds, applies to insured depository institutions if it, and every company that controls it, has total consolidated assets of $10 billion or more and consolidated trading assets and liabilities that are 5% or more of consolidated assets. The Volcker Rule, while applicable, does not significantly impact the operations of the Company and SoFi Bank, as we do not engage in a significant amount of activity that is subject to the Volcker Rule.
Finally, Section 165 of the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act, and 12 C.F.R. Part 30 require the Federal Reserve and the OCC, respectively, to implement enhanced prudential

SoFi Technologies, Inc.

regulation applicable to bank holding companies with consolidated assets of $100 billion or more and national banks with total assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management, and stress-test requirements. Once the Company’s or SoFi Bank’s assets are equal to or greater than the applicable asset thresholds, we will be subject to these enhanced prudential regulations.
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

SoFi Technologies, Inc.

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
Certain Transactions by Bank Holding Companies with their Affiliates
There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless exempted by the Federal Reserve; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that

SoFi Technologies, Inc.

creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be conducted under terms and conditions, including credit standards, which are at least as favorable to the bank as prevailing market terms. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or the furnishing of any service.
Consumer Financial Services Laws and Regulations
We are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, which can be referred to as “UDAAP”, and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. Prior to January 1, 2024, the OCC examined SoFi Bank for compliance with CFPB rules and enforced CFPB rules with respect to SoFi Bank. As noted above, beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and regulation by the CFPB as an insured depository institution with total assets of more than $10 billion.
Truth in Lending Act.   The TILA and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions prior to the consummation of a credit transaction and, in the case of certain education, mortgage, and open-end loans, at the time of a loan solicitation, application, approval and origination of a credit transaction. TILA also regulates the advertising of credit, including limitations on co-branding private education lender’s products with educational institutions in the marketing of private education loans, and gives borrowers, among other things, certain rights regarding updated disclosures and periodic statements, security interests taken to secure the credit, the right to rescind certain loan transactions, a right to an investigation and resolution of billing errors, and the treatment of credit balances. For certain types of credit transactions, lenders are not permitted to originate loans with certain high-risk features, such as negative amortization and balloon payments, and must provide certain consumer protections during the underwriting and origination process, such as providing a right to an appraisal of mortgaged property, and verifying the consumer’s ability to repay the loan prior to making a decision to approve an application for the loan. Private education lenders must provide multiple disclosures to applicants under TILA and must provide applicants with 30 days in which to accept or reject a loan offer as well as the right to rescind the loan transaction for three business days following receipt of the Final TILA disclosure.
Real Estate Settlement Procedures Act.   The federal RESPA and Regulation X, which implements it, require certain disclosures to be made to the borrower at application, as to the lender’s initial disclosures (or good faith estimate) of loan origination costs, and at closing with respect to the real estate settlement statement; apply to certain loan servicing practices including escrow accounts, member complaints, servicing transfers, lender-placed insurance, error resolution and loss mitigation. RESPA also prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services, and giving or accepting any portion of any fee charged for rendering a real estate settlement service other than for services actually performed. To the extent that a lender makes or receives a referral to a third-party with whom it has an affiliated business arrangement, for settlement services, RESPA requires a disclosure to the customer of the affiliation to the service provider. For most home loans, the time of application (loan estimate) and time of loan closing disclosure requirements for RESPA and TILA have been combined into integrated disclosures under the TILA-RESPA Integrated Disclosure rule.
Equal Credit Opportunity Act.   The federal ECOA prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. ECOA also requires creditors to provide consumers and certain small businesses with timely responses to applications for credit, including notices of adverse action taken on credit applications.
Fair Housing Act.   The federal FHA applies to credit related to housing and prohibits discrimination on the basis of race or color, national origin, religion, sex, familial status and handicap. The FHA prohibits discrimination in advertising regarding the sale or rental of a dwelling, which includes mortgage credit discrimination. The FHA may place restrictions on a creditor’s targeted marketing strategies, due to the risk that such strategies may increase a creditor’s fair lending risk.

SoFi Technologies, Inc.

Home Mortgage Disclosure Act.   The federal HMDA requires lenders to collect, report and disclose certain information about their mortgage lending activity to the CFPB. Much of the data reported pursuant to HMDA is made public and can be used by regulators and third parties to ascertain information about our mortgage lending activity. Regulators and litigants may use the data to make inferences about our compliance with ECOA, FHA and similar anti-discrimination laws. Effective in 2018, the CFPB issued a final rule which greatly expanded the amount of data that mortgage lenders are required to collect and report under HMDA.
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
Fair Credit Reporting Act.   The federal FCRA, as amended by the Fair and Accurate Credit Transactions Act, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit bureaus to report such information accurately. We are also required to perform a reasonable investigation in the event we receive indirect disputes from the credit bureaus about the accuracy of our credit reporting for a particular consumer and to update any inaccurate information we discover. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a consumer report or received from a third party and requires creditors who use consumer reports in establishing loan terms to provide risk-based pricing or credit score notices to affected consumers. FCRA also imposes rules and disclosure requirements on creditors’ use of consumer reports for marketing purposes, which impacts our ability to use consumer reports and prescreened lists to market consumer loans through direct mail and other means.
Fair Debt Collection Practices Act.   The federal FDCPA provides guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While the FDCPA applies to third-party debt collectors, and not original creditors, debt collection and loan servicing laws of certain states impose similar requirements on creditors who collect their own debts or contract with third parties to collect their debts. In addition, the CFPB prohibits UDAAP in debt collection, including first-party debt collection. The CFPB’s Regulation F, which implements the FDCPA, addresses communications in connection with debt collection, interprets and applies prohibitions on harassment or abuse, false or misleading representations, and unfair practices in debt collection, and clarifies requirements for certain consumer-facing debt collection disclosures.
Servicemembers Civil Relief Act.   The federal SCRA allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires us to adjust the interest rate of borrowers who qualify for and request relief. The SCRA also places limitations on remedies that may otherwise be available to a creditor, such as foreclosures and default judgments.
Military Lending Act.   The MLA restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents. The MLA caps the interest rate that may be offered to a covered borrower for most types of consumer credit to a 36% military annual percentage rate, or “MAPR”, which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration if a dispute arises concerning the consumer credit product.
Electronic Fund Transfer Act and NACHA Rules.   The federal EFTA, and Regulation E that implements it, provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by electronic transfers using the ACH network are subject to detailed timing and notification rules and guidelines administered by the NACHA. Most transfers of funds in connection with the origination and repayment of loans are performed by electronic fund transfers, such as ACH transfers. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. EFTA requires that lenders make available loan payment methods other than automatic preauthorized electronic fund transfers, and prohibits lenders from conditioning the approval of a loan transaction on the borrower’s agreement to repay the loan through automatic fund transfers. Recently, the NACHA Board of Directors approved a change in the NACHA Operating Rules that requires ACH Originators to perform account validation as part of their commercially reasonable fraudulent transaction detection systems.

SoFi Technologies, Inc.

Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act.   The federal ESIGN, and similar state laws, particularly the UETA, authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions and to provide electronic disclosures and other electronic communications to consumers, to obtain the consumer’s consent to receive information electronically.
Bank Secrecy Act.   We have implemented various anti-money laundering policies and procedures to comply with applicable federal anti-money laundering laws, regulations and requirements, such as designating a BSA officer, conducting an annual risk assessment, developing internal controls, independent testing, training, and suspicious activity monitoring and reporting. We apply the customer identification and verification program rules pursuant to the USA PATRIOT Act amendments to the BSA and its implementing regulations and screen certain customer information against the list of specially designated nationals and other lists of sanctioned countries, persons, and entities maintained by the Treasury Department’s OFAC. Additionally, SoFi Digital Assets, LLC is registered with and regulated by the FinCEN as a MSB with respect to its digital assets business activities, which were transferred in the first quarter of 2024. As an MSB, we are subject to FinCEN regulations implementing the BSA, which requires MSBs to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. Similarly, SoFi Bank is a financial institution under the BSA that is required to implement a risk-based anti-money laundering program, including customer identification procedures, currency transaction reporting, suspicious activity monitoring and reporting and other recordkeeping requirements. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program.
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
Loan Servicing.   We are subject to CFPB supervision and regulation of our loan servicing activities conducted by SoFi Bank and SoFi Lending Corp. even in scenarios where we have engaged third-party servicers such as MOHELA to service our private education loans and Cenlar FSB to service our home loans. In addition, for so long as SoFi Lending Corp. acts as servicer of any of our private education loans, we are subject to certain state licensing requirements applicable to student loan servicers even though we have engaged MOHELA to service our private education loans, as we retain master servicing rights. With respect to our broader consumer loan business, we are subject to federal and state laws regulating loan servicers. We are impacted by these rules even though we service loans we originate, and engage third parties like MOHELA and Cenlar FSB to service certain types of loans, because some state laws, such as the California Rosenthal Act, apply to creditors and first party servicers. Some state laws also apply to parties that indirectly service loans through the use of third-party servicer contracts. Additionally, we sell some of the loans we originate to third parties and are therefore subject to laws governing parties that service loans on behalf of another person to whom the debt is owed. We are currently licensed as a loan servicer in several states and may be required to seek additional licenses. If we seek additional licenses, a state has in the past and may in the future impose fines, restrict our activity in that state, or seek other relief for activity conducted prior to the issuance of a license.
Other State Lending Laws.   SoFi Lending Corp. will continue to service certain of our loans, and our money transmission activities will continue to be provided by SoFi Digital Assets, LLC. Consequently, in addition to applicable federal laws and regulations governing our operations, our ability to service loans through SoFi Lending Corp. in any particular state, and transmit money to or from any particular state, is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include fee limitations and disclosure and other requirements. Many states have adopted lending regulations that prohibit various forms of high-risk or sub-prime lending and place obligations on lenders to substantiate that a member will derive a tangible benefit from the proposed credit transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property. Many of these state lending laws are vague and subject to differing interpretation, which exposes us to some risks. The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which we may not

SoFi Technologies, Inc.

be able to eliminate from our operations or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently-enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations.
Risk Retention Regulations.   Our balance sheet is impacted by the risk retention regulations adopted by the SEC that became effective for non-mortgage securitizations in 2016. These rules require issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets’ credit risk.
Marketing Regulations.   Our marketing and other business practices are subject to federal and state regulation and our expansion into new product offerings, including ETFs and, beginning in January 2024, alternative investment funds, mutual funds and money market funds, under the SoFi Invest product, subject us to additional regulatory scrutiny. For example, we and the FTC entered into the FTC Consent Order regarding savings calculations in our student loan refinancing advertisements. In addition, we are subject to the TCPA, which regulates, among other things: (i) the use of automated telephone dialing systems to make certain calls or text messages to cellphones without prior consent, and (ii) certain calls and text messages to numbers properly registered on the federal do not call list without permission or an established business relationship, and the Federal CAN-SPAM Act and the Telemarketing Sales Rule, and analogous state laws, to the extent that we market credit or other products and services by use of email or telephone marketing.
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
SoFi Invest and SoFi Money.   SoFi Invest is the brand name for the following legal entities: SoFi Wealth LLC, SoFi Capital Advisors, LLC, SoFi Securities, and SoFi Digital Assets, LLC, each of which provides different products and services. We offer investment management services through SoFi Wealth LLC, an internet-based investment adviser and SoFi Capital Advisors, LLC, which provides portfolio management services for pooled investment vehicles that invest in asset-backed securitizations. Both SoFi Wealth LLC and SoFi Capital Advisors, LLC are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and are subject to regulation by the SEC. SoFi Securities is an affiliated registered broker-dealer and FINRA member, and SoFi Digital Assets, LLC is a FinCEN registered MSB that also holds money transmitter or money service licenses in a majority of states and the District of Columbia. In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts. This process was completed in the first quarter of 2024. We offer cash management accounts, which are brokerage products, through SoFi Securities.
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

SoFi Technologies, Inc.

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
SoFi Securities is registered with the MSRB and subject to the MSRB’s regulatory regime, including applicable MSRB rules.
SoFi Securities is a Participant of DTC and is, therefore, subject to DTC’s regulatory regime, including applicable DTC rules and bylaws.
Moreover, through SoFi Securities, we are licensed to underwrite securities offerings and have served as a firm commitment underwriter of, or as selling agent on, registered equity securities offerings.
State Licensing Requirements
One or more of our subsidiaries may need, and have obtained, one or more state licenses to broker, acquire, service and/or enforce loans. Where we have obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on us, including:
•record-keeping requirements;
•restrictions on servicing and collection practices, including limits on finance charges and fees;
•restrictions on collections;
•usury rate caps to the extent the non-bank subsidiary originates loans;
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
On January 1, 2020, the CCPA took effect, directly impacting our California business operations and indirectly impacting our operations nationwide. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. While personal information that we process that is subject to the GLBA is exempt from the CCPA, the CCPA regulates other personal information that we collect and process in connection with the business. Effective January 1, 2023, the CPRA, which amended the CCPA, imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA.
In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA. Certain of these laws are in force and others will enter in effect in the coming years. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering comprehensive privacy laws and it is anticipated that other states will be considering these laws in the future. Further, Congress has also been debating passing a federal privacy law. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically and Washington has passed a law that governs health data, with “health data” defined broadly. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

SoFi Technologies, Inc.

The existence of comprehensive privacy laws in different U.S. states would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions, civil litigation or otherwise incur liability for noncompliance.
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

SoFi Technologies, Inc.

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
Diversity, Equity and Inclusion
Part of what makes SoFi a dynamic place to work is our commitment to living our 11 core values, one of which is to “embrace diversity.” A diverse workforce unlocks collaboration, accelerates creativity, and ultimately enables us to accomplish our mission of helping millions of people achieve financial independence. Our DE&I objective is to create a company culture where every employee feels like they genuinely belong, are respected and valued, and can do their best work. This approach will unlock the potential of the organization and is a competitive advantage for SoFi.
One of the ways we ensure our global, diverse employees feel a sense of connection to our strategy and mission is through our quarterly Objectives and Key Results (“OKR”) process. Each year, company priorities are developed in partnership with our executive staff team and the SoFi Leadership Group. These priorities are shared with the company at the beginning of each year, as well as quarterly. Teams and individuals are then able to map their OKRs to the company objectives, which align all employees on the company vision and strategy. For the last three years, our #1 company priority has been culture and DE&I. As part of this commitment to improving representation at all levels of the company, we set ambitious three-year goals in 2020: to increase our total URG population to 60%, and to increase URG representation in management to 50%. Based on voluntary employee self-identification data by our U.S.-based workforce, as of December 31, 2023:
•57% of our workforce was comprised of individuals who identify as part of an URG; individuals who identify with a URG represented 51% of our full-time management positions (defined as people-manager and above); and
•Individuals who identify with a URG represented 63% of our executive workforce.
Additionally, 44.1% of our U.S.-based workforce was comprised of employees who identify as female, 3.5% as veterans, 6.2% as LGBTQIA+, and 5.7% as people with disabilities as of December 31, 2023.
Creating lasting and meaningful change is not a short-term project. Improving DE&I requires a multi-faceted approach to ensure that all employees are having an equitable experience. This journey requires transparency and accountability at all levels of the organization. To help meet and achieve our long-term goals, we have focused on fair and transparent processes in talent assessment and hiring, to performance management, career progression and retention, we have developed programs that support our all employees across all stages of the employee lifecycle.
As a foundation to this work, we have developed competency-based assessments for roles in marketing, operations and engineering to assist in reducing unconscious biases in both our hiring and promotion practices. We have also formalized university hiring and returning military programs to ensure we are bringing in talent at all levels of the company.
We have also worked to create a stronger sense of inclusion and belonging for all employees, with a lens on representation. SoFi proudly sponsors nine Employee Resource Groups, known internally as SoFi Circles. These employee-led communities help build high-trust relationships, create safe and brave spaces to raise awareness on important, pertinent topics, and help our organization thrive by fostering a sense of community. Examples of their programs include: listen & learn workshops, cultural events, keynote speaker series, give back donation initiatives, and volunteering opportunities for all. We also work with our international offices to ensure employees have access to Circles, and that we are taking into consideration local and regional differences as it pertains to DE&I.

SoFi Technologies, Inc.

The SoFi Circles and their defined missions:
Each SoFi Circle is open to all of our employees, regardless of location, tenure, or subsidiary. Being a SoFi Circle member gives employees access to unique programming and opportunities to connect with other SoFi Circle members—either as identifying members or as an ally.
In order to stay accountable to our DE&I goals, we review hiring, engagement, promotion and retention metrics with each executive business leader bi-annually. We actively track our self-reported URG/URM hiring rates against the total addressable market, the rate of our promotions of this population against their dominant peer group’s rate, as well as the rate of attrition, to monitor and try to help ensure we are not disproportionately losing URG/URM at a faster rate than our peer group. We action plan to address opportunities with each business unit group.
While we are proud of the progress we have made, our DE&I journey has only just begun. In order to unlock the potential of our organization, to scale and grow as a company, we have expanded our DE&I approach to focus on a holistic strategy that will impact the entire SoFi ecosystem - from our members and clients, to our stakeholders, and current and prospective employees. We call this new approach the 4 P’s: People, Practices, Partnerships, and Policy:
•People focuses on FINDing, GROWing, and KEEPing our talent in order for them to invest in themselves, their futures and in the financial world.
•Practices focuses on ensuring we have the right systems, structures, and processes in place that drive accountability and equitable outcomes for everyone including for leaders and managers.
•Partnerships focus is on finding and establishing external strategic partnerships that create a diverse talent pipeline, provide professional development and networking opportunities for our staff, and amplify the SoFi brand (specifically within underserved communities).
•Policy focuses on building a world-class supplier diversity program so that small businesses have an opportunity to successfully participate and compete to supply goods and services for SoFi.
In 2024, we continue to focus on our four priorities to ensure we achieve our long term efforts.
Learning and Manager Excellence
We believe strongly in investing in our employees throughout the employee lifecycle. Great care is taken to onboard new hires and set them up for success, both in terms of a broad understanding of SoFi’s mission, values, strategic points of differentiation and products, as well as role-specific learning. To this end, throughout the year we offer ongoing learnings,

SoFi Technologies, Inc.

including: regular company-level All Hands meetings, periodic programming on a diverse range of topics spanning general business updates to developmental topics, such as financial and personal wellness, and other opportunities for learning from internal and external speakers. To enable continuous learning, we have deployed an online training platform, which offers thousands of courses and training sessions, ranging from skill development to manager resources. The training sessions consist of live training, speakers and targeted learning content.
We also offer ongoing learning opportunities for our people managers to ensure they are well equipped to support and lead diverse and distributed teams. In addition to training on our compensation philosophy and tools, manager effectiveness and other basic ongoing processes administered by the People team, we also employ an eight-week manager onboarding program. This program covers a variety of topics, including DE&I, how to give effective feedback, a recruiting overview and best practices and various other components to set new leaders at SoFi up for success. We also create opportunities for employees and managers to provide feedback on their learning experiences via surveys and focus group sessions. In 2023, we also launched Manager Central, a centralized hub of resources, learning and support for managers. We also offer a suite of bespoke, just-in-time self-access learning content that is tailored to meet the needs of a growing organization, and that is tied to key activities on the calendar. This approach is being rolled out for the internal Performance and Rewards program, for which we have created a manager toolkit of resources and a learning curriculum on Giving and Receiving Feedback, both for managers and employees at SoFi. In 2024, we will continue to focus on manager development by offering an array of solutions for them to be upskilled, build inclusion and create thriving teams.
Compensation
Our compensation programs are designed to attract, retain and motivate talented, deeply qualified and committed individuals who believe in our mission, while rewarding employees for long-term value creation. We have a pay-for-performance culture in which employee compensation is aligned to Company performance, as well as individual contributions and impact. Our long-term incentive program aligns employee compensation to the long-term interests of our shareholders, while encouraging them to think and act like owners. As we continue to evolve our programs and practices, we strive for a fair, competitive, transparent and equitable approach in recognizing and rewarding our employees.
Employee Benefits
The health and wellness of our employees and their families is integral to SoFi’s success. We have a comprehensive benefits program to support the physical, mental and financial well-being of our employees. For our U.S. based workforce we have one core medical plan in which SoFi pays 100% of the monthly premium and additional medical plans with premiums that are significantly subsidized. In addition to core medical, we offer fertility and parental benefits to help employees who are looking to grow their family, including a reimbursement solution for eligible family building expenses, a paid parental leave benefit, as well as a partially subsidized back-up family care benefit. To support the mental health of our employees, we offer a benefit that allows our employees to meet with coaches and clinical care providers at no cost to them. Our tuition reimbursement and student loan repayment programs in the U.S. provide financial support to our employees that allows them to advance their education and pay off existing student loan debt.
Our benefits packages also include, among other things, basic life insurance and supplemental life insurance, short-term and long-term disability insurance, a Section 401(k) retirement savings plan, and competitive paid time off. Additionally, our program SoFi Gives is a benefit that provides eligible employees with paid time off to engage in volunteer opportunities within their communities.
Employees
As of December 31, 2023, we employed approximately 4,400 employees, of which approximately 73% were located in the United States and 27% were located internationally. None of our U.S. based employees are currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement. We consider our relationship with our employees to be very strong and have not historically experienced any work stoppages.

Environmental, Social, and Corporate Governance

Sustainable business practices are embedded into our day-to-day operations, as we continue to make critical investments in our team and infrastructure to be further able to scale and support new avenues of growth. We believe this not only aligns with our number one company priority of making our culture better every second and ensuring DE&I is at the center of everything we do, but also improves our profitability and supports long-term value creation for our shareholders.

SoFi Technologies, Inc.

In December 2023, we published our first comprehensive ESG report which shares how our company priorities, core values, mission and commitments to the communities we serve shape how we do business, support our employees, and create a meaningful and lasting impact for our members and customers. This report covers a broad set of ESG-related efforts which have been key to informing our approach, including our people programs, product development processes, community investments and social impact, environmental footprint, corporate governance strategies, risk management operations, public policy initiatives and more. In addition, we have an ESG Committee comprised of key management stakeholders who are tasked with tracking our progress within our ESG initiatives using real world, data-based metrics, as well as devising and executing strategies to create an even greater impact.
This and any other ESG-related reports and information included on our investor relations website are not incorporated by reference into, and do not form any part of, this Annual Report on Form 10-K.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. These risks are discussed more fully below and include, but are not limited to:
Business, Financial and Operational Risks
•our ability to successfully identify and address the risks and uncertainties we face;
•demands on our resources, intense and increasing competition, and the success of our business model (including continuing profitability);
•legislative and regulatory policies and related actions that apply or may apply to us, particularly as a result of our operating a bank and as a bank holding company, in connection with student loans, given our brokerage and investment advisory activity, or related to services provided by our technology platform;
•loss of one or more significant purchasers of our loans or one or more significant technology platform clients;
•adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties;
•impact of macroeconomic factors, including regulatory responses, elevated and fluctuating inflation, increased delinquency rates on consumer debt, reduced consumer discretionary spending and economic uncertainty;
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

SoFi Technologies, Inc.

•increased business, economic and regulatory risks from continued expansion abroad, given our brokerage and investment advisory activity, or related to services provided by our technology platform;
Credit Market Related Risks
•worsening economic conditions, including general economic uncertainty, elevated and fluctuating inflation and interest rates, market volatility, the cyclical nature of our industry, and our ability to maintain expected levels of liquidity;
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
•increases in member loan default rates or the possibility of being required to retain or repurchase loans or indemnify the purchasers of our loans;
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
•increased regulatory scrutiny of the services provided by our technology platform;
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
•increased business continuity and cyber risks due to our hybrid workforce;
•natural disasters, power outages, telecommunications failures, man-made problems and similar events;
•employee misconduct;
Risk Management and Financial Reporting Risks
•our ability to establish and maintain proper and effective internal control over financial reporting and risk management processes and procedures;
•adjustments to our key business metrics, including adjustments to the total number of members or products in the event a member is removed in accordance with our terms of service which may not be reflected in the current period;
•changes in accounting principles generally accepted in the United States;

SoFi Technologies, Inc.

•regulatory obligations as a result of our business combination with a special purpose acquisition company that may impact us differently than other publicly traded companies;
•incorrect estimates or assumptions by management in connection with the preparation of our financial statements;
Information Technology and Data Risks
•breach or violation of law by a third party on which we depend;
•cyberattacks and other security breaches or disruptions of our systems or third-party systems on which we rely, including our cloud computing services arrangement, disruptions that may impact our ability to collect loan payments and maintain accurate accounts, or our ability to provide services to our technology platform clients;
•liabilities related to the collection, processing, use, storage and transmission of personal data;
•liabilities related to the data, models, and use of artificial intelligence in products or business processes;
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
We operate in rapidly evolving industries which may make it difficult to quickly identify risks to our business and evaluate our future prospects. In addition, in recent years, we have rapidly expanded our operations to include or expand, among other things, deposit accounts, credit cards, investment services, technology solutions, home loan originations, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham, a fintech mortgage lender, which expanded our home loan business.
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
•successfully maintain and enhance our diversified funding strategy, including through deposits, securitization financing from consolidated and nonconsolidated VIEs, whole loan sales, and debt warehouse facilities;
•further establish, diversify and refine our checking and savings, investment and brokerage offerings to meet evolving consumer needs and preferences;
•offer an attractive annual percentage yield on our deposits compared to our competitors and manage deposit costs;
•diversify our revenue streams across our products and services;
•favorably compete with other companies and banks, including traditional and alternative technology-enabled lenders, financial service providers, broker-dealers, and technology platform as a service providers;
•continue to realize the benefits of operating a bank;

SoFi Technologies, Inc.

•introduce new products or other offerings, as well as new or improved technologies, to meet the needs of our existing and prospective members or to keep pace with competitive lending, checking and savings, investment, technology and other developments;
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
•continue to add new clients and new products to existing clients in our technology platform as a service business;
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
•successfully navigate the evolving regulatory environment for technology platform-as-a-service providers;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including continued government efforts to curb inflation, which may impact the overall economy and affect demand for our products and services, market volatility, particularly in the financial services industry, changes in consumer confidence, consumer discretionary spending and loan delinquency rates, pandemics or other health-related crises, the war between Israel and Hamas, and the ongoing war in Ukraine;
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
We have a history of losses, and may experience net losses in the future and there is no assurance that our revenue and business model will be successful.
We have a history of net losses prior to the fourth quarter of 2023. We may incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods, as well as successfully navigate the macroeconomic environment, in order to maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and products and services in order to enhance our brand recognition and our value proposition to our members, prospective members and clients in our technology platform business, and these additional costs will create further challenges to maintaining or increasing near-term profitability. Our general and administrative expenses have in the past and may in the future increase to meet the increased compliance and other requirements associated with operating as a public company and a bank holding company, operating a bank, and evolving regulatory requirements. See “Regulatory, Tax and Other Legal Risks—As a bank holding company, we are subject to extensive supervision and regulation, and changes in laws and regulations applicable to bank holding companies could limit or restrict our activities and could have a material adverse effect on our operations”.
We are continuously refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage with more products across our platform, a strategy we refer to as the Financial Services Productivity Loop,

SoFi Technologies, Inc.

and, with respect to our Technology Platform segment, adoption by clients of additional platform as a service offerings. There is no assurance that our revenue and business model or any changes to our revenue and business model to better position us with respect to our competitors will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to maintain or increase our revenue sufficiently to offset our higher operating expenses. We may incur losses and we may be unable to maintain profitability, for a number of reasons, including the risks described in this Annual Report on Form 10-K, unforeseen expenses, difficulties, complications and delays, differences between our assumptions and estimates and results, the effects of macroeconomic conditions and other unknown events.
We have experienced rapid growth in recent years, including through the addition of new products and lines of business and into new geographies, which may place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, as well as operating a bank and as a bank holding company, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, changing technologies, evolving fraud, privacy and information security landscape, and regulatory developments, both domestically and internationally, relating to our existing and projected business activities. Our future growth will depend on, among other things, our ability to maintain an operating platform and management system able to address such growth, our ability to grow and optimize deposit balances, and our ongoing ability to demonstrate to our regulators that our risk management and compliance practices are growing in a commensurate fashion, all of which has required and we expect will continue to require us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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
We expect our competition to continue to increase, as there are no substantial barriers to entry to certain of the markets we serve. Some of our current and potential competitors have longer operating histories, particularly with respect to our financial services products, significantly greater financial, technical, marketing and other resources, and a larger customer base than we do. This allows them to potentially offer more competitive pricing or other terms or features, a broader range of financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in member preferences. In addition to established enterprises, we may also face competition from early-stage companies attempting to capitalize on the same, or similar, opportunities as we are. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract current or potential members away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or our ability to capitalize on market opportunities.
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
•our ability to introduce successful new products and services, as well as new or improved technologies, or to iterate and innovate on existing products or services to satisfy evolving member and technology platform client preferences or to keep pace with market trends;
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
•our ability to compete on price, particularly with respect to SoFi Invest and the Technology Platform where demand for our products and services may be affected if we are unable to compete with other brokerages or technology-as-a-service providers on price;
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
•the impact of macroeconomic conditions, including the impacts from current efforts to curb inflation, stock market volatility, changes in consumer confidence, consumer discretionary spending, and any changes in loan default rates, and related developments on the lending and financial services markets we serve; and
•our brand strength relative to our competitors.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and adversely affect our financial condition and results of operations. For example, Silicon Valley Bank and Signature Bank were put into FDIC receivership in March 2023 and First Republic Bank was put into FDIC receivership in May 2023. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, although we have not observed a decline in our deposits to date, our members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. The closure of financial institutions, even if such financial institutions are unrelated to our business, may result in a deterioration of consumer confidence in banks and the banking system more broadly as well as declines in the price of our stock or reluctance of our members to use our products and services.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. On March 12, 2023, the Federal Reserve announced the creation of the Bank Term Funding Program, a new emergency lending program for FDIC-insured banks, as well as certain U.S. branches and agencies of foreign banks. Under the Bank Term Funding Program, the Treasury Department provided $25 billion of credit protection to the Federal Reserve Banks, in order to provide loans with terms up to one year secured by certain government securities held by eligible financial institution borrowers. The program was established to reduce the need for eligible borrowers to sell the securities in times of stress, thus, mitigating the risk of potential losses on the sale of such securities. On January 24, 2024, the Federal Reserve announced that the program would cease making new loans, as scheduled, on March 11, 2024. There is no guarantee that the Federal Reserve would establish a similar facility in the future or that the Treasury, FDIC and Federal Reserve will provide access to uninsured funds in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
It is likely that, if the banking sector deteriorates, the U.S. and/or other global economies would be adversely affected, including facing the possibility of a recession, the duration and severity of which is difficult to predict. These developments may adversely affect our business, financial condition and results of operations.
Our future growth depends significantly on our branding and marketing efforts, and if our marketing efforts are not successful or we receive negative publicity, our business and results of operations will be harmed.
We have invested significantly in our brand and believe that maintaining and enhancing our brand identity is critical to our success. Our ability to attract members depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, out-of-home, direct mail, lifecycle marketing and television and radio advertising. Our ability to compete for, attract and maintain members, lending counterparties, marketing partners and other partners relies to a large extent on their trust in our business, our reputation and the value of our brand. While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels becomes less effective, if regulatory requirements, including the FDIC’s advertising rules, restrict or diminish our ability to use these channels, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brand, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members or increase the activity of our existing members on our platform in a cost-effective manner. If we are unable to recover our marketing costs through increases in the size, value or the overall number of loans we originate, or member selection and utilization of other SoFi products such as SoFi Money, SoFi Invest and SoFi Credit Card, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. In addition, negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information by us or our third-party service providers, data breaches, matters related to or affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not. Negative publicity or allegations could reduce demand for our products, result in a decrease in the price of our stock, undermine the loyalty of our members and the confidence of our lending counterparties and technology platform clients, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater regulatory scrutiny, all of which could lead to the attrition of our members, lending

SoFi Technologies, Inc.

counterparties, technology platform clients and harm our results of operations. In addition, we and our officers, directors and/or employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against or litigating such claims.
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our business, results of operations, and financial condition.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and has increased substantially because of our size and profile in the financial services industry. Moreover, negative public opinion has in the past and could in the future result from actions by the financial services industry generally, including due to the failure of one or more additional banks, or by certain members or individuals in the industry and can adversely affect our reputation with no actual or alleged actions on our part. For example, public opinion of the financial services industry was negatively impacted following the closure of Silicon Valley Bank and generally resulted in decreases in the stock prices of financial services companies.
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
Furthermore, our actual or perceived failure to address or prevent any such conduct or otherwise to effectively manage our business or operations could result in significant reputational harm. For example, our marketing strategy includes an emphasis on social media. Social media provides a powerful medium for consumers, employees and others to communicate their approval of or displeasure with a business. This aspect of social media is especially challenging because it allows any individual to reach a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. We monitor social media metrics for their impact on our business but if we are unable to quickly and effectively respond, any negative publicity could “go viral”, causing nearly immediate and potentially significant harm to our brand and reputation, and our business, whether or not factually accurate, including a significant withdrawal of deposits from SoFi Bank within a short period of time.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning ESG matters, both in the United States and internationally. We communicate certain ESG-related initiatives and/or commitments regarding our employees, diversity, equity and inclusion goals, and other matters in our ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives and commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, significant changes in default rates on loans, the rate and credit market environment and our ability to raise our coupon rates along with interest rates that are higher than those in the recent past, legal or regulatory developments, changing demographics, and legislative, regulatory or policy changes. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

SoFi Technologies, Inc.

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
We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as AWS, internet service providers, payment services providers, market and third-party data providers, regulatory and compliance services providers, clearing systems, market makers, exchange systems, banking technology systems, co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our members and support or carry out certain functions. For example, to provide our checking and savings account, cash management account, credit card and other products and services, we rely on third parties that we do not control, such as payment card networks, our acquiring and issuing processors, payment card issuers, various financial institution partners, systems like the ACH, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds, and the provision of information and other elements of our services. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, digital assets quotes, research reports and other fundamental data that we provide to our members. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business. Furthermore, third parties may rely on artificial intelligence or machine learning for the services they provide us and, given that the regulatory framework relating to the use of machine learning and artificial services in the provision of financial services is still developing, the third parties’ use of such technologies may impact their ability to carry out certain functions or impact the quality of their service or performance.
Because we are a bank holding company subject to regulation, supervision and examination by the Federal Reserve, and because SoFi Bank is subject to regulation, supervision and examination by the OCC and the FDIC, and SoFi Bank and its affiliates are subject to regulations issued by the CFPB, our and SoFi Bank’s oversight of third-party service providers is also subject to regulatory oversight. If a regulatory authority found our or SoFi Bank’s service provider oversight to be lacking, the regulatory authority could require that we or SoFi Bank implement corrective action, including limiting or terminating certain relationships with service providers, which could be costly and disruptive to our business.

SoFi Technologies, Inc.

Further, we may, from time to time, decide to modify or terminate relationships with third-party service providers and to perform certain functions and/or services internally. For example, we historically used a third party bank to issue the SoFi Money debit cards and sponsor access to debit networks for payment transactions, funding transactions and associated settlement of funds, and sponsor and support ACH, check and wire transactions along with associated funds settlement. However, after gaining direct access to debit networks, we directly perform certain services previously sponsored by the third party bank. Although we have performed these services satisfactorily to date, there is no guarantee we will be able to continue to do so. Additionally, the migration of any such functions and/or services may introduce additional risks and could cause disruption to our business.
Our third-party service providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks.
Failures or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, have in the past and could in the future cause us to incur losses, result in decreased member or client satisfaction and increase member or client attrition, subject us to member or client complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of members, technology platform clients, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.
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

SoFi Technologies, Inc.

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
Our business, results of operations and reputation are directly affected by elements beyond our control, including general economic, political, social and health conditions in the U.S. and in countries abroad. These elements can arise suddenly and the full impact can remain unknown or result in adverse effects, including, but not limited to, extreme volatility in credit, equity and foreign currency markets, changes to buying patterns of our members and prospective members or reductions in the credit quality of our members, and changes to the financial condition of our technology platform clients and prospective clients.
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation and hyperinflation, supply chain disruptions, changes in consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, changes in legislation, regulations or policy, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including the war between Israel and Hamas and the ongoing war in Ukraine, terrorism or other geopolitical events which may affect our results of operations. For example, although we do not have operations in the locations impacted by these conflicts, the ongoing war in these locations has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity

SoFi Technologies, Inc.

levels. We are not able to predict with any certainty the ultimate impact that any of these events, as well as any other future events, may have on our business.
Significant downturns in the securities markets or in general economic and political conditions may also decrease the demand for our products and services and could also result in our members reducing their engagement with our platform. In addition, such significant downturns may cause default rates on our loans to increase and cause funding and liquidity concerns for our current and prospective technology platform clients reducing their adoption and use of our platform as a service products and services. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations. In addition, a prolonged weakness in the U.S. equity markets or a general extended economic downturn could cause our members or technology platform clients to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing members or technology platform clients and potential new members or clients to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, and we are unable to predict whether it will continue to raise rates further. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; (iv) the mix of lending products we originate which is influenced by demand for refinancing products; and (v) the competition faced by our SoFi Money deposit product from other investment products which may become more attractive as interest rates rise. See “Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.
Interest rate increases and other actions, including balance sheet management, lending facilities, and the Federal Reserve’s exit from quantitative easing, and similar actions taken by the Federal Reserve or other central banks, are beyond our control and difficult to predict. These actions affect interest rates and the value of financial instruments, increase the likelihood of a more volatile market, a further appreciating U.S. dollar and negative growth in gross domestic product, and affect other assets and liabilities and can impact our members and technology platform clients. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes to existing laws, regulations and policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, cybersecurity and privacy, digital assets, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our technology platform clients, our counterparties and our earnings and operations. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union (the “EU”)) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions, such as a further escalation in conflict in the Middle East in connection with the Israel-Hamas war, could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of duties and tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
Any of these developments could adversely affect our business, our members, our technology platform clients, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, our liquidity and our results of operations.
We have the option of pursuing a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We have the option of pursuing a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by interest rates that are higher than those

SoFi Technologies, Inc.

in the recent past combined with longer periods during which we have held, and may continue to hold, loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet. However, bank deposits and corporate cash have not historically been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, public perceptions of the financial services industry, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by rising inflation, uncertainty in the financial services sector, the war between Israel and Hamas, and the ongoing war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for growth in the U.S. economy. A number of factors influence the potential economic uncertainty, including, but not limited to, changing U.S. consumer spending patterns, elevated and fluctuating inflation and interest rates, reduced consumer discretionary spending, and weakening wage growth and employment levels. For example, the Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, and we are unable to predict whether it will continue to raise rates further. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of elevated prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in an elevated interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. Although demand for refinanced student loans has increased following the expiration of the moratorium on federal student loan payments at the end of August 2023, it has not yet returned to pre-COVID levels. We have also focused on personal loan originations to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and we have recently seen an increase in the amount of personal loans that we originate which may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
Additionally, an inflationary environment combined with a healthy labor market and decreases in the market value of our equity awards could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we have in the past and may in the future be required to increase our operating costs or risk losing skilled workers to competitors. See “Personnel and Business Continuity Risks—The job market and the optimization of our workforce creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce” for more information on the risks posed by a competitive labor market.
Fluctuations in interest rates could negatively affect the demand for our checking and savings product.
Falling, low or fluctuating interest rates, which we have experienced in the past and may experience again in the future, may have a negative impact on the demand for our checking and savings product. Checking and savings provides members a digital banking experience that offers a variable annual percentage yield, which is at our discretion. If we are not able to offer competitive interest rates on deposit accounts, demand for our checking and savings product may decrease, which may impact our ability to access deposits as a more cost-effective source of funding for our loans. Although we have been in an elevated interest rate environment in recent years, there is no guarantee that it will remain so or that the interest rate we offer on

SoFi Technologies, Inc.

deposit accounts will remain competitive and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
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
While we anticipate some variability in prepayment rates, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity and net revenue. For example, when, as a result of unanticipated prepayment levels, loans within a securitization trust amortize faster than originally contracted due to prepayments, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net revenue may decrease, inclusive of our servicing revenue and the diminished value of any retained residual interest by us in the trust.
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
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. For example, the COVID-19 pandemic caused changes in consumer and student behavior, as well as economic disruptions. Any future pandemic or public health crisis may result in, among other impacts, worker shortages, supply chain issues, inflationary pressures, and the reinstatement and subsequent lifting of restrictions and health and safety related measures. Any COVID-19 resurgences or future epidemics or pandemics or other public health crises could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our members, other customers and partners.

SoFi Technologies, Inc.

See “Our business and results of operations have in the past and may in the future be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally” and “Management’s Discussion and Analysis of our Financial Condition and Results of Operations—Key Business Metrics” and “—Consolidated Results of Operations” for further discussion of the impact of macroeconomic conditions in recent periods on our business and operating results.

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
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, information security and cybersecurity safeguards, procedures and policies, including third-party risk management practices;
•write-offs or impairments of intangible assets, goodwill or other assets recognized in connection with the acquisition;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, including employment laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•litigation or other claims in connection with the acquired company, including claims from terminated or current employees, customers, former stockholders or other third parties; and
•known and unknown regulatory compliance risks resulting from geographic expansion, including elevated risk factors for tax compliance, money laundering controls, and supervisory controls oversight.
Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business, generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, regulatory obligations to further capitalize our business, goodwill and intangible asset impairments, and increased regulatory scrutiny, any of which could harm our financial condition and negatively impact our stockholders. To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes.
Demand for our products may decline if we do not continue to innovate or respond to evolving technological or other changes.
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service member accounts, to provide our technology platform as a service to clients and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. For example, while we do not currently

SoFi Technologies, Inc.

rely heavily on artificial intelligence, we expect to integrate more artificial intelligence into our technology in the future especially to improve the experience of our members. Even if we enhance our current products or release new products that incorporate artificial intelligence, there can be no assurance that our products will be successful or that we will innovate effectively to keep pace with the rapid evolution of artificial intelligence. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member and technology platform client experience, members’ and clients’ demand for our products may decrease and our growth and operations may be harmed.
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
We develop and maintain systems and processes aimed at detecting and preventing fraudulent activity, which require significant investment, maintenance and ongoing monitoring and updating as technologies and regulatory requirements change and as efforts to overcome security and anti-fraud measures become more sophisticated. Despite our efforts, we have in the past and may in the future be subject to fraudulent activity, which may affect our results of operations. For example, our general and administrative expenses in the past have included charges related to fraud events. The possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments, particularly as a large part of our workforce works remotely. Risks associated with each of these include theft of funds and other monetary loss, the effects of which could be compounded if not detected quickly. Fraudulent activity may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered.
Fraudulent activity and other actual or perceived failures to maintain a product’s integrity and/or security has led to increased regulatory scrutiny and may lead to regulatory investigations and intervention (such as mandatory card reissuance), increased litigation (including class action litigation), remediation, fines and response costs, negative assessments of us and our subsidiaries by regulators and rating agencies, reputational and financial damage to our brand, and reduced usage of our products and services, all of which could have a material adverse impact on our business. In addition, we offer certain fraud and compliance and risk management services to technology platform clients as part of our platform as a service offerings and regulatory scrutiny of these types of services has increased recently. Any failure in these services provided to technology platform clients could result in regulatory actions or fines, and potential loss of client accounts.
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
SoFi may be unable to realize the anticipated benefits of acquiring Technisys.
We closed the Technisys acquisition in March 2022 and its operations have been largely integrated into our business. The success of the Technisys acquisition, including anticipated benefits and cost savings and potential additional revenue opportunities, will depend, in part, on our ability to realize various benefits, including, among other things, the development of an end-to-end vertically integrated banking technology stack to support multiple products and enable the combined company to meet the expanding needs of existing customers and serve additional established banks, fintechs and non-financial brands looking to enter financial services. The inability to realize our expected cost savings in connection with the Technisys’ acquisition could have an adverse effect on our business, financial condition, operating results and prospects. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues, lost cost savings and incremental revenue opportunities and diversion of management’s time and energy and could have an adverse effect on our business, financial condition, operating results and prospects.

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
Recent macroeconomic factors, such as elevated interest rates, global events and market volatility, may cause the economy to enter into a period of slower economic growth or a recession, the length and severity of which cannot be predicted. Such uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our members and non-payment by our technology platform clients, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments, lending decisions or technology platform client selections. Any of these factors could have a detrimental impact on our financial performance and liquidity.
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
The longevity and severity of a downturn or recession will also place pressure on lenders under our debt warehouses, whole loan purchasers and investors in our securitizations, each of whom may have less available liquidity to invest in our loans, and long-term market disruptions could negatively impact the securitization market as a whole. Although certain of our

SoFi Technologies, Inc.

debt warehouses contain committed terms, there can be no assurance that our financing arrangements will remain available to us through any particular business cycle or be renewed on the same terms. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.
Our Technology Platform segment is also susceptible to worsening economic conditions that place financial stress on our current clients using our platform as a service products and services and potential new clients interested in such services. These clients and potential clients may experience liquidity and other financial issues or strategically slowdown growth, any of which could lead them to decrease or terminate their use of our technology platform services or delay or reject implementation of new or expanded products and services. Any such actions with respect to our technology platform products and services could have an adverse impact on our business.
There can be no assurance that economic conditions will be favorable for our business, that interest in purchasing our loans by financial institutions or investment by clients in our platform as a service products and services will remain at current levels, or that default rates by our members or instances of non-payment by our technology platform clients will not increase. Reduced demand, lower prices or a lower advance rate for our loan products from institutional whole loan purchasers, securitization investors and warehouse lenders, increased default rates by our members, and reduced demand, lower prices and increased non-payment by our technology platform clients, may limit our access to capital, including debt warehouse facilities, securitizations and secured and unsecured borrowing facilities, and negatively impact our profitability. These impacts, in addition to limiting our access to capital and negatively impacting our profitability, could also, in turn, increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans and credit card receivables we hold on balance sheet and consequently have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.
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

SoFi Technologies, Inc.

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
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if a debtor files an adversary claim and the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. New policies implemented by the Biden Administration in late 2022 gave judges more leeway to discharge student loans, resulting in more borrowers discharging their student loans in bankruptcy in 2023, compared to prior years. In addition, in November 2022, the Department of Justice introduced a new process for handling student loan discharge cases intended to reduce the burden on debtors pursuing discharge of their federal student loans in bankruptcy. Further, bills have been introduced in Congress that would make student loans dischargeable in bankruptcy to the same extent as other forms of unsecured credit without regard to a hardship analysis. For example, in October 2022, then House Judiciary Chair Jerrold Nadler and Representative David Cicilline introduced the Student Borrower Bankruptcy Relief Act of 2022, which would eliminate the section of the U.S. bankruptcy code that makes private and federal student loans non-dischargeable through bankruptcy. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws in the future than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations. See “Regulatory, Tax and Other Legal Risks—Legislative and regulatory policies and related actions have had and could in the future have a material adverse effect on our student loan portfolios and our student loan origination volume.”
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

SoFi Technologies, Inc.

result on these loans and our business, operating results, financial condition and prospects could be materially and adversely affected.
In addition, personal loans are dischargeable in a bankruptcy proceeding involving a borrower without the need for the borrower to file an adversary proceeding. The discharge of a significant amount of our personal loans could adversely affect our financial condition. Furthermore, other characteristics of personal loans may increase the risk of default or fraud and there are few restrictions on the uses that may be made of personal loans by borrowers, which may result in increased levels of credit consumption. We also originate a material portion of our personal loans through ACH deposits directly to the borrowers, which may result in a higher risk of fraud. The effect of these factors may be to reduce the amounts collected on our personal loans and adversely affect our operating results and financial condition.
We service all of the personal loans we originate and credit cards we issue and have limited servicing experience, and we rely on third-party service providers to service the student loans and home loans we originate, and to perform various other functions in connection with the origination and servicing of certain of our loans. If we or a third-party service provider fails to properly perform these functions, our business and our ability to service our loans may be adversely affected.
We service all of the personal loans we originate and, in all material respects, all of the credit cards we issue, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and our home loans that we deliver to GSEs and do not sell servicing-released, and to perform certain back-up servicing functions with respect to our personal loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
Any failure on our part or on the part of third parties on whom we rely to perform functions related to our servicing activities to properly service our loans could result in us being removed as the servicer on the loans we originate, including loans financed by our warehouse facilities or sold into our whole loan sales channel and securitization transactions. If we fail to monitor our student loan sub-servicer and ensure that such sub-servicer complies with its obligations under state laws that require student loan servicers to be licensed, we may face civil claims for damages under such state laws. Because we receive revenue from such servicing activities, any such removal as the servicer or, with respect to our student loans, master servicer, could adversely affect our business, operating results, financial condition or prospects, as would the cost of onboarding a new servicer. Furthermore, we have agreed in our servicing agreements to service loans in accordance with the standards set forth therein, and may be obligated to repurchase loans or indemnify the buyer of any such loans if we fail to meet those standards.
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
In April 2023, we acquired Wyndham, a mortgage lender, expanding our home loans business. In connection with the acquisition of Wyndham, we adopted loan origination technology which facilitates performing many functions in connection with the origination of home loans, including processing, underwriting, pricing, vendor management, closing, and additional functions for loan origination that we previously outsourced to third-party providers, and we now directly manage loan underwriters and loan processors which are services previously managed by third-party providers. In the event that we fail for any reason to perform or manage such functions in accordance with all applicable requirements, including through human errors, technology errors, negligence, willful misconduct or fraud, our ability to originate home loans will suffer and our business, cash flows and future prospects may be negatively impacted, and we could incur penalties or liabilities including obligations to repurchase loans from investors to whom we sold the loans. Additionally, if we fail to perform such functions or

SoFi Technologies, Inc.

properly manage our new resources, we may be unable to complete, or be delayed in the completion of, the origination of home loans in our pipeline and to originate new home loans, and we may not be able to onboard a replacement service provider that has the ability to promptly provide the same services in the same manner and on the same economic terms.
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
Historically, in addition to the issuance of equity, we have funded our operations and capital expenditures primarily through access to the capital markets through sales of our loans, access to secured and unsecured borrowing facilities and utilization of securitization financing from consolidated and nonconsolidated VIEs. In each of these instances (other than for certain whole loan sales of home loans), we retain the servicing rights to our loans from which we earn a servicing fee. In securitization financing transactions, we transfer a pool of loans originated by SoFi Lending Corp. or SoFi Bank to a VIE which is sponsored by SoFi Lending Corp. or SoFi Bank, and we retain risk in the VIE, typically in the form of asset-backed bonds and residual interest investments. Through SoFi Bank, we utilize deposits as well, which offer us a lower cost source of funds, and we have the ability to access other funding sources, such as the FHLB and certain brokered deposit channels established by SoFi Bank. We rely on each of these outlets for liquidity and the loss or reduction of any one of these outlets, including deposits, could materially adversely impact our business. For example, certain banks have faced operational difficulties in accessing the FHLB discount window and there is no guarantee that we will not face the same or similar issues. In addition, there can be no assurance that we will be able to successfully access the securitization markets at any given time, or that deposits at SoFi Bank will remain at current levels or grow, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
We may require capital in excess of amounts we currently anticipate, and depending on market conditions and other factors, we may not be able to maintain our capital or obtain additional capital for our current operations or anticipated future growth on reasonable terms or at all. As the volume of loans that we originate, and the increased suite of products that we make available to members, increases, we may be required to expand the size of our debt warehousing facilities or seek additional sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our

SoFi Technologies, Inc.

control. We may also experience the occurrence of events of default or breaches of financial performance or other covenants under our debt agreements, which could reduce or terminate our access to institutional funding.
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
We sell and finance the loans we originate to and with third parties, including, with respect to home loans, counterparties like GSEs, and we make certain representations and warranties to those third parties in connection with the transfer of loans described below. In the ordinary course of business, we are exposed to liability under these representations and warranties made to purchasers of loans. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with the law and with our credit risk origination policy and servicing guidelines, and, in connection with transfers to GSEs, that the loans were originated in compliance with the guidelines of the relevant GSE, and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. With regard to home loans insured by the Federal Housing Administration or the VA, and to the extent that any of our home loans do not comply with Federal Housing Administration or VA guidelines, we could also face claims under the False Claims Act. In connection with our whole loan sales, we also typically covenant to repurchase any loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase loans or indemnify purchasers of loans could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may be forced to sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects. In addition, in the acquisition of Wyndham, we also acquired Wyndham's liability to its loan investors and loan insurers for mortgage loans originated by Wyndham, including repurchase obligations that might not be contingent upon the investor proving an error by Wyndham.
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
During an early amortization period or occurrence of a termination event or an event of default, principal collections from the loans in our warehouse facilities would be applied to repay principal under such facilities rather than being available to fund newly originated loans. During the occurrence of a termination event or an event of default under any of our facilities, the applicable lenders could accelerate the related debt and such lenders’ commitments to extend further credit under the related facility, if any, would terminate. If we were unable to repay the amounts due and payable under such facilities and securitizations, the applicable lenders and noteholders could seek remedies, including against the collateral pledged under such facilities and by the securitization trust. An acceleration of the debt under certain facilities could also lead to a default under other facilities and, in certain instances, our hedging arrangements, due to cross-default and cross-acceleration provisions.
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
We are required to serve as a source of financial strength for SoFi Bank, which is subject to minimum capital requirements imposed by federal regulators, which means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support. In addition, maintaining adequate liquidity is crucial to our securities brokerage, including key functions such as transaction settlement, custody requirements and margin lending. Our broker-dealer subsidiary, SoFi Securities, is subject to Rule 15c3-1 under the Exchange Act, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, and SoFi Securities is subject to Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain certain liquidity reserves. We meet our liquidity needs primarily from working capital, deposits and cash generated by member activity, as well as from external debt and equity financing. Increases in the number of members, fluctuations in member cash or deposit balances, as well as market conditions or changes in regulatory treatment of member deposits, may affect our ability to meet our liquidity needs.
A reduction in our liquidity position could reduce our members’ confidence in us, which could result in the withdrawal of member assets, including deposits held at SoFi Bank, and loss of members, or could cause us to fail to satisfy minimum capital requirements for SoFi Bank, or broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of banking and other securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, by the Federal Reserve, the OCC, the SEC, FINRA or other SROs or state regulators, and could ultimately lead to the liquidation of SoFi Bank or our broker-dealer or other regulated entities. Factors which may adversely affect our liquidity position include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in member accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, or Federal Housing Administration or VA guidelines, other regulatory changes or a loss of market or member confidence resulting in unanticipated withdrawals of member assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility, continue to grow deposits and pursue other potential options. In addition, a reduction in our liquidity position could impair our technology platform clients’ confidence in us and our platform as a service products and services, many of which require capital investments and ongoing platform maintenance by us, which could result in decisions by our technology platform clients to terminate or not renew their existing contracts or to not add new products to their account.
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

SoFi Technologies, Inc.

to reduce loan originations or reduce our operations, which would harm our ability to pursue our business objectives as well as harm our business, operating results and financial condition.
We are unable to finance all of the receivables that we originate or other assets that we hold, and that illiquidity could result in a negative impact on our financial condition.
We have the option of pursuing a gain-on-sale origination model, the success of which is tied to our ability to finance the assets that we originate. Certain of our assets, however, are ineligible for sale to a whole loan buyer or securitization trust, or are ineligible for, or are subject to a lower advance rate under, warehouse funding, each of which has specific eligibility criteria for receivables it purchases or holds as collateral. Ineligible receivables include, among others, those in default or that are delinquent, receivables with defects in their origination or servicing, including fraud, or receivables generated under origination guidelines and credit policies that are no longer in effect. In addition, many of our warehouse funding sources contain excess concentration limits for loans in forbearance or with specific loan level characteristics such as time-to-maturity or loan type. Once these limits have been exceeded, the advance rate applied to those receivables becomes less advantageous to us. If we are unable to sell or reasonably fund these receivables, we are required to hold them on our consolidated balance sheet which, in sufficient volume, negatively impacts our financial condition.
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

SoFi Technologies, Inc.

Revenue growth for SoFi Credit Card may be adversely affected by new restrictions on credit card fees, which were proposed by the CFPB in 2023. If finalized as written, the rule would significantly reduce the penalty fees that could be charged to a SoFi Credit Card customer who fails to make a timely payment, which may adversely affect revenue and our ability to limit losses resulting from such delinquencies. While we have generally seen increases in revenue from SoFi Credit Card, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will continue to be effective, and developing our service offerings and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand.
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
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5% of common equity Tier 1 capital. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The federal banking regulators could also require the Company and/or SoFi Bank, as applicable, to hold capital that exceeds minimum capital requirements for insured depository institutions. The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, and we may be required to obtain additional capital, or face regulatory actions if we are unable, to comply with such requirements.
We are also subject to the requirements in Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing Regulation W, which regulate loans, extensions of credit, purchases of assets, and certain other transactions between an insured depository institution (such as SoFi Bank) and its affiliates. The statute and regulation require us to impose certain quantitative limits, collateral requirements and other restrictions on “covered transactions” between SoFi Bank and its affiliates and require all transactions be on “market terms” and conditions consistent with safe and sound banking practices.
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, including increased regulation as a result of the turmoil in the banking industry. These changes could adversely and materially impact us. For example, the Dodd-Frank Act and other federal banking laws subject companies with $10 billion or more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, which is commonly

SoFi Technologies, Inc.

known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. SoFi Bank is required to comply with the restrictions on interchange fees that went into effect on July 1, 2023, which may negatively impact future interchange fees we collect. In addition, in October 2023, the Federal Reserve proposed changes to the regulations implementing the Electronic Fund Transfer Act that would further restrict the amount of interchange fees that may be charged and require biennial reviews of those fees. Changes in laws, rules, regulations and supervisory guidance and policies could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter or registration as a broker-dealer and investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
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
SoFi Bank accepts deposits and uses the proceeds as a source of funding, with our direct retail deposits becoming a larger proportion of our funding over time. Although we launched the SoFi Insured Deposit Program in 2023, whereby funds (up to $2 million) are deposited into deposit accounts at banks which are insured by the FDIC up to the applicable limits, we continue to face strong competition with regard to deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. To the extent we offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of December 31, 2023 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that we will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
Legislative and regulatory policies and related actions have had and could in the future have a material adverse effect on our student loan portfolios and our student loan origination volume.
Legislative and regulatory actions have had and could continue to have a significant impact on our student loan refinancing business. On March 27, 2020, the CARES Act was signed into law. In compliance with the CARES Act, payments

SoFi Technologies, Inc.

and interest accrual on all loans owned by the U.S. Department of Education were initially suspended through September 30, 2020, a pause on student loan repayments that was subsequently extended through August 30, 2023 by a series of executive actions. Interest on federal student loans began accruing on September 1, 2023 and borrowers’ first loan payments were due in October 2023. Although federal student loans are largely back in repayment, the increased focus in recent years by policymakers on outstanding federal student loans, including, among other things, on the total volume of outstanding loans and on the number of loans outstanding per borrower, has led to discussion of additional potential legislative and regulatory actions and other possible steps to, among other things:
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
In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, despite legal challenges at the Supreme Court to some of the Biden Administration’s prior student loan forgiveness measures, the Biden Administration continues to pursue options for providing relief to student borrowers, announcing additional relief in June 2023 and January 2024. In June 2023, the Biden administration announced that it would cancel more than $132 billion of student debt for more than three million borrowers and continue to pursue debt forgiveness strategies including through the Saving on a Valuable Education (SAVE) Plan which offers forgiveness after as few as 10 years of payments for borrowers who originally took out $12,000 or less for college. In January 2024, the Biden administration announced that it will implement that plan beginning in February 2024, including by automatically canceling loans for certain eligible borrowers.
The future impact to our student loan refinancing product will largely depend on expectations regarding the introduction or implementation of these or any additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors. If in the future, student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected and our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In addition, proposals to make student loans dischargeable in bankruptcy or similar proposals could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected.
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
The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over the offer, sale or provision of our consumer financial products and services. Prior to January 1, 2024,

SoFi Technologies, Inc.

the OCC examined SoFi Bank for compliance with CFPB rules and enforced CFPB rules with respect to SoFi Bank. In addition, to the extent certain of our lending or loan servicing activity was conducted outside of SoFi Bank, the CFPB had the authority to pursue enforcement actions against us as a company offering those certain consumer financial products or services. Beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of UDAAP in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB may seek a range of remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Under the current administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. For example, on January 6, 2022, the CFPB announced a new initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB has taken action to constrain “pay-to-pay” fees and has announced a rulemaking proceeding on credit card late fees. On October 26, 2022, the CFPB issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees. On February 1, 2023, the CFPB proposed a rule to curb credit card late fees, including proposing an $8 immunity provision to any missed payment. On March 16, 2023, the CFPB issued a bulletin on unfair billing and collection practices after bankruptcy discharges of certain student loan debt, in violation of the Consumer Financial Protection Act, to notify regulated entities how the CFPB intends to exercise its enforcement and supervisory authorities on this issue. On July 13, 2023, the CFPB sued Prehired for illegal student lending practices, including misrepresenting the nature of its loans, tricking consumers in its debt collection practices, and suing students in faraway jurisdictions. In addition, where a company has violated Title X of the Dodd Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions. Increased enforcement or rules from the CFPB could increase our legal and financial compliance costs, make some activities more difficult, time-consuming and costly, and increase demand on our systems and resources.
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
We must comply with federal, state and local consumer protection laws including, among others, the federal and state UDAAP laws, the Federal Trade Commission Act, the Truth in Lending Act, the CRA, the Real Estate Settlement Procedures Act, the ECOA, the FHA, the HMDA, the Secure and Fair Enforcement for Mortgage Licensing Act, FCRA, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Electronic Fund Transfer Act, the GLBA, the CARES Act and the Dodd-Frank Act. We must also comply with laws on advertising, as well as privacy laws, including the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, the Personal Information Protection and Electronic Documents Act, applicable laws and regulations of Hong Kong including the Personal Data (Privacy) Ordinance and the Personal Data (Privacy) (Amendment) Ordinance 2012 and the CCPA and other state privacy laws. Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. laws and regulations related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations. Compliance with applicable laws is costly, and our failure to comply with applicable federal, state and local laws could lead to:
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

SoFi Technologies, Inc.

•inability to raise capital; and
•inability to execute on our business strategy, including our growth plans.
The CRA, to which SoFi Bank is subject, presents a useful example of how a failure to comply with applicable laws could hamper our growth. On January 1, 2023, SoFi Bank began operating under a five-year CRA strategic plan which includes measurable goals relating to: (i) CD Lending and CD Investments, (ii) CD Contributions, (iii) CD Services, (iv) Small Business Lending, and (v) Retail Services and Products. On October 23, 2023, the Federal Reserve, OCC and FDIC approved changes to their CRA regulations, maintaining the existing CRA ratings (Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics. The new CRA regulations, which become effective on January 1, 2026, increase the geographic areas in which banks will be evaluated for CRA performance and may be particularly burdensome on banks focused on mobile and digital banking such as SoFi Bank. The OCC’s assessment of our compliance with the CRA is taken into account when evaluating any application we submit for, among other things, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.
In the first quarter of 2019, we were subject to a consent order from the FTC (the “FTC Consent Order”), which resolved allegations that we misrepresented how much money student loan borrowers have saved or would save from financing their loans with us, in violation of the Federal Trade Commission Act. Under the FTC Consent Order, we are prohibited from misrepresenting to consumers how much money they would save by using our products, unless the claims are backed up by reliable evidence.
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
We currently hold state licenses in connection with our lending activities, our student loan servicing activities, our securities business as well as our prior MSB activities. Although we have transitioned our lending products to SoFi Bank, for as long as SoFi Lending Corp. originates, purchases or master services or services loans, we must comply with certain state licensing requirements and varying compliance requirements. In addition. although we have transferred our digital assets business, we still hold MSB licenses while we determine whether to maintain or relinquish those licenses. Changes in licensing laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing that we or our personnel are unable to meet. In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, collection agencies, and MSBs. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.
We may not be able to maintain all currently required licenses and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new license, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. For

SoFi Technologies, Inc.

example, we have been fined in the past by state regulators for engaging in financial services related activities prior to obtaining a license. Based on changes to our businesses, we may also forfeit certain of our licenses that are no longer required, such as our MSB licenses following the transfer of our digital assets business. Regulators may impose conditions, requirements or penalties in connection with the forfeiture of any of our licenses.
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
We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Additionally, the regulatory landscape involving digital assets is constantly evolving. Although we have exited our digital assets business, the Company, including SoFi Digital Assets, LLC, may still be subject to regulatory scrutiny related to our prior business practices.
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
Regulatory scrutiny of banking as a service, or BaaS, solutions has recently increased and may require us to devote significant resources to enhancing our Technology Platform policies, procedures, operations, controls and products, and the failure to satisfy such increased scrutiny may cause regulators to take action against us or our BaaS partners, or result in a loss of one or more of our BaaS partners.
Our Technology Platform facilitates the provision of BaaS products and services to third parties through various card, deposit, payment, transfer, credit and lending solutions that allow financial technology companies or other third parties to, among other things, connect to sponsor banks’ systems directly via application programming interfaces and cloud infrastructure so they can build banking offerings on top of the sponsor banks’ regulated infrastructure. In addition, our Technology Platform offers an end-to-end core banking platform solution with integrated payment processing. Furthermore, in connection with our Technology Platform's BaaS solutions, we sometimes offer certain program management, data, analytics, compliance and risk

SoFi Technologies, Inc.

management functions. The third parties that use these BaaS solutions include a variety of financial entities, including banks, fintech companies and other financial intermediaries. SoFi Bank is one of the sponsor banks that utilizes our BaaS products and services and may continue to do so in the future.
Federal bank regulators have increasingly focused on the risks related to BaaS solutions, including risk management, oversight, internal controls, information security, change management and information technology operational resilience, as well as potential systemic risk posed by BaaS solutions to the larger banking industry. Recently, regulators have even brought enforcement actions against financial entities that have allegedly not adequately addressed these concerns while growing their BaaS offerings. Regulators have specifically required these financial entities to enhance oversight of third-party fintech partnerships, improve control frameworks related to anti-money laundering and Bank Secrecy Act compliance, and adopt, implement and adhere to revised and expanded risk-based policies, procedures and processes. If we or any of the fintech clients or sponsor bank partners supported by our Technology Platform were to face regulatory actions that limit the growth of our or their fintech business, or if we were forced to stop growing our Technology Platform, or if any of our fintech clients or sponsor banks were to limit or cease their participation in BaaS solutions, this could have a negative impact on our revenue and results of operation for the Technology Platform segment.
Furthermore, regulatory scrutiny of BaaS solutions extends directly to middleware providers, such as our Technology Platform, which, in certain circumstances, bear accountability for their partners’ compliance and risk management, including with respect to penalties, fines, and other measures that bank regulatory agencies take in the event of non-compliant activity or risks that are not well controlled. This is particularly true when the BaaS solution includes program management, and compliance and risk management controls, including managing anti-money laundering and fraud risks. In addition, as our fintech and sponsor bank partners face increased regulatory scrutiny, their scrutiny of our services will likely increase and our inability to satisfactorily respond to partner demands could result in those partners moving to different solutions. Assessing and managing risk for our Technology Platform clients in the face of regulatory and client scrutiny has in the past and will continue to require us to devote significant resources to enhancing relevant policies, procedures, operations and products. Finally, as a subsidiary of a bank holding company, any failure of our Technology Platform's BaaS solutions to withstand regulatory scrutiny could reflect badly on our relationship with our regulators and on our overall reputation.
While we believe we are a leader in managing, monitoring and overseeing BaaS relationships with third parties and corresponding technologies, if we are not successful in continuing to enhance our controls for assessing and managing the third-party, anti-money laundering, fraud and information technology risks stemming from certain of our fintech and sponsor bank partnerships, we could be subject to additional regulatory scrutiny with respect to that portion of our business which could subject us to regulatory fines or other penalties, or business or reputational harm, and could adversely affect our financial condition and results of operations.
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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that regulate certain such communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of some of these federal laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. In addition, in December 2023, the FCC introduced new regulations under the TCPA addressing lead generator relationships, among other things. Florida and several other states also have mini-TCPA and other similar consumer protection laws regulating certain telemarketing directed to their residents. These federal and state laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. As currently construed, the TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
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

SoFi Technologies, Inc.

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
Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect their operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators and SROs have the authority to promulgate or change regulations that could have a similar effect on our operating environment. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, the SEC proposed Regulation Best Execution, along with other proposals related to equity market structure, in December 2022. If adopted as proposed, Regulation Best Execution and other recent proposals would substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). While the SEC compliance date for T+1 is not until May 2024, this change will require technological, operational, and compliance adjustments across the industry that are likely to be time consuming and costly for all market participants. In March 2023, the SEC proposed multiple rules related to privacy and cybersecurity. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC reopened the comment period for the Investment Management Cybersecurity Release which proposed new rules that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to address cybersecurity risks, disclose information about cybersecurity risks and incidents, report information confidentially to the SEC about certain cybersecurity incidents, and maintain related records. In July 2023, the SEC proposed new rules and amendments to address certain conflicts of interest

SoFi Technologies, Inc.

associated with the use of predictive data analytics by broker-dealers and investment advisers (“firms”) in investor interactions. If adopted, the proposed rules would require broker-dealers and investment advisers to evaluate and determine whether their use of certain technologies in investor interactions such as analytical, technological or computational functions, algorithms, models, correlation matrices or similar methods or processes that direct or optimize for investment related behavior, involves a conflict of interest that results in the broker-dealer or investment adviser’s interests being placed ahead of investors’ interests. Depending on the outcome of any final rule, our ability to use these technologies to generate business activity and revenue may be limited. See also “Lawmakers, regulators and other public officials have signaled an increased focus on new or additional laws or regulations that could impact our broker-dealer business and require us to make significant changes to our business model and practices, and could result in significant costs to our business or loss of current revenue streams”. Compliance with each of these rules, when and if required, would impose additional costs on our business. To the extent such proposals affect the equity market structure more broadly, our ability to generate revenue may be impaired. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame. On October 13, 2023, the SEC adopted rules relating to providing additional disclosures in the securities lending market. These rules require any covered person that loans a reportable security on behalf of itself or another person to report certain material terms of those loans and related information to FINRA by the end of the day on which the loan is effected. FINRA in turn will make certain information it receives publicly available by the next business day. These regulations could make securities lending more costly, leading to less overall lending activity and a decrease in revenue. In addition, non-compliance with any adopted requirements would likely result in enforcement action by the SEC or FINRA.
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
Anti-discrimination statutes, such as the FHA and the ECOA and state law equivalents, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory and enforcement departments and agencies, including the Department of Justice and CFPB, take the position that these laws apply not only to intentional discrimination, but also to facially neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions. State and federal regulators, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. Similarly, these regulatory agencies and litigants could take the position that the geographical footprint within which we conduct lending activity or the manner in which we advertise loans, disproportionately excludes potential borrowers belonging to a protected class, and constitutes unlawful “redlining”. Although we utilize an automated underwriting process to originate loans, we frequently adjust pricing strategies which increases our risk of inadvertently violating the FHA and the ECOA. These regulatory agencies could also take the position that the underwriting or credit models or algorithms we use produce disparate outcomes or do not produce sufficient information about a credit decision to satisfy applicant notification requirements under ECOA. In addition to reputational harm, violations of the FHA and the ECOA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.
Our investment adviser and broker-dealer subsidiaries are subject to regulation by the SEC and FINRA.
We offer investment management services through SoFi Wealth, an internet based investment adviser, and SoFi Capital Advisors, which sponsors private investment funds that invest in asset-backed securitizations. Both SoFi Wealth and SoFi Capital Advisors (collectively, the “Investment Advisers”) are registered as investment advisers under the Investment

SoFi Technologies, Inc.

Advisers Act of 1940, as amended (the “Advisers Act”), which does not imply any level of skill or training, and are subject to regulation by the SEC. SoFi Securities is an affiliated SEC-registered broker-dealer and FINRA member. We offer cash management accounts, which are brokerage products, through SoFi Securities.
The Investment Advisers operate in a highly regulated environment and are subject to, among other things, the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to their relationships with our members who are their advisory clients, as well as the funds managed by the Investment Advisers. These provisions and duties also impose certain restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our Investment Advisers are also subject to other requirements under the Advisers Act and related regulations. These additional requirements relate to matters including, among others, maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. Further, in 2022 and 2023, the SEC proposed numerous amendments to the Advisers Act rules, which are likely to present a number of additional significant and burdensome compliance challenges for registered investment advisers. In addition, our Investment Advisers have been in the past, and will be in the future, subject to SEC examination. Moreover, the Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. The investment advisers are also subject to applicable state securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part I, Item 3. “Legal Proceedings”.
Our subsidiary, SoFi Securities, is an affiliated SEC-registered broker-dealer and FINRA member. The securities industry is highly regulated, including under federal, state and other applicable laws, rules and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, application of fiduciary standards, best execution and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which SoFi Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct examinations of SoFi Securities, and may also conduct administrative proceedings. Additionally, material expansions of the business in which SoFi Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future.
From time to time, SoFi Securities and the Investment Advisers may be threatened with or named as a defendant in lawsuits, arbitrations and administrative claims. As previously noted, these entities are also subject to regulatory examinations and inspections by regulators (including the SEC and FINRA, as applicable). Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC and FINRA, by dissatisfied members or others, or that are identified by regulators themselves are investigated by such regulators, and may, if pursued, result in formal claims being filed against SoFi Securities and the Investment Advisers by members or disciplinary action being taken by regulators against us or our personnel. Our failure to comply with applicable laws or regulations or our own policies and procedures could result in fines, litigation, suspensions of personnel or other sanctions, which could have a material effect on our overall financial results. For example, in December 2023, FINRA found that SoFi Securities failed to establish, maintain, and enforce a supervisory system reasonably designed to supervise its fully paid securities lending offerings. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and our brand and lead to material legal, regulatory and financial exposure (including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and the Investment Advisers discuss matters raised by its regulators during regulatory examinations or otherwise upon their inquiry. These matters could also result in censures, fines, penalties or other sanctions.
In addition to the broker-dealer proposals described above under “Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete”, a substantial number of proposed rules for investment advisers were introduced in 2023 and may be adopted this year. These proposals cover material regulatory topics, including: (i) environmental, social, and governance issues for investment advisers and registered investment companies; (ii) outsourcing by investment advisers; and (iii) safeguarding and custody of client assets. If enacted, compliance with each of these proposed rules would impose additional costs on our business. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame.

SoFi Technologies, Inc.

We recently transferred our digital assets-related trading services to comply with regulations governing bank holding companies; this transfer could adversely impact our member relationships and our reputation.
Until recently, we offered virtual currency and digital asset-related trading services through SoFi Digital Assets, LLC, a subsidiary licensed and registered with various governmental authorities as a MSB, money transmitter, virtual currency business or the equivalent. In connection with our approval as a bank holding company in February 2022, the Federal Reserve determined that SoFi Digital Assets, LLC was engaged in certain digital asset-related activities that the Federal Reserve has not found to be permissible for a bank holding company under the Bank Holding Company Act and Regulation Y. Section 4(a)(2) of the Bank Holding Company Act permitted us to continue our digital assets related offering for a two-year conformance period from the date we became a bank holding company. In compliance with the requirement that we conform our activities to those permissible for a bank holding company, in December 2023, we ceased offering digital-asset related trading services in all states except New York. We provided a majority of our members with the option to either close their digital asset account or migrate their digital assets accounts to Blockchain.com. Members located in New York were not eligible for account migration, so those member accounts remained open for sell orders only until January 28, 2024, following which any open New York accounts were closed. All transaction fees from any sales from digital assets accounts will be reimbursed. As part of our transfer of our digital asset-related activities we entered into a referral arrangement with Blockchain.com, and we have and may continue to enter into additional referral arrangements with other companies that can provide digital-asset related trading services to our members. Although we do not expect the transfer of our digital asset-related activities or entry into the referral arrangements to have a material adverse impact on our business, results of operation or financial results, we cannot guarantee that our members will not experience a negative impact with respect to their digital asset positions. In addition, these are recent events and there is no guarantee we will not face member dissatisfaction or litigation, or harm to our reputation, or adverse regulatory consequences, from such developments.
Furthermore, if our prior digital asset-related trading services are the subject of regulatory scrutiny or enforcement actions, it could have a material adverse effect on our business, results of operations and reputation. There has been a significant amount of guidance, reports, and public statements issued by federal and state financial regulators regarding the legal permissibility of, and supervisory considerations relating to, financial institutions engaging in digital assets-related activities. Many U.S. regulators, including the SEC, FinCEN, the CFTC, the IRS, and state regulators including the New York State Department of Financial Services, have made official pronouncements, pursued cases against businesses in the digital assets space or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little or incomplete official guidance regarding the treatment of digital assets. For example, the CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. Senior SEC staff members have created additional ambiguity about certain digital assets, including Ether, by refusing to affirmatively state whether they are “commodities” subject to CFTC jurisdiction or “securities” subject to SEC jurisdiction. In addition, in 2023, the SEC brought high profile enforcement actions against companies that intermediate transactions in digital assets. For example, in June 2023, the SEC filed lawsuits against cryptocurrency exchanges Coinbase and Binance Holdings Limited and its affiliate BAM Trading Services Inc. (collectively, “Binance”) alleging, among other allegations, that Coinbase operated its crypto trading platform as an unregistered national securities exchange, broker and clearing agency and for its failure to register the offer and sale of its crypto asset staking-as-a-service program. The SEC alleges that Binance was operating unregistered national exchanges, broker-dealers and clearing agencies and the unregistered offer and sale of crypto assets. If the SEC or another federal or state regulator alleges that any assets we offered are securities or that we have violated any other federal or state securities law or regulation, we could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm, and potential loss of revenue. See “We may become subject to enforcement actions or litigation as a result of our failure to comply with laws and regulations, even though noncompliance was inadvertent or unintentional”.
Failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.
Various laws and regulations in the U.S. and abroad, such as the BSA, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include banks and MSBs such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the BSA to administrators and exchangers of convertible virtual currency, clarifying that they are MSBs, and more specifically, money transmitters. The BSA requires banks and MSBs to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money

SoFi Technologies, Inc.

laundering program. SoFi Bank is subject to the regulatory and supervisory jurisdiction of the OCC with respect to the BSA and its implementing regulations applicable to banks. Our subsidiary, SoFi Digital Assets, LLC, is registered with FinCEN as an MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN and the IRS, the anti-money laundering provisions of the BSA and its implementing regulations applicable to MSBs. Although we have exited our digital assets business, the Company, including SoFi Digital Assets, LLC, may still be subject to regulatory scrutiny related to our prior business practices.
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
We may in the future depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including any debt obligations we may incur. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including SoFi Securities and SoFi Bank. In addition, certain of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including any debt obligations we may incur and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us. Certain rules and regulations of the SEC and FINRA may limit the extent to which our broker-dealer subsidiaries may distribute capital to us. For example, under FINRA rules applicable to SoFi Securities, a dividend in excess of 10% of a member firm’s excess net capital may not be paid without FINRA’s prior written approval. In addition, the OCC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. In addition, under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend but only so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. Compliance with these rules may impede our ability to receive dividends, distributions and other payments from SoFi Securities and SoFi Bank.

SoFi Technologies, Inc.

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
Various lawmakers, regulators and other public officials have recently made statements about business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. For example, a focus by regulators and lawmakers on PFOF, exchange rebates, and related conflicts of interest have resulted in new proposed rules. Additionally, the SEC has proposed new requirements regarding best execution (Regulation Best Execution), PFOF and a rule to prohibit volume-based transaction pricing in connection with the execution of agency-related orders in national market system stock. The SEC also issued an order in September 2023 directing the equity exchanges and FINRA to file a new national marketing system plan. This order and other proposals have the potential to substantially reshape U.S. equities markets in intended and unintended ways, and to substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). The SEC compliance date for T+1 is in May 2024 and this change has required and will continue to require technological, operational, and compliance adjustments across the industry that are likely to be time consuming and costly for all market participants. Additionally, a focus by lawmakers and regulators on so-called gamification and digital engagement practices has resulted in a new rule proposed by the SEC and, in July 2023, the SEC proposed new rules and amendments to address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisers in investor interactions. If adopted, the proposed rules would require broker-dealers and investment advisers to evaluate and determine whether their use of certain technologies in investor interactions such as analytical, technological or computational functions, algorithms, models, correlation matrices or similar methods or processes that direct or optimize for investment related behavior, involves a conflict of interest that results in the broker-dealer or investment adviser’s interests being placed ahead of investors’ interests. A Fall 2023 SEC rulemaking agenda indicates that adoptions of these proposed rules are likely.
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

SoFi Technologies, Inc.

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
Compliance with current or future privacy, information security and data protection laws (including those regarding security breach notification) affecting customer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve sharing information with third parties or storing sensitive credit card information), which could materially and adversely affect our profitability. A failure by us or a third-party contractor providing services to us to comply with applicable data privacy and security laws, regulations, self-regulatory requirements or industry guidelines, or our terms of use with our users, may result in sanctions, statutory or contractual damages or litigation (including class actions) and may subject us to reputational harm. Additionally, there is always a danger that regulators can attempt to assert authority over our business in the area of privacy, information security and data protection. Furthermore, if our vendors and/or service providers are or become subject to laws and regulations in the jurisdictions that have enacted more stringent and expansive legislation applicable to privacy, information and/or data protection, the costs that these vendors and service providers must incur in becoming compliant may be passed along to us, resulting in increasing costs on our business.
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
Privacy requirements, including notice and opt-out requirements, under the GLBA and FCRA are enforced by the FTC, the OCC and by the CFPB through UDAAP and are a standard component of OCC and CFPB compliance and examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law. Our failure to comply with privacy, information security and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines or sanctions, consumer or merchant actions and damage to our reputation and brand, all of which could have a material adverse effect on our business.
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

SoFi Technologies, Inc.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the “UK GDPR”. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Noncompliance with the UK GDPR may result in significant monetary penalties. Although the UK is regarded as a third country under the EU’s GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
In addition, around the world many jurisdictions outside of Europe are also considering and/or have enacted comprehensive data protection legislation. For example, we are subject to stringent privacy and data protection requirements in Hong Kong. Also, many jurisdictions where we may seek to expand our business in the future are also considering and/or have enacted comprehensive data protection legislation. Additional jurisdictions with stringent data protection laws include Brazil and China. In the United States, the SEC proposed multiple rules related to privacy and cybersecurity in March 2023. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC reopened the comment period for the Investment Management Cybersecurity Release which proposed new rules that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to address cybersecurity risks, disclose information about cybersecurity risks and incidents, report information confidentially to the SEC about certain cybersecurity incidents, and maintain related records. While we believe we have robust policies and procedures addressing incidents involving unauthorized access to or use of customer information, these regulations have and may in the future require us to amend our current incident response program. In addition, these regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.
The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with laws in other jurisdictions or with our existing data management practices or the features of our services and platform capabilities. We therefore cannot yet fully determine the impact existing and/or future laws, rules, regulations and industry standards may have on our business or operations. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the imposition of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
In addition, from time to time, through our operational and compliance controls, we identify compliance and other issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted members. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of members impacted, and also could generate litigation or regulatory investigations that subject us to additional risk. See Part I, Item 3. “Legal Proceedings”.
Changes in tax law and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial condition and results of operations. Further, future changes to U.S. federal, state and local and non-U.S. tax laws and regulations could increase our tax obligations in jurisdictions where we do business or require us to change the manner in which we conduct some aspects of our business. Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted, could have an adverse impact on our future effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the U.S., has issued guidelines that change long-standing tax principles. These guidelines create tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines.
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

SoFi Technologies, Inc.

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
The job market and the optimization of our workforce creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce.
Competition for certain of our employees, including highly skilled technology and product professionals responsible for the design, engineering and operation of systems, is competitive, which can present a risk as we compete for experienced candidates, especially if the competition is able to offer more attractive financial terms of employment. This risk extends to our current employee population. We also invest significant time and expense in engaging and developing our employees, which also increases their value to other companies that may seek to recruit them. Turnover can result in significant replacement costs and lost productivity.
In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in the recent past, we laid off a relatively small number of employees even though we intend to continue to hire in other areas. As our organization continues to evolve, and we are required to implement and optimize our business and organizational structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance. See also “We transitioned to a flexible-first workforce model, which could subject us to increased business continuity and cyber risks, as well as other operational challenges and risks that could significantly harm our business and operations” for more information on the impact of a flexible workforce model on corporate culture and employee retention.
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
We offer most of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. In 2023 we announced an increase in in-office collaboration for non-remote employees who are returning to the office for a specified number of days per month, varying by business team. This return to the office for non-remote employees is limited, and we expect many employees to continue to work remotely for a number of days per week. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which may subject us to

SoFi Technologies, Inc.

increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. While most of our operations can be performed remotely and we believe have operated effectively, there is no guarantee that this will continue or that we will continue to be as effective while operating a flexible-first workforce model because our team is dispersed.
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
Events beyond our control may damage our ability to maintain our platform and provide services to our members. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, power or other outages, telecommunications failures and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our members, disruptions could harm our ability to effectively run our business. Moreover, our members and customers face similar risks, which could directly or indirectly impact our business. We currently use AWS and would be unable to switch instantly to another system in the event of failure to access AWS. This means that an outage of AWS could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks and other criminal, tortious or unintentional actions could also give rise to significant disruptions to our operations. In addition, the long-term effects of climate change on the global economy and our industry in particular are unclear, however we recognize that there are inherent climate-related risks wherever business is conducted. For example, our offices may be vulnerable to the adverse effects of climate change. We have large offices located in the San Francisco Bay Area and Salt Lake City, Utah, regions that are prone to events such as seismic activity and severe weather, that have experienced and may continue to experience, climate-related events and at an increasing rate. Examples include drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. The increasing intensity of drought throughout California and Utah and annual periods of wildfire danger increase the probability of planned power outages. Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our partners or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and other risks may reduce demand for our products or cause our members to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to satisfy their obligations towards us. All of the foregoing could materially and adversely affect our business, results of operations and financial condition.
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

SoFi Technologies, Inc.

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
The annual internal control assessment required by Section 404 of Sarbanes-Oxley has diverted, and may in the future divert, internal resources and we have and may experience higher operating expenses, higher independent auditor and consulting fees in the future. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any new or revised accounting rules in the future, as necessary, we have, and may in the future further, work to upgrade SoFi’s legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business. For example, our continuing growth and expansion in globally dispersed markets, such as our acquisition of Technisys, has placed and may in the future place significant additional pressure on our system of internal control over financial reporting, as acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at companies we acquire. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.
As a result of any material weakness, restatement, change in accounting, or other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute related to our financial statements or internal controls, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. For example, as the accounting acquirer in the Business Combination, we inherited a material weakness from SCH related to the treatment of warrants issued by special acquisition companies which required SCH to restate its previously issued audited financial statements as of December 31, 2020. Any failure to maintain internal control over financial reporting could cause us to fail to timely detect errors and severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is

SoFi Technologies, Inc.

effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including interest rate risk, credit risk, deposit risk, market risk, foreign currency exchange rate risk, liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the loan purchaser. Our exposure to credit risk mainly arises from our lending activities, including SoFi Credit Card. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of Technisys, a foreign company, and we continue to pursue a diversified durable growth strategy with expansion via new products and geographies. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position at the broker-dealer and SoFi Bank. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
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
Reputational risk is the risk arising from possible negative perceptions of us, whether true or not, among our current and prospective members, clients, counterparties, employees, and regulators. The potential for either enhancing or damaging our reputation is inherent in almost all aspects of business activity. We attempt to manage this risk through our commitment to a set of core values that emphasize and reward high standards of ethical behavior, maintaining a culture of compliance, and by being responsive to member and regulatory requirements.
Risk, including, but not limited to, the risks outlined above, is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be otherwise adversely affected, which could have a material adverse effect on our business.

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
From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. On January 29, 2024, we provided guidance for the first quarter and full year 2024, as well as through 2026 and beyond. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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

Information Technology and Data Risks

Cyberattacks and other security breaches could have an adverse effect on our business, harm our reputation and expose us to liability and adversely affect our ability to collect payments and maintain accurate accounts. Efforts to prevent and respond to these attacks and breaches are costly.
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members, prospective members, technology platform clients and the customers of our technology platform clients. We also have arrangements in place with certain third-party service providers that require us to share consumer information.
We likely will not be able to anticipate or prevent all security breaches even if we have implemented the required preventive measures, in which case there would be an increased risk of fraud or identity theft, and we have in the past and may in the future experience losses on, or delays in the collection of amounts owed. Although we devote significant resources and management focus to work to ensure the integrity of our systems through information/cybersecurity and business continuity programs, our facilities and systems, and those of third-party service providers, have been and will likely continue to be targeted by external or internal threats, security breaches, acts of vandalism, including other intentional acts by employees or third-party service providers that we are unable to predict and protect against or that compromise our security systems, computer viruses, misplaced or lost data, programming or human errors, and other similar events. In addition, the digital nature of our platform may make it lucrative for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

SoFi Technologies, Inc.

We and third-party service providers have experienced such attempts in the past and expect to continue to experience them in the future. Security breaches could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite the required investment in security controls. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with the war between Israel and Hamas, and the ongoing war in Ukraine. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will continue to be the case in the future.
Cybersecurity risks in the financial services industry have increased, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security breaches involving the theft of non-public and confidential information, hackers have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but there are no assurances that these mechanisms will be effective and early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. Despite our investments in detection strategy and a 24/7/365 security operations center, we also may fail to detect the existence of a security breach related to the information of our members.
Cybersecurity risks have also subjected us to additional regulation. For example, in July 2023, the SEC proposed new rules and amendments to address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisers in investor interactions. If adopted, the proposed rules would require broker-dealers and investment advisers to evaluate and determine whether their use of certain technologies in investor interactions such as analytical, technological or computational functions, algorithms, models, correlation matrices or similar methods or processes that direct or optimize for investment related behavior, involves a conflict of interest that results in the broker-dealer or investment adviser’s interests being placed ahead of investors’ interests. To the extent we determined there were conflicts of interest, we would be required to eliminate, or neutralize the effect of, any such conflicts. The proposed rules would also require us to have written policies and procedures reasonably designed to achieve compliance with the proposed rules and to make and keep books and records related to these requirements.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our members, prospective members, technology platform clients and the customers of our technology platform clients, or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. Because each loan that we originate involves, in part, our proprietary automated underwriting process, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential members, which could negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our members. Additionally, if hackers were able to access our secure files, they might be able to gain access to the personal information of our members, prospective members, technology platform clients and the customers of our technology platform clients. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of members or technology platform clients, all of which may negatively affect our business. In addition, there have in the past been a number of well-publicized attacks or breaches affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.
The collection, processing, use, storage, sharing and transmission of personal data could give rise to liabilities as a result of federal, state and international laws and regulations, as well as our failure to adhere to the privacy and data security practices that we articulate to our members.
We collect, process, store, use, share and/or transmit a large volume of personal information and other non-public data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of personal information and non-public data. Additionally,

SoFi Technologies, Inc.

many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA granted additional consumer rights with respect to data privacy in California. The CCPA was amended by a California ballot initiative, the CPRA, in November 2020. The CCPA amendments, including expanded rights for consumers and obligations for businesses, went into effect on January 1, 2023. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The amended CCPA also created a new state agency, the CPPA, and vested it with full administrative power, authority and jurisdiction to implement and enforce the CCPA. Generally, personal information that we process is subject to GLBA and thereby exempt from CCPA coverage. However, the CCPA regulates other personal information that we collect and process in connection with the business. While we have made modifications to our data collection and processing practices and policies to comply with the CCPA and CPRA, we cannot predict their impact on our business, operations or financial condition. The effects of the CCPA and the CPRA are potentially significant and may require us to further modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Additionally, our broker-dealer and investment adviser are subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights. In March 2023, the SEC proposed multiple rules related to privacy and cybersecurity. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC reopened the comment period for the Investment Management Cybersecurity Release which proposed new rules that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to address cybersecurity risks, disclose information about cybersecurity risks and incidents, report information confidentially to the SEC about certain cybersecurity incidents, and maintain related records.
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

SoFi Technologies, Inc.

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
Our ability to deliver products and services to our members and clients, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party service providers. Our computer systems and third-party providers may encounter service interruptions at any time due to system or software failure or errors, employee misconfiguration of resources or misdirected communications, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyberattacks or other events. For example, in September 2023, the SoFi Invest platform experienced a service interruption that resulted in some of our members being unable to view certain of their account information and unable to buy and sell securities and other financial products on our platform for a period of time. Any such events, including persistent interruptions or perceptions of such interruptions whether true or not, in our products and services could cause members to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services, and otherwise have a negative effect on our business and technology infrastructure (including our computer network systems), which could lead to member dissatisfaction or long-term disruption of our operations. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such members affected by any disruptions, outages, or other performance or infrastructure problems.
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
Although our current use of artificial intelligence and machine learning is limited, our systems and those of our partners are increasingly reliant on artificial intelligence machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles and mission. Errors or breakdowns in our machine learning

SoFi Technologies, Inc.

systems could also result in damage to our reputation, loss of members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Our bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers or other employees arising pursuant to any provision of the DGCL or our bylaws or Certificate of Incorporation (as either may be amended from time to time), (iv) any action asserting a claim related to or involving our company that is governed by the internal affairs doctrine, and (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to actions or claims arising under the Exchange Act. Our bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, will be the United States Federal District Courts (the “Federal Forum Provision”). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; our stockholders cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims and may also impose additional litigation costs on stockholders who assert that

SoFi Technologies, Inc.

either such provision is not enforceable or invalid. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is still some uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the federal district courts of the United States may reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cyber Risk Management and Strategy
At SoFi, we recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of company information and the personal information that our customers share with us. Using guidance set forth in our Enterprise Risk Management program, we have implemented a cybersecurity risk management program to lead and support the management of information security risks in accordance with our risk profile and business strategy, which is informed by recognized industry standards and frameworks, such as International Organization for Standardization 27002:2013. For additional guidance, we also refer to the National Institute of Standards and Technology Cybersecurity Framework, Payment Card Industry Data Security Standard, Federal Financial Institutions Examination Council information security guidelines, and Center of Internet Security controls.
Our cybersecurity risk management program includes a number of components, designed to identify, analyze, and respond to cybersecurity risks, including reliance on a layered system of preventative and detective technologies, controls, and policies designed to detect, mitigate, and contain cybersecurity threats. Information security program risk assessments and third party attestations and assessments are conducted periodically by both internal and external resources. We leverage qualified third-party security assessors to identify vulnerabilities through both internal and external penetration tests and perform internal cybersecurity maturity assessments. In addition, our internal audit team conducts an information security and information technology audit on an annual basis. We are also subject to examinations by applicable regulators. We conduct cybersecurity awareness training for personnel upon hire and on a periodic basis thereafter, which includes phishing training campaigns.
As part of our cybersecurity risk management program, SoFi maintains a formal Third-Party Security Risk Management program that provides oversight of cybersecurity risks related to supplier relationships. During supplier onboarding, we perform risk-based due diligence for suppliers with access to confidential SoFi information or that require technical integration with SoFi systems. This program includes the provision of a cybersecurity risk assessment to these suppliers during onboarding as well as ongoing monitoring, assessment, and contract review.
We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information on risks to us from cybersecurity threats, see “Cyberattacks and other security breaches could have an adverse effect on our business, harm our reputation and expose us to liability and adversely affect our ability to collect payments and maintain accurate accounts. Efforts to prevent and respond to these attacks and breaches are costly” in Part I, Item 1A. “Risk Factors—Information Technology and Data Risks”.
Governance Related to Cybersecurity Risks
The Board of Directors has overall responsibility for risk oversight and has delegated oversight of our cybersecurity program to the Risk Committee, which is comprised of a minimum of three Board members. The Risk Committee is responsible for the information technology and cybersecurity function at the Company. Relevant duties include, but are not limited to, annually reviewing the cybersecurity program roadmap and materials related to significant planned projects and budgeted costs and approving the cybersecurity program. The Risk Committee meets at least four times each year and discusses cybersecurity risk management as relevant and applicable.
Our CISO has primary responsibility for assessing and managing our cybersecurity program. The CISO has served in this role at SoFi for three years and has over twenty years of experience working in senior leadership positions in the

SoFi Technologies, Inc.

cybersecurity industry. He previously served as the CISO at leading software and data analytics companies and co-founded a cybersecurity company. The CISO provides cybersecurity updates, including risks and threats to the Risk Committee as appropriate, on a quarterly basis.
Item 2. Properties
We primarily operate through a network of leased properties, including largely office spaces, which are primarily located in the United States. We believe our existing facilities are adequate to meet our current business requirements, particularly as we now offer our employees the choice of working full time in the office, a hybrid approach, or full-time remote. We expect that will be able to find suitable space to accommodate any potential future expansion. Our properties total approximately 430,000 square feet, with the most significant properties and the reportable segments that primarily utilize those properties as follows:

Location	Approximate Square Footage	Segments(1)
California (San Francisco HQ, Sacramento)	111,000	L, TP, FS
Utah (Cottonwood Heights, Sandy)	92,000	L, TP, FS
North Carolina (Charlotte)	43,000	L
Florida (Jacksonville)	37,000	L, FS
Delaware (Claymont)	28,000	L, FS
Montana (Helena)	20,000	L
Uruguay (Montevideo)	14,000	TP
New York (New York City)	13,000	L, FS
Texas (Frisco)	13,000	L
Argentina (Buenos Aires)	12,000	TP
Washington (Seattle)	10,000	L, FS
Kansas (Overland Park)	10,000	L
___________________
(1)Segment references include: L = Lending, TP = Technology Platform, and FS = Financial Services.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
On June 1, 2021, our common stock began trading on the Nasdaq Global Select Market under the symbol “SOFI”. Prior to that time, there was no public market for our stock. As of February 15, 2024, there were 482 holders of record of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our 2023 fiscal year, and is incorporated by reference in this Annual Report on Form 10-K. Additionally, refer to

SoFi Technologies, Inc.

Note 16. Share-Based Compensation to the Notes to Consolidated Financial Statements included in Part II, Item 8. for additional information on our equity compensation plans.
Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to the cumulative total returns of the Nasdaq Composite index and the S&P Financial index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends, as applicable) from June 1, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) to December 31, 2023.

	June 1, 2021	December 31, 2021	December 31, 2022	December 31, 2023
SoFi	$100.00	$70.42	$20.35	$43.93
Nasdaq Composite	100.00	114.30	77.11	111.54
S&P Financial	100.00	103.57	92.66	103.92
Recent Sales of Unregistered Securities
On December 6, 2023, we issued a total of 9,490,000 shares of common stock to repurchase and settle $88.0 million aggregate principal amount of convertible notes pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act. This issuance was to a limited number of holders of our convertible notes, and exempt from the registration requirements of the Securities Act because such issuance did not involve a public offering.
Issuer Purchases of Equity Securities
We did not have any purchases of our equity securities during the fourth quarter of 2023.
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
In order to help achieve our mission, we offer personal loans, student loans, home loans and related servicing, as well as senior secured loans. We also offer a variety of financial services products, such as SoFi Money checking and savings, SoFi Credit Card, SoFi Invest, and SoFi Relay, that provide more daily interactions with our members, and we offer products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. We continued to expand our platform capabilities for enterprises through: (i) our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and (ii) the Technisys Merger in the first quarter of 2022, through which we expanded our technology platform services to include a cloud-native, customizable, extensible core technology as well as access to a broader international market. We believe that these expansions will deepen our participation in the entire technology ecosystem powering digital financial services.
See Item 1. “Business—Our Reportable Segments” for a discussion of our segments and their corresponding products. The discussion below focuses on the ways in which our key products and services within each reportable segment generate revenues and/or incur expenses for the Company.
Business Highlights
We achieved strong results for our company for the year ended December 31, 2023, including record total net revenue of $2.1 billion, representing an increase of 35% over total net revenue in 2022. Record revenue at the company level was driven by record net revenue across all three of our business segments. We realized strong momentum in member and product growth and cross-buy adds, reflecting the benefits of our broad product suite and Financial Services Productivity Loop strategy. We added approximately 2.3 million new members during 2023, with over 7.5 million total members as of December 31, 2023, a 44% year over year increase. We also added approximately 3.2 million new products, with over 11.1 million total products as of December 31, 2023, a 41% year over year increase.
Lending segment contribution profit of $823.3 million for the year ended December 31, 2023, at a margin of 60%, increased 24% over 2022, which had a contribution margin of 58%. Total net revenue of $1.4 billion for the year ended December 31, 2023 increased 20% over 2022. Additionally, average net interest margin of 5.88% in 2023 increased 48 basis points compared to 5.40% in 2022. Growth in net interest income was driven by an increase in both average interest-earning assets and average yields, partially offset by an increase in the cost of interest-bearing liabilities. Origination volume increased 34% year over year, primarily driven by demand for personal loans and despite continued macroeconomic headwinds in the student and home loan businesses. Student loans saw some increasing demand in the third quarter of 2023 ahead of the resumption of principal and interest payments on federally-held student loans, and we expect that we may continue to see modest growth in student loan refinancing. Our acquisition of Wyndham in the second quarter of 2023 provided increased capacity and capabilities for our home loans product, which contributed to a notable year over year increase in home loans, and which we expect to continue to provide benefits, while we expect overall home loans growth could be correlated with rate movements in 2024.

SoFi Technologies, Inc.

Technology Platform segment contribution profit of $94.8 million for the year ended December 31, 2023 increased 24% over 2022, and total net revenue of $352.3 million for the year ended December 31, 2023 increased 12% over 2022. Growth was driven by continued strong organic growth of existing partners and new product adoption, as well as notable contributions from increasingly diversified clients which have launched within the second half of 2023. Margin improvements were driven primarily by Galileo account growth and decreases in directly attributable expenses, as we begin to realize the benefits of earlier investments made to support Technology Platform product development and the integration of Galileo and Technisys. The year over year comparison was also impacted by a partial period of contribution from Technisys in 2022 compared to a full period of contribution in 2023. We continue to make significant strides in our strategy of leveraging our unique product suite to pursue diversified growth and expansion via new products and geographies, in addition to larger, more durable revenue opportunities. We expect growth in segment revenue to continue to accelerate in 2024, as we are well positioned to capture opportunities from traditional financial institutions and nonfinancial categories.
Within Financial Services, contribution loss of $0.3 million for the year ended December 31, 2023 significantly improved compared to a contribution loss of $199.4 million in 2022, and reflected positive contribution profit during the third and fourth quarters of 2023. Total net revenue of $436.5 million for the year ended December 31, 2023 increased 160% over 2022. We achieved continued strong growth in deposits, ending the year with $18.6 billion of deposits as of December 31, 2023, allowing us to maintain diversified sources of funding and driving an increase in net interest income earned on our deposits. In addition, we grew total Financial Services products by 45% year over year. We continue to realize scale in our marketing spend and improvement in operating leverage in the segment. We expect to continue to scale our products through increased brand awareness and network effects, and continue to improve contribution profit in the segment.
The strength of our results underscores our belief that our suite of differentiated products and services provides the foundation for a diversified business that can endure through market cycles as well as exogenous factors. For instance, our access to multiple channels of funding, including deposit and loan warehouse funding, provides an advantage via increased optionality in sourcing liquidity through different environments and periods of capital markets volatility, as well as increases our flexibility to capture additional net interest margin and optimize returns, which typically provides more stable earnings in any macroeconomic environment but is particularly important during times of excess macroeconomic volatility.
During 2023, we continued to have strong deposit contribution from direct deposit members with a high quality median FICO score. We expect that our funding mix will continue to move towards deposit funding, which has a lower borrowing cost of funds than our warehouse and securitization financing model. We also provided our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing our benefits offering to our members. Our total capital ratio, as calculated under applicable regulatory capital rules, was 15.3% as of December 31, 2023. See Note 21. Regulatory Capital to the Notes to Consolidated Financial Statements for additional information.
Lending Segment
Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment. We implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, under which Lending segment net interest income represents the difference between interest income earned on our loans and an FTP charge for the segment’s use of funds to originate loans, which can fluctuate based on changes in interest rates, funding curves, the composition of our balance sheet and the availability of capital. See Note 20. Business Segment and Geographic Information to the Notes to Consolidated Financial Statements for additional information on the FTP framework.
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

SoFi Technologies, Inc.

Financial Services Segment
We earn revenues in connection with our Financial Services segment primarily in the following ways:
•Net interest income: Net interest income is a key component of the profitability of our Financial Services segment as it relates primarily to our SoFi Money and credit card products. Net interest income on SoFi Money is based on interest income determined using our FTP framework, net of interest expense based on the interest rate offered to our members on their deposits. Net interest income on credit card is based on the contractual interest included in credit card agreements, net of interest expense as determined using the FTP framework. See Note 20. Business Segment and Geographic Information to the Notes to Consolidated Financial Statements for additional information on the FTP framework.
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
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume.

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
Adjusted Net Revenue
Adjusted net revenue is defined as total net revenue, adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumptions changes, which relate only to our Lending segment, as well as gains and losses on extinguishment of debt. We adjust total net revenue to exclude these items, as they are non-cash charges that are not realized during the period, and therefore positive or negative changes do not impact the cash available to fund our operations. This measure helps provide our management with an understanding of the net revenue available to finance our operations and helps management better decide on the proper expenses to authorize for each of our operating segments, to ultimately help achieve target contribution profit margins. Therefore, the measure of adjusted net revenue serves as both the starting point for how we think about the liquidity generated from our operations and also the starting point for our annual financial planning, the latter of which focuses on the cash we expect to generate from our operating segments to help fund the current year’s strategic objectives. Adjusted net revenue has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as total net revenue. The primary limitation of adjusted net revenue is its lack of comparability to other companies that do not utilize this measure or that use a similar measure that is defined in a different manner.

SoFi Technologies, Inc.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Total net revenue	$2,122,789	$1,573,535	$984,872
Servicing rights – change in valuation inputs or assumptions(1)	(34,700)	(39,651)	2,651
Residual interests classified as debt – change in valuation inputs or assumptions(2)	425	6,608	22,802
Gain on extinguishment of debt(3)	(14,574)	—	—
Adjusted net revenue	$2,073,940	$1,540,492	$1,010,325
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
(3)Reflects gain on extinguishment of debt. Gains and losses are recognized during the period of extinguishment for the difference between the net carrying amount of debt extinguished and the fair value of equity securities issued. These non-cash charges are not indicative of our core operating performance, and as such are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations and our overall performance.
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total net revenue	$615,404	$537,209	$498,018	$472,158	$456,679	$423,985	$362,527	$330,344
Servicing rights – change in valuation inputs or assumptions(1)	(6,595)	(7,420)	(8,601)	(12,084)	(12,791)	(6,182)	(9,098)	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	10	928	(602)	89	(470)	1,453	2,662	2,963
Gain on extinguishment of debt(3)	(14,574)	—	—	—	—	—	—	—
Adjusted net revenue	$594,245	$530,717	$488,815	$460,163	$443,418	$419,256	$356,091	$321,727

SoFi Technologies, Inc.

__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue, the most directly comparable GAAP measure for the Lending segment:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Total net revenue – Lending	$1,370,621	$1,139,991	$738,323
Servicing rights – change in valuation inputs or assumptions(1)	(34,700)	(39,651)	2,651
Residual interests classified as debt – change in valuation inputs or assumptions(2)	425	6,608	22,802
Adjusted net revenue – Lending	$1,336,346	$1,106,948	$763,776
__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) restructuring charges (vi) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vii) transaction-related expenses, (viii) foreign currency impacts related to operations in highly inflationary countries, (ix) fair value changes in warrant liabilities, (x) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions, (xi) gain on extinguishment of debt, and (xii) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance. We believe adjusted EBITDA provides a useful measure to investors for period-over-period comparisons of our business, as it removes the effects of certain non-cash items and certain charges that are not indicative of our core operating performance or results of operations. It is also a measure that management relies upon to evaluate cash flows generated from operations, and therefore the extent of additional capital, if any, required to invest in strategic initiatives. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as net income (loss). Some of the limitations of adjusted EBITDA include that it does not reflect the impact of working capital requirements or capital expenditures and it is not a universally consistent calculation among companies in our industry, which limits its usefulness as a comparative measure.

Net Loss and Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net loss	$(300,742)	$(320,407)	$(483,937)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	36,833	18,438	10,345
Income tax (benefit) expense(2)	(416)	1,686	2,760
Depreciation and amortization(3)	201,416	151,360	101,568
Share-based expense	271,216	305,994	239,371
Restructuring charges(4)	12,749	—	—
Impairment expense(5)	248,417	—	—
Foreign currency impact of highly inflationary subsidiaries(6)	10,971	—	—
Transaction-related expense(7)	142	19,318	27,333
Fair value changes in warrant liabilities(8)	—	—	107,328
Servicing rights – change in valuation inputs or assumptions(9)	(34,700)	(39,651)	2,651
Residual interests classified as debt – change in valuation inputs or assumptions(10)	425	6,608	22,802
Gain on extinguishment of debt(11)	(14,574)	—	—
Total adjustments	732,479	463,753	514,158
Adjusted EBITDA	$431,737	$143,346	$30,221
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility and the amortization of debt discount and debt issuance costs on our convertible notes, and for 2021, interest on the seller note issued in connection with our acquisition of Galileo. Revolving credit facility interest expense in 2023 and 2022 increased due to higher interest rates relative to the prior years on identical outstanding debt.
(2)Income taxes in 2023 were primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys, offset by income tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Income taxes in 2022 were primarily attributable to tax expense at SoFi Lending Corp and SoFi Bank due to profitability in state jurisdictions where separate filings are required and recognition of expense from Technisys in certain Latin American countries where separate returns are filed. The expense was partially offset by deferred tax benefits from the amortization of intangible assets acquired in the Technisys Merger. Income taxes in 2021 were primarily attributable to the profitability of SoFi Lending Corp. profitability in state jurisdictions where separate filings are required. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense in 2023 increased compared to 2022 primarily in connection with acquisitions and growth in our internally-developed software balance. The increase in 2022 compared to 2021 was primarily in connection with acquisitions and growth in our software balance, partially offset by the acceleration of core banking infrastructure amortization during the 2021 period.
(4)Restructuring charges in 2023 primarily included employee-related wages, benefits and severance associated with a small reduction in headcount in our Technology Platform segment in the first quarter of 2023 and expenses in the fourth quarter of 2023 related to a reduction in headcount across the Company, which do not reflect expected future operating expenses and are not indicative of our core operating performance.
(5)Impairment expense in 2023 includes $247,174 related to goodwill impairment, and $1,243 related to a sublease arrangement, which are not indicative of our core operating performance.
(6)Foreign currency charges reflect the impacts of highly inflationary accounting for our operations in Argentina, which are related to our Technology Platform segment and commenced in the first quarter of 2022 with the Technisys Merger. For the year ended December 31, 2023, all amounts were reflected in the fourth quarter, as inter-quarter amounts were determined to be immaterial. Amounts in 2022 were determined to be immaterial.
(7)Transaction-related expenses in 2023 and 2022 primarily included financial advisory and professional services costs associated with our acquisitions of Wyndham and Technisys, respectively. Transaction-related expenses in 2021 included the special payment to the holders of Series 1 Redeemable Preferred Stock in conjunction with the Business Combination and financial advisory and professional costs associated with our then-pending acquisitions of Golden Pacific and Technisys.
(8)Our adjusted EBITDA measure excludes the non-cash fair value changes in warrants accounted for as liabilities, which were measured at fair value through earnings. The amount in 2021 related to changes in the fair value of Series H warrants issued by Social Finance in connection with certain redeemable preferred stock issuances. We did not measure the Series H warrants at fair value subsequent to May 28, 2021 in conjunction with the Business Combination, as they were reclassified into permanent equity. In addition, in conjunction with the Business Combination, SoFi Technologies assumed certain common stock warrants (“SoFi Technologies warrants”) that were accounted for as liabilities and measured at fair value on a recurring basis. The fair value of the SoFi Technologies warrants was based on the closing price of ticker SOFIW and, therefore, fluctuated based on market activity. The outstanding SoFi Technologies warrants were either exercised during the fourth quarter of 2021 or redeemed on December 6, 2021.
(9)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, these positive and negative changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.

SoFi Technologies, Inc.

(10)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net loss to provide management and financial users with better visibility into the earnings available to finance our operations.
(11)Reflects gain on extinguishment of debt. Gains and losses are recognized during the period of extinguishment for the difference between the net carrying amount of debt extinguished and the fair value of equity securities issued. These non-cash charges are not indicative of our core operating performance, and as such are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations and our overall performance.
The following table reconciles adjusted EBITDA to net loss, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net loss	$47,913	$(266,684)	$(47,549)	$(34,422)	$(40,006)	$(74,209)	$(95,835)	$(110,357)
Non-GAAP adjustments:
Interest expense – corporate borrowings	9,882	9,784	9,167	8,000	7,069	5,270	3,450	2,649
Income tax (benefit) expense	3,245	(244)	(1,780)	(1,637)	1,057	(242)	119	752
Depreciation and amortization	53,449	52,516	50,130	45,321	42,353	40,253	38,056	30,698
Share-based expense	69,107	62,005	75,878	64,226	70,976	77,855	80,142	77,021
Restructuring charges	7,796	—	—	4,953	—	—	—	—
Impairment expense	—	247,174	—	1,243	—	—	—	—
Foreign currency impact of highly inflationary subsidiaries	10,971	—	—	—	—	—	—	—
Transaction-related expense	—	(34)	176	—	1,872	100	808	16,538
Servicing rights – change in valuation inputs or assumptions	(6,595)	(7,420)	(8,601)	(12,084)	(12,791)	(6,182)	(9,098)	(11,580)
Residual interests classified as debt – change in valuation inputs or assumptions	10	928	(602)	89	(470)	1,453	2,662	2,963
Gain on extinguishment of debt	(14,574)	—	—	—	—	—	—	—
Total adjustments	133,291	364,709	124,368	110,111	110,066	118,507	116,139	119,041
Adjusted EBITDA	$181,204	$98,025	$76,819	$75,689	$70,060	$44,298	$20,304	$8,684

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	# Change	% Change	# Change	% Change
Members	7,541,860	5,222,533	3,460,298	2,319,327	44%	1,762,235	51%
Total Products	11,142,476	7,894,636	5,173,197	3,247,840	41%	2,721,439	53%
Total Products — Lending segment	1,663,006	1,340,597	1,078,952	322,409	24%	261,645	24%
Total Products — Financial Services segment	9,479,470	6,554,039	4,094,245	2,925,431	45%	2,459,794	60%
Total Accounts — Technology Platform segment	145,425,391	130,704,351	99,660,657	14,721,040	11%	31,043,694	31%

See “Summary Results by Segment” for additional metrics we review at the segment level.
Members
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform or signed up for our credit score monitoring service. Our members have continuous access to our CFPs, our career advice services, our member events, our content, educational material, news, and our tools and calculators, which are provided at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a

SoFi Technologies, Inc.

member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life.
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
Since our inception through December 31, 2023, we have served approximately 7.5 million members who have used approximately 11.1 million products on the SoFi platform.

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

SoFi Technologies, Inc.

if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products.
In our Financial Services segment, total products refers to the number of SoFi Money accounts (inclusive of checking and savings accounts held at SoFi Bank and cash management accounts), SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Checking and savings accounts are considered one account within our total products metric. Our SoFi Invest service is composed of three products: active investing accounts, robo-advisory accounts and digital assets accounts. Our members can select any one or combination of the types of SoFi Invest products. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for additional information on the transfer of the crypto services. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. In the event a member is removed in accordance with our terms of service, as discussed under “Members” above, the member’s associated products are also removed.

Products
In Thousands
Total lending products were composed of the following:

	December 31,			2023 vs. 2022		2022 vs. 2021
Lending Products	2023	2022	2021	Variance	% Change	Variance	% Change
Personal loans	1,113,864	837,462	610,348	276,402	33%	227,114	37%
Student loans	519,489	477,132	445,569	42,357	9%	31,563	7%
Home loans	29,653	26,003	23,035	3,650	14%	2,968	13%
Total lending products	1,663,006	1,340,597	1,078,952	322,409	24%	261,645	24%
Total financial services products were composed of the following:

	December 31,			2023 vs. 2022		2022 vs. 2021
Financial Services Products	2023	2022	2021	Variance	% Change	Variance	% Change
Money(1)	3,374,310	2,195,402	1,436,955	1,178,908	54%	758,447	53%
Invest	2,380,641	2,158,864	1,595,143	221,777	10%	563,721	35%
Credit Card	245,385	171,425	91,216	73,960	43%	80,209	88%
Referred loans(2)	55,231	40,980	7,659	14,251	35%	33,321	435%
Relay	3,336,868	1,921,986	930,181	1,414,882	74%	991,805	107%
At Work	87,035	65,382	33,091	21,653	33%	32,291	98%
Total financial services products	9,479,470	6,554,039	4,094,245	2,925,431	45%	2,459,794	60%

SoFi Technologies, Inc.

__________________
(1)     Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)    Limited to loans wherein we provide third party fulfillment services.
Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. We include intercompany accounts on the Galileo platform as a service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 20. Business Segment and Geographic Information to the Notes to Consolidated Financial Statements, which includes intercompany revenue. Intercompany revenue is eliminated in consolidation. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for the Technisys products and solutions, as the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

Technology Platform Accounts(1)(2)
In Millions
___________________
(1)We include SoFi accounts on the Galileo platform as a service in Technology Platform total accounts to better align with the presentation of Technology Platform segment total net revenue.
(2)In 2023, Technology Platform total accounts reflects the previously disclosed migration by one of our clients of the majority of its processing volumes to a pure processor. These accounts remained open for administrative purposes through the end of 2022, and were included in our total accounts in such period.

	December 31,			2023 vs. 2022	2022 vs. 2021
	2023	2022	2021	% Change	% Change
Total accounts	145,425,391	130,704,351	99,660,657	11%	31%

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
Origination Volume
Our Lending segment is our largest segment, comprising 65%, 72% and 75% of total net revenue during the years ended December 31, 2023, 2022 and 2021, respectively. We are dependent upon the addition of new members and new activity from existing members within our Lending segment to generate origination volume, which we believe is a contributor to Lending segment net revenue. We believe we have a high-quality loan portfolio, as indicated by our Lending segment weighted average origination FICO score of 749 during the year ended December 31, 2023. See “Industry Trends and General Economic Conditions” for the impact of specific economic factors on origination volume.

SoFi Technologies, Inc.

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
The Federal Reserve increased the benchmark interest rate throughout 2022 and several times in 2023, largely in response to high inflation, low unemployment and strong consumer demand, while balancing macroeconomic risks, such as increased market volatility. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. However, rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. Economic and market volatility may continue to occur and could worsen, including if there is additional turmoil in the banking and financial services sectors, which could adversely impact our liquidity, results of operations and financial condition. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, although we have not observed a decline in our overall deposits to date, our members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. In addition, if the Federal Reserve does not effectively curb inflation or interest rates further rise unexpectedly or too quickly or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations. In 2023, we saw a continuation

SoFi Technologies, Inc.

from 2022 of elevated credit spreads across capital markets and changes in consumer credit. Our increased personal loan annualized charge-off rate year over year was reflective of our expectation of credit metrics to revert over time to more normalized levels, but remains healthy, while our higher credit card annualized charge-off rate was reflective of our maturing portfolio. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
Fair Value of Loans
We measure our personal loans, student loans and home loans at fair value. During the year ended December 31, 2023, we transferred home loans out of Level 3 and into Level 2 due to an update to pricing sources utilized by third-party valuation specialists, as part of the integration of Wyndham. Other loans do not trade in an active market with readily observable prices and are classified as Level 3.
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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023
Weighted average coupon rate(1)	13.8%	13.8%	5.6%	5.3%
Weighted average annual default rate	4.8	4.6	0.6	0.5
Weighted average conditional prepayment rate	23.2	20.3	10.5	10.5
Weighted average discount rate	5.5	6.6	4.3	4.8
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the fourth quarter of 2023 relative to the third quarter of 2023, we observed the following trends:
•The weighted average coupon rates on personal loans and student loans increased by 4 bps and 24 bps, respectively, which reflects rate increases passed on to borrowers related to benchmark interest rates increases during the fourth quarter.
•The weighted average discount rates on personal loans and student loans decreased by 103 bps and 57, respectively, as of December 31, 2023 compared to September 30, 2023. For personal loans, our discount rate assumptions decreased in the fourth quarter due to benchmark rates declining by 90 bps, as well as spreads tightening by 13 bps. For student loans, our discount rate assumptions decreased in the fourth quarter due to benchmark rates declining by 86 bps, as well as spreads widening by 29 bps. Spread changes are indicated by asset-backed security and secondary bond markets.
•Annualized net charge-off rates on personal loans and student loans in the fourth quarter of 2023 were 3.98% and 0.59%, respectively, which remained lower than the assumed weighted average default rates in our fair value model of 4.76% and 0.61%, respectively. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due. For instance, personal loans are marked down on average 70% when the loans are 30 days past due.
The combination of these and other factors resulted in fair value gains recognized on our personal loans and student loans portfolios during the fourth quarter of 2023.
Student Loan Relief
In June 2023, Congress passed the Fiscal Responsibility Act of 2023 which, among other things, ended the suspension of principal and interest payments on federally-held student loans pursuant to the CARES Act passed in 2020, which became effective 60 days after June 30, 2023, as well as prohibits the Secretary of Education from implementing any extension of any

SoFi Technologies, Inc.

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

Key Components of Results of Operations

Net Interest Income
Net interest income primarily reflects the excess of interest income earned on our loans over the interest expense incurred to fund such loans. Net interest income is impacted by loan origination volume, the level of securitization activity, the amount of time we hold loans on our consolidated balance sheet and the volume of member deposits, as well as prevailing interest rates, which impact the rates we receive on our loans and securitization-related investments in bonds and residual interest positions, and the rates we incur from our funding sources including our warehouse facilities, securitization debt and member deposits at SoFi Bank. We also incur interest expense related to our revolving credit facility, as well as on our convertible notes in the form of amortization of debt issuance costs and original issue discount.
Noninterest Income
Noninterest income primarily consists of: (i) revenue recognized from contracts with customers, which primarily relates to our technology products and solutions revenues and has grown due to our recent acquisitions and the growth and expansion of our financial services offerings, (ii) fair value changes in loans while we hold them on our consolidated balance sheet and our securitization activities, inclusive of our hedging activities, (iii) gains on sales of loans transferred into the securitization or whole loan sale channels, (iv) loan origination fees, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, (v) the income we receive from our loan servicing activities, as well as the assumption of servicing rights from third parties, (vi) gains and losses on non-securitization investments, and (vii) gains and losses on extinguishment of debt.
Noninterest Expense
Noninterest expense primarily relates to the following categories of expenses: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative. Certain costs are included within each of these line items, such as compensation and benefits-related expense (inclusive of share-based compensation expense), professional services, depreciation and amortization, and occupancy-related costs. We allocate certain costs to each of these categories based on department-level headcounts. We generally expect these expenses to increase in absolute dollars as our business continues to grow. Noninterest expense also includes the provision for credit losses, which primarily relates to our credit card product, as well as goodwill impairment, related to the Galileo and Technisys reporting units.
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

SoFi Technologies, Inc.

direct costs of the segment or labor costs that can be attributed based upon the allocation of employee time for individual products.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net interest income	$1,261,740	$584,096	$252,244	$677,644	116%	$331,852	132%
Total noninterest income	861,049	989,439	732,628	(128,390)	(13)%	256,811	35%
Total net revenue	2,122,789	1,573,535	984,872	549,254	35%	588,663	60%
Total noninterest expense	2,423,947	1,892,256	1,466,049	531,691	28%	426,207	29%
Loss before income taxes	(301,158)	(318,721)	(481,177)	17,563	(6)%	162,456	(34)%
Income tax benefit (expense)	416	(1,686)	(2,760)	2,102	n/m	1,074	(39)%
Net loss	$(300,742)	$(320,407)	$(483,937)	$19,665	(6)%	$163,530	(34)%

SoFi Technologies, Inc.

Net Interest Income
The tables below present average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Year Ended December 31,
	2023			2022			2021
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,172,013	$91,312	4.20%	$1,122,364	$10,841	0.97%	$706,640	$646	0.09%
Investment securities	541,590	25,096	4.63	494,005	12,542	2.54	495,444	14,355	2.90
Loans(2)	18,733,812	1,934,659	10.33	9,200,023	749,071	8.14	5,179,729	337,862	6.52
Related party receivables	—	—	—	—	—	—	2,767	211	7.63
Total interest-earning assets	21,447,415	2,051,067	9.56	10,816,392	772,454	7.14	6,384,580	353,074	5.53
Total noninterest-earning assets	3,055,580			2,812,054			1,933,759
Total assets	$24,502,995			$13,628,446			$8,318,339
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,214,794	$51,673	2.33%	$1,336,006	$21,814	1.63%	$—	$—	—%
Savings deposits	8,481,895	359,444	4.24	1,403,750	31,045	2.21	—	—	—
Time deposits	1,958,002	96,703	4.94	281,633	6,934	2.46	—	—	—
Total interest-bearing deposits	12,654,691	507,820	4.01	3,021,389	59,793	1.98	—	—	—
Warehouse facilities	3,142,096	192,987	6.14	2,378,935	71,717	3.01	2,043,085	29,596	1.45
Securitization debt	751,869	36,853	4.90	593,824	22,507	3.79	931,476	35,576	3.82
Other debt(3)	1,638,748	51,526	3.14	1,575,027	30,618	1.94	773,159	27,458	3.55
Total debt	5,532,713	281,366	5.09	4,547,786	124,842	2.75	3,747,720	92,630	2.47
Residual interests classified as debt	12,301	141	1.15	57,510	3,723	6.47	106,990	8,200	7.66
Total interest-bearing liabilities	18,199,705	789,327	4.34	7,626,685	188,358	2.47	3,854,710	100,830	2.62
Total noninterest-bearing liabilities	757,070			657,314			602,994
Total liabilities	18,956,775			8,283,999			4,457,704
Total temporary equity	320,374			320,374			1,637,173
Total permanent equity	5,225,846			5,024,073			2,223,462
Total liabilities, temporary equity and permanent equity	$24,502,995			$13,628,446			$8,318,339

Net interest income(4)		$1,261,740			$584,096			$252,244
Net interest margin(5)			5.88%			5.40%			3.95%
___________________
(1)Average balances were calculated on daily carrying balances for the 2023 period, and on thirteen-month ending carrying balances for the 2022 and 2021 periods, as the daily analysis in the prior periods would have involved undue burden. Both average calculations are representative of our operations.
(2)Interest income on loans measured at amortized cost for the 2022 and 2021 periods includes amortization of deferred loan fees, net of deferred loan costs, which were not material.
(3)Interest expense on other debt primarily includes debt issuance and discount expense, as well as interest expense on the revolving credit facility and seller note, which was repaid in early 2021.
(4)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(5)Net interest margin is calculated as net interest income divided by total average interest-earning assets.
2023 vs. 2022. Net interest income increased by $677.6 million, or 116%, during the year ended December 31, 2023 compared to the year ended December 31, 2022, and net interest margin increased by 48 basis points. The increases were primarily driven by higher interest income from (i) personal loans, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods for both personal and student loans, and (ii) interest-

SoFi Technologies, Inc.

bearing deposits with banks, which reflected our strong liquidity position in a rising interest rate environment. Average interest-earning assets increased by 98%, and average yields increased by 242 basis points.
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
Net interest margin increased by 145 basis points during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by higher interest-earning assets at higher average yields, particularly related to non-securitization loans, partially offset by higher interest rates paid on warehouse facilities and interest-bearing deposits used to fund our loan originations.
Analysis of Changes in Net Interest Income
The following table presents year-over-year changes in net interest income and the extent to which the variances are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$44,128	$36,343	$80,471	$4,016	$6,179	$10,195
Investment securities	2,205	10,349	12,554	(37)	(1,776)	(1,813)
Loans	984,564	201,024	1,185,588	327,335	83,874	411,209
Related party receivables	—	—	—	—	(211)	(211)
Total interest income	$1,030,897	$247,716	$1,278,613	$331,314	$88,066	$419,380

Interest expense:
Interest-bearing deposits	$386,575	$61,452	$448,027	$59,793	$—	$59,793
Debt	50,088	106,436	156,524	21,963	10,249	32,212
Residual interests classified as debt	(519)	(3,063)	(3,582)	(3,203)	(1,274)	(4,477)
Total interest expense	$436,144	$164,825	$600,969	$78,553	$8,975	$87,528
Net interest income	$594,753	$82,891	$677,644	$252,761	$79,091	$331,852
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

SoFi Technologies, Inc.

Loan Maturity Schedule
The following table presents the maturities of our loan portfolio, as well as the separate presentation of the total amount of loans in each loan category that are due after one year that have variable rates and fixed rates:

	As of December 31, 2023(1)
($ in thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Loan Portfolio:
Personal loans	$229,827	$11,758,548	$2,510,254	$—	$14,498,629
Student loans	10,153	988,168	3,984,745	1,462,520	6,445,586
Home loans	—	—	—	67,406	67,406
Senior secured loans	—	445,733	—	—	445,733
Credit card(2)	319,694	—	—	—	319,694
Commercial and consumer banking	1,565	2,447	12,709	102,242	118,963
Total loans	$561,239	$13,194,896	$6,507,708	$1,632,168	$21,896,011
Loans with variable rates:
Personal loans		$2,035	$—	$—	$2,035
Student loans		18,906	80,526	9,769	109,201
Commercial and consumer banking		679	5,532	97,070	103,281
Total loans		$21,620	$86,058	$106,839	$214,517
Loans with fixed rates:
Personal loans		$11,756,513	$2,510,254	$—	$14,266,767
Student loans		969,262	3,904,219	1,452,751	6,326,232
Home loans		—	—	67,406	67,406
Senior secured loans		445,733	—	—	445,733
Commercial and consumer banking		1,768	7,177	5,172	14,117
Total loans		$13,173,276	$6,421,650	$1,525,329	$21,120,255
__________________
(1)Maturities presented are based upon the contractual terms of the loans. Amounts represent unpaid principal balance of loans outstanding at period end.
(2)Due to the revolving nature of credit cards, we report all of our credit card balances as due within one year.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Loan origination, sales, and securitizations	$371,812	$565,372	$482,764	$(193,560)	(34)%	$82,608	17%
Servicing	37,328	43,547	(2,281)	(6,219)	(14)	45,828	n/m
Technology products and solutions	323,972	304,901	191,847	19,071	6	113,054	59
Other	127,937	75,619	60,298	52,318	69	15,321	25
Total noninterest income	$861,049	$989,439	$732,628	$(128,390)	(13)	$256,811	35
Total net revenue	$2,122,789	$1,573,535	$984,872	$549,254	35%	$588,663	60%
2023 vs. 2022. Total noninterest income decreased by $128.4 million, or 13%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily attributable to: (i) higher personal loan write-offs in 2023, (ii) higher origination fees primarily related to a new product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, (iii) the net effect of higher income related to in period originations, loan sale execution and fair value adjustments on loans and securitization loans, which were primarily impacted by higher personal loan origination volume, lower student loan prepayment assumptions, and an increase in securitization loan fair market values primarily associated with a consolidated securitization transaction in the first quarter of 2023, partially offset by losses in 2023 compared to gains in 2022 on loan hedging and risk retention hedge activities due to smaller increases in interest rates during the 2023 period, (iv) growth in technology products and solutions fees largely driven

SoFi Technologies, Inc.

by revenue contribution from Technisys for the full period in 2023, (v) increased interchange revenue, and (vi) gain on extinguishment of debt during 2023.
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
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Technology and product development	$511,419	$405,257	$276,087	$106,162	26%	$129,170	47%
Sales and marketing	719,400	617,823	426,875	101,577	16	190,948	45
Cost of operations	379,998	313,226	256,980	66,772	21	56,246	22
General and administrative	511,011	501,618	498,534	9,393	2	3,084	1
Goodwill impairment	247,174	—	—	247,174	n/m	—	n/m
Provision for credit losses	54,945	54,332	7,573	613	1	46,759	617
Total noninterest expense	$2,423,947	$1,892,256	$1,466,049	$531,691	28%	$426,207	29%
2023 vs. 2022. Total noninterest expense increased by $531.7 million, or 28%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by: (i) goodwill impairment expense related to the Galileo and Technisys reporting units, further discussed within “Critical Accounting Policies and Estimates—Goodwill”, (ii) higher employee compensation and benefits, which was attributable to increases in headcount and salary and the inclusion of Technisys for the full 2023 period compared to a partial period in 2022, related to support of our growth and impacts of the inflationary environment, as well as restructuring charges during the first and fourth quarters of 2023 and partially offset by decreases in share-based compensation expense, (iii) increases in advertising and marketing expenditures, utilization of lead generation channels and direct member incentives, (iv) increased amortization of purchased and internally-developed software, and in tools and subscriptions costs, reflective of continued investments in technology, (v) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform, and (vi) increases in amortization of intangible assets primarily due to acquired intangible assets in the Technisys Merger and Wyndham acquisition. These increases were partially offset by the absence of transaction expenses that were incurred in the 2022 period related to our acquisition of Technisys.
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

SoFi Technologies, Inc.

Provision for Credit Losses
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

	December 31,
($ in thousands)	2023	2022
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$54,695	$40,788
Total loans held for investment, at amortized cost outstanding(1)	$884,390	$344,106
Ratio(2)	6.18%	11.85%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The decrease in the ratio was primarily attributable to senior secured loans, for which we did not recognize an allowance for credit losses, partially offset by credit cards, which was primarily reflective of an increase in the average balance combined with elevated loss rates.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	December 31, 2023		December 31, 2022
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$52,385	36%	$39,110	71%
Commercial and consumer banking	2,310	13	1,678	29
Senior secured loans(2)	—	51	—	—
Total	$54,695	100%	$40,788	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)For the periods presented, we did not recognize an allowance for credit losses on senior secured loans, as we determined that our expected exposure to credit losses was immaterial.
Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Year Ended December 31,
	2023			2022			2021
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$12,638,807	$432,706	3.42%	$4,767,708	$88,511	1.86%	$1,968,297	$19,398	0.99%
Student loans	5,641,787	25,048	0.44	4,059,001	12,677	0.31	2,964,404	9,399	0.32
Home loans	78,554	—	—	132,663	—	—	197,452	—	—
Senior secured loans	26,291	—	—	—	—	—	—	—	—
Credit card(3)	238,832	40,992	17.16	167,290	20,957	12.53	47,533	2,048	4.31
Commercial and consumer banking	109,541	46	0.04	73,361	7	0.01	2,043	—	—
Total loans	$18,733,812	$498,792	2.66%	$9,200,023	$122,152	1.33%	$5,179,729	$30,845	0.60%
___________________

SoFi Technologies, Inc.

(1)Average balances were calculated on daily carrying balances for the 2023 period, and on thirteen-month ending carrying balances for the 2022 and 2021 periods, as the daily analysis in the prior periods would have involved undue burden. Both average calculations are representative of our operations.
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
Income Taxes
For the years ended December 31, 2023, 2022 and 2021, we recorded income tax benefit (expense) of $0.4 million, $(1.7) million, and $(2.8) million, respectively. Our income tax benefit position in 2023 was primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys. These benefits were offset by income tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax expense position in 2022 was primarily attributable to tax expense at SoFi Lending Corp. and SoFi Bank due to profitability in state jurisdictions where separate filings are required and recognition of expense from Technisys in certain Latin American countries where separate returns are filed. The expense was partially offset by deferred tax benefits from the amortization of intangible assets acquired in the Technisys Merger.

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
Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	December 31,			2023 vs. 2022		2022 vs. 2021
Metric	2023	2022	2021	Change	% Change	Change	% Change
Total products (number, as of period end)	1,663,006	1,340,597	1,078,952	322,409	24%	261,645	24%
Origination volume ($ in thousands, during period)
Personal loans	$13,801,065	$9,773,705	$5,386,934	$4,027,360	41%	$4,386,771	81%
Student loans	2,630,040	2,245,499	4,293,526	384,541	17%	(2,048,027)	(48)%
Home loans	997,492	966,177	2,978,222	31,315	3%	(2,012,045)	(68)%
Total	$17,428,597	$12,985,381	$12,658,682	$4,443,216	34%	$326,699	3%
Loans with a balance (number, as of period end)(1)	1,009,433	753,043	603,201	256,390	34%	149,842	25%
Average loan balance ($, as of period end)(1)
Personal loans	$24,223	$24,917	$22,820	$(694)	(3)%	$2,097	9%
Student loans(2)	44,683	46,585	50,549	(1,902)	(4)%	(3,964)	(8)%
Home loans	284,289	285,152	286,991	(863)	—%	(1,839)	(1)%
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
Personal Loans. During the year ended December 31, 2023, personal loan origination volume increased significantly relative to 2022, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment.
Personal loan origination volume increased significantly during the year ended December 31, 2022 compared to 2021, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment. This was combined with a positive impact from increased loan application approval rates within our existing credit parameters that were implemented during the second half of 2021 and maintained through mid-2022, with slight credit tightening implemented in the second half of 2022.
Student Loans. During the year ended December 31, 2023, student loan origination volume increased relative to 2022, as demand for student loan refinancing products increased ahead of the resumption of principal and interest payments on federally-held student loans as borrowers looked to refinance at a lower rate or, given the high interest rate environment, to extend the loan term. This was partially offset by the unfavorable impact of the suspension of principal and interest payments on federally-held student loans through August 30, 2023 and the expectation of debt cancellation for certain federal student loan borrowers which was struck down by the U.S. Supreme Court in June 2023, combined with a continued rising interest rate environment in 2023.
Student loan origination volume decreased significantly during the year ended December 31, 2022 compared to 2021, as demand for student loan refinancing products continued to be unfavorably impacted by the ongoing suspension of principal and interest payments on federally-held student loans and the expectation of debt cancellation for certain federal student loan borrowers, combined with a rising interest rate environment in 2022.
Home Loans. During the year ended December 31, 2023, home loan origination volume remained relatively flat relative to 2022 due to continued rising interest rates, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations historically represented a smaller percentage of our home loan originations, our mix during the 2023 period has shifted toward more purchase originations, which we would expect to continue under similar macroeconomic conditions. Our home loan origination volume increased notably beginning in the second quarter of 2023, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham.
Home loan origination volume decreased significantly during the year ended December 31, 2022 compared to 2021 due to continued rising interest rates relative to 2021 levels, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations have historically represented a smaller percentage of our home loan originations, our mix has shifted toward more purchase originations in the second half of 2022.
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

SoFi Technologies, Inc.

In the table below, we present additional information related to our lending products:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Overall weighted average origination FICO	749	752	761
Personal Loans
Weighted average origination FICO	745	747	754
Weighted average interest rate earned(1)	13.28%	11.82%	10.64%
Interest income recognized	$1,600,527	$551,458	$202,706
Sales of loans	$938,403	$2,911,491	$4,290,424
Student Loans
Weighted average origination FICO	770	773	774
Weighted average interest rate earned(1)	5.13%	4.27%	4.44%
Interest income recognized	$281,921	$170,550	$127,496
Sales of loans	$96,678	$877,920	$2,854,778
Home Loans
Weighted average origination FICO	755	749	755
Weighted average interest rate earned(1)	5.76%	3.42%	1.96%
Interest income recognized	$4,982	$4,714	$3,778
Sales of loans	$1,029,214	$1,094,981	$2,935,038
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the unpaid principal balances of loans outstanding during the period, determined on a daily basis for the 2023 period and on a thirteen-month basis for the 2022 and 2021 periods, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment.

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net interest income	$960,773	$531,480	$258,102	$429,293	81%	$273,378	106%
Noninterest income	409,848	608,511	480,221	(198,663)	(33)%	128,290	27%
Total net revenue	1,370,621	1,139,991	738,323	230,630	20%	401,668	54%
Servicing rights – change in valuation inputs or assumptions(1)	(34,700)	(39,651)	2,651	4,951	(12)%	(42,302)	n/m
Residual interests classified as debt – change in valuation inputs or assumptions(2)	425	6,608	22,802	(6,183)	(94)%	(16,194)	(71)%
Directly attributable expenses	(513,073)	(442,945)	(364,169)	(70,128)	16%	(78,776)	22%
Contribution profit	$823,273	$664,003	$399,607	$159,270	24%	$264,396	66%
Adjusted net revenue(3)	$1,336,346	$1,106,948	$763,776	$229,398	21%	$343,172	45%
__________________
(1)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change, which is recorded within noninterest income in the consolidated statements of operations and comprehensive loss is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(2)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive loss. The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(3)Adjusted net revenue is a non-GAAP financial measure. For information regarding our use and definition of this measure and for a reconciliation to the most directly comparable U.S. GAAP measure, total net revenue, see “Non-GAAP Financial Measures” herein.
Net interest income
2023 vs. 2022. Net interest income in our Lending segment increased by $429.3 million, or 81%, for the year ended December 31, 2023 compared to 2022, which was primarily attributable to increases in average personal and student loan unpaid principal balances of $7.0 billion, or 161%, and $1.7 billion, or 49%, respectively, combined with a higher weighted

SoFi Technologies, Inc.

average interest rate. The personal loan average balance increase was primarily attributable to higher origination volume and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods. Interest expense associated with funding our lending activities increased by $732.1 million, or 356%, primarily due to the sharp increases in benchmark rates which are reflective of the higher interest rate environment year over year, as well as higher average loan balances.
2022 vs. 2021. Net interest income in our Lending segment increased by $273.4 million, or 106%, for the year ended December 31, 2022 compared to 2021, which was primarily attributable to non-securitization loans. Higher interest income on non-securitization personal loans and student loans was primarily a function of increases in aggregate average balances of $2.8 billion, or 185%, and $1.3 billion, or 62%, respectively. The personal loan average balance increase was primarily attributable to higher origination volume and purchase activity combined with a higher weighted average interest rate earned on whole loans and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods, partially offset by a lower weighted average interest rate earned on whole loans. Interest expense associated with funding our lending activities, which was determined using an FTP framework in 2022 and was based on actual interest expense on our use of securitizations and warehouse facilities in 2021, increased by $115.6 million, or 128%, year over year, primarily due to the sharp increase in benchmark rates.
Noninterest income
2023 vs. 2022. Noninterest income in our Lending segment decreased by $198.7 million, or 33%, for the year ended December 31, 2023 compared to 2022, which was primarily driven by lower loan origination, sales, and securitizations income of $193.3 million.
2022 vs. 2021. Noninterest income in our Lending segment increased by $128.3 million, or 27%, for the year ended December 31, 2022 compared to 2021, which was primarily driven by higher loan origination, sales, and securitizations income of $82.4 million and higher servicing income of $45.6 million.
Loan Originations, Sales, and Securitizations
The following table presents the components of noninterest income—loan origination, sales, and securitizations:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$689,956	$295,562	$450,695	$394,394	133%	$(155,133)	(34)%
Economic derivative hedges of loan fair values	(11,258)	369,898	49,090	(381,156)	n/m	320,808	654%
Other derivative instruments(2)	7,560	(11,032)	(2,742)	18,592	n/m	(8,290)	302%
Loan origination fees	134,399	7,452	14,452	126,947	n/m	(7,000)	(48)%
Loan write-off expense – whole loans(3)	(455,194)	(101,188)	(28,797)	(354,006)	350%	(72,391)	251%
Loan repurchase (expense) benefit(4)	(2,075)	4,460	(3,117)	(6,535)	n/m	7,577	n/m
Other	8,453	(10)	3,183	8,463	n/m	(3,193)	n/m
Loan origination, sales, and securitizations noninterest income	$371,841	$565,142	$482,764	$(193,301)	(34)%	$82,378	17%
___________________
(1)Includes fair value adjustments on loans originated during the period, fair value adjustments of loans and securitization bond and residual interest positions held at the balance sheet date, as well as gains (losses) on loans sold and consolidated securitization transactions during the period. Fair value adjustments are impacted by interest rates, weighted average coupon, credit spreads and loss estimates, prepayment speeds, duration and previous loan sale execution on similar loans.
(2)Includes IRLCs, interest rate caps and purchase price earn-out.
(3)For the years ended December 31, 2023, 2022 and 2021, includes gross write-offs of $533.3 million, $131.6 million and $48.7 million, respectively. Total recoveries were $78.1 million, $30.4 million and $19.9 million, respectively, of which $53.7 million, $10.5 million and $5.3 million, respectively, were captured via loan sales to a third-party collection agency.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements for additional information.
2023 vs. 2022. The decrease in loan origination, sales, and securitizations income was primarily driven by: (i) higher personal loan write-offs in the 2023 period, primarily driven by longer loan holding periods and elevated charge off rates, (ii) losses in 2023 compared to gains in 2022 on student loan, personal loan and risk retention interest rate swap positions primarily

SoFi Technologies, Inc.

driven by smaller increases in interest rates during the 2023 period, and (iii) lower gains on home loan pipeline hedges primarily driven by larger increases in the underlying hedge price index during the 2023 period.
These decreases were partially offset by: (i) higher fair value gains on personal loans and lower fair value losses on student loans in the 2023 period, which were primarily impacted by higher origination volume and lower prepayment assumptions, respectively, (ii) higher origination fees primarily related to a new product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, (iii) improvement in securitizations income primarily driven by an increase in securitization loan and residual interests in securitization trusts fair market values primarily associated with consolidated securitization transactions in the first and third quarters of 2023, and a positive variance in our securitization bond and residual interest position fair values, (iv) fair value gains on home loans (compared to losses in the 2022 period), which were primarily impacted by smaller decreases in benchmark rates, and (v) losses on home loan and student loan sale execution in the 2022 period, which were due to both volume and price factors.
2022 vs. 2021. The increase in loan origination, sales, and securitizations income was primarily driven by: (i) gains on student loan, personal loan and risk retention interest rate swap positions primarily driven by higher interest rates in 2022, (ii) fair value gains on personal loan originations in the year, partially offset by fair value losses on student loan and home loan originations in the year, each correlated with origination volume, (iii) gains on home loan pipeline hedges due to decreases in the underlying hedge price index, and (iv) favorable changes in residual debt fair value adjustments. This increase was partially offset by: (i) lower fair value marks on loans held on balance sheet at period end (including in period originations) across all loan products, primarily driven by deterioration in general market conditions, (ii) lower execution prices on sales activity across all loan products, due to both volume and price factors, (iii) higher loan write offs, primarily driven by higher average personal loan balances and elevated charge off rates in 2022, (iv) a decrease in securitization loan fair market value changes, principally due to increases in market interest rates, and (v) a decline in securitization bond fair values that were impacted by the interest rate volatility during the 2022 period.
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

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Servicing income recognized
Personal loans	$24,074	$35,653	$34,093	$(11,579)	(32)%	$1,560	5%
Student loans	25,174	36,256	46,519	(11,082)	(31)%	(10,263)	(22)%
Home loans	15,161	12,965	8,975	2,196	17%	3,990	44%
Servicing rights fair value change
Personal loans	$28,839	$(4,245)	$2,677	$33,084	n/m	$(6,922)	n/m
Student loans	(4,929)	(24,058)	(10,634)	19,129	(80)%	(13,424)	126%
Home loans	6,705	9,898	26,619	(3,193)	(32)%	(16,721)	(63)%
2022 vs. 2021. The increase in servicing income was primarily related to favorable changes in valuation inputs and assumptions for student loans, which was primarily attributable to decreased prepayment rate assumptions during 2022 compared to increased assumptions during 2021, partially offset by increased discount rate assumptions during 2022.

SoFi Technologies, Inc.

Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Direct advertising	$183,885	$178,263	$126,367	$5,622	3%	$51,896	41%
Compensation and benefits	119,266	103,996	88,137	15,270	15%	15,859	18%
Lead generation	115,388	87,716	55,170	27,672	32%	32,546	59%
Loan origination and servicing costs	46,241	41,535	56,242	4,706	11%	(14,707)	(26)%
Professional services	9,592	6,649	5,663	2,943	44%	986	17%
Intercompany technology platform expenses	948	—	—	948	n/m	—	n/m
Other(1)	37,753	24,786	32,590	12,967	52%	(7,804)	(24)%
Directly attributable expenses	$513,073	$442,945	$364,169	$70,128	16%	$78,776	22%
__________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs, and third-party loan fraud (net of related insurance recoveries).
2023 vs. 2022. Lending segment directly attributable expenses increased by $70.1 million, or 16%, for the year ended December 31, 2023 compared to 2022, primarily due to: (i) an increase in personal loan lead generation channels during 2023, (ii) an increase in allocated compensation and related benefits, which reflected increases in average compensation and average headcount in 2023, (ii) an increase in direct advertising primarily related to direct mail advertising, and (iv) an increase in other expenses, primarily related to loan marketing expenses and third-party loan fraud.
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

SoFi Technologies, Inc.

Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. The following table summarizes our whole loan sales:

	Year Ended December 31,
	2023	2022	2021
Personal loans
Fair value of consideration received:
Cash	$567,904	$3,016,740	$3,373,655
Servicing assets recognized	30,168	21,925	21,811
Repurchase liabilities recognized	(2,069)	(7,351)	(8,168)
Total consideration received	596,003	3,031,314	3,387,298
Aggregate unpaid principal balance and accrued interest of loans sold	567,003	2,924,567	3,253,645
Realized gain	$29,000	$106,747	$133,653
Sale execution(1)	105.5%	103.9%	104.4%
Student loans
Fair value of consideration received:
Cash	$98,624	$883,859	$1,676,892
Servicing assets recognized	2,792	9,275	15,526
Repurchase liabilities recognized	(16)	(134)	(300)
Total consideration	101,400	893,000	1,692,118
Aggregate unpaid principal balance and accrued interest of loans sold	99,916	881,922	1,635,280
Realized gain	$1,484	$11,078	$56,838
Sale execution(1)	101.5%	101.3%	103.5%
Home loans
Fair value of consideration received:
Cash	$1,022,600	$1,057,596	$2,989,813
Servicing assets recognized	10,184	13,926	31,294
Repurchase liabilities recognized	(1,765)	(1,158)	(3,288)
Total consideration	1,031,019	1,070,364	3,017,819
Aggregate unpaid principal balance and accrued interest of loans sold	1,029,623	1,095,882	2,935,343
Realized gain (loss)	$1,396	$(25,518)	$82,476
Sale execution(1)	100.3%	97.8%	102.9%
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
Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

	December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Total accounts	145,425,391	130,704,351	99,660,657	14,721,040	11%	31,043,694	31%
See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.

SoFi Technologies, Inc.

Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment.

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net interest income (expense)	$1,514	$—	$(29)	$1,514	n/m	$29	(100)%
Noninterest income	350,826	315,133	194,915	35,693	11%	120,218	62%
Total net revenue	352,340	315,133	194,886	37,207	12%	120,247	62%
Directly attributable expenses	(257,554)	(238,620)	(130,439)	(18,934)	8%	(108,181)	83%
Contribution profit	$94,786	$76,513	$64,447	$18,273	24%	$12,066	19%
Net interest income
Net interest income in our Technology Platform segment in 2023 relates to interest income earned on segment cash balances, which we began recording within the Technology Platform segment in the third quarter of 2023. Prior period amounts were determined to be immaterial, and presented within Corporate/Other.
Noninterest income
2023 vs. 2022. Noninterest income in our Technology Platform segment increased by $35.7 million, or 11%, for the year ended December 31, 2023 compared to 2022. The increase was primarily attributable to growth in technology products and solutions fees driven by revenue contribution from Technisys for the full 2023 period compared to ten months of 2022. Noninterest income also included $22.2 million and $7.6 million of intercompany revenue for the years ended December 31, 2023 and 2022, respectively. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2023 periods by our Financial Services segment, as well as within our Technology Platform segment, as we continue to leverage synergies to enhance our product offerings.
2022 vs. 2021. Noninterest income in our Technology Platform segment increased by $120.2 million, or 62%, for the year ended December 31, 2022 compared to 2021, of which $69.2 million was attributable to revenue contribution from the Technisys Merger in 2022. The remaining increase was primarily attributable to growth in technology products and solutions fees driven by account growth and increased activity among our existing integrated technology solutions clients. Noninterest income included $7.6 million and $1.9 million of intercompany revenue for the years ended December 31, 2022 and 2021, respectively.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Compensation and benefits	$151,041	$143,843	$68,277	$7,198	5%	$75,566	111%
Product fulfillment	47,731	39,237	31,492	8,494	22%	7,745	25%
Tools and subscriptions	26,384	21,745	9,544	4,639	21%	12,201	128%
Professional services	13,230	11,460	6,037	1,770	15%	5,423	90%
Other(1)	19,168	22,335	15,089	(3,167)	(14)%	7,246	48%
Directly attributable expenses	$257,554	$238,620	$130,439	$18,934	8%	$108,181	83%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing, and data center costs.
2023 vs. 2022. Technology Platform segment directly attributable expenses increased by $18.9 million, or 8%, for the year ended December 31, 2023 compared to 2022, primarily due to: (i) an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform, (ii) an increase in compensation and benefits expense, primarily related to bonus adjustments in the second quarter of 2023 and the inclusion of Technisys in our results for the full 2023 period, partially offset by a decrease in average headcount in 2023 corresponding with restructuring during the first quarter of 2023, and (iii) an increase in tools and subscriptions costs related to internal technology initiatives to support the growth of the platform, along with the inclusion of Technisys in our results for the full 2023 period.

SoFi Technologies, Inc.

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
Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

	December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Total products	9,479,470	6,554,039	4,094,245	2,925,431	45%	2,459,794	60%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.
Financial Services Segment Results of Operations
The following table presents the measure of contribution loss for the Financial Services segment.

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net interest income(1)	$334,847	$92,574	$3,765	$242,273	262%	$88,809	n/m
Noninterest income	101,668	75,102	54,313	26,566	35%	20,789	38%
Total net revenue	436,515	167,676	58,078	268,839	160%	109,598	189%
Directly attributable expenses	(436,777)	(367,102)	(192,996)	(69,675)	19%	(174,106)	90%
Contribution loss	$(262)	$(199,426)	$(134,918)	$199,164	(100)%	$(64,508)	48%
__________________
(1)Net interest income and, thereby, total net revenue and contribution loss for our Financial Services segment reported for the years ended December 31, 2023 and 2022 reflect the implementation of an FTP framework, under which Financial Services segment net interest income reflects the difference between an FTP credit for the segment’s provision of deposits as a source of funding and an FTP charge for the segment’s use of funds related to credit cards. For the comparative period ended December 31, 2021, our Financial Services segment net interest income was nominal, as it did not have deposits and the credit card product was nascent. If we had applied our current FTP framework during the comparative period, the Financial Services segment net interest income would not have materially changed.
Net interest income
2023 vs. 2022. Net interest income in our Financial Services segment increased by $242.3 million, or 262%, for the year ended December 31, 2023 compared to 2022, which was primarily attributable to net interest income earned on our deposits, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members. This net increase corresponds with the growth of deposits at SoFi Bank, as well as the impact of higher interest rates offered to members. In addition, net interest income earned on our credit cards increased, which includes interest income earned on outstanding balances as well as interest expense incurred under the FTP framework, and was primarily attributable to growth in total credit cards.
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
Noninterest income
2023 vs. 2022. Noninterest income in our Financial Services segment increased by $26.6 million, or 35%, for the year ended December 31, 2023 compared to 2022, primarily due to an increase in interchange fees, which coincided with increased credit card and debit card transactions, as well as brokerage-related fees, which were primarily attributable to increased trading volume on our platform during 2023.

SoFi Technologies, Inc.

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
Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment’s contribution loss were as follows:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Compensation and benefits	$125,143	$110,288	$81,176	$14,855	13%	$29,112	36%
Provision for credit losses	54,945	54,332	7,573	613	1%	46,759	617%
Member incentives	54,616	45,923	19,544	8,693	19%	26,379	135%
Product fulfillment	49,829	33,713	23,638	16,116	48%	10,075	43%
Direct advertising	44,347	36,660	19,051	7,687	21%	17,609	92%
Lead generation	36,447	30,418	10,308	6,029	20%	20,110	195%
Intercompany technology platform expenses	12,961	4,600	1,863	8,361	182%	2,737	147%
Professional services	12,719	4,590	3,832	8,129	177%	758	20%
Other(1)	45,770	46,578	26,011	(808)	(2)%	20,567	79%
Directly attributable expenses	$436,777	$367,102	$192,996	$69,675	19%	$174,106	90%
__________________
(1)Other expenses primarily include operational product losses, third party fraud expense, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
2023 vs. 2022. Financial Services directly attributable expenses increased by $69.7 million, or 19%, for the year ended December 31, 2023 compared to 2022, primarily due to: (i) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product, (ii) an increase in compensation and benefits expense, which reflected growth in the Financial Services segment that required additional staffing, as well as increased average compensation in 2023, (iii) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product, (iv) an increase in direct advertising costs primarily driven by an increase in online and digital advertising largely related to the promotion of our SoFi Money product, and (v) an increase related to utilization of lead generation channels, primarily related to our credit card and Relay products.
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
Corporate/Other Non-Reportable Segment
Non-segment operations are classified as Corporate/Other, which includes net revenues associated with corporate functions, non-recurring gains and losses from non-securitization investment activities and interest income and realized gains and losses associated with investments in AFS debt securities, all of which are not directly related to a reportable segment. For the years ended December 31, 2023 and 2022, net interest expense within Corporate/Other also reflects the financial impact of our capital management activities within the treasury function, which reflects the residual impact from FTP charges and FTP

SoFi Technologies, Inc.

credits allocated to our reportable segments under our FTP framework. The following table presents the measure of total net loss for Corporate/Other:

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Net interest expense	$(35,394)	$(39,958)	$(9,594)	$4,564	(11)%	$(30,364)	316%
Noninterest income (loss)	(1,293)	(9,307)	3,179	8,014	(86)%	(12,486)	n/m
Total net loss	$(36,687)	$(49,265)	$(6,415)	$12,578	(26)%	$(42,850)	668%
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Reportable segments directly attributable expenses	$(1,207,404)	$(1,048,667)	$(687,604)
Intercompany expenses	22,199	7,604	1,863
Expenses not allocated to segments:
Share-based compensation expense	(271,216)	(305,994)	(239,011)
Employee-related costs(1)	(250,326)	(184,764)	(143,847)
Depreciation and amortization expense	(201,416)	(151,360)	(101,568)
Goodwill impairment	(247,174)	—	—
Fair value changes in warrant liabilities	—	—	(107,328)
Special payment(2)	—	—	(21,181)
Other corporate and unallocated expenses(3)	(268,610)	(209,075)	(167,373)
Total noninterest expense	$(2,423,947)	$(1,892,256)	$(1,466,049)
__________________
(1)Includes compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents a special payment to the Series 1 preferred stockholders in connection with the Business Combination in the second quarter of 2021. See Note 13. Equity to the Notes to Consolidated Financial Statements for additional information.
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
We maintain a CALM policy that outlines specific requirements relating to the oversight of SoFi Technologies, Inc. (and its subsidiaries) capital planning, financial planning and forecasting, liquidity risk management, contingency funding planning, interest rate risk management, cash management and financial operations, among other activities. Oversight of these activities is the responsibility of our ALCO. The ALCO is comprised of a cross-functional leadership team that is responsible for managing our use of capital, liquidity, sources and uses of funding, and sensitivities to various market risks, by identifying key risks and exposures, monitoring them appropriately, establishing tolerances and limits, and mitigating risks where appropriate, to ensure the Company has the ability to meet its obligations.

SoFi Technologies, Inc.

The following table summarizes our total liquidity reserves:

	December 31, 2023
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$3,085,020	n/a	$3,085,020
Investments in AFS debt securities(1)	463,448	n/a	463,448
Warehouse facilities(2)	9,170,000	3,239,528	5,930,472
Revolving credit facility(3)	645,000	499,100	145,900
FHLB advances(4)	166,525	27,200	139,325
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$13,579,993	$3,765,828	$9,814,165
___________________
(1)Excludes investments in AFS debt securities which are pledged as collateral to the FHLB.
(2)Includes personal loan, student loan, credit card and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of December 31, 2023, warehouse facility maturity dates ranged from January 2024 through January 2032. See Note 9. Debt to the Notes to Consolidated Financial Statements for additional information.
(3)As of December 31, 2023, the amount utilized under the revolving credit facility includes $13.1 million utilized to secure letters of credit. See Note 9. Debt to the Notes to Consolidated Financial Statements for additional information.
(4)As of December 31, 2023, we had $131.7 million of investments in AFS debt securities and $54.8 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $166.5 million, of which $27.2 million was utilized to secure letters of credit.
(5)Borrowing capacity with correspondent banks is unsecured.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of December 31, 2023 and December 31, 2022, time deposit balances due in less than one year totaled $2.6 billion and $1.0 billion, respectively. As of December 31, 2023 and December 31, 2022, the amount of uninsured deposits totaled $348.1 million and $615.9 million, respectively. In 2023, we began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, which contributed to the decrease in uninsured deposits relative to year end. As of December 31, 2023, approximately 98% of our total deposits were insured.
The following table presents uninsured time deposits as of December 31, 2023 by remaining time to maturity:

($ in thousands)	December 31, 2023
3 months or less	$4,843
Over 3 months through 6 months	4,286
Over 6 months through 12 months	11,939
Over 12 months	200
Total uninsured time deposits	$21,268
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
As of December 31, 2023, we had debt obligations, common stock and redeemable preferred stock outstanding.

SoFi Technologies, Inc.

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
In October 2021, we closed on the issuance of $1.2 billion aggregate principal amount of convertible senior notes (the “convertible notes”), which do not bear regular interest, will mature in October 2026 (unless earlier repurchased, redeemed or converted) and will be convertible by the noteholders beginning in April 2026 under certain circumstances. In December 2023, the Company entered into agreements to repurchase $88.0 million aggregate principal amount of the convertible notes, for which the Company issued 9,490,000 shares of common stock to settle. Following these repurchases, $1.1 billion aggregate principal amount of the convertible notes remain outstanding. Redemption events and conversion events (to the extent we elect to cash settle) could require a material use of cash at the time of the event. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information on the conversion, settlement and redemption terms of the convertible notes. Additionally, if special interest or additional interest is incurred on the convertible notes, it could require an additional use of cash.
In connection with the issuance of the convertible notes, we entered into privately negotiated Capped Call Transactions with certain financial institutions, which are expected to generally reduce the potential dilutive effect on the common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be. Refer to Note 13. Equity for additional information on the Capped Call Transactions. All of these transactions are expected to remain in effect notwithstanding the December 2023 repurchases.
The net proceeds from the October 2021 convertible debt issuance were $1.2 billion. We used $113.8 million of the net proceeds to fund the cost of entering into the Capped Call Transactions. We allotted the remainder of the net proceeds to pay related expenses and for general corporate purposes.
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
The availability of funds under our warehouse facilities and revolving credit facility is subject to, among other conditions, our continued compliance with the covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum unrestricted cash and cash equivalents, (iii) a maximum leverage ratio of total debt to tangible net worth, and (iv) minimum risk-based capital and leverage ratios. A breach of these covenants can result in an event of default under these facilities and allows the lenders to pursue certain remedies. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information. Our subsidiaries are restricted in the amount that can be distributed to SoFi only to the extent that such distributions would cause the financial covenants to not be met.
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
We were in compliance with all covenants as of December 31, 2023.

SoFi Technologies, Inc.

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
These requirements establish required minimum ratios for CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements.
As of December 31, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since December 31, 2023 that management believes would change the categorization. See Note 21. Regulatory Capital to the Notes to Consolidated Financial Statements for the risk- and leverage-based capital ratios and amounts for SoFi Bank and SoFi Technologies.
Cash Requirements from Known Contractual Obligations and Other Commitments
The following table summarizes our cash requirements from known contractual obligations and other commitments as of December 31, 2023:

	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Warehouse debt(1)	$3,249,375	$638,473	$2,581,173	$29,729	$—
Revolving credit facility(2)	632,501	—	—	632,501	—
Convertible notes(3)	1,111,972	—	1,111,972	—	—
Operating lease obligations	133,479	24,536	44,663	30,984	33,296
Sponsorship, advertising, and cloud computing agreements(4)	670,329	85,807	104,610	90,082	389,830
Total contractual obligations(5)	$5,797,656	$748,816	$3,842,418	$783,296	$423,126
__________________
(1)The amounts reported exclude future interest expense, other than interest accrued as of December 31, 2023, as it is difficult to predict the amount of interest we will incur due to the variability of the utilization of our warehouse debt and timing of collateral cash flows. As such, only principal commitments and the aforementioned accrued interest are included herein. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information on our warehouse debt.
(2)Includes principal balance and variable interest on our revolving credit facility. The estimated interest payments assume that our borrowings under the revolving credit facility (i) remain unchanged, (ii) are held to maturity, and (iii) incur interest at the rate for standard withdrawals in effect as of December 31, 2023 through its maturity. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information on our revolving credit facility.
(3)The convertible notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted. See “Borrowings” for additional information on these provisions.
(4)See Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements for additional information on these financial commitments.
(5)Contractual obligations exclude residual interests classified as debt that result from transfers of assets that are accounted for as secured financings. Similarly, contractual obligations exclude securitization debt, as the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts, the timing of which cannot be reasonably estimated. Additionally, our own liquidity resources are not required to make any contractual payments on these borrowings, except in limited instances associated with our guarantee arrangements. Our maturity date represents the legal maturity of the last class of maturing notes. See Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements for further discussion of our guarantees. Finally, contractual obligations exclude the impact of uncertain tax positions, as we are not able to reasonably estimate the timing of such future cash flows. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements for additional information on income taxes and unrecognized tax benefits.
Guarantees
We may require liquidity resources associated with our guarantee arrangements. As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans. We have a three-year obligation to GSEs on loans that we sell to GSEs, to repurchase any originated loans that do not meet certain GSE guidelines,

SoFi Technologies, Inc.

and we are required to pay the full initial purchase price back to the GSEs. In addition, we make standard representations and warranties related to personal, student and home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements for further information on these and other guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Factors Affecting Liquidity
We are currently dependent on the success of our lending business. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new deposits and grow existing deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, the condition of the banking sector (such as bank failures or exposure to credit, market, operational, legal and reputational risks), competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. Through 2023, we continued to have strong deposit contribution. During 2023, we also provided our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program.
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
Our cash flows from operations have also historically been impacted by material net losses. While we achieved net income profitability for the first time during the fourth quarter of 2023, changing business, macroeconomic or other conditions could potentially lead us, in the future, to raise additional capital in the form of equity or debt, which may not be at favorable terms when compared to previous financing transactions.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” See Part I, Item 1. “Government Supervision and Regulation—Brokered Deposits” for additional information. As of December 31, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.

SoFi Technologies, Inc.

Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net cash used in operating activities	$(7,227,139)	$(7,255,858)	$(1,350,217)
Net cash (used in) provided by investing activities	(1,889,864)	(106,333)	110,193
Net cash provided by financing activities	10,885,602	8,439,485	684,987
Cash Flows from Operating Activities
For the year ended December 31, 2023, net cash used in operating activities of $7.2 billion stemmed from a net loss of $300.7 million and an unfavorable change in our operating assets net of operating liabilities of $7.6 billion, partially offset by a positive adjustment for non-cash items of $706.8 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $17.4 billion during the year and also purchased loans of $198.7 million. These cash uses were partially offset by principal payments on loans of $7.2 billion and proceeds from loan sales of $2.1 billion.
For the year ended December 31, 2022, net cash used in operating activities of $7.3 billion stemmed from a net loss of $320.4 million and an unfavorable change in our operating assets net of operating liabilities of $7.5 billion, partially offset by a positive adjustment for non-cash items of $560.1 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $13.0 billion during the year and also purchased loans of $2.5 billion. These cash uses were largely offset by principal payments on loans of $3.1 billion and proceeds from loan sales of $4.9 billion.
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
Cash Flows from Investing Activities
For the year ended December 31, 2023, net cash used in investing activities of $1.9 billion was primarily attributable to $1.4 billion related to loan activities, primarily driven by student loans, senior secured loans and credit cards, net purchases of $381.0 million related to our investments in AFS debt securities, $111.4 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, $72.3 million related to business combinations, net of cash acquired, which includes our acquisition of Wyndham and settlements of vested employee performance awards associated with the Technisys Merger, and $66.6 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $108.3 million from our securitization investments.
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

SoFi Technologies, Inc.

Cash Flows from Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities of $10.9 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $11.2 billion. This was partially offset by debt repayments of $799.9 million which exceeded our proceeds from debt financing activity of $520.5 million, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities.
For the year ended December 31, 2022, net cash provided by financing activities of $8.4 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $7.2 billion. Additionally, our proceeds from debt financing activities of $1.9 billion exceeded our debt repayments of $516.4 million, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Finally, we paid redeemable preferred stock dividends of $40.4 million and taxes related to RSU vesting of $9.0 million.
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
Other Arrangements
We enter into arrangements in which we originate loans, establish an SPE and transfer loans to the SPE, which has historically served as an important source of liquidity. We also retain the servicing rights of the underlying loans and hold additional interests in the SPE. When an SPE is determined not to be a VIE or when an SPE is determined to be a VIE but we are not the primary beneficiary, the SPE is not consolidated. In addition, a significant change to the pertinent rights of other parties or our pertinent rights, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could impact the determination of whether or not a VIE is consolidated. VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements for our VIE consolidation policy.
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
We are also the servicer for all trusts in which we hold a financial interest. Although we have the power as servicer to perform the activities that most impact the economic performance of the VIE, we do not hold a significant financial interest in the trusts and, therefore, we are not the primary beneficiary. Further, we do not provide financial support beyond our initial equity investment, and our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to our investment. For a more detailed discussion of nonconsolidated VIEs, including related activity during the year, see Note 7. Securitization and Variable Interest Entities to the Notes to Consolidated Financial Statements.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of December 31, 2023 compared to December 31, 2022 were principally attributed to the following:
•an increase of $1.8 billion in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in loans of $9.1 billion, which was primarily related to increased personal and student loan originations and longer loan holding periods;

SoFi Technologies, Inc.

•an increase in deposits of $11.3 billion, which was primarily related to increased savings deposits from members and increased broker deposits; and
•an increase of $180.6 million in gross warehouse and risk retention facility debt to support our originations during the current period, which reflected the net impact of $12.3 billion of cash borrowings and $12.1 billion of cash repayments.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements for a summary of our significant accounting policies. The most significant judgments, estimates and assumptions relate to the critical accounting policies, which are discussed in detail below. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us.
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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. Our involvement with VIEs and origination of personal loans, student loans and home loans results in Level 2 and Level 3 assumptions having a material impact on our consolidated financial statements, as further discussed below. We utilize third-party valuation specialists to perform a valuation of these Level 2 and Level 3 financial instruments on a monthly basis with quarterly oversight by a Valuation Working Group established by the Company that comprises leaders across finance, capital markets and accounting.
Loans
We elected the fair value option to measure our personal loans and student loans, as we believe that fair value best reflects the expected economic performance of the loans. These loans do not trade in an active market with readily observable prices, and are classified as Level 3 because the valuations utilize significant unobservable inputs.
We determine the fair value of our loans using a DCF calculation, which is a form of the income approach, while also considering market data as it becomes available. In applying the DCF methodology, we estimate the future cash flows of each loan portfolio using key loan metrics, such as term, vintage, coupon rate, coupon type and current balance, among others. The significant assumptions used in the valuation model include conditional prepayment rate, annual default rate and discount rate. The conditional prepayment rate represents the monthly annualized proportion of the principal of a pool of loans that is assumed to be paid off prematurely in each period. The annual default rate represents the annualized rate of borrowers who do

SoFi Technologies, Inc.

not make loan payments on time. The conditional prepayment and annual default rate assumptions are determined using company-specific historical loan performance curves. The discount rate represents the weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the loans. The discount rate is determined based on company-specific factors and market observations, including underlying benchmark rates, our weighted average coupon rate and expected duration of the assets, the last of which is also impacted by expected prepayment rates. We also consider the volume and terms of recent whole loan sales and securitization market pricing factors, as applicable, as indicators of loan fair values.
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
Management uses significant judgment to determine the fair value of intangible assets. For developed technology, management applies the Multi-Period Excess Earnings Method, which is a form of the income approach, for which the significant assumptions generally include expected earnings attributable to the asset (including an assumed technology migration curve), contributory asset charges and an assumed discount rate. For customer-related intangibles, management applies the With and Without Method, which is a form of the income approach, for which the significant assumptions generally include estimated annual revenues and net cash flows (including revenue ramp-up periods and customer attrition rates), and an assumed discount rate. For trade names, trademark and domain names, management applies the Relief from Royalty Method, which is a form of the income approach, for which the significant assumptions generally include expected earnings attributable to the asset, the probability of use of the asset, the royalty rate and an assumed discount rate. The assumed discount rates across the valuation methods reflect the risk of the asset relative to the overall risk of the acquired business. Definite-lived intangible assets are straight-line amortized over their useful lives and reviewed for impairment annually and whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2023, we did not recognize any impairment of definite-lived intangible assets.
The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. Acquisition-related costs are expensed as incurred. The results of operations for each acquisition are included in our consolidated financial results beginning on the respective acquisition date.

SoFi Technologies, Inc.

During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive loss.
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of December 31, 2023, we had goodwill of $1.4 billion, of which $17.7 million was recognized during the year in connection with business combinations.
Goodwill is tested for impairment at the reporting unit level at least annually, with a recurring testing date of October 1, or whenever indicators of impairment exist. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. We may assess goodwill for impairment initially based on qualitative considerations, referred to as “step zero”, to determine whether conditions exist that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis, referred to as step one, will be performed to determine if there is any impairment. We may alternatively elect to initially perform a quantitative assessment and bypass the qualitative assessment. Quantitative goodwill impairment assessments require a significant amount of management judgment, and a meaningful change in the forecasted future revenues and cash flows, the discount rate, and the determination of market multiples used in testing goodwill for impairment could result in a material impact on the Company’s results of operations and financial position.
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
During the third quarter of 2023, management calculated the fair value amount of the Galileo and Technisys reporting units using a combination of a DCF calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The discount rates used for the Galileo and Technisys reporting units in our interim quantitative assessment were 14.0% and 23.5%, respectively. The higher discount rate at Technisys was primarily driven by macroeconomic factors in Latin America, specifically the highly inflationary economic environment in Argentina. Additionally, management applied a terminal year long-term growth rate of 3.5% to both reporting units, consistent with previous quantitative assessments. As a result of this assessment, the fair value of the Galileo and Technisys reporting units were determined to be below their carrying values by 9.9% and 14.8%, respectively, resulting in management recognizing non-cash goodwill impairment charges of $124.5 million and $122.7 million for the Galileo and Technisys reporting units, respectively. If the discount rate applied to the estimated cash flows was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would decrease or increase by 6% and 4%, respectively. Similarly, if the long-term growth rate was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would increase or decrease by approximately 3% and 1%, respectively.
In performing the qualitative assessments of each reporting unit as of October 1, 2023, the Company evaluated events and circumstances since the last quantitative goodwill assessments to determine if it was not more likely than not that our goodwill was not impaired as of our annual impairment testing date. The factors evaluated included an assessment of macroeconomic conditions, industry and market conditions, key financial metrics, overall financial performance of the reporting unit, or any other specific events or changes. After assessing the relevant events and circumstances, we concluded it is not more-likely-than-not that the fair value of the reporting unit is below its carrying value as of our annual impairment assessment date.

SoFi Technologies, Inc.

We monitored events and circumstances during the fourth quarter of 2023, concluding that it was not more-likely-than-not that the fair value of a reporting unit is below its respective carrying value as of December 31, 2023.
Management cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the value of goodwill. We continue to monitor the aforementioned conditions, general macroeconomic deterioration, including the interest rate environment, inflationary pressures, and the potential for a prolonged economic downturn or recession, as well as other factors, including those listed in "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in Part I, Item 1A of this Annual Report. Further persistence of the aforementioned conditions and these other factors could result in additional impairment charges in future periods.
See Note 8. Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements for additional disclosures related to goodwill.
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, counterparty risk and operational risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for us during the years presented.

Interest Rate Risk

We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates or overall market conditions, such as instability in the banking and financial services sectors. We are subject to interest rate risk associated with our loans, securitization investments (including residual investments and asset-backed bonds), servicing rights and investments in AFS debt securities, which are measured at fair value on a recurring basis using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. Our loans with variable interest rates are exposed to interest rate volatility, which impacts the amount of recognized interest income. Our securitization residual investments are carried at fair value, which is subject to changes in market value by virtue of the impact of interest rates on the market yield of the residual investments. The value and earnings of our asset-backed bonds, which are associated with our personal loans and student loans, have a converse relationship to the movement of interest rates. That is, as interest rates rise, bond values and earnings fall and vice versa. Additionally, we are subject to interest rate risk on our variable-rate warehouse facilities and our revolving credit facility. Market interest rates may also drive the interest we offer to members on their deposits. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding may be tied to SOFR or another representative alternative reference rate. We are also exposed to market risk through our investments in equity securities, which are either measured at fair value using the net asset value practical expedient or which may have positive or negative adjustments that impact our results of operations resulting from observable price changes based on current market conditions.
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities or above the interest rate we offer on deposits, which can negatively impact our realized net interest income. We utilize simulations to evaluate changes in net interest income under multiple interest rate scenarios relative to the baseline forecast. The sensitivity is defined as the changes in net interest income relative to the baseline forecast.
The following table summarizes the potential effect on net interest income and fair value of interest rate sensitive financial assets and liabilities recorded on our consolidated balance sheet as of December 31, 2023, based upon a sensitivity analysis performed by management assuming a hypothetical, immediate and parallel increase and decrease in market interest rates of 100 basis points. The net interest income sensitivities are applied to our 12 month forecast, which incorporates market expectations of interest rates, contractual cash flows, repricing characteristics, and our projected business activity, including deposit forecasts as a key assumption. Our consolidated balance sheet is liability sensitive, given liabilities reprice faster than assets, resulting in higher net interest income in decreasing interest rate scenarios. The fair value sensitivities are applied only to

SoFi Technologies, Inc.

interest rate sensitive financial assets that existed at the balance sheet date, which included loans, securitization investments, servicing rights and investments in AFS debt securities as of December 31, 2023.

	Impact if Interest Rates:
($ in thousands)	Increase 100 Basis Points	Decrease 100 Basis Points
Fair value	$(409,956)	$438,486
Net interest income (expense)	(33,942)	42,855

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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of December 31, 2023 based on upon a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of December 31, 2023. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(113,313)	$113,313
Carrying value	(5,470)	5,470
Income (loss) before income taxes	(118,783)	118,783

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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the year ended December 31, 2023. As of December 31, 2023, gross derivative asset and liability positions subject to master netting arrangements were $2.2 million and $6.0 million, respectively.

SoFi Technologies, Inc.

In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of December 31, 2023, we had total borrowing capacity under loan warehouse facilities of $9.2 billion, of which $3.2 billion was utilized. Refer to Note 12. Debt to the Notes to Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
In the case of our call options on our common stock (referred to herein as the “Capped Call Transactions”), if the Capped Call Counterparties, which are financial institutions and initial purchasers of our convertible notes, are unable to meet their obligations under the contract, we may not be able to mitigate the dilutive effect on our common stock upon conversions of our convertible notes or offset any potential cash payments we may be required to make in excess of the principal amount of converted convertible notes. Refer to Note 13. Equity to the Notes to Consolidated Financial Statements for additional information on our Capped Call Transactions.
We are also subject to counterparty risk associated with our use of third-party custodians to safeguard digital assets on behalf of our members. Refer to Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements under the section entitled “Summary of Significant Accounting Policies—Safeguarding Asset and Liability” and to Part I, Item 1A. “Risk Factors” under “Regulatory, Tax and Other Legal Risks” for additional information on our counterparty risk as it relates to our digital assets product offering.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SoFi Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in temporary equity and permanent equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Loans at fair value— Refer to Notes 1, 4, and 15 to the financial statements
Critical Audit Matter Description
The Company has elected the fair value option to measure personal and student loans, which are classified as Level 3 instruments because the valuations utilize significant unobservable inputs. The Company determines the fair value of the loans using a discounted cash flow calculation, which is a form of the income approach, while also considering market data as it becomes available. Management estimates the future cash flows of each loan portfolio using key loan metrics and significant unobservable inputs. The significant unobservable assumptions used in the valuation model include conditional prepayment rate, annual default rate and discount rate.
We identified certain personal and student loans at fair value, as a critical audit matter because of the unobservable inputs management uses to estimate fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value measurement of the personal and student loans included the following, among others:

SoFi Technologies, Inc.

•We tested the effectiveness of internal controls over the fair value of personal and student loans, including management’s controls over the evaluation of the reasonableness of unobservable inputs used in the valuation.
•We tested the completeness and accuracy of the source information derived from the Company’s loan data, which is used in the valuation model.
•We evaluated the valuation models and the related assumptions, including significant unobservable inputs, and underlying loan data used by management.
•With the assistance of our fair value specialists, we developed independent fair value estimates of certain personal and student loans at fair value and compared our estimates to the Company’s estimates.
Goodwill — Galileo and Technisys Reporting Units - Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company tests goodwill for impairment at the reporting unit level annually or whenever indicators of impairment exist. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying amount. The Company determines the fair value of its reporting units using a combination of a discounted cash flow (“DCF”) calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The determination of the fair value of a reporting unit requires management to make significant estimates and assumptions related to forecasted future revenues and cash flows, the discount rate, and the determination of market multiples. Changes in these assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both. During the third quarter of 2023, the Company performed an interim quantitative assessment on the Galileo and Technisys reporting units. As a result of this assessment, the fair value of the Galileo and Technisys reporting units were determined to be below their carrying values by 9.9% and 14.8%, respectively, resulting in management recognizing goodwill impairment charges of $124.5 million and $122.7 million for the Galileo and Technisys reporting units, respectively.
We identified the Company’s interim quantitative assessment performed on the Galileo and Technisys reporting units as a critical audit matter because of certain significant estimates and assumptions made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasted future revenues and cash flows, the discount rate, and the determination of market multiples, specifically due to the sensitivity of the fair value and the goodwill impairment charge to changes in the assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant estimates and assumptions made by management to estimate the fair value of the Galileo and Technisys reporting units used in the interim quantitative assessment included the following, among others:
•We tested the effectiveness of controls over management's interim quantitative impairment assessment, including those controls related to management’s forecast of future revenues and cash flows, selection of discount rates and determination of market multiples.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the key assumptions used in the assessment, including the selection of discount rates for which we tested the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the discount rate selected by management. For the determination of market multiples, our specialist evaluated the peer set utilized, the selection and calculation of the multiples, and weighting of the multiples.
•We evaluated management's ability to accurately forecast future revenues and cash flows by (1) understanding management’s process for developing their forecasts, and (2) comparing the forecasts to historical results, projections utilized in the prior year goodwill impairment analysis, and forecasted information included in analyst and industry reports of the Company and companies in its peer group.

/s/	Deloitte & Touche LLP
San Francisco, California
February 27, 2024

We have served as the Company’s auditor since 2017.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$3,085,020	$1,421,907
Restricted cash and restricted cash equivalents	530,558	424,395
Investment securities (includes available-for-sale securities of $595,187 and $195,438 at fair value with associated amortized cost of $596,757 and $203,418, as of December 31, 2023 and 2022, respectively)	701,935	396,769
Loans held for sale, at fair value	15,396,771	13,557,074
Loans held for investment, at fair value	6,725,484	—
Loans held for investment (less allowance for credit losses on loans at amortized cost of $54,695 and $40,788 as of December 31, 2023 and 2022, respectively)	836,159	307,957
Servicing rights	180,469	149,854
Property, equipment and software	216,908	170,104
Goodwill	1,393,505	1,622,991
Intangible assets	364,048	442,155
Operating lease right-of-use assets	89,635	97,135
Other assets (less allowance for credit losses of $1,837 and $2,785 as of December 31, 2023 and 2022, respectively)	554,366	417,334
Total assets	$30,074,858	$19,007,675
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$18,568,993	$7,265,792
Noninterest-bearing deposits	51,670	76,504
Total deposits	18,620,663	7,342,296
Accounts payable, accruals and other liabilities	549,748	516,215
Operating lease liabilities	108,649	117,758
Debt	5,233,416	5,485,882
Residual interests classified as debt	7,396	17,048
Total liabilities	24,519,872	13,479,199
Commitments, guarantees, concentrations and contingencies (Note 18)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; 3,234,000 and 3,234,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 975,861,793 and 933,896,120 shares issued and outstanding as of December 31, 2023 and 2022, respectively(2)	97	93
Additional paid-in capital	7,039,987	6,719,826
Accumulated other comprehensive loss	(1,209)	(8,296)
Accumulated deficit	(1,804,263)	(1,503,521)
Total permanent equity	5,234,612	5,208,102
Total liabilities, temporary equity and permanent equity	$30,074,858	$19,007,675
__________________
(1)Redemption amount is $323,400 as of December 31, 2023 and 2022.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2023 and 2022. See Note 13. Equity for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Balance Sheets (Continued)
(In Thousands, Except for Share Data)
The following table presents the assets and liabilities of consolidated VIEs which are included in our consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and are in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation.

	December 31,
	2023	2022
Assets:
Restricted cash and restricted cash equivalents	$50,547	$68,151
Loans held for sale, at fair value	502,757	931,701
Loans held for investment, at fair value	221,461	—
Total assets	$774,765	$999,852
Liabilities:
Accounts payable, accruals and other liabilities	$1,773	$3,053
Debt	420,974	771,454
Residual interests classified as debt	7,396	17,048
Total liabilities	$430,143	$791,555

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Interest income
Loans and securitizations	$1,944,128	$759,504	$351,971
Other	106,939	13,867	3,049
Total interest income	2,051,067	773,371	355,020
Interest expense
Securitizations and warehouses	244,220	110,127	90,485
Deposits	507,820	59,793	—
Corporate borrowings	36,833	18,438	10,345
Other	454	917	1,946
Total interest expense	789,327	189,275	102,776
Net interest income	1,261,740	584,096	252,244
Noninterest income
Loan origination, sales, and securitizations	371,812	565,372	482,764
Servicing	37,328	43,547	(2,281)
Technology products and solutions	323,972	304,901	191,847
Other	127,937	75,619	60,298
Total noninterest income	861,049	989,439	732,628
Total net revenue	2,122,789	1,573,535	984,872
Noninterest expense
Technology and product development	511,419	405,257	276,087
Sales and marketing	719,400	617,823	426,875
Cost of operations	379,998	313,226	256,980
General and administrative	511,011	501,618	498,534
Goodwill impairment	247,174	—	—
Provision for credit losses	54,945	54,332	7,573
Total noninterest expense	2,423,947	1,892,256	1,466,049
Loss before income taxes	(301,158)	(318,721)	(481,177)
Income tax benefit (expense)	416	(1,686)	(2,760)
Net loss	$(300,742)	$(320,407)	$(483,937)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net	6,410	(7,260)	(1,351)
Foreign currency translation adjustments, net	677	435	46
Total other comprehensive income (loss)	7,087	(6,825)	(1,305)
Comprehensive loss	$(293,655)	$(327,232)	$(485,242)
Loss per share (Note 19)
Loss per share – basic	$(0.36)	$(0.40)	$(1.00)
Loss per share – diluted	$(0.36)	$(0.40)	$(1.00)
Weighted average common stock outstanding – basic	945,024,160	900,886,113	526,730,261
Weighted average common stock outstanding – diluted	945,024,160	900,886,113	526,730,261

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity (Deficit)	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	115,084,358	$—	$579,228	$(166)	$(699,177)	$(120,115)	469,150,522	$3,173,686
Share-based compensation expense	—	—	246,787	—	—	246,787	—	—
Equity-based payments to non-employees	18,058	—	360	—	—	360	—	—
Vesting of RSUs	16,427,162	2	(2)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(2,405,588)	—	(42,644)	—	—	(42,644)	—	—
Exercise of common stock options	8,523,468	—	25,154	—	—	25,154	—	—
Redeemable preferred stock dividends	—	—	(40,426)	—	—	(40,426)	—	—
Issuance of contingently issuable stock	1,601,781	—	—	—	—	—	—	—
Conversion of common stock warrants issued in connection with Business Combination and PIPE Investment into permanent equity	—	—	185,762	—	—	185,762	—	—
Issuance of common stock related to exercise of warrants	15,193,668	2	95,045	—	—	95,047	—	—
Cancellation of redeemable preferred stock related to a business combination	—	—	—	—	—	—	(83,856)	(743)
Conversion of redeemable preferred stock warrants into permanent equity	—	—	161,775	—	—	161,775	—	—
Conversion of redeemable preferred stock to common stock	450,832,666	45	2,702,524	—	—	2,702,569	(450,832,666)	(2,702,569)
Issuance of common stock in connection with Business Combination and PIPE Investment	222,878,889	22	1,789,579	—	—	1,789,601	—	—
Costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(27,539)	—	—	(27,539)	—	—
Repurchase of redeemable common stock	—	—	—	—	—	—	(15,000,000)	(150,000)
Change in par for historical SoFi common stock	—	12	(12)	—	—	—	—	—
Purchase of capped calls	—	—	(113,760)	—	—	(113,760)	—	—
Net loss	—	—	—	—	(483,937)	(483,937)	—	—
Other comprehensive loss, net of taxes	—	—	—	(1,305)	—	(1,305)	—	—
Balance at December 31, 2021	828,154,462	$83	$5,561,831	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
Share-based compensation expense	—	—	328,571	—	—	328,571	—	—
Equity-based payments to non-employees	100,000	—	—	—	—	—	—	—
Vesting of RSUs	23,183,000	2	(2)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,196,691)	—	(8,983)	—	—	(8,983)	—	—
Exercise of common stock options	1,955,031	—	2,610	—	—	2,610	—	—
Issuance of common stock in acquisition	81,700,318	8	873,369	—	—	873,377	—	—
Vested awards assumed in acquisition	—	—	2,855	—	—	2,855	—	—
Redeemable preferred stock dividends	—	—	(40,425)	—	—	(40,425)	—	—
Net loss	—	—	—	—	(320,407)	(320,407)	—	—
Other comprehensive loss, net of taxes	—	—	—	(6,825)	—	(6,825)	—	—
Balance at December 31, 2022	933,896,120	$93	$6,719,826	$(8,296)	$(1,503,521)	$5,208,102	3,234,000	$320,374
Share-based compensation expense	—	—	302,342	—	—	302,342	—	—
Vesting of RSUs	33,564,543	3	(3)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,866,434)	—	(15,300)	—	—	(15,300)	—	—
Exercise of common stock options	796,883	—	1,145	—	—	1,145	—	—
Common stock retired	(19,319)	—	—	—	—	—	—	—
Extinguishment of convertible notes by issuance of common stock	9,490,000	1	72,402	—	—	72,403	—	—
Redeemable preferred stock dividends	—	—	(40,425)	—	—	(40,425)	—	—
Net loss	—	—	—	—	(300,742)	(300,742)	—	—
Other comprehensive income, net of taxes	—	—	—	7,087	—	7,087	—	—
Balance at December 31, 2023	975,861,793	$97	$7,039,987	$(1,209)	$(1,804,263)	$5,234,612	3,234,000	$320,374

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(300,742)	$(320,407)	$(483,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	271,216	305,994	239,011
Depreciation and amortization	201,416	151,360	101,568
Goodwill impairment	247,174	—	—
Deferred debt issuance and discount expense	20,104	18,292	18,292
Gain on extinguishment of convertible debt	(14,574)	—	—
Provision for credit losses	54,945	54,332	7,573
Deferred income taxes	(15,828)	(3,498)	1,204
Fair value changes in loans held for investment	(44,007)	—	—
Fair value changes in residual interests classified as debt	425	6,608	22,802
Fair value changes in securitization investments	(48)	13,600	(6,538)
Fair value changes in warrant liabilities	—	—	107,328
Equity method investment earnings	—	—	261
Other	(14,046)	13,426	(12,467)
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(7,779,008)	(7,463,474)	(1,308,329)
Changes in loans previously classified as held for sale, net	140,856	—	—
Servicing assets	(31,604)	18,405	(18,662)
Other assets	(5,506)	(56,861)	(10,700)
Accounts payable, accruals and other liabilities	42,088	6,365	(9,022)
Related party notes receivable interest income	—	—	1,399
Net cash used in operating activities	$(7,227,139)	$(7,255,858)	$(1,350,217)
Investing activities
Purchases of property, equipment and software	$(111,409)	$(93,201)	$(52,261)
Capitalized software development costs	(9,783)	(10,532)	—
Purchases of available-for-sale investments	(800,507)	(44,974)	(246,372)
Proceeds from sales of available-for-sale investments	265,634	23,497	52,742
Proceeds from maturities and paydowns of available-for-sale investments	153,828	15,240	4,799
Changes in loans held for investment, net	(1,362,418)	(173,728)	—
Proceeds from securitization investments	108,291	118,825	247,058
Proceeds from non-securitization investments	5,354	—	109,534
Purchases of non-securitization investments	(66,553)	—	(22,000)
Acquisition of businesses, net of cash acquired	(72,301)	58,540	—
Proceeds from repayment of related party notes receivable	—	—	16,693
Net cash (used in) provided by investing activities	$(1,889,864)	$(106,333)	$110,193
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Financing activities
Net change in deposits	$11,231,904	$7,152,975	$—
Net change in debt facilities	180,554	1,418,456	(1,186,880)
Proceeds from other debt issuances	339,995	439,990	1,191,908
Repayment of other debt	(799,859)	(516,363)	(912,890)
Payment of debt issuance costs	(11,903)	(8,287)	(9,465)
Taxes paid related to net share settlement of share-based awards	(15,300)	(8,983)	(42,644)
Proceeds from stock option exercises	1,145	2,610	25,154
Payment of redeemable preferred stock dividends	(40,425)	(40,425)	(40,426)
Finance lease principal payments	(509)	(488)	(516)
Purchases of common stock	—	—	(526)
Redemptions of redeemable common and preferred stock	—	—	(282,859)
Proceeds from Business Combination and PIPE Investment	—	—	1,989,851
Payment of costs directly attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(26,951)
Proceeds from warrant exercises	—	—	95,047
Purchase of capped calls	—	—	(113,760)
Payment of deferred equity costs	—	—	(56)
Net cash provided by financing activities	$10,885,602	$8,439,485	$684,987
Effect of exchange rates on cash and cash equivalents	677	571	46
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,769,276	$1,077,865	$(554,991)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,846,302	768,437	1,323,428
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,615,578	$1,846,302	$768,437

Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$3,085,020	$1,421,907	$494,711
Restricted cash and restricted cash equivalents	530,558	424,395	273,726
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,615,578	$1,846,302	$768,437

Supplemental cash flow information
Interest paid	$720,163	$150,866	$94,795
Income taxes paid, net	14,326	2,567	1,759

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$67,257	$31,305	$—
Deconsolidation of securitization and residual debt	92,914	99,695	—
Extinguishment of convertible notes by issuance of common stock	87,047	—	—
Securitization investments acquired via loan transfers	18,985	—	118,274
Derecognition of securitization investments	5,325	40,933	—
Deposits assumed in acquisition	—	158,016	—
Loans held for investment received in acquisition	—	84,485	—
Available-for-sale securities received in acquisition	—	10,014	—

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards

Organization
Social Finance, Inc. (“Social Finance”) entered into a merger agreement (the “Agreement”) with SCH on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”), unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”.
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending and financial services strategy to offer personal loans, home loans and credit cards. The Company also developed additional financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform as a service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, through its acquisition of Golden Pacific Bancorp, Inc., and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through its acquisition of Technisys S.A., allowing the Company to expand its technology platform services to a broader international market. During 2023, the Company acquired Wyndham Capital Mortgage, a fintech mortgage lender. For additional information on our recent business combinations, see Note 2. Business Combinations. For additional information on our reportable segments, see Note 20. Business Segment and Geographic Information.
Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts were eliminated in consolidation. The consolidated financial statements were prepared in conformity with GAAP and in accordance with the rules and regulations of the SEC.
In our consolidated financial statements, we made the following presentation changes in 2023:
•in our consolidated statements of operations and comprehensive loss, (i) combined the financial statement line items for interest income—loans and interest income—securitizations and presented within interest income—loans and securitizations; and
•in our consolidated statements of operations and comprehensive loss, (i) combined the financial statement line items for noninterest income—loan origination and sales and noninterest income—securitizations and presented within noninterest income—loan origination, sales and securitizations.
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
During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive loss.
Variable Interest Entities
We enter into arrangements in which we originate loans, establish a SPE, and transfer loans to the SPE. We retain the servicing rights of those loans and hold additional interests in the SPE. We evaluate each such arrangement to determine whether we have a variable interest. If we determine that we have a variable interest in an SPE, we then determine whether the SPE is a VIE. If the SPE is a VIE, we assess whether we are the primary beneficiary of the VIE, such that we must consolidate the VIE on our consolidated balance sheets. To determine if we are the primary beneficiary, we identify the most significant activities and determine who has the power over those activities, and who absorbs the variability in the economics of the VIE.
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
A significant change to the pertinent rights of us or other parties, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could impact the determination of whether or not a VIE should be consolidated in future periods. VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. Our maximum exposure to loss as a result of our involvement with consolidated VIEs is limited to our investment, which is eliminated in consolidation. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in consolidated VIEs. Refer to Note 7. Securitization and Variable Interest Entities for more details regarding our consolidated VIEs.
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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. As a result, the related gains and losses for assets and liabilities within the Level 3 category presented in Note 15. Fair Value Measurements may include changes in fair value that are attributable to both observable and unobservable inputs. We utilize third-party valuation specialists to perform a valuation of these Level 2 and Level 3 financial instruments on a monthly basis with quarterly oversight by a Valuation Working Group established by the Company that comprises leaders across finance, capital markets and accounting.
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
As a component of the loan sale agreements, we make certain representations to third parties that purchase our previously-held loans, some of which include GSE repurchase requirements and all of which are standard in nature and do not constrain our ability to recognize a sale for accounting purposes. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans arising from these representations are accrued if probable and estimable. We establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the consolidated balance sheets, with the corresponding charges recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss.
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
Loans
Loan Classification
We classify loans as held for sale or held for investment based on management’s assessment of its intent and ability to hold the loans for the foreseeable future or until maturity, which may change over time. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. The accounting and measurement framework for loans differs depending on the loan classification and whether we elect the fair value option. The presentation within the consolidated statements of cash flows is based on management’s intent at origination. Cash flows related to loans that are originated with the intent to sell are included in cash flows from operating activities in the consolidated statements of cash flows. Cash flows related to loans that are originated with the intent to hold for investment are included in cash flows from investing activities in the consolidated statements of cash flows.
Our loan portfolio primarily consists of: (i) personal loans, student loans and home loans, which are measured at fair value and held for sale or held for investment, and (ii) senior secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost and held for investment. The commercial and consumer banking portfolio is primarily inclusive of commercial real estate loans, commercial and industrial loans and residential real estate and other consumer loans.
Loans Measured at Fair Value
We elected the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans. Therefore, these loans are carried at fair value on a recurring basis. During the year ended December 31, 2023, we transferred home loans out of Level 3 and into Level 2 due to an update to pricing sources utilized by third-party valuation specialists, as part of the integration of Wyndham. Other loans do not trade in an active market with readily observable prices and are classified as Level 3. We determine the fair value of our loans using a discounted cash flow methodology, while also considering market data as it becomes available.
Direct fees, which primarily relate to personal and home loan originations, are recognized in earnings as earned and are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. Direct loan origination costs are recognized in earnings as incurred and are recorded within noninterest expense—cost of operations in the consolidated statements of operations and comprehensive loss. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. We record cash flows related to loans held for sale within cash flows from operating activities in the consolidated statements of cash flows.
Securitized loans are assets held by consolidated SPEs as collateral for bonds issued, for which fair value changes are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. Gains or losses recognized upon deconsolidation of a VIE are also recorded within noninterest income—loan origination, sales, and securitizations.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
For personal loans and student loans, delinquent loans are charged off after 120 days of delinquency or on the date of confirmed loss. For home loans, delinquent loans are charged off after 180 days of delinquency or on the date of confirmed loss. For all loans, we stop accruing interest and reverse all accrued but unpaid interest on the date of charge-off. Additional information about our loans held for sale is included in Note 4. Loans, Note 7. Securitization and Variable Interest Entities and Note 15. Fair Value Measurements.
Loans Measured at Amortized Cost
For our senior secured and commercial and consumer banking loans, direct loan origination costs are deferred and amortized using the effective interest method over the contractual term of the loans within interest income—loans and securitizations in the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the remaining balance of deferred costs was immaterial.
We present accrued interest for loans measured at amortized cost within loans held for investment, at amortized cost in the consolidated balance sheets. The amortized cost of these loans is subject to our allowance for credit losses methodology described within “Allowance for Credit Losses” herein. We record cash flows related to loans held for investment within cash flows from investing activities in the consolidated statements of cash flows.
Credit card receivables are reported at the amounts due from members, including accrued interest and fees, and unamortized net deferred loan origination fees and costs. Loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period as adjustments to income through interest income—loans and securitizations in the consolidated statements of operations and comprehensive loss. Credit card balances are reported as delinquent when they become 30 or more days past due. Credit card balances are charged off after 180 days of delinquency or on the date of the confirmed loss, at which time we stop accruing interest and fees and reverse all accrued but unpaid interest and fees through interest income as of such date. When a credit card balance is charged off, we record a reduction to the allowance and the credit card balance. When recovery payments are received against charged off credit card balances, we record a direct reduction to the provision for credit losses. Credit card receivables associated with alleged or potential fraudulent transactions are charged off through noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss.
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
Senior secured loans are term loan arrangements secured by underlying loans owned by the debtor. Senior secured loans are reported as delinquent when they become 30 or more days past due, and are charged off after 120 days of delinquency or on the date of confirmed loss.
Financial Guarantees
We entered into a credit default swap related to our student loans which meets the definition of a financial guarantee and is excluded from derivative accounting treatment. We apply the insurance contract claim method by deferring the full estimated amount of premiums paid and payable at inception. The deferred premium is estimated using a discounted cash flow model considering the expected performance of the reference portfolio and recorded within other assets and accounts payable, accruals and other liabilities in the consolidated balance sheets. Deferred premiums are amortized based on actual premiums due and recognized in noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss. We recognize a receivable and related earnings when a loss event occurs, we have the right to submit a claim, and recovery is probable.
Allowance for Credit Losses
We primarily evaluate expected credit losses under the current expected credit loss model for the following financial assets: (i) cash equivalents and restricted cash equivalents, (ii) accounts receivable from contracts with customers, inclusive of servicing related receivables, (iii) loans measured at amortized cost, and (iv) investments in AFS debt securities. Our approaches to measuring the allowance for credit losses on the applicable financial assets are as follows:

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
Accounts receivable from contracts with customers: Accounts receivable from contracts with customers as of the balance sheet dates, all of which are short-term in nature, are recorded at their original invoice amounts reduced by any allowance for credit losses. We assess the risk of loss for each individual customer, even when the risk is remote. Certain of our historical accounts receivable balances did not have any write-offs. We use the aging method and historical loss rates as a basis for estimating the percentage of current and delinquent accounts receivable balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions, such as customer creditworthiness, current economic conditions, customer location, expectations of near-term economic trends and changes in customer payment terms and collection trends, warrant an adjustment to our historical loss experience. Based on this analysis, we determined that our historical loss rates remained most indicative of our lifetime expected losses. We record the provision for credit losses on accounts receivable from contracts with customers within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss.
When we determine that a receivable is not collectible, we write off the uncollectible amount as a reduction to both the allowance and the gross asset balance. Recoveries are recorded when received and credited to the provision for credit losses. Any change in the assumptions used in analyzing a specific account receivable may result in an additional allowance for credit losses being recognized in the period in which the change occurs. See Note 5. Allowance for Credit Losses for a rollforward of the allowance for credit losses related to our accounts receivable.
Senior secured loans: We evaluate the credit quality of our senior secured loan portfolio based on the fair value of underlying collateral, which are subject to the requirements of our loan underwriting process and risk models upon origination. This analysis is performed on a quarterly basis utilizing a third-party valuation specialist, whereby the fair value of underlying collateral is reassessed based on relevant information such as funded loan rates and historical loss experience, among other factors. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of and for the year ended December 31, 2023, we determined that our expected exposure to credit losses was immaterial, and as such did not recognize an allowance for credit losses on senior secured loans.
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
We establish an allowance within each pool of credit cards utilizing the risk model described above, which may then be adjusted for current conditions and reasonable and supportable forecasts of future conditions, including economic conditions. We apply the probability-of-default and loss-given-default assumptions to the drawn balance of credit cards within each pool to estimate the lifetime expected credit losses within each pool, which are then aggregated to determine the allowance for credit losses. We do not measure credit losses on the undrawn credit exposure, as such undrawn credit exposure is unconditionally cancellable by us. Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models, such as external conditions including regulatory requirements, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions. We record the provision for credit losses on credit cards within noninterest expense—provision for credit losses in the consolidated statements of operations and comprehensive loss.

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
See Note 5. Allowance for Credit Losses for a rollforward of the allowance for credit losses related to our credit cards.
Commercial and consumer banking loans: We evaluate the credit quality of our commercial and consumer banking loan portfolio based on regulatory risk ratings. Loans are categorized into risk ratings based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The allowance for credit losses is determined at a portfolio level and estimated based on weighted average remaining maturity and annualized loss rate according to the loan’s regulatory loan type, risk rating classification and historical loss rates in the industry. This analysis is performed on an ongoing basis as new information is obtained.
See Note 5. Allowance for Credit Losses for a rollforward of the allowance for credit losses related to our commercial and consumer banking loans.
Investments in AFS debt securities: Credit-related impairment is recognized as an allowance for credit losses in the consolidated balance sheets with a corresponding adjustment to noninterest expense—provision for credit losses in the statements of operations and comprehensive loss. For certain securities that are guaranteed by the U.S. Treasury or government agencies, or sovereign entities of high credit quality, we concluded that there is no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses. For other investments in AFS debt securities, factors considered in evaluating credit losses include: (i) adverse conditions related to the macroeconomic environment or the industry, geographic area or financial condition of the issuer, (ii) other credit indicators of the security, such as external credit ratings, and (iii) payment structure of the security. For the year ended December 31, 2023, we did not recognize an allowance for credit losses on impaired investments in AFS debt securities.
Servicing Rights
Each time we enter into a servicing agreement, either in connection with transfers of our financial assets or in connection with a referral fulfillment arrangement in which we are a sub-servicer for financial assets that we do not legally own, we determine whether we should record a servicing asset or servicing liability. We elected the fair value option to measure our servicing rights subsequent to initial recognition. We measure the initial and subsequent fair value of our servicing rights using a discounted cash flow methodology, while also considering market data as it becomes available. The significant assumptions used in the valuation model include our contractual servicing fee, ancillary income, prepayment rate assumptions, default rate assumptions, a discount rate commensurate with the risk of the servicing asset or liability being valued, and an assumed market cost of servicing, which is based on active quotes from third-party servicers. The value of the servicing rights are dependent on the performance of the underlying loans. For servicing rights retained in connection with loan transfers that do not meet the requirements for sale accounting treatment, there is no recognition of a servicing asset or liability.
Servicing rights in connection with transfers of financial assets are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. Servicing rights assumed from third parties for financial assets for which we are not the loan originator are initially measured at fair value and recognized within noninterest income—servicing in the consolidated statements of operations and comprehensive loss. Servicing rights are measured at fair value at each subsequent reporting date and changes in fair value are reported in earnings in the period in which they occur. Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—servicing in the consolidated statements of operations and comprehensive loss. We elected the fair value option to measure our servicing rights to better align with the valuation of our transferred loans, which also tend to share a similar risk profile to the personal loan servicing we assume from third parties when we are not the loan originator. The loans are also impacted by similar factors, such as conditional prepayment rates and default rates. We consider the risk of the assets and the observability of inputs in determining the classes of servicing rights. We have three classes of servicing assets: personal loans, student loans and home loans.
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of our classes of servicing rights.

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
We record investments in AFS debt securities at fair value in our consolidated balance sheets, with unrealized gains and losses recorded, net of tax, as a component of AOCI. See Note 15. Fair Value Measurements for additional information on our fair value estimates for investments in AFS debt securities. The amortized cost basis of our investments in AFS debt securities reflects the security’s acquisition cost, adjusted for amortization of premium or accretion of discount, and collection of cash and charge-offs, as applicable. For purposes of determining gross realized gains and losses on AFS debt securities, the cost of securities sold is based on specific identification. We elected to present accrued interest for AFS debt securities within investment securities in the consolidated balance sheets. Purchase discounts, premiums, and other basis adjustments for investments in AFS debt securities are generally amortized into interest income over the contractual life of the security using the effective interest method. However, premiums on certain callable debt securities are amortized to the earliest call date. Amortization of premiums and discounts and other basis adjustments for investments in AFS debt securities, as well as interest income earned on the investments, are recognized within interest income—other, and realized gains and losses on investments in AFS debt securities are recognized within noninterest income—other in the consolidated statements of operations and comprehensive loss.
An investment in AFS debt security is considered impaired if its fair value is less than its amortized cost. If we determine that we have the intent to sell the impaired investment in AFS debt security, or if it is more likely than not that we will be required to sell the impaired investment in AFS debt security before recovery of its amortized cost, we recognize the full impairment loss reflecting the difference between the amortized cost (net of any prior recognized allowance) and the fair value of the investment in AFS debt security within noninterest income—other in the consolidated statements of operations and comprehensive loss. If neither of the above conditions exists, we evaluate whether the impairment loss is attributable to credit-related or non-credit-related factors. Any impairment that is not credit-related is recognized within other comprehensive income (loss), net of taxes. See the section “Allowance for Credit Losses” in this Note for the factors we consider in identifying credit-related impairment and the treatment of credit losses.
See Note 6. Investment Securities for additional information on our investments in AFS debt securities.
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual interests and asset-backed bonds. We measure these investments at fair value on a recurring basis and report them within investment securities in the consolidated balance sheets. Gains and losses related to our securitization investments are reported within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available.
Our residual investments accrete interest income over the expected life using the effective yield method, which reflects a portion of the overall fair value adjustment recorded each period on our residual investments. On a quarterly basis, we reevaluate the cash flow estimates over the life of the residual investments to determine if a change to the accretable yield is required on a prospective basis. Additionally, we record interest income associated with asset-backed bonds over the term of the underlying bond using the effective interest method on unpaid bond amounts. Interest income on residual investments and asset-backed bonds is presented within interest income—loans and securitizations in the consolidated statements of operations and comprehensive loss.
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of our residual investments and asset-backed bonds.
Investments in Equity Securities
Our investments in equity securities consist of investments for which fair values are not readily determinable, which we elect to measure using the alternative method of accounting, under which they are measured at cost less any impairment and

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers. Our investments in equity securities are presented within other assets in the consolidated balance sheets. Adjustments to the carrying values of our investments in equity securities, such as impairments and unrealized gains, are recognized within noninterest income—other in the consolidated statements of operations and comprehensive loss.
Property, Equipment and Software
All property, equipment and software are initially recorded at cost, while repairs and maintenance costs are expensed as incurred. Computer hardware, furniture and fixtures, software, buildings and finance lease ROU assets are depreciated or amortized on a straight-line basis over the estimated useful life of each class of depreciable or amortizable assets (ranging from one to 30 years). Leasehold improvements are amortized over the shorter of the respective lease term or the estimated lives of the leasehold improvements.
Software includes both purchased and internally-developed software. Internally-developed software is capitalized when preliminary project efforts are successfully completed, and it is probable that both the project will be completed and the software will be used as intended. Capitalized costs consist of salaries and compensation costs (inclusive of share-based compensation) for employees, fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and functionality enhancements, and are amortized over a useful life ranging from 2.5 to 3 years. Other costs are expensed as incurred.
See Note 9. Property, Equipment, Software and Leases for additional information on our property, equipment and software.
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
See Note 2. Business Combinations and Note 8. Goodwill and Intangible Assets for further discussion of goodwill and intangible assets, including those recognized in connection with recent business combinations.
Leases
We determine if an arrangement is or contains a lease at inception of the contract. A contract is or contains a lease if the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. For our current office and non-office classes of operating leases, we elected the practical expedient to not separate non-lease components from lease components and to, instead, account for each separate lease component and the non-

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
lease components associated with that lease component as a single lease component. For our current classes of finance leases, we did not elect to apply this practical expedient and, instead, separately identify and measure the non-lease components of the contracts. As an accounting policy election, we apply the short-term lease exemption practical expedient to any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise.
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
The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is allocated among the components of noninterest expense in the consolidated statements of operations and comprehensive loss. The finance lease ROU assets are depreciated on a straight-line basis over the estimated useful life of seven years. Interest expense on finance leases is recognized for the difference between the present value of the lease liabilities and the scheduled lease payments within interest expense—other in the consolidated statements of operations and comprehensive loss.
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
See Note 9. Property, Equipment, Software and Leases for additional information on our leases.
Derivative Financial Instruments
We enter into derivative contracts to manage future loan sale execution risk. We did not elect hedge accounting, as management’s hedging intentions are to economically hedge the risk of unfavorable changes in the fair values of our personal loans, student loans and home loans. Our derivative instruments used to manage future loan sale execution risk include interest rate swaps, interest rate caps and home loan pipeline hedges. We also have IRLCs, interest rate swaps and interest rate caps that were not related to future loan sale execution risk.
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
See Note 14. Derivative Financial Instruments and Note 15. Fair Value Measurements for additional information on our derivative assets and liabilities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Residual Interests Classified as Debt
Within consolidated securitizations, the residual interests held by third parties are presented as residual interests classified as debt in the consolidated balance sheets. We measure residual interests classified as debt at fair value on a recurring basis. We record subsequent measurement changes in fair value in the period in which the change occurs within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. We determine the fair value of residual interests classified as debt using a discounted cash flow methodology, while also considering market data as it becomes available.
We recognize interest expense related to residual interests classified as debt over the expected life using the effective yield method, which reflects a portion of the overall fair value adjustment recorded each period on our residual interests classified as debt. Interest expense related to residual interests classified as debt is presented within interest expense—securitizations and warehouses in the consolidated statements of operations and comprehensive loss. On a quarterly basis, we reevaluate the cash flow estimates to determine if a change to the accretable yield is required on a prospective basis.
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of residual interests classified as debt.
Safeguarding Asset and Liability
Through our SoFi Invest product (via our wholly-owned subsidiary, SoFi Digital Assets, LLC, a licensed money transmitter), our members were able to invest in digital assets. In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts. This process was completed in the first quarter of 2024. Certain accounts were eligible for transfer to a third party digital asset service provider who assumed responsibility for the transferred accounts on a go-forward basis, including the arrangement of custodial services for the transferred digital assets. We have no further ongoing responsibilities for the transferred digital assets subsequent to the executed transfer which took place in December 2023, and derecognized the corresponding digital assets safeguarding liability and safeguarding asset as of the date of the transfer.
For those digital assets that were not eligible to be transferred, we engage third parties to provide custodial services for our digital assets offering, which include holding the cryptographic key information and working to protect the digital assets from loss or theft. The third-party custodians hold digital assets as custodial assets in an account in SoFi’s name for the benefit of our members. We maintain the internal recordkeeping of our members’ digital assets, including the amount and type of digital assets owned by each of our members in the custodial accounts. As of December 31, 2023, we utilized one third-party custodian.
In accordance with Staff Accounting Bulletin No. 121 (“SAB 121”), we recognize a digital assets safeguarding liability within accounts payable, accruals and other liabilities in the consolidated balance sheets reflecting our obligation to safeguard the digital assets held by third-party custodians for the benefit of our members. We also recognize a corresponding safeguarding asset within other assets in the consolidated balance sheets. The safeguarding liability and corresponding safeguarding asset are measured and recorded at the fair value of the digital assets held by the custodians at each reporting date. Subsequent changes to the fair value measurement are reflected as equal and offsetting adjustments to the carrying values of the safeguarding liability and corresponding safeguarding asset. We evaluate any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may affect the measurement of the safeguarding asset, which would be reflected in our results of operations in the period the loss occurs. Measurement changes do not impact the consolidated statements of operations and comprehensive loss unless such a loss event is identified. As of both December 31, 2023 and 2022, we did not identify any loss events.
See Note 15. Fair Value Measurements for additional information on the fair value measurement of the safeguarding liability and corresponding safeguarding asset.
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
We elected the fair value option to measure certain securitization debt, with the intent to mitigate the accounting divergence between debt liabilities measured at historical cost and the corresponding loans securing these financings, which are risk-managed on a fair value basis. For securitization debt carried at fair value on a recurring basis, we record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. We determined the fair value of the applicable securitization debt using a discounted cash flow methodology, while also considering market data as it becomes available. The key inputs to the calculation include the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Convertible Senior Notes
In October 2021, we issued $1.2 billion aggregate principal amount of convertible senior notes due 2026 (the “convertible notes”). The convertible notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted. We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). The convertible notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after October 15, 2024 through the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the convertible notes to be redeemed, plus accrued interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. In December 2023, we entered into repurchase agreements to repurchase $88.0 million aggregate principal amount of the convertible notes. See Note 12. Debt for more detailed disclosure of the term and features of the convertible notes.
We elected to evaluate each embedded feature of the arrangement individually. We concluded that each of the conversion rights, optional redemption rights, fundamental change make-whole provision and repurchase rights did not require bifurcation as derivative instruments, which we reevaluate each reporting period. The additional interest and special interest that accrue on the notes in the event of our failure to comply with certain registration or reporting requirements are required to be bifurcated from the host contract, as the reporting requirement triggering event is not clearly and closely related to the host convertible debt contract, and therefore we measure the contingent interest feature at fair value each reporting period. The value was determined to be immaterial; therefore, we accounted for the convertible notes wholly as debt, which was recognized on the settlement date. Accordingly, we allocated all debt issuance costs to the debt instrument on the basis of materiality.
In connection with the pricing of the convertible notes, we entered into privately negotiated capped call transactions with certain financial institutions, as defined and further discussed below.
Redeemable Preferred Stock
Series 1 Redeemable Preferred Stock (as defined in Note 13. Equity) is classified in temporary equity, as it is not fully controlled by SoFi. See Note 13. Equity for additional information.
Foreign Currency Translation Adjustments
We revalue assets, liabilities, income and expense denominated in non-United States currencies into United States dollars using applicable exchange rates. For foreign subsidiaries in which the functional currency is the subsidiary’s local

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
currency, gains and losses relating to foreign currency translation adjustments are included in accumulated other comprehensive income (loss) in our consolidated balance sheets. For foreign subsidiaries in which the functional currency is the United States Dollar, gains and losses relating to foreign currency transaction adjustments are included within earnings in the consolidated statements of operations and comprehensive loss. Due to the highly inflationary economic environment in Argentina, we use the United States Dollar as the functional currency of our Argentinian operations. Our activities in Argentina are related to our Technology Platform segment and commenced in the first quarter of 2022 with the Technisys Merger.
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
See Note 13. Equity for additional information on the Capped Call Transactions.
Interest Income
We record interest income associated with loans measured at fair value over the term of the underlying loans using the effective interest method on unpaid loan principal amounts, which is presented within interest income—loans and securitizations in the consolidated statements of operations and comprehensive loss. We also record accrued interest income associated with loans measured at amortized cost within interest income—loans and securitizations. We stop accruing interest and reverse all accrued but unpaid interest at the time a loan charges off. Loans are returned to accrual status if the loans are brought to nondelinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in management’s judgment, will continue to make scheduled periodic principal and interest payments.
Other interest income is primarily earned on our bank balances.
Loan Origination and Sales Activities
As part of our loan sale agreements, we may retain the rights to service sold loans. We calculate a gain or loss on the sale based on the sum of the proceeds from the sale and any servicing asset or liability recognized, less the carrying value of the loans sold. Our gain or loss calculation is also inclusive of repurchase liabilities recognized at the time of sale, and is recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss.
Loan Commitments
We offer a program whereby applicants can lock in an interest rate on an in-school loan to be funded at a later time. Applicants can exit the loan origination process up until the loan funding date. SoFi is obligated to fund the loan at the committed terms on the disbursement date if the borrower does not cancel prior to the loan funding date. The student loan commitments meet the scope exception for issuers of commitments to originate non-mortgage loans. As the writer of the commitments, we elected the fair value option to measure our unfunded student loan commitments to align with the measurement methodology of our originated student loans. As such, our student loan commitments are carried at fair value on a recurring basis. Depending on the measurement date position, student loan commitments are presented within other assets or accounts payable, accruals and other liabilities in the consolidated balance sheets. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss.
Loan commitments also include IRLCs, whereby we commit to interest rate terms prior to completing the origination process for home loans. IRLCs are derivative instruments that are measured at fair value on a recurring basis. Changes in fair

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
value are recognized within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. See “Derivative Financial Instruments” in this Note for additional information on our derivative instruments.
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of our loan commitments.
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
•Brokerage: We earn fees in connection with facilitating investment-related transactions through our platform, such as brokerage transactions, share lending and exchange conversion.
See Note 3. Revenue for additional information on our revenue recognition policy within each revenue stream.
Advertising, Sales and Marketing
Advertising production costs and advertising communication costs, as well as amounts paid to various affiliates to market our products, are included within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive loss. Advertising costs are expensed either as incurred or when the advertising takes place, depending on the nature of the advertising activity. For the years ended December 31, 2023, 2022 and 2021, advertising totaled $284,176, $256,125 and $183,106, respectively.
Expenses incurred by us related to member acquisition, including brand development, business development and direct member marketing expenses, are also presented within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive loss.
Technology and Product Development
Expenses incurred by us related to technology, product design and implementation, which includes compensation and benefits, are classified as noninterest expense—technology and product development in the consolidated statements of operations and comprehensive loss.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded in accounts payable, accruals and other liabilities in the consolidated balance sheets. Such liabilities and associated expenses are recorded when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such estimates are based on the best information available at the time. As additional information becomes available, we reassess the potential liability and record an estimate in the period in which the adjustment is probable and an amount or range can be reasonably estimated. Due to the inherent uncertainties of loss contingencies, estimates may be different from the actual outcomes. With respect to legal proceedings, we recognize legal fees as they are incurred within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss. See Note 18. Commitments, Guarantees, Concentrations and Contingencies for discussion of contingent matters.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Restructuring
During the year ended December 31, 2023, we recognized restructuring charges of $12,749 within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive loss associated with a reduction in headcount in the Technology Platform segment in the first quarter of 2023, as well as expenses in the fourth quarter of 2023 related to a reduction in headcount across the Financial Services, Lending and corporate functions, which primarily included employee-related wages, benefits and severance.
Compensation and Benefits
Total compensation and benefits, inclusive of share-based compensation expense, was $894,720, $830,298 and $608,505 for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive loss.
Share-Based Compensation
Share-based compensation made to employees and non-employees, including stock options, RSUs and PSUs, is measured based on the grant date fair value of the awards and is recognized as compensation expense typically on a straight-line basis over the period during which the share-based award holder is required to perform services in exchange for the award (the vesting period) for stock options and RSUs and on an accelerated attribution basis for each vesting tranche over the respective derived service period for PSUs. Share-based compensation expense is allocated among the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive loss. We used the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to estimate the grant-date fair value of stock options. RSUs are measured based on the fair values of the underlying stock on the dates of grant. We use a Monte Carlo simulation model to estimate the grant-date fair value of PSUs. We recognize forfeitures as incurred and, therefore, reverse previously recognized share-based compensation expense at the time of forfeiture. See Note 16. Share-Based Compensation for further discussion of share-based compensation.
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
The tax effects from an uncertain tax position can be recognized in the financial statements only if the tax position would more likely than not be upheld on examination by the taxing authorities based on the merits of the tax position. Management is required to analyze all open tax years, as defined by the statute of limitations, for all jurisdictions. We accrue tax penalties and interest, if any, as incurred and recognize them within income tax (expense) benefit in the consolidated statements of operations and comprehensive loss.
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
Recent Accounting Standards Issued, But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this amendment on our consolidated financial statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The ASU improves income tax disclosures primarily related to enhancements of the rate reconciliation and income taxes paid information. The standard is effective for annual periods beginning after December 15, 2024. The standard should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of this amendment on our consolidated financial statements.

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
Acquisition of Golden Pacific Bancorp, Inc.
On February 2, 2022, we acquired Golden Pacific, pursuant to an Agreement and Plan of Merger dated as of March 8, 2021 by and among the Company, a wholly-owned subsidiary of the Company, and Golden Pacific. In the business combination, we acquired all of the outstanding equity interests in Golden Pacific for total cash purchase consideration of $22.3 million (the “Bank Merger”). The acquisition was not determined to be a significant acquisition. After closing the Bank Merger, we became a bank holding company and Golden Pacific began operating as SoFi Bank. We are duly registered as a bank holding company with the Federal Reserve. SoFi Bank is a national banking association whose primary federal regulator is the OCC. Deposit accounts of SoFi Bank are insured by the FDIC through the Deposit Insurance Fund to the fullest extent permitted by law.
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
A portion of the total cash purchase consideration ($0.6 million) was held back by the Company to satisfy any indemnification or certain other obligations (“Holdback Amount”), as certain legal proceedings with which Golden Pacific is involved as a plaintiff were not resolved at the time the Bank Merger closed. During 2022, we incurred costs associated with the litigation involving Golden Pacific as a plaintiff in excess of the Holdback Amount. Therefore, none of the Holdback Amount will be released to the Golden Pacific shareholders. Additionally, we held back a $3.3 million payable to a dissenting Golden Pacific shareholder pending resolution of the shareholder’s dissenter’s rights appraisal claim. During the fourth quarter of 2023, the appraisal claim was settled and payment was released.
Acquisition of Technisys S.A.
On March 3, 2022, we acquired Technisys S.A., a Luxembourg société anonyme, (“Technisys”), pursuant to an Agreement and Plan of Merger dated as of February 19, 2022 and amended as of March 3, 2022, by and among the Company, Technisys, Atom New Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Atom, and Atom Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of SoFi Technologies (the “Technisys Merger”). In the business combination, we acquired all of the outstanding equity interests in Technisys for a preliminary purchase consideration of $915.4 million. During the third quarter of 2022, we finalized the closing net working capital calculation specified in the merger agreement, which resulted in a reduction to the equity consideration of 155,794 shares, representing an adjustment to the total purchase consideration of $1,665, and a corresponding reduction to the carrying value of recognized goodwill. The remaining 442,274 shares that were held in escrow associated with the working capital calculation were released to the former Technisys shareholders. The finalized closing net working capital calculation did not impact the estimated fair values of the assets acquired and liabilities assumed in conjunction with the transaction.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the components of the total purchase consideration to acquire Technisys as of December 31, 2022:

Fair value of common stock issued(1)	$873,377
Amounts payable to settle vested employee performance awards	37,297
Fair value of awards assumed(2)	2,855
Settlement of pre-combination transactions between acquirer and acquiree	235
Total purchase consideration	$913,764
___________________
(1) Reflects the shares of SoFi common stock issued in the acquisition of 81,700,318, multiplied by the closing stock price of SoFi common stock on the closing date of the Technisys Merger. Additionally, these shares are inclusive of 6,305,595 shares that were held in escrow.
(2) We contemporaneously converted outstanding performance awards into RSUs to acquire common stock of SoFi (“Replacement Awards”). The fair value of awards assumed in the purchase consideration was based on the closing stock price of SoFi common stock on the closing date of the Technisys Merger.
We settled vested employee performance awards, which were a component of the purchase consideration above, with payments during the years ended December 31, 2023 and 2022 of $19,656 and $17,641, respectively. During the year ended December 31, 2023, we released 6,259,736 escrow shares during the second and fourth quarters of 2023. The remaining 45,859 shares continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi.
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations as if the business combination had occurred on January 1, 2020:

	Year Ended December 31,
	2022	2021
Total net revenue	$1,584,439	$1,055,219
Net loss	(311,512)	(512,785)
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
Acquisition of Wyndham Capital Mortgage
On April 3, 2023, we acquired all of the outstanding equity interests in Wyndham for cash consideration. With the acquisition of Wyndham, a fintech mortgage lender, we broadened our suite of home loan products and now manage the technology for a digitized mortgage experience. The acquisition is being accounted for as a business combination. The purchase consideration is being allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the net assets acquired is allocated to goodwill, which is expected to be deductible for tax purposes. The fair value estimates are subject to change for up

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
to one year after the acquisition date as additional information becomes available. The acquisition was not determined to be a significant acquisition.

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
Referrals
We earn specified referral fees in connection with certain referral activities we facilitate through our platform. In one type of referral arrangement, we refer end users through our platform to third-party enterprise partners. Our referral fee is calculated as either a fixed price per successful referral or a percentage of the transaction volume between the enterprise partners and referred consumers. In another type of referral arrangement, we earn referral fulfillment fees for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. Our referral fees are based on the referred loan amount, subject to a referral fulfillment fee penalty if a loan is determined to be ineligible and becomes a charged-off loan as defined in the contract. We recognize revenue for each originated loan, less the estimated referral fulfillment fee penalty. The estimated referral fulfillment fee penalty was immaterial as of December 31, 2023 and 2022.
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
Brokerage
We earn fees in connection with facilitating investment-related transactions through our platform, which we refer to as brokerage revenue. Our brokerage revenue performance obligation is generally completely satisfied upon the completion of an investment-related transaction. In general, we act as the agent in these arrangements as we do not oversee the execution of the transactions and ultimately lack the requisite control.
Disaggregated Revenue
The table below presents revenue from contracts with customers disaggregated by type of service, which best depicts how the revenue and cash flows are affected by economic factors, and by the reportable segment to which each revenue stream relates, as well as a reconciliation of total revenue from contracts with customers to total noninterest income. Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the consolidated statements of operations and comprehensive loss. There were no revenues from contracts with customers attributable to our Lending segment for any of the years presented.

	Year Ended December 31,
	2023	2022	2021
Financial Services
Referrals	$38,443	$36,052	$15,750
Interchange	35,247	17,391	10,642
Brokerage	21,127	15,446	22,733
Other(1)	2,647	2,245	5,541
Total financial services	$97,464	$71,134	$54,666
Technology Platform(2)
Technology services	319,845	299,379	191,847
Other(1)	4,145	6,583	1,205
Total technology platform	323,990	305,962	193,052
Total revenue from contracts with customers	421,454	377,096	247,718
Other Sources of Revenue
Loan origination, sales, and securitizations	371,812	565,372	482,764
Servicing	37,328	43,547	(2,281)
Other	30,455	3,424	4,427
Total other sources of revenue	$439,595	$612,343	$484,910
Total noninterest income	$861,049	$989,439	$732,628
_____________________
(1) Financial Services includes revenues from enterprise services and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(2) Related to these technology products and solutions arrangements, we had deferred revenue of $5,718 and $10,028 as of December 31, 2023 and 2022, respectively, which are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, we recognized revenue of $8,327, $7,773 and $685, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the consolidated statements of operations and comprehensive loss.
Contract Balances
As of December 31, 2023 and 2022, accounts receivable, net associated with revenue from contracts with customers was $60,466 and $61,226, respectively, which were reported within other assets in the consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 4. Loans

As of December 31, 2023, our loan portfolio consisted of (i) loans held for sale, including personal loans and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including senior secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	December 31,
	2023	2022
Loans held for sale
Personal loans(1)	$15,330,573	$8,610,434
Student loans(2)	—	4,877,177
Home loans	66,198	69,463
Total loans held for sale, at fair value	15,396,771	13,557,074
Loans held for investment(3)
Student loans(4)	6,725,484	—
Total loans held for investment, at fair value	6,725,484	—
Senior secured loans	446,463	—
Credit card	272,628	209,164
Commercial and consumer banking:
Commercial real estate	106,326	88,652
Commercial and industrial	6,075	7,179
Residential real estate and other consumer	4,667	2,962
Total commercial and consumer banking	117,068	98,793
Total loans held for investment, at amortized cost(3)	836,159	307,957
Total loans held for investment	7,561,643	307,957
Total loans	$22,958,414	$13,865,031
_____________________
(1) Includes $502,757 and $663,004 of personal loans in consolidated VIEs as of December 31, 2023 and 2022, respectively.
(2) Includes $268,697 of student loans in consolidated VIEs as of December 31, 2022.
(3) See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 5. Allowance for Credit Losses for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.
(4) As of December 31, 2023, includes $2,459,103 of student loans covered by financial guarantees, and $221,461 of student loans in consolidated VIEs.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans for which we elected the fair value option. See Note 15. Fair Value Measurements for the assumptions used in our fair value model.

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2023
Unpaid principal	$14,498,629	$6,445,586	$67,406	$21,011,621
Accumulated interest	114,541	34,357	92	148,990
Cumulative fair value adjustments	717,403	245,541	(1,300)	961,644
Total fair value of loans(1)	$15,330,573	$6,725,484	$66,198	$22,122,255
December 31, 2022
Unpaid principal	$8,283,400	$4,794,517	$77,705	$13,155,622
Accumulated interest	55,673	19,433	151	75,257
Cumulative fair value adjustments	271,361	63,227	(8,393)	326,195
Total fair value of loans(1)	$8,610,434	$4,877,177	$69,463	$13,557,074
_____________________
(1) Each component of the fair value of loans is impacted by charge-offs during the period. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due.
The following table summarizes the aggregate fair value of loans 90 days or more delinquent. As delinquent personal loans and student loans are charged off after 120 days of delinquency, amounts presented below represent the fair value of loans that are 90 to 120 days delinquent.

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2023
Unpaid principal balance	$81,591	$8,446	$495	$90,532
Accumulated interest	4,023	187	6	4,216
Cumulative fair value adjustments(1)	(70,191)	(5,021)	(248)	(75,460)
Fair value of loans 90 days or more delinquent	$15,423	$3,612	$253	$19,288
December 31, 2022
Unpaid principal balance	$27,989	$6,435	$—	$34,424
Accumulated interest	1,207	304	—	1,511
Cumulative fair value adjustments(1)	(25,022)	(3,332)	—	(28,354)
Fair value of loans 90 days or more delinquent	$4,174	$3,407	$—	$7,581
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

	Year Ended December 31,
	2023	2021
Personal loans
Fair value of consideration received:
Cash	$359,927	$1,050,062
Securitization investments	18,985	55,491
Servicing assets recognized	15,975	6,003
Repurchase liabilities recognized	(113)	—
Total consideration	394,774	1,111,556
Aggregate unpaid principal balance and accrued interest of loans sold	375,770	1,054,171
Gain from loan sales	$19,004	$57,385
Student loans
Fair value of consideration received:
Cash	$—	$1,187,714
Securitization investments	—	62,783
Servicing assets recognized	—	36,948
Total consideration	—	1,287,445
Aggregate unpaid principal balance and accrued interest of loans sold	—	1,227,379
Gain from loan sales	$—	$60,066

Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, we had deconsolidation of debt on student loans of $100.3 million. During the year ended December 31, 2022, we had deconsolidation of debt on personal loans of $70.6 million and on student loans of $126.0 million. For all periods, the impact on earnings from these deconsolidations was immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our whole loan sales:

	Year Ended December 31,
	2023	2022	2021
Personal loans
Fair value of consideration received:
Cash	$567,904	$3,016,740	$3,373,655
Servicing assets recognized	30,168	21,925	21,811
Repurchase liabilities recognized	(2,069)	(7,351)	(8,168)
Total consideration received	596,003	3,031,314	3,387,298
Aggregate unpaid principal balance and accrued interest of loans sold	567,003	2,924,567	3,253,645
Realized gain	$29,000	$106,747	$133,653
Student loans
Fair value of consideration received:
Cash	$98,624	$883,859	$1,676,892
Servicing assets recognized	2,792	9,275	15,526
Repurchase liabilities recognized	(16)	(134)	(300)
Total consideration	101,400	893,000	1,692,118
Aggregate unpaid principal balance and accrued interest of loans sold	99,916	881,922	1,635,280
Realized gain	$1,484	$11,078	$56,838
Home loans
Fair value of consideration received:
Cash	$1,022,600	$1,057,596	$2,989,813
Servicing assets recognized	10,184	13,926	31,294
Repurchase liabilities recognized	(1,765)	(1,158)	(3,288)
Total consideration	1,031,019	1,070,364	3,017,819
Aggregate unpaid principal balance and accrued interest of loans sold	1,029,623	1,095,882	2,935,343
Realized gain (loss)	$1,396	$(25,518)	$82,476

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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2023
Loans in delinquency (30+ days past due)	$52,813	$60,989	$24,193	$137,995
Total loans in delinquency	90,582	137,243	24,193	252,018
Total transferred loans serviced(1)	2,223,785	6,148,800	5,592,793	13,965,378
December 31, 2022
Loans in delinquency (30+ days past due)	$64,654	$46,986	$16,510	$128,150
Total loans in delinquency	108,991	115,818	16,510	241,319
Total transferred loans serviced(1)	2,995,601	7,586,031	5,134,306	15,715,938
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Year Ended December 31,
	2023	2022	2021
Personal loans
Servicing fees collected from transferred loans	$20,577	$33,051	$34,421
Charge-offs, net of recoveries, of transferred loans	167,643	93,095	102,217
Student loans
Servicing fees collected from transferred loans	27,401	35,203	46,657
Charge-offs, net of recoveries, of transferred loans	41,642	34,136	24,675
Home loans
Servicing fees collected from transferred loans	14,530	12,893	8,749
Total
Servicing fees collected from transferred loans	$62,508	$81,147	$89,827
Charge-offs, net of recoveries, of transferred loans	209,285	127,231	126,892
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
December 31, 2023
Senior secured loans	$445,733	$—	$—	$—	$—	$445,733
Credit card	297,612	5,451	4,829	11,802	22,082	319,694
Commercial and consumer banking:
Commercial real estate	107,757	—	—	—	—	107,757
Commercial and industrial	6,108	1	—	439	440	6,548
Residential real estate and other consumer(3)	4,658	—	—	—	—	4,658
Total commercial and consumer banking	118,523	1	—	439	440	118,963
Total loans	$861,868	$5,452	$4,829	$12,241	$22,522	$884,390
December 31, 2022
Credit card	$225,165	$4,670	$3,626	$10,498	$18,794	$243,959
Commercial and consumer banking:
Commercial real estate	89,544	—	—	—	—	89,544
Commercial and industrial	7,636	—	1	—	1	7,637
Residential real estate and other consumer(3)	2,966	—	—	—	—	2,966
Total commercial and consumer banking	100,146	—	1	—	1	100,147
Total loans	$325,311	$4,670	$3,627	$10,498	$18,795	$344,106
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)For credit card, the balance is presented before allowance for credit losses of $52,385 and $39,110 as of December 31, 2023 and December 31, 2022, respectively, and accrued interest of $5,288 and $4,315, respectively. For senior secured loans, the balance is presented before accrued interest of $730 as of December 31, 2023. For commercial and consumer banking, the balance is presented before allowance for credit losses of $2,310 and $1,678, as of December 31, 2023 and December 31, 2022, respectively, and accrued interest of $415 and $324, respectively.
(3)Includes residential real estate loans originated by Golden Pacific for which we did not elect the fair value option.
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

	December 31,
FICO	2023	2022
≥ 800	$29,269	$14,421
780 – 799	19,350	11,327
760 – 779	20,740	12,179
740 – 759	23,361	14,501
720 – 739	28,621	19,343
700 – 719	35,528	26,239
680 – 699	38,289	31,543
660 – 679	35,443	31,958
640 – 659	25,836	25,959
620 – 639	15,569	15,566
600 – 619	10,063	8,968
≤ 599	37,625	31,955
Total credit card	$319,694	$243,959
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$23,200	$29,761	$5,636	$4,550	$9,332	$17,316	$89,795	$186
Watch	1,234	8,691	1,648	—	215	2,749	14,537	—
Special mention	—	—	—	—	—	1,703	1,703	—
Substandard	—	—	—	—	—	1,536	1,536	—
Total commercial real estate	$24,434	$38,452	$7,284	$4,550	$9,547	$23,304	$107,571	$186
Commercial and industrial
Pass	$54	$—	$—	$63	$96	$4,941	$5,154	$299
Watch	46	—	—	—	16	3	65	—
Substandard	—	—	—	—	—	1,030	1,030	—
Total commercial and industrial	$100	$—	$—	$63	$112	$5,974	$6,249	$299
Residential real estate and other consumer
Pass	$1,845	$—	$—	$—	$—	$2,585	$4,430	$188
Watch	—	—	—	—	—	40	40	—
Total residential real estate and other consumer	$1,845	$—	$—	$—	$—	$2,625	$4,470	$188
Total commercial and consumer banking	$26,379	$38,452	$7,284	$4,613	$9,659	$31,903	$118,290	$673

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
We evaluate whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models, such as external conditions including regulatory requirements, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, or management risk actions. When a credit card balance is charged off, we record a reduction to the allowance and the credit card balance.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Balance at January 1, 2022	$7,037	$—	$2,292
Provision for credit losses(2)	53,030	1,302	586
Allowance for PCD loans(3)	—	382	—
Write-offs charged against the allowance	(20,957)	(6)	(93)
Balance at December 31, 2022	$39,110	$1,678	$2,785
Provision for credit losses(2)	54,267	678	773
Write-offs charged against the allowance	(40,992)	(46)	(1,721)
Balance at December 31, 2023	$52,385	$2,310	$1,837
_____________________
(1)Credit cards and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans held for investment in the consolidated balance sheets. Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the consolidated balance sheets.
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, recoveries of amounts previously reserved related to credit cards were $2,895, and immaterial during the year ended December 31, 2022. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the years ended December 31, 2023 and 2022. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, recoveries of amounts previously reserved related to accounts receivable were $1,252 and $2,912, respectively.
(3)In connection with the Bank Merger, we obtained PCD loans, for which we measured an allowance, with a corresponding increase to the amortized cost basis as of the acquisition date. Therefore, recognition of the initial allowance for credit losses did not impact earnings.
Credit card: Accrued interest receivables written off by reversing interest income were $9.2 million and $4.7 million during the years ended December 31, 2023 and 2022, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
December 31, 2023
U.S. Treasury securities	$518,673	$206	$978	$(780)	$519,077
Multinational securities(2)	8,548	103	—	(17)	8,634
Corporate bonds	32,609	207	—	(1,092)	31,724
Agency mortgage-backed securities	28,714	111	33	(1,016)	27,842
Other asset-backed securities	7,272	4	—	(154)	7,122
Other(3)	941	8	—	(161)	788
Total investments in AFS debt securities	$596,757	$639	$1,011	$(3,220)	$595,187
December 31, 2022
U.S. Treasury securities	$121,282	$217	$—	$(3,510)	$117,989
Multinational securities(2)	19,658	109	—	(724)	19,043
Corporate bonds	41,890	257	—	(2,644)	39,503
Agency mortgage-backed securities	8,899	22	—	(991)	7,930
Other asset-backed securities	9,556	5	—	(514)	9,047
Other(3)	2,133	21	—	(228)	1,926
Total investments in AFS debt securities	$203,418	$631	$—	$(8,611)	$195,438
_____________________
(1) As of December 31, 2023 and December 31, 2022, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 92% and 67% of the amortized cost basis of our investments as of December 31, 2023 and December 31, 2022, respectively, was composed of U.S. Treasury securities, agency mortgage-backed securities and sovereign foreign bonds, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes supranational and sovereign foreign bonds.
(3) Includes state and city municipal bond securities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and December 31, 2022.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
U.S. Treasury securities	$480,012	$(58)	$39,065	$(722)	$519,077	$(780)
Multinational securities	—	—	8,634	(17)	8,634	(17)
Corporate bonds	—	—	31,724	(1,092)	31,724	(1,092)
Agency mortgage-backed securities	20,930	(157)	6,912	(859)	27,842	(1,016)
Other asset-backed securities	—	—	7,122	(154)	7,122	(154)
Other	—	—	788	(161)	788	(161)
Total investments in AFS debt securities	$500,942	$(215)	$94,245	$(3,005)	$595,187	$(3,220)
December 31, 2022
U.S. Treasury securities	$27,759	$(1,171)	$90,230	$(2,339)	$117,989	$(3,510)
Multinational securities	—	—	19,043	(724)	19,043	(724)
Corporate bonds	4,480	(313)	35,023	(2,331)	39,503	(2,644)
Agency mortgage-backed securities	6,448	(814)	1,482	(177)	7,930	(991)
Other asset-backed securities	—	—	9,047	(514)	9,047	(514)
Other	745	(200)	1,181	(28)	1,926	(228)
Total investments in AFS debt securities	$39,432	$(2,498)	$156,006	$(6,113)	$195,438	$(8,611)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
December 31, 2023
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$513,281	$5,392	$—	$—	$518,673
Multinational securities	8,548	—	—	—	8,548
Corporate bonds	18,122	11,181	3,306	—	32,609
Agency mortgage-backed securities	—	135	684	27,895	28,714
Other asset-backed securities	87	5,283	1,902	—	7,272
Other	—	—	—	941	941
Total investments in AFS debt securities	$540,038	$21,991	$5,892	$28,836	$596,757
Weighted average yield for investments in AFS debt securities(1)	4.79%	0.99%	2.98%	3.13%	4.55%

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$513,710	$5,161	$—	$—	$518,871
Multinational securities	8,531	—	—	—	8,531
Corporate bonds	17,785	10,733	2,999	—	31,517
Agency mortgage-backed securities	—	128	633	26,970	27,731
Other asset-backed securities	87	5,133	1,898	—	7,118
Other	—	—	—	780	780
Total investments in AFS debt securities	$540,113	$21,155	$5,530	$27,750	$594,548
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $639 and $631 as of December 31, 2023 and December 31, 2022, respectively.
Gross realized gains and losses on our investments in AFS debt securities were $3,356 and $509, respectively, during the year ended December 31, 2023, and were immaterial during the years ended December 31, 2022 and 2021. During the years ended December 31, 2023, 2022, and 2021 there were no transfers between classifications of our investments in AFS debt securities. See Note 13. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.
Securitization Investments
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the consolidated balance sheets:

	December 31,
	2023	2022
Personal loans	$27,247	$20,172
Student loans	79,501	181,159
Securitization investments	$106,748	$201,331

Note 7. Securitization and Variable Interest Entities

Consolidated VIEs
We consolidate certain securitization trusts in which we have a variable interest and are deemed to be the primary beneficiary. Our consolidation policy is further discussed in Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of December 31, 2023 and December 31, 2022, we had six consolidated VIEs, respectively, on our consolidated balance sheets. During the year ended December 31, 2023, we established one consolidated VIE and consolidated one previously nonconsolidated VIE, and exercised securitization clean up calls related to two consolidated VIEs. The assets of consolidated VIEs that were included in our consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of December 31, 2023 and December 31, 2022. Intercompany balances are eliminated upon consolidation.
Nonconsolidated VIEs
We have created and designed personal loan and student loan trusts to transfer associated credit and interest rate risk associated with the loans through the issuance of collateralized notes and residual certificates. We have a variable interest in the nonconsolidated loan trusts, as we own collateralized notes and residual certificates in the loan trusts that absorb variability. We also have continuing, non-controlling involvement with the trusts as the servicer. As servicer, we may have the power to perform the activities which most impact the economic performance of the VIE, but since either we hold an insignificant financial interest in the trusts or rights held by other variable interest holders convey power, we are not the primary beneficiary. This financial interest represents the equity ownership interest in the loan trusts, wherein there is an obligation to absorb losses and the right to receive benefits from residual certificate ownership. The maximum exposure to loss as a result of our involvement with the nonconsolidated VIEs is limited to our investment. We did not provide financial support to any nonconsolidated VIEs beyond our initial equity investment. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in nonconsolidated VIEs.
As of December 31, 2023 and December 31, 2022, we had investments in 22 and 23 nonconsolidated VIEs, respectively. During the year ended December 31, 2023, we established one nonconsolidated trust, exercised a securitization clean up call on one nonconsolidated VIE and collapsed the associated trust, as well as consolidated one previously nonconsolidated VIE.

Note 8. Goodwill and Intangible Assets

Goodwill
A rollforward of our goodwill balance is presented below:

	Year Ended December 31,
	2023	2022
Beginning balance	$1,622,991	$898,527
Less: accumulated impairment	—	—
Beginning balance, net	1,622,991	898,527
Additional goodwill recognized(1)	17,688	724,464
Goodwill impairment(2)	(247,174)	—
Ending balance(3)	$1,393,505	$1,622,991
_____________________
(1) For the year ended December 31, 2023, related to the acquisition of Wyndham, which is attributable to our Lending reportable segment. For the year ended December 31, 2022, includes $713,217 related to the Technisys Merger and $11,247 related to the Bank Merger.
(2) During the year ended December 31, 2023, we recognized goodwill impairment losses related to our Technology Platform reportable segment, which were reported within noninterest expense—goodwill impairment in the consolidated statements of operations and comprehensive loss. These goodwill impairment losses represent non-cash charges and did not affect our liquidity position or regulatory capital ratios.
(3) As of December 31, 2023, goodwill attributable to the Lending, Technology Platform and Financial services reportable segments was $17,688, $1,338,658 and $37,159, respectively. As of December 31, 2022, goodwill attributable to the Technology Platform and Financial services reportable segments was $1,585,832 and $37,159, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Intangible Assets
The following is a summary of the carrying amount and estimated useful lives of our intangible assets by class:

	Weighted Average Useful Life (Years)	Gross Balance	Accumulated Amortization	Net Book Value
December 31, 2023
Developed technology(1)	8.5	$461,438	$(151,823)	$309,615
Customer-related	3.9	167,350	(141,248)	26,102
Trade names, trademarks and domain names	5.9	20,060	(8,436)	11,624
Core banking infrastructure(2)	n/a	17,100	(17,100)	—
Capitalized software development costs(3)	4.0	20,344	(4,461)	15,883
Core deposits	7.3	1,000	(264)	736
Broker-dealer license and trading rights	5.7	250	(162)	88
Total		$687,542	$(323,494)	$364,048
December 31, 2022
Developed technology	8.7	$444,438	$(97,202)	$347,236
Customer-related	3.9	167,350	(99,264)	68,086
Trade names, trademarks and domain names	8.7	20,060	(4,028)	16,032
Core banking infrastructure(2)	n/a	17,100	(17,100)	—
Capitalized software development costs(3)	4.0	10,532	(737)	9,795
Core deposits	7.3	1,000	(126)	874
Broker-dealer license and trading rights	5.7	250	(118)	132
Total		$660,730	$(218,575)	$442,155
_____________________
(1) During the year ended December 31, 2023, the Company acquired $17,000 in developed technology related to the acquisition of Wyndham.
(2) Although the core banking infrastructure intangible asset was fully amortized as of December 31, 2023, it remains in use by the Company.
(3) Includes capitalized costs related to software products to be sold, leased or marketed within our technology products and solutions arrangements. During the year ended December 31, 2023, the increase in capitalized software development costs relates to increased Technology Platform activity. During the year ended December 31, 2023, total amortization expense related to capitalized software was $4,246, and capitalized share-based compensation related to capitalized software development costs was immaterial.
For the years ended December 31, 2023, 2022 and 2021, amortization expense associated with intangible assets was $104,919, $93,016 and $70,507, respectively. There were no abandonments or impairments during any of the years presented.
Estimated future amortization expense associated with intangible assets as of December 31, 2023 is as follows:

2024	$74,717
2025	72,766
2026	69,988
2027	53,662
2028	50,474
Thereafter	42,441
Total	$364,048

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 9. Property, Equipment, Software and Leases

Property, Equipment and Software
The table below presents our major classes of depreciable and amortizable assets by function:

	Gross Balance	Accumulated Depreciation/Amortization	Carrying Value
December 31, 2023
Software(1)	$292,445	$(117,003)	$175,442
Leasehold improvements	39,046	(20,467)	18,579
Computer hardware	24,899	(19,000)	5,899
Furniture and fixtures	16,825	(10,797)	6,028
Finance lease ROU assets(2)	15,100	(7,191)	7,909
Building and land	3,192	(141)	3,051
Total	$391,507	$(174,599)	$216,908
December 31, 2022
Software(1)	$172,101	$(54,516)	$117,585
Leasehold improvements	40,257	(17,145)	23,112
Computer hardware	21,265	(13,736)	7,529
Furniture and fixtures	18,808	(10,122)	8,686
Finance lease ROU assets(2)	15,100	(5,033)	10,067
Building and land	3,192	(67)	3,125
Total	$270,723	$(100,619)	$170,104
_____________________
(1)Software primarily includes internally-developed software related to significant developments and enhancements for our products. During the years ended December 31, 2023, 2022 and 2021, we capitalized $31,126, $22,577 and $7,776, respectively, of share-based compensation related to internally-developed software, and recognized associated amortization expense of $16,074, $6,223 and $792 , respectively.
(2)Finance lease ROU assets include our rights to certain physical signage within SoFi Stadium. See below for additional information on our leases.
For the years ended December 31, 2023, 2022 and 2021, total depreciation and amortization expense associated with property, equipment and software, inclusive of the amortization of capitalized share-based compensation, was $96,497, $59,081 and $31,061, respectively.
For the years ended December 31, 2023, 2022 and 2021, we recognized no property, equipment and software abandonment and no impairments, and had immaterial losses on disposals.
Leases and Occupancy
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2024 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from three to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Our finance leases expire in 2040.
Our operating and finance leases include leases from our September 2019 agreements associated with being the named sponsor of SoFi Stadium, which includes the stadium itself, a performance venue and a future shopping district. Operating leases that commenced in September 2020 included our rights to use two multi-purpose stadium suites, for which we elected the practical expedient to not bifurcate the lease component from the non-lease components, and our rights to certain event space

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
within the stadium and performance venue on a rent-free basis, for which we applied the short-term lease exemption practical expedient. Finance leases that commenced in September 2020 included our rights to certain physical signage within the stadium. The agreement associated with the shopping district commenced in 2023. We bifurcated lease components from non-lease components of certain of the arrangements, the latter of which represent sponsorship and advertising opportunities rather than the rights to physical assets that we control. We recognize the non-lease components within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive loss.
The components of lease expense and supplemental cash flow and non-cash information related to our leases were as follows.

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$21,905	$20,805	$20,188
Finance lease cost – amortization of ROU assets	2,157	2,157	2,157
Finance lease cost – interest expense on lease liabilities	452	469	485
Short-term lease cost	1,718	2,031	1,335
Variable lease cost(1)	3,509	3,483	3,979
Sublease income	(1,034)	—	(717)
Total lease cost	$28,707	$28,945	$27,427
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$26,997	$21,682	$19,811
Operating cash outflows from finance leases	452	469	488
Financing cash outflows from finance leases	509	488	516
Supplemental non-cash information
Non-cash operating lease ROU assets obtained in exchange for lease liabilities(2)	$8,553	$(3,885)	$12,734
_____________________
(1)Variable lease cost includes non-lease components classified as lease costs, such as common area maintenance fees, property taxes and utilities, that vary in amount for reasons other than the passage of time. We elected the practical expedient to not bifurcate the lease component from the non-lease components.
(2)For the years ended December 31, 2023 and 2022, includes $6,995 and $764, respectively, of operating lease ROU assets obtained through acquisitions. Also includes impacts from lease modifications.
Supplemental balance sheet information related to our leases was as follows:

	December 31,
	2023	2022
Operating Leases
ROU assets	$89,635	$97,135
Operating lease liabilities	108,649	117,758
Weighted average remaining lease term (in years)	6.9	7.5
Weighted average discount rate	5.7%	5.2%
Finance Leases
ROU assets(1)	$7,909	$10,067
Finance lease liabilities(2)	13,172	13,683
Weighted average remaining lease term (in years)	16.3	17.3
Weighted average discount rate	3.4%	3.4%
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of December 31, 2023, future maturities of lease liabilities and a reconciliation of the total undiscounted cash flows to the lease liabilities in the consolidated balance sheets were as follows:

	Operating Leases	Finance Leases
2024	$24,536	$968
2025	23,150	1,038
2026	21,513	1,060
2027	15,773	1,061
2028	15,211	1,061
Thereafter	33,296	11,931
Total	133,479	17,119
Less: imputed interest	(24,830)	(3,947)
Lease liabilities	$108,649	$13,172
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $31,946, $33,170, and $28,949 for the years ended December 31, 2023, 2022 and 2021, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive loss.

Note 10. Other Assets and Other Liabilities

The following table presents the components of other assets:

	December 31,
	2023	2022
Accounts receivable, net(1)	$169,852	$127,050
Prepaid expenses and capitalized contract costs(2)	112,748	73,429
Credit default swap(3)	103,204	—
Restricted investments(4)	83,551	28,651
Investments in equity securities(5)	22,920	22,825
Digital assets safeguarding asset(6)	9,292	106,826
Derivative financial instruments(7)	6,916	34,610
Other	45,883	23,943
Other assets	$554,366	$417,334
_____________________
(1) Includes accounts receivable, net of allowance for credit losses, associated with revenue from contracts with customers, deposit-related receivables and other receivables. See Note 5. Allowance for Credit Losses for information on the allowance for credit losses on accounts receivable.
(2) Includes capitalized incremental costs of obtaining certain contracts of $60,729 as of December 31, 2023 which are amortized over the life of the account through noninterest expense—sales and marketing on the consolidated statements of operations and comprehensive loss.
(3) We entered into a credit default swap related to our student loans which meets the definition of a financial guarantee and is excluded from derivative accounting treatment. We apply the insurance contract claim method by deferring the full estimated amount of premiums paid and payable at inception.
(4) Includes investments in FRB stock and FHLB stock, which are restricted investment securities that are not marketable. These investments are carried at cost and assessed for impairment.
(5) As of December 31, 2023, primarily included an investment that was entered into in 2021 and recorded as an equity method investment until January 2022 in conjunction with relinquishing our seat on the investee’s board of directors. Our equity method investment income for the year ended December 31, 2023 was immaterial and we did not receive any distributions.
(6) See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 15. Fair Value Measurements for additional information on the digital assets safeguarding asset.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(7) See Note 14. Derivative Financial Instruments and Note 15. Fair Value Measurements for additional information on derivative financial instruments.
The following table presents the components of accounts payable, accruals and other liabilities:

	December 31,
	2023	2022
Accrued expenses(1)	$202,259	$145,971
Credit default swap(2)	103,204	—
Accounts payable	93,301	126,875
Accrued interest	66,614	17,700
Deferred tax liabilities, net(3)	40,229	56,482
Finance lease liability(4)	13,172	13,683
Digital assets safeguarding liability(5)	9,292	106,826
Deferred revenue(6)	5,718	10,028
Derivative financial instruments(7)	4,604	9,251
Other	11,355	29,399
Accounts payable, accruals and other liabilities	$549,748	$516,215
_____________________
(1) Includes accrued compensation and compensation-related expenses, accrued taxes and other accrued expenses.
(2) See footnote (3) to the table above.
(3) See Note 17. Income Taxes for additional information on income taxes.
(4) See Note 9. Property, Equipment, Software and Leases for additional information on finance leases.
(5) See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 15. Fair Value Measurements for additional information on the digital assets safeguarding liability.
(6) See Note 3. Revenue for additional information on deferred revenue.
(7) See Note 14. Derivative Financial Instruments and Note 15. Fair Value Measurements for additional information on derivative financial instruments.

Note 11. Deposits

We offer deposit accounts (referred to as “checking and savings” accounts within SoFi Money) to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.
The following table presents a detail of interest-bearing deposits:

	December 31,
	2023	2022
Savings deposits	$12,902,033	$4,383,953
Demand deposits(1)	2,663,335	1,912,452
Time deposits(1)(2)	3,003,625	969,387
Total interest-bearing deposits	$18,568,993	$7,265,792
_____________________
(1) As of December 31, 2023 and December 31, 2022, includes brokered deposits of $3,160,414 and $1,026,400, respectively, of which $2,971,462 and $940,000, respectively, are time deposits and $188,952 and $86,400, respectively, are demand deposits.
(2) As of December 31, 2023 and December 31, 2022, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $21,268 and $20,842, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of December 31, 2023, future maturities of our total time deposits were as follows:

2024	$2,578,881
2025	424,198
2026	296
2028	250
Total	$3,003,625

Note 12. Debt

The following table summarizes the components of our debt:

	December 31, 2023						December 31, 2022
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Termination/Maturity(4)	Total Capacity	Total Outstanding(5)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$1,271,233	5.61% – 7.30%	6.20%	January 2024 – January 2032	$4,925,000	$1,077,444	$1,452,085
Student loan warehouse facilities	2,530,122	6.13% – 7.16%	6.72%	April 2024 – December 2026	3,945,000	2,095,046	1,504,926
Credit card warehouse facility	—	6.68%	—%	June 2025	100,000	—	—
Risk retention warehouse facilities(6)	74,043	5.47% – 8.72%	7.03%	January 2024 – October 2027	200,000	67,038	101,964
Revolving credit facility(7)		6.95%	7.07%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes(8)		—%	0.43%	October 2026		1,111,972	1,200,000
Other financing(9)	186,556				216,525	—	—
Securitizations
Personal loan securitizations	494,643	1.30% – 6.21%	5.94%	September 2030 – May 2031		239,340	529,132
Student loan securitizations	212,140	3.09% – 4.44%	3.83%	May 2040 – August 2048		182,744	246,856
Total, before unamortized debt issuance costs, premiums and discounts						$5,259,584	$5,520,963
Less: unamortized debt issuance costs, premiums and discounts						(26,168)	(35,081)
Total debt						$5,233,416	$5,485,882
_____________________
(1)As of December 31, 2023, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of December 31, 2023. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of December 31, 2023 included overnight SOFR, one-month SOFR, three-month SOFR, prime rate and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 65 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our consolidated statements of operations and comprehensive loss.
(3)Weighted average effective interest rates are calculated based on the interest rates in effect as of December 31, 2023 and include the amortization of debt issuance costs.
(4)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(5)There were no debt discounts or premiums issued during the year ended December 31, 2023.
(6)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(7)As of December 31, 2023, $13.1 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 18. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(8)The original issue discount and debt issuance costs related to the convertible senior notes are amortized into interest expense—corporate borrowings in the consolidated statements of operations and comprehensive loss using the effective interest method over the contractual term of the notes. For the years ended December 31, 2023, 2022 and 2021, total interest expense on the convertible notes was $5.1 million, $5.1 million and $1.2 million, respectively, and the effective interest rate was 0.43%, 0.42% and 0.43%, respectively, related to amortization of debt discount and issuance costs. As of December 31, 2023 and December 31, 2022, unamortized debt discount and issuance costs were $13.3 million and $19.4 million, respectively, and the net carrying amount was $1.10 billion and $1.18 billion, respectively.
(9)Includes $54.8 million of loans and $131.7 million of investment securities pledged as collateral to secure $166.5 million of available borrowing capacity with the FHLB, of which $27.2 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 18. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
The total accrued interest payable on borrowings of $11,189 and $13,538 as of December 31, 2023 and 2022, respectively, was presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.
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
The net proceeds from the offering were $1.176 billion, after deducting the 2% initial purchasers’ discount of $24 million, and before the cost of the Capped Call Transactions, as described below, and offering expenses payable by the Company. The debt issuance costs of $1.7 million included third-party legal and accounting fees. The original issue discount and debt issuance costs are amortized into interest expense—corporate borrowings in the consolidated statements of operations and comprehensive loss using the effective interest method over the contractual term of the convertible notes.
In December 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the convertible notes to repurchase $88.0 million aggregate principal amount of the convertible notes, which were settled through the issuance of 9,490,000 shares of common stock. Following these repurchases, $1.1 billion aggregate principal amount of the convertible notes remain outstanding.
These transactions were determined to be an extinguishment of debt. The difference between the consideration used to repurchase the convertible notes and the carrying value of the convertible notes, less retirement of discount and issuance costs, resulted in a gain on extinguishment of $14.6 million recorded within noninterest income—other in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
We used a portion of the net proceeds from the October 2021 offering to fund the cost of entering into the Capped Call Transactions, as described in Note 13. Equity. The remainder of the net proceeds from the offering were used to pay related expenses and were allocated for general corporate purposes. All of these transactions are expected to remain in effect notwithstanding the December 2023 repurchases.
Conversion
The convertible notes are convertible by the noteholders prior to the close of business on the business day immediately preceding April 15, 2026 if certain conditions related to the Company’s share price are met, there are certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption, each as set forth in the indenture. On and after April 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, the convertible notes are freely convertible by the noteholders. The conversion rate is 44.6150 shares of our common stock per $1,000 principal amount of convertible notes, which represents an initial conversion price of approximately $22.41 per share of our common stock. As of December 31, 2023, the convertible notes are potentially convertible into 49,610,631 shares of common stock.
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
Redemption
The convertible notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after October 15, 2024 through the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the convertible notes to be redeemed, plus accrued interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. In addition, calling any note for redemption will also constitute a Make-Whole Fundamental Change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption.
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for our accounting policy as it relates to the convertible notes.
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
During the year ended December 31, 2023, we opened two personal loan warehouse facilities with an aggregate maximum available capacity of $1.0 billion, two student loan warehouse facilities with an aggregate maximum available capacity of $550.0 million and closed one risk retention warehouse facility.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of December 31, 2023, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

December 31, 2023
2024	$—
2025	—
2026	1,111,972
2027	—
2028	486,000
Thereafter	—
Total	$1,597,972

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
As of December 31, 2023, there were 3,234,000 shares of SoFi Technologies Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00.
Recent Issuances and Redemptions
In conjunction with the Business Combination, we redeemed and canceled 15,000,000 shares of redeemable SoFi Technologies common stock for a purchase price of $150.0 million.
Series 1 Preference and Rights
On January 7, 2021, the Company and (i) entities affiliated with Silver Lake, which is affiliated with Michael Bingle, one of the directors of SoFi, (ii) entities affiliated with the QIA, which is affiliated with Ahmed Al-Hammadi, one of the directors of SoFi, and (iii) Mr. Noto, the Chief Executive Officer and one of the directors of SoFi, entered into the Amended and Restated Series 1 Preferred Stock Investors’ Agreement (the “Amended Series 1 Agreement”), which amended the Series 1 Preferred Stock Investors’ Agreement dated May 29, 2019 (the “Original Series 1 Agreement”). In conjunction with the Business Combination, the Amended Series 1 Agreement amended the special payment provision under the original agreement to provide for a one-time special payment of $21.2 million to the holders of Series 1 Redeemable Preferred Stock, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss, as this feature was accounted for as an embedded derivative that was not clearly and closely

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
related to the host contract, and did not have a subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
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
Pursuant to the SoFi Technologies Certificate of Incorporation, the SoFi Technologies Series 1 preferred stock are entitled to receive cumulative cash dividends from and including the date of issuance of such shares at a fixed rate equal to $12.50 per annum per share, or 12.5% per annum, of the SoFi Technologies Series 1 Redeemable Preferred Stock share price of $100.00 (“Series 1 Dividend Rate”). The Series 1 Dividend Rate resets to a new fixed rate on the fifth anniversary of May 29, 2019, the original Series 1 preferred stock issue date (“Series 1 Original Issue Date”) and on every subsequent one-year anniversary of the Series 1 Original Issue Date (“Dividend Reset Date”), equal to the term benchmark rate applicable to revolving loans denominated in U.S. dollars in our revolving credit facility, i.e. a benchmark rate equal to Term SOFR plus a credit spread adjustment of 0.10% as in effect on the dividend determination date plus a spread of 9.94% per annum. Series 1 preferred stockholders prior to the Business Combination who received shares of SoFi Technologies Series 1 Redeemable Preferred Stock at the effective time of the Merger remained entitled to receive dividends accrued but unpaid as of the date of the Agreement in respect of such shares of Series 1 Redeemable Preferred Stock.
During the years ended December 31, 2023, 2022 and 2021, the Series 1 preferred stockholders were entitled to dividends of $40,425, $40,425 and $40,426, respectively. There were no dividends payable as of December 31, 2023.
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
Warrants
In connection with the Series 1 and Series H preferred stock issuances during the year ended December 31, 2019, we also issued 12,170,990 Series H warrants, which were initially accounted for as liabilities, and were included within accounts payable, accruals and other liabilities in the consolidated balance sheets. The Series H preferred stock was converted into shares of SoFi Technologies common stock in conjunction with the Business Combination.
Prior to the Business Combination, the Series H warrants were measured at fair value on a recurring basis and classified as Level 3 because of our reliance on unobservable assumptions, with fair value changes recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss. On May 28, 2021, in conjunction with the Closing of the Business Combination, we measured the final fair value of our Series H warrants. Subsequently, we reclassified the Series H warrant liability of $161,775 into permanent equity, as the terms of the Series H instrument no longer necessitated liability accounting. Therefore, we did not measure the warrants at fair value subsequent to May 28, 2021.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The key inputs into our Black-Scholes Model valuation as of May 28, 2021, the final measurement date, were as follows:

Input	May 28, 2021
Risk-free interest rate	0.3%
Expected term (years)	2.9
Expected volatility	33.9%
Dividend yield	—
Exercise price	$8.86
Fair value of Series H preferred stock	$21.89
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
_____________________
(1)Changes in valuation inputs or other assumptions are recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of December 31, 2023, the Company had 975,861,793 shares of common stock and no shares of non-voting common stock issued and outstanding.
The Company reserved the following common stock for future issuance:

	December 31,
	2023	2022
Outstanding stock options, restricted stock units and performance stock units	99,016,409	107,851,565
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of convertible notes(1)	49,610,631	53,538,000
Possible future issuance under stock plans	45,384,011	26,434,957
Total common stock reserved for future issuance	206,182,041	199,995,512
_____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies, as discussed further in Note 21. Regulatory Capital. There were no dividends declared or paid to common stockholders during the years ended December 31, 2023, 2022 and 2021.
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
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for our accounting policy as it relates to the Capped Call Transactions.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2021	$—	$(166)	$(166)
Other comprehensive income (loss) before reclassifications(1)	(1,459)	46	(1,413)
Amounts reclassified from AOCI into earnings	108	—	108
Net current-period other comprehensive income (loss)(2)	(1,351)	46	(1,305)
Balance at December 31, 2021	$(1,351)	$(120)	$(1,471)
Other comprehensive income (loss) before reclassifications(1)	(7,545)	435	(7,110)
Amounts reclassified from AOCI into earnings	285	—	285
Net current-period other comprehensive income (loss)(2)	(7,260)	435	(6,825)
Balance at December 31, 2022	$(8,611)	$315	$(8,296)
Other comprehensive income before reclassifications(1)	6,238	677	6,915
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income(2)	6,410	677	7,087
Balance at December 31, 2023	$(2,201)	$992	$(1,209)
_____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the consolidated statements of operations and comprehensive loss. There were no reclassifications related to foreign currency translation adjustments during the years ended December 31, 2023, 2022 and 2021.
(2)There were no material tax impacts during any of the years presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

Note 14. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Year Ended December 31,
	2023	2022	2021
Interest rate swaps(1)	$(8,782)	$302,002	$42,741
Interest rate caps(1)	(5,910)	8,680	(125)
Home loan pipeline hedges(1)	2,558	44,152	6,474
Derivative contracts to manage future loan sale execution risk	(12,134)	354,834	49,090
Interest rate swaps(2)	876	15,064	—
IRLCs(1)	1,576	(3,543)	(11,861)
Interest rate caps(1)	5,975	(8,583)	(193)
Purchase price earn-out(1)(3)	9	1,094	9,312
Third party warrants(4)	78	(21)	573
Special payment(5)	—	—	(21,181)
Total	$(3,620)	$358,845	$25,740
_____________________
(1) Recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss.
(2) Represents derivative contracts to manage securitization investment interest rate risk, which are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss.

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
(4) Includes amounts recorded within noninterest income—other, noninterest expense—cost of operations and noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss, the latter of which represents the amortization of a deferred liability recognized at the initial fair value of the third party warrants acquired, as we are also a customer of the third party.
(5) In conjunction with the Business Combination, we made a one-time special payment to the holders of Series 1 Redeemable Preferred Stock, which was paid from the proceeds of the Business Combination and settled contemporaneously with the Business Combination. The special payment was recognized within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss, as this feature was accounted for as an embedded derivative that was not clearly and closely related to the host contract, and will not have a subsequent impact on our consolidated financial results. The Series 1 Redeemable Preferred Stock has no stated maturity.
The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	December 31, 2023		December 31, 2022
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$2,208	$(1,347)	$23,128	$—
Interest rate caps	—	(3,276)	—	(9,251)
Home loan pipeline hedges	1	(1,328)	1,484	(80)
Total, gross	$2,209	$(5,951)	$24,612	$(9,331)
Derivative netting	(1,347)	1,347	(80)	80
Total, net(1)	$862	$(4,604)	$24,532	$(9,251)
_____________________
(1) We did not have a cash collateral requirement related to these instruments as of December 31, 2023 and December 31, 2022.
The following table presents the notional amount of derivative contracts outstanding:

	December 31,
	2023	2022
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$12,491,000	$5,638,177
Interest rate caps	405,000	405,000
Home loan pipeline hedges	226,000	126,000
Interest rate caps(1)	405,000	405,000
Interest rate swaps(2)	84,000	171,823
IRLCs(3)	126,388	82,335
Total	$13,737,388	$6,828,335
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
While the notional amounts of derivative instruments give an indication of the volume of our derivative activity, they do not necessarily represent amounts exchanged by parties and are not a direct measure of our financial exposure. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 15. Fair Value Measurements for additional information on our derivative assets and liabilities.

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 15. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	December 31, 2023				December 31, 2022
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$527,711	$67,476	$—	$595,187	$137,032	$58,406	$—	$195,438
Asset-backed bonds(2)(3)	—	70,828	—	70,828	—	155,093	—	155,093
Residual investments(2)(3)	—	—	35,920	35,920	—	—	46,238	46,238
Loans at fair value(4)	—	66,198	22,056,057	22,122,255	—	—	13,557,074	13,557,074
Servicing rights	—	—	180,469	180,469	—	—	149,854	149,854
Third party warrants(5)(6)	—	—	630	630	—	—	630	630
Derivative assets(5)(7)(8)	—	2,209	—	2,209	—	24,612	—	24,612
Purchase price earn-out(5)(9)	—	—	—	—	—	—	54	54
IRLCs(5)(10)	—	—	2,155	2,155	—	—	216	216
Student loan commitments(5)(10)	—	—	5,465	5,465	—	—	—	—
Interest rate caps(5)(8)	—	3,269	—	3,269	—	9,178	—	9,178
Digital assets safeguarding asset(5)(11)	—	9,292	—	9,292	—	106,826	—	106,826
Total assets	$527,711	$219,272	$22,280,696	$23,027,679	$137,032	$354,115	$13,754,066	$14,245,213
Liabilities
Debt(12)	$—	$119,641	$—	$119,641	$—	$89,142	$—	$89,142
Residual interests classified as debt	—	—	7,396	7,396	—	—	17,048	17,048
Derivative liabilities(5)(7)(8)	—	5,951	—	5,951	—	9,331	—	9,331
Student loan commitments(5)(10)	—	—	—	—	—	—	236	236
Digital assets safeguarding liability(5)(11)	—	9,292	—	9,292	—	106,826	—	106,826
Total liabilities	$—	$134,884	$7,396	$142,280	$—	$205,299	$17,284	$222,583
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
(4)During the year ended December 31, 2023, we transferred $66,198 out of Level 3 into Level 2 relating to home loans due to an update to pricing sources utilized by third-party valuation specialists, as part of the integration of Wyndham. Personal loans and student loans classified as Level 3 do not trade in an active market with readily observable prices. Personal loans and home loans are presented within loans held for sale, at fair value. As of December 31, 2023 and December 31, 2022, student loans are presented within loans held for investment, at fair value and loans held for sale, at fair value, respectively.
(5)These assets and liabilities are presented within other assets and accounts payable, accruals and other liabilities, respectively, in the consolidated balance sheets.
(6)The key unobservable assumption used in the fair value measurement of the third party warrants was the price of the stock underlying the warrants. The fair value was measured as the difference between the stock price and the strike price of the warrants. As the strike price was insignificant, we concluded that the impact of time value on the fair value measure was immaterial.
(7)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. These instruments are presented on a gross basis herein. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 14. Derivative Financial Instruments for additional information.
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of December 31, 2023 and December 31, 2022, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
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
(11)The digital assets safeguarding liability and corresponding safeguarding asset are classified as Level 2, because they do not trade in active markets, and are valued using quoted prices on an active exchange that has been identified as the principal market for the underlying digital assets that are being held by our third-party custodians for the benefit of our members. Refer to Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for additional information about our digital assets activities.
(12)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of December 31, 2023 and December 31, 2022, the unpaid principal related to debt measured at fair value was $128,619 and $98,868, respectively. For the years ended December 31, 2023 and 2022, losses from changes in fair value were $2,969 and $586, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market, were immaterial for the years ended December 31, 2023 and 2022.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). During the year ended December 31, 2023, we had transfers out of Level 3 of $66,198 and no transfers into Level 3. During the year ended December 31, 2022, we did not have any transfers into or out of Level 3.

	Fair Value at								Fair Value at
	January 1, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	Transfers Out of Level 3	December 31, 2023
Assets
Personal loans	$8,610,434	$(5,045)	$61,951	$(938,403)	$13,801,065	$(6,197,997)	$(1,432)	$—	$15,330,573
Student loans	4,877,177	174,005	111,923	(96,678)	2,630,040	(970,690)	(293)	—	6,725,484
Home loans	69,463	6,694	24,783	(1,029,214)	997,492	(3,359)	339	(66,198)	—
Loans at fair value(1)	13,557,074	175,654	198,657	(2,064,295)	17,428,597	(7,172,046)	(1,386)	(66,198)	22,056,057
Servicing rights(2)	149,854	34,700	2,464	(1,259)	59,119	(64,409)	—	—	180,469
Residual investments(3)	46,238	1,375	3,235	(807)	—	(14,121)	—	—	35,920
IRLCs(4)	216	5,323	363	—	—	(3,747)	—	—	2,155
Student loan commitments(4)	(236)	7,480	—	—	—	(1,779)	—	—	5,465
Third party warrants(5)	630	—	—	—	—	—	—	—	630
Purchase price earn out(6)	54	9	—	—	—	(63)	—	—	—
Liabilities
Residual interests classified as debt(3)	(17,048)	(425)	(1,203)	—	—	11,280	—	—	(7,396)
Net impact on earnings		$224,116

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at
	January 1, 2022	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	December 31, 2022
Assets
Personal loans	$2,289,426	$129,132	$1,677,682	$(2,911,491)	$9,773,705	$(2,322,634)	$(25,386)	$8,610,434
Student loans	3,450,837	15,786	817,864	(877,920)	2,245,499	(734,937)	(39,952)	4,877,177
Home loans	212,709	(10,840)	2,901	(1,094,981)	966,177	(6,503)	—	69,463
Loans at fair value(1)	5,952,972	134,078	2,498,447	(4,884,392)	12,985,381	(3,064,074)	(65,338)	13,557,074
Servicing rights(2)	168,259	39,651	3,712	(22,020)	45,126	(84,874)	—	149,854
Residual investments(3)	121,019	2,240	—	(36,732)	—	(40,289)	—	46,238
IRLCs(4)	3,759	(2,630)	—	—	—	(913)	—	216
Third party warrants(5)	1,369	(739)	—	—	—	—	—	630
Purchase price earn out(6)	4,272	1,094	—	—	—	(5,312)	—	54
Liabilities
Residual interests classified as debt(3)	(93,682)	(6,608)	—	—	—	83,242	—	(17,048)
Student loan commitments(4)	2,220	(1,876)	—	—	—	(580)	—	(236)
Net impact on earnings		$165,210
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included securitization clean-up calls of $39,936 during the year ended December 31, 2023, and $518,659 during the year ended December 31, 2022. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. During the year ended December 31, 2023, we had $66,198 of transfers out of Level 3 related to our home loans related to an update to pricing sources utilized by third-party valuation specialists. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, and securitizations, and within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive loss.
(2)For servicing rights, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss.
(3)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss, a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—loans and securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. Purchases of IRLCs during the year ended December 31, 2023 were associated with our acquisition of Wyndham. For year-to-date periods, amounts represent the summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss.
(5)For purchase price earn out, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss.
(6)For third party warrants, impacts on earnings are recorded within noninterest income—other in the consolidated statements of operations and comprehensive loss.
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk was $(26,625), $(49,453) and $4,143 during the years ended December 31, 2023, 2022 and 2021, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.

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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	December 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	17.5% – 29.5%	23.2%	17.3% – 25.5%	19.1%
Annual default rate	4.5% – 50.4%	4.8%	3.8% – 37.7%	4.4%
Discount rate	5.5% – 8.1%	5.5%	5.4% – 8.3%	6.1%
Student loans
Conditional prepayment rate	8.4% – 12.6%	10.5%	16.3% – 21.8%	20.4%
Annual default rate	0.4% – 6.4%	0.6%	0.2% – 4.5%	0.5%
Discount rate	4.1% – 8.1%	4.3%	3.6% – 8.7%	4.0%
Home loans(1)
Conditional prepayment rate	n/m	n/m	2.0% – 10.2%	7.0%
Annual default rate	n/m	n/m	0.1% – 1.3%	0.1%
Discount rate	n/m	n/m	5.7% – 14.1%	5.9%
_____________________
(1)As of December 31, 2023, we had no Level 3 home loans.
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
•Discount rate — The weighted average rate at which the expected cash flows are discounted to arrive at the net present value of the loans. The discount rate is primarily determined based on an underlying benchmark rate, curve and spread(s), the latter of which is determined based on factors including, but not limited to, weighted average coupon rate, prepayment rate, default rate and resulting expected duration of the assets. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	December 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.1% – 1.8%	0.2%	0.2% – 0.5%	0.3%
Conditional prepayment rate	17.9% – 35.5%	22.4%	17.9% – 31.3%	22.7%
Annual default rate	3.3% – 22.5%	4.7%	3.4% – 7.9%	4.9%
Discount rate	8.8% – 8.8%	8.8%	7.8% – 7.8%	7.8%
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	10.9% – 15.3%	12.2%	15.4% – 21.9%	17.8%
Annual default rate	0.3% – 3.7%	0.6%	0.3% – 4.3%	0.4%
Discount rate	8.8% – 8.8%	8.8%	7.8% – 7.8%	7.8%
Home loans
Market servicing costs	0.1% – 0.2%	0.2%	0.1% – 0.1%	0.1%
Conditional prepayment rate	5.6% – 24.0%	8.1%	4.9% – 11.0%	5.2%
Annual default rate	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Discount rate	9.2% – 10.0%	9.3%	9.0% – 9.0%	9.0%
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	December 31,
	2023	2022
Market servicing costs
2.5 basis points increase	$(6,176)	$(10,395)
5.0 basis points increase	(12,351)	(20,807)
Conditional prepayment rate
10% increase	$(5,189)	$(4,036)
20% increase	(10,098)	(7,833)
Annual default rate
10% increase	$(480)	$(166)
20% increase	(921)	(331)
Discount rate
100 basis points increase	$(4,674)	$(3,905)
200 basis points increase	(9,054)	(7,562)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	December 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	12.2% – 28.3%	14.8%	17.9% – 32.0%	19.9%
Annual default rate	0.5% – 6.9%	1.4%	0.4% – 5.4%	1.1%
Discount rate	5.8% – 15.5%	8.7%	4.8% – 10.5%	6.7%
Residual interests classified as debt
Conditional prepayment rate	12.3% – 12.6%	12.4%	17.2% – 18.1%	17.8%
Annual default rate	0.7% – 0.7%	0.7%	0.6% – 0.8%	0.7%
Discount rate	10.0% – 10.3%	10.0%	7.5% – 7.5%	7.5%
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

	December 31, 2023		December 31, 2022
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	71.9% – 77.2%	76.3%	11.1% – 58.6%	46.3%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% - 95.0%	95.0%
_____________________
(1)The aggregate amount of student loans we committed to fund was $89,369 as of December 31, 2023. The higher assumptions in the 2023 period reflect the home loan funding pipeline associated with our acquisition of Wyndham. See Note 14. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
Safeguarding Assets and Liabilities
The following table presents the significant digital assets held by our third-party custodians on behalf of our members:

	December 31, 2023	December 31, 2022
Bitcoin (BTC)	$5,425	$44,346
Ethereum (ETH)	3,304	37,826
Ethereum Classic (ETC)	294	2,333
Litecoin (LTC)	198	2,492
Dogecoin (DOGE)	8	4,784
Cardano (ADA)(1)	—	5,217
Solana (SOL)(1)	—	1,588
All other(1)(2)	63	8,240
Digital assets safeguarding liability and corresponding safeguarding asset(3)	$9,292	$106,826
___________________
(1)Effective June 9, 2023, we ended support of these digital assets, as well as several others included in the “all other” category.
(2)Includes 17 and 23 digital assets as of December 31, 2023 and December 31, 2022, respectively, none of which were determined to be individually significant.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(3)Refer to Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for additional information about our digital assets activities.
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Cash and cash equivalents(1)	$3,085,020	$3,085,020	$—	$—	$3,085,020
Restricted cash and restricted cash equivalents(1)	530,558	530,558	—	—	530,558
Loans at amortized cost(2)	836,159	—	—	864,312	864,312
Other investments(3)	83,551	—	83,551	—	83,551
Total assets	$4,535,288	$3,615,578	$83,551	$864,312	$4,563,441
Liabilities
Deposits(4)	$18,620,663	$—	$18,612,822	$—	$18,612,822
Debt(5)	5,113,775	955,306	4,024,516	—	4,979,822
Total liabilities	$23,734,438	$955,306	$22,637,338	$—	$23,592,644
December 31, 2022
Assets
Cash and cash equivalents(1)	$1,421,907	$1,421,907	$—	$—	$1,421,907
Restricted cash and restricted cash equivalents(1)	424,395	424,395	—	—	424,395
Loans at amortized cost(2)	307,957	—	—	328,775	328,775
Other investments(3)	28,651	—	28,651	—	28,651
Total assets	$2,182,910	$1,846,302	$28,651	$328,775	$2,203,728
Liabilities
Deposits(4)	$7,342,296	$—	$7,340,160	$—	$7,340,160
Debt(5)	5,396,740	826,242	4,219,574	—	5,045,816
Total liabilities	$12,739,036	$826,242	$11,559,734	$—	$12,385,976
_____________________
(1)The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts.
(2)The fair value of our credit cards was determined using a discounted cash flow model with key inputs relating to weighted average lives, expected lifetime loss rates and discount rate. The fair value of our commercial and consumer banking and senior secured loans was determined using a discounted cash flow model with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults.
(3)Other investments include FRB stock and FHLB stock, which are presented within other assets in the consolidated balance sheets.
(4)The fair values of our deposits without contractually defined maturities (such as demand and savings deposits) and our noninterest-bearing deposits approximate their carrying values. The fair value of our time-based deposits was determined using a discounted cash flow model based on rates currently offered for deposits of similar remaining maturities.
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Investments in equity securities of $22,920 and $22,825 as of December 31, 2023 and 2022, respectively, which are presented within other assets in the consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $19,739 investment valued under the measurement alternative method during 2022 that was a former equity method investment.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 16. Share-Based Compensation

2011 Stock Option Plan
Prior to the Business Combination, the Company’s Amended and Restated 2011 Stock Option Plan (the “2011 Plan”) allowed the Company to grant shares of common stock to employees, non-employee directors and non-employee third parties. As of December 31, 2023, outstanding awards to non-employee third parties under the 2011 Plan were not material. The Company also had shares authorized under a stock plan assumed in a 2020 business combination, which were assumed by the 2011 Plan. Upon the Closing, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards may be granted under such plan. Awards outstanding under the 2011 Plan were assumed by SoFi Technologies upon the Closing and continue to be governed by the terms of the 2011 Plan.
2021 Stock Option and Incentive Plan
In connection with the Closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. Under the 2021 Plan, effective January 1, 2022, our Board of Directors authorized the issuance of an additional 8,937,242 shares. In the third quarter of 2022, the Company’s stockholders approved the amendment and restatement of the 2021 Stock Option and Incentive Plan (the “Amended and Restated 2021 Plan”), including a modification to the evergreen provision and an increase in the number of shares of common stock available for issuance under the plan. As of December 31, 2023, the Amended and Restated 2021 Plan includes an aggregate of 151,677,954 shares of common stock authorized for issuance of awards. The Amended and Restated 2021 Plan allows for the number of authorized shares to increase on the first day of each fiscal year beginning on January 1, 2023 and ending on and including January 1, 2030 equal to the lesser of (a) five percent of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (b) such smaller number of shares of common stock as determined by the Board of Directors. The Amended and Restated 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, RSUs (including PSUs), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
Effective January 1, 2023, we approved a plan to allow our non-employee directors to elect, on an annual basis, to defer their cash retainers into equity awards, and/or to defer their RSU grants, which vest in accordance with the grant terms (collectively referred to as DSUs). DSUs are equity awards that entitle the holder to shares of our common stock when the awards vest. Directors may choose to receive their deferred stock distributions in a lump sum or in installments over different time periods. DSUs are measured based on the fair value of our common stock on the date of grant. DSU activity is presented with RSUs in the disclosures below.
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2023	2022	2021
Technology and product development	$91,400	$77,674	$61,431
Sales and marketing	26,783	24,176	16,140
Cost of operations	10,662	17,837	11,743
General and administrative	142,371	186,307	149,697
Total	$271,216	$305,994	$239,011
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
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2023	18,749,679	$7.43	4.7
Exercised	(796,883)	1.44
Expired	(56,064)	6.67
Outstanding as of December 31, 2023	17,896,732	$7.70	3.8
Exercisable as of December 31, 2023	17,896,732	$7.70	3.8

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $5.6 million, $15.0 million and $131.2 million, respectively. As of December 31, 2023, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $40.3 million and $40.3 million, respectively.
Total compensation cost related to unvested stock options not yet recognized as of December 31, 2023 was immaterial.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. For employees hired during 2023, new hire RSU grants typically vest between 12.5% to 25% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 6- to 14-quarter period. For employees hired during 2022, new hire RSU grants typically vest 12.5% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 14-quarter period. For employees hired before January 1, 2022, new hire RSU grants typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. RSUs have been issued under other vesting schedules, including grants to existing employees. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	69,538,139	$9.07
Granted	38,399,214	6.51
Vested(1)	(33,564,543)	8.42
Forfeited	(9,493,314)	8.86
Outstanding as of December 31, 2023	64,879,496	$7.95
_____________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $282.6 million, $249.9 million, and $139.6 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The weighted average grant date fair value of RSUs issued during the years ended December 31, 2022 and 2021was $7.32 and $16.92, respectively. As of December 31, 2023, there was $473.4 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.0 years.
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. During 2021 and 2023, we granted PSUs that will vest, if at all, on a graded basis during the four-year period commencing on May 28, 2022, subject to the achievement of specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, now that we are a bank holding company, maintaining certain minimum standards applicable to bank holding companies. All PSUs are subject to continued employment on the date of vesting. In the event of a Sale Event (as defined in the 2021 Amended and Restated Plan), the awards may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions.
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	19,563,747	$9.84
Granted	97,752	3.36
Forfeited	(3,421,318)	7.52
Outstanding as of December 31, 2023	16,240,181	$10.29
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period.
We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted:

Input	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Risk-free interest rate	1.6%	1.6%	0.8% – 0.8%
Expected volatility	37.7%	37.7%	34.9% – 35.9%
Fair value of common stock	$12.06	$12.06	$16.99 – $23.21
Dividend yield	—%	—%	—%
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
The weighted average grant date fair value of PSUs issued during the years ended December 31, 2022 and 2021 was $3.71 and $9.50, respectively.
As of December 31, 2023, there was $6.5 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 0.8 years.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 17. Income Taxes

Loss before income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(131,899)	$(299,751)	$(461,023)
Foreign(1)	(169,259)	(18,970)	(20,154)
Loss before income taxes	$(301,158)	$(318,721)	$(481,177)
_________________
(1)Foreign loss before income taxes for the year ended December 31, 2023 reflects the impact of goodwill impairment losses related to the Technisys reporting unit.
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current tax expense:
U.S. federal	$5,842	$—	$—
U.S. state and local	8,640	4,275	1,481
Foreign	930	909	75
Total current tax expense	15,412	5,184	1,556
Deferred tax expense (benefit):
U.S. state and local	(115)	543	1,222
Foreign	(15,713)	(4,041)	(18)
Total deferred tax expense (benefit)	(15,828)	(3,498)	1,204
Income tax expense (benefit)	$(416)	$1,686	$2,760
Our income tax benefit position in 2023 was primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys. These benefits were offset by income tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. See Note 2. Business Combinations and Note 8. Goodwill and Intangible Assets for additional information.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The table below presents a reconciliation of the expected income tax benefit at the statutory federal income tax rate to the income tax expense (benefit) at the effective income tax rate:

	Year Ended December 31,
	2023	2022	2021
Expected income tax benefit at federal statutory rate	$(63,243)	$(66,944)	$(101,047)
Goodwill impairment	51,907	—	—
Valuation allowance for deferred tax assets	14,461	27,101	92,197
Non-deductible compensation expense(1)	15,579	23,100	23,838
State and local income taxes, net of federal benefit	6,725	4,591	2,096
Share-based compensation	554	19,811	(33,950)
Research and development tax credits	(22,249)	(12,496)	(7,067)
Change in fair value of warrants	—	—	22,539
Other	(4,150)	6,523	4,154
Income tax expense (benefit)	$(416)	$1,686	$2,760
Effective tax rate	0.14%	(0.53)%	(0.57)%
_________________
(1)Reflects the impact of applying Section 162(m), which prohibits deduction of certain excess employee compensation to certain “covered employees”.
The table below presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits at beginning of year	$23,730	$6,972	$5,117
Gross increases – tax positions in prior period(1)	493	10,944	582
Gross decreases – tax positions in prior period	(27)	(98)	—
Gross increases – tax positions in current period	5,491	6,236	1,273
Lapse of statute of limitations	—	(324)	—
Unrecognized tax benefits at end of year	$29,687	$23,730	$6,972
_________________
(1)Increases to our unrecognized tax benefits in 2022 were primarily related to the recognition of historical tax reserves that existed at the time of the Technisys Merger and were primarily recorded through goodwill.
As of December 31, 2023 and 2022 unrecognized tax benefits of $7,525 and $6,812, respectively, if recognized, would affect our effective tax rate in a future period. As of December 31, 2021, none of the unrecognized tax benefits, if recognized, would affect our effective tax rate in a future period, as the tax benefit would increase a deferred tax asset, which is offset with a valuation allowance. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions; however, we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Interest and penalties recorded during the year ended December 31, 2023 and 2022 were immaterial. No interest and penalties were recorded during the year ended December 31, 2021.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The table below presents the significant components of the Company’s net deferred tax liabilities:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$236,492	$287,473
Operating lease liabilities	21,554	24,009
Share-based compensation	24,730	27,571
Research and development credits	77,395	56,811
Accruals and other	59,364	32,130
Gross deferred tax assets	419,535	427,994
Valuation allowance	(345,611)	(318,410)
Total deferred tax assets	$73,924	$109,584
Deferred tax liabilities:
Amortization	$(42,261)	$(101,971)
Operating lease ROU assets	(18,790)	(20,597)
Servicing rights	(49,202)	(41,168)
Other	(3,900)	(2,330)
Total deferred tax liabilities	(114,153)	(166,066)
Deferred tax liabilities, net	$(40,229)	$(56,482)
The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended December 31, 2021
Deferred tax asset valuation allowance	$141,101	$125,347	$—	$—	$266,448
Year Ended December 31, 2022
Deferred tax asset valuation allowance	266,448	37,536	14,426	—	318,410
Year Ended December 31, 2023
Deferred tax asset valuation allowance	318,410	27,201	—	—	345,611
During the years ended December 31, 2023, 2022, and 2021, we maintained a full valuation allowance against our net deferred tax assets, in applicable jurisdictions, increasing our valuation allowance by $27,201, $37,536 and $125,347, respectively. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.
The table below provides information about our net operating loss carryforwards by jurisdiction:

	December 31, 2023	Expiration
U.S. federal(1)	$47,943	2036 – 2037
	633,125	Indefinite
U.S. state(2)	879,425	2024 – 2042
	85,254	Indefinite
Foreign	35,411	2024 – 2043
	80,417	Indefinite

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
_____________________
(1)Federal net operating loss carryforwards generated in periods after December 31, 2017 are subject to an 80% limitation when used in future tax periods as a result of the TCJA passed in 2017. The CARES Act provided for the temporary elimination of the 80% limitation for any net operating loss utilization prior to January 1, 2021.
(2)State conformity to either TCJA or the CARES Act, which was signed into law in March 2020, is established by each state’s local statutes and conformity to one act does not require conformity to both acts.
Federal and state research and development tax credits of $95,211 as of December 31, 2023 will expire at various dates beginning in 2031, if not utilized.
The Company files a federal income tax return in the United States and also files in various state and foreign jurisdictions. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2011
California	2012
New York State and City	2016
Argentina	2018
A portion of our foreign operations benefit from tax holidays in two jurisdictions. However, due to loss carryforwards, tax holidays do not result in cash tax benefits for any period presented. First, we qualify for a tax holiday in Argentina by fulfilling certain requirements of the “Regime for the Promotion of the Knowledge Economy (Law 27,506)”. The regime is in effect from January 1, 2020, through December 31, 2029. An annual application process is required for approval and to continue to qualify for the holiday. The regime reduces the statutory federal income tax rate from 35% to 24%. Second, we are operating under a 100% tax holiday in Uruguay due to our software-related services. There is no current expiration date for this holiday.

Note 18. Commitments, Guarantees, Concentrations and Contingencies

Commitments
As of December 31, 2023, we had $670.3 million in financial commitments outstanding related to sponsorship, advertising, and cloud computing agreements under which we are required to make payments over the life of the agreements ranging from one to 17 years.
We made payments related to these commitments totaling $67,277, $50,829 and $22,017 during the years ended December 31, 2023, 2022 and 2021, respectively. Amounts payable in future periods are as follows:

December 31, 2023
2024	$85,807
2025	58,330
2026	46,280
2027	46,845
2028	43,237
Thereafter	389,830
Total	$670,329

We also have commitments to fund home loans and student loans that are only cancellable at the option of the borrower. The commitments are measured at fair value on a recurring basis. See Note 15. Fair Value Measurements for additional information.
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of December 31, 2023, we funded

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
$1.2 million of loans, which are presented within loans held for investment in the consolidated balance sheets, and had $18.8 million of the total $20.0 million commitment outstanding.
For information on our leases, see Note 9. Property, Equipment, Software and Leases.
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
Contingencies
Legal Proceedings
In the ordinary course of business, the Company may be subject to a variety of pending legal proceedings. While we are unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, many of these matters are in various stages of proceedings and further developments could cause management to revise its assessment of these matters. Our assessments are based on our knowledge and historical experience, as well as the specific facts and circumstances asserted, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed. Regardless of the final outcome, defending lawsuits, claims, government and self-regulatory organization investigations, and proceedings in which we are involved is costly and can impose a significant burden on management and employees, and there can be no assurances that we will receive favorable final outcomes.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of December 31, 2023 and 2022, we accrued liabilities within accounts payable, accruals and other liabilities in the consolidated balance sheets of $5.9 million and $1.4 million, respectively, related to our estimated repurchase obligation, the former of which includes liabilities assumed in our acquisition of Wyndham. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $6.7 billion and $5.1 billion, respectively.
As of December 31, 2023 and 2022, we had a total of $6.4 million and $9.1 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million and $3.1 million of our cash as of December 31, 2023 and 2022, respectively, which is included within restricted cash and restricted cash equivalents in the consolidated balance sheets.
As of December 31, 2023 and 2022, we had a total of $27.2 million and $11.7 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of December 31, 2023 and 2022, we were in compliance with all minimum net worth requirements and, therefore, have not accrued any liabilities related to fines or penalties.
Retirement Plans
We have a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 100% of eligible compensation up to the annual maximum as determined by the IRS. Our contributions to the plan are discretionary. We have not made any contributions to the plan to date.

Note 19. Loss Per Share

Prior to the Business Combination, our participating interests included all series of our preferred stock, and we computed loss per share attributable to common stock using the two-class method required for participating interests. Prior to the Business Combination, all other classes of preferred stock, except for Series C, had stated dividend rights, which had priority over undistributed earnings. The remaining losses were shared pro-rata among the preferred stock (with the exception of Series 1 preferred stock) and common stock outstanding during the measurement period, as if all of the losses for the period had been distributed. While our calculation of loss per share accounted for a loss allocation to all participating shares, we only presented loss per share below for our common stock.
Subsequent to the Business Combination, we did not have any participating interests. Series 1 Redeemable Preferred Stock has preferential cumulative dividend rights. For each period presented, we increased net loss by the contractual amount of dividends payable to holders of Series 1 Redeemable Preferred Stock.
Basic loss per share of common stock is computed by dividing net loss, adjusted for the impact of Series 1 Redeemable Preferred Stock dividends, by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per share of common stock is computed by dividing net income, adjusted for the impact of Series 1 Redeemable Preferred Stock dividends, by the weighted average number of shares of common stock outstanding during the period plus amounts representing the dilutive effect of contingently issuable shares including PSU awards which require future service as a condition of delivery of the underlying common stock, RSUs, outstanding options, outstanding warrants and dilution resulting from the conversion of convertible notes, if applicable. The adjustment for convertible notes reflects the conversion price at the end of the reporting period. We excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted earnings (loss) per share in the periods where their inclusion would have been anti-dilutive.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted loss per share were as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(300,742)	$(320,407)	$(483,937)
Less: Redeemable preferred stock dividends	(40,425)	(40,425)	(40,426)
Net loss attributable to common stockholders – basic and diluted	$(341,167)	$(360,832)	$(524,363)
Denominator:
Weighted average common stock outstanding – basic	945,024,160	900,886,113	526,730,261
Weighted average common stock outstanding – diluted	945,024,160	900,886,113	526,730,261
Loss per share – basic	$(0.36)	$(0.40)	$(1.00)
Loss per share – diluted	$(0.36)	$(0.40)	$(1.00)
We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common stockholders. These amounts represent the number of instruments outstanding at the end of the year.

	Year Ended December 31,
	2023	2022	2021
Common stock options	17,896,732	18,749,679	21,171,147
Common stock warrants	12,170,990	12,170,990	12,170,990
Unvested RSUs(1)	64,879,496	69,538,139	48,687,524
Unvested PSUs	16,240,181	19,563,747	22,970,396
Convertible notes(2)	49,610,631	53,538,000	53,538,000
Contingent common stock(3)	45,859	6,305,595	—
____________________
(1)As of December 31, 2023, includes DSUs granted to non-employee directors. See Note 16. Share-Based Compensation for additional information.
(2)Represents the shares of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the date indicated. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 12. Debt for additional information.
(3)As of December 31, 2023 and December 31, 2022, includes contingently returnable common stock in connection with the Technisys Merger during 2022, which consists of shares held in escrow pending resolution of outstanding indemnification claims by SoFi. These shares were issued in 2022 and partially released in 2023. See Note 2. Business Combinations for additional information.

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
During the first quarter of 2022, we implemented an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding. The primary objective of the FTP framework is to transfer interest rate risk from the business segments by providing matched duration of funding of assets and liabilities to allocate interest income and interest expense to each segment. Therefore, the financial impact, management and reporting of interest rate risk is centralized in Corporate/Other, where it is monitored and managed. Under the FTP framework, treasury provides a funds credit for sources of funds, such as deposits, and a funds charge for the use of funds, such as loan originations and credit card. The process for determining FTP credits and charges is based on a number of factors and assumptions, including prevailing market interest rates, the expected duration of interest-earning and interest-bearing assets and liabilities, contingent risks and behaviors, and our broader funding profile. As the durations of assets and liabilities are typically not perfectly matched, the residual impact of the FTP framework is reflected within Corporate/Other. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in further refinements or changes to the framework in future periods. The application of the FTP framework impacts the measure of net interest income and, thereby, total net revenue and contribution profit (loss) for our reportable segments, as well as the total net revenue of Corporate/Other, but has no impact on our consolidated results of operations.
Prior to implementing the FTP framework, the presentation of our Lending and Financial Services segments’ net interest income reflected the difference between interest income earned on our loans and the actual interest expense incurred on any loans that were financed. Under the FTP framework, such interest expense is incurred by treasury within Corporate/Other and replaced by an FTP charge. Application of our current FTP framework during the comparative year ended December 31, 2021 would not have had a material impact on Lending or Financial Services segment net interest income.
The accounting policies of our reportable segments are consistent with those described in Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards, except for the application of the FTP framework and the allocations of consolidated income and consolidated expenses. Assets are not allocated to reportable segments, as our CODM does not evaluate reportable segments using discrete asset information.
Segment Information
Lending. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests (inclusive of our economic hedging activities), gains or losses recognized on transfers that meet the true sale requirements, and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. In our Lending segment, we also earn the difference between interest income earned on our loans and interest expense as determined using the FTP framework for the year ended December 31, 2023 and the majority of the year ended December 31, 2022, and from our warehouse financing for the year ended December 31, 2021. Our CODM considers net interest income in addition to contribution profit in evaluating the performance of our Lending segment and making resource allocation decisions. Therefore, we present interest income net of interest expense.
Technology Platform. The Technology Platform segment includes: (i) technology products and solutions revenue, which is primarily related to our platform as a service through Galileo, which provides the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features, (ii) beginning in March 2022, revenue earned by Technisys, which

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
expanded our segment to include a cloud-native digital and core banking platform offering and which results in the sale of software licenses and the provision of related technology solutions, and (iii) beginning in the third quarter of 2023, interest income earned on segment cash balances, for which prior period amounts were determined to be immaterial. See Note 2. Business Combinations for additional information on the Technisys Merger.
Financial Services. The Financial Services segment primarily includes our SoFi Money product (primarily inclusive of checking and savings accounts, as well as cash management accounts), SoFi Invest product, SoFi Credit Card product, SoFi Relay personal finance management product and other financial services, such as lead generation and content for other financial services institutions and our members. Checking and savings provides members a digital banking experience that offers no account fees, 2-day early paycheck and a competitive annual percentage yield. SoFi Money cash management provides members a digital cash management experience. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework, interchange fees on our member debit and credit transactions, and fees related to pay for order flow and share lending arrangements in SoFi Invest. We also earn referral fees in connection with referral activity we facilitate through our platform.
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
Corporate/Other. Non-segment operations are classified as Corporate/Other, which includes net revenues associated with corporate functions that are not directly related to a reportable segment. Beginning in the first quarter of 2022, net interest income (expense) within Corporate/Other reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. These non-segment net revenue (loss) also include interest income earned on corporate cash balances, nonrecurring income on certain investments from available cash on hand, such as our investments in AFS debt securities (which investments are not interconnected with our core business lines and, thereby, reportable segments), noninterest income related to gains and losses on extinguishment of corporate borrowings including our convertible notes, and interest expense on other corporate borrowings, such as our revolving credit facility and the amortization of debt issuance costs and original issue discount on our convertible notes.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

Year Ended December 31, 2023	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$960,773	$1,514	$334,847	$1,297,134	$(35,394)	$1,261,740
Noninterest income (expense)(2)	409,848	350,826	101,668	862,342	(1,293)	861,049
Total net revenue (loss)	$1,370,621	$352,340	$436,515	$2,159,476	$(36,687)	$2,122,789
Servicing rights – change in valuation inputs or assumptions(3)	(34,700)	—	—	(34,700)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	425	—	—	425
Directly attributable expenses	(513,073)	(257,554)	(436,777)	(1,207,404)
Contribution profit (loss)	$823,273	$94,786	$(262)	$917,797

Year Ended December 31, 2022	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$531,480	$—	$92,574	$624,054	$(39,958)	$584,096
Noninterest income (expense)(2)	608,511	315,133	75,102	998,746	(9,307)	989,439
Total net revenue (loss)	$1,139,991	$315,133	$167,676	$1,622,800	$(49,265)	$1,573,535
Servicing rights – change in valuation inputs or assumptions(3)	(39,651)	—	—	(39,651)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	6,608	—	—	6,608
Directly attributable expenses	(442,945)	(238,620)	(367,102)	(1,048,667)
Contribution profit (loss)	$664,003	$76,513	$(199,426)	$541,090

Year Ended December 31, 2021	Lending	Technology Platform(1)	Financial Services(1)	Reportable Segments Total	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$258,102	$(29)	$3,765	$261,838	$(9,594)	$252,244
Noninterest income(2)	480,221	194,915	54,313	729,449	3,179	732,628
Total net revenue (loss)	$738,323	$194,886	$58,078	$991,287	$(6,415)	$984,872
Servicing rights – change in valuation inputs or assumptions(3)	2,651	—	—	2,651
Residual interests classified as debt – change in valuation inputs or assumptions(4)	22,802	—	—	22,802
Directly attributable expenses	(364,169)	(130,439)	(192,996)	(687,604)
Contribution profit (loss)	$399,607	$64,447	$(134,918)	$329,136

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
_____________________
(1)Within the Technology Platform segment, intercompany fees were $22,199, $7,604 and $1,863 for the years ended December 31, 2023, 2022 and 2021, respectively. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
(2)Refer to Note 3. Revenue for a reconciliation of revenue from contracts with customers to total noninterest income (expense).
(3)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change, which is recorded within noninterest income in the consolidated statements of operations and comprehensive loss, is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, the changes in fair value attributable to assumption changes are adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
(4)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive loss. The fair value change attributable to assumption changes has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to securitization collateral cash flows), or the general operations of our business. As such, this non-cash change in fair value during the period is adjusted to provide management and financial users with better visibility into the cash flows available to finance our operations.
The following table reconciles reportable segments total contribution profit to loss before income taxes. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Year Ended December 31,
	2023	2022	2021
Reportable segments total contribution profit	$917,797	$541,090	$329,136
Corporate/Other total net loss	(36,687)	(49,265)	(6,415)
Intercompany expenses	22,199	7,604	1,863
Servicing rights – change in valuation inputs or assumptions	34,700	39,651	(2,651)
Residual interests classified as debt – change in valuation inputs or assumptions	(425)	(6,608)	(22,802)
Expenses not allocated to segments:
Share-based compensation expense	(271,216)	(305,994)	(239,011)
Employee-related costs(1)	(250,326)	(184,764)	(143,847)
Depreciation and amortization expense	(201,416)	(151,360)	(101,568)
Goodwill impairment expense	(247,174)	—	—
Fair value change of warrant liabilities	—	—	(107,328)
Special payment(2)	—	—	(21,181)
Other corporate and unallocated expenses(3)	(268,610)	(209,075)	(167,373)
Loss before income taxes	$(301,158)	$(318,721)	$(481,177)
_____________________
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

	Year Ended December 31,
	2023	2022	2021
United States	$2,028,112	$1,504,680	$981,705
All foreign countries	94,677	68,855	3,167
Total net revenue	$2,122,789	$1,573,535	$984,872

	December 31,
	2023	2022
United States	$29,133,417	$17,921,296
All foreign countries	941,441	1,086,379
Total assets	$30,074,858	$19,007,675

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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of December 31, 2023, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of December 31, 2023, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
These requirements establish required minimum ratios for CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. Additionally, regulatory capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios in order to avoid restrictions on capital distributions and discretionary bonuses. In addition, the Federal Reserve and the OCC have authority to require banking organizations subject to their supervision to hold additional amounts of capital in excess of the minimum risk-based capital ratios.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The risk- and leverage-based capital ratios and amounts are presented below:

	December 31, 2023		December 31, 2022
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$3,331,616	17.3%	$1,162,024	14.6%	7.0%	6.5%
Tier 1 risk-based capital	3,331,616	17.3%	1,162,024	14.6%	8.5%	8.0%
Total risk-based capital	3,386,105	17.6%	1,202,429	15.1%	10.5%	10.0%
Tier 1 leverage	3,331,616	15.0%	1,162,024	15.3%	4.0%	5.0%
Risk-weighted assets	19,244,841		7,972,956
Quarterly adjusted average assets	22,273,285		7,615,481
SoFi Technologies
CET1 risk-based capital	$3,439,969	15.0%	$3,188,341	20.3%	7.0%	n/a
Tier 1 risk-based capital	3,439,969	15.0%	3,188,341	20.3%	8.5%	n/a
Total risk-based capital	3,494,458	15.3%	3,228,746	20.6%	10.5%	n/a
Tier 1 leverage	3,439,969	12.8%	3,188,341	21.8%	4.0%	n/a
Risk-weighted assets	22,883,185		15,695,217
Quarterly adjusted average assets	26,782,318		14,592,551
___________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of December 31, 2023 and December 31, 2022, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since December 31, 2023 that management believes would change the categorization.

Note 22. Parent Company Condensed Financial Information

The following parent company condensed financial statements are prepared in accordance with Regulation S-X of the SEC, which require such disclosures when the restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets. The condensed balance sheets as of December 31, 2023 and 2022 reflect balances at SoFi Technologies, Inc. The condensed statement of operations and comprehensive loss and condensed statement of cash flows reflect the activity of Social Finance, Inc. from January 1, 2021 through the close of the Business Combination in May 2021, and reflect the activity of SoFi Technologies, Inc. subsequent to the close of the Business Combination. Refer to Note 2. Business Combinations for additional information on the Business Combination.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Balance Sheets
(Parent Company Only)
(In Thousands, Except for Share Data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$201	$201
Intercompany receivables	9,245	—
Investments in subsidiaries	6,407,596	5,802,861
Goodwill	590,539	713,217
Intangible assets	180,240	213,328
Other assets	250	471
Total assets	$7,188,071	$6,730,078
Liabilities, temporary equity and permanent equity
Liabilities:
Accounts payable, accruals and other liabilities	$50,296	$21,019
Debt	1,582,789	1,180,583
Total liabilities	1,633,085	1,201,602
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; 3,234,000 and 3,234,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 975,861,793 and 933,896,120 shares issued and outstanding as of December 31, 2023 and 2022, respectively(2)	97	93
Additional paid-in capital	7,039,987	6,719,826
Accumulated other comprehensive loss	(1,209)	(8,296)
Accumulated deficit	(1,804,263)	(1,503,521)
Total permanent equity	5,234,612	5,208,102
Total liabilities, temporary equity and permanent equity	$7,188,071	$6,730,078
_______________
(1)Redemption amount is $323,400 as of December 31, 2023 and 2022.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2023 and December 31, 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Parent Company Only)
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Interest income	$—	$—	$6,279
Interest expense	28,258	5,075	14,926
Net interest expense	(28,258)	(5,075)	(8,647)
Noninterest income	14,832	—	2,617
Total net revenue (loss)	(13,426)	(5,075)	(6,030)
Noninterest expense	169,971	42,114	278,697
Loss before income taxes	(183,397)	(47,189)	(284,727)
Income tax benefit	10,696	—	5,294
Loss before equity in loss of subsidiaries	(172,701)	(47,189)	(279,433)
Equity in loss of subsidiaries	(128,041)	(273,218)	(204,504)
Net loss	$(300,742)	$(320,407)	$(483,937)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale debt securities, net	6,410	(7,260)	(1,351)
Foreign currency translation adjustments, net	677	435	46
Total other comprehensive income (loss)	7,087	(6,825)	(1,305)
Comprehensive loss	$(293,655)	$(327,232)	$(485,242)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Statements of Cash Flows
(Parent Company Only)
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net cash (used in) provided by operating activities	$(42,618)	$290,298	$(136,134)
Investing activities
Changes in investments in subsidiaries	$79,185	$(284,295)	$(3,231,314)
Issuances of notes to subsidiaries	—	—	(312)
Proceeds from securitization investments	—	—	106,994
Proceeds from non-securitization investments	—	—	107,534
Other investing activities	—	—	13,122
Net cash provided by (used in) investing activities	$79,185	$(284,295)	$(3,003,976)
Financing activities
Net change in debt facilities	$—	$—	$144,339
Proceeds from other debt issuances	—	—	1,010,728
Repayment of other debt	—	—	(250,000)
Taxes paid related to net share settlement of share-based awards	(15,300)	(8,983)	(42,644)
Payment of redeemable preferred stock dividends	(20,213)	—	—
Redemptions of redeemable common and preferred stock	—	—	(282,859)
Proceeds from Business Combination and PIPE Investment	—	—	1,989,851
Proceeds from warrant exercises	—	—	95,047
Purchase of capped calls	—	—	(113,760)
Other financing activities	(1,054)	2,610	(4,605)
Net cash (used in) provided by financing activities	$(36,567)	$(6,373)	$2,546,097
Effect of exchange rates on cash and cash equivalents	—	571	46
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$—	$201	$(593,967)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	201	—	593,967
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$201	$201	$—
Notes to Parent Company Condensed Financial Information
Note 1. Debt
In October 2021, SoFi Technologies, Inc. issued $1.2 billion aggregate principal amount of convertible notes due 2026. In December 2023, SoFi Technologies, Inc. repurchased $88.0 million aggregate principal amount of the convertible notes, which were settled through the issuance of 9,490,000 shares of common stock.
In April 2023, SoFi Technologies, Inc. entered into the Amended and Restated Credit Agreement, which amended and restated the Original Credit Agreement entered into by Social Finance, Inc. in September 2018 to, among other things, change the borrower entity under the revolving credit facility to SoFi Technologies, Inc.
See Note 12. Debt for additional information on these debt arrangements.
Note 2. Temporary Equity
See Note 13. Equity for information on the redeemable preferred stock held at SoFi Technologies, Inc.

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “2013 Framework”. Based on this assessment, as noted below, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in this Form 10-K.
Attestation
Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

SoFi Technologies, Inc.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SoFi Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SoFi Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 27, 2024
Item 9B. Other Information
None.

SoFi Technologies, Inc.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.
The Registrant has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on the Registrant’s website at www.sofi.com and the Registrant will post any amendments to, or waivers from, the code of business conduct and ethics on that website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.
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
(3) Index to Exhibits:
The following exhibits are filed herewith, or were previously filed and are hereby incorporated by reference.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

2.1+	Agreement and Plan of Merger, dated as of January 7, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	S-4	333-252009	January 11, 2021	Annex A

SoFi Technologies, Inc.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

2.2	First Amendment to Agreement and Plan of Merger, dated as of March 16, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	8-K	001-39606	March 16, 2021	2.1
2.3	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2020, by and among Social Finance, Inc., SFI Acquisition Co., Inc., SFI Financial Technologies LLC, and Shareholder Representative Services LLC	S-1	333-257092	June 14, 2021	2.3
2.4+	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2022, by and among SoFi Technologies, Inc., Technisys S.A., Atom New Delaware, Inc., Atom Merger Sub Corporation and Fortis Advisors LLC, as representative	8-K	001-39606	February 24, 2022	2.1
3.1	Certificate of Incorporation of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.1
3.2	By-Laws of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.2
4.1	Specimen Common Stock Certificate of SoFi Technologies, Inc.	S-4/A	333-252009	February 10, 2021	4.6
4.2	Form of Amended and Restated Warrant to Purchase Stock, by and among SoFi Technologies, Inc., Social Finance, Inc. and the Investor named therein	S-4	333-252009	January 11, 2021	Annex M
4.3	Indenture, dated as of October 4, 2021, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	October 4, 2021	4.1
4.4	Form of Note representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39606	October 4, 2021	4.2
4.5	Description of Registered Securities	10-K	001-39606	March 1, 2022	4.5
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39606	October 4, 2021	10.1
10.2	Amended and Restated 2021 Stock Option and Incentive Plan and forms of agreement thereunder	10-Q	001-39606	November 9, 2022	10.1
10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	S-4	333-252009	January 11, 2021	Annex D
10.4	Shareholders’ Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, and the parties identified on the signature pages thereto	8-K	001-39606	June 4, 2021	10.4
10.5	Amended and Restated Series 1 Preferred Stock Investors’ Agreement, dated as of January 7, 2021, by and among the Registrant and the investors listed on Schedule 1 thereto	S-4	333-252009	January 11, 2021	Annex H
10.6	Amended and Restated Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto, Jay Parikh, Jennifer Dulski and the parties set forth on Schedule 2 thereto	8-K	001-39606	June 4, 2021	10.5
10.7	Series 1 Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant and certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto	8-K	001-39606	June 4, 2021	10.6
10.8	Social Finance, Inc. 2011 Stock Plan and forms of agreements thereunder	S-4	333-252009	January 11, 2021	10.17
10.9	Director Deferred Compensation Plan of SoFi Technologies, Inc., effective as of January 1, 2023	10-Q	001-39606	May 10, 2023	10.1
10.10†	Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement, dated as of September 14, 2019, by and between Stadco LA, LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.12
10.11	First Amendment to Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement	10-Q	001-39606	November 9, 2022	10.2
10.12	Amended and Restated Revolving Credit Agreement, dated April 28, 2023, among SoFi Technologies, Inc., the lenders party thereto, the issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent	10-Q	001-39606	May 10, 2023	10.2

SoFi Technologies, Inc.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

10.13	Office Lease One Tehama, dated as of August 6, 2018, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.14
10.14	First Amendment to Office Lease One Tehama, dated as of March 28, 2019, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.15
10.15	Amended and Restated Offer of Employment Letter dated as of February 26, 2018 by and between Social Finance, Inc. and Anthony Noto	S-1	333-257092	June 14, 2021	10.16
10.16	Offer Letter dated as of May 29, 2018 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.17
10.17	CFO Promotion Letter dated as of September 14, 2020 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.18
10.18	Offer Letter, dated as of June 22, 2021, by and between Social Finance, Inc. and Chad Borton	10-Q	001-39606	May 10, 2023	10.3
10.19	Offer Letter, dated as of April 21, 2022, by and between Social Finance, Inc. and Jeremy Rishel	10-Q	001-39606	May 10, 2023	10.4
10.20	Offer Letter, dated as of July 1, 2019, by and between Social Finance, Inc. and Aaron Webster	10-Q	001-39606	May 10, 2023	10.5
10.21	Form of Indemnification Agreement	8-K	001-39606	June 4, 2021	10.1
21*	List of Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy effective as of October 2, 2023
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________
*    Filed herewith.
+    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) or 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†    Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
Item 16. Form 10-K Summary
None.

SoFi Technologies, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoFi Technologies, Inc.

Date:	February 27, 2024	/s/ Anthony Noto
Anthony Noto
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2024.

Signatures	Title
/s/ Anthony Noto	Chief Executive Officer
Anthony Noto	Principal Executive Officer and Director

/s/ Christopher Lapointe	Chief Financial Officer
Christopher Lapointe	Principal Financial Officer and Principal Accounting Officer

/s/ Tom Hutton	Chairman of the Board of Directors
Tom Hutton

/s/ Steven Freiberg	Vice Chairman of the Board of Directors
Steven Freiberg

/s/ Michael Bingle	Director
Michael Bingle

/s/ Dana Green	Director
Dana Green

/s/ John Hele	Director
John Hele

/s/ Clara Liang	Director
Clara Liang

/s/ Harvey Schwartz	Director
Harvey Schwartz

/s/ Magdalena Yeşil	Director
Magdalena Yeşil