Form 10-Q
period 2024-03-31
SoFi Technologies, Inc.
filed 2024-05-07
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 30, 2024 was 1,057,223,164 shares.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	GAAP: U.S. Generally Accepted Accounting Principles
AFS: Available-for-sale	GLBA: Gramm-Leach-Bliley Act
ALCO: Asset Liability Committee	Golden Pacific: Golden Pacific Bancorp, Inc.
AWS: Amazon Web Services	GSE: Government-Sponsored Enterprise
AOCI: Accumulated other comprehensive income (loss)	HFI: Held for investment
ASU: Accounting Standards Update	HFS: Held for sale
ATDS: Automatic telephone dialing systems	HMDA: Home Mortgage Disclosure Act
BHCA: Bank Holding Company Act of 1956, as amended	IRLC: Interest rate lock commitment
BPS: Basis points	IRS: Internal Revenue Service
BSA: Bank Secrecy Act	LIBOR: London Inter-Bank Offered Rate
CALM: Capital and Asset Liability Management policy	MLA: Military Lending Act
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	MOHELA: Missouri Higher Education Loan Authority
CCPA: California Consumer Privacy Act	MSB: Money services business
CD: Community Development	MSRB: Municipal Securities Rulemaking Board
CET1: Common Equity Tier 1	NACHA: National Automated Clearinghouse Association
CFP: Certified financial planners	Nasdaq: The Nasdaq Global Select Market
CFPA: Consumer Financial Protection Act	OCC: Office of the Comptroller of the Currency
CFPB: Consumer Financial Protection Bureau	OFAC: Office of Foreign Assets Control
CFTC: Commodity Futures Trading Commission	PCD: Purchased credit deteriorated
CISO: Chief Information Security Officer	PFOF: Payment for order flow
CODM: Chief Operating Decision Maker	PSU: Performance stock units
CPA: Colorado Privacy Act	QIA: Qatar Investment Authority
CPPA: California Privacy Protection Act	RESPA: Real Estate Settlement Procedures Act
CPRA: California Privacy Rights Act	ROU: Right-of-use
CRA: Community Reinvestment Act	RSU: Restricted stock units
DACA: Deferred Access for Childhood Arrival	SCH: Social Capital Hedosophia Holdings Corp. V
DCF: Discounted cash flow	SCRA: Servicemembers’ Civil Relief Act
DE&I: Diversity, Equity and Inclusion	SEC: U.S. Securities and Exchange Commission
DEP: Digital engagement practices	SPAC: Special purpose acquisition company
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	Social Finance: Social Finance, Inc.
Protection Act of 2010	SoFi Bank: SoFi Bank, National Association
DSU: Deferred stock units	SoFi Capital Advisors: SoFi Capital Advisors, LLC
EC: European Commission	SoFi Securities: SoFi Securities LLC
ECOA: Equal Credit Opportunity Act	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
EFTA: Electronic Fund Transfer Act	Park in Inglewood, California
ESG: Environmental, social and corporate governance	SoFi Wealth: SoFi Wealth LLC
ESIGN: Electronic Signatures in Global and National Commerce Act	SOFR: Secured Overnight Financing Rate
ETF: Exchange-Traded Funds	SPE: Special purpose entity
FCA: Financial Conduct Authority	SRO: Self-regulatory organizations
FCRA: Fair Credit Reporting Act	TBA: To-be-announced security
FDCPA: Fair Debt Collection Practices Act	TCJA: Tax Cuts and Jobs Act
FDIA: Federal Deposit Insurance Act	TCPA: Federal Telephone Consumer Protection Act
FDIC: Federal Deposit Insurance Corporation	Technisys: Technisys S.A., a Luxembourg société anonyme
Federal Reserve: Board of Governors of the Federal Reserve System	TDR: Troubled debt restructuring
FHA: Fair Housing Act	TILA: Truth in Lending Act
FHFA: Federal Housing Finance Agency	UDAAP: Unfair, deceptive or abusive acts or practices
FHLB: Federal Home Loan Bank	UETA: Uniform Electronic Transactions Act
FinCEN: Financial Crimes Enforcement Network	URG: Underrepresented Group
FINRA: Financial Industry Regulatory Authority	VA: United Stated Department of Veterans Affairs
FRB: Federal Reserve Bank of San Francisco	VIE: Variable interest entity
FTC: Federal Trade Commission	Wyndham: Wyndham Capital Mortgage
FTP: Fund transfer pricing

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
Forward-looking statements are subject to risks, uncertainties, and other factors described in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC and include, among other things:
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
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as elevated and fluctuating interest rates, inflationary pressures, counterparty risk, changing customer demand, capital markets volatility, instability in the financial services industry, a potential U.S. government shutdown,

SoFi Technologies, Inc.

the upcoming U.S. presidential elections, the possibility of a recession, and domestic or international conflicts or disputes;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,693,390	$3,085,020
Restricted cash and restricted cash equivalents	454,518	530,558
Investment securities (includes available-for-sale securities of $838,506 and $595,187 at fair value with associated amortized cost of $839,936 and $596,757, as of March 31, 2024 and December 31, 2023, respectively)	973,098	701,935
Loans held for sale, at fair value	15,116,482	15,396,771
Loans held for investment, at fair value	6,834,161	6,725,484
Loans held for investment, at amortized cost (less allowance for credit losses of $51,313 and $54,695, as of March 31, 2024 and December 31, 2023, respectively)	1,250,231	836,159
Servicing rights	240,752	180,469
Property, equipment and software	228,049	216,908
Goodwill	1,393,505	1,393,505
Intangible assets	347,495	364,048
Operating lease right-of-use assets	87,362	89,635
Other assets (less allowance for credit losses of $2,109 and $1,837, as of March 31, 2024 and December 31, 2023, respectively)	686,717	554,366
Total assets	$31,305,760	$30,074,858
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$21,550,137	$18,568,993
Noninterest-bearing deposits	54,457	51,670
Total deposits	21,604,594	18,620,663
Accounts payable, accruals and other liabilities	554,185	549,748
Operating lease liabilities	105,556	108,649
Debt	2,891,317	5,233,416
Residual interests classified as debt	4,129	7,396
Total liabilities	25,159,781	24,519,872
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; 3,234,000 and 3,234,000 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	320,374	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,056,491,365 and 975,861,793 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively(2)	105	97
Additional paid-in capital	7,543,808	7,039,987
Accumulated other comprehensive loss	(2,088)	(1,209)
Accumulated deficit	(1,716,220)	(1,804,263)
Total permanent equity	5,825,605	5,234,612
Total liabilities, temporary equity and permanent equity	$31,305,760	$30,074,858
______________
(1)Redemption amount is $323,400 as of March 31, 2024 and December 31, 2023.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of March 31, 2024 and December 31, 2023. See Note 10. Equity for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
(In Thousands, Except for Share Data)
The following table presents the assets and liabilities of consolidated VIEs which are included in our condensed consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and are in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation.

	March 31, 2024	December 31, 2023
Assets
Restricted cash and restricted cash equivalents	$45,297	$50,547
Loans held for sale, at fair value	388,980	502,757
Loans held for investment, at fair value	158,191	221,461
Total assets	$592,468	$774,765
Liabilities
Accounts payable, accruals and other liabilities	$750	$1,773
Debt	255,943	420,974
Residual interests classified as debt	4,129	7,396
Total liabilities	$260,822	$430,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended March 31,
	2024	2023
Interest income
Loans and securitizations	$620,228	$360,396
Other	45,683	11,168
Total interest income	665,911	371,564
Interest expense
Securitizations and warehouses	40,921	54,324
Deposits	211,451	73,116
Corporate borrowings	10,711	8,000
Other	110	114
Total interest expense	263,193	135,554
Net interest income	402,718	236,010
Noninterest income
Loan origination, sales, and securitizations	57,000	123,334
Servicing	6,974	12,742
Technology products and solutions	85,672	72,801
Other	92,631	27,271
Total noninterest income	242,277	236,148
Total net revenue	644,995	472,158
Noninterest expense
Technology and product development	130,920	117,059
Sales and marketing	167,366	175,154
Cost of operations	100,061	83,908
General and administrative	145,240	123,689
Provision for credit losses	7,182	8,407
Total noninterest expense	550,769	508,217
Income (loss) before income taxes	94,226	(36,059)
Income tax (expense) benefit	(6,183)	1,637
Net income (loss)	$88,043	$(34,422)
Other comprehensive income (loss)
Unrealized (losses) gains on available-for-sale securities, net	(700)	2,248
Foreign currency translation adjustments, net	(179)	(293)
Total other comprehensive income (loss)	(879)	1,955
Comprehensive income (loss)	$87,164	$(32,467)
Earnings (loss) per share (Note 16)
Earnings (loss) per share – basic	$0.08	$(0.05)
Earnings (loss) per share – diluted	$0.02	$(0.05)
Weighted average common stock outstanding – basic	982,617,492	929,270,723
Weighted average common stock outstanding – diluted	1,042,476,501	929,270,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2024	975,861,793	$97	$7,039,987	$(1,209)	$(1,804,263)	$5,234,612	3,234,000	$320,374
Share-based compensation expense	—	—	63,388	—	—	63,388	—	—
Vesting of RSUs	8,360,975	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(524,837)	—	(3,760)	—	—	(3,760)	—	—
Exercise of common stock options	171,555	—	466	—	—	466	—	—
Extinguishment of convertible notes by issuance of common stock	72,621,879	7	534,276	—	—	534,283	—	—
Purchases of capped calls	—	—	(90,649)	—	—	(90,649)	—	—
Unwind of capped calls	—	—	10,180	—	—	10,180	—	—
Redeemable preferred stock dividends	—	—	(10,079)	—	—	(10,079)	—	—
Net income	—	—	—	—	88,043	88,043	—	—
Other comprehensive loss, net of taxes	—	—	—	(879)	—	(879)	—	—
Balance at March 31, 2024	1,056,491,365	$105	$7,543,808	$(2,088)	$(1,716,220)	$5,825,605	3,234,000	$320,374

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2023	933,896,120	$93	$6,719,826	$(8,296)	$(1,503,521)	$5,208,102	3,234,000	$320,374
Share-based compensation expense	—	—	70,653	—	—	70,653	—	—
Vesting of RSUs	6,737,174	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(455,690)	—	(2,416)	—	—	(2,416)	—	—
Exercise of common stock options	161,231	—	168	—	—	168	—	—
Redeemable preferred stock dividends	—	—	(9,968)	—	—	(9,968)	—	—
Net loss	—	—	—	—	(34,422)	(34,422)	—	—
Other comprehensive income, net of taxes	—	—	—	1,955	—	1,955	—	—
Balance at March 31, 2023	940,338,835	$94	$6,778,262	$(6,341)	$(1,537,943)	$5,234,072	3,234,000	$320,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$88,043	$(34,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	55,082	64,226
Depreciation and amortization	48,539	45,321
Deferred debt issuance and discount expense	4,232	4,852
Gain on extinguishment of convertible debt	(59,194)	—
Provision for credit losses	7,182	8,407
Deferred income taxes	(967)	68
Fair value changes in loans held for investment	(33,257)	—
Fair value changes in securitization investments	(1,711)	100
Other	(1,713)	(2,228)
Changes in operating assets and liabilities:
Changes in loans held for sale, net	244,672	(2,301,031)
Changes in loans previously classified as held for sale, net	492,226	—
Servicing assets	(60,283)	3,340
Other assets	(37,192)	15,823
Accounts payable, accruals and other liabilities	(7,411)	(17,216)
Net cash provided by (used in) operating activities	$738,248	$(2,212,760)
Investing activities
Purchases of property, equipment and software	$(31,984)	$(23,720)
Capitalized software development costs	(2,128)	(2,814)
Purchases of available-for-sale investments	(368,569)	(260,608)
Proceeds from sales of available-for-sale investments	—	265,634
Proceeds from maturities and paydowns of available-for-sale investments	131,317	20,409
Changes in loans held for investment, net	(990,605)	(29,544)
Proceeds from securitization investments	9,483	15,999
Proceeds from non-securitization investments	2,517	—
Purchases of non-securitization investments	(11,215)	(7,563)
Acquisition of businesses, net of cash acquired	—	(17,946)
Net cash used in investing activities	$(1,261,184)	$(40,153)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Financing activities
Net change in deposits	$2,896,894	$2,754,540
Net change in debt facilities	(2,427,339)	444,106
Proceeds from other debt issuances	845,250	339,995
Repayment of other debt	(170,447)	(147,985)
Payment of debt issuance costs	(5,020)	(3,865)
Purchase of capped calls	(90,649)	—
Unwind of capped calls	10,180	—
Taxes paid related to net share settlement of share-based awards	(3,760)	(2,416)
Proceeds from stock option exercises	466	168
Finance lease principal payments	(130)	(125)
Net cash provided by financing activities	$1,055,445	$3,384,418
Effect of exchange rates on cash and cash equivalents	(179)	(293)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$532,330	$1,131,212
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,615,578	1,846,302
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,147,908	$2,977,514

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$3,693,390	$2,487,778
Restricted cash and restricted cash equivalents	454,518	489,736
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$4,147,908	$2,977,514

Supplemental non-cash investing and financing activities
Extinguishment of convertible notes by issuance of common stock	$593,910	$—
Deposits credited but not yet received in cash	87,038	39,701
Share-based compensation capitalized related to internally-developed software	8,306	6,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards

Organization
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending and financial services strategy to offer personal loans, home loans and credit cards. The Company has also developed additional financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform as a service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, through its acquisition of Golden Pacific Bancorp, Inc., and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through its acquisition of Technisys, allowing the Company to expand its technology platform services to a broader international market. During 2023, the Company acquired Wyndham Capital Mortgage, a fintech mortgage lender. For additional information on our recent business combinations, see Note 2. Business Combinations. For additional information on our reportable segments, see Note 17. Business Segment Information.
Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries and certain consolidated VIEs. All intercompany accounts were eliminated in consolidation. The condensed consolidated financial statements were prepared in conformity with GAAP and in accordance with the rules and regulations of the SEC. We condensed or omitted certain notes and other financial information from the interim financial statements presented herein.
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 27, 2024 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
In our unaudited condensed consolidated statements of cash flows, we reclassified amounts related to fair value changes in residual interests classified as debt into other within the adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities. The prior period amount was recast to conform to the current period presentation. There was no impact to net cash provided by (used in) operating activities.
Use of Judgments, Assumptions and Estimates
The preparation of our condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosures of contingent assets and liabilities. These estimates and assumptions are inherently subjective in nature; therefore, actual results may differ from our estimates and assumptions, and the differences could be material. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances. These assumptions and estimates include, but are not limited to, the following: (i) fair value measurements, (ii) business combinations, and (iii) goodwill.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Borrowings and Financing Costs
Convertible Senior Notes
In March 2024, we issued $862.5 million aggregate principal amount of convertible senior notes due 2029 (the “2029 convertible notes”). The 2029 convertible notes will mature on March 15, 2029, unless earlier repurchased, redeemed or converted. We will settle conversions by paying or delivering cash, and if applicable, shares of our common stock, based on the applicable conversion rate. The 2029 convertible notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 15, 2027 through the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. See Note 9. Debt for more detailed disclosure of the term and features of the 2029 convertible notes.
We concluded that the conversion rights, optional redemption rights, and contingent repurchase rights did not require bifurcation as derivative instruments, which we reevaluate each reporting period. The additional interest and special interest that accrue on the notes in the event of our failure to comply with certain registration or reporting requirements are required to be bifurcated from the host contract, as the reporting requirement triggering event is not clearly and closely related to the host convertible debt contract. The value was determined to be immaterial; therefore, we accounted for the 2029 convertible notes wholly as debt, which was recognized on the settlement date. Accordingly, we allocated all debt issuance costs to the debt instrument.
In connection with the pricing of the 2029 convertible notes, we entered into privately negotiated capped call transactions with certain financial institutions, as defined and further discussed below.
Capped Call Transactions
In March 2024, we entered into privately negotiated capped call transactions (the “2029 capped call transactions”) with certain financial institutions (the “capped call counterparties”). The 2029 capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the convertible notes. The capped call transactions are net purchased call options on our own common stock. The 2029 capped call transactions are separate transactions entered into by the Company with each of the capped call counterparties, are not part of the terms of the 2029 convertible notes, and do not affect any holder’s rights under the 2029 convertible notes. Holders of the 2029 convertible notes do not have any rights with respect to the 2029 capped call transactions. See Note 10. Equity for additional information.
As the 2029 capped call transactions are legally detachable and separately exercisable from the 2029 convertible notes, they were evaluated as freestanding instruments. We concluded that the 2029 capped call transactions meet the scope exceptions for derivative instruments, and as such, the capped call transactions meet the criteria for classification in equity and are included as a reduction to additional paid-in capital.
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

Note 2. Business Combinations

Acquisition of Wyndham Capital Mortgage
On April 3, 2023, we acquired all of the outstanding equity interests in Wyndham for cash consideration. With the acquisition of Wyndham, a fintech mortgage lender, we broadened our suite of home loan products and now manage the technology for a digitized mortgage experience. The acquisition was accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the net assets acquired is allocated to goodwill, which is deductible for tax purposes. No adjustments were made to the fair value of the net assets during the year subsequent to the acquisition. The acquisition was not determined to be a significant acquisition.
Acquisition of Technisys S.A.
There were 6,305,595 shares issued in the acquisition of Technisys that were held in escrow. During the year ended December 31, 2023, we released 6,259,736 of the escrow shares. The remaining 45,859 shares continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi.
Goodwill and Intangible Assets
Goodwill as of both March 31, 2024 and December 31, 2023 was $1,393,505. As of March 31, 2024, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of March 31, 2024.

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

	Three Months Ended March 31,
	2024	2023
Financial Services
Referrals	$12,736	$9,626
Interchange	12,002	7,269
Brokerage	4,034	4,878
Other(1)	927	487
Total financial services	$29,699	$22,260
Technology Platform(2)
Technology services	84,650	72,129
Other(1)	1,260	1,093
Total technology platform	85,910	73,222
Total revenue from contracts with customers	115,609	95,482
Other Sources of Revenue
Loan origination, sales, and securitizations	57,000	123,334
Servicing	6,974	12,742
Other	62,694	4,590
Total other sources of revenue	$126,668	$140,666
Total noninterest income	$242,277	$236,148
_____________________
(1) Financial Services includes revenues from enterprise services and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(2) Related to these technology platform services, we had deferred revenue of $5,655 and $5,718 as of March 31, 2024 and December 31, 2023, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $1,300 and $2,340 during the three months ended March 31, 2024 and 2023, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income (loss).
Contract Balances
As of March 31, 2024 and December 31, 2023, accounts receivable, net associated with revenue from contracts with customers was $66,323 and $60,466, respectively, reported within other assets in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 4. Loans

As of March 31, 2024, our loan portfolio consisted of (i) loans held for sale, including personal loans and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including senior secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	March 31, 2024	December 31, 2023
Loans held for sale
Personal loans(1)	$15,057,005	$15,330,573
Home loans	59,477	66,198
Total loans held for sale, at fair value	15,116,482	15,396,771
Loans held for investment(2)
Student loans(3)	6,834,161	6,725,484
Total loans held for investment, at fair value	6,834,161	6,725,484
Senior secured loans	845,794	446,463
Credit card	272,931	272,628
Commercial and consumer banking:
Commercial real estate	122,612	106,326
Commercial and industrial	5,522	6,075
Residential real estate and other consumer	3,372	4,667
Total commercial and consumer banking	131,506	117,068
Total loans held for investment, at amortized cost	1,250,231	836,159
Total loans held for investment	8,084,392	7,561,643
Total loans	$23,200,874	$22,958,414
_____________________
(1) Includes $388,980 and $502,757 of personal loans in consolidated VIEs as of March 31, 2024 and December 31, 2023, respectively.
(2) See Note 5. Allowance for Credit Losses for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.
(3) Includes $2,343,557 and $2,459,103 of student loans covered by financial guarantee, and $158,191 and $221,461 of student loans in consolidated VIEs as of March 31, 2024 and December 31, 2023, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans, for which we elected the fair value option. See Note 12. Fair Value Measurements for the assumptions used in our fair value model.

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2024
Unpaid principal	$14,332,874	$6,559,211	$58,304	$20,950,389
Accumulated interest	116,366	27,414	22	143,802
Cumulative fair value adjustments	607,765	247,536	1,151	856,452
Total fair value of loans(1)	$15,057,005	$6,834,161	$59,477	$21,950,643
December 31, 2023
Unpaid principal	$14,498,629	$6,445,586	$67,406	$21,011,621
Accumulated interest	114,541	34,357	92	148,990
Cumulative fair value adjustments	717,403	245,541	(1,300)	961,644
Total fair value of loans(1)	$15,330,573	$6,725,484	$66,198	$22,122,255
__________________
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

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2024
Unpaid principal balance	$102,581	$8,735	$198	$111,514
Accumulated interest	4,313	184	11	4,508
Cumulative fair value adjustments(1)	(87,603)	(5,397)	(99)	(93,099)
Fair value of loans 90 days or more delinquent (2)	$19,291	$3,522	$110	$22,923
December 31, 2023
Unpaid principal balance	$81,591	$8,446	$495	$90,532
Accumulated interest	4,023	187	6	4,216
Cumulative fair value adjustments(1)	(70,191)	(5,021)	(248)	(75,460)
Fair value of loans 90 days or more delinquent (2)	$15,423	$3,612	$253	$19,288
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. As such, the $93.1 million fair value adjustment as of March 31, 2024 has been recorded in noninterest income—loan origination, sales, and securitizations in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
(2) The fair value incorporates the expected price to be paid by buyers of these delinquent loans after charge-off occurs, implying that potential recoveries are expected to be in excess of these levels based on consistent demonstrated recoverability after a loan becomes delinquent and gets charged off.
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
The following table summarizes our personal loan securitization transfers qualifying for sale accounting treatment during the three months ended March 31, 2024. There were no loan securitization transfers qualifying for sale accounting treatment during the three months ended March 31, 2023.

Three Months Ended March 31, 2024
Personal loans
Fair value of consideration received:
Cash	$674,036
Securitization investments	35,615
Servicing assets recognized	27,524
Repurchase liabilities recognized	(280)
Total consideration	736,895
Aggregate unpaid principal balance and accrued interest of loans sold	701,601
Gain from loan sales	$35,294
Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2024, we had deconsolidation of debt on student loans of $42.1 million. The impact on earnings from this deconsolidation was immaterial. During the three months ended March 31, 2023, we did not have any deconsolidations of debt.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our current whole loan sales:

	Three Months Ended March 31,
	2024	2023
Personal loans
Fair value of consideration received:
Cash	$499,751	$—
Receivable	3,036	—
Servicing assets recognized	33,549	—
Repurchase liabilities recognized	(1,800)	—
Total consideration	534,536	—
Aggregate unpaid principal balance and accrued interest of loans sold	503,037	—
Realized gain	$31,499	$—
Student loans
Fair value of consideration received:
Cash	$310,331	$—
Servicing assets recognized	8,249	—
Repurchase liabilities recognized	(46)	—
Total consideration	318,534	—
Aggregate unpaid principal balance and accrued interest of loans sold	303,578	—
Realized gain	$14,956	$—
Home loans
Fair value of consideration received:
Cash	$344,678	$77,819
Servicing assets recognized	2,832	954
Repurchase liabilities recognized	(505)	(96)
Total consideration	347,005	78,677
Aggregate unpaid principal balance and accrued interest of loans sold	344,258	77,976
Realized gain	$2,747	$701
The following table summarizes our delinquent whole loan sales during the three months ended March 31, 2024. There were no delinquent whole loan sales during the three months ended March 31, 2023.

Three Months Ended March 31,
2024
Personal loans
Fair value of consideration received:
Cash	$5,000
Servicing assets recognized	3,400
Repurchase liabilities recognized	(25)
Total consideration	8,375
Aggregate unpaid principal balance and accrued interest of loans sold(1)	66,411
Realized loss	$(58,036)
__________________
(1) Includes $62.5 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. $43.2 million of the $62.5 million of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the three months ended March 31, 2024, and otherwise would have been charged off as of March 31, 2024 consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.

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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2024
Loans in delinquency (30+ days past due)	$52,858	$57,556	$26,017	$136,431
Total loans in delinquency	87,313	126,247	26,017	239,577
Total transferred loans serviced(1)	3,019,629	6,117,247	5,746,580	14,883,456
December 31, 2023
Loans in delinquency (30+ days past due)	$52,813	$60,989	$24,193	$137,995
Total loans in delinquency	90,582	137,243	24,193	252,018
Total transferred loans serviced(1)	2,223,785	6,148,800	5,592,793	13,965,378
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended March 31,
	2024	2023
Personal loans
Servicing fees collected from transferred loans	$9,445	$6,177
Charge-offs, net of recoveries, of transferred loans	85,333	46,115
Student loans
Servicing fees collected from transferred loans	6,146	9,190
Charge-offs, net of recoveries, of transferred loans	10,853	9,153
Home loans
Servicing fees collected from transferred loans	4,039	3,160
Total
Servicing fees collected from transferred loans	$19,630	$18,527
Charge-offs, net of recoveries, of transferred loans	96,186	55,268

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
March 31, 2024
Senior secured loans	$844,502	$—	$—	$—	$—	$844,502
Credit card	296,182	4,637	4,274	11,878	20,789	316,971
Commercial and consumer banking:
Commercial real estate	123,945	134	—	—	134	124,079
Commercial and industrial	5,022	87	244	433	764	5,786
Residential real estate and other consumer(3)	3,383	—	—	—	—	3,383
Total commercial and consumer banking	132,350	221	244	433	898	133,248
Total loans	$1,273,034	$4,858	$4,518	$12,311	$21,687	$1,294,721
December 31, 2023
Senior secured loans	$445,733	$—	$—	$—	$—	$445,733
Credit card	297,612	5,451	4,829	11,802	22,082	319,694
Commercial and consumer banking:
Commercial real estate	107,757	—	—	—	—	107,757
Commercial and industrial	6,108	1	—	439	440	6,548
Residential real estate and other consumer(3)	4,658	—	—	—	—	4,658
Total commercial and consumer banking	118,523	1	—	439	440	118,963
Total loans	$861,868	$5,452	$4,829	$12,241	$22,522	$884,390
______________
(1)All of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, there were no credit cards on nonaccrual status. As of the dates indicated, commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $49,092 and $52,385 as of March 31, 2024 and December 31, 2023, respectively, and accrued interest of $4,937 and $5,288, respectively. For senior secured loans, the balance is presented before accrued interest of $1,292 and $730 as of March 31, 2024 and December 31, 2023, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $2,221 and $2,310 as of March 31, 2024 and December 31, 2023, respectively, and accrued interest of $479 and $415, respectively.
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

FICO	March 31, 2024	December 31, 2023
≥ 800	$29,918	$29,269
780 – 799	19,954	19,350
760 – 779	21,414	20,740
740 – 759	23,084	23,361
720 – 739	28,157	28,621
700 – 719	34,469	35,528
680 – 699	37,492	38,289
660 – 679	33,366	35,443
640 – 659	23,624	25,836
620 – 639	15,007	15,569
600 – 619	10,004	10,063
≤ 599	40,482	37,625
Total credit card	$316,971	$319,694
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$18,589	$23,293	$29,593	$5,606	$4,524	$25,781	$107,386	$183
Watch	—	1,229	8,653	1,639	—	2,939	14,460	—
Special mention	—	—	—	—	—	523	523	—
Substandard	—	—	—	—	—	1,527	1,527	—
Total commercial real estate	18,589	24,522	38,246	7,245	4,524	30,770	123,896	183
Commercial and industrial
Pass	—	51	—	—	59	4,268	4,378	530
Watch	—	44	—	—	—	17	61	—
Substandard	—	—	—	—	—	817	817	—
Total commercial and industrial	—	95	—	—	59	5,102	5,256	530
Residential real estate and other consumer
Pass	—	—	—	—	—	3,111	3,111	233
Watch	—	—	—	—	—	39	39	—
Total residential real estate and other consumer	—	—	—	—	—	3,150	3,150	233
Total commercial and consumer banking	$18,589	$24,617	$38,246	$7,245	$4,583	$39,022	$132,302	$946

Note 5. Allowance for Credit Losses

Our allowance for credit losses represents our current estimate of expected credit losses over the remaining contractual life of certain financial assets, including credit cards as well as commercial and consumer banking loans acquired in the Bank Merger, which relate to our Financial Services segment, and accounts receivables primarily related to our Technology Platform segment. Given our methods of collecting funds on servicing receivables, our historical experience of infrequent write offs, and that we have not observed meaningful changes in our counterparties’ abilities to pay, we determined that the future exposure to credit losses on servicing related receivables was immaterial. See our Annual Report on Form 10-K for further discussion of the methodology and policies for determining our allowance for credit losses for each of our loan portfolios.
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended March 31, 2024
Balance at December 31, 2023	$52,385	$2,310	$1,837
Provision for credit losses(2)	7,253	(71)	2,411
Write-offs charged against the allowance	(10,546)	(18)	(2,139)
Balance at March 31, 2024	$49,092	$2,221	$2,109
Three Months Ended March 31, 2023
Balance at December 31, 2022	$39,110	$1,678	$2,785
Provision for credit losses(2)	8,237	170	(854)
Write-offs charged against the allowance	(10,258)	—	(286)
Balance at March 31, 2023	$37,089	$1,848	$1,645
_____________________

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(1)Credit cards and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets. Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the condensed consolidated balance sheets.
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses in the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2024, recoveries of amounts previously reserved related to credit cards were $1,083, and immaterial during the three months ended March 31, 2023. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three months ended March 31, 2024 and 2023. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2024 and 2023, recoveries of amounts previously reserved related to accounts receivable were $497 and $1,161, respectively.

Credit card: Accrued interest receivables written off by reversing interest income were $2.5 million and $2.2 million during the three months ended March 31, 2024 and 2023, respectively.

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
March 31, 2024
U.S. Treasury securities	$465,759	$279	$37	$(584)	$465,491
Corporate bonds	23,692	153	1	(911)	22,935
Agency mortgage-backed securities	345,451	1,039	269	(1,455)	345,304
Other asset-backed securities	4,092	1	—	(92)	4,001
Other(2)	942	4	—	(171)	775
Total investments in AFS debt securities	$839,936	$1,476	$307	$(3,213)	$838,506
December 31, 2023
U.S. Treasury securities	$518,673	$206	$978	$(780)	$519,077
Multinational securities(3)	8,548	103	—	(17)	8,634
Corporate bonds	32,609	207	—	(1,092)	31,724
Agency mortgage-backed securities	28,714	111	33	(1,016)	27,842
Other asset-backed securities	7,272	4	—	(154)	7,122
Other(2)	941	8	—	(161)	788
Total investments in AFS debt securities	$596,757	$639	$1,011	$(3,220)	$595,187
_____________________
(1) As of March 31, 2024 and December 31, 2023, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 97% and 92% of the amortized cost basis of our investments as of March 31, 2024 and December 31, 2023, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes state municipal bond securities.
(3) Includes supranational bonds.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
U.S. Treasury securities	$337,363	$(97)	$29,502	$(487)	$366,865	$(584)
Corporate bonds	—	—	22,425	(911)	22,425	(911)
Agency mortgage-backed securities	262,792	(563)	6,680	(892)	269,472	(1,455)
Other asset-backed securities	—	—	4,001	(92)	4,001	(92)
Other	—	—	775	(171)	775	(171)
Total investments in AFS debt securities	$600,155	$(660)	$63,383	$(2,553)	$663,538	$(3,213)
December 31, 2023
U.S. Treasury securities	$480,012	$(58)	$39,065	$(722)	$519,077	$(780)
Multinational securities	—	—	8,634	(17)	8,634	(17)
Corporate bonds	—	—	31,724	(1,092)	31,724	(1,092)
Agency mortgage-backed securities	20,930	(157)	6,912	(859)	27,842	(1,016)
Other asset-backed securities	—	—	7,122	(154)	7,122	(154)
Other	—	—	788	(161)	788	(161)
Total investments in AFS debt securities	$500,942	$(215)	$94,245	$(3,005)	$595,187	$(3,220)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
March 31, 2024
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$459,383	$6,376	$—	$—	$465,759
Corporate bonds	10,965	9,429	3,298	—	23,692
Agency mortgage-backed securities	—	122	10,721	334,608	345,451
Other asset-backed securities	—	4,092	—	—	4,092
Other	—	—	—	942	942
Total investments in AFS debt securities	$470,348	$20,019	$14,019	$335,550	$839,936
Weighted average yield for investments in AFS debt securities(1)	6.14%	1.33%	1.47%	2.80%	5.11%
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$459,077	$6,135	$—	$—	$465,212
Corporate bonds	10,781	9,079	2,922	—	22,782
Agency mortgage-backed securities	—	115	10,555	333,595	344,265
Other asset-backed securities	—	4,000	—	—	4,000
Other	—	—	—	771	771
Total investments in AFS debt securities	$469,858	$19,329	$13,477	$334,366	$837,030
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $1,476 as of March 31, 2024.
Gross realized gains and losses on our investments in AFS debt securities were immaterial during the three months ended March 31, 2024, and were $3,356 and $509, respectively, during the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, there were no transfers between classifications of our investments in AFS debt securities. See Note 10. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.
Securitization Investments
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the condensed consolidated balance sheets:

	March 31, 2024	December 31, 2023
Personal loans	$58,752	$27,247
Student loans	75,840	79,501
Securitization investments	$134,592	$106,748

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
As of March 31, 2024 and December 31, 2023, we had five and six consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the three months ended March 31, 2024, we exercised a securitization clean up call related to one consolidated VIE. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of March 31, 2024 and December 31, 2023. Intercompany balances are eliminated upon consolidation.
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
As of March 31, 2024 and December 31, 2023, we had investments in 24 and 22 nonconsolidated VIEs, respectively. During the three months ended March 31, 2024, we established two nonconsolidated trusts.

Note 8. Deposits

We offer deposit accounts (referred to as “checking and savings” accounts within SoFi Money) to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.
The following table presents a detail of interest-bearing deposits:

	March 31, 2024	December 31, 2023
Savings deposits	$16,583,020	$12,902,033
Demand deposits(1)	2,480,456	2,663,335
Time deposits(1)(2)	2,486,661	3,003,625
Total interest-bearing deposits	$21,550,137	$18,568,993
_____________________
(1) As of March 31, 2024 and December 31, 2023, includes brokered deposits of $2,644,040 and $3,160,414, respectively, of which $2,447,328 and $2,971,462, respectively, are time deposits and $196,712 and $188,952, respectively, are demand deposits.
(2) As of March 31, 2024 and December 31, 2023, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $15,767 and $21,268, respectively.
As of March 31, 2024, future maturities of our total time deposits were as follows:

Remainder of 2024	$1,899,335
2025	585,066
2026	2,009
2027	—
2028	251
Thereafter	—
Total	$2,486,661

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 9. Debt

The following table summarizes the components of our debt:

	March 31, 2024					December 31, 2023
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$354,851	5.47% – 7.23%	June 2024 – October 2026	$4,625,000	$296,921	$1,077,444
Student loan warehouse facilities	517,928	6.09% – 7.48%	April 2024 – January 2027	3,945,000	455,328	2,095,046
Risk retention warehouse facilities(5)	60,787	6.84% – 8.69%	November 2024 – October 2027	100,000	59,941	67,038
Revolving credit facility(6)		6.93%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(7)		—%	October 2026		511,972	1,111,972
Convertible senior notes, due 2029(8)		1.25%	March 2029		862,500	—
Other financing(9)	169,929			201,032	—	—
Securitizations
Personal loan securitizations	384,246	1.30% – 6.21%	September 2030 – May 2031		125,990	239,340
Student loan securitizations	152,387	3.09% – 4.21%	July 2040 – August 2048		130,413	182,744
Total, before unamortized debt issuance costs, premiums and discounts					$2,929,065	$5,259,584
Less: unamortized debt issuance costs, premiums and discounts					(37,748)	(26,168)
Total debt					$2,891,317	$5,233,416
_________________
(1)As of March 31, 2024, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of March 31, 2024. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of March 31, 2024 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 65 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income (loss).
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were $17.3 million of debt discounts issued during the three months ended March 31, 2024.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of March 31, 2024, $13.1 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the three months ended March 31, 2024 and March 31, 2023, total interest expense on the convertible notes was $1.2 million and $1.3 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, interest expense was related to amortization of debt discount and issuance costs, and the effective interest rate was 0.92% and 0.42%, respectively. As of March 31, 2024 and December 31, 2023, unamortized debt discount and issuance costs were $5.7 million and $13.3 million, respectively, and the net carrying amount was $506.3 million and $1.1 billion, respectively.
(8)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the three months ended March 31, 2024, total interest expense on the convertible notes was $1.0 million and the effective interest rate was 1.37%. As of March 31, 2024, unamortized debt discount and issuance costs were $21.5 million, and the net carrying amount was $841.0 million.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(9)Includes $54.3 million of loans and $115.7 million of investment securities pledged as collateral to secure $151.0 million of available borrowing capacity with the FHLB, of which $27.2 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
Convertible Senior Notes
Convertible Senior Notes, Due 2026
In October 2021, we issued $1.2 billion aggregate principal amount of convertible notes, pursuant to an indenture, dated October 4, 2021, between the Company and U.S. Bank National Association, as trustee (“2026 convertible notes”). The 2026 convertible notes are unsecured, unsubordinated obligations. The 2026 convertible notes do not bear regular interest. The 2026 convertible notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted.
In December 2023, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 convertible notes to repurchase $88.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 9,490,000 shares of common stock. In March 2024, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 convertible notes to repurchase $600.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 72,621,879 shares of common stock. Following these repurchases, $512.0 million aggregate principal amount of the 2026 convertible notes remain outstanding. These transactions were determined to be an extinguishment of debt.
The difference between the consideration used to repurchase the convertible notes and the carrying value of the convertible notes, less retirement of discount and issuance costs, resulted in a gain on extinguishment of $59.2 million recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024.
We used a portion of the net proceeds from the October 2021 offering to fund the cost of entering into the 2026 capped call transactions. In connection with the March 2024 repurchase agreements, the Company entered into unwind agreements to terminate a portion of the 2026 capped call transactions. Refer to Note 10. Equity for additional detail.
As of March 31, 2024, the 2026 convertible notes are potentially convertible into 22,841,631 shares of common stock.
Convertible Senior Notes, Due 2029
In March 2024, we issued $862.5 million aggregate principal amount of convertible notes, pursuant to an indenture, dated March 8, 2024, between the Company and U.S. Bank National Association, as trustee (“2029 convertible notes”). The 2029 convertible notes are unsecured, unsubordinated obligations. The 2029 convertible notes will pay interest at a rate of 1.25%, payable semi-annually beginning in September 2024. The 2029 convertible notes will mature on March 15, 2029, unless earlier repurchased, redeemed or converted.
The net proceeds from the offering were $845.3 million, after deducting the 2% initial purchasers’ discount of $17.3 million, and before the cost of the 2029 capped call transactions, as described below, and offering expenses payable by the Company. The debt issuance costs of $4.6 million included third-party legal and accounting fees. The original issue discount and debt issuance costs are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2029 convertible notes.
We used a portion of the net proceeds from the March 2024 offering to fund the cost of entering into 2029 capped call transactions, as described in Note 10. Equity. The remainder of the net proceeds from the offering, together with cash on hand, were used (i) to pay expenses relating to this offering, (ii) to redeem Series 1 Preferred Stock and (iii) for general corporate purposes.
Conversion
The 2029 convertible notes are convertible by the noteholders prior to the close of business on the business day immediately preceding September 15, 2028 if certain conditions related to the Company’s share price are met, upon the occurrence of certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption,

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
each as set forth in the indenture. On and after September 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2029 convertible notes are freely convertible by the noteholders. The conversion rate is 105.8089 shares of our common stock per $1,000 principal amount of 2029 convertible notes, which represents an initial conversion price of approximately $9.45 per share of our common stock.
Settlement
We will settle conversions of the 2029 convertible notes by paying or delivering, cash, and if applicable, shares of our common stock for the amount in excess of the cash redemption price, based on the applicable conversion rate. Consideration due upon conversion will be determined over an observation period consisting of 30 “VWAP Trading Days” (as defined in the indenture). The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
Redemption
The 2029 convertible notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 15, 2027 through the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2029 convertible notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. In addition, calling any note for redemption will also constitute a Make-Whole Fundamental Change with respect to that 2029 convertible note, in which case the conversion rate applicable to the conversion of that 2029 convertible note will be increased in certain circumstances if it is converted after it is called for redemption.
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for our accounting policy as it relates to the convertible notes.
Material Changes to Debt Arrangements
During the three months ended March 31, 2024, we closed two warehouse facilities which had an aggregate maximum available capacity of $400.0 million, and closed one risk retention warehouse facility. We did not open any warehouse facilities.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of March 31, 2024, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

March 31, 2024
Remainder of 2024	$—
2025	—
2026	511,972
2027	—
2028	486,000
Thereafter	862,500
Total	$1,860,472

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
As of March 31, 2024, there were 3,234,000 shares of Series 1 Redeemable Preferred Stock issued and outstanding, which had an original issuance price of $100.00. See Note 18. Subsequent Events for additional information.
Dividends
During the three months ended March 31, 2024 and 2023, the Series 1 preferred stockholders were entitled to dividends of $10,079 and $9,968, respectively. Dividends payable were $10,079 as of March 31, 2024. There were no dividends payable as of December 31, 2023.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of March 31, 2024, the Company had 1,056,491,365 shares of common stock and no shares of non-voting common stock issued and outstanding.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance:

	March 31, 2024	December 31, 2023
Outstanding stock options, restricted stock units and performance stock units	105,777,283	99,016,409
Outstanding common stock warrants	12,170,990	12,170,990
Conversion of convertible notes(1)	22,841,631	49,610,631
Possible future issuance under stock plans	78,309,380	45,384,011
Total common stock reserved for future issuance	219,099,284	206,182,041
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date. As of March 31, 2024, the 2026 convertible notes are potentially convertible into 22,841,631 shares of common stock, and there are no shares of common stock expected to be issued relating to the 2029 convertible notes, as there was no amount in excess of the expected cash redemption price which would require share settlement. See Note 9. Debt for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the three months ended March 31, 2024 and 2023.
Capped Call Transactions
Capped Call Transactions, Due 2026
During 2021, we entered into privately negotiated capped call transactions (“2026 capped call transactions”) for a total cost of $113.8 million. In connection with the March 2024 repurchase agreements of a portion of 2026 convertible notes, the Company entered into unwind agreements to terminate a portion of the 2026 capped call transactions up to the notional amount corresponding to the amount of 2026 convertible notes exchanged of $600.0 million.
The 2026 capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2026 convertible notes. The 2026 capped call transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2026 convertible notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2026 convertible notes, as the case may be, with such reduction and/or offset subject to a cap, subject to certain adjustments under the terms of the 2026 capped call transactions. The 2026 capped call transactions allow the Company to purchase shares of our common stock at a strike price equal to the initial conversion price of approximately $22.41 per share, and are subject to a cap of $32.02 per share, subject to certain adjustments under the terms of the 2026 capped call transactions. 2026 capped call transactions are subject to automatic exercise if they are in-the-money as of certain expiration dates during September and October 2026. Settlement is subject to acceleration pursuant to the occurrence of certain corporate events, as well as postponement no later than January 12, 2027.
Capped Call Transactions, Due 2029
During 2024, we entered into privately negotiated capped call transactions (“2029 capped call transactions”) for a total cost of $90.6 million. The 2029 capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2029 convertible notes. The 2029 capped call transactions are expected generally to reduce the potential dilutive effect on the common stock upon any conversion of 2029 convertible notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 convertible notes, as the case may be, with such reduction and/or offset subject to a cap, subject to certain adjustments under the terms of the 2029 capped call transactions. The 2029 capped call transactions allow the Company to purchase shares of our common stock at a strike price equal to the initial conversion price of approximately $9.45 per share, and are subject to a cap of $14.54 per share, subject to certain adjustments under the terms of the 2029 capped call transactions. 2029 capped call transactions are subject to automatic exercise if they are in-the-money as of certain expiration dates during 2029. Settlement is subject to acceleration pursuant to the occurrence of certain corporate events, as well as postponement no later than June 6, 2029.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for our accounting policy as it relates to our capped call transactions.
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended March 31, 2024
AOCI, beginning balance	$(2,201)	$992	$(1,209)
Other comprehensive loss before reclassifications(1)	(700)	(179)	(879)
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive loss(2)	(700)	(179)	(879)
AOCI, ending balance	$(2,901)	$813	$(2,088)
Three Months Ended March 31, 2023
AOCI, beginning balance	$(8,611)	$315	$(8,296)
Other comprehensive income (loss) before reclassifications(1)	2,076	(293)	1,783
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income (loss)(2)	2,248	(293)	1,955
AOCI, ending balance	$(6,363)	$22	$(6,341)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the three months ended March 31, 2024 and 2023.
(2)There were no material tax impacts during any of the periods presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

Note 11. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended March 31,
	2024	2023
Interest rate swaps(1)	$201,285	$(28,456)
Interest rate caps(1)	(2,283)	(1,695)
Home loan pipeline hedges(1)	856	(1,077)
Derivative contracts to manage future loan sale execution risk	199,858	(31,228)
Interest rate swaps(2)	6,063	(1,108)
IRLCs(1)	281	418
Interest rate caps(1)	2,290	1,771
Purchase price earn-out(1)(3)	—	9
Third party warrants(4)	—	24
Total	$208,492	$(30,114)
_____________________
(1) Recorded within noninterest income—loan origination. sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
(2) Represents derivative contracts to manage securitization investment interest rate risk, which are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).

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

	March 31, 2024		December 31, 2023
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$1,517	$(4,487)	$2,208	$(1,347)
Interest rate caps	—	(986)	—	(3,276)
Home loan pipeline hedges	20	(470)	1	(1,328)
Total, gross	1,537	(5,943)	2,209	(5,951)
Derivative netting	(1,537)	1,537	(1,347)	1,347
Total, net(1)	$—	$(4,406)	$862	$(4,604)
_____________________
(1) As of March 31, 2024, we had a cash collateral requirement related to these instruments of $2,970. We did not have a cash collateral requirement related to these instruments as of December 31, 2023.
The following table presents the notional amount of derivative contracts outstanding:

	March 31, 2024	December 31, 2023
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$12,230,700	$12,491,000
Interest rate caps	405,000	405,000
Home loan pipeline hedges	241,000	226,000
Interest rate caps(1)	405,000	405,000
Interest rate swaps(2)	79,300	84,000
IRLCs(3)	169,759	126,388
Total	$13,530,759	$13,737,388
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	March 31, 2024				December 31, 2023
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$465,491	$373,015	$—	$838,506	$527,711	$67,476	$—	$595,187
Asset-backed bonds(2)(3)	—	98,739	—	98,739	—	70,828	—	70,828
Residual investments(2)(3)	—	—	35,853	35,853	—	—	35,920	35,920
Loans at fair value(4)	—	59,477	21,891,166	21,950,643	—	66,198	22,056,057	22,122,255
Servicing rights	—	—	240,752	240,752	—	—	180,469	180,469
Third party warrants(5)(6)	—	—	630	630	—	—	630	630
Derivative assets(5)(7)(8)	—	1,537	—	1,537	—	2,209	—	2,209
IRLCs(5)(9)	—	—	2,436	2,436	—	—	2,155	2,155
Student loan commitments(5)(9)	—	—	314	314	—	—	5,465	5,465
Interest rate caps(5)(8)	—	986	—	986	—	3,269	—	3,269
Digital assets safeguarding asset(5)(10)	—	—	—	—	—	9,292	—	9,292
Total assets	$465,491	$533,754	$22,171,151	$23,170,396	$527,711	$219,272	$22,280,696	$23,027,679
Liabilities
Debt(11)	$—	$107,409	$—	$107,409	$—	$119,641	$—	$119,641
Residual interests classified as debt	—	—	4,129	4,129	—	—	7,396	7,396
Derivative liabilities(5)(7)(8)	—	5,943	—	5,943	—	5,951	—	5,951
Digital assets safeguarding liability(5)(10)	—	—	—	—	—	9,292	—	9,292
Total liabilities	$—	$113,352	$4,129	$117,481	$—	$134,884	$7,396	$142,280
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
(4)Home loans are classified as Level 2 due to observable pricing sources utilized by management. Personal loans and student loans classified as Level 3 do not trade in an active market with readily observable prices. Personal loans and home loans are presented within loans held for sale, at fair value, and student loans are presented within loans held for investment, at fair value.
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of March 31, 2024 and December 31, 2023, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(10)The digital assets safeguarding liability and corresponding safeguarding asset are classified as Level 2, because they do not trade in active markets, and are valued using quoted prices on an active exchange that has been identified as the principal market for the underlying digital assets that were being held by our third-party custodians for the benefit of our members. In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts. This process was completed in the first quarter of 2024, subsequent to which we have no digital assets safeguarding liability and safeguarding asset.
(11)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of March 31, 2024 and December 31, 2023, the unpaid principal related to debt measured at fair value was $114,960 and $128,619, respectively. For the three months ended March 31, 2024, losses from changes in fair value were $1,427. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three months ended March 31, 2024 and March 31, 2023.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at
	January 1, 2024	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	March 31, 2024
Assets
Personal loans	$15,330,573	$(269,426)	$16,580	$(1,262,854)	$3,278,882	$(2,035,697)	$(1,053)	$15,057,005
Student loans	6,725,484	(17,117)	—	(294,187)	751,680	(335,937)	4,238	6,834,161
Loans at fair value(1)	22,056,057	(286,543)	16,580	(1,557,041)	4,030,562	(2,371,634)	3,185	21,891,166
Servicing rights(2)	180,469	5,226	980	(53)	75,554	(21,424)	—	240,752
Residual investments(3)	35,920	732	2,553	—	—	(3,352)	—	35,853
IRLCs(4)	2,155	2,436	—	—	—	(2,155)	—	2,436
Student loan commitments(4)	5,465	314	—	—	—	(5,465)	—	314
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(7,396)	(73)	—	—	—	3,340	—	(4,129)
Net impact on earnings		$(277,908)

	Fair Value at							Fair Value at
	January 1, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	March 31, 2023
Assets
Personal loans	$8,610,434	$86,200	$40,039	$—	$2,951,358	$(1,150,926)	$(106)	$10,536,999
Student loans	4,877,177	64,699	—	—	525,373	(229,681)	2,491	5,240,059
Home loans(6)	69,463	(494)	552	(77,880)	89,787	(381)	—	81,047
Loans at fair value(1)	13,557,074	150,405	40,591	(77,880)	3,566,518	(1,380,988)	2,385	15,858,105
Servicing rights(2)	149,854	12,084	613	(135)	954	(16,856)	—	146,514
Residual investments(3)	46,238	1,104	—	(306)	—	(4,076)	—	42,960
Purchase price earn out(7’)	54	9	—	—	—	(63)	—	—
IRLCs(4)	216	634	—	—	—	(216)	—	634
Student loan commitments(4)	(236)	75	—	—	—	236	—	75
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(17,048)	(89)	—	—	—	1,572	—	(15,565)
Net impact on earnings		$164,222
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included elective repurchases of $16.6 million during the three months ended March 31, 2024, and securitization clean-up calls of $39.9 million during the three months ended March 31, 2023. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
securitizations, within noninterest income—loan origination, sales, and securitizations, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).
(2)For servicing rights, impacts on earnings are recorded within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income (loss).
(3)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—loans and securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. Purchases of IRLCs during the three months ended March 31, 2024 were associated with our acquisition of Wyndham. For year-to-date periods, amounts represent the summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
(5)For third party warrants, impacts on earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss).
(6)During the fourth quarter of 2023, we transferred home loans out of Level 3 into Level 2 relating to an update to observable pricing sources utilized by management, as part of the integration of Wyndham.
(7)For purchase price earn out, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $40,824 during the three months ended March 31, 2024, and $(50,529) during the three months ended March 31, 2023. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	March 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	18.4% – 29.5%	24.7%	17.5% – 29.5%	23.2%
Annual default rate	4.7% – 48.7%	4.8%	4.5% – 50.4%	4.8%
Discount rate	5.7% – 8.1%	5.8%	5.5% – 8.1%	5.5%
Student loans
Conditional prepayment rate	7.7% – 12.6%	10.5%	8.4% – 12.6%	10.5%
Annual default rate	0.6% – 6.1%	0.6%	0.4% – 6.4%	0.6%
Discount rate	4.3% – 8.8%	4.3%	4.1% – 8.1%	4.3%

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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	March 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.2% – 1.0%	0.2%	0.1% – 1.8%	0.2%
Conditional prepayment rate	8.6% – 38.1%	22.5%	17.9% – 35.5%	22.4%
Annual default rate	3.3% – 16.0%	4.0%	3.3% – 22.5%	4.7%
Discount rate	8.8% – 20.0%	9.1%	8.8% – 8.8%	8.8%
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	8.1% – 15.1%	12.1%	10.9% – 15.3%	12.2%
Annual default rate	0.3% – 3.6%	0.7%	0.3% – 3.7%	0.6%
Discount rate	8.8% – 8.8%	8.8%	8.8% – 8.8%	8.8%
Home loans
Market servicing costs	0.1% – 0.2%	0.2%	0.1% – 0.2%	0.2%
Conditional prepayment rate	5.5% – 23.8%	8.6%	5.6% – 24.0%	8.1%
Annual default rate	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Discount rate	9.2% – 10.0%	9.3%	9.2% – 10.0%	9.3%
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
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	March 31, 2024	December 31, 2023
Market servicing costs
2.5 basis points increase	$(6,466)	$(6,176)
5.0 basis points increase	(12,931)	(12,351)
Conditional prepayment rate
10% increase	$(6,881)	$(5,189)
20% increase	(13,400)	(10,098)
Annual default rate
10% increase	$(550)	$(480)
20% increase	(1,094)	(921)
Discount rate
100 basis points increase	$(5,409)	$(4,674)
200 basis points increase	(10,498)	(9,054)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	March 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	12.4% – 29.9%	15.5%	12.2% – 28.3%	14.8%
Annual default rate	0.5% – 6.9%	1.5%	0.5% – 6.9%	1.4%
Discount rate	5.8% – 13.5%	8.8%	5.8% – 15.5%	8.7%
Residual interests classified as debt
Conditional prepayment rate	12.7% – 12.8%	12.8%	12.3% – 12.6%	12.4%
Annual default rate	0.8% – 0.8%	0.8%	0.7% – 0.7%	0.7%
Discount rate	10.0% – 10.3%	10.0%	10.0% – 10.3%	10.0%

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

	March 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	48.9% – 85.8%	79.2%	71.9% – 77.2%	76.3%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $6,459 as of March 31, 2024. See Note 11. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets
Cash and cash equivalents(1)	$3,693,390	$3,693,390	$—	$—	$3,693,390
Restricted cash and restricted cash equivalents(1)	454,518	454,518	—	—	454,518
Loans at amortized cost(2)	1,250,231	—	—	1,281,749	1,281,749
Other investments(3)	92,805	—	92,805	—	92,805
Total assets	$5,490,944	$4,147,908	$92,805	$1,281,749	$5,522,462
Liabilities
Deposits(4)	$21,604,594	$—	$21,602,954	$—	$21,602,954
Debt(5)	2,783,908	1,311,986	1,445,303	—	2,757,289
Total liabilities	$24,388,502	$1,311,986	$23,048,257	$—	$24,360,243
December 31, 2023
Assets
Cash and cash equivalents(1)	$3,085,020	$3,085,020	$—	$—	$3,085,020
Restricted cash and restricted cash equivalents(1)	530,558	530,558	—	—	530,558
Loans at amortized cost(2)	836,159	—	—	864,312	864,312
Other investments(3)	83,551	—	83,551	—	83,551
Total assets	$4,535,288	$3,615,578	$83,551	$864,312	$4,563,441
Liabilities
Deposits(4)	$18,620,663	$—	$18,612,822	$—	$18,612,822
Debt(5)	5,113,775	955,306	4,024,516	—	4,979,822
Total liabilities	$23,734,438	$955,306	$22,637,338	$—	$23,592,644
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
Nonrecurring Fair Value Measurements
Investments in equity securities of $23,085 and $22,920 as of March 31, 2024 and December 31, 2023, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $19,739 investment valued under the measurement alternative method during 2022 that was a former equity method investment.

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
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2024	2023
Technology and product development	$19,279	$18,228
Sales and marketing	4,962	6,587
Cost of operations	2,918	1,500
General and administrative	27,923	37,911
Total	$55,082	$64,226
Total compensation and benefits, inclusive of share-based compensation expense, was $208,246 for the three months ended March 31, 2024 and $216,415 for the three months ended March 31, 2023. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2024	17,896,732	$7.70	3.8
Exercised	(171,555)	2.71
Expired	(3,267)	6.23
Outstanding as of March 31, 2024	17,721,910	$7.75	3.5
Exercisable as of March 31, 2024	17,721,910	$7.75	3.5
Total compensation cost related to unvested stock options not yet recognized as of March 31, 2024 was immaterial.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	64,879,496	$7.95
Granted	22,501,316	7.49
Vested(1)	(8,360,975)	8.25
Forfeited	(5,878,073)	8.36
Outstanding as of March 31, 2024	73,141,764	$7.74
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the three months ended March 31, 2024 was $69.0 million.
As of March 31, 2024, there was $525.4 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.3 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	16,240,181	$10.29
Granted	726,217	9.17
Forfeited	(2,052,789)	7.52
Outstanding as of March 31, 2024	14,913,609	$10.61
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model.
During 2024, we granted PSUs that will vest, if at all, in January 2027, subject to the achievement of specified performance goals, such as growth in total book value and maintaining a minimum total risk weighted capital ratio during a three-year measurement period commencing January 2024.
We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted:

Input	Three Months Ended March 31, 2024
Risk-free interest rate	4.5%
Expected volatility	73.0%
Fair value of common stock	$8.02
Dividend yield	—%
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of March 31, 2024, there was $8.8 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.2 years.

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
For the three months ended March 31, 2024 and 2023, we recorded income tax (expense) benefit of $(6,183) and $1,637, respectively. Our income tax positions in both the 2024 and 2023 periods were impacted by income tax expenses associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax benefit position in the 2023 period was primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2024, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance (e.g., the results of recent operations and future forecasts). If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company decreases the deferred tax asset valuation allowance, which reduces the provision for income taxes. During the three months ended March 31, 2024, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.

Note 15. Commitments, Guarantees, Concentrations and Contingencies

Leases and Occupancy
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Operating Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2024 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for operating lease liabilities of $1,666 during the three months ended March 31, 2024.
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $7,758 and $7,207 during the three months ended March 31, 2024 and 2023, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).

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
The Company is exposed to default risk on borrower loans originated and financed by us. There is no single borrower or group of borrowers that comprise a significant concentration of the Company’s loan portfolio. Likewise, the Company is not overly concentrated within a group of channel partners or other customers, with the exception of our distribution of personal loan residual interests in our sponsored personal loan securitizations, which we market to third parties, and the aforementioned whole loan buyers. Given we have a limited number of prospective buyers for our personal loan securitization residual interests, this might result in our utilization of a significant amount of deposits or our own capital to fund future residual interests in personal loan securitizations, or impact the execution of future securitizations if we are limited in our own ability to invest in the residual interest portion of future securitizations, or find willing buyers for securitization residual interests.
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
As of March 31, 2024 and December 31, 2023, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $7.1 million and $5.9 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2024 and December 31, 2023, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $8.3 billion and $6.7 billion, respectively.
As of March 31, 2024 and December 31, 2023, we had a total of $6.4 million in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million of our cash as of March 31, 2024 and December 31, 2023, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of March 31, 2024 and December 31, 2023, we had a total of $27.2 million in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of March 31, 2024, we funded $2.8 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $17.2 million of the total $20.0 million commitment outstanding.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of March 31, 2024 and December 31, 2023, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.

Note 16. Earnings (Loss) Per Share

We compute earnings (loss) per share attributable to common stock using the two-class method required for participating interests. Series 1 Redeemable Preferred Stock has preferential cumulative dividend rights. For each period presented, we increased net income (loss) by the contractual amount of dividends payable to holders of Series 1 Redeemable Preferred Stock.
Basic loss per share of common stock is computed by dividing net income (loss), adjusted for the impact of Series 1 Redeemable Preferred Stock dividends, by the weighted average number of shares of common stock outstanding during the period.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$88,043	$(34,422)
Less: Redeemable preferred stock dividends	(10,079)	(9,968)
Net income (loss) attributable to common stockholders – basic	$77,964	$(44,390)
Plus: Dilutive effect of convertible notes, net(1)	(55,441)	—
Net income (loss) attributable to common stockholders – diluted(1)(2)	$22,523	$(44,390)
Denominator:
Weighted average common stock outstanding – basic	982,617,492	929,270,723
Effect of dilutive securities(2):
Convertible notes	47,845,642	—
Unvested RSUs	9,752,440	—
Common stock options	2,260,927	—
Weighted average common stock outstanding – diluted	1,042,476,501	929,270,723
Earnings (loss) per share – basic	$0.08	$(0.05)
Earnings (loss) per share – diluted	$0.02	$(0.05)
________________________
(1)For the three months ended March 31, 2024, diluted earnings per share of $0.02 and diluted net income attributable to common stockholders of $22,523 exclude gain on extinguishment of debt, net of tax, associated with convertible note activity during the period, as well as interest expense incurred, net of tax, related to convertible notes due 2026.
(2)During the three months ended March 31, 2024 and March 31, 2023, 81.0 million and 194.8 million shares, respectively, were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive.
The following table presents all potentially dilutive stock elements, and reflect the number of instruments outstanding at the end of the period.

	March 31,
	2024	2023
Common stock options	17,721,910	18,569,877
Common stock warrants	12,170,990	12,170,990
Unvested RSUs(1)	73,141,764	86,139,377
Unvested PSUs	14,913,609	18,073,029
Convertible notes(2)	22,841,631	53,538,000
Contingent common stock(3)	45,859	6,305,595
________________________
(1)As of March 31, 2024, includes DSUs granted to non-employee directors. See Note 13. Share-Based Compensation for additional information.
(2)Represents the shares of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the date indicated. As of March 31, 2024, the 2026 convertible notes are potentially convertible into 22,841,631 shares of common stock, and there are no shares of common stock expected to be issued relating to the 2029 convertible notes, as there was no amount in excess of the expected cash redemption price which would require share settlement. See Note 9. Debt for additional information.
(3)Represents contingently returnable common stock in connection with the Technisys Merger, which consists of shares that continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi. These shares were issued in 2022 and partially released in 2023. See Note 2. Business Combinations for additional information.

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
We apply an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding. The primary objective of the FTP framework is to transfer interest rate risk from the business segments by providing matched duration of funding of assets and liabilities to allocate interest income and interest expense to each segment. Therefore, the financial impact, management and reporting of interest rate risk is centralized in Corporate/Other, where it is monitored and managed. The application of the FTP framework impacts the measure of net interest income and, thereby, total net revenue and contribution profit (loss) for our reportable segments, as well as the total net revenue of Corporate/Other, but has no impact on our consolidated results of operations.
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
Technology Platform. The Technology Platform segment includes: (i) technology products and solutions revenue, which is primarily related to our platform as a service through Galileo, which provides the infrastructure to facilitate core client-

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features, (ii) beginning in March 2022, revenue earned by Technisys, which expanded our segment to include a cloud-native digital and core banking platform offering and which results in the sale of software licenses and the provision of related technology solutions, and (iii) beginning in the third quarter of 2023, interest income earned on segment cash balances, for which prior period amounts were determined to be immaterial. See Note 2. Business Combinations for additional information on the Technisys Merger.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

Three Months Ended March 31, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income	$266,536	$501	$119,713	$386,750	$15,968	$402,718
Noninterest income(2)	63,940	93,865	30,838	188,643	53,634	242,277
Total net revenue	$330,476	$94,366	$150,551	$575,393	$69,602	$644,995
Servicing rights – change in valuation inputs or assumptions(3)	(5,226)	—	—	(5,226)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	73	—	—	73
Directly attributable expenses	(117,604)	(63,624)	(113,377)	(294,605)
Contribution profit	$207,719	$30,742	$37,174	$275,635

Three Months Ended March 31, 2023	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$201,047	$—	$58,037	$259,084	$(23,074)	$236,010
Noninterest income (expense)(2)	136,034	77,887	23,064	236,985	(837)	236,148
Total net revenue (loss)	$337,081	$77,887	$81,101	$496,069	$(23,911)	$472,158
Servicing rights – change in valuation inputs or assumptions(3)	(12,084)	—	—	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	89	—	—	89
Directly attributable expenses	(115,188)	(63,030)	(105,336)	(283,554)
Contribution profit (loss)	$209,898	$14,857	$(24,235)	$200,520
____________________
(1)Within the Technology Platform segment, intercompany fees were $7,001 for the three months ended March 31, 2024 and $3,741 for the three months ended March 31, 2023. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table reconciles reportable segments total contribution profit to income (loss) before income taxes. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Three Months Ended March 31,
	2024	2023
Reportable segments total contribution profit	$275,635	$200,520
Corporate/Other total net income (loss)	69,602	(23,911)
Intercompany expenses	7,001	3,741
Servicing rights – change in valuation inputs or assumptions	5,226	12,084
Residual interests classified as debt – change in valuation inputs or assumptions	(73)	(89)
Expenses not allocated to segments:
Share-based compensation expense	(55,082)	(64,226)
Employee-related costs(1)	(62,384)	(61,814)
Depreciation and amortization expense	(48,539)	(45,321)
Other corporate and unallocated expenses(2)	(97,160)	(57,043)
Income (loss) before income taxes	$94,226	$(36,059)
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

Note 18. Subsequent Events

On April 22, 2024, the Company notified holders of its Series 1 Redeemable Preferred Stock that it intends to redeem all of the 3,234,000 shares of Series 1 Preferred Stock outstanding on May 29, 2024 at the “Series 1 Redemption Price”, determined in accordance with the Certificate of Incorporation, of (i) $100 per share of Series 1 Redeemable Preferred Stock plus (ii) an amount in cash equal to any accumulated and compounded (if applicable) and unpaid dividends on the Series 1 Redeemable Preferred Stock to, but excluding, the payment date, which is equal to approximately $105.1027 per share and an aggregate payment of $339.9 million.

SoFi Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as SoFi Technologies’ audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024 and subsequent filings with the SEC. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

SoFi Technologies, Inc.

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
We have built a social area within our digital native application, which we refer to as the “member home feed”. The member home feed is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Through the member home feed, there are significant opportunities to build frequent engagement and, to date, the member home feed has been an important driver of new product adoption. The member home feed is an important part of our strategy and our ability to use data as a competitive advantage.
To complement these products and services, we believe in establishing partnerships with other enterprises to leverage our existing capabilities to reach a broader market and in building vertically-integrated technology platforms designed to manage and deliver our suite of products and technology solutions to our members and clients in a low-cost and differentiated manner.
Our three reportable segments and their primary product offerings as of March 31, 2024 were as follows:
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
International Operations
While we primarily operate in the United States, we also operate internationally in Latin America and Canada largely through our Technology Platform segment, as well as in Hong Kong through SoFi Holdings (Hong Kong) Limited (an investment business).
Our Reportable Segments
We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. Below is a discussion of our segments and their primary products and non-product offerings.

SoFi Technologies, Inc.

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
Home Loans.   We offer agency, non-agency and certain government loans (e.g., VA and Federal Housing Administration loans) for members purchasing a home or refinancing an existing mortgage. In the first quarter of 2024, we began offering fixed rate, closed end second mortgages with a maximum loan amount of $350,000. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3% (or 0% for VA loans), a close on time guarantee, and educational tools and calculators. For one-unit properties, we generally offer loan sizes of $75,000 to $766,550 in conforming normal cost areas (with exceptions for smaller loan sizes considered on a case-by-case basis), up to $1,149,825 in conforming high cost areas (GSE-eligible loans above the normal conforming limit, which is determined by county). For multi-unit properties, we offer loan sizes up to $2,211,600. In addition, we offer loan sizes up to $3,000,000 for jumbo loans (loans in the jumbo loan program), up to $1,500,000 for VA loans, and up to $472,030 for Federal Housing Administration loans in most areas. Our fixed rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We offer adjustable rate mortgage products for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term, and for VA and Federal Housing Administration loans, with a fixed rate for 5 years followed by rate adjustments every year for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans.
Lending Model
We originate loans through our lending business, and have the option of pursuing a gain-on-sale origination model, whereby we seek to recognize a gain from these loans and sell them into either our whole loan or securitization channels, or holding loans on our balance sheet when advantageous. This enables us to maximize our return and balance our risk by earning interest on these loans for a longer period and to be selective in our sales arrangements. We expect to benefit from the continued mix towards deposit funding through operating SoFi Bank.
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

SoFi Technologies, Inc.

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
Technology Platform Segment
We provide technology platform services through a diversified suite of offerings which include an event and authorization platform accessed via application programming interfaces, a cloud-native digital and core banking platform and services related to both platforms. Our customers include financial and non-financial institutions in North America and Latin America. We earn technology product and solutions revenue through the use of the platforms, either on a per use basis, or from overall license and maintenance fee service arrangements related to those respective platforms. We also offer additional add-on technology solutions to support our clients and drive engagement, such as an AI-based virtual assistant for customers of banks and financial institutions, and a real-time payment risk platform to enhance payment fraud mitigation strategies for financial customers. We continue to leverage investments made to integrate Galileo and Technisys and position the Technology Platform segment for diversified durable growth.
Financial Services Segment
Our suite of financial services products, by nature, provides more daily interactions with our members and is, therefore, differentiated from our lending products, which inherently have less consistent touchpoints with our members. We offer a suite of financial services solutions, the most significant of which are discussed below.
SoFi Money: Checking and savings accounts provide a digital banking experience which allows members to spend, save and earn interest and rewards in flexible ways. We believe SoFi Checking and Savings accounts held at SoFi Bank are attractive to our members and prospective members due to our differentiated offerings, including competitive interest rates, access to expanded FDIC insurance coverage of up to $2 million through our Insured Deposit Program and the convenience and benefits of being part of a cohesive, simplified financial ecosystem within our mobile platform.
SoFi Invest: A mobile-first investment platform offering members access to trading and advisory solutions, such as active investing and robo-advisory. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform. Our active investing service enables members to buy and sell stocks and ETFs, as well as alternative investment funds, mutual funds and money market funds beginning in January 2024, to engage in options trading, to participate in IPOs, to buy and sell fractional shares, to engage in margin investing and to access a retirement investment account. Our robo-advisory service offers managed portfolios of stocks, bonds and ETFs. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience.

SoFi Technologies, Inc.

Additional financial services solutions offered within our platform include:
•SoFi Credit Card: Designed to help eligible members spend better with cash back rewards on every purchase and without limits. Our unlimited cash back credit card features no annual fee, no foreign transaction fees and flexible redemption options through statement credit or other SoFi products, with a 10% boost on cash back rewards earned for credit card members with direct deposit through SoFi Checking.
•Lantern Credit: A financial services marketplace platform developed to help applicants that do not qualify for SoFi products, and small business owners, to seek alternative products from other providers, as well as to provide a product comparison experience.
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

Business Highlights

We achieved a number of key financial achievements in the three months ended March 31, 2024, including total net revenue of $645.0 million, representing an increase of 37% over total net revenue in the same period of 2023, as well as our second consecutive quarter of net income, achieving $88.0 million in the first quarter of 2024, which includes a $59.2 million gain from exchanging convertible debt during the three months ended March 31, 2024. This compares to a loss of $34.4 million in the same prior year period. Diluted earnings per share for the three months ended March 31, 2024 was $0.02, which did not include a benefit from the convertible debt exchange in the quarter, compared to a loss per share of $0.05 in the same period of 2023. Continued growth in both total members and products reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 8.1 million as of March 31, 2024, a 44% increase from the prior year period, while total products reached over 11.8 million as of March 31, 2024, a 38% year over year increase.

SoFi Technologies, Inc.

Lending segment contribution profit of $207.7 million for the three months ended March 31, 2024 at a margin of 63%, decreased 1% over the respective 2023 period, which had a contribution margin of 62%. Growth in net interest income of $65.5 million, or 33%, was driven by higher loan balances and an average net interest margin of 5.91% in the three months ended March 31, 2024, an increase of 43 basis points compared to 5.48% in the respective 2023 period. Net interest margin expansion was driven by an increase in both average interest-earning assets and average yields, partially offset by an increase in the cost of interest-bearing liabilities. Origination volume increased 22% year over year, primarily driven by continued strong demand for personal loans and stable growth in the student loan business, despite continued macroeconomic headwinds. Student loans saw some increasing demand in the third quarter of 2023 ahead of the resumption of principal and interest payments on federally-held student loans, and we expect that we may continue to see modest growth in student loan refinancing. Our acquisition of Wyndham in the second quarter of 2023 provided increased capacity and capabilities for our home loans product, which contributed to a notable year over year increase in home loans, and which we expect to continue to provide benefits, while we expect overall home loans growth could be correlated with rate movements in 2024.
Technology Platform segment contribution profit of $30.7 million for the three months ended March 31, 2024 increased 107% over the respective 2023 period, and total net revenue of $94.4 million for the three months ended March 31, 2024 increased 21% over the respective 2023 period. Growth was driven by continued strong organic growth of existing clients and new product adoption, as well as notable contributions from increasingly diversified clients which have launched since the second half of 2023. Margin improvements were driven primarily by account growth, as we begin to realize the benefits of earlier investments made to support Technology Platform product development and the integration of Galileo and Technisys. We continue to make significant strides in our strategy of leveraging our unique product suite to pursue diversified growth and expansion via new products and geographies, in addition to larger, more durable revenue opportunities. We expect growth in segment revenue to continue to accelerate in 2024, as we are well positioned to capture opportunities from traditional financial institutions and nonfinancial categories.
Within Financial Services, contribution profit of $37.2 million for the three months ended March 31, 2024 significantly improved compared to a contribution loss of $24.2 million in the respective 2023 period, and total net revenue of $150.6 million for the three months ended March 31, 2024 increased 86% over the respective 2023 period. We achieved continued strong growth in deposits, ending the period with $21.6 billion of deposits as of March 31, 2024, allowing us to maintain diversified sources of funding and driving an increase in net interest income earned on our deposits. By continuously innovating with new and relevant offerings, features and rewards for members, we grew total Financial Services products by 42% year over year to 10.1 million at quarter-end. We continue to realize scale in our marketing spend and improvement in operating leverage in the segment. We expect to continue to scale our products through increased brand awareness and network effects, and continue to improve contribution profit in the segment.
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
During 2024, we continued to have strong deposit contribution from direct deposit members with a high quality median FICO score. We expect that our funding mix will continue to move towards deposit funding, which has a lower borrowing cost of funds than our warehouse and securitization financing model. We also continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing our benefits offering to our members. Our total capital ratio, as calculated under applicable regulatory capital rules, was 17.3% as of March 31, 2024.

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

SoFi Technologies, Inc.

Adjusted Net Revenue
Adjusted net revenue is defined as total net revenue, adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumptions changes, which relate only to our Lending segment, as well as gains and losses on extinguishment of debt. We adjust total net revenue to exclude these items, as they are non-cash charges that are not realized during the period or not indicative of our core operating performance, and therefore positive or negative changes do not impact the cash available to fund our operations. This measure helps provide our management with an understanding of the net revenue available to finance our operations and helps management better decide on the proper expenses to authorize for each of our operating segments, to ultimately help achieve target contribution profit margins. Therefore, the measure of adjusted net revenue serves as both the starting point for how we think about the liquidity generated from our operations and also the starting point for our annual financial planning, the latter of which focuses on the cash we expect to generate from our operating segments to help fund the current year’s strategic objectives. Adjusted net revenue has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, such as total net revenue. The primary limitation of adjusted net revenue is its lack of comparability to other companies that do not utilize this measure or that use a similar measure that is defined in a different manner.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Total net revenue	$644,995	$472,158
Servicing rights – change in valuation inputs or assumptions(1)	(5,226)	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	73	89
Gain on extinguishment of debt(3)	(59,194)	—
Adjusted net revenue	$580,648	$460,163
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

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total net revenue	$644,995	$615,404	$537,209	$498,018	$472,158
Servicing rights – change in valuation inputs or assumptions(1)	(5,226)	(6,595)	(7,420)	(8,601)	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	73	10	928	(602)	89
Gain on extinguishment of debt(3)	(59,194)	(14,574)	—	—	—
Adjusted net revenue	$580,648	$594,245	$530,717	$488,815	$460,163
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue, the most directly comparable GAAP measure for the Lending segment:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Total net revenue – Lending	$330,476	$337,081
Servicing rights – change in valuation inputs or assumptions(1)	(5,226)	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	73	89
Adjusted net revenue – Lending	$325,323	$325,086
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss), adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) restructuring charges, (vi) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vii) transaction-related expenses, (viii) foreign currency impacts related to operations in highly inflationary countries, (ix) fair value changes in warrant liabilities, (x) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions, (xi) gain on extinguishment of debt, and (xii) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance.
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

SoFi Technologies, Inc.

Net Income (Loss) and Adjusted EBITDA
In Thousands
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net income (loss)	$88,043	$(34,422)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	10,711	8,000
Income tax expense (benefit)(2)	6,183	(1,637)
Depreciation and amortization(3)	48,539	45,321
Share-based expense	55,082	64,226
Restructuring charges(4)	—	4,953
Impairment expense(5)	—	1,243
Foreign currency impact of highly inflationary subsidiaries(6)	174	—
Servicing rights – change in valuation inputs or assumptions(7)	(5,226)	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions(8)	73	89
Gain on extinguishment of debt(9)	(59,194)	—
Total adjustments	56,342	110,111
Adjusted EBITDA	$144,385	$75,689
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and debt issuance costs on our convertible notes. Revolving credit facility interest expense in the 2024 period increased due to higher interest rates relative to the prior year periods on identical outstanding debt. Convertible note interest expense in the 2024 period increased related to the issuance of interest-bearing convertible senior notes during the period.
(2)Our income tax positions in both the 2024 and 2023 periods were impacted by income tax expenses associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax benefit position in the 2023 period was primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys. See Note 14. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense for the 2024 period increased compared to the 2023 period primarily in connection with growth in our internally-developed software balance.
(4)Restructuring charges in the 2023 period primarily included employee-related wages, benefits and severance associated with a reduction in headcount in our Technology Platform segment, which do not reflect expected future operating expenses and are not indicative of our core operating performance.
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

SoFi Technologies, Inc.

(7)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, these positive and negative changes in fair value attributable to assumption changes are adjusted out of net income (loss) to provide management and financial users with better visibility into the earnings available to finance our operations.
(8)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net income (loss) to provide management and financial users with better visibility into the earnings available to finance our operations.
(9)Reflects gain on extinguishment of debt. Gains and losses are recognized during the period of extinguishment for the difference between the net carrying amount of debt extinguished and the fair value of equity securities issued. These non-cash charges are not indicative of our core operating performance, and as such are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations and our overall performance.
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss)	$88,043	$47,913	$(266,684)	$(47,549)	$(34,422)
Non-GAAP adjustments:
Interest expense – corporate borrowings	10,711	9,882	9,784	9,167	8,000
Income tax (benefit) expense	6,183	3,245	(244)	(1,780)	(1,637)
Depreciation and amortization	48,539	53,449	52,516	50,130	45,321
Share-based expense	55,082	69,107	62,005	75,878	64,226
Restructuring charges	—	7,796	—	—	4,953
Impairment expense	—	—	247,174	—	1,243
Foreign currency impact of highly inflationary subsidiaries	174	10,971	—	—	—
Transaction-related expense	—	—	(34)	176	—
Servicing rights – change in valuation inputs or assumptions	(5,226)	(6,595)	(7,420)	(8,601)	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions	73	10	928	(602)	89
Gain on extinguishment of debt	(59,194)	(14,574)	—	—	—
Total adjustments	56,342	133,291	364,709	124,368	110,111
Adjusted EBITDA	$144,385	$181,204	$98,025	$76,819	$75,689

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	March 31, 2024	March 31, 2023	Variance	% Change
Members	8,131,720	5,655,711	2,476,009	44%
Total Products	11,830,128	8,554,363	3,275,765	38%
Total Products — Lending segment	1,705,155	1,416,122	289,033	20%
Total Products — Financial Services segment	10,124,973	7,138,241	2,986,732	42%
Total Accounts — Technology Platform segment	151,049,375	126,326,916	24,722,459	20%
See “Summary Results by Segment” for additional metrics we review at the segment level.
Members
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Our members have continuous access to our CFPs, our member events, our

SoFi Technologies, Inc.

content, educational material, news, and our tools and calculators, which are provided at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Beginning in the first quarter of 2024, we aligned our methodology for calculating member and product metrics with our member and product definitions to include co-borrowers, co-signers, and joint- and co-account holders, as applicable. Quarterly amounts for prior periods were determined to be immaterial and were not recast.
Once someone becomes a member, they are always considered a member unless they are removed in accordance with our terms of service, in which case, we adjust our total number of members. This could occur for a variety of reasons—including fraud or pursuant to certain legal processes—and, as our terms of service evolve together with our business practices, product offerings and applicable regulations, our grounds for removing members from our total member count could change. The determination that a member should be removed in accordance with our terms of service is subject to an evaluation process, following the completion, and based on the results, of which, relevant members and their associated products are removed from our total member count in the period in which such evaluation process concludes. However, depending on the length of the evaluation process, that removal may not take place in the same period in which the member was added to our member count or the same period in which the circumstances leading to their removal occurred. For this reason, our total member count may not yet reflect adjustments that may be made once ongoing evaluation processes, if any, conclude.
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
Since our inception through March 31, 2024, we have served approximately 8.1 million members who have used approximately 11.8 million products on the SoFi platform.

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

SoFi Technologies, Inc.

In our Lending segment, total products refers to the number of personal loans, student loans and home loans that have been originated through our platform through the reporting date, whether or not such loans have been paid off. If a member has multiple loan products of the same loan product type, such as two personal loans, that is counted as a single product. However, if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products. The account of a co-borrower or co-signer is not considered a separate lending product.
In our Financial Services segment, total products refers to the number of SoFi Money accounts (inclusive of checking and savings accounts held at SoFi Bank and cash management accounts), SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which are originated by the Company or a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts and SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts) that have been opened through our platform through the reporting date. Checking and savings accounts are considered one account within our total products metric. Our SoFi Invest service is composed of two products: active investing accounts and robo-advisory accounts. Our members can select any one or combination of the types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. The account of a joint- or co-account holder is considered a separate financial services product. In the event a member is removed in accordance with our terms of service, as discussed under “Members” above, the member’s associated products are also removed.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	March 31, 2024	March 31, 2023	Variance	% Change
Personal loans	1,152,688	904,912	247,776	27%
Student loans	521,835	484,961	36,874	8%
Home loans	30,632	26,249	4,383	17%
Total lending products	1,705,155	1,416,122	289,033	20%

SoFi Technologies, Inc.

Total financial services products were composed of the following:

Financial Services Products	March 31, 2024	March 31, 2023	Variance	% Change
Money(1)	3,880,021	2,413,013	1,467,008	61%
Invest(2)	2,224,705	2,210,915	13,790	1%
Credit Card	254,617	193,236	61,381	32%
Referred loans(3)	59,555	44,586	14,969	34%
Relay	3,613,686	2,205,931	1,407,755	64%
At Work	92,389	70,560	21,829	31%
Total financial services products	10,124,973	7,138,241	2,986,732	42%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. As of March 31, 2023, Invest products included 415,298 digital assets accounts. Excluding these accounts (that were closed as part of the transfer of the crypto services), total Invest products increased by 429,032, or 24%, year over year.
(3)Limited to loans wherein we provide third party fulfillment services.

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

Technology Platform Accounts
In Millions

	March 31, 2024	March 31, 2023	Variance	% Change
Total accounts	151,049,375	126,326,916	24,722,459	20%

Key Factors Affecting Operating Results

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our loan origination volume, financial services products and member activity on our platform, growth in

SoFi Technologies, Inc.

technology platform clients, competition and industry trends, general economic conditions and our ability to optimize our national bank charter. The key factors affecting our operating results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, with notable updates provided herein.
Industry Trends and General Economic Conditions
The Federal Reserve increased the benchmark interest rate several times in 2023, largely in response to high inflation, low unemployment and strong consumer demand, while balancing macroeconomic risks, such as increased market volatility. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. Rate cuts are expected in 2024, but the timing of such cuts remains uncertain. However, over past quarters rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. Economic and market volatility may continue to occur and could worsen, including if there is additional turmoil in the banking and financial services sectors, which could adversely impact our liquidity, results of operations and financial condition. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, although we have not observed a decline in our overall deposits to date, our members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. In addition, if the Federal Reserve does not effectively curb inflation or interest rates further rise unexpectedly or too quickly or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations. In the first quarter of 2024, we saw a continuation from 2023 of elevated credit spreads across capital markets and changes in consumer credit. Our increased personal loan annualized charge-off rate year over year was reflective of our expectation of credit metrics to revert over time to more normalized levels, but remains healthy, while our lower credit card annualized charge-off rate was reflective of improvement in credit card delinquency rates. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Weighted average coupon rate(1)	13.8%	13.8%	5.6%	5.6%
Weighted average annual default rate	4.8	4.8	0.6	0.6
Weighted average conditional prepayment rate	24.7	23.2	10.5	10.5
Weighted average discount rate	5.8	5.5	4.3	4.3
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the first quarter of 2024 relative to the fourth quarter of 2023, we observed the following trends:
•The weighted average conditional prepayment rates on personal loans and student loans increased by 154 bps and 8 bps, respectively. Increases reflect the impacts of observed increases in prepayments during the first quarter.
•The weighted average discount rates on personal loans and student loans increased by 26 bps and 6 bps, respectively. For personal loans and student loans, our discount rate assumptions increased in the first quarter due to benchmark rates increasing by 48 bps and 49 bps, respectively, partially offset by spreads tightening. Spread changes are indicated by asset-backed security and secondary bond markets.
•Annualized net charge-off rates on personal loans in the first quarter of 2024 were 3.5%, which remained lower than the assumed weighted average default rates in our fair value model of 4.8%. Personal loan charge-offs during the first quarter of 2024 were impacted by delinquent loan sales of $62.5 million of aggregate unpaid principal balance, a

SoFi Technologies, Inc.

portion of which we expect to recover in future periods. Annualized net charge-off rates on student loans in the first quarter of 2024 of 0.6% were consistent with the assumed weighted average default rates in our fair value model. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due. For instance, personal loans are marked down on average 70% when the loans are 30 days past due.
The combination of these and other factors resulted in fair value losses recognized on our personal loans portfolio and fair value gains recognized on our student loans portfolio during the first quarter of 2024.
Student Loan Relief
In June 2023, Congress passed the Fiscal Responsibility Act of 2023 which, among other things, ended the suspension of principal and interest payments on federally-held student loans pursuant to the CARES Act passed in 2020, which became effective 60 days after June 30, 2023, and prohibits the Secretary of Education from implementing any extension of any executive action or rule pursuant to the CARES Act. Following the end of the federal student loan payment moratorium on August 30, 2023, President Biden indicated that, between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to pay their student loan bills to credit agencies. Additionally, President Biden has announced multiple relief measures for federal student loan borrowers, despite legal challenges at the Supreme Court to certain of President Biden’s student loan forgiveness proposals. For example, the Biden Administration announced on July 14, 2023 that $39 billion in federal student loan debt would be eliminated to remedy mistakes of loan servicers, and that other student loan holders will have their loans adjusted. In the fall and winter of 2023, the Biden Administration estimated that it would cancel more than $132 billion of student debt for more than three million borrowers and continue to pursue debt forgiveness strategies including through the Saving on a Valuable Education (“SAVE”) Plan which offers forgiveness after as few as 10 years of payments for borrowers who originally took out $12,000 or less for college. In February 2024, the Biden Administration announced that it will automatically discharge $1.2 billion in loans for nearly 153,000 eligible borrowers under the SAVE Plan. In March 2024, the Biden Administration announced the approval of $5.8 billion in additional student loan debt relief for 77,700 borrowers made possible by the U.S. Department of Education’s Public Service Loan Forgiveness Program (“PSLF”). Most recently, on April 17, 2024, the U.S. Department of Education issued a notice of proposed rulemaking to include targeted student loan debt forgiveness to certain borrowers, including provisions under the Higher Education Act of 1965, as amended, that would provide relief for eligible borrowers of runaway interest, forgiveness of outstanding debt related to loans which entered repayment at least 20 years ago, and additional provisions to facilitate relief related to income-driven repayment plans.
While we expect we may continue to see an increase in student loan refinancing volume following the end of the federal student loan payment moratorium, which occurred on August 30, 2023, as borrowers may look to refinance at a lower rate or, given the high interest rate environment, may look to extend the loan term, the timing and impact to our student loan refinancing product will largely depend on expectations regarding the introduction or implementation of additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Net interest income	$402,718	$236,010	$166,708	71%
Total noninterest income	242,277	236,148	6,129	3%
Total net revenue	644,995	472,158	172,837	37%
Total noninterest expense	550,769	508,217	42,552	8%
Income (loss) before income taxes	94,226	(36,059)	130,285	n/m
Income tax (expense) benefit	(6,183)	1,637	(7,820)	n/m
Net income (loss)	$88,043	$(34,422)	$122,465	n/m

SoFi Technologies, Inc.

Net Interest Income
The table below presents average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,120,567	$37,268	4.80%	$1,786,522	$8,369	1.87%
Investment securities	767,789	10,202	5.34	437,717	5,739	5.24
Loans	23,540,252	618,441	10.57	15,015,721	357,342	9.52
Total interest-earning assets	27,428,608	665,911	9.76	17,239,960	371,450	8.62
Total noninterest-earning assets	3,006,934			3,072,248
Total assets	$30,435,542			$20,312,208
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,528,655	$11,398	1.81%	$1,927,612	$12,852	2.67%
Savings deposits	14,317,371	162,445	4.56	5,471,347	48,160	3.52
Time deposits	2,974,750	37,608	5.08	1,193,181	12,104	4.06
Total interest-bearing deposits	19,820,776	211,451	4.29	8,592,140	73,116	3.40
Warehouse facilities	2,141,601	34,860	6.55	2,904,509	40,176	5.53
Securitization debt	333,957	3,658	4.40	874,369	10,426	4.77
Other debt(2)	1,751,789	13,224	3.04	1,646,367	11,581	2.81
Total debt	4,227,347	51,742	4.92	5,425,245	62,183	4.58
Residual interests classified as debt	5,004	—	—	16,301	141	3.46
Total interest-bearing liabilities	24,053,127	263,193	4.40	14,033,686	135,440	3.86
Total noninterest-bearing liabilities	718,828			704,071
Total liabilities	24,771,955			14,737,757
Total temporary equity	320,374			320,374
Total permanent equity	5,343,213			5,254,077
Total liabilities, temporary equity and permanent equity	$30,435,542			$20,312,208

Net interest income(3)		$402,718			$236,010
Net interest margin(4)			5.91%			5.48%
__________________
(1)Average balances were calculated on daily carrying balances for the 2024 period and on four-month ending carrying balances for the 2023 period, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
(2)Interest expense on other debt primarily includes debt issuance and discount expense, as well as interest expense on the revolving credit facility.
(3)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(4)Net interest margin is calculated as net interest income divided by total average interest-earning assets.
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, net interest income increased by $166.7 million, or 71%, and net interest margin increased by 43 basis points. Average interest-earning assets increased by 59%, and average yields increased by 114 basis points. The increases were primarily driven by (i) higher interest income from personal loans, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods for both personal and student loans, (ii) interest-bearing deposits with banks, which reflected our strong liquidity position in a rising interest rate environment, and (iii) lower interest expense on warehouse facilities and securitizations primarily attributable to lower average balances, which is reflective of our continued funding mix towards deposit funding, and partially offset by higher interest rates incurred on our facilities which is reflective of the higher interest rate environment year over year. These items were partially offset by higher interest expense on deposits attributable to a higher average balance and higher interest rates offered to our members.

SoFi Technologies, Inc.

Analysis of Changes in Net Interest Income
The following table presents period-over-period changes in net interest income and the extent to which the variances are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$15,971	$12,928	$28,899
Investment securities	4,433	30	4,463
Loans	226,542	34,557	261,099
Total interest income	246,946	47,515	294,461
Interest expense:
Interest-bearing deposits	120,320	18,015	138,335
Debt	(13,968)	3,527	(10,441)
Residual interests classified as debt	—	(141)	(141)
Total interest expense	106,352	21,401	127,753
Net interest income	$140,594	$26,114	$166,708
___________________
(1)We calculate the changes in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Loan origination, sales, and securitizations	$57,000	$123,334	$(66,334)	(54)%
Servicing	6,974	12,742	(5,768)	(45)%
Technology products and solutions	85,672	72,801	12,871	18%
Other	92,631	27,271	65,360	240%
Total noninterest income	$242,277	$236,148	$6,129	3%
Total net revenue	$644,995	$472,158	$172,837	37%
Total noninterest income increased by $6.1 million, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to: (i) gain on extinguishment of debt of $59.2 million during the 2024 period, (ii) higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, and (iii) growth in technology services fees driven by account growth, as well as increased processing and service arrangement activity among our integrated technology solutions clients.
These increases were partially offset by: (i) higher loan write-offs in the 2024 period, primarily driven by longer loan holding periods and elevated charge off rates, and (ii) the net effect of gains in the 2024 period compared to losses in the 2023 period on student loan, personal loan and risk retention interest rate swap positions primarily driven by increases in interest rates during the 2024 period compared to decreases in interest rates during the 2023 period, and fair value losses on personal loans in the 2024 period compared to gains during the 2023 period, which were primarily impacted by higher prepayment rate, discount rate and default rate assumptions, and lower fair value gains on student loans in the 2024 period, which were primarily impacted by higher unpaid principal balance.

SoFi Technologies, Inc.

Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Technology and product development	$130,920	$117,059	$13,861	12%
Sales and marketing	167,366	175,154	(7,788)	(4)%
Cost of operations	100,061	83,908	16,153	19%
General and administrative	145,240	123,689	21,551	17%
Provision for credit losses	7,182	8,407	(1,225)	(15)%
Total noninterest expense	$550,769	$508,217	$42,552	8%
Total noninterest expense increased by $42.6 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by: (i) increased amortization of purchased and internally-developed software, and in tools and subscriptions costs, reflective of continued investments in technology, (ii) increases in direct member incentives, advertising and marketing expenditures, (iii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform, and (iv) amortization of premiums on a credit default swap related to our student loans during the 2024 period. This increase was partially offset by decreased employee compensation and benefits, which was attributable to decreases in share-based compensation expense, partially offset by increases in headcount and salary related to support of our growth and impacts of the inflationary environment, as well as restructuring charges during the first quarter of 2023.
Provision for Credit Losses
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	March 31, 2024	March 31, 2023
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$51,313	$38,937
Loans held for investment, at amortized cost(1)	$1,294,721	$362,089
Ratio(2)	3.96%	10.75%
__________________
(1)Loans outstanding balance excludes accrued interest.
(2)The decrease in the ratio was primarily attributable to senior secured loans, for which we did not recognize an allowance for credit losses, partially offset by credit cards, which was primarily reflective of an increase in total balances and associated loss reserves.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	March 31, 2024		March 31, 2023
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$49,092	24%	$37,089	69%
Commercial and consumer banking	2,221	10	1,848	31
Senior secured loans(2)	—	66	—	—
Total	$51,313	100%	$38,937	100%
__________________
(1)Loans outstanding balances exclude accrued interest.

SoFi Technologies, Inc.

(2)For the periods presented, we did not recognize an allowance for credit losses on senior secured loans, as we determined that our expected exposure to credit losses was immaterial.
Analysis of Charge-offs
The following table presents information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$15,664,935	$134,387	3.45%	$9,560,160	$71,069	2.97%
Student loans	6,983,205	10,417	0.60	5,065,710	4,296	0.34
Home loans	49,759	—	—	73,419	—	—
Senior secured loans	451,121	—	—	—	—	—
Credit card	269,688	10,546	15.73	213,018	10,258	19.26
Commercial and consumer banking	121,544	18	0.06	103,414	—	—
Total loans	$23,540,252	$155,368	2.65%	$15,015,721	$85,623	2.28%
___________________
(1)Average balances were calculated on daily carrying balances for the 2024 period and on four-month ending carrying balances for the 2023 period, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.
(2)Net charge-offs include both credit- and certain non-credit-related charge-offs.
The provision for credit losses for the three months ended March 31, 2024 decreased by $1.2 million, or 15%, compared to the same period in 2023. The decrease during the three-month period was primarily related to improvement in credit card delinquency rates.
Income Taxes
For the three months ended March 31, 2024 and 2023, we recorded income tax (expense) benefit of $(6.2) million and $1.6 million, respectively. Our income tax positions in both the 2024 and 2023 periods were impacted by income tax expenses associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax benefit position in the 2023 period was primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance (e.g., the results of recent operations and future forecasts). If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company decreases the deferred tax asset valuation allowance, which reduces the provision for income taxes. Such a potential benefit has not been included in our guidance.

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

SoFi Technologies, Inc.

Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	Three Months Ended March 31,		2024 vs 2023
Metric	2024	2023	Change	% Change
Total products (number, as of period end)	1,705,155	1,416,122	289,033	20%
Origination volume ($ in thousands, during period)
Personal loans	$3,278,882	$2,951,358	$327,524	11%
Student loans	751,680	525,373	226,307	43%
Home loans	336,148	89,787	246,361	274%
Total	$4,366,710	$3,566,518	$800,192	22%
Loans with a balance (number, as of period end)(1)	1,039,446	801,110	238,336	30%
Average loan balance ($, as of period end)(1)
Personal loans	$24,259	$25,008	$(749)	(3)%
Student loans(2)	44,448	46,106	(1,658)	(4)%
Home loans	282,917	283,579	(662)	—%
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
Personal Loans. During the three months ended March 31, 2024, personal loan origination volume increased relative to the corresponding 2023 period, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment during 2023 that has persisted into 2024.
Student Loans. During the three months ended March 31, 2024, student loan origination volume increased relative to the corresponding 2023 period, as demand for student loan refinancing products increased after the resumption of principal and interest payments on federally-held student loans as borrowers looked to refinance at a lower rate or, given the high interest rate environment, to extend the loan term. Demand for student loan refinancing products during the prior year was affected by the unfavorable impact of the suspension of principal and interest payments on federally-held student loans through August 30, 2023 and the expectation of debt cancellation for certain federal student loan borrowers which was struck down by the U.S. Supreme Court in June 2023, combined with a continued rising interest rate environment in 2023.
Home Loans. During the three months ended March 31, 2024, home loan origination volume increased significantly relative to the corresponding 2023 period. Our home loan origination volume increased notably beginning in the second quarter of 2023, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham. This was partially offset by rising interest rates through 2023, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations historically represented a smaller percentage of our home loan originations, our mix has continued to shift toward more purchase originations, which we would expect to continue under similar macroeconomic conditions.

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
In the table below, we present additional information related to our lending products:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Overall weighted average origination FICO	750	751
Personal Loans
Weighted average origination FICO	746	747
Weighted average interest rate earned(1)	13.65%	12.56%
Interest income recognized	$504,479	$287,227
Sales of loans	$1,262,854	$—
Student Loans
Weighted average origination FICO	768	769
Weighted average interest rate earned(1)	5.65%	4.73%
Interest income recognized	$94,000	$58,660
Sales of loans	$294,187	$—
Home Loans
Weighted average origination FICO	751	758
Weighted average interest rate earned(1)	8.17%	4.13%
Interest income recognized	$1,009	$843
Sales of loans	$344,237	$77,880
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the unpaid principal balances of loans outstanding during the period, which are impacted by loan holding periods as well as interest rates charged to borrowers. Weighted average interest rate earned was determined on a daily basis for the 2024 period and on a four-month basis for the 2023 period, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.

Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Net interest income	$266,536	$201,047	$65,489	33%
Noninterest income	63,940	136,034	(72,094)	(53)%
Total net revenue	330,476	337,081	(6,605)	(2)%
Servicing rights – change in valuation inputs or assumptions(1)	(5,226)	(12,084)	6,858	(57)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	73	89	(16)	(18)%
Directly attributable expenses	(117,604)	(115,188)	(2,416)	2%
Contribution profit	$207,719	$209,898	$(2,179)	(1)%
Adjusted net revenue(3)	$325,323	$325,086	$237	—%
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

SoFi Technologies, Inc.

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
Net interest income
Net interest income in our Lending segment increased by $65.5 million, or 33%, for the three months ended March 31, 2024 compared to the same period in 2023, which was primarily attributable to increases in average personal loan unpaid principal balances of $6.1 billion (73%) and in average student loan unpaid principal balances of $1.8 billion (39%), combined with a higher weighted average interest rate. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods. Interest expense associated with funding our lending activities increased by $193.0 million, or 130%, for the three-month year over year period, primarily due to the sharp increases in benchmark rates which are reflective of the higher interest rate environment during 2023 as well as higher average loan balances.
Noninterest income
Noninterest income in our Lending segment decreased by $72.1 million, or 53%, for the three months ended March 31, 2024 compared to the same period in 2023, which was primarily driven by lower loan origination, sales, and securitizations income of $66.3 million.
Loan Origination, Sales, and Securitizations
The following table presents the components of noninterest income—loan origination, sales, and securitizations:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$(72,040)	$222,351	$(294,391)	n/m
Economic derivative hedges of loan fair values	205,921	(32,336)	238,257	n/m
Other derivative instruments(2)	2,571	2,198	373	17%
Loan origination fees	73,742	1,062	72,680	n/m
Loan write-off expense(3)	(144,744)	(72,807)	(71,937)	99%
Loan repurchase (expense) benefit(4)	(1,265)	425	(1,690)	n/m
Other	(7,185)	2,444	(9,629)	n/m
Loan origination, sales, and securitizations noninterest income	$57,000	$123,337	$(66,337)	(54)%
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
(2)Includes IRLCs and interest rate caps, as well as purchase price earn-out during the 2023 period.
(3)For the three months ended March 31, 2024 and 2023, includes gross write-offs of $175.5 million and $86.7 million, respectively. Total recoveries were $30.8 million and $13.9 million, respectively, of which $25.0 million and $6.9 million, respectively, were captured via loan sales to a third-party collection agency.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information.
The decrease in loan origination, sales, and securitizations income was primarily driven by: (i) fair value losses on personal loans in the 2024 period compared to gains during the 2023 period, which were primarily impacted by higher prepayment rate, discount rate and default rate assumptions, and lower fair value gains on student loans in the 2024 period, which were primarily impacted by higher unpaid principal balance, and (ii) higher personal loan write-offs in the 2024 period, primarily driven by longer loan holding periods and elevated charge off rates. These decreases were partially offset by: (i) gains in the 2024 period compared to losses in the 2023 period on student loan, personal loan and risk retention interest rate swap positions primarily driven by increases in interest rates during the 2024 period compared to decreases in interest rates during the 2023 period, and (ii) higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate.

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

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Servicing income recognized
Personal loans	$11,819	$6,537	$5,282	81%
Student loans	5,525	6,715	(1,190)	(18)%
Home loans	4,080	3,604	476	13%
Servicing rights fair value change
Personal loans	$54,102	$(6,579)	$60,681	n/m
Student loans	4,013	3,848	165	4%
Home loans	2,168	(609)	2,777	n/m
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Direct advertising	$44,769	$45,774	$(1,005)	(2)%
Compensation and benefits	28,254	25,686	2,568	10%
Lead generation	24,815	21,621	3,194	15%
Loan origination and servicing costs	10,430	10,350	80	1%
Professional services	2,378	2,193	185	8%
Intercompany technology platform expenses	444	—	444	n/m
Other(1)	6,514	9,564	(3,050)	(32)%
Directly attributable expenses	$117,604	$115,188	$2,416	2%
___________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third-party loan fraud (net of related insurance recoveries).
Lending segment directly attributable expenses for the three months ended March 31, 2024 increased by $2.4 million, or 2%, compared to the same period in 2023, primarily due to: (i) an increase in student and personal loan lead generation channels during 2024, and (ii) an increase in allocated compensation and related benefits, which reflected increases in average compensation and average headcount in 2024. This increase was partially offset by: (i) a decline in other expenses, primarily related to third-party loan fraud and tools and subscriptions, and (ii) a decrease in direct advertising primarily related to direct mail advertising.

SoFi Technologies, Inc.

Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. The following table summarizes our current whole loan sales:

	Three Months Ended March 31,
	2024	2023
Personal loans
Fair value of consideration received:
Cash	$499,751	$—
Receivable	3,036	—
Servicing assets recognized	33,549	—
Repurchase liabilities recognized	(1,800)	—
Total consideration	534,536	—
Aggregate unpaid principal balance and accrued interest of loans sold	503,037	—
Realized gain	$31,499	$—
Sale execution(1)	106.6%	—%
Student loans
Fair value of consideration received:
Cash	$310,331	$—
Servicing assets recognized	8,249	—
Repurchase liabilities recognized	(46)	—
Total consideration	318,534	—
Aggregate unpaid principal balance and accrued interest of loans sold	303,578	—
Realized gain	$14,956	$—
Sale execution(1)	104.9%	—%
Home loans
Fair value of consideration received:
Cash	$344,678	$77,819
Servicing assets recognized	2,832	954
Repurchase liabilities recognized	(505)	(96)
Total consideration	347,005	78,677
Aggregate unpaid principal balance and accrued interest of loans sold	344,258	77,976
Realized gain	$2,747	$701
Sale execution(1)	100.9%	101.0%
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

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales during the three months ended March 31, 2024. There were no delinquent whole loan sales during the three months ended March 31, 2023.

Three Months Ended March 31,
2024
Personal loans
Fair value of consideration received:
Cash	$5,000
Servicing assets recognized	3,400
Repurchase liabilities recognized	(25)
Total consideration	8,375
Aggregate unpaid principal balance and accrued interest of loans sold(1)	66,411
Realized loss	$(58,036)
Sale execution(2)	12.6%
_____________________
(1) Includes $62.5 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. $43.2 million of the $62.5 million of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the three months ended March 31, 2024, and otherwise would have been charged off as of March 31, 2024 consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
(2) Sale execution represents the ratio of cash proceeds and servicing assets recognized to the aggregate unpaid principal balance and accrued interest of the loans sold. Amounts included in repurchase liabilities are excluded from the calculation, as they typically would not materially differ from the fair value markdown on the loans over the repurchase period had they been held on balance sheet and entered delinquency.
Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2023 vs 2022
	March 31, 2024	March 31, 2023	Change	% Change
Total accounts	151,049,375	126,326,916	24,722,459	20%
See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Net interest income	$501	$—	$501	n/m
Noninterest income	93,865	77,887	15,978	21%
Total net revenue	94,366	77,887	16,479	21%
Directly attributable expenses	(63,624)	(63,030)	(594)	1%
Contribution profit	$30,742	$14,857	$15,885	107%
Net interest income
Net interest income in our Technology Platform segment of $0.5 million for the three months ended March 31, 2024 relates to interest income earned on segment cash balances, which we began recording within the Technology Platform segment in the third quarter of 2023. Prior period amounts were determined to be immaterial, and presented within Corporate/Other.
Noninterest income
Noninterest income in our Technology Platform segment increased by $16.0 million, or 21%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily attributable to growth in technology services fees driven by account growth, as well as increased processing and service arrangement activity among our integrated technology solutions clients. Noninterest income also included $7.0 million of intercompany revenue for the three months

SoFi Technologies, Inc.

ended March 31, 2024 compared to $3.7 million for the three months ended March 31, 2023. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2024 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Compensation and benefits	$36,298	$38,704	$(2,406)	(6)%
Product fulfillment	13,647	10,223	3,424	33%
Tools and subscriptions	6,735	6,513	222	3%
Professional services	2,696	3,934	(1,238)	(31)%
Other(1)	4,248	3,656	592	16%
Directly attributable expenses	$63,624	$63,030	$594	1%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing, data center costs and accounts receivable write offs.
Technology Platform segment directly attributable expenses increased by $0.6 million, or 1%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform. This was partially offset by a decrease in compensation and benefits expense, which reflected a decrease in average headcount year over year.
Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

			2023 vs. 2022
	March 31, 2024	March 31, 2023	Change	% Change
Total products	10,124,973	7,138,241	2,986,732	42%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.
Financial Services Segment Results of Operations
The following table presents the measure of contribution profit (loss) for the Financial Services segment:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Net interest income	$119,713	$58,037	$61,676	106%
Noninterest income	30,838	23,064	7,774	34%
Total net revenue	150,551	81,101	69,450	86%
Directly attributable expenses	(113,377)	(105,336)	(8,041)	8%
Contribution profit (loss)	$37,174	$(24,235)	$61,409	n/m
Net interest income
Net interest income in our Financial Services segment increased by $61.7 million, or 106%, for the three months ended March 31, 2024 compared to the same period in 2023, which was primarily attributable to net interest income earned on our deposits, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members. This net increase corresponds with the growth of deposits at SoFi Bank, as well as the impact of higher interest rates offered to members.

SoFi Technologies, Inc.

Noninterest income
Noninterest income in our Financial Services segment increased by $7.8 million, or 34%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in interchange fees, which coincided with increased credit card and debit card transactions, as well as growth in referral fulfillment activity, as we continue to drive volume to our partners.
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution profit (loss) were as follows:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Compensation and benefits	$32,505	$30,475	$2,030	7%
Member incentives	19,384	11,455	7,929	69%
Product fulfillment	16,576	10,609	5,967	56%
Direct advertising	8,997	13,075	(4,078)	(31)%
Provision for credit losses	7,165	8,407	(1,242)	(15)%
Lead generation	6,419	17,053	(10,634)	(62)%
Intercompany technology platform expenses	4,951	2,097	2,854	136%
Professional services	4,777	1,607	3,170	197%
Other(1)	12,603	10,558	2,045	19%
Directly attributable expenses	$113,377	$105,336	$8,041	8%
___________________
(1)Other expenses primarily include operational product losses, third-party fraud expense, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Financial Services directly attributable expenses increased by $8.0 million, or 8%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to: (i) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product, (ii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product, (iii) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2024 period, (iv) an increase in compensation and benefits expense, which reflected growth in the Financial Services segment that required additional staffing. This increase was partially offset by: (i) a decrease in lead generation expense, primarily related to our SoFi Money and credit card products, and (ii) a decrease in direct advertising costs primarily driven by a decrease in online and digital advertising largely related to our SoFi Money product.
Corporate/Other Non-Reportable Segment
Non-segment operations are classified as Corporate/Other, which includes net revenues associated with corporate functions, non-recurring gains and losses from non-securitization investment activities and interest income and realized gains and losses associated with investments in AFS debt securities, all of which are not directly related to a reportable segment. Net interest expense within Corporate/Other also reflects the financial impact of our capital management activities within the treasury function, which reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. The following table presents the measure of total net income (loss) for Corporate/Other:

	Three Months Ended March 31,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change
Net interest income (expense)	$15,968	$(23,074)	$39,042	n/m
Noninterest income (loss)	53,634	(837)	54,471	n/m
Total net income (loss)	$69,602	$(23,911)	$93,513	n/m

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
($ in thousands)	2024	2023
Reportable segments directly attributable expenses	$(294,605)	$(283,554)
Intercompany expenses	7,001	3,741
Expenses not allocated to segments:
Share-based compensation expense	(55,082)	(64,226)
Employee-related costs(1)	(62,384)	(61,814)
Depreciation and amortization expense	(48,539)	(45,321)
Other corporate and unallocated expenses(2)	(97,160)	(57,043)
Total noninterest expense	$(550,769)	$(508,217)
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
We maintain a CALM policy that outlines specific requirements relating to the oversight of SoFi Technologies, Inc. (and its subsidiaries) capital planning, financial planning and forecasting, liquidity risk management, contingency funding planning, interest rate risk management, cash management and financial operations, among other activities. Oversight of these activities is the responsibility of our ALCO. The ALCO is comprised of a cross-functional leadership team that is responsible for managing our use of capital, liquidity, sources and uses of funding, and sensitivities to various market risks, by identifying key risks and exposures, monitoring them appropriately, establishing tolerances and limits, mitigating risks where appropriate, and facilitating timely responses to changes in the macroeconomic environment and liquidity events to ensure the Company has the ability to meet its obligations.
The following table summarizes our total liquidity reserves:

	March 31, 2024
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$3,693,390	n/a	$3,693,390
Investments in AFS debt securities(1)	722,835	n/a	722,835
Warehouse facilities(2)	8,670,000	812,190	7,857,810
Revolving credit facility(3)	645,000	499,100	145,900
FHLB advances(4)	151,032	27,200	123,832
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$13,932,257	$1,338,490	$12,593,767
___________________
(1)Excludes investments in AFS debt securities which are pledged as collateral to the FHLB.
(2)Includes personal loan, student loan and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of March 31, 2024, warehouse facility maturity dates ranged from April 2024 through October 2027. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.

SoFi Technologies, Inc.

(3)As of March 31, 2024, the amount utilized under the revolving credit facility includes $13.1 million utilized to secure letters of credit. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of March 31, 2024, we had $115.7 million of investments in AFS debt securities and $54.3 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $151.0 million, of which $27.2 million was utilized to secure letters of credit.
(5)Borrowing capacity with correspondent banks is unsecured.
We believe our existing liquidity will be sufficient to meet our existing working capital and capital expenditure needs as well as our planned growth for at least the next 12 months.
Sources of Funding
Our primary funding sources include SoFi Bank deposits, warehouse funding, common and preferred equity capital, convertible debt, corporate revolving credit facility, securitizations, and other financings.
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of March 31, 2024 and December 31, 2023, time deposit balances due in less than one year totaled $2.2 billion and $2.6 billion, respectively. As of March 31, 2024 and December 31, 2023, the amount of uninsured deposits totaled $413.2 million and $348.1 million, respectively. As of March 31, 2024, approximately 98% of our total deposits were insured.
Uses of Funding
Our primary uses of funds include loan originations, investments in our business, such as technology and product investments, as well as sales and marketing initiatives. In addition, our Financial Services segment has historically generated losses, and achieved contribution profit for the first time during the third quarter of 2023. Our capital expenditures have historically been less significant relative to our operating and financing cash flows, and we expect this trend to continue for the foreseeable future.
As of March 31, 2024, we had debt obligations, common stock and redeemable preferred stock outstanding.
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

SoFi Technologies, Inc.

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
We were in compliance with all covenants as of March 31, 2024.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of March 31, 2024, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of March 31, 2024, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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

SoFi Technologies, Inc.

The risk- and leverage-based capital ratios and amounts are presented below:

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$3,386,874	17.0%	$3,331,616	17.3%	7.0%	6.5%
Tier 1 risk-based capital	3,386,874	17.0	3,331,616	17.3	8.5	8.0
Total risk-based capital	3,437,885	17.2	3,386,105	17.6	10.5	10.0
Tier 1 leverage	3,386,874	13.9	3,331,616	15.0	4.0	5.0
Risk-weighted assets	19,970,308		19,244,841
Quarterly adjusted average assets	24,347,396		22,273,285
SoFi Technologies
CET1 risk-based capital	$3,991,968	17.1%	$3,439,969	15.0%	7.0%	n/a
Tier 1 risk-based capital	3,991,968	17.1	3,439,969	15.0	8.5	n/a
Total risk-based capital	4,042,980	17.3	3,494,458	15.3	10.5	n/a
Tier 1 leverage	3,991,968	14.0	3,439,969	12.8	4.0	n/a
Risk-weighted assets	23,335,645		22,883,185
Quarterly adjusted average assets	28,599,819		26,782,318
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of March 31, 2024 and December 31, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since March 31, 2024 that management believes would change the categorization.
Commitments
In addition to our warehouse facility borrowings, revolving credit facility borrowings and convertible notes, our material commitments requiring, or potentially requiring, the use of cash in future periods primarily include commitments related to sponsorship, advertising, and cloud computing agreements under which we are required to make payments over the life of the agreements. Additional material commitments include operating lease obligations primarily associated with office premises and finance lease obligations which expire in 2040.
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
Factors Affecting Liquidity
We are currently dependent on the success of our lending business. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new deposits and grow existing deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, the condition of the banking sector (such as bank failures or exposure to credit, market, operational, legal and reputational risks), competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance

SoFi Technologies, Inc.

coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the first quarter of 2024.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of March 31, 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$738,248	$(2,212,760)
Net cash used in investing activities	(1,261,184)	(40,153)
Net cash provided by financing activities	1,055,445	3,384,418
Cash Flows from Operating Activities
For the three months ended March 31, 2024, net cash provided by operating activities of $738.2 million stemmed from net income of $88.0 million, a favorable change in our operating assets net of operating liabilities of $632.0 million, and a positive adjustment for non-cash items of $18.2 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $3.6 billion during the period and also purchased

SoFi Technologies, Inc.

loans of $17.7 million. These cash uses were partially offset by principal payments on loans of $2.3 billion and proceeds from loan sales of $1.8 billion.
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
Cash Flows from Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities of $1.3 billion was primarily attributable to $990.6 million related to loan activities. Changes in loans held for investment was primarily a result of loan originations during the period of $1.2 billion, partially offset by proceeds from loan sales of $122.7 million and principal payments on loans of $105.3 million, as well as net outflows related to credit cards of $9.9 million. Other cash uses included net purchases of $237.3 million related to our investments in AFS debt securities, $32.0 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and $11.2 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $9.5 million from our securitization investments.
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
Cash Flows from Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities of $1.1 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $2.9 billion and proceeds from the issuance of our 2029 convertible notes of $845.3 million. This was partially offset by our net change in debt facilities of $2.4 billion related to our warehouses and debt repayments of $170.4 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities.
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

SoFi Technologies, Inc.

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
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of March 31, 2024 compared to December 31, 2023 were principally attributed to the following:
•an increase of $532.3 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•a decrease in loans held for sale of $280.3 million, which was primarily related to personal loan sales in excess of originations;
•an increase in loans held for investment of $522.7 million, primarily related to senior secured loans and longer loan holding periods on student loans;
•an increase in investments in AFS debt securities of $243.3 million;
•an increase in deposits of $3.0 billion, which was primarily related to increased savings deposits from members; and
•a decrease of $2.4 billion in gross warehouse and risk retention facility debt to support our originations during the current period, which reflected the net impact of $1.0 billion of cash borrowings and $3.5 billion of cash repayments.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and which are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during 2024. For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2023 within Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”.
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
In interim periods, we perform a qualitative assessment for our reporting units to which goodwill is allocated to determine if, for any reporting unit, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In addition to the factors noted in our Annual Report on Form 10-K for the year ended December 31, 2023 for performing such an assessment, management also considers actual results for the current period and updated internal forecasts as compared to prior internal forecasts and other assumptions used in the quantitative annual assessment.
Based on this assessment, while management does not believe that the goodwill in any of the reporting units is impaired as of March 31, 2024, management has determined that it is more likely than not that the fair values of the Galileo and Technisys reporting units within the Technology Platform segment, with goodwill of $1.34 billion, are not substantially in excess of their carrying amounts.

SoFi Technologies, Inc.

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
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Condensed Consolidated Financial Statements herein and Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, counterparty risk and operational risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during the periods presented. For additional information on our market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes the potential effect on net interest income and fair value of interest rate sensitive financial assets and liabilities recorded on our consolidated balance sheet as of March 31, 2024, based upon a sensitivity analysis performed by management assuming a hypothetical, immediate and parallel increase and decrease in market interest rates of 100 basis points. The net interest income sensitivities are applied to our 12 month forecast, which incorporates market expectations of interest rates, contractual cash flows, repricing characteristics, and our projected business activity, including deposit forecasts as a key assumption. Our consolidated balance sheet is liability sensitive, given liabilities reprice faster than assets, resulting in higher net interest income in decreasing interest rate scenarios. The fair value sensitivities are applied only to

SoFi Technologies, Inc.

interest rate sensitive financial assets that existed at the balance sheet date, which included loans, securitization investments, servicing rights and investments in AFS debt securities as of March 31, 2024.

	Impact if Interest Rates:
($ in thousands)	Increase 100 Basis Points	Decrease 100 Basis Points
Fair value	$(409,445)	$435,776
Net interest income (expense)	(23,790)	29,131
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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of March 31, 2024 based on upon a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of March 31, 2024. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(110,780)	$110,780
Carrying value	(5,131)	5,131
Income (loss) before income taxes	(115,911)	115,911
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2024. As of March 31, 2024, gross derivative asset and liability positions subject to master netting arrangements were $1.5 million and $5.9 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our

SoFi Technologies, Inc.

funding needs. As of March 31, 2024, we had total borrowing capacity under loan warehouse facilities of $8.7 billion, of which $812 million was utilized. Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
In the case of our call options on our common stock, if the capped call counterparties, which are financial institutions and initial purchasers of our convertible notes, are unable to meet their obligations under the contract, we may not be able to mitigate the dilutive effect on our common stock upon conversions of our convertible notes or offset any potential cash payments we may be required to make in excess of the principal amount of converted convertible notes. Refer to Note 10. Equity to the Notes to Condensed Consolidated Financial Statements for additional information on our capped call transactions.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We operate in rapidly evolving industries which may make it difficult to quickly identify risks to our business and evaluate our future prospects. In addition, in recent years, we have rapidly expanded our operations to include or expand, among other things, deposit accounts, credit cards, investment services, technology solutions, home loan originations, small business financing solutions, lending as a service solutions, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham, a fintech mortgage lender, which expanded our home loan business.
In addition to the events above, we face numerous challenges to our success, including our ability to:
•increase or maintain the number, volume and types of, and add new features to, the loans we extend to our members as the market for loans evolves and as we face new and increasing competitive threats;
•successfully integrate our past and future acquisitions, including continuing to develop Wyndham’s technology, performing functions in home loans origination, such as home loans processing and underwriting, and managing the origination of new home loan types;
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

SoFi Technologies, Inc.

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
•maintain or increase the effectiveness of our direct marketing and other sales and marketing efforts, and maintain our brand;
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
•successfully navigate the evolving regulatory environment for technology platform as a service providers;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including continued government efforts to curb inflation, which may impact the overall economy and affect demand for our products and services, market volatility, particularly in the financial services industry, changes in consumer confidence, consumer discretionary spending and loan delinquency rates, pandemics or other health-related crises, the war between Israel and Hamas, escalating conflict in the Middle East, and the ongoing war in Ukraine, and the upcoming presidential election in the United States;
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

SoFi Technologies, Inc.

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
We are continuously refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage with more products across our platform, a strategy we refer to as the Financial Services Productivity Loop, and, with respect to our Technology Platform segment, adoption by clients of additional platform as a service offerings. There is no assurance that our revenue and business model or any changes to our revenue and business model to better position us with respect to our competitors will be successful. Our efforts to grow our business may be more costly than we expect, and we may not be able to maintain or increase our revenue sufficiently to offset our higher operating expenses. We may incur losses and we may be unable to maintain profitability, for a number of reasons, including the risks described in this Quarterly Report on Form 10-Q, unforeseen expenses, difficulties, complications and delays, differences between our assumptions and estimates and results, the effects of macroeconomic conditions and other unknown events.
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

SoFi Technologies, Inc.

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
We have invested significantly in our brand and believe that maintaining and enhancing our brand identity is critical to our success. Our ability to attract members depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, out-of-home, direct mail, lifecycle marketing and television and radio advertising. Our ability to compete for, attract and maintain members, lending counterparties, marketing partners and other partners relies to a large extent on their trust in our business, our reputation and the value of our brand. While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels becomes less effective, if regulatory requirements, including the CFPB and FDIC’s advertising rules, restrict or diminish our ability to use these channels, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brand, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members or increase the activity of our existing members on our platform in a cost-effective manner. For example, in February 2024, the CFPB released a Consumer Financial Protection Circular, warning digital comparison-shopping tool operators and lead generators that marketing practices that take unreasonable advantage of a consumer’s reasonable

SoFi Technologies, Inc.

reliance on the operator or lead generator to act in the consumer’s interests may violate the CFPA prohibition on abusive acts or practices. Such unreasonable advantage can include distorting the shopping experience for a consumer financial product or service by giving preferential treatment to an operator or lead generator’s own or other products or services through steering or enhanced product placement, for financial or other benefits. If we are unable to recover our marketing costs through increases in the size, value or the overall number of loans we originate, or member selection and utilization of other SoFi products such as SoFi Money, SoFi Invest and SoFi Credit Card, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. In addition, negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information by us or our third-party service providers, data breaches, matters related to or affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not. Negative publicity or allegations could reduce demand for our products, result in a decrease in the price of our stock, undermine the loyalty of our members and the confidence of our lending counterparties and technology platform clients, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater regulatory scrutiny, all of which could lead to the attrition of our members, lending counterparties, and/or technology platform clients and harm our results of operations. In addition, we and our officers, directors and/or employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against or litigating such claims.
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our business, results of operations, and financial condition.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and has increased substantially because of our size and profile in the financial services industry. Moreover, negative public opinion has in the past and could in the future result from actions by the financial services industry generally, including due to the failure of one or more additional banks, or by certain members or individuals in the industry and can adversely affect our reputation with no actual or alleged actions on our part. For example, public opinion of the financial services industry was negatively impacted following the 2023 closures of Silicon Valley Bank, Signature Bank, and First Republic Bank and generally resulted in decreases in the stock prices of financial services companies.
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
There is an increasing focus from regulators, certain investors, and other stakeholders concerning ESG matters, both in the United States and internationally. We communicate certain ESG-related initiatives and/or commitments regarding our employees, diversity, equity and inclusion goals, and other matters in our ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives and commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our

SoFi Technologies, Inc.

required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
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

SoFi Technologies, Inc.

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
Holders of our convertible notes issued in October 2021 and due in 2026 and our convertible notes issued in March 2024 and due in 2029 (collectively, the “notes”) may be entitled to convert the notes during specified periods at their option. If one or more holders elect to convert their notes, we may settle any converted principal through the payment of cash, which could adversely affect our financial results and liquidity and could result in a decline in our stock price.
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
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation and hyperinflation, supply chain

SoFi Technologies, Inc.

disruptions, changes in consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, changes in legislation, regulations or policy, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including the war between Israel and Hamas, escalating conflict in the Middle East and the ongoing war in Ukraine, terrorism or other geopolitical events, including the upcoming presidential election in the United States, which may affect our results of operations. For example, although we do not have operations in the locations impacted by these conflicts, the ongoing war in these locations has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels. We are not able to predict with any certainty the ultimate impact that any of these events, as well as any other future events, may have on our business.
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
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, and we are unable to predict whether it will continue to raise rates further or whether and when it may lower rates. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; (iv) the mix of lending products we originate which is influenced by demand for refinancing products; and (v) the competition faced by our SoFi Money deposit product from other investment products which may become more attractive as interest rates rise. See “Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.
Interest rate changes and other actions, including balance sheet management, lending facilities, and the Federal Reserve’s exit from quantitative easing, and similar actions taken by the Federal Reserve or other central banks, are beyond our control and difficult to predict. These actions affect interest rates and the value of financial instruments, increase the likelihood of a more volatile market, a further appreciating U.S. dollar and negative growth in gross domestic product, and affect other assets and liabilities and can impact our members and technology platform clients. Any such downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
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

SoFi Technologies, Inc.

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
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We have the option of pursuing a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by interest rates that are higher than those in the recent past combined with longer periods during which we have held, and may continue to hold, loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet. However, bank deposits and corporate cash have not historically been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, public perceptions of the financial services industry, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by rising inflation, uncertainty in the financial services sector, the war between Israel and Hamas, escalating conflict in the Middle East and the ongoing war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for continued growth in the U.S. economy. A number of factors influence the potential economic uncertainty, including, but not limited to, changing U.S. consumer spending patterns, elevated and fluctuating inflation and interest rates, reduced consumer discretionary spending, and weakening wage growth and employment levels. For example, the Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, and we are unable to predict whether it will continue to raise rates further. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of elevated prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in an elevated interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. Although demand for refinanced student loans has increased following the expiration of the moratorium on federal student loan payments at the end of August 2023, it has not yet returned to pre-COVID levels. We have also focused on personal loan originations to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and we have recently seen an increase in the amount of personal loans that we originate which may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, economic pressure resulting in

SoFi Technologies, Inc.

the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
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

SoFi Technologies, Inc.

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
Our financial condition and results of operations have been and may in the future be adversely impacted by an epidemic or pandemic.
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

SoFi Technologies, Inc.

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
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service member accounts, to provide our technology platform as a service to clients and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. For example, while we do not currently rely heavily on artificial intelligence, we expect to integrate more artificial intelligence into our technology in the future especially to improve the experience of our members. Even if we enhance our current products or release new products that incorporate artificial intelligence, there can be no assurance that our products will be successful or that we will innovate effectively to keep pace with the rapid evolution of artificial intelligence. Our ability to integrate artificial intelligence or other new technologies may also be limited by new laws or regulatory guidance. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior member and technology platform client experience, members’ and clients’ demand for our products may decrease and our growth and operations may be harmed.
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

SoFi Technologies, Inc.

maintain insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
We may be unable to realize the anticipated benefits of acquiring Technisys.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
We use internet-based loan processes to obtain application information and distribute certain legally required notices to applicants for, and borrowers of, loans and to obtain electronically signed loan documents in lieu of paper documents with ink signatures obtained in person. These processes may entail greater risks than paper-based loan origination processes, including regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, or the validity of the borrower’s electronic signature on loan documents, and risks that unauthorized changes are made to the electronic loan documents. If any of those factors were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, or impair our ability to service our loans (as master servicer or servicer), the value of our loan assets would decrease significantly to us and to our whole loan purchasers, securitization investors and warehouse lenders. In addition to increased default rates and losses on our loans, this could lead to the loss of whole loan purchasers and securitization investors and trigger terminations and amortizations under our debt warehouse facilities, each of which would materially adversely impact our business.
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

SoFi Technologies, Inc.

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
We service all of the personal loans we originate and, in all material respects, all of the credit cards we issue, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and our home loans that we deliver to GSEs and do not sell servicing-released, and to perform certain back-up servicing functions with respect to our personal loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted. Such third-party service provider failures could also result in, among other things, increased regulatory scrutiny of our third-party service provider oversight, costly investigations, required corrective action and remediation, regulatory enforcement actions, class action lawsuits, and harm to our reputation.
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

SoFi Technologies, Inc.

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
Any concentration of our members in specific geographic areas may increase the risk of loss on our loans. Certain regions of the U.S. from time to time will experience weaker economic conditions and higher unemployment and, consequently, will experience higher rates of delinquency and loss than on similar loans in other regions of the country. Moreover, a further deterioration in economic conditions or a recession, outbreaks of disease, the continued increase in extreme weather conditions and other natural events (such as hurricanes, tornadoes, floods, drought, wildfires, mudslides, earthquakes and other extreme conditions) and other factors could adversely affect the ability and willingness of borrowers in affected regions to meet their payment obligations under their loans and may consequently affect the delinquency and loss experience of such loans. In addition, we, as master servicer for all student loans and home loans and as servicer of our personal loans, have offered in the past, and may in the future offer, hardship forbearance or other relief programs in certain circumstances to affected borrowers.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
In addition to loan level representations and warranties, our agreements with the lenders and investors on our securitizations, debt warehouse facilities and corporate revolving debt contain a number of corporate financial covenants and early payment triggers and performance covenants. These facilities, together with deposits, are the primary funding sources available to support the maintenance and growth of our business and our liquidity would be materially adversely affected by our inability to comply with the various covenants and other specified requirements set forth in our agreements with our lenders and investors, which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, portfolio performance covenants and other events. For a description of these

SoFi Technologies, Inc.

covenants, requirements and events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
In addition, revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. Over time we will continue to invest in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. Revenue growth for SoFi Credit Card may be adversely affected by new restrictions on credit card fees finalized by the CFPB in March 2024. Although scheduled to become effective in May 2024, the rule is subject to challenge in the 5th U.S. Circuit Court of Appeals and could be stayed. If it becomes effective as written, the rule would significantly reduce the penalty fees that could be charged to a SoFi Credit Card customer who fails to make a timely payment, which may adversely affect revenue and our ability to limit losses resulting from such delinquencies. While we have generally seen increases in revenue from SoFi Credit Card, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will continue to be effective, and developing our service offerings and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of March 31, 2024 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that we will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
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
In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, despite legal challenges at the Supreme Court to some of the Biden Administration’s prior student loan forgiveness measures, the Biden Administration continues to pursue options for providing relief to student borrowers, announcing additional relief throughout 2023 and 2024, including that it would cancel more than $132 billion of student debt for more than three million borrowers and continue to pursue debt forgiveness strategies including through the SAVE Plan which offers forgiveness after as few as 10 years of payments for borrowers who originally took out $12,000 or less for college, and approval of $5.8 billion in additional student loan debt relief for 77,700 borrowers made possible under the U.S. Department of Education’s PSLF. In addition, in April 2024, the U.S. Department of Education issued a notice of proposed rulemaking to include targeted student loan debt forgiveness to certain borrowers, including provisions under the Higher Education Act of 1965, as amended, that would provide relief for eligible borrowers of runaway interest, forgiveness of outstanding debt related to loans which entered repayment at least 20 years ago, and additional provisions to facilitate relief related to income-driven repayment plans.
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

SoFi Technologies, Inc.

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
The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over the offer, sale or provision of our consumer financial products and services. Prior to January 1, 2024, the OCC examined SoFi Bank for compliance with CFPB rules and enforced CFPB rules with respect to SoFi Bank. In addition, to the extent certain of our lending or loan servicing activity was conducted outside of SoFi Bank, the CFPB had the authority to pursue enforcement actions against us as a company offering those certain consumer financial products or services. Beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of UDAAP in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB may seek a range of remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Under the current administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. For example, on January 6, 2022, the CFPB announced a new initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB has taken action to constrain “pay-to-pay” fees and has announced a rulemaking proceeding on credit card late fees. On October 26, 2022, the CFPB issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees. On February 1, 2023, the CFPB proposed a rule to curb credit card late fees, including proposing an $8 immunity provision to any missed payment. On March 16, 2023, the CFPB issued a bulletin on unfair billing and collection practices after bankruptcy discharges of certain student loan debt, in violation of the Consumer Financial Protection Act, to notify regulated entities how the CFPB intends to exercise its enforcement and supervisory authorities on this issue. On July 13, 2023, the CFPB sued Prehired for illegal student lending practices, including misrepresenting the nature of its loans, tricking consumers in its debt collection practices, and suing students in faraway jurisdictions. On February 29, 2024, the CFPB released a Consumer Financial Protection Circular, warning digital comparison-shopping tool operators and lead generators that marketing practices that take unreasonable advantage of a consumer’s reasonable reliance on the operator or lead generator to act in the consumer’s interests may violate the CFPA’s prohibition on abusive acts or practices. In addition, where a company has violated Title X of the Dodd Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions. Increased enforcement or rules from the CFPB could increase our legal and financial compliance costs, make some activities more difficult, time-consuming and costly, and increase demand on our systems and resources.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on our business.
We hold state licenses that result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired as a result of noncompliance with those requirements.
We currently hold state licenses in connection with our lending activities, student loan servicing activities, securities business, and prior MSB activities. Although we have transitioned our lending products to SoFi Bank, for as long as SoFi Lending Corp. originates, brokers, purchases or master services or services loans, we must comply with certain state licensing requirements and varying compliance requirements. In addition. although we have transferred our digital assets business, we still hold MSB licenses while we determine whether to maintain or relinquish those licenses. Changes in licensing laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing that we or our personnel are unable to meet. In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, collection agencies, and MSBs. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.
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
Our Technology Platform facilitates the provision of BaaS products and services to third parties through various card, deposit, payment, transfer, credit and lending solutions that allow financial technology companies or other third parties to, among other things, connect to sponsor banks’ systems directly via application programming interfaces and cloud infrastructure so they can build banking offerings on top of the sponsor banks’ regulated infrastructure. In addition, our Technology Platform offers an end-to-end core banking platform solution with integrated payment processing. Furthermore, in connection with our Technology Platform's BaaS solutions, we sometimes offer certain program management, data, analytics, compliance and risk management functions. The third parties that use these BaaS solutions include a variety of financial entities, including banks, fintech companies and other financial intermediaries. SoFi Bank is one of the sponsor banks that utilizes our BaaS products and services and may continue to do so in the future.
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

SoFi Technologies, Inc.

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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that regulate certain such communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of some of these federal laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Further, in late 2023 and early 2024, the FCC introduced various new TCPA restrictions relating to, among other things, lead generation, prior express written consent to marketing calls made with certain telephony technology and processing opt-outs and do not call requests that will come into effect later this year or in January 2025. In addition to federal laws, Florida and several other states also have mini-TCPA and other similar consumer protection laws regulating certain telemarketing directed to their residents. Collectively, these federal and state laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. As currently construed, the TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
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

SoFi Technologies, Inc.

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
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, the SEC proposed Regulation Best Execution, along with other proposals related to equity market structure, in December 2022. If adopted as proposed, Regulation Best Execution and other recent proposals would substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). The SEC compliance date for T+1 is in May 2024 and this change has and will continue to require technological, operational, and compliance adjustments across the industry that are and will likely continue to be time consuming and costly for all market participants. In March 2023, the SEC proposed multiple rules related to privacy and cybersecurity. Proposed amendments to Regulation S-P would, among other things: (i) require covered institutions (including broker-dealers and investment advisers) to adopt written policies and procedures for an incident response program to address unauthorized access to or use of customer information; and (ii) require covered institutions to have written policies and procedures to provide timely notification to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization. The SEC reopened the comment period for the Investment Management Cybersecurity Release which proposed new rules that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to address cybersecurity risks, disclose information about cybersecurity risks and incidents, report information confidentially to the SEC about certain cybersecurity incidents, and maintain related records. In July 2023, the SEC proposed new rules and amendments to address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisers (“firms”) in investor interactions. If adopted, the proposed rules would require broker-dealers and investment advisers to evaluate and determine whether their use of certain technologies in investor interactions such as analytical, technological or computational functions, algorithms, models, correlation matrices or similar methods or processes that direct or optimize for investment related behavior, involves a conflict of interest that results in the broker-dealer or investment adviser’s interests being placed ahead of investors’ interests. Depending on the outcome of any final rule, our ability to use these technologies to generate business activity and revenue may be limited. On October 13, 2023, the SEC adopted rules relating to providing additional disclosures in the securities lending market. These rules require any covered person that loans a reportable security on behalf of itself or another person to report certain material terms of those loans and related information to FINRA by the end of the day on which the loan is effected. FINRA in turn will make certain information it receives publicly available by the next business day. These regulations could make securities lending more costly, leading to less overall lending activity and a decrease in revenue. On February 22, 2024, the SEC adopted amendments to Rule 605 under Exchange Act that requires disclosures for order executions in national market system (“NMS”) stocks. The amendments modify the type of information required to be disclosed under Rule 605 and expand the scope of reporting entities subject to Rule 605 to include broker-dealers who introduce or carry 100,000 or more customer accounts. Complying with Rule 605 is a new requirement for us. In addition, the Rule itself has been modified to include new definitions, new and modified categories of order types, and new statistical measures of execution quality and other metrics. See also “Lawmakers, regulators and other public officials have signaled an increased focus on new or additional laws or regulations that could impact our broker-dealer business and require us to make significant changes to our business model and practices, and could result in significant costs to our business or loss of current revenue streams”. Compliance with each of these rules, when and if required, would impose additional costs on our business. To the extent such proposals affect the equity market structure more broadly, our ability to generate revenue may be impaired. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame. In addition, non-compliance with any adopted requirements would likely result in enforcement action by the SEC or FINRA.
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

SoFi Technologies, Inc.

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
The Investment Advisers operate in a highly regulated environment and are subject to, among other things, the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to their relationships with our members who are their advisory clients, as well as the funds managed by the Investment Advisers. These provisions and duties also impose certain restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our Investment Advisers are also subject to other requirements under the Advisers Act and related regulations. These additional requirements relate to matters including, among others, maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. In recent years, the SEC proposed and, in some cases, adopted amendments to the Advisers Act rules, which are likely to present a number of additional significant and burdensome compliance challenges for registered investment advisers. In addition, our Investment Advisers have been in the past, and will be in the future, subject to SEC examination. Moreover, the Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. The investment advisers are also subject to applicable state securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part II, Item 1. “Legal Proceedings”.
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

SoFi Technologies, Inc.

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
In addition to the broker-dealer proposals described above under “Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete”, a substantial number of proposed rules for investment advisers were introduced in 2023 and 2024 and may be adopted this year. These proposals cover material regulatory topics, including: (i) environmental, social, and governance issues for investment advisers and registered investment companies; (ii) outsourcing by investment advisers; (iii) safeguarding and custody of client assets; and (iv) expansion of the scope of activities and relationships that make a person an investment advice fiduciary under Section 3(21) of the Employee Retirement Income Security Act of 1974 and Section 4975 of the Internal Revenue Code. If enacted, compliance with each of these proposed rules would impose additional costs on our business. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame.
We recently transferred our digital assets-related trading services to comply with regulations governing bank holding companies; this transfer could adversely impact our member relationships and our reputation.
Until recently, we offered virtual currency and digital asset-related trading services through SoFi Digital Assets, LLC, a subsidiary licensed and registered with various governmental authorities as a MSB, money transmitter, virtual currency business or the equivalent. In connection with our approval as a bank holding company in February 2022, the Federal Reserve determined that SoFi Digital Assets, LLC was engaged in certain digital asset-related activities that the Federal Reserve has not found to be permissible for a bank holding company under the Bank Holding Company Act and Regulation Y. Section 4(a)(2) of the Bank Holding Company Act permitted us to continue our digital assets related offering for a two-year conformance period from the date we became a bank holding company. In compliance with the requirement that we conform our activities to those permissible for a bank holding company, in December 2023, we ceased offering digital-asset related trading services in all states except New York. We provided a majority of our members with the option to either close their digital asset account or migrate their digital assets accounts to Blockchain.com. Members located in New York were not eligible for account migration, so those member accounts remained open for sell orders only until January 28, 2024, following which any open New York accounts were closed. All transaction fees from any sales from digital assets accounts were reimbursed. As part of our transfer of our digital asset-related activities we entered into a referral arrangement with Blockchain.com, and we have and may continue to enter into additional referral arrangements with other companies that can provide digital-asset related trading services to our members. Although we do not expect the transfer of our digital asset-related activities or entry into the referral arrangements to have a material adverse impact on our business, results of operation or financial results, we cannot guarantee that our members will not experience a negative impact with respect to their digital asset positions. In addition, these are recent events and there is no guarantee we will not face member dissatisfaction or litigation, or harm to our reputation, or adverse regulatory consequences, from such developments.
Furthermore, if our prior digital asset-related trading services are the subject of regulatory scrutiny or enforcement actions, it could have a material adverse effect on our business, results of operations and reputation. There has been a significant amount of guidance, reports, and public statements issued by federal and state financial regulators regarding the legal

SoFi Technologies, Inc.

permissibility of, and supervisory considerations relating to, financial institutions engaging in digital assets-related activities. Many U.S. regulators, including the SEC, FinCEN, the CFTC, the IRS, and state regulators including the New York State Department of Financial Services, have made official pronouncements, pursued cases against businesses in the digital assets space or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little or incomplete official guidance regarding the treatment of digital assets. For example, the CFTC has publicly taken the position that certain virtual currencies, which term includes digital assets, are commodities. Senior SEC staff members have created additional ambiguity about certain digital assets, including Ether, by refusing to affirmatively state whether they are “commodities” subject to CFTC jurisdiction or “securities” subject to SEC jurisdiction. In addition, in 2023, the SEC brought high profile enforcement actions against companies that intermediate transactions in digital assets. For example, in June 2023, the SEC filed lawsuits against cryptocurrency exchanges Coinbase and Binance Holdings Limited and its affiliate BAM Trading Services Inc. (collectively, “Binance”) alleging, among other allegations, that Coinbase operated its crypto trading platform as an unregistered national securities exchange, broker and clearing agency and for its failure to register the offer and sale of its crypto asset staking-as-a-service program. The SEC alleges that Binance was operating unregistered national exchanges, broker-dealers and clearing agencies and the unregistered offer and sale of crypto assets. In November, 2023, the SEC filed a lawsuit against Kraken alleging that Kraken’s crypto trading platform operated as an unregistered securities exchange, broker, dealer, and clearing agency. In March 2024, the CFTC filed a lawsuit against KuCoin, alleging that KuCoin operated an illegal digital asset derivative exchange. If the SEC, CFTC or another federal or state regulator alleges that any assets we offered were securities or derivatives, or that we have violated any other federal or state securities or commodities law or regulation, we could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm, and potential loss of revenue. See “We may become subject to enforcement actions or litigation as a result of our failure to comply with laws and regulations, even though noncompliance was inadvertent or unintentional”.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
We typically release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, and may, from time to time, announce guidance otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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
We and third-party service providers have experienced such attempts in the past and expect to continue to experience them in the future. Security breaches could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite the required investment in security controls. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with the war between Israel and Hamas, escalating conflict in the Middle East and the ongoing war in Ukraine, and the upcoming presidential election in the United States. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will continue to be the case in the future.
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

SoFi Technologies, Inc.

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
We collect, process, store, use, share and/or transmit a large volume of personal information and other non-public data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of personal information and non-public data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA granted additional consumer rights with respect to data privacy in California. The CCPA was amended by a California ballot initiative, the CPRA, in November 2020. The CCPA amendments, including expanded rights for consumers and obligations for businesses, went into effect on January 1, 2023. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The amended CCPA also created a new state agency, the CPPA, and vested it with full administrative power, authority and jurisdiction to implement and enforce the CCPA. Generally, personal information that we process is subject to GLBA and thereby exempt from CCPA coverage. However, the CCPA regulates other personal information that we collect and process in connection with the business. While we have made modifications to our data collection and processing practices and policies to comply with the CCPA, we cannot predict their impact on our business, operations or financial condition. Similar laws have been passed in numerous other states and a number of other states have proposed new privacy laws, some of which are similar to the above-discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships

SoFi Technologies, Inc.

with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and the U.S. Congress recently proposed a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of recessions, interest rates, inflation, consumer confidence and spending, public perception of the financial services industry, availability of loans and liquidity in the capital markets, local and national elections, corruption, political instability and acts of war or terrorism, including the war between Israel and Hamas, escalating conflict in the Middle East and the ongoing war in Ukraine, and the upcoming presidential election in the United States.
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

SoFi Technologies, Inc.

holders of a large number of shares intend to sell shares, could cause the market price of our common stock to decline or increase the volatility in the market price of our common stock.
Our warrants are exercisable for shares of common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
In December 2021, we completed the redemption of outstanding warrants to purchase shares of the Company’s common stock that were issued under the Warrant Agreement, dated October 8, 2020. There are 12,170,990 Series H warrants issued in connection with the Series 1 and Series H preferred stock issuances in December 2019 that remain outstanding and were previously converted into SoFi Technologies common stock warrants that expire May 29, 2024. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.
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

SoFi Technologies, Inc.

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
The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims and may also impose additional litigation costs on stockholders who assert that either such provision is not enforceable or invalid. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is still some uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the federal district courts of the United States may reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

SoFi Technologies, Inc.

Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
On May 3, 2024, the Board of Directors adopted a form of Performance Stock Unit Award Agreement for the grant of PSU awards under the 2021 Plan (“PSU Awards”) to the Company’s executive officers. Recipients of the PSU Awards may earn between 0% and 150% of the target number of PSUs subject to the achievement of certain pre-established tangible book value performance targets measured over a three-year performance period (the “Measurement Period”), subject to a modifier based on our total stockholder return (“TSR”) compared to the Nasdaq Composite Index also measured over the Measurement Period, which will increase or decrease the number of PSUs that vest by 25% (capped at 187.5% of the target number of PSUs subject to the award). Further, if our TSR over the Measurement Period is negative, the TSR modifier is capped at target (even if our TSR exceeds the 50th percentile of the pre-selected index). In the event of actual performance between the threshold and target, and target and maximum, performance levels, the percentage of PSUs that vest will be calculated between each designated segment using linear interpolation. Further, if the Company’s total risk weighted capital ratio falls below 10.5% at any point during the Measurement Period, 100% of the PSUs will immediately be forfeited in their entirety. The PSU Awards are all otherwise subject to the terms and conditions of the 2021 Plan and the form of Performance Stock Unit Award Agreement, a copy of which is filed as Exhibit 10.3 to this Form 10-Q and incorporated herein by reference.
Item 6. Exhibits

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number Reference

4.1	Indenture, dated as of March 8, 2024, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	March 8, 2024	4.1
4.2	Form of Certificate representing the 1.25% Convertible Senior Notes due 2029 (included as Exhibit A)	8-K	001-39606	March 8, 2024	4.2
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39606	March 8, 2024	10.1
10.2	Form of Unwind Agreement	8-K	001-39606	March 8, 2024	10.2
10.3*†	Form of Performance Stock Unit Award Agreement Under the Amended and Restated 2021 Stock Option and Incentive Plan for SoFi Technologies, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________
*     Filed herewith.
+     Indicates a document being furnished with this Form 10-Q. Information furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†     Indicates a management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoFi Technologies, Inc.
(Registrant)

Date:	May 7, 2024	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer