Form 10-Q
period 2024-06-30
SoFi Technologies, Inc.
filed 2024-08-06
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 31, 2024 was 1,065,944,831 shares.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	GAAP: U.S. Generally Accepted Accounting Principles
AFS: Available-for-sale	GLBA: Gramm-Leach-Bliley Act
ALCO: Asset Liability Committee	Golden Pacific: Golden Pacific Bancorp, Inc.
AWS: Amazon Web Services	GSE: Government-Sponsored Enterprise
AOCI: Accumulated other comprehensive income (loss)	HELOC: Home Equity Line of Credit
ASU: Accounting Standards Update	HFI: Held for investment
ATDS: Automatic telephone dialing systems	HFS: Held for sale
BHCA: Bank Holding Company Act of 1956, as amended	HMDA: Home Mortgage Disclosure Act
BPS: Basis points	IRLC: Interest rate lock commitment
BSA: Bank Secrecy Act	IRS: Internal Revenue Service
CALM: Capital and Asset Liability Management policy	LIBOR: London Inter-Bank Offered Rate
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	MLA: Military Lending Act
CCPA: California Consumer Privacy Act	MOHELA: Missouri Higher Education Loan Authority
CD: Community Development	MSB: Money services business
CET1: Common Equity Tier 1	MSRB: Municipal Securities Rulemaking Board
CFP: Certified financial planners	NACHA: National Automated Clearinghouse Association
CFPA: Consumer Financial Protection Act	Nasdaq: The Nasdaq Global Select Market
CFPB: Consumer Financial Protection Bureau	OCC: Office of the Comptroller of the Currency
CFTC: Commodity Futures Trading Commission	OFAC: Office of Foreign Assets Control
CISO: Chief Information Security Officer	PCD: Purchased credit deteriorated
CODM: Chief Operating Decision Maker	PFOF: Payment for order flow
CPA: Colorado Privacy Act	PSU: Performance stock units
CPPA: California Privacy Protection Act	QIA: Qatar Investment Authority
CPRA: California Privacy Rights Act	RESPA: Real Estate Settlement Procedures Act
CRA: Community Reinvestment Act	ROU: Right-of-use
DACA: Deferred Access for Childhood Arrival	RSU: Restricted stock units
DCF: Discounted cash flow	SCH: Social Capital Hedosophia Holdings Corp. V
DE&I: Diversity, Equity and Inclusion	SCRA: Servicemembers’ Civil Relief Act
DEP: Digital engagement practices	SEC: U.S. Securities and Exchange Commission
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	SPAC: Special purpose acquisition company
Protection Act of 2010	Social Finance: Social Finance, LLC (formerly Social Finance, Inc.)
DSU: Deferred stock units	SoFi Bank: SoFi Bank, National Association
EC: European Commission	SoFi Capital Advisors: SoFi Capital Advisors, LLC
ECOA: Equal Credit Opportunity Act	SoFi Securities: SoFi Securities LLC
EFTA: Electronic Fund Transfer Act	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
EPS: Earnings (loss) per share of common stock	Park in Inglewood, California
ESG: Environmental, social and corporate governance	SoFi Wealth: SoFi Wealth LLC
ESIGN: Electronic Signatures in Global and National Commerce Act	SOFR: Secured Overnight Financing Rate
ETF: Exchange-Traded Funds	SPE: Special purpose entity
FCA: Financial Conduct Authority	SRO: Self-regulatory organizations
FCRA: Fair Credit Reporting Act	TBA: To-be-announced security
FDCPA: Fair Debt Collection Practices Act	TCJA: Tax Cuts and Jobs Act
FDIA: Federal Deposit Insurance Act	TCPA: Federal Telephone Consumer Protection Act
FDIC: Federal Deposit Insurance Corporation	Technisys: Technisys S.A., a Luxembourg société anonyme
Federal Reserve: Board of Governors of the Federal Reserve System	TDR: Troubled debt restructuring
FHA: Fair Housing Act	TILA: Truth in Lending Act
FHFA: Federal Housing Finance Agency	UDAAP: Unfair, deceptive or abusive acts or practices
FHLB: Federal Home Loan Bank	UETA: Uniform Electronic Transactions Act
FinCEN: Financial Crimes Enforcement Network	URG: Underrepresented Group
FINRA: Financial Industry Regulatory Authority	VA: United Stated Department of Veterans Affairs
FRB: Federal Reserve Bank of San Francisco	VIE: Variable interest entity
FTC: Federal Trade Commission	Wyndham: Wyndham Capital Mortgage
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
Social Finance entered into a merger agreement (the “Agreement”) with SCH on January 7, 2021. The transactions contemplated by the terms of the Agreement were completed on May 28, 2021 (the “Closing”), in conjunction with which SCH changed its name to SoFi Technologies, Inc. (hereafter referred to, collectively with its subsidiaries, as “SoFi”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”.
In February 2022, we acquired Golden Pacific, a bank holding company, and its wholly-owned subsidiary, Golden Pacific Bank, National Association, a national bank (the “Bank Merger”), after which we became a bank holding company and renamed Golden Pacific Bank as SoFi Bank.
In March 2022, we acquired Technisys, a Luxembourg société anonyme and a cloud-native digital multi-product core banking platform (the “Technisys Merger”).
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,334,589	$3,085,020
Restricted cash and restricted cash equivalents	397,043	530,558
Investment securities (includes available-for-sale securities of $1,444,223 and $595,187 at fair value with associated amortized cost of $1,443,344 and $596,757, as of June 30, 2024 and December 31, 2023, respectively)	1,566,087	701,935
Loans held for sale, at fair value	15,893,565	15,396,771
Loans held for investment, at fair value	7,194,762	6,725,484
Loans held for investment, at amortized cost (less allowance for credit losses of $51,908 and $54,695, as of June 30, 2024 and December 31, 2023, respectively)	2,172,528	836,159
Servicing rights	291,329	180,469
Property, equipment and software	246,286	216,908
Goodwill	1,393,505	1,393,505
Intangible assets	331,446	364,048
Operating lease right-of-use assets	83,352	89,635
Other assets (less allowance for credit losses of $1,509 and $1,837, as of June 30, 2024 and December 31, 2023, respectively)	737,487	554,366
Total assets	$32,641,979	$30,074,858
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$22,945,652	$18,568,993
Noninterest-bearing deposits	51,311	51,670
Total deposits	22,996,963	18,620,663
Accounts payable, accruals and other liabilities	535,372	549,748
Operating lease liabilities	100,797	108,649
Debt	3,106,629	5,233,416
Residual interests classified as debt	724	7,396
Total liabilities	26,740,485	24,519,872
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; — and 3,234,000 shares outstanding, as of June 30, 2024 and December 31, 2023, respectively	—	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,065,112,270 and 975,861,793 shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively(2)	106	97
Additional paid-in capital	7,601,687	7,039,987
Accumulated other comprehensive loss	(1,483)	(1,209)
Accumulated deficit	(1,698,816)	(1,804,263)
Total permanent equity	5,901,494	5,234,612
Total liabilities, temporary equity and permanent equity	$32,641,979	$30,074,858
______________
(1)Redemption amount was $323,400 as of December 31, 2023. See Note 10. Equity for additional information.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of June 30, 2024 and December 31, 2023. See Note 10. Equity for additional information.

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

	June 30, 2024	December 31, 2023
Assets
Restricted cash and restricted cash equivalents	$32,135	$50,547
Loans held for sale, at fair value	299,186	502,757
Loans held for investment, at fair value	88,468	221,461
Total assets	$419,789	$774,765
Liabilities
Accounts payable, accruals and other liabilities	$250	$1,773
Debt	134,021	420,974
Residual interests classified as debt	724	7,396
Total liabilities	$134,995	$430,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Loans and securitizations	$621,061	$444,846	$1,241,289	$805,242
Other	53,534	25,150	99,217	36,318
Total interest income	674,595	469,996	1,340,506	841,560
Interest expense
Securitizations and warehouses	17,362	63,060	58,283	117,384
Deposits	231,815	106,529	443,266	179,645
Corporate borrowings	12,725	9,167	23,436	17,167
Other	109	114	219	228
Total interest expense	262,011	178,870	525,204	314,424
Net interest income	412,584	291,126	815,302	527,136
Noninterest income
Loan origination, sales, and securitizations	54,872	90,164	111,872	213,498
Servicing	6,659	9,052	13,633	21,794
Technology products and solutions	85,866	82,289	171,538	155,090
Other	38,637	25,387	131,268	52,658
Total noninterest income	186,034	206,892	428,311	443,040
Total net revenue	598,618	498,018	1,243,613	970,176
Noninterest expense
Technology and product development	132,167	126,845	263,087	243,904
Sales and marketing	184,762	182,822	352,128	357,976
Cost of operations	109,703	93,885	209,764	177,793
General and administrative	145,006	131,180	290,246	254,869
Provision for credit losses	11,640	12,615	18,822	21,022
Total noninterest expense	583,278	547,347	1,134,047	1,055,564
Income (loss) before income taxes	15,340	(49,329)	109,566	(85,388)
Income tax (expense) benefit	2,064	1,780	(4,119)	3,417
Net income (loss)	$17,404	$(47,549)	$105,447	$(81,971)
Other comprehensive income (loss)
Unrealized gains on available-for-sale securities, net	741	830	41	3,078
Foreign currency translation adjustments, net	(136)	392	(315)	99
Total other comprehensive income (loss)	605	1,222	(274)	3,177
Comprehensive income (loss)	$18,009	$(46,327)	$105,173	$(78,794)
Earnings (loss) per share (Note 16)
Earnings (loss) per share – basic	$0.01	$(0.06)	$0.08	$(0.11)
Earnings (loss) per share – diluted	$0.01	$(0.06)	$0.03	$(0.11)
Weighted average common stock outstanding – basic	1,058,591,943	936,569,420	1,020,604,718	932,926,222
Weighted average common stock outstanding – diluted	1,065,171,357	936,569,420	1,042,403,113	932,926,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at March 31, 2024	1,056,491,365	$105	$7,543,808	$(2,088)	$(1,716,220)	$5,825,605	3,234,000	$320,374
Share-based compensation expense	—	—	71,162	—	—	71,162	—	—
Vesting of RSUs	9,169,435	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(624,128)	—	(3,998)	—	—	(3,998)	—	—
Exercise of common stock options	75,598	—	166	—	—	166	—	—
Redeemable preferred stock dividends	—	—	(6,424)	—	—	(6,424)	—	—
Preferred stock redemption	—	—	(3,026)	—	—	(3,026)	(3,234,000)	(320,374)
Net income	—	—	—	—	17,404	17,404	—	—
Other comprehensive income, net of taxes	—	—	—	605	—	605	—	—
Balance at June 30, 2024	1,065,112,270	$106	$7,601,687	$(1,483)	$(1,698,816)	$5,901,494	—	$—

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2024	975,861,793	$97	$7,039,987	$(1,209)	$(1,804,263)	$5,234,612	3,234,000	$320,374
Share-based compensation expense	—	—	134,550	—	—	134,550	—	—
Vesting of RSUs	17,530,410	2	(2)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,148,965)	—	(7,758)	—	—	(7,758)	—	—
Exercise of common stock options	247,153	—	632	—	—	632	—	—
Extinguishment of convertible notes by issuance of common stock	72,621,879	7	534,276	—	—	534,283	—	—
Purchases of capped calls	—	—	(90,649)	—	—	(90,649)	—	—
Unwind of capped calls	—	—	10,180	—	—	10,180	—	—
Redeemable preferred stock dividends	—	—	(16,503)	—	—	(16,503)	—	—
Preferred stock redemption	—	—	(3,026)	—	—	(3,026)	(3,234,000)	(320,374)
Net income	—	—	—	—	105,447	105,447	—	—
Other comprehensive loss, net of taxes	—	—	—	(274)	—	(274)	—	—
Balance at June 30, 2024	1,065,112,270	$106	$7,601,687	$(1,483)	$(1,698,816)	$5,901,494	—	$—
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$105,447	$(81,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	116,139	140,104
Depreciation and amortization	98,162	95,451
Deferred debt issuance and discount expense	8,207	10,559
Gain on extinguishment of convertible debt	(59,194)	—
Provision for credit losses	18,822	21,022
Deferred income taxes	(3,110)	(5,446)
Fair value changes in loans held for investment	(58,908)	—
Fair value changes in securitization investments	(2,194)	1,537
Other	(1,962)	(3,749)
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(532,537)	(4,535,374)
Changes in loans previously classified as held for sale, net	787,345	—
Servicing assets	(110,860)	3,201
Other assets	(97,207)	40,974
Accounts payable, accruals and other liabilities	(14,273)	21,013
Net cash provided by (used in) operating activities	$253,877	$(4,292,679)
Investing activities
Purchases of property, equipment and software	$(68,696)	$(49,071)
Capitalized software development costs	(4,889)	(5,060)
Purchases of available-for-sale investments	(1,308,629)	(452,340)
Proceeds from sales of available-for-sale investments	—	265,634
Proceeds from maturities and paydowns of available-for-sale investments	471,007	52,337
Changes in loans held for investment, net	(2,556,261)	(62,043)
Proceeds from securitization investments	22,693	29,020
Proceeds from non-securitization investments	2,515	2,720
Purchases of non-securitization investments	(13,841)	(16,722)
Acquisition of businesses, net of cash acquired	—	(72,301)
Net cash used in investing activities	$(3,456,101)	$(307,826)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Financing activities
Net change in deposits	$4,297,336	$5,392,521
Net change in debt facilities	(2,093,205)	964,898
Proceeds from other debt issuances	845,250	339,995
Repayment of other debt	(297,183)	(407,715)
Payment of debt issuance costs	(5,845)	(7,707)
Purchase of capped calls	(90,649)	—
Unwind of capped calls	10,180	—
Taxes paid related to net share settlement of share-based awards	(7,758)	(7,046)
Proceeds from stock option exercises	632	585
Payment of redeemable preferred stock dividends	(16,503)	(20,047)
Redemption of Series 1 preferred stock	(323,400)	—
Finance lease principal payments	(262)	(252)
Net cash provided by financing activities	$2,318,593	$6,255,232
Effect of exchange rates on cash and cash equivalents	(315)	99
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(883,946)	$1,654,826
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,615,578	1,846,302
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,731,632	$3,501,128

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,334,589	$3,015,652
Restricted cash and restricted cash equivalents	397,043	485,476
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,731,632	$3,501,128

Supplemental non-cash investing and financing activities
Extinguishment of convertible notes by issuance of common stock	$593,910	$—
Deposits credited but not yet received in cash	78,964	53,353
Available-for-sale securities purchased but unpaid	—	47,553
Deconsolidation of securitization and residual debt	—	92,914
Share-based compensation capitalized related to internally-developed software	18,411	14,757

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
The Company has elected to be treated as a financial holding company pursuant to Section 4(l) of the BHC Act. As a financial holding company, the Company is authorized to engage in a broader set of financial activities than a bank holding company that has not elected to be treated as a financial holding company. Financial holding companies may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 27, 2024 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
In our unaudited condensed consolidated statements of cash flows beginning in the first quarter of 2024, we reclassified amounts related to fair value changes in residual interests classified as debt into other within the adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities. The prior period amount was recast to conform to the current period presentation. There was no impact to net cash provided by (used in) operating activities.
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
Servicing Rights
We enter into servicing agreements in connection with transfers of our financial assets and referral fulfillment arrangements in which we are a sub-servicer for financial assets that we do not legally own, and on a standalone basis. At the inception of each servicing relationship, we determine whether we should record a servicing asset or servicing liability, measured at the fair value of the servicing right, which may be zero. We elected the fair value option to measure our servicing rights subsequent to initial recognition. We measure the initial and subsequent fair value of our servicing rights using a discounted cash flow methodology, while also considering market data as it becomes available. The significant assumptions used in the valuation model include our contractual servicing fee, ancillary income, prepayment rate assumptions, default rate assumptions, a discount rate commensurate with the risk of the servicing asset or liability being valued, and an assumed market cost of servicing, which is based on active quotes from third-party servicers. The value of the servicing rights are dependent on the performance of the underlying loans. For servicing rights retained in connection with loan transfers that do not meet the requirements for sale accounting treatment, there is no recognition of a servicing asset or liability.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Servicing rights in connection with transfers of financial assets are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive loss. Servicing rights assumed from third parties for financial assets for which we are not the loan originator are initially measured at fair value and recognized within noninterest income—servicing in the consolidated statements of operations and comprehensive loss. Servicing rights are measured at fair value at each subsequent reporting date and changes in fair value are reported in earnings in the period in which they occur. Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—servicing in the consolidated statements of operations and comprehensive loss. For servicing rights with adequate compensation resulting in an initial and subsequent value of zero, we recognize servicing fees received during the period within noninterest income—servicing. We elected the fair value option to measure our servicing rights to better align with the valuation of our transferred loans, which also tend to share a similar risk profile to the personal loan servicing we assume from third parties when we are not the loan originator. The loans are also impacted by similar factors, such as conditional prepayment rates and default rates. We consider the risk of the assets and the observability of inputs in determining the classes of servicing rights. We have three classes of servicing assets: personal loans, student loans and home loans.
See Note 12. Fair Value Measurements for the key inputs used in the fair value measurements of our classes of servicing rights.
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Goodwill and Intangible Assets
Goodwill as of both June 30, 2024 and December 31, 2023 was $1,393,505. As of June 30, 2024, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financial Services
Referrals	$13,618	$8,223	$26,354	$17,849
Interchange	14,457	8,663	26,459	15,932
Brokerage	5,960	5,225	9,994	10,103
Other(1)	654	348	1,581	835
Total financial services	34,689	22,459	64,388	44,719
Technology Platform(2)
Technology services	85,469	80,328	170,119	152,457
Other(1)	624	1,906	1,884	2,999
Total technology platform	86,093	82,234	172,003	155,456
Total revenue from contracts with customers	120,782	104,693	236,391	200,175
Other Sources of Revenue
Loan origination, sales, and securitizations	54,872	90,164	111,872	213,498
Servicing	6,659	9,052	13,633	21,794
Other	3,721	2,983	66,415	7,573
Total other sources of revenue	65,252	102,199	191,920	242,865
Total noninterest income	$186,034	$206,892	$428,311	$443,040
_____________________
(1) Financial Services includes revenues from enterprise services and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(2) Related to these technology platform services, we had deferred revenue of $7,078 and $5,718 as of June 30, 2024 and December 31, 2023, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $1,086 and $2,444 during the three months ended June 30, 2024 and 2023, respectively, and $2,386 and $4,784 during the six months ended June 30, 2024 and 2023, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income (loss).
Contract Balances
As of June 30, 2024 and December 31, 2023, accounts receivable, net associated with revenue from contracts with customers was $68,150 and $60,466, respectively, reported within other assets in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 4. Loans

As of June 30, 2024, our loan portfolio consisted of (i) loans held for sale, including personal loans and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including senior secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	June 30, 2024	December 31, 2023
Loans held for sale
Personal loans(1)	$15,797,428	$15,330,573
Home loans	96,137	66,198
Total loans held for sale, at fair value	15,893,565	15,396,771
Loans held for investment
Student loans(2)	7,194,762	6,725,484
Total loans held for investment, at fair value	7,194,762	6,725,484
Senior secured loans	1,746,418	446,463
Credit card	274,233	272,628
Commercial and consumer banking:
Commercial real estate	138,858	106,326
Commercial and industrial	5,251	6,075
Residential real estate and other consumer	7,768	4,667
Total commercial and consumer banking	151,877	117,068
Total loans held for investment, at amortized cost(3)	2,172,528	836,159
Total loans held for investment	9,367,290	7,561,643
Total loans	$25,260,855	$22,958,414
_____________________
(1) Includes $299,186 and $502,757 of personal loans in consolidated VIEs as of June 30, 2024 and December 31, 2023, respectively.
(2) Includes $2,241,516 and $2,459,103 of student loans covered by financial guarantee, and $88,468 and $221,461 of student loans in consolidated VIEs as of June 30, 2024 and December 31, 2023, respectively.
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

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2024
Unpaid principal	$15,040,190	$6,915,550	$94,673	$22,050,413
Accumulated interest	111,308	29,957	71	141,336
Cumulative fair value adjustments	645,930	249,255	1,393	896,578
Total fair value of loans(1)	$15,797,428	$7,194,762	$96,137	$23,088,327
December 31, 2023
Unpaid principal	$14,498,629	$6,445,586	$67,406	$21,011,621
Accumulated interest	114,541	34,357	92	148,990
Cumulative fair value adjustments	717,403	245,541	(1,300)	961,644
Total fair value of loans(1)	$15,330,573	$6,725,484	$66,198	$22,122,255
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

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2024
Unpaid principal balance	$95,829	$8,571	$—	$104,400
Accumulated interest	4,452	140	—	4,592
Cumulative fair value adjustments(1)	(79,035)	(5,978)	—	(85,013)
Fair value of loans 90 days or more delinquent (2)	$21,246	$2,733	$—	$23,979
December 31, 2023
Unpaid principal balance	$81,591	$8,446	$495	$90,532
Accumulated interest	4,023	187	6	4,216
Cumulative fair value adjustments(1)	(70,191)	(5,021)	(248)	(75,460)
Fair value of loans 90 days or more delinquent (2)	$15,423	$3,612	$253	$19,288
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). As such, the $85.0 million fair value adjustment as of June 30, 2024 has been recorded in noninterest income—loan origination, sales, and securitizations in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
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
The following table summarizes our personal loan securitization transfers qualifying for sale accounting treatment during the six months ended June 30, 2024. There were no loan securitization transfers qualifying for sale accounting treatment during the three months ended June 30, 2024, as well as during the three and six months ended June 30, 2023.

Six Months Ended June 30,
2024
Personal loans
Fair value of consideration received:
Cash	$674,036
Securitization investments	35,616
Servicing assets recognized	27,523
Repurchase liabilities recognized	(280)
Total consideration	736,895
Aggregate unpaid principal balance and accrued interest of loans sold	701,601
Gain from loan sales	$35,294
Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2024, we had deconsolidation of debt on student loans of $55.9 million and $98.0 million, respectively. The impact on earnings from deconsolidation was immaterial. During the three and six months ended June 30, 2023, we had deconsolidation of debt on student loans of $45.9 million. The impact on earnings from deconsolidation was immaterial.
The following table summarizes our current whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personal loans
Fair value of consideration received:
Cash	$1,136,812	$51,473	$1,636,563	$51,473
Receivable	—	—	3,036	—
Servicing assets recognized	70,472	888	104,021	888
Repurchase liabilities recognized	(4,181)	(360)	(5,981)	(360)
Total consideration	1,203,103	52,001	1,737,639	52,001
Aggregate unpaid principal balance and accrued interest of loans sold	1,136,427	50,322	1,639,464	50,322
Realized gain	$66,676	$1,679	$98,175	$1,679

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Student loans
Fair value of consideration received:
Cash	$—	$98,624	$310,331	$98,624
Servicing assets recognized	—	2,792	8,249	2,792
Repurchase liabilities recognized	—	(16)	(46)	(16)
Total consideration	—	101,400	318,534	101,400
Aggregate unpaid principal balance and accrued interest of loans sold	—	99,916	303,578	99,916
Realized gain	$—	$1,484	$14,956	$1,484
Home loans
Fair value of consideration received:
Cash	$385,030	$267,052	$729,708	$344,871
Servicing assets recognized	3,390	2,803	6,222	3,757
Repurchase liabilities recognized	(634)	(751)	(1,139)	(847)
Total consideration	387,786	269,104	734,791	347,781
Aggregate unpaid principal balance and accrued interest of loans sold	381,299	266,634	725,557	344,610
Realized gain	$6,487	$2,470	$9,234	$3,171
The following table summarizes our delinquent whole loan sales during the three and six months ended June 30, 2024. There were no delinquent whole loan sales during the three and six months ended June 30, 2023.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Personal loans
Fair value of consideration received:
Cash	$5,549	$10,549
Servicing assets recognized	4,884	8,284
Repurchase liabilities recognized	(28)	(53)
Total consideration	10,405	18,780
Aggregate unpaid principal balance and accrued interest of loans sold(1)	73,450	139,861
Realized loss	$(63,045)	$(121,081)
__________________
(1) During the three and six months ended June 30, 2024, includes $69.4 million and $131.9 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the three and six months ended June 30, 2024, $47.1 million and $90.3 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the three and six months ended June 30, 2024, respectively, and otherwise would have been charged off as of June 30, 2024 consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.

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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2024
Loans in delinquency (30+ days past due)	$62,804	$68,404	$31,175	$162,383
Total loans in delinquency	103,534	127,518	31,175	262,227
Total transferred loans serviced(1)	3,652,266	5,815,030	5,884,862	15,352,158
December 31, 2023
Loans in delinquency (30+ days past due)	$52,813	$60,989	$24,193	$137,995
Total loans in delinquency	90,582	137,243	24,193	252,018
Total transferred loans serviced(1)	2,223,785	6,148,800	5,592,793	13,965,378
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personal loans
Servicing fees collected from transferred loans	$16,670	$4,870	$26,115	$11,047
Charge-offs, net of recoveries, of transferred loans	87,840	41,411	173,173	87,526
Student loans
Servicing fees collected from transferred loans	5,975	6,402	12,121	15,592
Charge-offs, net of recoveries, of transferred loans	11,123	10,005	21,976	19,158
Home loans
Servicing fees collected from transferred loans	4,232	3,659	8,271	6,819
Total
Servicing fees collected from transferred loans	$26,877	$14,931	$46,507	$33,458
Charge-offs, net of recoveries, of transferred loans	98,963	51,416	195,149	106,684

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
June 30, 2024
Senior secured loans	$1,744,601	$—	$—	$—	$—	$1,744,601
Credit card	301,165	4,030	3,666	10,157	17,853	319,018
Commercial and consumer banking:
Commercial real estate	140,567	—	—	—	—	140,567
Commercial and industrial	5,101	—	77	322	399	5,500
Residential real estate and other consumer(3)	7,772	—	—	—	—	7,772
Total commercial and consumer banking	153,440	—	77	322	399	153,839
Total loans	$2,199,206	$4,030	$3,743	$10,479	$18,252	$2,217,458
December 31, 2023
Senior secured loans	$445,733	$—	$—	$—	$—	$445,733
Credit card	297,612	5,451	4,829	11,802	22,082	319,694
Commercial and consumer banking:
Commercial real estate	107,757	—	—	—	—	107,757
Commercial and industrial	6,108	1	—	439	440	6,548
Residential real estate and other consumer(3)	4,658	—	—	—	—	4,658
Total commercial and consumer banking	118,523	1	—	439	440	118,963
Total loans	$861,868	$5,452	$4,829	$12,241	$22,522	$884,390
______________
(1)All of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, there were no credit cards on nonaccrual status. As of the dates indicated, commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $49,406 and $52,385 as of June 30, 2024 and December 31, 2023, respectively, and accrued interest of $4,485 and $5,288, respectively. For senior secured loans, the balance is presented before accrued interest of $1,817 and $730 as of June 30, 2024 and December 31, 2023, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $2,502 and $2,310 as of June 30, 2024 and December 31, 2023, respectively, and accrued interest of $540 and $415, respectively.
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

FICO	June 30, 2024	December 31, 2023
≥ 800	$33,723	$29,269
780 – 799	21,844	19,350
760 – 779	23,042	20,740
740 – 759	24,448	23,361
720 – 739	27,856	28,621
700 – 719	34,971	35,528
680 – 699	37,141	38,289
660 – 679	32,220	35,443
640 – 659	22,552	25,836
620 – 639	14,476	15,569
600 – 619	9,709	10,063
≤ 599	37,036	37,625
Total credit card	$319,018	$319,694
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
June 30, 2024	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$34,140	$23,201	$30,627	$5,576	$4,499	$25,577	$123,620	$180
Watch	1,697	1,225	7,422	1,631	—	2,756	14,731	—
Special mention	—	—	—	—	—	519	519	—
Substandard	—	—	—	—	—	1,517	1,517	—
Total commercial real estate	35,837	24,426	38,049	7,207	4,499	30,369	140,387	180
Commercial and industrial
Pass	—	49	—	—	55	3,945	4,049	868
Watch	78	41	—	—	—	15	134	—
Substandard	—	—	—	—	—	449	449	—
Total commercial and industrial	78	90	—	—	55	4,409	4,632	868
Residential real estate and other consumer
Pass	2,978	1,181	—	—	—	3,483	7,642	91
Watch	—	—	—	—	—	39	39	—
Total residential real estate and other consumer	2,978	1,181	—	—	—	3,522	7,681	91
Total commercial and consumer banking	$38,893	$25,697	$38,049	$7,207	$4,554	$38,300	$152,700	$1,139

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended June 30, 2024
Balance at March 31, 2024	$49,092	$2,221	$2,109
Provision for credit losses(2)	11,348	292	382
Net charge-offs	(11,034)	(11)	(982)
Balance at June 30, 2024	$49,406	$2,502	$1,509
Three Months Ended June 30, 2023
Balance at March 31, 2023	$37,089	$1,848	$1,645
Provision for credit losses(2)	12,600	15	1,096
Net (charge-offs) recoveries	(10,328)	3	(804)
Balance at June 30, 2023	$39,361	$1,866	$1,937
Six Months Ended June 30, 2024
Balance at December 31, 2023	$52,385	$2,310	$1,837
Provision for credit losses(2)	18,601	221	2,793
Net charge-offs	(21,580)	(29)	(3,121)
Balance at June 30, 2024	$49,406	$2,502	$1,509
Six Months Ended June 30, 2023
Balance at December 31, 2022	$39,110	$1,678	$2,785
Provision for credit losses(2)	20,837	185	242
Net (charge-offs) recoveries	(20,586)	3	(1,090)
Balance at June 30, 2023	$39,361	$1,866	$1,937
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
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses in the condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2024, recoveries of amounts previously reserved related to credit cards were $1,136 and $2,219, and immaterial during the three and six months ended June 30, 2023. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three and six months ended June 30, 2024 and 2023. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2024, recoveries of amounts previously reserved related to accounts receivable were $541 and $1,038, respectively. During the three and six months ended June 30, 2023, recoveries of amounts previously reserved related to accounts receivable were $18 and $1,179, respectively.

Credit card: During the three and six months ended June 30, 2024, accrued interest receivables written off by reversing interest income were $2.4 million and $5.0 million, respectively. During the three and six months ended June 30, 2023, accrued interest receivables written off by reversing interest income were $2.2 million and $4.4 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
June 30, 2024
U.S. Treasury securities	$206,022	$66	$—	$(402)	$205,686
Corporate bonds	18,594	127	—	(663)	18,058
Agency mortgage-backed securities	1,214,366	2,837	3,440	(4,304)	1,216,339
Other asset-backed securities	3,418	1	—	(53)	3,366
Other(2)	944	8	—	(178)	774
Total investments in AFS debt securities	$1,443,344	$3,039	$3,440	$(5,600)	$1,444,223
December 31, 2023
U.S. Treasury securities	$518,673	$206	$978	$(780)	$519,077
Multinational securities(3)	8,548	103	—	(17)	8,634
Corporate bonds	32,609	207	—	(1,092)	31,724
Agency mortgage-backed securities	28,714	111	33	(1,016)	27,842
Other asset-backed securities	7,272	4	—	(154)	7,122
Other(2)	941	8	—	(161)	788
Total investments in AFS debt securities	$596,757	$639	$1,011	$(3,220)	$595,187
_____________________
(1) As of June 30, 2024 and December 31, 2023, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 98% and 92% of the amortized cost basis of our investments as of June 30, 2024 and December 31, 2023, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes state municipal bond securities.
(3) Includes supranational bonds.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
U.S. Treasury securities	$187,831	$(74)	$17,855	$(327)	$205,686	$(401)
Corporate bonds	—	—	15,981	(664)	15,981	(664)
Agency mortgage-backed securities	721,611	(3,391)	6,419	(913)	728,030	(4,304)
Other asset-backed securities	—	—	3,366	(53)	3,366	(53)
Other	—	—	774	(178)	774	(178)
Total investments in AFS debt securities	$909,442	$(3,465)	$44,395	$(2,135)	$953,837	$(5,600)
December 31, 2023
U.S. Treasury securities	$480,012	$(58)	$39,065	$(722)	$519,077	$(780)
Multinational securities	—	—	8,634	(17)	8,634	(17)
Corporate bonds	—	—	31,724	(1,092)	31,724	(1,092)
Agency mortgage-backed securities	20,930	(157)	6,912	(859)	27,842	(1,016)
Other asset-backed securities	—	—	7,122	(154)	7,122	(154)
Other	—	—	788	(161)	788	(161)
Total investments in AFS debt securities	$500,942	$(215)	$94,245	$(3,005)	$595,187	$(3,220)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
June 30, 2024
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$199,758	$6,264	$—	$—	$206,022
Corporate bonds	10,135	5,170	3,289	—	18,594
Agency mortgage-backed securities	—	5,037	15,947	1,193,382	1,214,366
Other asset-backed securities	2,500	918	—	—	3,418
Other	—	—	—	944	944
Total investments in AFS debt securities	$212,393	$17,389	$19,236	$1,194,326	$1,443,344
Weighted average yield for investments in AFS debt securities(1)	5.02%	2.03%	3.11%	5.25%	5.09%
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$199,576	$6,044	$—	$—	$205,620
Corporate bonds	9,994	4,960	2,977	—	17,931
Agency mortgage-backed securities	—	5,045	15,787	1,192,670	1,213,502
Other asset-backed securities	2,468	897	—	—	3,365
Other	—	—	—	766	766
Total investments in AFS debt securities	$212,038	$16,946	$18,764	$1,193,436	$1,441,184
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $3,039 as of June 30, 2024.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Gross realized gains and losses on our investments in AFS debt securities were immaterial during the three and six months ended June 30, 2024. Gross realized gains and losses were $3,356 and $509, respectively, during the six months ended June 30, 2023, and there were no realized gains and losses on our investments in AFS debt securities during the three months ended June 30, 2023. During the three and six months ended June 30, 2024 and 2023, there were no transfers between classifications of our investments in AFS debt securities. See Note 10. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.
Securitization Investments
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the condensed consolidated balance sheets:

	June 30, 2024	December 31, 2023
Personal loans	$50,332	$27,247
Student loans	71,532	79,501
Securitization investments	$121,864	$106,748

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
As of June 30, 2024 and December 31, 2023, we had four and six consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the six months ended June 30, 2024, we exercised a securitization clean up call related to two consolidated VIEs. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of June 30, 2024 and December 31, 2023. Intercompany balances are eliminated upon consolidation.
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
As of June 30, 2024 and December 31, 2023, we had investments in 24 and 22 nonconsolidated VIEs, respectively. During the six months ended June 30, 2024, we established two nonconsolidated trusts.

Note 8. Deposits

We offer deposit accounts (referred to as “checking and savings” accounts within SoFi Money) to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.
The following table presents detail of our deposits:

	June 30, 2024	December 31, 2023
Savings deposits	$18,669,251	$12,902,033
Demand deposits(1)	2,397,002	2,663,335
Time deposits(1)(2)	1,879,399	3,003,625
Total interest-bearing deposits	22,945,652	18,568,993
Noninterest-bearing deposits	51,311	51,670
Total deposits	$22,996,963	$18,620,663
_____________________
(1) As of June 30, 2024, includes brokered deposits of $1,838,936 consisting of time deposits. As of December 31, 2023, includes brokered deposits of $3,160,414, of which $2,971,462 and $188,952 are time deposits and demand deposits, respectively.
(2) As of June 30, 2024 and December 31, 2023, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $21,634 and $21,268, respectively.
As of June 30, 2024, future maturities of our total time deposits were as follows:

Remainder of 2024	$1,289,077
2025	587,975
2026	2,074
2027	—
2028	158
Thereafter	115
Total	$1,879,399

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 9. Debt

The following table summarizes the components of our debt:

	June 30, 2024					December 31, 2023
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$376,834	5.46% – 7.27%	January 2025 – October 2026	$3,900,000	$325,309	$1,077,444
Student loan warehouse facilities	979,295	6.08% – 7.08%	April 2025 – January 2027	3,580,000	763,599	2,095,046
Risk retention warehouse facilities(5)	57,112	6.83% – 8.70%	November 2024 – October 2027	100,000	57,415	67,038
Revolving credit facility(6)		6.94%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(7)		—%	October 2026		511,972	1,111,972
Convertible senior notes, due 2029(8)		1.25%	March 2029		862,500	—
Other financing(9)	417,740			427,702	—	—
Securitizations
Personal loan securitizations	163,018	1.61% – 5.81%	September 2030 – May 2031		62,402	239,340
Student loan securitizations	86,333	3.09% – 3.73%	August 2048		71,709	182,744
Total, before unamortized debt issuance costs, premiums and discounts					$3,140,906	$5,259,584
Less: unamortized debt issuance costs, premiums and discounts					(34,277)	(26,168)
Total debt					$3,106,629	$5,233,416
_________________
(1)As of June 30, 2024, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of June 30, 2024. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of June 30, 2024 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 40 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income (loss).
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were $17.3 million of debt discounts issued during the six months ended June 30, 2024.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of June 30, 2024, $13.1 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the three and six months ended June 30, 2024, total interest expense on the convertible notes was $0.5 million and $1.7 million, respectively. For the three and six months ended June 30, 2023, total interest expense on the convertible notes was $1.3 million and $2.5 million, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs. For the three and six months ended June 30, 2024, the effective interest rate was 0.43% and 0.44%, respectively. For both the three and six months ended June 30, 2023, the effective interest rate was 0.42%. As of June 30, 2024 and December 31, 2023, unamortized debt discount and issuance costs were $5.0 million and $13.3 million, respectively, and the net carrying amount was $506.9 million and $1.1 billion, respectively.
(8)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the three and six months ended June 30, 2024, total interest expense on the convertible notes was $3.8 million and $4.8 million, respectively, and the effective interest rate was 1.75% and 1.76%, respectively. As of June 30, 2024, unamortized debt discount and issuance costs were $20.4 million, and the net carrying amount was $842.1 million.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(9)Includes $52.0 million of loans and $365.8 million of investment securities pledged as collateral to secure $377.7 million of available borrowing capacity with the FHLB, of which $27.2 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
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
The difference between the consideration used to repurchase the convertible notes and the carrying value of the convertible notes, less retirement of discount and issuance costs, resulted in a gain on extinguishment of $59.2 million recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2024.
We used a portion of the net proceeds from the October 2021 offering to fund the cost of entering into the 2026 capped call transactions. In connection with the March 2024 repurchase agreements, the Company entered into unwind agreements to terminate a portion of the 2026 capped call transactions. Refer to Note 10. Equity for additional detail.
As of June 30, 2024, the 2026 convertible notes are potentially convertible into 22,841,631 shares of common stock.
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
Material Changes to Debt Arrangements
During the six months ended June 30, 2024, we closed four warehouse facilities which had an aggregate maximum available capacity of $1.2 billion, and closed one risk retention warehouse facility. During the six months ended June 30, 2024, one warehouse facility matured and one risk retention warehouse facility matured. We did not open any warehouse facilities.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of June 30, 2024, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

June 30, 2024
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
In May 2024, the Company redeemed all of the 3,234,000 shares of Series 1 Redeemable Preferred Stock outstanding for a total redemption price of $339,903 or $105.1027 per share. The total redemption price included: (i) a reduction to redeemable preferred stock of $320,374 for the carrying value of redeemable preferred stock at the time of exercise, (ii) a reduction to additional paid-in capital of $3,026 for the amount paid upon redemption over the carrying value of the redeemable preferred stock, and (iii) payment for accrued but unpaid dividends at the time of redemption of $16,503.
As of June 30, 2024, the Company has no Series 1 Redeemable Preferred Stock outstanding.
Dividends
During the three and six months ended June 30, 2024, the Series 1 preferred stockholders were entitled to dividends of $6,424 and $16,503, respectively. During the three and six months ended June 30, 2023, the Series 1 preferred stockholders were entitled to dividends of $10,079 and $20,047, respectively. There were no dividends payable as of June 30, 2024 and December 31, 2023.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of June 30, 2024, the Company had 1,065,112,270 shares of common stock and no shares of non-voting common stock issued and outstanding.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance:

	June 30, 2024	December 31, 2023
Outstanding stock options, restricted stock units and performance stock units	98,273,896	99,016,409
Conversion of convertible notes(1)	22,841,631	49,610,631
Possible future issuance under stock plans	83,905,002	45,384,011
Outstanding common stock warrants(2)	—	12,170,990
Total common stock reserved for future issuance	205,020,529	206,182,041
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date. As of June 30, 2024, the 2026 convertible notes are potentially convertible into 22,841,631 shares of common stock, and there are no shares of common stock expected to be issued relating to the 2029 convertible notes, as there was no amount in excess of the expected cash redemption price which would require share settlement. See Note 9. Debt for additional information.
(2)All remaining unexercised common stock warrants expired in May 2024. As of June 30, 2024, the Company has no outstanding common stock warrants.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the six months ended June 30, 2024 and 2023.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended June 30, 2024
AOCI, beginning balance	$(2,901)	$813	$(2,088)
Other comprehensive income (loss) before reclassifications	741	(136)	605
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive income (loss)(1)(2)	741	(136)	605
AOCI, ending balance	$(2,160)	$677	$(1,483)
Three Months Ended June 30, 2023
AOCI, beginning balance	$(6,363)	$22	$(6,341)
Other comprehensive income before reclassifications	830	392	1,222
Net current-period other comprehensive income(1)(2)	830	392	1,222
AOCI, ending balance	$(5,533)	$414	$(5,119)
Six Months Ended June 30, 2024
AOCI, beginning balance	$(2,201)	$992	$(1,209)
Other comprehensive income (loss) before reclassifications(1)	41	(315)	(274)
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive income (loss)(2)	41	(315)	(274)
AOCI, ending balance	$(2,160)	$677	$(1,483)
Six Months Ended June 30, 2023
AOCI, beginning balance	$(8,611)	$315	$(8,296)
Other comprehensive income before reclassifications(1)	2,906	99	3,005
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income(2)	3,078	99	3,177
AOCI, ending balance	$(5,533)	$414	$(5,119)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the three and six months ended June 30, 2024 and 2023.
(2)There were no material tax impacts during any of the periods presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 11. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps(1)	$67,376	$114,341	$268,661	$85,885
Interest rate caps(1)	(980)	328	(3,263)	(1,367)
Home loan pipeline hedges(1)	1,223	2,061	2,079	984
Derivative contracts to manage future loan sale execution risk	67,619	116,730	267,477	85,502
Interest rate swaps(2)	1,487	3,292	7,550	2,184
IRLCs(1)	(561)	355	(280)	773
Interest rate caps(1)	986	(290)	3,276	1,481
Purchase price earn-out(1)(3)	—	—	—	9
Third party warrants(4)	—	54	—	78
Total	$69,531	$120,141	$278,023	$90,027
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

	June 30, 2024		December 31, 2023
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$12,675	$—	$2,208	$(1,347)
Interest rate caps	—	—	—	(3,276)
Home loan pipeline hedges	622	(56)	1	(1,328)
Total, gross	13,297	(56)	2,209	(5,951)
Derivative netting	(56)	56	(1,347)	1,347
Total, net(1)	$13,241	$—	$862	$(4,604)
_____________________
(1) We did not have a cash collateral requirement related to these instruments as of June 30, 2024 and December 31, 2023.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amount of derivative contracts outstanding:

	June 30, 2024	December 31, 2023
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$12,296,600	$12,491,000
Interest rate caps	—	405,000
Home loan pipeline hedges	284,000	226,000
Interest rate caps(1)	—	405,000
Interest rate swaps(2)	68,400	84,000
IRLCs(3)	183,593	126,388
Total	$12,832,593	$13,737,388
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

Note 12. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	June 30, 2024				December 31, 2023
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$205,686	$1,238,537	$—	$1,444,223	$527,711	$67,476	$—	$595,187
Asset-backed bonds(2)(3)	—	89,349	—	89,349	—	70,828	—	70,828
Residual investments(2)(3)	—	—	32,515	32,515	—	—	35,920	35,920
Loans at fair value(4)	—	96,137	22,992,190	23,088,327	—	66,198	22,056,057	22,122,255
Servicing rights	—	—	291,329	291,329	—	—	180,469	180,469
Third party warrants(5)(6)	—	—	630	630	—	—	630	630
Derivative assets(5)(7)(8)	—	13,297	—	13,297	—	2,209	—	2,209
IRLCs(5)(9)	—	—	1,875	1,875	—	—	2,155	2,155
Student loan commitments(5)(9)	—	—	569	569	—	—	5,465	5,465
Interest rate caps(5)(8)	—	—	—	—	—	3,269	—	3,269
Digital assets safeguarding asset(5)(10)	—	—	—	—	—	9,292	—	9,292
Total assets	$205,686	$1,437,320	$23,319,108	$24,962,114	$527,711	$219,272	$22,280,696	$23,027,679
Liabilities
Debt(11)	$—	$96,801	$—	$96,801	$—	$119,641	$—	$119,641
Residual interests classified as debt	—	—	724	724	—	—	7,396	7,396
Derivative liabilities(5)(7)(8)	—	56	—	56	—	5,951	—	5,951
Digital assets safeguarding liability(5)(10)	—	—	—	—	—	9,292	—	9,292
Total liabilities	$—	$96,857	$724	$97,581	$—	$134,884	$7,396	$142,280
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of June 30, 2024 and December 31, 2023, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
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
(11)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of June 30, 2024 and December 31, 2023, the unpaid principal related to debt measured at fair value was $103,315 and $128,619, respectively. For the three and six months ended June 30, 2024, losses from changes in fair value were $1,037 and $2,464, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three and six months ended June 30, 2024 and June 30, 2023.

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

	Fair Value at							Fair Value at
	March 31, 2024	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2024
Assets
Personal loans	$15,057,005	$(142,269)	$696	$(1,199,368)	$4,192,114	$(2,110,044)	$(706)	$15,797,428
Student loans	6,834,161	(8,592)	101	—	736,518	(368,964)	1,538	7,194,762
Loans at fair value(1)	21,891,166	(150,861)	797	(1,199,368)	4,928,632	(2,479,008)	832	22,992,190
Servicing rights(2)	240,752	1,654	1,227	—	78,745	(31,049)	—	291,329
Residual investments(3)	35,853	213	—	—	—	(3,551)	—	32,515
IRLCs(4)	2,436	1,875	—	—	—	(2,436)	—	1,875
Student loan commitments(4)	314	569	—	—	—	(314)	—	569
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(4,129)	(1)	—	—	—	3,406	—	(724)
Net impact on earnings		$(146,551)

	Fair Value at							Fair Value at
	January 1, 2024	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2024
Assets
Personal loans	$15,330,573	$(411,695)	$17,276	$(2,462,222)	$7,470,996	$(4,145,741)	$(1,759)	$15,797,428
Student loans	6,725,484	(25,709)	101	(294,187)	1,488,198	(704,901)	5,776	7,194,762
Loans at fair value(1)	22,056,057	(437,404)	17,377	(2,756,409)	8,959,194	(4,850,642)	4,017	22,992,190
Servicing rights(2)	180,469	6,880	2,207	(53)	154,299	(52,473)	—	291,329
Residual investments(3)	35,920	945	2,553	—	—	(6,903)	—	32,515
IRLCs(4)	2,155	4,311	—	—	—	(4,591)	—	1,875
Student loan commitments(4)	5,465	883	—	—	—	(5,779)	—	569
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(7,396)	(74)	—	—	—	6,746	—	(724)
Net impact on earnings		$(424,459)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at
	March 31, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2023
Assets
Personal loans	$10,536,999	$(25,045)	$290	$(50,013)	$3,740,981	$(1,451,960)	$(89)	$12,751,163
Student loans	5,240,059	(32,806)	111,923	(96,678)	395,367	(228,997)	(4,947)	5,383,921
Home loans(6)	81,047	(990)	22,363	(266,413)	243,123	(927)	380	78,583
Loans at fair value(1)	15,858,105	(58,841)	134,576	(413,104)	4,379,471	(1,681,884)	(4,656)	18,213,667
Servicing rights(2)	146,514	8,925	408	(990)	6,483	(15,677)	—	145,663
Residual investments(3)	42,960	(298)	—	(501)	—	(3,772)	—	38,389
IRLCs(4)	634	989	363	—	—	(634)	—	1,352
Student loan commitments(4)	75	189	—	—	—	(75)	—	189
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(15,565)	602	(1,203)	—	—	4,834	—	(11,332)
Net impact on earnings		$(48,434)

	Fair Value at							Fair Value at
	January 1, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2023
Assets
Personal loans	$8,610,434	$61,155	$40,329	$(50,013)	$6,692,339	$(2,602,886)	$(195)	$12,751,163
Student loans	4,877,177	31,893	111,923	(96,678)	920,740	(458,678)	(2,456)	5,383,921
Home loans(6)	69,463	(1,484)	22,915	(344,293)	332,910	(1,308)	380	78,583
Loans at fair value(1)	13,557,074	91,564	175,167	(490,984)	7,945,989	(3,062,872)	(2,271)	18,213,667
Servicing rights(2)	149,854	21,009	1,021	(1,125)	7,437	(32,533)	—	145,663
Residual investments(3)	46,238	806	—	(807)	—	(7,848)	—	38,389
Purchase price earn out(7)	54	9	—	—	—	(63)	—	—
IRLCs(4)	216	1,623	363	—	—	(850)	—	1,352
Student loan commitments(4)	(236)	264	—	—	—	161	—	189
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(17,048)	513	(1,203)	—	—	6,406	—	(11,332)
Net impact on earnings		$115,788
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included elective repurchases of $16.6 million during the six months ended June 30, 2024. There were no elective repurchases during the three months ended June 30, 2024 and 2023 periods. Purchase activity included securitization clean-up calls of $39.9 million during the six months ended June 30, 2023. There were no securitization clean-up calls during the three months ended June 30, 2023 and 2024 periods. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, and securitizations, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).
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
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. Purchases of IRLCs during the three and six months ended June 30, 2023 were associated with our acquisition of Wyndham. For year-to-date periods, amounts represent the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
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
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $17,390 and $58,214 during the three and six months ended June 30, 2024, respectively, and $2,741 and $(47,788) during the three and six months ended June 30, 2023, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	June 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	19.2% – 32.0%	26.1%	17.5% – 29.5%	23.2%
Annual default rate	4.6% – 58.4%	4.8%	4.5% – 50.4%	4.8%
Discount rate	5.7% – 8.1%	5.75%	5.5% – 8.1%	5.52%
Student loans
Conditional prepayment rate	8.6% – 12.7%	11.0%	8.4% – 12.6%	10.5%
Annual default rate	0.6% – 6.8%	0.6%	0.4% – 6.4%	0.6%
Discount rate	4.4% – 8.0%	4.44%	4.1% – 8.1%	4.27%
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	June 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.2% – 1.0%	0.2%	0.1% – 1.8%	0.2%
Conditional prepayment rate	16.2% – 40.1%	24.1%	17.9% – 35.5%	22.4%
Annual default rate	3.3% – 16.0%	4.1%	3.3% – 22.5%	4.7%
Discount rate	8.8% – 20.0%	8.8%	8.8% – 8.8%	8.8%
Student loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	8.7% – 15.3%	12.5%	10.9% – 15.3%	12.2%
Annual default rate	0.3% – 3.6%	0.9%	0.3% – 3.7%	0.6%
Discount rate	8.8% – 8.8%	8.8%	8.8% – 8.8%	8.8%
Home loans
Market servicing costs	0.1% – 0.3%	0.1%	0.1% – 0.2%	0.2%
Conditional prepayment rate	4.4% – 22.1%	9.2%	5.6% – 24.0%	8.1%
Annual default rate	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Discount rate	9.2% – 10.0%	9.3%	9.2% – 10.0%	9.3%
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	June 30, 2024	December 31, 2023
Market servicing costs
2.5 basis points increase	$(6,202)	$(6,176)
5.0 basis points increase	(12,455)	(12,351)
Conditional prepayment rate
10% increase	$(7,769)	$(5,189)
20% increase	(15,195)	(10,098)
Annual default rate
10% increase	$(606)	$(480)
20% increase	(1,258)	(921)
Discount rate
100 basis points increase	$(6,165)	$(4,674)
200 basis points increase	(11,998)	(9,054)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	June 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	12.7% – 35.7%	16.4%	12.2% – 28.3%	14.8%
Annual default rate	0.5% – 7.0%	1.5%	0.5% – 6.9%	1.4%
Discount rate	5.8% – 13.5%	8.7%	5.8% – 15.5%	8.7%
Residual interests classified as debt
Conditional prepayment rate	12.9% – 12.9%	12.9%	12.3% – 12.6%	12.4%
Annual default rate	0.9% – 0.9%	0.9%	0.7% – 0.7%	0.7%
Discount rate	10.3% – 10.3%	10.3%	10.0% – 10.3%	10.0%
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

	June 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	50.0% – 89.0%	85.6%	71.9% – 77.2%	76.3%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $27,707 as of June 30, 2024. See Note 11. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets
Cash and cash equivalents(1)	$2,334,589	$2,334,589	$—	$—	$2,334,589
Restricted cash and restricted cash equivalents(1)	397,043	397,043	—	—	397,043
Loans at amortized cost(2)	2,172,528	—	—	2,203,705	2,203,705
Other investments(3)	95,577	—	95,577	—	95,577
Total assets	$4,999,737	$2,731,632	$95,577	$2,203,705	$5,030,914
Liabilities
Deposits(4)	$22,996,963	$—	$22,996,269	$—	$22,996,269
Debt(5)	3,009,828	1,242,608	1,669,632	—	2,912,240
Total liabilities	$26,006,791	$1,242,608	$24,665,901	$—	$25,908,509
December 31, 2023
Assets
Cash and cash equivalents(1)	$3,085,020	$3,085,020	$—	$—	$3,085,020
Restricted cash and restricted cash equivalents(1)	530,558	530,558	—	—	530,558
Loans at amortized cost(2)	836,159	—	—	864,312	864,312
Other investments(3)	83,551	—	83,551	—	83,551
Total assets	$4,535,288	$3,615,578	$83,551	$864,312	$4,563,441
Liabilities
Deposits(4)	$18,620,663	$—	$18,612,822	$—	$18,612,822
Debt(5)	5,113,775	955,306	4,024,516	—	4,979,822
Total liabilities	$23,734,438	$955,306	$22,637,338	$—	$23,592,644
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
Nonrecurring Fair Value Measurements
Investments in equity securities of $23,125 and $22,920 as of June 30, 2024 and December 31, 2023, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $19,739 investment valued under the measurement alternative method during 2022 that was a former equity method investment.

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
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Technology and product development	$21,745	$24,391	$41,024	$42,619
Sales and marketing	5,372	7,353	10,334	13,940
Cost of operations	3,381	2,895	6,299	4,395
General and administrative	30,559	41,239	58,482	79,150
Total	$61,057	$75,878	$116,139	$140,104
Total compensation and benefits, inclusive of share-based compensation expense, was $221,773 and $430,019 for the three and six months ended June 30, 2024, respectively, and $226,248 and $442,663 for the three and six months ended June 30, 2023, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2024	17,896,732	$7.70	3.8
Exercised	(247,153)	2.56
Expired	(11,651)	6.00
Outstanding as of June 30, 2024	17,637,928	$7.77	3.3
Exercisable as of June 30, 2024	17,637,928	$7.77	3.3
As of June 30, 2024, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	64,879,496	$7.95
Granted	28,942,223	7.39
Vested(1)	(17,530,410)	8.19
Forfeited	(9,982,438)	8.25
Outstanding as of June 30, 2024	66,308,871	$7.59
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the six months ended June 30, 2024 was $143.6 million.
As of June 30, 2024, there was $466.7 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.2 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	16,240,181	$10.29
Granted	726,217	9.17
Forfeited	(2,639,301)	7.51
Outstanding as of June 30, 2024	14,327,097	$10.74
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
We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted:

Input	Six Months Ended June 30, 2024
Risk-free interest rate	4.5%
Expected volatility	73.0%
Fair value of common stock	$8.02
Dividend yield	—%
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of June 30, 2024, there was $9.7 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.3 years.

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
For the three and six months ended June 30, 2024, we recorded income tax (expense) benefit of $2,064 and $(4,119), respectively. For the three and six months ended June 30, 2023, we recorded income tax benefit of $1,780 and $3,417, respectively. Our income tax positions in both the 2024 and 2023 periods were impacted by income tax expenses associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax benefit position in the 2023 period was primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.
There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2024, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance (e.g., the results of recent operations and future forecasts). If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company decreases the deferred tax asset valuation allowance, which reduces the provision for income taxes. During the six months ended June 30, 2024, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized. We will continue to recognize a full valuation allowance until there is sufficient positive evidence to support its release.

Note 15. Commitments, Guarantees, Concentrations and Contingencies

Leases and Occupancy
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Operating Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2024 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for operating lease liabilities of $1,736 during the six months ended June 30, 2024.
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $7,931 and $15,689 during the three and six months ended June 30, 2024, respectively, and $7,773 and $14,980 during the three and six months ended June 30, 2023, respectively. Occupancy-related expenses are presented within the following categories of expenses

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).
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
As of June 30, 2024 and December 31, 2023, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $10.1 million and $5.9 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2024 and December 31, 2023, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $9.6 billion and $6.7 billion, respectively.
As of June 30, 2024 and December 31, 2023, we had a total of $6.4 million in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
letters of credit was collateralized by $1.3 million of our cash as of June 30, 2024 and December 31, 2023, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of June 30, 2024 and December 31, 2023, we had a total of $27.2 million in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of June 30, 2024, we funded $4.2 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $15.8 million of the total $20.0 million commitment outstanding.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of June 30, 2024 and December 31, 2023, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.

Note 16. Earnings (Loss) Per Share

Series 1 Redeemable Preferred Stock has preferential cumulative dividend rights. To calculate net income (loss) attributable to common stockholders for each period presented, we adjust the numerator for basic and diluted EPS for the impact of the contractual amount of dividends payable to holders of Series 1 Redeemable Preferred Stock and the impact of redemption activity, if applicable. In May 2024, the Company redeemed all Series 1 Redeemable Preferred Stock outstanding. See Note 10. Equity for additional information.
Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted EPS is computed by dividing net income (loss) attributable to common stockholders, as adjusted for activity related to convertible notes, net of tax, if dilutive and applicable, by the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive potential common shares. These potential common shares relate to (i) contingently issuable shares including PSU awards which require future service as a condition of delivery of the underlying common stock as determined using contingently issuable share guidance, (ii) outstanding RSUs, options, and warrants as determined using the treasury stock method, and (iii) shares issuable upon conversion of convertible notes as determined using the if-converted method. The adjustment for convertible notes reflects the conversion price at the end of the reporting period. We excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted EPS in the periods where their inclusion would have been anti-dilutive.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$17,404	$(47,549)	$105,447	$(81,971)
Less: Redeemable preferred stock dividends	(6,424)	(10,079)	(16,503)	(20,047)
Less: Redeemable preferred stock redemptions, net(1)	(3,026)	—	(3,026)	—
Net income (loss) attributable to common stockholders – basic	$7,954	$(57,628)	$85,918	$(102,018)
Plus: Dilutive effect of convertible notes, net(2)	—	—	(55,829)	—
Net income (loss) attributable to common stockholders – diluted(2)	$7,954	$(57,628)	$30,089	$(102,018)
Denominator:
Weighted average common stock outstanding – basic	1,058,591,943	936,569,420	1,020,604,718	932,926,222
Effect of dilutive securities:
Convertible notes	—	—	12,502,005	—
Unvested RSUs	5,290,301	—	7,521,370	—
Common stock options	1,289,113	—	1,775,020	—
Weighted average common stock outstanding – diluted	1,065,171,357	936,569,420	1,042,403,113	932,926,222
Earnings (loss) per share – basic	$0.01	$(0.06)	$0.08	$(0.11)
Earnings (loss) per share – diluted	$0.01	$(0.06)	$0.03	$(0.11)
________________________
(1)In May 2024, we redeemed all outstanding Series 1 Redeemable Preferred Stock. The premium of $3,026 for the excess of the amount paid upon redemption over the carrying value of redeemable preferred stock at the time of exercise is considered to be akin to a dividend, and as such is deducted from net income (loss) to determine the net income (loss) attributable to common stockholders. See Note 10. Equity for additional information.
(2)For the six months ended June 30, 2024, diluted earnings per share of $0.03 and diluted net income attributable to common stockholders of $30,089 exclude gain on extinguishment of debt, net of tax, associated with convertible note activity during the period, as evaluated under the if-converted method.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive. For the 2023 periods, all elements were excluded from our calculation of diluted EPS as there were no earnings attributable to common stockholders, and amounts reflect the number of instruments outstanding at the end of the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested RSUs(1)(2)	25,114,921	80,246,551	21,162,730	80,246,551
Common stock options(2)	9,573,060	18,451,142	8,569,858	18,451,142
Convertible notes(3)	22,841,631	53,538,000	22,841,631	53,538,000
Unvested PSUs	14,327,097	17,901,963	14,327,097	17,901,963
Contingent common stock(4)	45,859	61,145	45,859	61,145
Common stock warrants(5)	—	12,170,990	—	12,170,990
________________________
(1)As of June 30, 2024, includes DSUs granted to non-employee directors. See Note 13. Share-Based Compensation for additional information.
(2)Amounts reflect weighted average instruments outstanding for the 2024 periods.
(3)Represents the shares of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the date indicated. As of June 30, 2024, the 2026 convertible notes are potentially convertible into 22,841,631 shares of common stock, and there are no shares of common stock expected to be issued relating to the 2029 convertible notes, as there was no amount in excess of the expected cash redemption price which would require share settlement. See Note 9. Debt for additional information.
(4)Represents contingently returnable common stock in connection with the Technisys Merger, which consists of shares that continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi. These shares were issued in 2022 and partially released in 2023. See Note 2. Business Combinations for additional information.
(5)All remaining unexercised common stock warrants expired in May 2024. As of June 30, 2024, the Company has no outstanding common stock warrants.

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
Financial Services. The Financial Services segment primarily includes our SoFi Money product (primarily inclusive of checking and savings accounts, as well as cash management accounts), SoFi Invest product, SoFi Credit Card product, our Loan Platform Business, SoFi Relay personal finance management product and other financial services, such as content for other financial services institutions and our members. Checking and savings provides members a digital banking experience that offers no account fees, 2-day early paycheck and a competitive annual percentage yield. SoFi Money cash management provides members a digital cash management experience. SoFi Invest provides investment features and financial planning services that we offer to our members. Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework, interchange fees on our member debit and credit transactions, and fees related to pay for order flow and share lending arrangements in SoFi Invest. We also earn referral fees in connection with referral activity we facilitate through our platform.
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
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

Three Months Ended June 30, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$279,212	$555	$139,229	$418,996	$(6,412)	$412,584
Noninterest income (expense)(2)	61,493	94,883	36,903	193,279	(7,245)	186,034
Total net revenue (loss)	$340,705	$95,438	$176,132	$612,275	$(13,657)	$598,618
Servicing rights – change in valuation inputs or assumptions(3)	(1,654)	—	—	(1,654)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	1	—	—	1
Directly attributable expenses	(141,114)	(64,287)	(120,912)	(326,313)
Contribution profit	$197,938	$31,151	$55,220	$284,309

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Three Months Ended June 30, 2023	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$231,885	$—	$74,637	$306,522	$(15,396)	$291,126
Noninterest income (expense)(2)	99,556	87,623	23,415	210,594	(3,702)	206,892
Total net revenue (loss)	$331,441	$87,623	$98,052	$517,116	$(19,098)	$498,018
Servicing rights – change in valuation inputs or assumptions(3)	(8,601)	—	—	(8,601)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	(602)	—	—	(602)
Directly attributable expenses	(138,929)	(70,469)	(102,399)	(311,797)
Contribution profit (loss)	$183,309	$17,154	$(4,347)	$196,116

Six Months Ended June 30, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income	$545,748	$1,056	$258,942	$805,746	$9,556	$815,302
Noninterest income(2)	125,433	188,748	67,741	381,922	46,389	428,311
Total net revenue	$671,181	$189,804	$326,683	$1,187,668	$55,945	$1,243,613
Servicing rights – change in valuation inputs or assumptions(3)	(6,880)	—	—	(6,880)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	74	—	—	74
Directly attributable expenses	(258,718)	(127,911)	(234,289)	(620,918)
Contribution profit	$405,657	$61,893	$92,394	$559,944

Six Months Ended June 30, 2023	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$432,932	$—	$132,674	$565,606	$(38,470)	$527,136
Noninterest income (expense)(2)	235,590	165,510	46,479	447,579	(4,539)	443,040
Total net revenue (loss)	$668,522	$165,510	$179,153	$1,013,185	$(43,009)	$970,176
Servicing rights – change in valuation inputs or assumptions(3)	(20,685)	—	—	(20,685)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	(513)	—	—	(513)
Directly attributable expenses	(254,117)	(133,499)	(207,735)	(595,351)
Contribution profit (loss)	$393,207	$32,011	$(28,582)	$396,636
____________________
(1)Within the Technology Platform segment, intercompany fees were $8,295 and $15,296 for the three and six months ended June 30, 2024, respectively, and $4,954 and $8,695 for the three and six months ended June 30, 2023, respectively. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)Refer to Note 3. Revenue for a reconciliation of revenue from contracts with customers to total noninterest income (expense).
(3)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. These non-cash charges, which are recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income (loss), are unrealized during the period and, therefore, have no impact on our cash flows from operations. As such, these positive and negative changes are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations and our overall performance.
(4)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated securitization VIEs by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income (loss). These residual debt obligations are measured at fair value on a recurring basis, but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations.
The following table reconciles reportable segments total contribution profit to income (loss) before income taxes. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reportable segments total contribution profit	$284,309	$196,116	$559,944	$396,636
Corporate/Other total net income (loss)	(13,657)	(19,098)	55,945	(43,009)
Intercompany expenses	8,295	4,954	15,296	8,695
Servicing rights – change in valuation inputs or assumptions	1,654	8,601	6,880	20,685
Residual interests classified as debt – change in valuation inputs or assumptions	(1)	602	(74)	513
Expenses not allocated to segments:
Share-based compensation expense	(61,057)	(75,878)	(116,139)	(140,104)
Employee-related costs(1)	(67,786)	(55,605)	(130,170)	(117,419)
Depreciation and amortization expense	(49,623)	(50,130)	(98,162)	(95,451)
Other corporate and unallocated expenses(2)	(86,794)	(58,891)	(183,954)	(115,934)
Income (loss) before income taxes	$15,340	$(49,329)	$109,566	$(85,388)
__________________
(1)Includes compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, amortization of premiums on a credit default swap, corporate and FDIC insurance costs, foreign currency translation adjustments and transaction-related expenses.

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
In order to help achieve our mission, we offer personal loans, student loans, home loans and related servicing. We offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as our Loan Platform Business which helps a broader range of borrowers to find lending solutions. We offer products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. We have also made strategic acquisitions to further expand our platform capabilities for enterprises, which we believe will deepen our participation in the entire technology ecosystem powering digital financial services.
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
Our three reportable segments and their primary product offerings as of June 30, 2024 were as follows:
_________________
(1)Loan Platform Business, formerly referred to as lending as a service, includes referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, certain loans which we originate in order to subsequently sell to a third-party partner, and certain loans associated with our Lantern Credit financial services marketplace platform.

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
Personal Loans.   We originate personal loans to help our members with a variety of financial needs, such as debt consolidation, home improvement projects, family planning, travel and weddings, to name a few. We offer fixed rate loans with flexible repayment terms. We generally offer loan sizes of $5,000 to $100,000, subject to legal and/or licensing requirements, with terms generally ranging from 2 to 7 years. We regularly update the annual percentage rates offered on our personal loans.
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
Home Loans.   We offer agency, non-agency and certain government loans (e.g., VA and Federal Housing Administration loans) for members purchasing a home or refinancing an existing mortgage. During 2024, we began offering fixed rate home equity loans and HELOCs. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3% (or 0% for VA loans), a close on time guarantee, and educational tools and calculators. For one-unit properties, we generally offer loan sizes of $75,000 to $766,550 in conforming normal cost areas (with exceptions for smaller loan sizes considered on a case-by-case basis), up to $1,149,825 in conforming high cost areas (GSE-eligible loans above the normal conforming limit, which is determined by county). For multi-unit properties, we offer loan sizes up to $2,211,600. In addition, we offer loan sizes up to $3,000,000 for jumbo loans (loans in the jumbo loan program), up to $1,500,000 for VA loans, and up to $472,030 for Federal Housing Administration loans in most areas. Our fixed rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We offer adjustable rate mortgage products for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term, and for VA and Federal Housing Administration loans, with a fixed rate for 5 years followed by rate adjustments every year for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans.
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

SoFi Technologies, Inc.

Underwriting Process
We have developed an extensive underwriting process across each lending product that is focused on willingness to pay (measured by credit attributes and risk scores), ability to pay (measured through free cash flow), and stability (measured by credit experience). A key element of our underwriting process is the ability to facilitate risk-based interest rates that we believe are appropriate for each loan using proprietary risk models. We believe the outcome of this process helps us determine a more data-driven, risk-adjusted interest rate that we can offer our members. Further, our data and monitoring tools enable us to implement risk mitigation strategies quickly and efficiently, including underwriting standard adjustments to adapt our operations to changing environments and expectations.
Our personal loan and student loan underwriting models are typically based on credit reports, standard industry credit scores, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Our underwriting strategy utilizes an advanced risk model that provides refined risk separation. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt-to-income, and collateral eligibility established by GSEs. Government loans, such as VA and Federal Housing Administration loans, are subject to the underwriting requirements established by the appropriate government agency. In addition to these requirements, agency-conforming and government loans are subject to credit eligibility overlays imposed by SoFi as well as individual investor requirements. Other non-agency loans originated by us, such as jumbo loans, are subject to investor credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum limits on debt-to-income and caps on loan-to-value based on an accredited appraisal.
We also leverage our data to provide existing members a streamlined application process through automation. Across our loan products, existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products.
Technology Platform Segment
We provide technology platform services through a diversified suite of offerings which include an event and authorization platform accessed via application programming interfaces, a cloud-native digital and core banking platform and services related to both platforms. Our customers include financial and non-financial institutions in North America and Latin America. We earn technology product and solutions revenue through the use of the platforms, either on a per use basis, or from overall license and maintenance fee service arrangements related to those respective platforms. We also offer additional add-on technology solutions to support our clients and drive engagement, such as a conversational AI engine for customers of banks and financial institutions, and a real-time payment risk platform which employs AI and machine learning technology to enhance payment fraud mitigation strategies for financial customers. We continue to leverage investments made to integrate Galileo and Technisys and position the Technology Platform segment for diversified durable growth.
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

SoFi Technologies, Inc.

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
•Other Loan Platform Business: Includes referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, and certain loans which we originate in order to subsequently sell to third-party partners.
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

Business Highlights

We achieved a number of key financial achievements in the three and six months ended June 30, 2024, including total net revenue of $598.6 million and $1.2 billion, respectively, representing increases of 20% and 28% over total net revenue in the same periods of 2023, respectively, as well as our third consecutive quarter of net income, achieving $17.4 million in the second quarter of 2024. This compares to a loss of $47.5 million in the same prior year period. Diluted earnings per share for the three and six months ended June 30, 2024 was $0.01 and $0.03, respectively, compared to a loss per share of $0.06 and $0.11, respectively, in the same periods of 2023. Diluted EPS for the six month 2024 period did not include a benefit from the convertible debt exchange in the first quarter of 2024.
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 8.7 million as of June 30, 2024, a 41% increase from the prior year period, while total products reached nearly 12.8 million as of June 30, 2024, a 36% year over year increase.

SoFi Technologies, Inc.

Lending segment contribution profit of $197.9 million and $405.7 million for the three and six months ended June 30, 2024, respectively, at a margin of 58% and 60%, respectively, increased 8% and 3% over the respective 2023 periods, which had a contribution margin of 55% and 59%, respectively. Lending segment performance was driven by net interest income as a result of higher loan balances and yields. Average net interest margin of 5.83% and 5.87% in the three and six months ended June 30, 2024, respectively, an increase of 9 and 18 basis points, respectively, compared to 5.74% and 5.69% in the respective 2023 periods. Net interest margin expansion was driven by an increase in both average interest-earning assets and average yields, partially offset by an increase in the cost of interest-bearing liabilities. Origination volume increased 22% for both the three and six months ended June 30, 2024, primarily driven by continued strong demand for personal loans and home loans and stable growth in the student loan business, despite continued macroeconomic headwinds. Student loans saw some increasing demand in the third quarter of 2023 ahead of the resumption of principal and interest payments on federally-held student loans, and we expect that we may continue to see modest growth in student loan refinancing. Our acquisition of Wyndham in the second quarter of 2023 provided increased capacity and capabilities for our home loans product, which we expect to continue to provide benefits. This contributed to a notable year over year increase in home loans alongside further diversification and expansion of our home loan product offerings in 2024, while we expect overall home loans growth could be correlated with rate movements in 2024.
Technology Platform segment contribution profit of $31.2 million and $61.9 million for the three and six months ended June 30, 2024, respectively, increased 82% and 93% over the respective 2023 periods, and total net revenue of $95.4 million and $189.8 million for the three and six months ended June 30, 2024, respectively, increased 9% and 15% over the respective 2023 periods. Growth was driven by continued strong organic growth of existing clients and new product adoption, as well as notable contributions from increasingly diversified clients which have launched since the second half of 2023. Margin improvements were driven primarily by account growth, as we begin to realize the benefits of earlier investments made to support Technology Platform product development. We continue to make significant strides in our strategy of leveraging our unique product suite to pursue diversified growth and expansion via new products and geographies, in addition to larger, more durable revenue opportunities. We expect growth in segment revenue to continue to accelerate in 2024, as we are well positioned to capture opportunities from traditional financial institutions and nonfinancial categories.
Within Financial Services, contribution profit of $55.2 million and $92.4 million for the three and six months ended June 30, 2024, respectively, significantly improved compared to a contribution loss of $4.3 million and $28.6 million in the respective 2023 periods, and total net revenue of $176.1 million and $326.7 million for the three and six months ended June 30, 2024 increased 80% and 82% over the respective 2023 periods. We achieved continued strong growth in deposits, ending the period with $23.0 billion of deposits as of June 30, 2024, allowing us to maintain diversified sources of funding and driving an increase in net interest income earned on our deposits. Further, noninterest income increased primarily due to an increase in interchange fees related to credit card and debit card transactions, as well as growth in referrals from our Loan Platform Business. By continuously innovating with new and relevant offerings, features and rewards for members, we grew total Financial Services products by 39% year over year to 11.0 million at quarter-end. We continue to realize scale in our marketing spend and improvement in operating leverage in the segment. We expect to continue to scale our products through increased brand awareness and network effects, and continue to improve contribution profit in the segment.
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
During 2024, we continued to have strong deposit contribution from direct deposit members with a high quality median FICO score. We expect that our funding mix will continue to move towards deposit funding, which has a lower borrowing cost of funds than our warehouse and securitization financing model. We also continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing our benefits offering to our members. Our total capital ratio, as calculated under applicable regulatory capital rules, was 16.8% as of June 30, 2024.

Non-GAAP Financial Measures

Our management and Board of Directors use adjusted net revenue and adjusted EBITDA, which are non-GAAP financial measures, to evaluate our operating performance, formulate business plans, help better assess our overall liquidity position, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources.

SoFi Technologies, Inc.

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

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Total net revenue	$598,618	$498,018	$1,243,613	$970,176
Servicing rights – change in valuation inputs or assumptions(1)	(1,654)	(8,601)	(6,880)	(20,685)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	1	(602)	74	(513)
Gain on extinguishment of debt(3)	—	—	(59,194)	—
Adjusted net revenue	$596,965	$488,815	$1,177,613	$948,978
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

SoFi Technologies, Inc.

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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Total net revenue	$598,618	$644,995	$615,404	$537,209	$498,018
Servicing rights – change in valuation inputs or assumptions(1)	(1,654)	(5,226)	(6,595)	(7,420)	(8,601)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	1	73	10	928	(602)
Gain on extinguishment of debt(3)	—	(59,194)	(14,574)	—	—
Adjusted net revenue	$596,965	$580,648	$594,245	$530,717	$488,815
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue, the most directly comparable GAAP measure for the Lending segment:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Total net revenue – Lending	$340,705	$331,441	$671,181	$668,522
Servicing rights – change in valuation inputs or assumptions(1)	(1,654)	(8,601)	(6,880)	(20,685)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	1	(602)	74	(513)
Adjusted net revenue – Lending	$339,052	$322,238	$664,375	$647,324
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

SoFi Technologies, Inc.

Net Income (Loss) and Adjusted EBITDA
In Thousands
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss)	$17,404	$(47,549)	$105,447	$(81,971)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	12,725	9,167	23,436	17,167
Income tax expense (benefit)(2)	(2,064)	(1,780)	4,119	(3,417)
Depreciation and amortization(3)	49,623	50,130	98,162	95,451
Share-based expense	61,057	75,878	116,139	140,104
Restructuring charges(4)	—	—	—	4,953
Impairment expense(5)	—	—	—	1,243
Foreign currency impact of highly inflationary subsidiaries(6)	194	—	368	—
Transaction-related expense(7)	615	176	615	176
Servicing rights – change in valuation inputs or assumptions(8)	(1,654)	(8,601)	(6,880)	(20,685)
Residual interests classified as debt – change in valuation inputs or assumptions(9)	1	(602)	74	(513)
Gain on extinguishment of debt(10)	—	—	(59,194)	—
Total adjustments	120,497	124,368	176,839	234,479
Adjusted EBITDA	$137,901	$76,819	$282,286	$152,508
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and debt issuance costs on our convertible notes. Convertible note interest expense in the 2024 periods increased related to the issuance of interest-bearing convertible senior notes during the first quarter of 2024.
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
(3)Depreciation and amortization expense increased for the six months ended June 30, 2024 compared to the prior year period, primarily in connection with growth in our internally-developed software balance.
(4)Restructuring charges in the six-month 2023 period primarily included employee-related wages, benefits and severance associated with a reduction in headcount in our Technology Platform segment in the first quarter of 2023, which do not reflect expected future operating expenses and are not indicative of our core operating performance.

SoFi Technologies, Inc.

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
(7)Transaction-related expense in the 2023 and 2024 periods included financial advisory and professional services costs associated with our acquisition of Wyndham.
(8)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, these positive and negative changes in fair value attributable to assumption changes are adjusted out of net income (loss) to provide management and financial users with better visibility into the earnings available to finance our operations.
(9)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net income (loss) to provide management and financial users with better visibility into the earnings available to finance our operations.
(10)Reflects gain on extinguishment of debt. Gains and losses are recognized during the period of extinguishment for the difference between the net carrying amount of debt extinguished and the fair value of equity securities issued. These non-cash charges are not indicative of our core operating performance, and as such are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations and our overall performance.
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Net income (loss)	$17,404	$88,043	$47,913	$(266,684)	$(47,549)
Non-GAAP adjustments:
Interest expense – corporate borrowings	12,725	10,711	9,882	9,784	9,167
Income tax (benefit) expense	(2,064)	6,183	3,245	(244)	(1,780)
Depreciation and amortization	49,623	48,539	53,449	52,516	50,130
Share-based expense	61,057	55,082	69,107	62,005	75,878
Restructuring charges	—	—	7,796	—	—
Impairment expense	—	—	—	247,174	—
Foreign currency impact of highly inflationary subsidiaries	194	174	10,971	—	—
Transaction-related expense	615	—	—	(34)	176
Servicing rights – change in valuation inputs or assumptions	(1,654)	(5,226)	(6,595)	(7,420)	(8,601)
Residual interests classified as debt – change in valuation inputs or assumptions	1	73	10	928	(602)
Gain on extinguishment of debt	—	(59,194)	(14,574)	—	—
Total adjustments	120,497	56,342	133,291	364,709	124,368
Adjusted EBITDA	$137,901	$144,385	$181,204	$98,025	$76,819

SoFi Technologies, Inc.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	June 30, 2024	June 30, 2023	Variance	% Change
Members	8,774,236	6,240,091	2,534,145	41%
Total Products(1)	12,776,430	9,401,025	3,375,405	36%
Total Products — Lending segment	1,786,580	1,503,892	282,688	19%
Total Products — Financial Services segment(1)	10,989,850	7,897,133	3,092,717	39%
Total Accounts — Technology Platform segment	158,485,125	129,356,203	29,128,922	23%
___________________
(1) In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. As of June 30, 2023, SoFi Invest products included 435,076 digital assets accounts. Excluding these accounts (that were closed as part of the transfer of the crypto services), total products increased by 3,810,481, or 43%, and total financial services products increased by 3,527,793, or 47%, year over year.
See “Summary Results by Segment” for additional metrics we review at the segment level.
Members
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Our members have continuous access to our CFPs, our member events, our content, educational material, news, and our tools and calculators, which are provided at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Beginning in the first quarter of 2024, we aligned our methodology for calculating member and product metrics with our member and product definitions to include co-borrowers, co-signers, and joint- and co-account holders, as applicable. Quarterly amounts for prior periods were determined to be immaterial and were not recast.
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
Since our inception through June 30, 2024, we have served approximately 8.8 million members who have used approximately 12.8 million products on the SoFi platform.

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

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	June 30, 2024	June 30, 2023	Variance	% Change
Personal loans	1,222,230	985,396	236,834	24%
Student loans	532,279	491,499	40,780	8%
Home loans	32,071	26,997	5,074	19%
Total lending products	1,786,580	1,503,892	282,688	19%
Total financial services products were composed of the following:

Financial Services Products	June 30, 2024	June 30, 2023	Variance	% Change
Money(1)	4,298,642	2,693,148	1,605,494	60%
Invest(2)	2,332,045	2,315,777	16,268	1%
Credit Card	260,585	213,395	47,190	22%
Referred loans(3)	65,308	47,439	17,869	38%
Relay	3,933,706	2,553,158	1,380,548	54%
At Work	99,564	74,216	25,348	34%
Total financial services products(2)	10,989,850	7,897,133	3,092,717	39%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. As of June 30, 2023, SoFi Invest products included 435,076 digital assets accounts. Excluding these accounts (that were closed as part of the transfer of the crypto services), total Invest products increased by 451,344, or 24%, year over year, and total financial services products increased by 3,527,793, or 47%, year over year.
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

SoFi Technologies, Inc.

Technology Platform Accounts
In Millions

	June 30, 2024	June 30, 2023	Variance	% Change
Total accounts	158,485,125	129,356,203	29,128,922	23%

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
Industry Trends and General Economic Conditions
The Federal Reserve increased the benchmark interest rate several times in 2022 and 2023, largely in response to high inflation, low unemployment and strong consumer demand, while balancing macroeconomic risks, such as increased market volatility. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. Rate cuts are anticipated by the market over 2024 and 2025, but the timing of such cuts remains uncertain. High or rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. In addition to benchmark interest rate considerations, economic and market volatility may adversely impact our liquidity, results of operations and financial condition. In addition, if the Federal Reserve does not effectively curb inflation or interest rates further rise unexpectedly or too quickly or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations. Our increased personal loan annualized charge-off rate year over year was reflective of our expectation of credit metrics to revert over time to more normalized levels, but remains healthy, while our lower credit card annualized charge-off rate was reflective of improvement in credit card delinquency rates. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
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

SoFi Technologies, Inc.

The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
Weighted average coupon rate(1)	13.6%	13.8%	5.7%	5.6%
Weighted average annual default rate	4.8	4.8	0.6	0.6
Weighted average conditional prepayment rate	26.1	24.7	11.0	10.5
Weighted average discount rate	5.75	5.78	4.44	4.33
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the second quarter of 2024 relative to the first quarter of 2024, we observed the following trends:
•The weighted average conditional prepayment rates on personal loans and student loans increased by 145 bps and 48 bps, respectively. Increases reflect the impacts of observed increases in prepayments during the second quarter.
•The weighted average discount rates on personal loans and student loans decreased by 3 bps and increased by 11 bps, respectively. For personal loans, our discount rate assumptions decreased in the second quarter due to spreads tightening , partially offset by benchmark rates increasing by 3 bps. For student loans, our discount rate assumptions increased in the second quarter due to benchmark rates increasing by 6 bps, as well as spreads widening. Spread changes are indicated by asset-backed security and secondary bond markets.
•Annualized net charge-off rates on personal loans in the second quarter of 2024 were 3.8%, which remained lower than the assumed weighted average default rates in our fair value model of 4.8%. Personal loan charge-offs during the first and second quarters of 2024 were impacted by delinquent loan sales of $62.5 million and $69.4 million, respectively, of aggregate unpaid principal balance, a portion of which we expect to recover in future periods. Annualized net charge-off rates on student loans in the second quarter of 2024 of 0.6% were consistent with the assumed weighted average default rates in our fair value model. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due.
The combination of these and other factors resulted in fair value gains recognized on our personal and student loans portfolios, during the second quarter of 2024.
Student Loan Relief
In June 2023, Congress passed the Fiscal Responsibility Act of 2023 which, among other things, ended the suspension of principal and interest payments on federally-held student loans pursuant to the CARES Act passed in 2020, which became effective 60 days after June 30, 2023, and prohibits the Secretary of Education from implementing any extension of any executive action or rule pursuant to the CARES Act. Following the end of the federal student loan payment moratorium on August 30, 2023, President Biden indicated that, between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to pay their student loan bills to credit agencies. Additionally, President Biden has announced multiple relief measures for federal student loan borrowers, despite legal challenges at the Supreme Court to certain of President Biden’s student loan forgiveness proposals. For example, the Biden Administration announced on July 14, 2023 that $39 billion in federal student loan debt would be eliminated to remedy mistakes of loan servicers, and that other student loan holders will have their loans adjusted. In the fall and winter of 2023, the Biden Administration estimated that it would cancel more than $132 billion of student debt for more than three million borrowers and continue to pursue debt forgiveness strategies including through the Saving on a Valuable Education (“SAVE”) Plan which offers forgiveness after as few as 10 years of payments for borrowers who originally took out $12,000 or less for college. In February 2024, the Biden Administration announced that it will automatically discharge $1.2 billion in loans for nearly 153,000 eligible borrowers under the SAVE Plan. In March 2024 and July 2024, the Biden Administration announced the approval of a cumulative $7 billion in additional student loan debt relief for 112,700 borrowers made possible by the U.S. Department of Education’s Public Service Loan Forgiveness Program (“PSLF”). Recently, on April 17, 2024, the U.S. Department of Education issued a notice of proposed rulemaking to include targeted student loan debt forgiveness to certain borrowers, including provisions under the Higher Education Act of 1965, as amended, that would provide relief for eligible borrowers of runaway interest, forgiveness of outstanding debt related to loans which entered repayment at least 20 years ago, and additional provisions to facilitate relief related to income-driven repayment plans.

SoFi Technologies, Inc.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$412,584	$291,126	$121,458	42%	$815,302	$527,136	$288,166	55%
Total noninterest income	186,034	206,892	(20,858)	(10)%	428,311	443,040	(14,729)	(3)%
Total net revenue	598,618	498,018	100,600	20%	1,243,613	970,176	273,437	28%
Total noninterest expense	583,278	547,347	35,931	7%	1,134,047	1,055,564	78,483	7%
Income (loss) before income taxes	15,340	(49,329)	64,669	n/m	109,566	(85,388)	194,954	n/m
Income tax (expense) benefit	2,064	1,780	284	16%	(4,119)	3,417	(7,536)	n/m
Net income (loss)	$17,404	$(47,549)	$64,953	n/m	$105,447	$(81,971)	$187,418	n/m

SoFi Technologies, Inc.

Net Interest Income
The table below presents average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,809,405	$34,995	5.01%	$2,158,973	$24,127	4.48%
Investment securities	1,485,455	20,665	5.60	387,453	3,682	3.81
Loans	24,189,904	618,935	10.29	17,810,656	442,187	9.96
Total interest-earning assets	28,484,764	674,595	9.53	20,357,082	469,996	9.26
Total noninterest-earning assets	3,091,473			2,862,005
Total assets	$31,576,237			$23,219,087
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,227,602	$12,619	2.28%	$2,071,639	$12,922	2.50%
Savings deposits	17,515,485	191,033	4.39	7,292,617	73,114	4.02
Time deposits	2,248,868	28,163	5.04	1,708,576	20,493	4.81
Total interest-bearing deposits	21,991,955	231,815	4.24	11,072,832	106,529	3.86
Warehouse facilities	827,113	13,098	6.37	3,204,559	48,080	6.02
Securitization debt	219,327	1,828	3.35	908,381	10,770	4.76
Other debt(2)	1,824,742	15,270	3.37	1,642,953	13,491	3.29
Total debt	2,871,182	30,196	4.23	5,755,893	72,341	5.04
Residual interests classified as debt	3,169	—	—	13,015	—	—
Total interest-bearing liabilities	24,866,306	262,011	4.24	16,841,740	178,870	4.26
Total noninterest-bearing liabilities	707,439			786,175
Total liabilities	25,573,745			17,627,915
Total temporary equity	160,187			320,374
Total permanent equity	5,842,305			5,270,798
Total liabilities, temporary equity and permanent equity	$31,576,237			$23,219,087

Net interest income(3)		$412,584			$291,126
Net interest margin(4)			5.83%			5.74%
__________________
(1)Average balances were calculated on daily carrying balances.
(2)Interest expense on other debt primarily includes debt issuance and discount expense, as well as interest expense on the revolving credit facility and convertible senior notes.
(3)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(4)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

SoFi Technologies, Inc.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,955,354	$72,263	4.92%	$1,784,179	$32,609	3.69%
Investment securities	1,123,775	30,867	5.52	475,190	9,421	4.00
Loans	23,870,538	1,237,376	10.42	16,432,315	799,529	9.81
Total interest-earning assets	27,949,667	1,340,506	9.64	18,691,684	841,559	9.08
Total noninterest-earning assets	3,046,070			2,992,932
Total assets	$30,995,737			$21,684,616
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,160,572	$25,439	2.37%	$1,971,672	$25,774	2.64%
Savings deposits	16,130,130	352,056	4.39	6,388,356	121,274	3.83
Time deposits	2,611,862	65,771	5.06	1,425,530	32,597	4.61
Total interest-bearing deposits	20,902,564	443,266	4.26	9,785,558	179,645	3.70
Warehouse facilities	1,484,357	47,958	6.50	3,028,270	88,256	5.88
Securitization debt	276,576	5,486	3.99	879,521	21,196	4.86
Other debt(2)	1,789,076	28,494	3.20	1,644,173	25,185	3.09
Total debt	3,550,009	81,938	4.64	5,551,964	134,637	4.89
Residual interests classified as debt	4,080	—	—	14,529	141	1.96
Total interest-bearing liabilities	24,456,653	525,204	4.32	15,352,051	314,423	4.13
Total noninterest-bearing liabilities	712,981			745,701
Total liabilities	25,169,634			16,097,752
Total temporary equity	228,838			320,374
Total permanent equity	5,597,265			5,266,490
Total liabilities, temporary equity and permanent equity	$30,995,737			$21,684,616

Net interest income(3)		$815,302			$527,136
Net interest margin(4)			5.87%			5.69%
__________________
(1)Average balances were calculated on daily carrying balances.
(2)Interest expense on other debt primarily includes debt issuance and discount expense, as well as interest expense on the revolving credit facility and convertible senior notes.
(3)Net interest income is calculated as the excess of total interest income on interest-earning assets over total interest expense on interest-bearing liabilities.
(4)Net interest margin is calculated as net interest income divided by total average interest-earning assets.
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023, net interest income increased by $121.5 million, or 42%, and net interest margin increased by 9 basis points. Average interest-earning assets increased by 40%, and average yields increased by 27 basis points. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, net interest income increased by $288.2 million, or 55%, and net interest margin increased by 18 basis points. Average interest-earning assets increased by 50%, and average yields increased by 56 basis points. The increases were primarily driven by (i) higher interest income from personal loans and student loans, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods, (ii) interest-bearing deposits with banks, which reflected our strong liquidity position in a rising interest rate environment, (iii) higher interest income from investment securities primarily attributable to higher average balances, and (iv) lower interest expense on warehouse facilities and securitizations primarily attributable to lower average balances, which is reflective of our continued funding mix towards deposit funding, and partially offset by higher interest rates incurred on our facilities which is reflective of the higher interest rate environment year over year. These items were partially offset by higher interest expense on deposits attributable to a higher average balance and higher interest rates offered to our members.

SoFi Technologies, Inc.

Analysis of Changes in Net Interest Income
The following table presents period-over-period changes in net interest income and the extent to which the variances are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$8,053	$2,815	$10,868	$28,703	$10,951	$39,654
Investment securities	15,266	1,717	16,983	17,837	3,609	21,446
Loans	162,115	14,633	176,748	387,540	50,307	437,847
Total interest income	185,434	19,165	204,599	434,080	64,867	498,947
Interest expense:
Interest-bearing deposits	116,530	8,756	125,286	238,033	25,588	263,621
Debt	(30,481)	(11,664)	(42,145)	(45,882)	(6,817)	(52,699)
Residual interests classified as debt	—	—	—	—	(141)	(141)
Total interest expense	86,049	(2,908)	83,141	192,151	18,630	210,781
Net interest income	$99,385	$22,073	$121,458	$241,929	$46,237	$288,166
___________________
(1)We calculate the changes in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loan origination, sales, and securitizations	$54,872	$90,164	$(35,292)	(39)%	$111,872	$213,498	$(101,626)	(48)%
Servicing	6,659	9,052	(2,393)	(26)%	13,633	21,794	(8,161)	(37)%
Technology products and solutions	85,866	82,289	3,577	4%	171,538	155,090	16,448	11%
Other	38,637	25,387	13,250	52%	131,268	52,658	78,610	149%
Total noninterest income	$186,034	$206,892	$(20,858)	(10)%	$428,311	$443,040	$(14,729)	(3)%
Total net revenue	$598,618	$498,018	$100,600	20%	$1,243,613	$970,176	$273,437	28%
Three Months. Total noninterest income decreased by $20.9 million, or 10%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to: (i) higher loan write-offs in the 2024 period, primarily driven by longer loan holding periods and elevated charge off rates, and (ii) the net effect of lower gains in the 2024 period on student and personal loan interest rate swap positions due to smaller increases in interest rates during the 2024 period, lower fair value gains on personal loans in the 2024 period, which were primarily impacted by lower discount rate assumptions and higher prepayment rate assumptions, and fair value gains on student loans in the 2024 period compared to losses during the 2023 period, which were primarily impacted by higher student loan origination volume.
These decreases were partially offset by: (i) higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, and (ii) an increase in interchange and referrals revenue.
Six Months. Total noninterest income decreased by $14.7 million, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to: (i) higher loan write-offs in the 2024 period, primarily driven by longer loan holding periods and elevated charge off rates, and (ii) the net effect of fair value

SoFi Technologies, Inc.

losses on personal loans in the 2024 period compared to gains during the 2023 period, which were primarily impacted by higher prepayment and default rate assumptions as well as higher unpaid principal balance, lower fair value gains on student loans in the 2024 period, which were primarily impacted by higher prepayment rate assumptions and higher unpaid principal balance, and higher gains in the 2024 period on student loan, personal loan and risk retention interest rate swap positions primarily driven by larger increases in interest rates during the 2024 period and increased derivative instruments outstanding,
These decreases were partially offset by: (i) higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, (ii) gain on extinguishment of debt of $59.2 million during the 2024 period, (iii) growth in technology services fees driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as account growth, and (iv) an increase in interchange and referrals revenue.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Technology and product development	$132,167	$126,845	$5,322	4%	$263,087	$243,904	$19,183	8%
Sales and marketing	184,762	182,822	1,940	1%	352,128	357,976	(5,848)	(2)%
Cost of operations	109,703	93,885	15,818	17%	209,764	177,793	31,971	18%
General and administrative	145,006	131,180	13,826	11%	290,246	254,869	35,377	14%
Provision for credit losses	11,640	12,615	(975)	(8)%	18,822	21,022	(2,200)	(10)%
Total noninterest expense	$583,278	$547,347	$35,931	7%	$1,134,047	$1,055,564	$78,483	7%
Three Months. Total noninterest expense increased by $35.9 million, or 7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by: (i) increases in amortization of purchased and internally-developed software, and tools and subscriptions costs, reflective of continued investments in technology, (ii) increases in professional services costs, (iii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform, (iv) increases in direct member incentives, advertising and marketing expenditures, and (v) amortization of premiums on a credit default swap related to our student loans during the 2024 period. This increase was partially offset by decreased employee compensation and benefits, which was attributable to decreases in share-based compensation expense, partially offset by increases in headcount and salary related to support of our growth and impacts of the inflationary environment.
Six Months. Total noninterest expense increased by $78.5 million, or 7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by: (i) increases in amortization of purchased and internally-developed software, and tools and subscriptions costs, reflective of continued investments in technology, (ii) increases in professional services costs, (iii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform, and (iv) amortization of premiums on a credit default swap related to our student loans during the 2024 period. This increase was partially offset by decreased employee compensation and benefits, which was attributable to decreases in share-based compensation expense and restructuring charges during the first quarter of 2023, partially offset by increases in headcount and salary related to support of our growth and impacts of the inflationary environment.

SoFi Technologies, Inc.

Provision for Credit Losses
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	June 30, 2024	June 30, 2023
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$51,908	$41,227
Loans held for investment, at amortized cost(1)	2,217,458	383,668
Ratio(2)	2.34%	10.75%
__________________
(1)Loans outstanding balance excludes accrued interest.
(2)The decrease in the ratio was primarily attributable to senior secured loans, for which we did not recognize an allowance for credit losses as we determined that our expected exposure to credit losses was immaterial, partially offset by credit cards, which was primarily reflective of an increase in total balances and associated loss reserves.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	June 30, 2024		June 30, 2023
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$49,406	14%	$39,361	71%
Commercial and consumer banking	2,502	7%	1,866	29%
Senior secured loans(2)	—	79%	—	—%
Total	$51,908	100%	$41,227	100%
__________________
(1)Loans outstanding balances exclude accrued interest.
(2)For the periods presented, we did not recognize an allowance for credit losses on senior secured loans, as we determined that our expected exposure to credit losses was immaterial.
Analysis of Charge-offs
The following table presents information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$15,919,442	$151,834	3.84%	$11,896,106	$87,337	2.94%
Student loans	6,944,152	11,004	0.64%	5,497,411	5,704	0.42%
Home loans	68,461	—	—%	79,137	—	—%
Senior secured loans	839,159	—	—%	—	—	—%
Credit card	275,943	11,034	16.08%	228,171	10,328	18.16%
Commercial and consumer banking	142,747	11	0.03%	109,831	(3)	(0.01)%
Total loans	$24,189,904	$173,883	2.89%	$17,810,656	$103,366	2.33%

SoFi Technologies, Inc.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
($ in thousands)	Average Loans(1)	Net Charge-offs(2)	Ratio	Average Loans(1)	Net Charge-offs(2)	Ratio
Personal loans	$15,799,621	$286,221	3.64%	$10,745,911	$158,406	2.97%
Student loans	6,961,939	21,421	0.62%	5,285,245	10,000	0.38%
Home loans	59,021	—	—%	72,042	—	—%
Senior secured loans	645,173	—	—%	—	—	—%
Credit card	272,638	21,580	15.92%	222,736	20,586	18.64%
Commercial and consumer banking	132,146	29	0.04%	106,381	(3)	(0.01)%
Total loans	$23,870,538	$329,251	2.77%	$16,432,315	$188,989	2.32%
___________________
(1)Average balances were calculated on daily carrying balances.
(2)Net charge-offs include both credit- and certain non-credit-related charge-offs.
The provision for credit losses for the three and six months ended June 30, 2024 decreased by $1.0 million, or 8%, and $2.2 million, or 10%, respectively, compared to the same periods in 2023. The decreases during the three and six months ended June 30, 2024 were primarily related to improvement in credit card delinquency rates.
Income Taxes
For the three and six months ended June 30, 2024, we recorded income tax (expense) benefit of $2.1 million and $(4.1) million, respectively. For the three and six months ended June 30, 2023, we recorded income tax benefit of $1.8 million and $3.4 million, respectively. Our income tax positions in both the 2024 and 2023 periods were impacted by income tax expenses associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax benefit position in the 2023 period was primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys.
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

SoFi Technologies, Inc.

Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
Metric	2024	2023	Change	% Change	2024	2023	Change	% Change
Total products (number, as of period end)	1,786,580	1,503,892	282,688	19%	1,786,580	1,503,892	282,688	19%
Origination volume ($ in thousands, during period)
Personal loans	$4,192,114	$3,740,981	$451,133	12%	$7,470,996	$6,692,339	$778,657	12%
Student loans	736,518	395,367	341,151	86%	1,488,198	920,740	567,458	62%
Home loans	416,936	243,123	173,813	71%	753,084	332,910	420,174	126%
Total	$5,345,568	$4,379,471	$966,097	22%	$9,712,278	$7,945,989	$1,766,289	22%
Loans with a balance (number, as of period end)(1)	1,087,758	901,045	186,713	21%	1,087,758	901,045	186,713	21%
Average loan balance ($, as of period end)(1)
Personal loans	$24,649	$23,767	$882	4%	$24,649	$23,767	$882	4%
Student loans(2)	44,165	45,523	(1,358)	(3)%	44,165	45,523	(1,358)	(3)%
Home loans	283,726	277,077	6,649	2%	283,726	277,077	6,649	2%
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
Personal Loans. During the three and six months ended June 30, 2024, personal loan origination volume increased relative to the corresponding 2023 periods, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment during 2023 that has persisted into 2024.
Student Loans. During the three and six months ended June 30, 2024, student loan origination volume increased relative to the corresponding 2023 periods, as demand for student loan refinancing products increased after the resumption of principal and interest payments on federally-held student loans as borrowers looked to refinance at a lower rate or, given the high interest rate environment, to extend the loan term. Demand for student loan refinancing products during the prior year was affected by the unfavorable impact of the suspension of principal and interest payments on federally-held student loans through August 30, 2023 and the expectation of debt cancellation for certain federal student loan borrowers which was struck down by the U.S. Supreme Court in June 2023, combined with a continued rising interest rate environment in 2023.
Home Loans. During the three and six months ended June 30, 2024, home loan origination volume increased significantly relative to the corresponding 2023 periods. Our home loan origination volume increased notably beginning in the second quarter of 2023, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham. This was partially offset by rising interest rates through 2023, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase

SoFi Technologies, Inc.

originations historically represented a smaller percentage of our home loan originations, our mix has continued to shift toward more purchase originations, which we would expect to continue under similar macroeconomic conditions.
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
In the table below, we present additional information related to our lending products:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Overall weighted average origination FICO	750	748	750	749
Personal Loans
Weighted average origination FICO	747	745	747	746
Weighted average interest rate earned(1)	13.26%	12.89%	13.45%	12.80%
Interest income recognized	$500,352	$363,981	$1,004,831	$651,208
Sales of loans	$1,199,368	$50,013	$2,462,222	$50,013
Student Loans
Weighted average origination FICO	764	768	766	768
Weighted average interest rate earned(1)	5.62%	4.93%	5.64%	4.86%
Interest income recognized	$93,825	$65,769	$187,825	$124,429
Sales of loans	$—	$96,678	$294,187	$96,678
Home Loans
Weighted average origination FICO	754	756	754	757
Weighted average interest rate earned(1)	8.66%	6.02%	8.45%	5.41%
Interest income recognized	$1,453	$1,322	$2,462	$2,165
Sales of loans	$381,202	$266,413	$725,439	$344,293
__________________
(1)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the unpaid principal balances of loans outstanding during the period, which are impacted by loan holding periods as well as interest rates charged to borrowers. Weighted average interest rate earned was determined on a daily basis.

SoFi Technologies, Inc.

Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$279,212	$231,885	$47,327	20%	$545,748	$432,932	$112,816	26%
Noninterest income	61,493	99,556	(38,063)	(38)%	125,433	235,590	(110,157)	(47)%
Total net revenue	340,705	331,441	9,264	3%	671,181	668,522	2,659	—%
Servicing rights – change in valuation inputs or assumptions(1)	(1,654)	(8,601)	6,947	(81)%	(6,880)	(20,685)	13,805	(67)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	1	(602)	603	n/m	74	(513)	587	n/m
Directly attributable expenses	(141,114)	(138,929)	(2,185)	2%	(258,718)	(254,117)	(4,601)	2%
Contribution profit	$197,938	$183,309	$14,629	8%	$405,657	$393,207	$12,450	3%
Adjusted net revenue(3)	$339,052	$322,238	$16,814	5%	$664,375	$647,324	$17,051	3%
__________________
(1)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. These non-cash charges, which are recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income (loss), are unrealized during the period and, therefore, have no impact on our cash flows from operations. As such, these positive and negative changes are adjusted out of total net revenue to provide management and financial users with better visibility into the net revenue available to finance our operations and our overall performance.
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
Net interest income
Net interest income in our Lending segment increased by $47.3 million, or 20%, and by $112.8 million, or 26%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, which was primarily attributable to increases in average personal loan unpaid principal balances of $4.4 billion (42%) and $5.2 billion (55%), respectively, and in average student loan unpaid principal balances of $1.5 billion (30%) and $1.7 billion (34%), respectively, combined with a higher weighted average interest rate. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods. Interest expense associated with funding our lending activities increased by $128.3 million, or 64%, and $321.3 million, or 92%, for the three and six-month year over year periods, respectively, primarily due to higher average loan balances as well as the sharp increases in benchmark rates which are reflective of the higher interest rate environment during 2023.
Noninterest income
Noninterest income in our Lending segment decreased by $38.1 million, or 38%, and by $110.2 million, or 47%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, which was primarily driven by lower loan origination, sales, and securitizations income of $35.3 million and $101.6 million, respectively.

SoFi Technologies, Inc.

Loan Origination, Sales, and Securitizations
The following table presents the components of noninterest income—loan origination, sales, and securitizations:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$56,098	$47,312	$8,786	19%	$(15,942)	$269,663	$(285,605)	n/m
Economic derivative hedges of loan fair values	69,106	120,022	(50,916)	(42)%	275,027	87,686	187,341	214%
Other derivative instruments(2)	425	65	360	554%	2,996	2,263	733	32%
Loan origination fees	98,043	16,121	81,922	508%	171,785	17,183	154,602	900%
Loan write-off expense(3)	(162,833)	(93,041)	(69,792)	75%	(307,577)	(165,848)	(141,729)	85%
Loan repurchase (expense) benefit(4)	(3,182)	(153)	(3,029)	n/m	(4,447)	272	(4,719)	n/m
Other	(2,774)	(146)	(2,628)	n/m	(9,959)	2,298	(12,257)	n/m
Loan origination, sales, and securitizations noninterest income	$54,883	$90,180	$(35,297)	(39)%	$111,883	$213,517	$(101,634)	(48)%
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
(3)For the three months ended June 30, 2024 and 2023, includes gross write-offs of $187.5 million and $110.5 million, respectively. Total recoveries were $24.7 million and $17.5 million, respectively, of which $18.8 million and $11.4 million, respectively, were captured via loan sales to a third-party collection agency. For the six months ended June 30, 2024 and 2023, includes gross write-offs of $363.0 million and $197.2 million, respectively. Total recoveries were $55.5 million and $31.3 million, respectively, of which $43.8 million and $18.3 million, respectively, were captured via loan sales to a third-party collection agency.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information.
Three Months. The decrease in loan origination, sales, and securitizations income was primarily driven by: (i) higher personal loan write-offs in the 2024 period, primarily driven by longer loan holding periods and elevated charge off rates, (ii) lower gains in the 2024 period on student and personal loan interest rate swap positions due to smaller increases in interest rates during the 2024 period, and (iii) lower fair value gains on personal loans in the 2024 period, which were primarily impacted by higher prepayment rate assumptions as well as higher unpaid principal balance. These decreases were partially offset by (i) higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, and (ii) fair value gains on student loans in the 2024 period compared to losses during the 2023 period, which were primarily impacted by higher student loan origination volume.
Six Months. The decrease in loan origination, sales, and securitizations income was primarily driven by: (i) fair value losses on personal loans in the 2024 period compared to gains during the 2023 period, which were primarily impacted by higher prepayment and default rate assumptions as well as higher unpaid principal balance, and lower fair value gains on student loans in the 2024 period, which were primarily impacted by higher prepayment rate assumptions and higher unpaid principal balance, and (ii) higher personal loan write-offs in the 2024 period, primarily driven by longer loan holding periods and elevated charge off rates. These decreases were partially offset by: (i) higher gains in the 2024 period on student loan, personal loan and risk retention interest rate swap positions primarily driven by larger increases in interest rates during the 2024 period and increased derivative instruments outstanding, and (ii) higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate.
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

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Servicing income recognized
Personal loans	$20,726	$5,649	$15,077	267%	$32,545	$12,186	$20,359	167%
Student loans	6,075	6,301	(226)	(4)%	11,600	13,016	(1,416)	(11)%
Home loans	4,248	3,727	521	14%	8,328	7,331	997	14%
Servicing rights fair value change
Personal loans	$47,498	$(1,366)	$48,864	n/m	$101,600	$(7,945)	$109,545	n/m
Student loans	(4,889)	(1,298)	(3,591)	277%	(876)	2,550	(3,426)	n/m
Home loans	7,968	1,813	6,155	339%	10,136	1,204	8,932	742%
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Direct advertising	$55,826	$47,592	$8,234	17%	$100,595	$93,366	$7,229	8%
Compensation and benefits	30,625	30,420	205	1%	58,879	56,106	2,773	5%
Lead generation	32,194	33,453	(1,259)	(4)%	57,009	55,074	1,935	4%
Loan origination and servicing costs	12,181	13,019	(838)	(6)%	22,611	23,369	(758)	(3)%
Professional services	2,777	2,767	10	—%	5,155	4,960	195	4%
Intercompany technology platform expenses	436	212	224	106%	880	212	668	315
Other(1)	7,075	11,466	(4,391)	(38)%	13,589	21,030	(7,441)	(35)%
Directly attributable expenses	$141,114	$138,929	$2,185	2%	$258,718	$254,117	$4,601	2%
___________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third-party loan fraud (net of related insurance recoveries).
Lending segment directly attributable expenses for the three and six months ended June 30, 2024 increased by $2.2 million, or 2%, and $4.6 million, or 2%, respectively, compared to the same periods in 2023, primarily due to: (i) an increase in direct advertising primarily related to online and digital advertising, (ii) an increase in allocated compensation and related benefits, which reflected increases in average compensation in 2024, (iii) an increase in student loan lead generation channels, as well as a decrease in personal loan student loan lead generation channels during the three month period, and (iv) a decline in other expenses, primarily related to third-party loan fraud and tools and subscriptions.

SoFi Technologies, Inc.

Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. The following table summarizes our current whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personal loans
Fair value of consideration received:
Cash	$1,136,812	$51,473	$1,636,563	$51,473
Receivable	—	—	3,036	—
Servicing assets recognized	70,472	888	104,021	888
Repurchase liabilities recognized	(4,181)	(360)	(5,981)	(360)
Total consideration	1,203,103	52,001	1,737,639	52,001
Aggregate unpaid principal balance and accrued interest of loans sold	1,136,427	50,322	1,639,464	50,322
Realized gain	$66,676	$1,679	$98,175	$1,679
Sale execution(1)	106.2%	104.1%	106.4%	104.1%
Student loans
Fair value of consideration received:
Cash	$—	$98,624	$310,331	$98,624
Servicing assets recognized	—	2,792	8,249	2,792
Repurchase liabilities recognized	—	(16)	(46)	(16)
Total consideration	—	101,400	318,534	101,400
Aggregate unpaid principal balance and accrued interest of loans sold	—	99,916	303,578	99,916
Realized gain	$—	$1,484	$14,956	$1,484
Sale execution(1)	—%	101.5%	104.9%	101.5%
Home loans
Fair value of consideration received:
Cash	$385,030	$267,052	$729,708	$344,871
Servicing assets recognized	3,390	2,803	6,222	3,757
Repurchase liabilities recognized	(634)	(751)	(1,139)	(847)
Total consideration	387,786	269,104	734,791	347,781
Aggregate unpaid principal balance and accrued interest of loans sold	381,299	266,634	725,557	344,610
Realized gain	$6,487	$2,470	$9,234	$3,171
Sale execution(1)	101.9%	101.2%	101.4%	101.2%
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

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales during the three and six months ended June 30, 2024. There were no delinquent whole loan sales during the three and six months ended June 30, 2023.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Personal loans
Fair value of consideration received:
Cash	$5,549	$10,549
Servicing assets recognized	4,884	8,284
Repurchase liabilities recognized	(28)	(53)
Total consideration	10,405	18,780
Aggregate unpaid principal balance and accrued interest of loans sold(1)	73,450	139,861
Realized loss	$(63,045)	$(121,081)
Sale execution(2)	14.2%	13.5%
_____________________
(1) During the three and six months ended June 30, 2024, includes $69.4 million and $131.9 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the three and six months ended June 30, 2024, $47.1 million and $90.3 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the three and six months ended June 30, 2024, and otherwise would have been charged off as of June 30, 2024 consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
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
Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2024 vs 2023
	June 30, 2024	June 30, 2023	Change	% Change
Total accounts	158,485,125	129,356,203	29,128,922	23%
See “Key Business Metrics” for further discussion of this measure as it relates to our Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$555	$—	$555	n/m	$1,056	$—	$1,056	n/m
Noninterest income	94,883	87,623	7,260	8%	188,748	165,510	23,238	14%
Total net revenue	95,438	87,623	7,815	9%	189,804	165,510	24,294	15%
Directly attributable expenses	(64,287)	(70,469)	6,182	(9)%	(127,911)	(133,499)	5,588	(4)%
Contribution profit	$31,151	$17,154	$13,997	82%	$61,893	$32,011	$29,882	93%
Net interest income
Net interest income in our Technology Platform segment of $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively, relates to interest income earned on segment cash balances, which we began recording within the Technology Platform segment in the third quarter of 2023. Prior period amounts were determined to be immaterial, and presented within Corporate/Other.

SoFi Technologies, Inc.

Noninterest income
Noninterest income in our Technology Platform segment increased by $7.3 million, or 8%, and $23.2 million, or 14%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase was primarily attributable to growth in technology services fees driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as account growth. Noninterest income also included $8.3 million and $15.3 million of intercompany revenue for the three and six months ended June 30, 2024, respectively, compared to $5.0 million and $8.7 million for the three and six months ended June 30, 2023, respectively. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2024 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Compensation and benefits	$35,389	$39,342	$(3,953)	(10)%	$71,687	$78,046	$(6,359)	(8)%
Product fulfillment	14,929	12,325	2,604	21%	28,576	22,548	6,028	27%
Tools and subscriptions	6,247	7,333	(1,086)	(15)%	12,982	13,846	(864)	(6)%
Professional services	3,226	3,243	(17)	(1)%	5,922	7,177	(1,255)	(17)%
Other(1)	4,496	8,226	(3,730)	(45)%	8,744	11,882	(3,138)	(26)%
Directly attributable expenses	$64,287	$70,469	$(6,182)	(9)%	$127,911	$133,499	$(5,588)	(4)%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing, data center costs and accounts receivable write offs.
Technology Platform segment directly attributable expenses decreased by $6.2 million, or 9%, and $5.6 million, or 4%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to a decrease in compensation and benefits expense, which reflected a decrease in average headcount year over year, and partially offset by an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform.
Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

			2024 vs. 2023
	June 30, 2024	June 30, 2023	Change	% Change
Total products	10,989,850	7,897,133	3,092,717	39%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” for a further discussion of this measure as it relates to our Financial Services segment.

SoFi Technologies, Inc.

Financial Services Segment Results of Operations
The following table presents the measure of contribution profit (loss) for the Financial Services segment:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$139,229	$74,637	$64,592	87%	$258,942	$132,674	$126,268	95%
Noninterest income	36,903	23,415	13,488	58%	67,741	46,479	21,262	46%
Total net revenue	176,132	98,052	78,080	80%	326,683	179,153	147,530	82%
Directly attributable expenses	(120,912)	(102,399)	(18,513)	18%	(234,289)	(207,735)	(26,554)	13%
Contribution profit (loss)	$55,220	$(4,347)	$59,567	n/m	$92,394	$(28,582)	$120,976	n/m
Net interest income
Net interest income in our Financial Services segment increased by $64.6 million, or 87%, and $126.3 million, or 95%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, which was primarily attributable to net interest income earned on our deposits, which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members. This net increase corresponds with the growth of deposits at SoFi Bank, as well as the impact of higher interest rates offered to members.
Noninterest income
Noninterest income in our Financial Services segment increased by $13.5 million, or 58%, and $21.3 million, or 46%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to an increase in interchange fees, which coincided with increased credit card and debit card transactions, as well as growth in referral fulfillment activity, as we continue to drive volume to our partners.
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution profit (loss) were as follows:

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Compensation and benefits	$32,309	$30,692	$1,617	5%	$64,814	$61,167	$3,647	6%
Member incentives	22,285	11,862	10,423	88%	41,669	23,317	18,352	79%
Product fulfillment	17,221	11,261	5,960	53%	33,797	21,870	11,927	55%
Provision for credit losses	11,634	12,615	(981)	(8)%	18,799	21,022	(2,223)	(11)%
Direct advertising	6,190	15,566	(9,376)	(60)%	15,187	28,641	(13,454)	(47)%
Lead generation	7,452	6,427	1,025	16%	13,871	23,480	(9,609)	(41)%
Intercompany technology platform expenses	5,533	2,641	2,892	110%	10,484	4,738	5,746	121%
Professional services	4,489	2,533	1,956	77%	9,266	4,140	5,126	124%
Other(1)	13,799	8,802	4,997	57%	26,402	19,360	7,042	36%
Directly attributable expenses	$120,912	$102,399	$18,513	18%	$234,289	$207,735	$26,554	13%
___________________
(1)Other expenses primarily include operational product losses, third-party fraud expense, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Financial Services directly attributable expenses increased by $18.5 million, or 18%, and $26.6 million, or 13%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to: (i) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product, (ii) an increase in product fulfillment costs, which included debit card

SoFi Technologies, Inc.

fulfillment services, primarily related to our SoFi Money product, (iii) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2024 period, as well as (iv) net decreases in direct advertising and lead generation costs driven by efficient partnerships as we continue to drive expansion of our SoFi Money product.
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

	Three Months Ended June 30,		2024 vs 2023		Six Months Ended June 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income (expense)	$(6,412)	$(15,396)	$8,984	(58)%	$9,556	$(38,470)	$48,026	n/m
Noninterest income (loss)	(7,245)	(3,702)	(3,543)	96%	46,389	(4,539)	50,928	n/m
Total net income (loss)	$(13,657)	$(19,098)	$5,441	(28)%	$55,945	$(43,009)	$98,954	n/m
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Reportable segments directly attributable expenses	$(326,313)	$(311,797)	$(620,918)	$(595,351)
Intercompany expenses	8,295	4,954	15,296	8,695
Expenses not allocated to segments:
Share-based compensation expense	(61,057)	(75,878)	(116,139)	(140,104)
Employee-related costs(1)	(67,786)	(55,605)	(130,170)	(117,419)
Depreciation and amortization expense	(49,623)	(50,130)	(98,162)	(95,451)
Other corporate and unallocated expenses(2)	(86,794)	(58,891)	(183,954)	(115,934)
Total noninterest expense	$(583,278)	$(547,347)	$(1,134,047)	$(1,055,564)
___________________
(1)Includes compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
(2)Represents corporate overhead costs that are not allocated to reportable segments, which primarily includes corporate marketing and advertising costs, tools and subscription costs, professional services costs, amortization of premiums on a credit default swap, corporate and FDIC insurance costs, foreign currency translation adjustments and transaction-related expenses.

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

SoFi Technologies, Inc.

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
The following table summarizes our total liquidity reserves:

	June 30, 2024
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$2,334,589	n/a	$2,334,589
Investments in AFS debt securities(1)	1,078,456	n/a	1,078,456
Warehouse facilities(2)	7,580,000	1,146,323	6,433,677
Revolving credit facility(3)	645,000	499,100	145,900
FHLB advances(4)	377,702	27,200	350,502
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$12,065,747	$1,672,623	$10,393,124
___________________
(1)Excludes investments in AFS debt securities which are pledged as collateral to the FHLB.
(2)Includes personal loan, student loan and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of June 30, 2024, warehouse facility maturity dates ranged from November 2024 through October 2027. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)As of June 30, 2024, the amount utilized under the revolving credit facility includes $13.1 million utilized to secure letters of credit. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of June 30, 2024, we had $365.8 million of investments in AFS debt securities and $52.0 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $377.7 million, of which $27.2 million was utilized to secure letters of credit.
(5)Borrowing capacity with correspondent banks is unsecured.
We believe our existing liquidity will be sufficient to meet our existing working capital and capital expenditure needs as well as our planned growth for at least the next 12 months.
Sources of Funding
Our primary funding sources include SoFi Bank deposits, warehouse funding, common equity capital, convertible debt, corporate revolving credit facility, securitizations, and other financings.
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of June 30, 2024 and December 31, 2023, time deposit balances due in less than one year totaled $1.7 billion and $2.6 billion, respectively. As of June 30, 2024 and December 31, 2023, the amount of uninsured deposits totaled $465.5 million and $348.1 million, respectively. As of June 30, 2024, approximately 98% of our total deposits were insured.
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
As of June 30, 2024, we had debt obligations and common stock outstanding.
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

SoFi Technologies, Inc.

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
Covenants
We have various affirmative and negative financial covenants, as well as non-financial covenants, related to our warehouse debt and revolving credit facility. Additionally, we have compliance requirements associated with our convertible notes, and certain provisions of the arrangement could change in the event of a “Make-Whole Fundamental Change”, as defined in the indenture governing such convertible notes.
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
We were in compliance with all covenants as of June 30, 2024.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of June 30, 2024, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of June 30, 2024, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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

SoFi Technologies, Inc.

The risk- and leverage-based capital ratios and amounts are presented below:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$3,649,976	17.0%	$3,331,616	17.3%	7.0%	6.5%
Tier 1 risk-based capital	3,649,976	17.0	3,331,616	17.3	8.5	8.0
Total risk-based capital	3,701,585	17.2	3,386,105	17.6	10.5	10.0
Tier 1 leverage	3,649,976	14.0	3,331,616	15.0	4.0	5.0
Risk-weighted assets	21,517,216		19,244,841
Quarterly adjusted average assets	26,130,750		22,273,285
SoFi Technologies
CET1 risk-based capital	$4,045,783	16.6%	$3,439,969	15.0%	7.0%	n/a
Tier 1 risk-based capital	4,045,783	16.6	3,439,969	15.0	8.5	n/a
Total risk-based capital	4,097,392	16.8	3,494,458	15.3	10.5	n/a
Tier 1 leverage	4,045,783	13.6	3,439,969	12.8	4.0	n/a
Risk-weighted assets	24,423,088		22,883,185
Quarterly adjusted average assets	29,719,043		26,782,318
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of June 30, 2024 and December 31, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since June 30, 2024 that management believes would change the categorization.
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
Factors Affecting Liquidity
We are currently dependent on the success of our lending business. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new deposits and grow existing deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, the condition of the banking sector (such as bank failures or exposure to credit, market, operational, legal and reputational risks), competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance

SoFi Technologies, Inc.

coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the second quarter of 2024.
There is no guarantee that we will be able to execute on our strategy as it relates to the timing and pricing of securitization-related transfers. Therefore, we may hold securitization interests for longer than planned or be forced to liquidate at suboptimal prices. Securitization transfers are also negatively impacted during recessionary periods, wherein purchasers may be more risk averse.
Further, future uncertainties around the demand for our personal loans, home loans and around the student loan refinance market in general, including as a result of worsening macroeconomic conditions or market disruptions, should be considered when assessing our future liquidity and solvency prospects. In the future, our loan origination volume and our resulting loan balances, and any positive cash flows thereof, could also be lower based on strategic decisions to tighten our credit standards.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of June 30, 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$253,877	$(4,292,679)
Net cash used in investing activities	(3,456,101)	(307,826)
Net cash provided by financing activities	2,318,593	6,255,232
Cash Flows from Operating Activities
For the six months ended June 30, 2024, net cash provided by operating activities of $253.9 million stemmed from net income of $105.4 million, a favorable change in our operating assets net of operating liabilities of $32.5 million, and a positive adjustment for non-cash items of $116.0 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $8.2 billion during the period and also purchased loans

SoFi Technologies, Inc.

of $19.1 million. These cash uses were partially offset by principal payments on loans of $4.7 billion and proceeds from loan sales of $3.4 billion.
For the six months ended June 30, 2023, net cash used in operating activities of $4.3 billion stemmed from a net loss of $82.0 million and an unfavorable change in our operating assets net of operating liabilities of $4.5 billion, partially offset by a positive adjustment for non-cash items of $259.5 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $7.9 billion during the period and also purchased loans of $175.2 million. These cash uses were partially offset by principal payments on loans of $3.1 billion and proceeds from loan sales of $491.0 million
Cash Flows from Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities of $3.5 billion was primarily attributable to $2.6 billion related to loan activities. Changes in loans held for investment was primarily a result of loan originations during the period of $3.0 billion, partially offset by principal payments on loans of $300.8 million and proceeds from loan sales of $122.7 million, as well as net outflows related to credit cards of $25.1 million. Other cash uses included net purchases of $837.6 million related to our investments in AFS debt securities, $68.7 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and $13.8 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $22.7 million from our securitization investments.
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
Cash Flows from Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities of $2.3 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $4.3 billion and proceeds from the issuance of our 2029 convertible notes of $845.3 million. This was partially offset by our net change in debt facilities of $2.1 billion related to our warehouses, and debt repayments of $297.2 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. In addition, we had an outflow of $323.4 million related to the redemption of our Series 1 preferred stock.
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
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of June 30, 2024 compared to December 31, 2023 were principally attributed to the following:
•a decrease of $883.9 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in loans held for investment of $1.8 billion, primarily related to senior secured loans and longer loan holding periods on student loans;
•an increase in loans held for sale of $496.8 million, which was primarily related to personal loan originations;
•an increase in investments in AFS debt securities portfolio of $849.0 million. Our portfolio primarily consists of U.S. Treasury and agency mortgage-backed securities of high credit quality, utilized in our ongoing asset-liability management activities;
•an increase in deposits of $4.4 billion, which was primarily related to increased savings deposits from members; and
•a decrease of $2.1 billion in gross warehouse and risk retention facility debt as we continue to use our consumer deposit growth to replace higher cost of funding sources.

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
Based on this assessment, while management does not believe that the goodwill in any of the reporting units is impaired as of June 30, 2024, management has determined that it is more likely than not that the fair values of the Galileo and

SoFi Technologies, Inc.

Technisys reporting units within the Technology Platform segment, with goodwill of $1.34 billion, are not substantially in excess of their carrying amounts.
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
The following table summarizes the potential effect on net interest income and fair value of interest rate sensitive financial assets and liabilities recorded on our consolidated balance sheet as of June 30, 2024, based upon a sensitivity analysis performed by management assuming a hypothetical, immediate and parallel increase and decrease in market interest rates of 100 basis points. The net interest income sensitivities are applied to our 12 month forecast, which incorporates market expectations of interest rates, contractual cash flows, repricing characteristics, and our projected business activity, including deposit forecasts as a key assumption. Our consolidated balance sheet is liability sensitive, given liabilities reprice faster than assets, resulting in higher net interest income in decreasing interest rate scenarios. The fair value sensitivities are applied only to

SoFi Technologies, Inc.

interest rate sensitive financial assets that existed at the balance sheet date, which included loans, securitization investments, servicing rights and investments in AFS debt securities as of June 30, 2024.

	Impact if Interest Rates:
($ in thousands)	Increase 100 Basis Points	Decrease 100 Basis Points
Fair value	$(467,361)	$492,364
Net interest income (expense)	(44,718)	65,385
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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of June 30, 2024 based on upon a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of June 30, 2024. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(110,022)	$110,022
Carrying value	(5,191)	5,191
Income (loss) before income taxes	(115,213)	115,213
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the six months ended June 30, 2024. As of June 30, 2024, gross derivative asset and liability positions subject to master netting arrangements were $13.3 million and $0.1 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our

SoFi Technologies, Inc.

funding needs. As of June 30, 2024, we had total borrowing capacity under loan warehouse facilities of $7.6 billion, of which $1.1 billion was utilized. Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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
Operational Risk
Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, cybersecurity or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. We rely on third-party computer systems and third-party providers to support and carry out certain functions on our platform, which are themselves susceptible to operational risk or which may rely on subcontractors to provide services to us that face similar risks. Any interruption in services or deterioration in the quality of the service or performance of such third-party systems or providers could be disruptive to our business and adversely affect our results of operations and the perception of the reliability of our networks and services and the quality of our brand. In addition, we may be subjected to member complaints, fines, subpoenas, civil investigative demands, litigation, disputes, regulatory investigations and other similar actions. We strive to manage operational risk, including operational risk associated with our reliance on third-party systems, through contractual provisions, our system design, and a robust third-party risk management process, which includes establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. With respect to cybersecurity risk, which can also translate to financial and reputational risk, our technology and cybersecurity teams rely on a layered system of preventive and detective technologies, controls, and policies to detect, mitigate, and contain cybersecurity threats. In addition, our cybersecurity team, and the third-party consultants they engage, regularly assess our cybersecurity risks and mitigation efforts. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Business, Financial and Operational Risks
•our ability to successfully identify and address the risks and uncertainties we face, particularly with respect to certain rapidly evolving industries;
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
Risks Related to Market and Interest Rates
•cost and availability of funding in the capital markets and fluctuations in interest rates could impact our ability to operate our business;
•higher than expected payment rates of loans our returns as the holder of the residual interests in securitization trusts;

SoFi Technologies, Inc.

•decreased demand for certain lending products in the face of high interest rates, such as student loans and home loans, could negatively impact our results of operations;
•an inability to maintain a competitive annual percentage yield on deposits could cause members to transfer checking and savings account balances to our competitors;
Risks Related to Strategic and New Products
•potential and past acquisitions that require significant attention could disrupt our business and adversely affect our financials;
•we may fail to innovate or respond to evolving technological or other changes;
•we may experience an increase in fraudulent activity, particularly in connection with our personal loans product, credit card and SoFi Money;
•we are subject to increased business, economic and regulatory risks from continued expansion abroad, given our brokerage and investment advisory activity, or related to services provided by our technology platform;
Credit Market Related Risks
•we could be adversely impacted by worsening economic conditions, including general economic uncertainty, elevated and fluctuating inflation and interest rates, market volatility, the cyclical nature of our industry, and our ability to maintain expected levels of liquidity;
•our inability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•the discharge of qualified student loans in bankruptcy in certain circumstances;
•the failure of our third-party service providers to perform various functions related to the origination and servicing of loans;
•financial issues or liquidity issues experienced by our technology platform clients could result in termination of, or inability to pay for, their services;
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

SoFi Technologies, Inc.

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
We operate in rapidly evolving industries which may make it difficult to successfully identify risks to our business and evaluate our future prospects. In addition, in recent years, we have rapidly expanded our operations to include or expand, among other things, deposit accounts, credit cards, investment services, technology solutions, home loan originations, small business financing solutions, loan platform business solutions, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham, a fintech mortgage lender, which expanded our home loan business.
In addition to the events above, we face numerous challenges to our success, including our ability to:
•increase or maintain the number, volume and types of, and add new features to, the loans we extend to our members as the market for loans evolves and as we face new and increasing competitive threats;

SoFi Technologies, Inc.

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
•adequately respond to macroeconomic and other exogenous challenges, including continued government efforts to curb inflation, which may impact the overall economy and affect demand for our products and services, market volatility, particularly in the financial services industry, changes in consumer confidence, consumer discretionary spending and loan delinquency rates, pandemics or other health-related crises, escalating conflict in the Middle East, and the ongoing war in Ukraine, and the upcoming presidential election in the United States;
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
We have a history of net losses prior to the fourth quarter of 2023. We may incur net losses in the future, and such losses may fluctuate significantly from quarter to quarter. We will need to continue to generate and sustain significant revenues for our business generally, and achieve greater scale and generate greater operating cash flows from our Financial Services segment, in particular, in future periods, as well as successfully navigate the macroeconomic environment, in order to maintain or increase our level of profitability. We intend to continue to invest in sales and marketing, technology, and products and services in order to enhance our brand, our brand recognition and our value proposition to our members, prospective members and clients in our technology platform business, and these additional costs will create further challenges to maintaining or increasing near-term profitability. Our general and administrative expenses have in the past and may in the future increase to meet the increased compliance and other requirements associated with operating as a public company and a bank holding company, operating a bank, and evolving regulatory requirements. See “Regulatory, Tax and Other Legal Risks—As a bank holding company, we are subject to extensive supervision and regulation, and changes in laws and regulations applicable to bank holding companies could limit or restrict our activities and could have a material adverse effect on our operations”.
We are continuously refining our revenue and business model, which is premised on creating a virtuous cycle for our members to engage with more products across our platform, a strategy we refer to as the Financial Services Productivity Loop, and, with respect to our Technology Platform segment, adoption by clients of additional platform as a service offerings. There is no assurance that our revenue and business model, or any changes to our revenue and business model to better position us with respect to our competitors, will be successful. Our efforts to continue to grow our business may be more costly than we expect, and we may not be able to maintain or increase our revenue sufficiently to offset our higher operating expenses. We may incur future losses and we may be unable to maintain profitability, for a number of reasons, including the risks described in this Quarterly Report on Form 10-Q, unforeseen expenses, difficulties, complications and delays, differences between our assumptions and estimates and results, the effects of macroeconomic conditions and other unknown events.
We have experienced rapid growth in recent years, including through the addition of new products and lines of business and entry into new geographies, which may place significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting resources.
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, as well as operating a bank and as a bank holding company, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, changing technologies, evolving fraud, privacy and information security landscape, and regulatory developments, both domestically and internationally, relating to our existing and projected business activities. Our future growth will depend on, among other things, our ability to maintain an operating platform and management system able to address such growth, our ability to grow and optimize deposit balances, and our ongoing ability to demonstrate to our regulators that our risk management and compliance practices are growing and evolving in a commensurate fashion, all of which has required, and we expect will continue to require, us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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
•our ability to further monetize our member base, including through the use of additional products by our existing members;
•our ability to acquire members at a lower cost; and
•our ability to increase the overall value to us of each of our members while they remain on our platform (which we refer to as a member’s lifetime value).

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Although we continue to hold loans on-balance sheet for longer periods, when we sell our personal loans, student loans and home loans, we sell to a concentrated number of whole loan purchasers. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors, prevailing interest rates and a change in business plan, liquidity or strategy by the purchaser. If any of these purchasers significantly reduces the dollar amount of the loans it purchases from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may require us to reduce originations or hold additional loans on balance sheet and may reduce our flexibility in making financing decisions. In addition, the loss of one or more significant purchasers of our loans could increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans we hold on balance sheet. This may have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.
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
Our third-party service providers are susceptible to operational, technological and security vulnerabilities, including security breaches and outages, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks.
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

SoFi Technologies, Inc.

by our third-party service providers or their subcontractors, coupled with our possible inability to make alternative arrangements in a smooth, cost-effective and timely manner, could have adverse effects on our business, financial condition and results of operations.
Certain aspects of the services we provide also rely and depend upon the ability of third parties with whom we do not contract directly to perform specified tasks or execute certain functions. For example, our customers access trading venues like securities exchanges through third parties like clearing brokers. If a trading venue experiences a system error and/or a failure of controls, subsequent trades may be impacted, such as trading executed at anomalous pricing. Similarly, if a trading venue experiences an outage, our customer’s ability to place trades or our ability to effect transactions in securities on behalf of customers via our broker-dealer may be impacted. As a result of these impacts, we might experience customer complaints, loss of revenue or other financial loss, or we may have to respond to regulatory inquiries related to such outages.
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
The conditional conversion feature of our convertible notes, if triggered, may adversely affect our financial condition.
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

SoFi Technologies, Inc.

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
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation and hyperinflation, supply chain disruptions, changes in consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, changes in legislation, regulations or policy, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, escalating conflict in the Middle East and the ongoing war in Ukraine, terrorism or other geopolitical events, including the upcoming presidential election in the United States, which may affect our results of operations. For example, although we do not have operations in the locations impacted by these conflicts, the ongoing war in these locations has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels. We are not able to predict with any certainty the ultimate impact that any of these events, as well as any other future events, may have on our business.
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

SoFi Technologies, Inc.

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
Changes to existing laws, regulations and policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, cybersecurity and privacy, digital assets, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our technology platform clients, our counterparties and our earnings and operations. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union (the “EU”)) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions, such as a further escalation in conflict in the Middle East, could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of duties and tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
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
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We have the option of pursuing a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by interest rates that are higher than those in the recent past combined with longer periods during which we have held, and may continue to hold, loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet, and by utilizing our loan platform business to originate and sell loans, in certain instances on a fixed fee basis. However, bank deposits and corporate cash have not historically been our primary source of funding and can be impacted by a number of factors, and our loan platform business is new and does not have a significant performance history. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, public perceptions of the financial services industry, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by rising inflation, uncertainty in the financial services sector, escalating conflict in the Middle East and the ongoing war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.

SoFi Technologies, Inc.

Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
There is particular uncertainty about the prospects for continued growth in the U.S. economy. A number of factors influence the potential economic uncertainty, including, but not limited to, changing U.S. consumer spending patterns, elevated and fluctuating inflation and interest rates, reduced consumer discretionary spending, and weakening wage growth and employment levels. For example, the Federal Reserve increased interest rates throughout 2022 and 2023, and we are unable to predict whether it will continue to raise rates further, or whether it will reduce rates, as it has signaled it may do. Increased interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of elevated prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in an elevated interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. Although demand for refinanced student loans has increased following the expiration of the moratorium on federal student loan payments at the end of August 2023, it has not yet returned to pre-COVID levels. We have also focused on personal loan originations to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and we have recently seen an increase in the amount of personal loans that we originate which may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
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
Falling, low or fluctuating interest rates, which we have experienced in the past and may experience again in the future, may have a negative impact on the demand for our checking and savings product. Checking and savings provides members a digital banking experience that offers a variable annual percentage yield, which is at our discretion. If we are not able to offer competitive interest rates on deposit accounts, demand for our checking and savings product may decrease, which may impact our ability to access deposits as a more cost-effective source of funding for our loans. Although we have been in an elevated interest rate environment in recent years, there is no guarantee that it will remain so or that the interest rate we offer on deposit accounts will remain competitive and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects. For example, the Federal Reserve has recently signaled that it may lower interest rates after holding rates steady throughout 2024.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
We expect that checking and savings, a deposit account product, will continue to provide us with an important source of deposits to use for cost-effective funding of loan originations and other activities. However, revenue growth for checking and savings is dependent on increasing the volume of members who open an account and on growing balances in those accounts. Although our checking and savings account product has grown since its introduction in the first quarter of 2022, there is no guarantee that account openings and the amount on deposit in those accounts will continue to grow. In addition, although we have invested in a number of initiatives to attract new checking and savings account holders and capture a greater share of our members’ savings, including offering a competitive annual percentage yield on deposits and offering SoFi Plus membership benefits to deposit holders, there can be no assurance that these investments to acquire and retain members, provide differentiated features and services and spur usage of our deposit account product will be effective or cost effective. There are also no assurances that we will be able to maintain a competitive annual percentage yield on deposits, and members can easily transfer checking and savings account balances to our competitors. Further, developing our service offerings and marketing the checking and savings product in additional customer acquisition channels could have higher costs than anticipated or be less effective than anticipated, and could adversely impact our results or dilute our brand. Finally, our checking and savings product faces competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits, which may impact the success of the product. In the event we are unable to sufficiently grow the checking and savings product, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans, either of which could have a negative impact on our business, operating results and financial condition. See “Market and Interest Rate Risks — Fluctuations in interest rates could negatively affect the demand for our checking and savings product”.
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
In addition, revenue growth for SoFi Credit Card is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. Over time we will continue to invest in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. Revenue growth for SoFi Credit Card may be adversely affected by new restrictions on credit card fees finalized by the CFPB in March 2024. Although originally scheduled to become effective in May 2024, the rule remains subject to challenge in the 5th U.S. Circuit Court of Appeals following a stay order from that court. If the rule ultimately becomes effective as written, it could, if we modify our terms in response to changes made by issuers impacted by the rule, adversely affect revenue. While we have generally seen increases in revenue from SoFi Credit Card, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our card will continue to be effective, and developing our service offerings and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand.
Furthermore, the success of the SoFi Credit Card product depends on our ability to execute on our funding strategy for the resulting credit card receivables. We may establish a credit card receivable securitization program in the future. There is no guarantee, however, that we will be successful in establishing a securitization program for these assets. In the event we are

SoFi Technologies, Inc.

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
Furthermore, guidance from regulators of SoFi Bank can subject its non-bank affiliates to increased governance. For example, the OCC’s guidance on retail non-deposit investment products or RNDIPs applies to RNDIP arrangements that SoFi Bank may have with an affiliate, including SoFi Securities. This guidance, which was further updated in June 2024, requires that banks implement effective oversight and monitoring of relevant RNDIP arrangements to ensure that, among other things, sales transactions and recommendations to retail investors comply with SEC regulations. Such oversight and monitoring may increase costs for SoFi Securities and SoFi Bank and could have a material adverse effect on our business, financial condition and results of operations, and any failure by SoFi Bank to effectively oversee and monitor such arrangements could result in harm to members and financial and reputational harm to us.
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

SoFi Technologies, Inc.

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
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of June 30, 2024 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that we will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
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

SoFi Technologies, Inc.

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
In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, despite legal challenges at the Supreme Court to some of the Biden Administration’s prior student loan forgiveness measures, the Biden Administration continues to pursue options for providing relief to student borrowers, announcing additional relief throughout 2023 and 2024, including that it would cancel more than $132 billion of student debt for more than three million borrowers and continue to pursue debt forgiveness strategies including through the SAVE Plan which offers forgiveness after as few as 10 years of payments for borrowers who originally took out $12,000 or less for college, and approval of $7 billion in additional student loan debt relief for 112,700 borrowers made possible under the U.S. Department of Education’s PSLF. In addition, in April 2024, the U.S. Department of Education issued a notice of proposed rulemaking to include targeted student loan debt forgiveness to certain borrowers, including provisions under the Higher Education Act of 1965, as amended, that would provide relief for eligible borrowers of runaway interest, forgiveness of outstanding debt related to loans which entered repayment at least 20 years ago, and additional provisions to facilitate relief related to income-driven repayment plans.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that regulate certain such communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of some of these federal laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Further, in late 2023 and early 2024, the FCC introduced various new TCPA requirements relating to, among other things, lead generation, prior express written consent to marketing calls made with certain telephony technology and processing opt-outs and do not call requests. These new requirements will come into effect later this year or in January 2025. In addition to federal laws, many states also have mini-TCPA and other similar consumer protection laws regulating certain telemarketing directed to their residents. Collectively, these federal and state laws limit our ability to communicate with consumers through calls and text messages and reduce the effectiveness of our marketing programs. As

SoFi Technologies, Inc.

currently construed, the TCPA and several state mini-TCPA laws do not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of these laws.
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
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, the SEC proposed Regulation Best Execution, along with other proposals related to equity market structure, in December 2022. If adopted as proposed, Regulation Best Execution and other recent proposals would substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). The SEC compliance date for T+1 was in May 2024 and this change has and will continue to require technological, operational, and compliance adjustments across the industry that are and will likely continue to be time consuming and costly for all market participants. In March 2023, the SEC proposed multiple rules related to privacy and cybersecurity. The SEC’s proposed Rule 10 relating to cybersecurity for market entities (including broker-dealers) would impose additional requirements related to incident reporting, the establishment and periodic review of policies and procedures designed to address cybersecurity risks, and disclosure about cybersecurity risks and significant incidents. The SEC also

SoFi Technologies, Inc.

reopened the comment period for the Investment Management Cybersecurity Release which proposed new rules that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to address cybersecurity risks, disclose information about cybersecurity risks and incidents, report information confidentially to the SEC about certain cybersecurity incidents, and maintain related records. In July 2023, the SEC proposed new rules and amendments to address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisers (“firms”) in investor interactions. If adopted, the proposed rules would require broker-dealers and investment advisers to evaluate and determine whether their use of certain technologies in investor interactions such as analytical, technological or computational functions, algorithms, models, correlation matrices or similar methods or processes that direct or optimize for investment related behavior, involves a conflict of interest that results in the broker-dealer or investment adviser’s interests being placed ahead of investors’ interests. Depending on the outcome of any final rule, our ability to use these technologies to generate business activity and revenue may be limited. On October 13, 2023, the SEC adopted rules relating to providing additional disclosures in the securities lending market. These rules require any covered person that loans a reportable security on behalf of itself or another person to report certain material terms of those loans and related information to FINRA by the end of the day on which the loan is effected. FINRA in turn will make certain information it receives publicly available by the next business day. These regulations could make securities lending more costly, leading to less overall lending activity and a decrease in revenue. On February 22, 2024, the SEC adopted amendments to Rule 605 under Exchange Act that requires disclosures for order executions in national market system (“NMS”) stocks. The amendments modify the type of information required to be disclosed under Rule 605 and expand the scope of reporting entities subject to Rule 605 to include broker-dealers who introduce or carry 100,000 or more customer accounts. Complying with Rule 605 is a new requirement for us. In addition, the Rule itself has been modified to include new definitions, new and modified categories of order types, and new statistical measures of execution quality and other metrics. In May 2024, the SEC adopted amendments to Regulation S-P (“Reg S-P”). The finalized amendments to Reg S-P are designed to address the expanded use of technology and corresponding risks that have emerged since Reg S-P's original adoption and modernize and improve the protection of consumer financial information by certain financial institutions, also known as "covered institutions" (including broker-dealers and investment advisers). As adopted, amended Reg S-P (i) requires covered institutions to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information; (ii) requires that the response program include procedures for covered institutions to provide timely notification to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization; and (iii) broadens the scope of information covered by Regulation S-P's requirements. See also “Lawmakers, regulators and other public officials have signaled an increased focus on new or additional laws or regulations that could impact our broker-dealer business and require us to make significant changes to our business model and practices, and could result in significant costs to our business or loss of current revenue streams”. Compliance with each of these rules, when applicable and if required, would impose additional costs on our business. To the extent such proposals affect the equity market structure more broadly, our ability to generate revenue may be impaired. There is also the risk that, despite our best efforts, the SEC or FINRA does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame. In addition, non-compliance with any adopted requirements would likely result in enforcement action by the SEC or FINRA.
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

SoFi Technologies, Inc.

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
Our subsidiary, SoFi Securities, is an affiliated SEC-registered broker-dealer and FINRA member. The securities industry is highly regulated, including under federal, state and other applicable laws, rules and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, application of fiduciary standards, best execution and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which SoFi Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct examinations of SoFi Securities, and may also conduct administrative proceedings. Additionally, material expansions of the business in which SoFi Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future. Furthermore, SoFi Securities is subject to increased governance in its role as an affiliate of a national bank under guidance from the OCC regarding retail non-deposit investment products or RNDIPs. OCC guidance, which was further updated in June 2024, requires that banks implement effective oversight and monitoring of relevant RNDIP arrangements to ensure that, among other things, sales transactions and recommendations to retail investors comply with SEC regulations. Such oversight and monitoring may increase costs for SoFi Securities and SoFi Bank and could have a material adverse effect on our business, financial condition and results of operations, and any failure by SoFi Bank to effectively oversee and monitor such arrangements could result in harm to members and financial and reputational harm to us.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, cybersecurity or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. We believe operational risk is one of the most prevalent forms of risk in our risk profile. We strive to manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.
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
We typically release earnings guidance in our quarterly and annual earnings conference calls and quarterly and annual earnings releases, and may, from time to time, announce guidance otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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

Information Technology and Data Risks

Cyberattacks and other security breaches and compromises could have an adverse effect on our business, harm our reputation and expose us to liability and adversely affect our ability to collect payments and maintain accurate accounts. Efforts to prevent and respond to these attacks and breaches are costly.
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members, prospective members, technology platform clients and the customers of our technology platform clients. We also have arrangements in place with certain third-party service providers that require us to share consumer information.
We likely will not be able to anticipate or prevent all security breaches or compromises even if we have implemented the required preventive measures, in which case there would be an increased risk of fraud or identity theft, and we have in the past and may in the future experience losses on, or delays in the collection of amounts owed. Although we devote significant resources and management focus to work to ensure the integrity of our systems through information/cybersecurity and business continuity programs, our facilities and systems, and those of third-party service providers, have been and will likely continue to be targeted by external or internal threats, security breaches, acts of vandalism, including other intentional acts by employees or third-party service providers that we are unable to predict and protect against or that compromise our security systems, computer viruses, misplaced or lost data, programming or human errors, and other similar events. In addition, the digital nature of our platform may make it lucrative for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.
We and third-party service providers have experienced such attempts in the past and expect to continue to experience them in the future. Security breaches or compromises could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite the required investment in security controls. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with escalating conflict in the Middle East and the ongoing war in Ukraine, and the upcoming presidential election in the United States. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will continue to be the case in the future.
Cybersecurity risks in the financial services industry have increased, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security breaches and compromises involving the theft of non-public and confidential information, hackers have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security breaches and compromises, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but there are no assurances that these mechanisms will be effective and early detection efforts may be thwarted by sophisticated attacks and

SoFi Technologies, Inc.

malware designed to avoid detection. Despite our investments in detection strategy and a 24/7/365 security operations center, we also may fail to detect the existence of a security breach related to the information of our members.
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
•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of recessions, interest rates, inflation, consumer confidence and spending, public perception of the financial services industry, availability of loans and liquidity in the capital markets, local and national elections, corruption, political instability and acts of war or terrorism, including escalating conflict in the Middle East and the ongoing war in Ukraine, and the upcoming presidential election in the United States.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 23, 2024, Jeremy Rishel, our Chief Technology Officer, adopted a trading arrangement during an open trading window for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Rishel’s Rule 10b5-1 Trading Plan, which has a term ending on August 29, 2025, provides for the sale of up to 1,087,005 shares of common stock pursuant to one or more market or limit orders.
During the three months ended June 30, 2024, no other Company director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
We adopted the SoFi Technologies, Inc. Executive Severance Plan (the “Severance Plan”) on August 5, 2024 which provides severance protection to our Chief Executive Officer, Chief Financial Officer and, to the extent designated by the

SoFi Technologies, Inc.

Board, direct reports of the Chief Executive Officer that are either (i) an executive vice president in charge of a group of business units, (ii) a division or function chief executive, or (iii) an officer performing a policy making function (the “Covered Executives”). The benefits provided in the Severance Plan will generally replace any severance benefits for which such Covered Executives may be eligible under their pre-existing employment or other arrangements (“pre-existing arrangements”), provided that if such pre-existing arrangements provide for benefits that are greater than the provisions of the Severance Plan, such pre-existing arrangements shall, without duplication, continue to apply.
The Severance Plan provides that upon a termination for any reason other than for “cause,” the Covered Executive will be entitled to receive, (a) twelve months’ continued base salary, (b) twelve months of the employer contribution for COBRA, and (c) a prorated annual bonus, the total amount of which is determined in the Board’s sole discretion based on actual performance; provided that the amounts set forth in (a) and (b) will cease if the Covered Executive commences new employment.
If such termination occurs upon a sale event or during the twelve-month period thereafter, (i) the amounts set forth in (a) and (b) above will increase to 18 months; (ii) the amount set forth in (a) will be paid in a lump sum; (iii) in lieu of a prorated annual bonus, the Covered Executive will receive 150% of the target bonus for the year of termination regardless of performance; and (iv) all time-based equity awards will accelerate vesting.
All such severance benefits are subject to the Covered Executive’s execution of a release and their continued compliance with any applicable restrictive covenants, as well as the additional terms of the Severance Plan.
The foregoing is meant as a summary only and is fully qualified by the terms of the Severance Plan, a copy of which is attached hereto as Exhibit 10.1.
Item 6. Exhibits

Exhibit No.	Description

10.1*†	SoFi Technologies, Inc. Executive Severance Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.
(Registrant)

Date:	August 6, 2024	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer