Form 10-Q
period 2024-09-30
SoFi Technologies, Inc.
filed 2024-11-07
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 31, 2024 was 1,085,146,875 shares.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	GAAP: U.S. Generally Accepted Accounting Principles
AFS: Available-for-sale	GLBA: Gramm-Leach-Bliley Act
ALCO: Asset Liability Committee	Golden Pacific: Golden Pacific Bancorp, Inc.
AWS: Amazon Web Services	GSE: Government-Sponsored Enterprise
AOCI: Accumulated other comprehensive income (loss)	HELOC: Home Equity Line of Credit
ASU: Accounting Standards Update	HFI: Held for investment
ATDS: Automatic telephone dialing systems	HFS: Held for sale
BHCA: Bank Holding Company Act of 1956, as amended	HMDA: Home Mortgage Disclosure Act
bps: Basis points	IRLC: Interest rate lock commitment
BSA: Bank Secrecy Act	IRR: Interest rate risk
CALM: Capital and Asset Liability Management policy	IRS: Internal Revenue Service
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	LIBOR: London Inter-Bank Offered Rate
CCPA: California Consumer Privacy Act	MLA: Military Lending Act
CD: Community Development	MOHELA: Missouri Higher Education Loan Authority
CET1: Common Equity Tier 1	MSB: Money services business
CFP: Certified financial planners	MSRB: Municipal Securities Rulemaking Board
CFPA: Consumer Financial Protection Act	NACHA: National Automated Clearinghouse Association
CFPB: Consumer Financial Protection Bureau	Nasdaq: The Nasdaq Global Select Market
CFTC: Commodity Futures Trading Commission	NII: Net Interest Income
CISO: Chief Information Security Officer	OCC: Office of the Comptroller of the Currency
CODM: Chief Operating Decision Maker	OFAC: Office of Foreign Assets Control
CPA: Colorado Privacy Act	PCD: Purchased credit deteriorated
CPPA: California Privacy Protection Act	PFOF: Payment for order flow
CPRA: California Privacy Rights Act	PSU: Performance stock units
CRA: Community Reinvestment Act	QIA: Qatar Investment Authority
DACA: Deferred Access for Childhood Arrival	RESPA: Real Estate Settlement Procedures Act
DCF: Discounted cash flow	ROU: Right-of-use
DE&I: Diversity, Equity and Inclusion	RSU: Restricted stock units
DEP: Digital engagement practices	SCH: Social Capital Hedosophia Holdings Corp. V
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	SCRA: Servicemembers’ Civil Relief Act
Protection Act of 2010	SEC: U.S. Securities and Exchange Commission
DSU: Deferred stock units	SPAC: Special purpose acquisition company
EBRC: Enterprise Broad Risk Committee	Social Finance: Social Finance, LLC (formerly Social Finance, Inc.)
EC: European Commission	SoFi Bank: SoFi Bank, National Association
ECOA: Equal Credit Opportunity Act	SoFi Capital Advisors: SoFi Capital Advisors, LLC
EFTA: Electronic Fund Transfer Act	SoFi Securities: SoFi Securities LLC
EPS: Earnings (loss) per share of common stock	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
ESG: Environmental, social and corporate governance	Park in Inglewood, California
ESIGN: Electronic Signatures in Global and National Commerce Act	SoFi Wealth: SoFi Wealth LLC
ETF: Exchange-Traded Funds	SOFR: Secured Overnight Financing Rate
EVE: Economic value of equity	SPE: Special purpose entity
FCA: Financial Conduct Authority	SRO: Self-regulatory organizations
FCRA: Fair Credit Reporting Act	TBA: To-be-announced security
FDCPA: Fair Debt Collection Practices Act	TCJA: Tax Cuts and Jobs Act
FDIA: Federal Deposit Insurance Act	TCPA: Federal Telephone Consumer Protection Act
FDIC: Federal Deposit Insurance Corporation	Technisys: Technisys S.A., a Luxembourg société anonyme
Federal Reserve: Board of Governors of the Federal Reserve System	TDR: Troubled debt restructuring
FHA: Fair Housing Act	TILA: Truth in Lending Act
FHFA: Federal Housing Finance Agency	UDAAP: Unfair, deceptive or abusive acts or practices
FHLB: Federal Home Loan Bank	UETA: Uniform Electronic Transactions Act
FinCEN: Financial Crimes Enforcement Network	URG: Underrepresented Group
FINRA: Financial Industry Regulatory Authority	VA: United Stated Department of Veterans Affairs
FRB: Federal Reserve Bank of San Francisco	VIE: Variable interest entity
FTC: Federal Trade Commission	Wyndham: Wyndham Capital Mortgage
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations; anticipated trends and prospects in the industries in which our business operates; new products, services and related strategies; anticipated actions by governmental authorities; and macroeconomic conditions. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “aim”, “allow”, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “if”, “intend”, “likely”, “may”, “might”, “opportunity”, “plan”, “possible”, “possibility”, “potential”, “predict”, “project”, “should”, “strive”, “will”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements are subject to risks, uncertainties, and other factors described in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC and include, among other things:
•our ability to maintain profitability in the future;
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
•our ability to manage our growth effectively and execute our strategy with respect to the development and expansion of our business;
•our ability to continue to originate and sell loans to third parties, and the impact of the performance of loans held on our balance sheet;
•our ability to access sources of capital on favorable terms, if at all, including debt financing, deposits and other sources of capital to finance operations and growth;
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as elevated and fluctuating interest rates, inflationary pressures, counterparty risk, changing customer demand and employment rates, capital markets volatility, instability in the financial services industry, a potential U.S.

SoFi Technologies, Inc.

government shutdown, uncertainty stemming from changes to the U.S. presidential administration, the possibility of a recession, and domestic or international conflicts or disputes;
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
•our ability to realize the anticipated benefits of any acquisitions we undertake;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,354,965	$3,085,020
Restricted cash and restricted cash equivalents	614,794	530,558
Investment securities (includes available-for-sale securities of $1,478,066 and $595,187 at fair value with associated amortized cost of $1,468,146 and $596,757, as of September 30, 2024 and December 31, 2023, respectively)	1,554,285	701,935
Loans held for sale, at fair value	17,324,514	15,396,771
Loans held for investment, at fair value	7,876,667	6,725,484
Loans held for investment, at amortized cost (less allowance for credit losses of $48,419 and $54,695, as of September 30, 2024 and December 31, 2023, respectively)	1,417,262	836,159
Servicing rights	296,127	180,469
Property, equipment and software	266,226	216,908
Goodwill	1,393,505	1,393,505
Intangible assets	314,959	364,048
Operating lease right-of-use assets	84,149	89,635
Other assets (less allowance for credit losses of $2,651 and $1,837, as of September 30, 2024 and December 31, 2023, respectively)	882,723	554,366
Total assets	$34,380,176	$30,074,858
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$24,351,778	$18,568,993
Noninterest-bearing deposits	56,008	51,670
Total deposits	24,407,786	18,620,663
Accounts payable, accruals and other liabilities	569,018	549,748
Operating lease liabilities	101,028	108,649
Debt	3,180,205	5,233,416
Residual interests classified as debt	658	7,396
Total liabilities	28,258,695	24,519,872
Commitments, guarantees, concentrations and contingencies (Note 15)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; — and 3,234,000 shares outstanding, as of September 30, 2024 and December 31, 2023, respectively	—	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,084,136,516 and 975,861,793 shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively(2)	108	97
Additional paid-in capital	7,751,335	7,039,987
Accumulated other comprehensive income (loss)	8,109	(1,209)
Accumulated deficit	(1,638,071)	(1,804,263)
Total permanent equity	6,121,481	5,234,612
Total liabilities, temporary equity and permanent equity	$34,380,176	$30,074,858
______________
(1)Redemption amount was $323,400 as of December 31, 2023. See Note 10. Equity for additional information.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of September 30, 2024 and December 31, 2023. See Note 10. Equity for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
(In Thousands, Except for Share Data)
The following table presents the assets and liabilities of consolidated VIEs which are included in our condensed consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and are in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation. See Note 7. Securitization and Variable Interest Entities for additional information.

	September 30, 2024	December 31, 2023
Assets
Restricted cash and restricted cash equivalents	$27,281	$50,547
Loans held for sale, at fair value	229,072	502,757
Loans held for investment, at fair value	85,445	221,461
Total assets	$341,798	$774,765
Liabilities
Accounts payable, accruals and other liabilities	$158	$1,773
Debt	94,163	420,974
Residual interests classified as debt	658	7,396
Total liabilities	$94,979	$430,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In Thousands, Except for Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Loans and securitizations	$671,976	$539,927	$1,913,265	$1,345,169
Other	51,398	24,343	150,615	60,661
Total interest income	723,374	564,270	2,063,880	1,405,830
Interest expense
Securitizations and warehouses	31,093	63,847	89,376	181,231
Deposits	248,292	145,563	691,558	325,208
Corporate borrowings	12,871	9,784	36,307	26,951
Other	108	113	327	341
Total interest expense	292,364	219,307	817,568	533,731
Net interest income	431,010	344,963	1,246,312	872,099
Noninterest income
Loan origination, sales, and securitizations	70,085	75,385	181,957	288,883
Servicing	9,927	8,009	23,560	29,803
Technology products and solutions	90,896	81,856	262,434	236,946
Loan platform fees	55,641	9,066	78,373	24,261
Other	39,562	17,930	148,098	55,393
Total noninterest income	266,111	192,246	694,422	635,286
Total net revenue	697,121	537,209	1,940,734	1,507,385
Noninterest expense
Technology and product development	139,714	125,698	402,801	369,602
Sales and marketing	214,904	186,719	567,032	544,695
Cost of operations	123,714	98,258	333,478	276,051
General and administrative	148,921	124,457	439,167	379,326
Goodwill impairment	—	247,174	—	247,174
Provision for credit losses	6,013	21,831	24,835	42,853
Total noninterest expense	633,266	804,137	1,767,313	1,859,701
Income (loss) before income taxes	63,855	(266,928)	173,421	(352,316)
Income tax (expense) benefit	(3,110)	244	(7,229)	3,661
Net income (loss)	$60,745	$(266,684)	$166,192	$(348,655)
Other comprehensive income (loss)
Unrealized gains on available-for-sale securities, net	9,029	5,616	9,070	8,694
Foreign currency translation adjustments, net	563	103	248	202
Total other comprehensive income	9,592	5,719	9,318	8,896
Comprehensive income (loss)	$70,337	$(260,965)	$175,510	$(339,759)
Earnings (loss) per share (Note 16)
Earnings (loss) per share – basic	$0.06	$(0.29)	$0.14	$(0.40)
Earnings (loss) per share – diluted	$0.05	$(0.29)	$0.08	$(0.40)
Weighted average common stock outstanding – basic	1,071,159,746	951,183,107	1,037,579,399	939,070,185
Weighted average common stock outstanding – diluted	1,104,450,416	951,183,107	1,078,402,421	939,070,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at June 30, 2024	1,065,112,270	$106	$7,601,687	$(1,483)	$(1,698,816)	$5,901,494	—	$—
Share-based compensation expense	—	—	74,532	—	—	74,532	—	—
Vesting of RSUs	8,907,950	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(624,127)	—	(4,883)	—	—	(4,883)	—	—
Exercise of common stock options	148,628	—	138	—	—	138	—	—
Extinguishment of convertible notes by issuance of common stock	10,591,795	1	79,862	—	—	79,863	—	—
Net income	—	—	—	—	60,745	60,745	—	—
Other comprehensive income, net of taxes	—	—	—	9,592	—	9,592	—	—
Balance at September 30, 2024	1,084,136,516	$108	$7,751,335	$8,109	$(1,638,071)	$6,121,481	—	$—

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2024	975,861,793	$97	$7,039,987	$(1,209)	$(1,804,263)	$5,234,612	3,234,000	$320,374
Share-based compensation expense	—	—	209,082	—	—	209,082	—	—
Vesting of RSUs	26,438,360	3	(3)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,773,092)	—	(12,641)	—	—	(12,641)	—	—
Exercise of common stock options	395,781	—	770	—	—	770	—	—
Extinguishment of convertible notes by issuance of common stock	83,213,674	8	614,138	—	—	614,146	—	—
Purchases of capped calls	—	—	(90,649)	—	—	(90,649)	—	—
Unwind of capped calls	—	—	10,180	—	—	10,180	—	—
Redeemable preferred stock dividends	—	—	(16,503)	—	—	(16,503)	—	—
Preferred stock redemption	—	—	(3,026)	—	—	(3,026)	(3,234,000)	(320,374)
Net income	—	—	—	—	166,192	166,192	—	—
Other comprehensive income, net of taxes	—	—	—	9,318	—	9,318	—	—
Balance at September 30, 2024	1,084,136,516	$108	$7,751,335	$8,109	$(1,638,071)	$6,121,481	—	$—
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$166,192	$(348,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	179,785	202,109
Depreciation and amortization	149,953	147,967
Goodwill impairment	—	247,174
Deferred debt issuance and discount expense	10,821	15,049
Gain on extinguishment of convertible debt	(62,517)	—
Provision for credit losses	24,835	42,853
Deferred income taxes	(2,934)	(6,333)
Fair value changes in loans held for investment	(149,474)	—
Fair value changes in securitization investments	(3,311)	1,067
Other	(262)	(2,199)
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(1,974,214)	(7,315,543)
Changes in loans previously classified as held for sale, net	994,041	—
Servicing assets	(115,658)	6,210
Other assets	(166,555)	15,052
Accounts payable, accruals and other liabilities	29,594	16,051
Net cash used in operating activities	$(919,704)	$(6,979,198)
Investing activities
Purchases of property, equipment and software	$(112,002)	$(77,115)
Capitalized software development costs	(7,384)	(7,429)
Purchases of available-for-sale investments	(1,659,296)	(634,020)
Proceeds from sales of available-for-sale investments	164,623	265,634
Proceeds from maturities and paydowns of available-for-sale investments	616,451	87,463
Changes in loans held for investment, net	(3,029,395)	(97,105)
Proceeds from sales of loans held for investment	434,483	—
Proceeds from securitization investments	69,455	101,292
Proceeds from non-securitization investments	3,579	3,163
Purchases of non-securitization investments	(20,620)	(45,917)
Acquisition of businesses, net of cash acquired	—	(72,301)
Net cash used in investing activities	$(3,540,106)	$(476,335)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Financing activities
Net change in deposits	$5,654,019	$8,296,657
Net change in debt facilities	(1,906,888)	902,777
Proceeds from other debt issuances	845,250	339,995
Repayment of other debt	(340,104)	(595,233)
Payment of debt issuance costs	(5,895)	(8,078)
Purchase of capped calls	(90,649)	—
Unwind of capped calls	10,180	—
Taxes paid related to net share settlement of share-based awards	(12,641)	(10,660)
Proceeds from stock option exercises	770	1,015
Payment of redeemable preferred stock dividends	(16,503)	(20,047)
Redemption of Series 1 preferred stock	(323,400)	—
Finance lease principal payments	(396)	(380)
Net cash provided by financing activities	$3,813,743	$8,906,046
Effect of exchange rates on cash and cash equivalents	248	202
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(645,819)	$1,450,715
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,615,578	1,846,302
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,969,759	$3,297,017

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,354,965	$2,813,876
Restricted cash and restricted cash equivalents	614,794	483,141
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,969,759	$3,297,017

Supplemental non-cash investing and financing activities
Extinguishment of convertible notes by issuance of common stock	$677,147	$—
Deposits credited but not yet received in cash	133,104	81,116
Deconsolidation of securitization and residual debt	—	92,914
Share-based compensation capitalized related to internally-developed software	29,297	22,817
Available-for-sale securities sold but unpaid	21,266	—
Securitization investments acquired via loan transfers	35,615	—

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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 27, 2024 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
In our unaudited condensed consolidated financial statements, we made the following presentation changes in 2024:
•in our unaudited condensed consolidated statements of cash flows beginning in the first quarter of 2024, reclassified amounts related to fair value changes in residual interests classified as debt into other within the adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities. There was no impact to net cash provided by (used in) operating activities; and
•in our unaudited condensed consolidated statements of operations and comprehensive income (loss) beginning in the third quarter of 2024, reclassified amounts related to our Loan Platform Business within the financial statement line item noninterest income—other to separate presentation in noninterest income—loan platform fees. See Note 3. Revenue for presentation of disaggregated revenue.

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
Servicing rights in connection with transfers of financial assets are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). Servicing rights assumed from third parties for financial assets for which we are not the loan originator are initially measured at fair value and recognized within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income (loss). Servicing rights are measured at fair value at each subsequent reporting date and changes in fair value are reported in earnings in the period in which they occur. Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income (loss). For servicing rights with adequate compensation resulting in an initial and subsequent value of zero, we recognize servicing fees received during the period within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income (loss). We elected the fair value option to measure our servicing rights to better align with the valuation of our transferred loans, which also tend to share a similar risk profile to the personal loan servicing we assume from third parties when we are not the loan originator. The loans are also impacted by similar factors, such as conditional prepayment rates and default rates. We consider the risk of the assets and the observability of inputs in determining the classes of servicing rights. We have three classes of servicing assets: personal loans, student loans and home loans.
See Note 12. Fair Value Measurements for the key inputs used in the fair value measurements of our classes of servicing rights.
Loans Held For Sale, at Lower of Amortized Cost or Fair Value
Personal loans originated on behalf of a third party as part of our Loan Platform Business are held for sale and carried at the lower of amortized cost or fair value. Direct origination fees and costs for these loans are deferred and included as part of the carrying value of the loans and, upon the sale of a loan, are recognized as part of the gain or loss included within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income (loss).
Servicing rights recognized in connection with the sale of these loans are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income (loss). Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income (loss).
Upon sale of these loans, we establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the consolidated balance sheets, with the corresponding charges recorded within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income (loss).
Interest income on loans held for sale at the lower of amortized cost or fair value is accrued and recognized based on the contractual rate of interest within interest income—loans and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2024 and December 31, 2023, there were no personal loans held for sale, at lower of amortized cost or fair value.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Recent Accounting Standards Issued, But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements. We plan to adopt this standard for the reporting periods noted above. This ASU implements additional segment disclosure requirements, and is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.
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
Goodwill and Intangible Assets
Goodwill as of both September 30, 2024 and December 31, 2023 was $1,393,505. As of September 30, 2024, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$13,283	$9,066	$35,865	$24,261
Referrals, other(2)	1,960	917	5,732	3,571
Interchange(2)	18,771	6,029	45,230	21,961
Brokerage(2)	5,651	6,084	15,645	16,187
Other(2)(3)	565	1,395	2,146	2,230
Total financial services	40,230	23,491	104,618	68,210
Technology Platform
Technology services	89,432	81,419	259,551	233,876
Other(3)	1,563	34	3,447	3,033
Total technology platform(4)	90,995	81,453	262,998	236,909
Total revenue from contracts with customers	131,225	104,944	367,616	305,119
Other sources of revenue
Loan origination, sales, and securitizations	70,085	75,385	181,957	288,883
Servicing	9,927	8,009	23,560	29,803
Loan platform business, other(1)	42,358	—	42,508	—
Other	12,516	3,908	78,781	11,481
Total other sources of revenue	134,886	87,302	326,806	330,167
Total noninterest income	$266,111	$192,246	$694,422	$635,286
_____________________
(1) Presented within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income (loss).
(2) Presented within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss).
(3) Financial Services includes revenues from enterprise services and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(4) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss). Related to these technology platform services, we had deferred revenue of $7,733 and $5,718 as of September 30, 2024 and December 31, 2023, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $1,924 and $1,778 during the three months ended September 30, 2024 and 2023, respectively, and $4,310 and $6,562 during the nine months ended September 30, 2024 and 2023, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income (loss).
Contract Balances
As of September 30, 2024 and December 31, 2023, accounts receivable, net associated with revenue from contracts with customers was $65,158 and $60,466, respectively, reported within other assets in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 4. Loans

As of September 30, 2024, our loan portfolio consisted of (i) loans held for sale, including personal loans and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	September 30, 2024	December 31, 2023
Loans held for sale
Personal loans(1)	$17,242,824	$15,330,573
Home loans	81,690	66,198
Total loans held for sale, at fair value	17,324,514	15,396,771
Loans held for investment
Student loans(2)	7,876,667	6,725,484
Total loans held for investment, at fair value	7,876,667	6,725,484
Secured loans	995,598	446,463
Credit card	271,078	272,628
Commercial and consumer banking:
Commercial real estate	137,354	106,326
Commercial and industrial	5,092	6,075
Residential real estate and other consumer	8,140	4,667
Total commercial and consumer banking	150,586	117,068
Total loans held for investment, at amortized cost(3)	1,417,262	836,159
Total loans held for investment	9,293,929	7,561,643
Total loans	$26,618,443	$22,958,414
_____________________
(1) Includes $229,072 and $502,757 of personal loans in consolidated VIEs as of September 30, 2024 and December 31, 2023, respectively.
(2) Includes $2,139,439 and $2,459,103 of student loans covered by financial guarantee, and $85,445 and $221,461 of student loans in consolidated VIEs as of September 30, 2024 and December 31, 2023, respectively.
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

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2024
Unpaid principal	$16,199,604	$7,437,305	$80,115	$23,717,024
Accumulated interest	118,169	34,956	42	153,167
Cumulative fair value adjustments	925,051	404,406	1,533	1,330,990
Total fair value of loans(1)	$17,242,824	$7,876,667	$81,690	$25,201,181
December 31, 2023
Unpaid principal	$14,498,629	$6,445,586	$67,406	$21,011,621
Accumulated interest	114,541	34,357	92	148,990
Cumulative fair value adjustments	717,403	245,541	(1,300)	961,644
Total fair value of loans(1)	$15,330,573	$6,725,484	$66,198	$22,122,255
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

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2024
Unpaid principal balance	$91,742	$9,243	$—	$100,985
Accumulated interest	4,470	148	—	4,618
Cumulative fair value adjustments(1)	(75,303)	(6,566)	—	(81,869)
Fair value of loans 90 days or more delinquent (2)	$20,909	$2,825	$—	$23,734
December 31, 2023
Unpaid principal balance	$81,591	$8,446	$495	$90,532
Accumulated interest	4,023	187	6	4,216
Cumulative fair value adjustments(1)	(70,191)	(5,021)	(248)	(75,460)
Fair value of loans 90 days or more delinquent (2)	$15,423	$3,612	$253	$19,288
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). As such, the $81.9 million fair value adjustment as of September 30, 2024 has been recorded in noninterest income—loan origination, sales, and securitizations in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
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
The following table summarizes our personal loan securitization transfers qualifying for sale accounting treatment during the nine months ended September 30, 2024. There were no loan securitization transfers qualifying for sale accounting treatment during the three months ended September 30, 2024, as well as during the three and nine months ended September 30, 2023.

Nine Months Ended September 30,
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
During the nine months ended September 30, 2024 and September 30, 2023, we had deconsolidation of debt on student loans of $98.0 million and $45.9 million, respectively. The impact on earnings from deconsolidation was immaterial. We did not have any deconsolidation of debt during the three months ended September 30, 2024 and September 30, 2023.
The following table summarizes our current whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Personal loans
Fair value of consideration received:
Cash	$374,818	$15,098	$2,011,381	$66,571
Receivable	2,252	—	5,288	—
Servicing assets recognized	22,290	767	126,311	1,655
Repurchase liabilities recognized	(1,275)	(45)	(7,256)	(405)
Total consideration	398,085	15,820	2,135,724	67,821
Aggregate unpaid principal balance and accrued interest of loans sold	377,257	15,098	2,016,721	65,420
Realized gain	$20,828	$722	$119,003	$2,401

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Student loans
Fair value of consideration received:
Cash	$—	$—	$310,331	$98,624
Servicing assets recognized	—	—	8,249	2,792
Repurchase liabilities recognized	—	—	(46)	(16)
Total consideration	—	—	318,534	101,400
Aggregate unpaid principal balance and accrued interest of loans sold	—	—	303,578	99,916
Realized gain	$—	$—	$14,956	$1,484
Home loans
Fair value of consideration received:
Cash	$513,487	$331,364	$1,243,195	$676,235
Servicing assets recognized	4,430	3,376	10,652	7,133
Repurchase liabilities recognized	(890)	(468)	(2,029)	(1,315)
Total consideration	517,027	334,272	1,251,818	682,053
Aggregate unpaid principal balance and accrued interest of loans sold	504,694	333,951	1,230,251	678,561
Realized gain	$12,333	$321	$21,567	$3,492
The following table summarizes our delinquent whole loan sales during the three and nine months ended September 30, 2024. There were no delinquent whole loan sales during the three and nine months ended September 30, 2023.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Personal loans
Fair value of consideration received:
Cash	$6,481	$17,030
Servicing assets recognized	5,676	13,960
Repurchase liabilities recognized	(24)	(77)
Total consideration	12,133	30,913
Aggregate unpaid principal balance and accrued interest of loans sold(1)	85,363	225,224
Realized loss	$(73,230)	$(194,311)
__________________
(1) During the three and nine months ended September 30, 2024, includes $81.0 million and $212.9 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the three and nine months ended September 30, 2024, $50.3 million and $140.6 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the three and nine months ended September 30, 2024, respectively, and otherwise would have been charged off as of September 30, 2024 consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes loans originated and subsequently sold as part of our Loan Platform Business, which are loans that we originate on behalf of a third party for which we receive a fee. There were no sales related to our Loan Platform Business during the three and nine months ended September 30, 2023.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Personal loans
Fair value of consideration received:
Cash	$1,021,906	$1,024,408
Servicing assets recognized	7,268	7,295
Repurchase liabilities recognized	(405)	(407)
Total consideration	1,028,769	1,031,296
Aggregate carrying amount and accrued interest of loans sold(1)	986,411	988,788
Loan fees, net(2)	35,090	35,213
Servicing assets recognized	7,268	7,295
Loan platform fees recognized(3)	$42,358	$42,508
_____________________
(1)Includes unpaid principal balance of $1.0 billion for the three and nine month periods ended September 30, 2024.
(2)Represents loan platform fees earned less the repurchase liabilities recognized at the time of sale.
(3)Recorded in noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income (loss).
In addition to the previously disclosed personal, student and home loan sale activity, the Company also sold a secured loan at par during the three and nine months ended September 30, 2024, which had an unpaid principal balance and accrued interest of $312.5 million.

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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2024
Loans in delinquency (30+ days past due)	$92,363	$60,052	$32,962	$185,377
Total loans in delinquency	142,171	123,114	32,962	298,247
Total transferred loans serviced(1)	4,423,494	5,521,966	6,079,295	16,024,755
December 31, 2023
Loans in delinquency (30+ days past due)	$52,813	$60,989	$24,193	$137,995
Total loans in delinquency	90,582	137,243	24,193	252,018
Total transferred loans serviced(1)	2,223,785	6,148,800	5,592,793	13,965,378
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Personal loans
Servicing fees collected from transferred loans	$25,384	$4,033	$51,499	$15,080
Charge-offs, net of recoveries, of transferred loans	93,159	40,916	266,332	128,442
Student loans
Servicing fees collected from transferred loans	5,862	5,375	17,983	20,967
Charge-offs, net of recoveries, of transferred loans	7,394	10,139	29,370	29,297
Home loans
Servicing fees collected from transferred loans	4,411	3,662	12,682	10,481
Total
Servicing fees collected from transferred loans	$35,657	$13,070	$82,164	$46,528
Charge-offs, net of recoveries, of transferred loans	100,553	51,055	295,702	157,739
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
September 30, 2024
Secured loans	$991,966	$—	$—	$—	$—	$991,966
Credit card	296,247	3,932	3,354	9,183	16,469	312,716
Commercial and consumer banking:
Commercial real estate	138,869	134	—	—	134	139,003
Commercial and industrial	4,952	—	193	175	368	5,320
Residential real estate and other consumer(3)	7,925	195	—	—	195	8,120
Total commercial and consumer banking	151,746	329	193	175	697	152,443
Total loans	$1,439,959	$4,261	$3,547	$9,358	$17,166	$1,457,125
December 31, 2023
Secured loans	$445,733	$—	$—	$—	$—	$445,733
Credit card	297,612	5,451	4,829	11,802	22,082	319,694
Commercial and consumer banking:
Commercial real estate	107,757	—	—	—	—	107,757
Commercial and industrial	6,108	1	—	439	440	6,548
Residential real estate and other consumer(3)	4,658	—	—	—	—	4,658
Total commercial and consumer banking	118,523	1	—	439	440	118,963
Total loans	$861,868	$5,452	$4,829	$12,241	$22,522	$884,390
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)For credit card, the balance is presented before allowance for credit losses of $46,051 and $52,385 as of September 30, 2024 and December 31, 2023, respectively, and accrued interest of $4,291 and $5,288, respectively. For secured loans, the balance is presented before accrued interest of $3,632 and $730 as of September 30, 2024 and December 31, 2023, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $2,368 and $2,310 as of September 30, 2024 and December 31, 2023, respectively, and accrued interest of $511 and $415, respectively.
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

FICO	September 30, 2024	December 31, 2023
≥ 800	$34,679	$29,269
780 – 799	22,318	19,350
760 – 779	22,772	20,740
740 – 759	24,424	23,361
720 – 739	27,198	28,621
700 – 719	33,491	35,528
680 – 699	35,977	38,289
660 – 679	31,223	35,443
640 – 659	21,520	25,836
620 – 639	14,045	15,569
600 – 619	9,678	10,063
≤ 599	35,391	37,625
Total credit card	$312,716	$319,694
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$34,053	$23,106	$28,816	$5,545	$4,472	$25,374	$121,366	$177
Watch	—	1,221	7,390	1,621	—	695	10,927	—
Special mention	1,692	—	1,633	—	—	1,320	4,645	—
Substandard	—	—	—	—	—	1,888	1,888	—
Total commercial real estate	35,745	24,327	37,839	7,166	4,472	29,277	138,826	177
Commercial and industrial
Pass	—	46	—	—	51	3,673	3,770	1,020
Watch	—	39	—	—	—	13	52	—
Special mention	72	—	—	—	—	—	72	—
Substandard	—	—	—	—	—	406	406	—
Total commercial and industrial	72	85	—	—	51	4,092	4,300	1,020
Residential real estate and other consumer
Pass	—	—	—	—	—	3,494	3,494	4,420
Watch	—	—	—	—	—	38	38	168
Total residential real estate and other consumer	—	—	—	—	—	3,532	3,532	4,588
Total commercial and consumer banking	$35,817	$24,412	$37,839	$7,166	$4,523	$36,901	$146,658	$5,785

Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans were $992.0 million and $445.7 million as of September 30, 2024 and December 31, 2023, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the vast majority of which have a term of 5 years or less. Our secured loans were originated in 2023 and 2024 are all current and there have been no charge-offs since origination.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended September 30, 2024
Balance at June 30, 2024	$49,406	$2,502	$1,509
Provision for credit losses(2)	6,126	(113)	1,057
Net (charge-offs) recoveries	(9,481)	(21)	85
Balance at September 30, 2024	$46,051	$2,368	$2,651
Three Months Ended September 30, 2023
Balance at June 30, 2023	$39,361	$1,866	$1,937
Provision for credit losses(2)	21,821	10	(148)
Net charge-offs	(11,127)	(8)	(208)
Balance at September 30, 2023	$50,055	$1,868	$1,581
Nine Months Ended September 30, 2024
Balance at December 31, 2023	$52,385	$2,310	$1,837
Provision for credit losses(2)	24,727	108	3,850
Net charge-offs	(31,061)	(50)	(3,036)
Balance at September 30, 2024	$46,051	$2,368	$2,651
Nine Months Ended September 30, 2023
Balance at December 31, 2022	$39,110	$1,678	$2,785
Provision for credit losses(2)	42,658	195	94
Net charge-offs	(31,713)	(5)	(1,298)
Balance at September 30, 2023	$50,055	$1,868	$1,581
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
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses in the condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2024, recoveries of amounts previously reserved related to credit cards were $1,252 and $3,471, and immaterial during the three and nine months ended September 30, 2023. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three and nine months ended September 30, 2024 and 2023. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2024, recoveries of amounts previously reserved related to accounts receivable were $45 and $1,083, respectively. During the three and nine months ended September 30, 2023, recoveries of amounts previously reserved related to accounts receivable were $45 and $1,224, respectively.

Credit card: During the three and nine months ended September 30, 2024, accrued interest receivables written off by reversing interest income were $2.2 million and $7.1 million, respectively. During the three and nine months ended September 30, 2023, accrued interest receivables written off by reversing interest income were $2.3 million and $6.6 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
September 30, 2024
U.S. Treasury securities	$115,197	$124	$133	$(138)	$115,316
Corporate bonds	3,281	31	—	(180)	3,132
Agency mortgage-backed securities	1,348,723	2,893	8,059	(871)	1,358,804
Other(2)	945	3	—	(134)	814
Total investments in AFS debt securities	$1,468,146	$3,051	$8,192	$(1,323)	$1,478,066
December 31, 2023
U.S. Treasury securities	$518,673	$206	$978	$(780)	$519,077
Multinational securities(3)	8,548	103	—	(17)	8,634
Corporate bonds	32,609	207	—	(1,092)	31,724
Agency mortgage-backed securities	28,714	111	33	(1,016)	27,842
Other asset-backed securities	7,272	4	—	(154)	7,122
Other(2)	941	8	—	(161)	788
Total investments in AFS debt securities	$596,757	$639	$1,011	$(3,220)	$595,187
_____________________
(1) As of September 30, 2024 and December 31, 2023, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) approximately 100% and 92% of the amortized cost basis of our investments as of September 30, 2024 and December 31, 2023, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes state municipal bond securities.
(3) Includes supranational bonds.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
U.S. Treasury securities	$—	$—	$15,331	$(138)	$15,331	$(138)
Corporate bonds	—	—	3,132	(180)	3,132	(180)
Agency mortgage-backed securities	170,654	(438)	3,505	(433)	174,159	(871)
Other	—	—	814	(134)	814	(134)
Total investments in AFS debt securities	$170,654	$(438)	$22,782	$(885)	$193,436	$(1,323)
December 31, 2023
U.S. Treasury securities	$480,012	$(58)	$39,065	$(722)	$519,077	$(780)
Multinational securities	—	—	8,634	(17)	8,634	(17)
Corporate bonds	—	—	31,724	(1,092)	31,724	(1,092)
Agency mortgage-backed securities	20,930	(157)	6,912	(859)	27,842	(1,016)
Other asset-backed securities	—	—	7,122	(154)	7,122	(154)
Other	—	—	788	(161)	788	(161)
Total investments in AFS debt securities	$500,942	$(215)	$94,245	$(3,005)	$595,187	$(3,220)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
September 30, 2024
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$108,947	$6,250	$—	$—	$115,197
Corporate bonds	—	—	3,281	—	3,281
Agency mortgage-backed securities	—	5,017	15,907	1,327,799	1,348,723
Other	—	—	945	—	945
Total investments in AFS debt securities	$108,947	$11,267	$20,133	$1,327,799	$1,468,146
Weighted average yield for investments in AFS debt securities(1)	5.10%	3.05%	3.60%	5.74%	5.60%
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$109,051	$6,141	$—	$—	$115,192
Corporate bonds	—	—	3,101	—	3,101
Agency mortgage-backed securities	—	5,181	16,336	1,334,394	1,355,911
Other	—	—	811	—	811
Total investments in AFS debt securities	$109,051	$11,322	$20,248	$1,334,394	$1,475,015
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $3,051 as of September 30, 2024.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Gross realized gains and losses on our investments in AFS debt securities were $4,205 and $643, respectively, during the three months ended September 30, 2024, and $4,207 and $682, respectively, during the nine months ended September 30, 2024. Gross realized gains and losses were $3,356 and $509, respectively, during the nine months ended September 30, 2023, and there were no realized gains and losses on our investments in AFS debt securities during the three months ended September 30, 2023. During the three and nine months ended September 30, 2024 and 2023, there were no transfers between classifications of our investments in AFS debt securities. See Note 10. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

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
As of September 30, 2024 and December 31, 2023, we had four and six consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the nine months ended September 30, 2024, we exercised a securitization clean up call related to two consolidated VIEs. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of September 30, 2024 and December 31, 2023. Intercompany balances are eliminated upon consolidation.
Nonconsolidated VIEs
We have created and designed personal loan and student loan trusts to transfer associated credit and interest rate risk associated with the loans through the issuance of collateralized notes and residual certificates. We have a variable interest in the nonconsolidated loan trusts, through our ownership of collateralized notes in the form of asset-backed bonds and residual certificates in the loan trusts that absorb variability. We also have continuing, non-controlling involvement with the trusts as the servicer. As servicer, we may have the power to perform the activities which most impact the economic performance of the VIE, but since either we hold an insignificant financial interest in the trusts or rights held by other variable interest holders convey power, we are not the primary beneficiary. This financial interest represents the equity ownership interest in the loan trusts, wherein there is an obligation to absorb losses and the right to receive benefits from residual certificate ownership. The maximum exposure to loss as a result of our involvement with the nonconsolidated VIEs is limited to our investment. We did not provide financial support to any nonconsolidated VIEs beyond our initial equity investment. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in nonconsolidated VIEs.
As of September 30, 2024 and December 31, 2023, we had investments in 22 and 22 nonconsolidated VIEs, respectively. During the nine months ended September 30, 2024, we established two nonconsolidated trusts and sold two risk retention interests of nonconsolidated trusts.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Securitization Investments
The following table presents the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the condensed consolidated balance sheets. These risk retention interests represent the carrying value of our holdings in nonconsolidated VIEs, and the maximum exposure to a loss as a result of our involvement as of the dates presented.

	September 30, 2024	December 31, 2023
Personal loans	$39,076	$27,247
Student loans	37,143	79,501
Securitization investments	$76,219	$106,748
See Note 12. Fair Value Measurements for the key inputs used in the fair value measurements of these asset-backed bonds and residual interests.

Note 8. Deposits

We offer deposit accounts (referred to as “checking and savings” accounts within SoFi Money) to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.
The following table presents detail of our deposits:

	September 30, 2024	December 31, 2023
Savings deposits	$20,515,821	$12,902,033
Demand deposits(1)	2,402,196	2,663,335
Time deposits(1)(2)	1,433,761	3,003,625
Total interest-bearing deposits	24,351,778	18,568,993
Noninterest-bearing deposits	56,008	51,670
Total deposits	$24,407,786	$18,620,663
_____________________
(1) As of September 30, 2024, includes brokered deposits of $1,393,530 consisting of time deposits. As of December 31, 2023, includes brokered deposits of $3,160,414, of which $2,971,462 and $188,952 are time deposits and demand deposits, respectively.
(2) As of September 30, 2024 and December 31, 2023, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $21,590 and $21,268, respectively.
As of September 30, 2024, future maturities of our total time deposits were as follows:

Remainder of 2024	$637,130
2025	794,187
2026	2,170
2027	—
2028	159
Thereafter	115
Total	$1,433,761

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 9. Debt

The following table summarizes the components of our debt:

	September 30, 2024					December 31, 2023
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$292,432	5.56% – 6.85%	January 2025 – October 2026	$3,850,000	$252,769	$1,077,444
Student loan warehouse facilities	1,360,198	5.71% – 6.71%	April 2025 – January 2027	3,580,000	1,071,956	2,095,046
Risk retention warehouse facilities(5)	19,650	6.46%	October 2027	100,000	7,915	67,038
Revolving credit facility(6)		6.45%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(7)		—%	October 2026		428,022	1,111,972
Convertible senior notes, due 2029(8)		1.25%	March 2029		862,500	—
Other financing(9)	211,330			235,594	—	—
Securitizations
Personal loan securitizations	226,264	1.61% – 5.81%	September 2030 – May 2031		23,648	239,340
Student loan securitizations	82,196	3.09% – 3.73%	August 2048		70,515	182,744
Total, before unamortized debt issuance costs, premiums and discounts					$3,203,325	$5,259,584
Less: unamortized debt issuance costs, premiums and discounts(10)					(23,120)	(26,168)
Total debt					$3,180,205	$5,233,416
_________________
(1)As of September 30, 2024, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of September 30, 2024. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of September 30, 2024 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 40 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income (loss).
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were $17.3 million of debt discounts issued during the nine months ended September 30, 2024.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of September 30, 2024, $12.3 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the three and nine months ended September 30, 2024, total interest expense on the convertible notes was $0.5 million and $2.2 million, respectively. For the three and nine months ended September 30, 2023, total interest expense on the convertible notes was $1.3 million and $3.8 million, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2024, the effective interest rate was 0.43% and 0.44%, respectively. For both the three and nine months ended September 30, 2023, the effective interest rate was 0.42%. As of September 30, 2024 and December 31, 2023, unamortized debt discount and issuance costs were $3.7 million and $13.3 million, respectively, and the net carrying amount was $424.3 million and $1.1 billion, respectively.
(8)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the three and nine months ended September 30, 2024, total interest expense on the convertible notes was $3.8 million and $8.5 million, respectively, and the effective interest rate was 1.74% and 1.32%, respectively. As of September 30, 2024, unamortized debt discount and issuance costs were $19.4 million, and the net carrying amount was $843.1 million.
(9)Includes $51.6 million of loans and $159.7 million of investment securities pledged as collateral to secure $185.6 million of available borrowing capacity with the FHLB, of which $25.2 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
(10)As of September 30, 2024, $1.6 million of unamortized debt issuance costs related to revolving debt are reported in other assets in the condensed consolidated balance sheets. As of December 31, 2023, both revolving and non-revolving unamortized debt issuance costs were presented as a reduction to debt in the condensed consolidated balance sheets.
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
In March 2024, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 convertible notes to repurchase $600.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 72,621,879 shares of common stock. In August 2024, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 convertible notes to repurchase $84.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 10,591,795 shares of common stock. Following these repurchases, $428.0 million aggregate principal amount of the 2026 convertible notes remain outstanding. These transactions were determined to be an extinguishment of debt. The difference between the consideration used to repurchase the convertible notes and the carrying value of the convertible notes, less retirement of discount and issuance costs, resulted in a gain on extinguishment of $3.3 million and $62.5 million recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024, respectively.
We used a portion of the net proceeds from the October 2021 offering to fund the cost of entering into the 2026 capped call transactions. In connection with the March 2024 repurchase agreements, the Company entered into unwind agreements to terminate a portion of the 2026 capped call transactions. Refer to Note 10. Equity for additional detail.
As of September 30, 2024, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock.
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
Material Changes to Debt Arrangements
During the nine months ended September 30, 2024, we closed five warehouse facilities which had an aggregate maximum available capacity of $1.3 billion, and closed two risk retention warehouse facilities. During the nine months ended September 30, 2024, one warehouse facility matured and one risk retention warehouse facility matured. We did not open any warehouse facilities.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of September 30, 2024, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

September 30, 2024
Remainder of 2024	$—
2025	—
2026	428,022
2027	—
2028	486,000
Thereafter	862,500
Total	$1,776,522

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
As of September 30, 2024, the Company has no Series 1 Redeemable Preferred Stock outstanding.
Dividends
During the three and nine months ended September 30, 2024, the Series 1 preferred stockholders were entitled to dividends of $— and $16,503, respectively. During the three and nine months ended September 30, 2023, the Series 1 preferred stockholders were entitled to dividends of $10,189 and $30,236, respectively. There were no dividends payable as of September 30, 2024 and December 31, 2023.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of September 30, 2024, the Company had 1,084,136,516 shares of common stock and no shares of non-voting common stock issued and outstanding.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance:

	September 30, 2024	December 31, 2023
Outstanding stock options, restricted stock units and performance stock units	97,705,212	99,016,409
Conversion of convertible notes(1)	19,096,202	49,610,631
Possible future issuance under stock plans	68,455,199	45,384,011
Outstanding common stock warrants(2)	—	12,170,990
Total common stock reserved for future issuance	185,256,613	206,182,041
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date. As of September 30, 2024, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock, and there are no shares of common stock expected to be issued relating to the 2029 convertible notes, as there was no amount in excess of the expected cash redemption price which would require share settlement. See Note 9. Debt for additional information.
(2)All remaining unexercised common stock warrants expired in May 2024. As of September 30, 2024, the Company has no outstanding common stock warrants.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the nine months ended September 30, 2024 and 2023.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended September 30, 2024
AOCI, beginning balance	$(2,160)	$677	$(1,483)
Other comprehensive income before reclassifications	8,864	563	9,427
Amounts reclassified from AOCI into earnings	165	—	165
Net current-period other comprehensive income(1)(2)	9,029	563	9,592
AOCI, ending balance	$6,869	$1,240	$8,109
Three Months Ended September 30, 2023
AOCI, beginning balance	$(5,533)	$414	$(5,119)
Other comprehensive income before reclassifications	5,616	103	5,719
Net current-period other comprehensive income(1)(2)	5,616	103	5,719
AOCI, ending balance	$83	$517	$600
Nine Months Ended September 30, 2024
AOCI, beginning balance	$(2,201)	$992	$(1,209)
Other comprehensive income before reclassifications(1)	8,905	248	9,153
Amounts reclassified from AOCI into earnings	165	—	165
Net current-period other comprehensive income(2)	9,070	248	9,318
AOCI, ending balance	$6,869	$1,240	$8,109
Nine Months Ended September 30, 2023
AOCI, beginning balance	$(8,611)	$315	$(8,296)
Other comprehensive income before reclassifications(1)	8,522	202	8,724
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income(2)	8,694	202	8,896
AOCI, ending balance	$83	$517	$600
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the three and nine months ended September 30, 2024 and 2023.
(2)There were no material tax impacts during any of the periods presented due to reserves against deferred tax assets in jurisdictions where other comprehensive loss activity was generated.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 11. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps(1)	$(258,976)	$77,587	$9,685	$163,472
Interest rate caps(1)	—	(2,031)	(3,263)	(3,398)
Home loan pipeline hedges(1)	(3,776)	4,473	(1,697)	5,457
Derivative contracts to manage future loan sale execution risk	(262,752)	80,029	4,725	165,531
Interest rate swaps(2)	(4,979)	1,167	2,571	3,351
IRLCs(1)	1,353	193	1,073	966
Interest rate caps(1)	—	1,987	3,276	3,468
Credit derivatives(4)	(6,956)	—	(6,956)	—
Purchase price earn-out(1)(3)	—	—	—	9
Third party warrants(5)	90	—	90	78
Total	$(273,244)	$83,376	$4,779	$173,403
_____________________
(1) Recorded within noninterest income—loan origination. sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
(2) Represents gains (losses) on derivative contracts to manage securitization investment interest rate risk, which are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
(3) In conjunction with a loan sale agreement, we are entitled to receive payments from the buyer of the loans underlying the agreement if the internal rate of return (as defined in the loan sale agreement) on such loans exceeds a specified hurdle, subject to a dollar cap.
(4) Represents gains (losses) on derivative contracts to manage credit risk associated with consumer loans, which are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
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

	September 30, 2024		December 31, 2023
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$6,316	$(7,686)	$2,208	$(1,347)
Interest rate caps	—	—	—	(3,276)
Home loan pipeline hedges	278	(529)	1	(1,328)
Credit derivatives	—	(39,627)	—	—
Total, gross	6,594	(47,842)	2,209	(5,951)
Derivative netting	(6,594)	6,594	(1,347)	1,347
Total, net(1)	$—	$(41,248)	$862	$(4,604)
_____________________
(1) As of September 30, 2024, we had a cash collateral requirement related to these instruments of $40,998. We did not have a cash collateral requirement related to these instruments as of December 31, 2023.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amount of derivative contracts outstanding:

	September 30, 2024	December 31, 2023
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$15,514,500	$12,491,000
Interest rate caps	—	405,000
Home loan pipeline hedges	291,000	226,000
Interest rate caps(1)	—	405,000
Interest rate swaps(2)	55,500	84,000
IRLCs(3)	354,227	126,388
Credit derivatives	500,000	—
Total	$16,715,227	$13,737,388
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	September 30, 2024				December 31, 2023
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$115,316	$1,362,750	$—	$1,478,066	$527,711	$67,476	$—	$595,187
Asset-backed bonds(2)(3)	—	48,977	—	48,977	—	70,828	—	70,828
Residual investments(2)(3)	—	—	27,242	27,242	—	—	35,920	35,920
Loans at fair value(4)	—	78,923	25,122,258	25,201,181	—	66,198	22,056,057	22,122,255
Servicing rights	—	—	296,127	296,127	—	—	180,469	180,469
Third party warrants(5)(6)	—	—	540	540	—	—	630	630
Derivative assets(5)(7)(8)	—	6,594	—	6,594	—	2,209	—	2,209
IRLCs(5)(9)	—	—	3,228	3,228	—	—	2,155	2,155
Student loan commitments(5)(9)	—	—	9,534	9,534	—	—	5,465	5,465
Interest rate caps(5)(8)	—	—	—	—	—	3,269	—	3,269
Digital assets safeguarding asset(5)(10)	—	—	—	—	—	9,292	—	9,292
Total assets	$115,316	$1,497,244	$25,458,929	$27,071,489	$527,711	$219,272	$22,280,696	$23,027,679
Liabilities
Debt(11)	$—	$90,156	$—	$90,156	$—	$119,641	$—	$119,641
Residual interests classified as debt	—	—	658	658	—	—	7,396	7,396
Derivative liabilities(5)(7)(8)	—	47,842	—	47,842	—	5,951	—	5,951
Digital assets safeguarding liability(5)(10)	—	—	—	—	—	9,292	—	9,292
Total liabilities	$—	$137,998	$658	$138,656	$—	$134,884	$7,396	$142,280
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
(4)Home loans classified as Level 2 have observable pricing sources utilized by management. Personal loans, student loans and home loans classified as Level 3 do not trade in an active market with readily observable prices. Personal loans and home loans are presented within loans held for sale, at fair value, and student loans are presented within loans held for investment, at fair value.
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of September 30, 2024 and December 31, 2023, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets. Credit derivatives classified as Level 2 are valued using tradable credit default swap indices, which were determined to be observable inputs from active markets.

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
(11)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of September 30, 2024 and December 31, 2023, the unpaid principal related to debt measured at fair value was $93,771 and $128,619, respectively. For the three and nine months ended September 30, 2024, losses from changes in fair value were $2,899 and $5,363, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three and nine months ended September 30, 2024 and September 30, 2023.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at
	June 30, 2024	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2024
Assets
Personal loans	$15,797,428	$115,244	$2,618	$(456,006)	$3,883,597	$(2,102,086)	$2,029	$17,242,824
Student loans	7,194,762	145,605	1,952	—	943,584	(409,896)	660	7,876,667
Home loans	—	—	—	—	2,689	—	78	2,767
Loans at fair value(1)	22,992,190	260,849	4,570	(456,006)	4,829,870	(2,511,982)	2,767	25,122,258
Servicing rights(2)	291,329	4,362	1,567	(50)	39,664	(40,745)	—	296,127
Residual investments(3)	32,515	426	—	—	—	(5,699)	—	27,242
IRLCs(4)	1,875	3,228	—	—	—	(1,875)	—	3,228
Student loan commitments(4)	569	9,534	—	—	—	(569)	—	9,534
Third party warrants(5)	630	(90)	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(724)	(9)	—	—	—	75	—	(658)
Net impact on earnings		$278,300

	Fair Value at							Fair Value at
	January 1, 2024	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2024
Assets
Personal loans	$15,330,573	$(296,451)	$19,894	$(2,918,228)	$11,354,593	$(6,247,827)	$270	$17,242,824
Student loans	6,725,484	119,896	2,053	(294,187)	2,431,782	(1,114,797)	6,436	7,876,667
Home loans	—	—	—	—	2,689	—	78	2,767
Loans at fair value(1)	22,056,057	(176,555)	21,947	(3,212,415)	13,789,064	(7,362,624)	6,784	25,122,258
Servicing rights(2)	180,469	11,242	3,774	(103)	193,963	(93,218)	—	296,127
Residual investments(3)	35,920	1,371	2,553	—	—	(12,602)	—	27,242
IRLCs(4)	2,155	7,539	—	—	—	(6,466)	—	3,228
Student loan commitments(4)	5,465	10,417	—	—	—	(6,348)	—	9,534
Third party warrants(5)	630	(90)	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(7,396)	(83)	—	—	—	6,821	—	(658)
Net impact on earnings		$(146,159)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at
	June 30, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2023
Assets
Personal loans	$12,751,163	$(45,072)	$20,724	$(15,006)	$3,885,967	$(1,746,760)	$(20)	$14,850,996
Student loans	5,383,921	(14,615)	—	—	919,330	(247,751)	659	6,041,544
Home loans	78,583	362	1,593	(333,843)	355,698	(1,056)	(41)	101,296
Loans at fair value(1)	18,213,667	(59,325)	22,317	(348,849)	5,160,995	(1,995,567)	598	20,993,836
Servicing rights(2)	145,663	7,419	549	(132)	4,143	(14,988)	—	142,654
Residual investments(3)	38,389	434	—	—	—	(3,367)	—	35,456
IRLCs(4)	1,352	1,545	—	—	—	(1,352)	—	1,545
Student loan commitments(4)	189	1,751	—	—	—	(189)	—	1,751
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(11,332)	(927)	—	—	—	2,065	—	(10,194)
Net impact on earnings		$(49,103)

	Fair Value at							Fair Value at
	January 1, 2023	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2023
Assets
Personal loans	$8,610,434	$16,083	$61,053	$(65,019)	$10,578,306	$(4,349,646)	$(215)	$14,850,996
Student loans	4,877,177	17,278	111,923	(96,678)	1,840,070	(706,429)	(1,797)	6,041,544
Home loans	69,463	(1,122)	24,508	(678,136)	688,608	(2,364)	339	101,296
Loans at fair value(1)	13,557,074	32,239	197,484	(839,833)	13,106,984	(5,058,439)	(1,673)	20,993,836
Servicing rights(2)	149,854	28,428	1,570	(1,257)	11,580	(47,521)	—	142,654
Residual investments(3)	46,238	1,240	—	(807)	—	(11,215)	—	35,456
Purchase price earn out(6)	54	9	—	—	—	(63)	—	—
IRLCs(4)	216	3,168	363	—	—	(2,202)	—	1,545
Student loan commitments(4)	(236)	2,015	—	—	—	(28)	—	1,751
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(17,048)	(414)	(1,203)	—	—	8,471	—	(10,194)
Net impact on earnings		$66,685
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included elective repurchases of $2.0 million and $18.5 million during the three and nine months ended September 30, 2024, respectively. There were no elective repurchases during the three months ended September 30, 2023. Purchase activity included securitization clean-up calls of $39.9 million during the nine months ended September 30, 2023. There were no securitization clean-up calls during the three months ended September 30, 2024 and 2023. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, and securitizations, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).
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
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. Purchases of IRLCs during the three and nine months ended September 30, 2023 were associated with our acquisition of Wyndham. For year-to-date periods, amounts

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
represent the summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
(5)For third party warrants, impacts on earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss).
(6)For purchase price earn out, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $27,271 and $85,485 during the three and nine months ended September 30, 2024, respectively, and $24,846 and $(22,942) during the three and nine months ended September 30, 2023, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	September 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	21.0% – 35.6%	26.1%	17.5% – 29.5%	23.2%
Annual default rate	4.4% – 46.2%	4.5%	4.5% – 50.4%	4.8%
Discount rate	4.8% – 7.1%	4.78%	5.5% – 8.1%	5.52%
Student loans
Conditional prepayment rate	8.1% – 12.1%	10.7%	8.4% – 12.6%	10.5%
Annual default rate	0.7% – 6.9%	0.7%	0.4% – 6.4%	0.6%
Discount rate	3.9% – 8.0%	3.99%	4.1% – 8.1%	4.27%
Home loans(1)
Conditional prepayment rate	6.9% – 16.6%	12.9%	n/m	n/m
Annual default rate	0.1% – 0.8%	0.4%	n/m	n/m
Discount rate	6.5% – 7.6%	6.90%	n/m	n/m
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	September 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.2% – 1.4%	0.2%	0.1% – 1.8%	0.2%
Conditional prepayment rate	16.7% – 38.2%	24.2%	17.9% – 35.5%	22.4%
Annual default rate	0.1% – 20.1%	4.3%	3.3% – 22.5%	4.7%
Discount rate	8.5% – 18.2%	9.4%	8.8% – 8.8%	8.8%
Student loans
Market servicing costs	0.1% – 0.3%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	9.5% – 17.2%	12.1%	10.9% – 15.3%	12.2%
Annual default rate	0.3% – 3.7%	0.8%	0.3% – 3.7%	0.6%
Discount rate	8.5% – 8.5%	8.5%	8.8% – 8.8%	8.8%
Home loans
Market servicing costs	0.1% – 0.2%	0.2%	0.1% – 0.2%	0.2%
Conditional prepayment rate	3.9% – 21.7%	6.6%	5.6% – 24.0%	8.1%
Annual default rate	0.1% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Discount rate	9.3% – 10.0%	9.3%	9.2% – 10.0%	9.3%
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
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	September 30, 2024	December 31, 2023
Market servicing costs
2.5 basis points increase	$(6,410)	$(6,176)
5.0 basis points increase	(12,863)	(12,351)
Conditional prepayment rate
10% increase	$(8,078)	$(5,189)
20% increase	(15,737)	(10,098)
Annual default rate
10% increase	$(653)	$(480)
20% increase	(1,302)	(921)
Discount rate
100 basis points increase	$(6,236)	$(4,674)
200 basis points increase	(12,084)	(9,054)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	September 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	11.1% – 36.3%	16.2%	12.2% – 28.3%	14.8%
Annual default rate	0.5% – 7.0%	1.7%	0.5% – 6.9%	1.4%
Discount rate	5.3% – 13.5%	8.3%	5.8% – 15.5%	8.7%
Residual interests classified as debt
Conditional prepayment rate	12.0% – 12.0%	12.0%	12.3% – 12.6%	12.4%
Annual default rate	1.0% – 1.0%	1.0%	0.7% – 0.7%	0.7%
Discount rate	10.3% – 10.3%	10.3%	10.0% – 10.3%	10.0%
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

	September 30, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	50.8% – 77.6%	72.4%	71.9% – 77.2%	76.3%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $147,515 as of September 30, 2024. See Note 11. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets
Cash and cash equivalents(1)	$2,354,965	$2,354,965	$—	$—	$2,354,965
Restricted cash and restricted cash equivalents(1)	614,794	614,794	—	—	614,794
Loans at amortized cost(2)	1,417,262	—	—	1,455,232	1,455,232
Other investments(3)	101,758	—	101,758	—	101,758
Total assets	$4,488,779	$2,969,759	$101,758	$1,455,232	$4,526,749
Liabilities
Deposits(4)	$24,407,786	$—	$24,411,639	$—	$24,411,639
Debt(5)	3,090,049	1,308,674	1,822,647	—	3,131,321
Total liabilities	$27,497,835	$1,308,674	$26,234,286	$—	$27,542,960
December 31, 2023
Assets
Cash and cash equivalents(1)	$3,085,020	$3,085,020	$—	$—	$3,085,020
Restricted cash and restricted cash equivalents(1)	530,558	530,558	—	—	530,558
Loans at amortized cost(2)	836,159	—	—	864,312	864,312
Other investments(3)	83,551	—	83,551	—	83,551
Total assets	$4,535,288	$3,615,578	$83,551	$864,312	$4,563,441
Liabilities
Deposits(4)	$18,620,663	$—	$18,612,822	$—	$18,612,822
Debt(5)	5,113,775	955,306	4,024,516	—	4,979,822
Total liabilities	$23,734,438	$955,306	$22,637,338	$—	$23,592,644
___________________
(1)The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts.
(2)The fair value of our credit cards was determined using a discounted cash flow model with key inputs relating to weighted average lives, expected lifetime loss rates and discount rate. The fair value of our commercial and consumer banking and secured loans was determined using a discounted cash flow model with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults.
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
Nonrecurring Fair Value Measurements
Investments in equity securities of $30,303 and $22,920 as of September 30, 2024 and December 31, 2023, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $27,500 and $19,739 investment, as of

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
September 30, 2024 and December 31, 2023, respectively, valued under the measurement alternative method during 2022 that was a former equity method investment.

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
Share-based compensation expense related to stock options, RSUs and PSUs is presented within the following line items in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Technology and product development	$21,157	$23,725	$62,181	$66,344
Sales and marketing	5,746	6,330	16,080	20,270
Cost of operations	3,681	2,987	9,980	7,382
General and administrative	33,062	28,963	91,544	108,113
Total	$63,646	$62,005	$179,785	$202,109
Total compensation and benefits, inclusive of share-based compensation expense, was $240,169 and $670,188 for the three and nine months ended September 30, 2024, respectively, and $213,820 and $656,483 for the three and nine months ended September 30, 2023, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2024	17,896,732	$7.70	3.8
Exercised	(395,781)	1.94
Expired	(14,989)	6.09
Outstanding as of September 30, 2024	17,485,962	$7.83	3.1
Exercisable as of September 30, 2024	17,485,962	$7.84	3.1
As of September 30, 2024, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	64,879,496	$7.95
Granted	39,197,948	7.40
Vested(1)	(26,438,360)	8.16
Forfeited	(11,502,551)	8.27
Outstanding as of September 30, 2024	66,136,533	$7.48
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the nine months ended September 30, 2024 was $215.8 million.
As of September 30, 2024, there was $456.8 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.2 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	16,240,181	$10.29
Granted	726,217	9.17
Forfeited	(2,883,681)	7.51
Outstanding as of September 30, 2024	14,082,717	$10.80
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
We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted:

Input	Nine Months Ended September 30, 2024
Risk-free interest rate	4.5%
Expected volatility	73.0%
Fair value of common stock	$8.02
Dividend yield	—%
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of September 30, 2024, there was $8.0 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.2 years.

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
For the three and nine months ended September 30, 2024, we recorded income tax expense of $3,110 and $7,229, respectively. For the three and nine months ended September 30, 2023, we recorded income tax benefit of $244 and $3,661, respectively. Our income tax positions in both the 2024 and 2023 periods were impacted by income tax expenses associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax benefit position in the 2023 period was primarily attributable to income tax benefits from foreign losses in jurisdictions in Latin America with net deferred tax liabilities.
There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2024, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance (e.g., the results of recent operations and future forecasts). As a result of our recent performance, there is a reasonable possibility that a portion of our valuation allowance is no longer needed in future periods. A release of the valuation allowance will result in a material tax benefit recognized in the quarter of the release. During the nine months ended September 30, 2024, we maintained a full valuation allowance against our net deferred tax assets in applicable jurisdictions. In certain foreign and state jurisdictions where sufficient deferred tax liabilities exist, no valuation allowance is recognized.

Note 15. Commitments, Guarantees, Concentrations and Contingencies

Leases and Occupancy
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Operating Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2024 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for operating lease liabilities of $6,817 during the nine months ended September 30, 2024.
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $8,407 and $24,096 during the three and nine months ended September 30, 2024, respectively, and $8,878 and $23,858 during the three and nine months ended September 30, 2023, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income (loss).

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
As of September 30, 2024 and December 31, 2023, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $7.4 million and $5.9 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2024 and December 31, 2023, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $9.3 billion and $6.7 billion, respectively.
As of September 30, 2024 and December 31, 2023, we had a total of $5.6 million and $6.4 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million of our cash as of September 30, 2024 and December 31, 2023, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of September 30, 2024 and December 31, 2023, we had a total of $25.2 million and $27.2 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of September 30, 2024, we funded $4.5 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $20.5 million of the total $25.0 million commitment outstanding.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of September 30, 2024 and December 31, 2023, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$60,745	$(266,684)	$166,192	$(348,655)
Less: Redeemable preferred stock dividends	—	(10,189)	(16,503)	(30,236)
Less: Redeemable preferred stock redemptions, net(1)	—	—	(3,026)	—
Net income (loss) attributable to common stockholders – basic	$60,745	$(276,873)	$146,663	$(378,891)
Plus: Dilutive effect of convertible notes, net(2)	(2,686)	—	(57,735)	—
Net income (loss) attributable to common stockholders – diluted(2)	$58,059	$(276,873)	$88,928	$(378,891)
Denominator:
Weighted average common stock outstanding – basic	1,071,159,746	951,183,107	1,037,579,399	939,070,185
Effect of dilutive securities:
Convertible notes	21,416,739	—	30,667,452	—
Unvested RSUs	10,446,211	—	8,496,317	—
Common stock options	1,427,720	—	1,659,253	—
Weighted average common stock outstanding – diluted	1,104,450,416	951,183,107	1,078,402,421	939,070,185
Earnings (loss) per share – basic	$0.06	$(0.29)	$0.14	$(0.40)
Earnings (loss) per share – diluted	$0.05	$(0.29)	$0.08	$(0.40)
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
(2)For the three and nine months ended September 30, 2024, diluted earnings per share of $0.05 and $0.08, respectively, and diluted net income attributable to common stockholders of $58,059 and $88,928, respectively, exclude gain on extinguishment of debt, net of tax, as well as interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive. For the 2023 periods, all elements were excluded from our calculation of diluted EPS as there were no earnings attributable to common stockholders, and amounts reflect the number of instruments outstanding at the end of the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested RSUs(1)	16,377,256	72,644,790	19,567,572	72,644,790
Common stock options(1)	9,492,928	17,951,656	8,877,548	17,951,656
Convertible notes(2)	—	53,538,000	—	53,538,000
Unvested PSUs	14,082,717	16,289,057	14,082,717	16,289,057
Contingent common stock(3)	45,859	61,145	45,859	61,145
Common stock warrants(4)	—	12,170,990	—	12,170,990
________________________
(1)Amounts reflect weighted average instruments outstanding for the 2024 periods.
(2)As of September 30, 2024, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock, and there are no shares of common stock expected to be issued relating to the 2029 convertible notes, as there was no amount in excess of the expected cash redemption price which would require share settlement. See Note 9. Debt for additional information.
(3)Represents contingently returnable common stock in connection with the Technisys Merger, which consists of shares that continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi. These shares were issued in 2022 and partially released in 2023. See Note 2. Business Combinations for additional information.
(4)All remaining unexercised common stock warrants expired in May 2024. As of September 30, 2024, the Company has no outstanding common stock warrants.

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
Segment Information
Lending. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities. We also provide servicing in support of our Loan Platform Business on loans originated on behalf of third-party partners and servicing rights assumed from third parties. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests (inclusive of our economic hedging activities), gains or losses recognized on transfers that meet the true sale requirements, and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. In our Lending segment, we also earn the difference between interest income earned on our loans and interest expense, as determined using the FTP framework. Our CODM considers net interest income in addition to contribution profit in evaluating the performance of our Lending segment and making resource allocation decisions. Therefore, we present interest income net of interest expense.

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
Financial Services. The Financial Services segment includes: (i) our SoFi Money product, primarily inclusive of checking and savings accounts which provide members a digital banking experience, as well as cash management accounts, (ii) SoFi Invest product which provides investment features and financial planning services, (iii) SoFi Credit Card products, (iv) our Loan Platform Business, through which we provide lending related services and includes activity through which third-party partners leverage our end-to-end origination and servicing platform to acquire loans within their credit specifications on a fee per loan basis, referred loans originated by a third-party partner to which we provide pre-qualified borrower referrals, and certain loans associated with our Lantern financial services marketplace program, developed to help applicants that do not qualify for SoFi products and small business owners to seek alternative products from other providers, (v) SoFi Relay personal finance management product and (vi) other financial services, such as a product comparison experience through Lantern and content for other financial services institutions, employers and our members.
Revenues in the Financial Services segment include interest income earned and interest expense incurred under the FTP framework, interchange fees on our member debit and credit transactions, and brokerage fees related to pay for order flow and share lending arrangements in SoFi Invest. We earn revenue on loans originated on behalf of third-party partners through our Loan Platform Business, for which we receive a specified fee upon sale which includes a fixed price per loan sold. We also earn referral fees in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. Certain products, such as our complementary product SoFi Relay, do not provide direct sources of revenue. Our CODM considers net interest income in addition to contribution profit (loss) in evaluating the performance of our Financial Services segment and making resource allocation decisions. Under the FTP framework, the Financial Services segment earns interest income that is reflective of an FTP credit for deposits provided to the overall business, as well as incurs interest expense that is reflective of an FTP charge related to the use of funding for SoFi Credit Card.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment:

Three Months Ended September 30, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$316,268	$629	$154,143	$471,040	$(40,030)	$431,010
Noninterest income(2)	79,977	101,910	84,165	266,052	59	266,111
Total net revenue (loss)	$396,245	$102,539	$238,308	$737,092	$(39,971)	$697,121
Servicing rights – change in valuation inputs or assumptions(3)	(4,362)	—	—	(4,362)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	9	—	—	9
Directly attributable expenses	(152,964)	(69,584)	(138,550)	(361,098)
Contribution profit	$238,928	$32,955	$99,758	$371,641

Three Months Ended September 30, 2023	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$265,215	$573	$93,101	$358,889	$(13,926)	$344,963
Noninterest income (expense)(2)	83,758	89,350	25,146	198,254	(6,008)	192,246
Total net revenue (loss)	$348,973	$89,923	$118,247	$557,143	$(19,934)	$537,209
Servicing rights – change in valuation inputs or assumptions(3)	(7,420)	—	—	(7,420)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	928	—	—	928
Directly attributable expenses	(138,525)	(57,732)	(114,987)	(311,244)
Contribution profit	$203,956	$32,191	$3,260	$239,407

Nine Months Ended September 30, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$862,016	$1,685	$413,085	$1,276,786	$(30,474)	$1,246,312
Noninterest income(2)	205,410	290,658	151,906	647,974	46,448	694,422
Total net revenue	$1,067,426	$292,343	$564,991	$1,924,760	$15,974	$1,940,734
Servicing rights – change in valuation inputs or assumptions(3)	(11,242)	—	—	(11,242)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	83	—	—	83
Directly attributable expenses	(411,682)	(197,495)	(372,839)	(982,016)
Contribution profit	$644,585	$94,848	$192,152	$931,585

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Nine Months Ended September 30, 2023	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$698,147	$573	$225,775	$924,495	$(52,396)	$872,099
Noninterest income (expense)(2)	319,348	254,860	71,625	645,833	(10,547)	635,286
Total net revenue (loss)	$1,017,495	$255,433	$297,400	$1,570,328	$(62,943)	$1,507,385
Servicing rights – change in valuation inputs or assumptions(3)	(28,105)	—	—	(28,105)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	415	—	—	415
Directly attributable expenses	(392,642)	(191,231)	(322,722)	(906,595)
Contribution profit (loss)	$597,163	$64,202	$(25,322)	$636,043
____________________
(1)Within the Technology Platform segment, intercompany fees were $9,931 and $25,227 for the three and nine months ended September 30, 2024, respectively, and $6,950 and $15,645 for the three and nine months ended September 30, 2023, respectively. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reportable segments total contribution profit	$371,641	$239,407	$931,585	$636,043
Corporate/Other total net income (loss)	(39,971)	(19,934)	15,974	(62,943)
Intercompany expenses	9,931	6,950	25,227	15,645
Servicing rights – change in valuation inputs or assumptions	4,362	7,420	11,242	28,105
Residual interests classified as debt – change in valuation inputs or assumptions	(9)	(928)	(83)	(415)
Expenses not allocated to segments:
Share-based compensation expense	(63,646)	(62,005)	(179,785)	(202,109)
Employee-related costs(1)	(77,176)	(63,728)	(207,346)	(181,147)
Depreciation and amortization expense	(51,791)	(52,516)	(149,953)	(147,967)
Goodwill impairment expense	—	(247,174)	—	(247,174)
Other corporate and unallocated expenses(2)	(89,486)	(74,420)	(273,440)	(190,354)
Income (loss) before income taxes	$63,855	$(266,928)	$173,421	$(352,316)
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
In order to help achieve our mission, we offer personal loans, student loans, home loans and related servicing. We offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services offered through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. We have also made strategic acquisitions to further expand our platform capabilities for enterprises, which we believe will deepen our participation in the entire technology ecosystem powering digital financial services.
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
Our three reportable segments and their primary product and service offerings as of September 30, 2024 were as follows:
_________________
(1)Loan Platform Business, formerly referred to as lending as a service, includes activity related to (i) certain loans which we originate on behalf of third-party partners, (ii) referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, (iii) certain loans associated with our Lantern financial services marketplace platform, and (iv) servicing rights assumed from third parties. Refer to “Financial Services Segment” and “Lending Segment” for more information.

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
Enterprises
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises, such as financial services institutions that subscribe to our enterprise services and third-party partners in our Loan Platform Business, and have become interconnected with the SoFi platform. We have continued to expand our platform capabilities for enterprises through strategic acquisitions, including: (i) our acquisition of Galileo in 2020, which provides technology platform services to financial and non-financial institutions and which has allowed us to vertically integrate across more of our financial services, and (ii) the Technisys Merger in the first quarter of 2022, through which we added a cloud-native digital and core banking platform into our technology platform offerings and expanded our technology platform services to a broader international market. These expansions have deepened our participation in the entire technology ecosystem powering digital financial services, allowing us to not only reduce costs to operate our member-centric business, but also deliver increasing value to our enterprise customers. While our enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future.
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
Home Loans.   We offer agency, non-agency and certain government loans (e.g., VA and Federal Housing Administration loans) for members purchasing a home or refinancing an existing mortgage. During 2024, we began offering fixed rate home equity loans and HELOCs. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3% (or 0% for VA loans), a close on time guarantee, and educational tools and calculators. For one-unit properties, we generally offer loan sizes of $75,000 to $766,550 in conforming normal cost areas (with exceptions for smaller loan sizes considered on a case-by-case basis), up to $1,149,825 in conforming high cost areas (GSE-eligible loans above the normal conforming limit, which is determined by county). For multi-unit properties, we offer loan sizes up to $2,211,600. In addition, we offer loan sizes up to $3,000,000 for jumbo loans (loans in the jumbo loan program), up to $1,500,000 for VA loans, and up to $472,030 for Federal Housing Administration loans in most areas. Our fixed rate home equity loans and HELOCs generally have a maximum loan size of $350,000. Our fixed rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We offer adjustable rate mortgage products for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term, and for VA and Federal Housing Administration loans, with a fixed rate for 5 years followed by rate adjustments every year for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans.
Lending Model
We originate loans through our lending business, and have the option of pursuing a gain-on-sale origination model, whereby we seek to recognize a gain from these loans and sell them into either our whole loan or securitization channels, or holding loans on our balance sheet when advantageous. This enables us to maximize our return and balance our risk by earning interest on these loans for a longer period and to be selective in our sales arrangements. We sell our whole loans primarily to large financial institutions, such as bank holding companies. In securitization transactions that do not qualify for sale accounting, the related assets remain on our balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor. In the case of both whole loan sales and securitizations, and with the exception of certain of our home loans, we also continue to retain servicing rights to our originated loans following transfer. We also originate and sell loans in support of our Loan Platform Business, through which we provide lending related services to third-party partners. We maintain the same lending relationship with borrowers across all loans that we originate, inclusive of those originated on behalf of a third-party partner and as such, reflect these products within our Lending segment total products. This enables borrowers to gain access to all the benefits of becoming a SoFi member, and enhances our opportunities to sell additional products from across our platform to these members. See “Financial Services Segment” for more information.
We directly service all of the personal loans that we originate through our lending business, as well as provide servicing in support of our Loan Platform Business on loans originated on behalf of third-party partners and servicing rights assumed from third parties. We act as master servicer for, and rely on sub-servicers to directly service, all of our student loans and GSE conforming home loans. We view servicing as an integral component of the Lending segment, as we believe our

SoFi Technologies, Inc.

servicing function is an important asset because of the connection to the member it affords us throughout the life of the loan thereby enhancing the effectiveness of our Financial Services Productivity Loop by increasing member touchpoints and driving new product adoption by existing members.
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
Our personal loan and student loan underwriting models are typically based on credit reports, standard industry credit scores, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Our underwriting strategy utilizes an advanced risk model that provides refined risk separation. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt-to-income, and collateral eligibility established by GSEs. Government loans, such as VA and Federal Housing Administration loans, are subject to the underwriting requirements established by the appropriate government agency. In addition to these requirements, agency-conforming and government loans are subject to credit eligibility overlays imposed by SoFi as well as individual investor requirements. Other non-agency loans originated by us, such as jumbo loans, are subject to investor credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum limits on debt-to-income and caps on loan-to-value.
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
Financial Services Segment
We offer a suite of financial services solutions, the most significant of which are discussed below. Our financial services products (as defined under “Key Business Metrics”) by nature provide more daily interactions with our members and are differentiated from our lending products, which inherently provide less consistent touchpoints with our members. We also offer financial services solutions which are designed to appeal to enterprises, including our At Work product and lending related services offered through our Loan Platform Business. Certain products, such as our complementary SoFi Relay product, do not provide direct sources of revenue. We believe that our suite of financial services offerings provide many ways for our members to actively engage in getting their money right as well as attractive enterprise solutions. This enables us to deliver positive experiences through various channels, building trust and durable relationships which can ultimately demonstrate the effectiveness of our Financial Services Productivity Loop virtuous cycle.
SoFi Money: Checking and savings accounts provide a digital banking experience which allows members to spend, save and earn interest and rewards in flexible ways. We believe SoFi Checking and Savings accounts held at SoFi Bank are attractive to our members and prospective members due to our differentiated offerings, including competitive interest rates,

SoFi Technologies, Inc.

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
Loan Platform Business: A platform through which we provide lending related services to a broader market. This includes (i) activity through which third-party partners leverage our end-to-end origination and servicing platform to acquire loans within their credit specifications on a fee per loan basis, (ii) referred loans originated by a third-party partner to which we provide pre-qualified borrower referrals, and (iii) activity related to certain loans associated with our Lantern financial services marketplace program. In addition, we offer loan servicing support through our lending business. See “Lending Segment” for more information.
Additional financial services solutions offered within our platform include:
•SoFi Credit Card: Designed to help eligible members spend better with cash back rewards on every purchase and without limits. We offer three different credit card products, all of which feature no annual fee, no foreign transaction fees and cash back rewards on trips booked through SoFi Travel. The SoFi Essential credit card offers a reliable credit line for those focused on building or improving their credit scores. Our SoFi Unlimited and Everyday Cash Rewards cash back credit cards also feature flexible options to redeem cash back rewards through statement credit or other SoFi products, with a 10% boost on cash back rewards earned for credit card members with direct deposit through SoFi Checking and Savings.
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
•Lantern: A financial services marketplace platform developed to help applicants that do not qualify for SoFi products to seek alternative products from other providers, as well as to provide a product comparison experience.
We believe that the content and features we provide within our mobile application can spur more financial education, which leads to more ways for our members to actively engage in getting their money right.
We earn revenues in connection with our Financial Services segment primarily in the ways listed below. See Note 17. Business Segment Information and Note 3. Revenue to the Notes to Condensed Consolidated Financial Statements for additional information on the FTP framework and Financial Services revenue from contracts with customers. Certain products, such as our complementary product SoFi Relay, do not provide direct sources of revenue. Revenue is driven primarily by variability in product utilization by members, as well as volume of transactions related to arrangements that we enter into with enterprise partners as outlined below.
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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes a fixed price per loan sold through the platform. These fees accounted for 28% of our total Financial Services noninterest income for the nine months ended September 30, 2024.
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product

SoFi Technologies, Inc.

offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 27% of our total Financial Services noninterest income for the nine months ended September 30, 2024.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 30% of our total Financial Services noninterest income for the nine months ended September 30, 2024.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 10% of our total Financial Services noninterest income for the nine months ended September 30, 2024.

Business Highlights

We achieved a number of key financial achievements in the three and nine months ended September 30, 2024, including total net revenue of $697.1 million and $1.9 billion, respectively, representing increases of 30% and 29% over total net revenue in the same periods of 2023, respectively, as well as our fourth consecutive quarter of net income, achieving $60.7 million in the third quarter of 2024. This compares to a loss of $266.7 million in the same prior year period. Diluted earnings per share for the three and nine months ended September 30, 2024 was $0.05 and $0.08, respectively, compared to a loss per share of $0.29 and $0.40, respectively, in the same periods of 2023. Diluted EPS for the nine month 2024 period did not include a benefit from the gain on convertible debt exchanges in the first and third quarters of 2024.
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached nearly 9.4 million as of September 30, 2024, a 35% increase from the prior year period, while total products reached nearly 13.7 million as of September 30, 2024, a 31% year over year increase.
Lending segment contribution profit of $238.9 million and $644.6 million for the three and nine months ended September 30, 2024, respectively, at a segment contribution margin of 60% and 60%, respectively, increased 17% and 8% over the respective 2023 periods, which had a segment contribution margin of 58% and 59%, respectively. Lending segment performance was driven by net interest income primarily attributable to higher loan balances for both the three and nine months ending September 30, 2024, as well as lower cost of interest-bearing liabilities for the three month period and higher yields on interest earning assets for the nine month period. We recorded an average net interest margin of 5.57% and 5.76% in the three and nine months ended September 30, 2024, respectively, a decrease of 42 and 8 bps, respectively, compared to 5.99% and 5.84% in the respective 2023 periods. The decrease in net interest margin for the three month period was driven by a decrease in average yields on interest earning assets of 44 bps and increase in average interest-bearing liabilities of 39%, partially offset by a decrease in the average cost of interest-bearing liabilities of 17 bps and an increase in average interest-earning assets of 35%. The decrease in net interest margin for the nine month period was driven by an increase in average interest-bearing liabilities of 51% and cost of interest-bearing liabilities of 5 bps, partially offset by an increase in average interest-earning assets of 45% and average yields of 12 bps. Origination volume increased 23% and 22% for the three and nine months ended September 30, 2024, primarily driven by continued strong demand for personal loans and home loans and stable growth in the student loan business, despite operating in unpredictable macroeconomic headwinds. Student loans saw increasing demand in the later part of 2023 following the of the resumption of principal and interest payments on federally-held student loans and we have continued to experience increasing demand with interest rate reductions in 2024. We expect that we may continue to see modest growth in student loan refinancing as interest rates decline. Our acquisition of Wyndham in the second quarter of 2023 provided increased capacity and capabilities for our home loans product, which we expect to continue to provide benefits. This contributed to a notable year over year increase in home loans alongside further diversification and expansion of our home loan product offerings in 2024, while we expect overall home loans growth could be correlated with rate movements in the remainder of 2024.
Technology Platform segment contribution profit of $33.0 million and $94.8 million for the three and nine months ended September 30, 2024, respectively, increased 2% and 48% over the respective 2023 periods, and total net revenue of $102.5 million and $292.3 million for the three and nine months ended September 30, 2024, respectively, increased 14% and 14% over the respective 2023 periods. Growth was driven by strong contribution from new clients, as well as growth in Latin

SoFi Technologies, Inc.

America, consumer brands in the United States and clients with innovative use cases like earned wage access and money movement.
Technology Platform total enabled client accounts increased 17% year-over-year, to 160.2 million up from 136.7 million in the prior year period. Our pipeline of potential clients spans banks, brands, and fintech companies across consumer and B2B segments, which we believe offer larger and more durable revenue. We believe our pipeline of potential new clients is strong, and the investments we have made in this segment have expanded the market opportunity. We continue to realize the benefits of earlier investments made to support Technology Platform product development. We continue to make significant strides in our strategy of leveraging our unique product suite to pursue diversified growth and expansion via new products and geographies, in addition to larger, more durable revenue opportunities. We expect growth in segment revenue to continue for the remainder of 2024, as we believe we are well positioned to capture opportunities from traditional financial institutions and nonfinancial categories.
Within Financial Services, contribution profit of $99.8 million and $192.2 million for the three and nine months ended September 30, 2024, respectively, significantly improved compared to a contribution profit of $3.3 million and loss of $25.3 million in the respective 2023 periods, and total net revenue of $238.3 million and $565.0 million for the three and nine months ended September 30, 2024 increased 102% and 90% over the respective 2023 periods. We achieved continued strong growth in member deposits, ending the period with $24.4 billion of total deposits as of September 30, 2024, allowing us to maintain diversified sources of funding and driving an increase in net interest income earned on our deposits. Member deposit funds grew nearly $2.4 billion during the quarter, which included $350 million of member funds swept off balance sheet as part of our Insured Deposit Program. Noninterest income grew 235% from the prior year period to $84.2 million in the quarter. This increase was driven by our Loan Platform Business, where we refer pre-qualified borrowers to origination partners and originate loans on behalf of third parties. In the quarter, the Loan Platform Business generated $55.6 million in loan platform fees, driven by $1.0 billion of personal loans originated on behalf of third parties, as well as referrals. In addition to our Loan Platform business, we continued to see growth in interchange fees driven by increased spend across Money and Credit Card. By continuously innovating with new and relevant offerings, features and rewards for members, we grew total Financial Services products by 33% year over year to 11.8 million at quarter-end. We continue to achieve scale in our marketing spend and improvement in operating leverage in the segment. We expect to continue to scale our Loan Platform Business services and increase our fee-based revenue through increased brand awareness and network effects, and continue to improve contribution profit in the segment.
The strength of our results underscores our belief that our suite of differentiated products and services provides the foundation for a diversified business that can endure through market cycles as well as exogenous factors. For instance, our access to multiple channels of funding, including deposit and loan warehouse funding, provides a increased optionality in sourcing liquidity through different environments and periods of capital markets volatility, as well as increases our flexibility to capture additional net interest margin and optimize returns, which typically provides more stable earnings in any macroeconomic environment, but is particularly important during times of excess macroeconomic volatility.
During 2024, we continued to have strong deposit contribution from direct deposit members with a high quality median FICO score. We expect that our funding mix will continue to move towards deposit funding, which has a lower borrowing cost of funds than our warehouse financing model. We also continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing our benefits offering to our members. Our total capital ratio, as calculated under applicable regulatory capital rules, was 16.3% as of September 30, 2024.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q presents information about certain non-GAAP financial measures provided as supplements to the results provided in accordance with accounting principles generally accepted in the United States (GAAP). Our management and Board of Directors use these non-GAAP measures, to evaluate our operating performance, formulate business plans, help better assess our overall liquidity position, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that these non-GAAP measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures. Other companies may not use these non-GAAP measures or may use similar measures that are defined in a different manner. Therefore, our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

SoFi Technologies, Inc.

Adjusted Net Revenue
Adjusted net revenue is defined as total net revenue, adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumptions changes, which relate only to our Lending segment, as well as gains and losses on extinguishment of debt. We adjust total net revenue to exclude these items, as they are non-cash charges that are not realized during the period or not indicative of our core operating performance, and therefore positive or negative changes do not impact the cash available to fund our operations. Management believes this measure is useful because it enables management and investors to assess our underlying operating performance and cash available to fund our operations. In addition, management uses this measure to better decide on the proper expenses to authorize for each of our operating segments, to ultimately help achieve target contribution profit margins.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Total net revenue (GAAP)	$697,121	$537,209	$1,940,734	$1,507,385
Servicing rights – change in valuation inputs or assumptions(1)	(4,362)	(7,420)	(11,242)	(28,105)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	9	928	83	415
Gain on extinguishment of debt(3)	(3,323)	—	(62,517)	—
Adjusted net revenue (non-GAAP)	$689,445	$530,717	$1,867,058	$1,479,695
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

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Total net revenue (GAAP)	$697,121	$598,618	$644,995	$615,404	$537,209
Servicing rights – change in valuation inputs or assumptions(1)	(4,362)	(1,654)	(5,226)	(6,595)	(7,420)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	9	1	73	10	928
Gain on extinguishment of debt(3)	(3,323)	—	(59,194)	(14,574)	—
Adjusted net revenue (non-GAAP)	$689,445	$596,965	$580,648	$594,245	$530,717
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue, the most directly comparable GAAP measure for the Lending segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Total net revenue – Lending (GAAP)	$396,245	$348,973	$1,067,426	$1,017,495
Servicing rights – change in valuation inputs or assumptions(1)	(4,362)	(7,420)	(11,242)	(28,105)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	9	928	83	415
Adjusted net revenue – Lending (non-GAAP)	$391,892	$342,481	$1,056,267	$989,805
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted Contribution Margin and Incremental Adjusted Contribution Margin — Lending
Adjusted contribution margin and incremental adjusted contribution margin are non-GAAP measures and relate only to our Lending segment. Adjusted contribution margin is defined as segment contribution profit (loss) for the Lending segment, divided by adjusted net revenue for the Lending segment, a non-GAAP measure. Incremental adjusted contribution margin is defined as the change in segment contribution profit (loss) for our Lending segment, divided by change in adjusted net revenue for the Lending segment. See ‘Adjusted Net Revenue’ above for a reconciliation of Lending segment adjusted net revenue.
Management believes adjusted contribution margin metrics are useful because they enable management and investors to assess the underlying operating performance of our Lending segment, by removing the impact of changes in volume over periods to present a comparable view of segment contribution profit (loss), which is a measure of the direct profitability of each of our reportable segments, as a percentage of segment adjusted net revenue for the Lending segment during each period.

SoFi Technologies, Inc.

The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Three Months Ended September 30,		2024 vs 2023	Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	2024	2023	$ Change
Lending
Contribution profit – Lending (GAAP)	$238,928	$203,956	$34,972	$644,585	$597,163	$47,422
Net revenue – Lending (GAAP)	396,245	348,973	47,272	1,067,426	1,017,495	49,931
Contribution margin – Lending (GAAP)(1)	60%	58%		60%	59%
Incremental contribution margin – Lending (GAAP)(1)	74%			95%

Adjusted net revenue – Lending (non-GAAP)(2)	$391,892	$342,481	$49,411	$1,056,267	$989,805	$66,462
Adjusted contribution margin – Lending (non-GAAP)	61%	60%		61%	60%
Incremental adjusted contribution margin – Lending (non-GAAP)	71%			71%
___________________
(1)Contribution margin is defined for each of our reportable segments as contribution profit (loss), divided by net revenue. Incremental contribution margin for each of our reportable segments is defined as the change in segment contribution profit (loss), divided by change in net revenue.
(2)Refer to ‘Adjusted Net Revenue’ above for reconciliation of this non-GAAP measure.
Adjusted EBITDA, Adjusted EBITDA Margin and Incremental Adjusted EBITDA Margin
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
Adjusted EBITDA margin is computed as adjusted EBITDA divided by adjusted net revenue. Incremental adjusted EBITDA margin is defined as the change in adjusted EBITDA, divided by change in adjusted net revenue. See ‘Adjusted Net Revenue’ above for a reconciliation of this non-GAAP measure.
Management believes adjusted EBITDA, adjusted EBITDA margin and incremental adjusted EBITDA margin are useful measures for period-over-period comparisons of our business. These measures enable management and investors to assess our core operating performance or results of operations by removing the effects of certain non-cash items and charges, as well as the impact of changes in volume over periods as applicable. In addition, management uses these measures to help evaluate cash flows generated from operations and the extent of additional capital, if any, required to invest in strategic initiatives.

SoFi Technologies, Inc.

Net Income (Loss) and Adjusted EBITDA
In Thousands
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Three Months Ended September 30,		2024 vs 2023	Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	2024	2023	$ Change
Net income (loss) (GAAP)	$60,745	$(266,684)	$327,429	$166,192	$(348,655)	$514,847
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	12,871	9,784	3,087	36,307	26,951	9,356
Income tax expense (benefit)(2)	3,110	(244)	3,354	7,229	(3,661)	10,890
Depreciation and amortization(3)	51,791	52,516	(725)	149,953	147,967	1,986
Share-based expense	63,646	62,005	1,641	179,785	202,109	(22,324)
Restructuring charges(4)	1,275	—	1,275	1,275	4,953	(3,678)
Impairment expense(5)	—	247,174	(247,174)	—	248,417	(248,417)
Foreign currency impact of highly inflationary subsidiaries(6)	475	—	475	843	—	843
Transaction-related expense(7)	—	(34)	34	615	142	473
Servicing rights – change in valuation inputs or assumptions(8)	(4,362)	(7,420)	3,058	(11,242)	(28,105)	16,863
Residual interests classified as debt – change in valuation inputs or assumptions(9)	9	928	(919)	83	415	(332)
Gain on extinguishment of debt(10)	(3,323)	—	(3,323)	(62,517)	—	(62,517)
Total adjustments	125,492	364,709	(239,217)	302,331	599,188	(296,857)
Adjusted EBITDA (non-GAAP)	$186,237	$98,025	$88,212	$468,523	$250,533	$217,990

Total net revenue (GAAP)	$697,121	$537,209	$159,912	$1,940,734	$1,507,385	$433,349
Net income (loss) margin (GAAP)	9%	(23)%		9%	(50)%
Incremental net income (loss) margin (GAAP)	205%			119%

Adjusted net revenue (non-GAAP)(11)	$689,445	$530,717	$158,728	$1,867,058	$1,479,695	$387,363
Adjusted EBITDA margin (non-GAAP)	27%	18%		25%	17%
Incremental adjusted EBITDA margin (non-GAAP)	56%			56%
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and

SoFi Technologies, Inc.

debt issuance costs on our convertible notes. Convertible note interest expense in the 2024 periods increased related to the issuance of interest-bearing convertible senior notes during the first quarter of 2024.
(2)Our income tax positions in both the 2024 and 2023 periods were impacted by income tax expenses associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax benefit position in the 2023 period was primarily attributable to income tax benefits from foreign losses in jurisdictions in Latin America with net deferred tax liabilities. See Note 14. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense increased for the nine months ended September 30, 2024 compared to the prior year period, primarily in connection with growth in our internally-developed software balance.
(4)Restructuring charges in the three and nine month 2024 periods relate to legal entity restructuring. Restructuring charges in the nine month 2023 period primarily included employee-related wages, benefits and severance associated with a reduction in headcount in our Technology Platform segment in the first quarter of 2023, which do not reflect expected future operating expenses and are not indicative of our core operating performance.
(5)Impairment expense includes $247,174 related to goodwill impairment in the three and nine month 2023 periods, and $1,243 related to a sublease arrangement in the nine-month 2023 period, which are not indicative of our core operating performance.
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
(11)Refer to ‘Adjusted Net Revenue’ above for reconciliation of this non-GAAP measure.
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Net income (loss) (GAAP)	$60,745	$17,404	$88,043	$47,913	$(266,684)
Non-GAAP adjustments:
Interest expense – corporate borrowings	12,871	12,725	10,711	9,882	9,784
Income tax (benefit) expense	3,110	(2,064)	6,183	3,245	(244)
Depreciation and amortization	51,791	49,623	48,539	53,449	52,516
Share-based expense	63,646	61,057	55,082	69,107	62,005
Restructuring charges	1,275	—	—	7,796	—
Impairment expense	—	—	—	—	247,174
Foreign currency impact of highly inflationary subsidiaries	475	194	174	10,971	—
Transaction-related expense	—	615	—	—	(34)
Servicing rights – change in valuation inputs or assumptions	(4,362)	(1,654)	(5,226)	(6,595)	(7,420)
Residual interests classified as debt – change in valuation inputs or assumptions	9	1	73	10	928
Gain on extinguishment of debt	(3,323)	—	(59,194)	(14,574)	—
Total adjustments	125,492	120,497	56,342	133,291	364,709
Adjusted EBITDA (non-GAAP)	$186,237	$137,901	$144,385	$181,204	$98,025

Total net revenue (GAAP)	$697,121	$598,618	$644,995	$615,404	$537,209
Net income (loss) margin (GAAP)	9%	3%	14%	8%	(50)%

Adjusted net revenue (non-GAAP)	$689,445	$596,965	$580,648	$594,245	$530,717
Adjusted EBITDA margin (non-GAAP)	27%	23%	25%	30%	18%

SoFi Technologies, Inc.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	September 30, 2024	September 30, 2023	Variance	% Change
Members	9,372,615	6,957,187	2,415,428	35%
Total Products(1)	13,650,730	10,447,806	3,202,924	31%
Total Products — Lending segment	1,890,761	1,593,906	296,855	19%
Total Products — Financial Services segment(1)	11,759,969	8,853,900	2,906,069	33%
Total Accounts — Technology Platform segment	160,179,299	136,739,131	23,440,168	17%
___________________
(1)In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. As of September 30, 2023, SoFi Invest products included 463,121 digital assets accounts. Excluding these accounts (that were closed as part of the transfer of the crypto services), total products increased by 3,666,045, or 37%, and total financial services products increased by 3,369,190, or 40%, year over year.
See “Summary Results by Segment” for additional metrics we review at the segment level.
Members
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform, or signed up for our credit score monitoring service. Our members have access to our CFPs, our member events, our content, educational material, news, and our tools and calculators, which are provided at no cost to the member. Additionally, our mobile app and website have a member home feed that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Beginning in the first quarter of 2024, we aligned our methodology for calculating member and product metrics with our member and product definitions to include co-borrowers, co-signers, and joint- and co-account holders, as applicable. Quarterly amounts for prior periods were determined to be immaterial and were not recast.
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
Since our inception through September 30, 2024, we have served approximately 9.4 million members who have used approximately 13.7 million products on the SoFi platform.

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
In our Lending segment, total products refers to the number of personal loans, student loans and home loans that have been originated through our platform through the reporting date, inclusive of loans which we originate as part of our Loan Platform Business, whether or not such loans have been paid off. If a member has multiple loan products of the same loan product type, such as two personal loans, that is counted as a single product. However, if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products. The account of a co-borrower or co-signer is not considered a separate lending product.
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
Product growth is generally an indicator of future revenue, but is not directly correlated with revenues, since not all members who sign up for one of our products fully utilize or continue to use our products, and not all of our products (such as our complimentary product, SoFi Relay) provide direct sources of revenue. Further, product growth may not directly correlate with expense growth as a result of the effects of the Financial Services Productivity Loop.
See “ Consolidated Results of Operations” and “Summary Results by Segment” for discussion and analysis of operating results.

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	September 30, 2024	September 30, 2023	Variance	% Change
Personal loans(1)	1,305,246	1,057,995	247,251	23%
Student loans	551,838	507,567	44,271	9%
Home loans	33,677	28,344	5,333	19%
Total lending products	1,890,761	1,593,906	296,855	19%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.
Total financial services products were composed of the following:

Financial Services Products	September 30, 2024	September 30, 2023	Variance	% Change
Money(1)	4,720,305	3,063,778	1,656,527	54%
Invest(2)	2,394,367	2,465,072	(70,705)	(3)%
Credit Card	264,937	235,791	29,146	12%
Referred loans(3)	73,090	51,301	21,789	42%
Relay	4,199,602	2,958,497	1,241,105	42%
At Work	107,668	79,461	28,207	35%
Total financial services products(2)	11,759,969	8,853,900	2,906,069	33%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. As of September 30, 2023, SoFi Invest products included 463,121 digital assets accounts. Excluding these accounts (that were closed as part of the transfer of the crypto services), total Invest products increased by 392,416, or 20%, year over year, and total financial services products increased by 3,369,190, or 40%, year over year.
(3)Limited to loans wherein we provide third party fulfillment services as part of our Loan Platform Business.

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

SoFi Technologies, Inc.

Technology Platform segment. We do not measure total accounts for the Technisys products and solutions, as the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

Technology Platform Accounts
In Millions

	September 30, 2024	September 30, 2023	Variance	% Change
Total accounts	160,179,299	136,739,131	23,440,168	17%

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
Industry Trends and General Economic Conditions
The Federal Reserve decreased the benchmark interest rate in September and November 2024, and additional rate cuts are anticipated by the market through 2025, although the timing of such cuts remains uncertain. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. High or rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. In addition, if the Federal Reserve does not effectively curb inflation, interest rates were to rise unexpectedly or too quickly, or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations. In addition to benchmark interest rate considerations, economic and market volatility may adversely impact our liquidity, results of operations and financial condition. Our increased personal loan annualized charge-off rate year over year was reflective of our expectation of credit metrics to revert over time to more normalized levels, but remains healthy, while our lower credit card annualized charge-off rate was reflective of improvement in credit card delinquency rates. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
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

SoFi Technologies, Inc.

The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024
Weighted average coupon rate(1)	13.5%	13.6%	5.9%	5.7%
Weighted average annual default rate	4.5	4.8	0.7	0.6
Weighted average conditional prepayment rate	26.1	26.1	10.7	11.0
Weighted average discount rate	4.78	5.75	3.99	4.44
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the third quarter of 2024 relative to the second quarter of 2024, we observed the following trends:
•The weighted average conditional prepayment rates on personal loans and student loans decreased by 10 bps and 35 bps, respectively. Decreases reflect the impacts of observed decreases in prepayments during the third quarter.
•The weighted average discount rates on personal loans and student loans decreased by 97 bps and 45 bps, respectively. For personal loans, our discount rate assumptions decreased in the third quarter due to benchmark rates declining by 113 bps, partially offset by spreads widening by 16 bps. For student loans, our discount rate assumptions decreased in the third quarter due to benchmark rates declining by 87 bps, partially offset by spreads widening by 42 bps. Spread changes are indicated by asset-backed security and secondary bond markets.
•Annualized net charge-off rates on personal loans in the third quarter of 2024 were 3.5%, which remained lower than the assumed weighted average default rates in our fair value model of 4.5%. Personal loan charge-offs during the second and third quarters of 2024 were impacted by delinquent loan sales of $69.4 million and $81.0 million, respectively, of aggregate unpaid principal balance. Annualized net charge-off rates on student loans in the third quarter of 2024 of 0.7% were consistent with the assumed weighted average default rates in our fair value model. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due.
The combination of these and other factors resulted in fair value gains recognized on our personal and student loans portfolios, during the third quarter of 2024.
Student Loan Relief
In June 2023, Congress passed the Fiscal Responsibility Act of 2023 which, among other things, ended the suspension of principal and interest payments on federally-held student loans pursuant to the CARES Act passed in 2020, which became effective 60 days after June 30, 2023, and prohibits the Secretary of Education from implementing any extension of any executive action or rule pursuant to the CARES Act. Following the end of the federal student loan payment moratorium on August 30, 2023, President Biden indicated that, between October 1, 2023 and September 30, 2024, he would allow federal loan borrowers to not be considered delinquent if they miss a payment and that the U.S. Department of Education will not refer borrowers who fail to pay their student loan bills to credit agencies. Additionally, President Biden has announced multiple relief measures for federal student loan borrowers, despite legal challenges at the Supreme Court to certain of President Biden’s student loan forgiveness proposals. For example, the Biden Administration announced on July 14, 2023 that $39 billion in federal student loan debt would be eliminated to remedy mistakes of loan servicers, and that other student loan holders will have their loans adjusted. In the fall and winter of 2023, the Biden Administration estimated that it would cancel more than $132 billion of student debt for more than three million borrowers and continue to pursue debt forgiveness strategies including through the Saving on a Valuable Education (“SAVE”) Plan which offers forgiveness after as few as 10 years of payments for borrowers who originally took out $12,000 or less for college. In February 2024, the Biden Administration announced that it will automatically discharge $1.2 billion in loans for nearly 153,000 eligible borrowers under the SAVE Plan. In March, July, and October 2024, the Biden Administration announced the approval of a cumulative $11.5 billion in additional student loan debt relief through the U.S. Department of Education’s Public Service Loan Forgiveness program (“PSLF”). In April 2024, the U.S. Department of Education issued a notice of proposed rulemaking to include targeted student loan debt forgiveness to certain borrowers, including provisions under the Higher Education Act of 1965, as amended, that would provide relief for eligible borrowers of runaway interest, forgiveness of outstanding debt related to loans which entered repayment at least 20 years ago, and additional provisions to facilitate relief related to income-driven repayment plans.
While we expect we may continue to see an increase in student loan refinancing volume as borrowers may look to refinance at a lower rate as interest rates decline or, given the high interest rate environment compared to recent historical periods, may look to extend the loan term, the timing and impact to our student loan refinancing product will largely depend on

SoFi Technologies, Inc.

expectations regarding the impact of the change in the U.S. presidential administration, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$431,010	$344,963	$86,047	25%	$1,246,312	$872,099	$374,213	43%
Total noninterest income	266,111	192,246	73,865	38%	694,422	635,286	59,136	9%
Total net revenue	697,121	537,209	159,912	30%	1,940,734	1,507,385	433,349	29%
Total noninterest expense	633,266	804,137	(170,871)	(21)%	1,767,313	1,859,701	(92,388)	(5)%
Income (loss) before income taxes	63,855	(266,928)	330,783	n/m	173,421	(352,316)	525,737	n/m
Income tax (expense) benefit	(3,110)	244	(3,354)	n/m	(7,229)	3,661	(10,890)	n/m
Net income (loss)	$60,745	$(266,684)	$327,429	n/m	$166,192	$(348,655)	$514,847	n/m

SoFi Technologies, Inc.

Net Interest Income
The table below presents average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,593,113	$29,353	4.50%	$2,342,361	$24,485	4.15%
Investment securities	1,596,756	23,894	5.95	517,786	1,838	1.41
Loans	26,589,180	670,127	10.03	19,996,570	537,947	10.67
Total interest-earning assets	30,779,049	723,374	9.35	22,856,717	564,270	9.79
Total noninterest-earning assets	3,291,442			3,116,217
Total assets	$34,070,491			$25,972,934
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,189,118	$11,489	2.09%	$2,355,243	$12,837	2.16%
Savings deposits	19,534,413	213,760	4.35	9,416,236	104,375	4.40
Time deposits	1,847,094	23,043	4.96	2,244,196	28,351	5.01
Total interest-bearing deposits	23,570,625	248,292	4.19	14,015,675	145,563	4.12
Warehouse facilities	1,789,921	28,773	6.40	3,223,333	51,257	6.31
Securitization debt	117,172	1,031	3.50	724,063	9,374	5.14
Other debt(2)	1,798,092	14,268	3.16	1,644,295	13,113	3.16
Total debt	3,705,185	44,072	4.73	5,591,691	73,744	5.23
Residual interests classified as debt	688	—	—	10,744	—	—
Total interest-bearing liabilities	27,276,498	292,364	4.26	19,618,110	219,307	4.44
Total noninterest-bearing liabilities	794,151			783,925
Total liabilities	28,070,649			20,402,035
Total temporary equity	—			320,374
Total permanent equity	5,999,842			5,250,525
Total liabilities, temporary equity and permanent equity	$34,070,491			$25,972,934

Net interest income(3)		$431,010			$344,963
Net interest margin(4)			5.57%			5.99%
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
(4)Net interest margin is calculated as net interest income divided by total average interest-earning assets.

SoFi Technologies, Inc.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,841,537	$101,616	4.78%	$1,973,892	$57,094	3.87%
Investment securities	1,281,815	54,761	5.71	486,931	11,259	3.09
Loans	24,803,612	1,907,503	10.27	17,520,517	1,337,476	10.21
Total interest-earning assets	28,926,964	2,063,880	9.53	19,981,340	1,405,829	9.41
Total noninterest-earning assets	3,110,508			3,140,883
Total assets	$32,037,472			$23,122,223
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,166,523	$36,928	2.28%	$2,100,866	$38,611	2.46%
Savings deposits	17,267,554	565,816	4.38	7,409,745	225,649	4.07
Time deposits	2,355,079	88,814	5.04	1,701,417	60,948	4.79
Total interest-bearing deposits	21,789,156	691,558	4.24	11,212,028	325,208	3.88
Warehouse facilities	1,586,955	76,731	6.46	3,093,592	139,513	6.03
Securitization debt	223,034	6,517	3.90	823,457	30,570	4.96
Other debt(2)	1,792,464	42,762	3.19	1,644,427	38,298	3.11
Total debt	3,602,453	126,010	4.67	5,561,476	208,381	5.01
Residual interests classified as debt	3,059	—	—	13,334	141	1.41
Total interest-bearing liabilities	25,394,668	817,568	4.30	16,786,838	533,730	4.25
Total noninterest-bearing liabilities	747,999			754,024
Total liabilities	26,142,667			17,540,862
Total temporary equity	160,187			320,374
Total permanent equity	5,734,618			5,260,987
Total liabilities, temporary equity and permanent equity	$32,037,472			$23,122,223

Net interest income(3)		$1,246,312			$872,099
Net interest margin(4)			5.76%			5.84%
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
Three Months. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, net interest income increased by $86.0 million, or 25%, and net interest margin decreased by 42 bps. Average interest-earning assets increased by 35%, and average yields decreased by 44 bps, while average interest-bearing liabilities increased by 39% and the average cost of interest-bearing liabilities decreased by 18 bps.
The increases in net interest income were primarily driven by (i) higher interest income from personal loans and student loans of $105.0 million, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods, (ii) interest-bearing deposits with banks of $4.9 million, which reflected our strong liquidity position in a rising interest rate environment, (iii) higher interest income from investment securities of $22.1 million primarily attributable to higher average balances, and (iv) lower interest expense on warehouse facilities and securitizations of $30.8 million primarily attributable to lower average balances, which is reflective of our continued funding mix shift towards deposit funding, and partially offset by higher interest rates incurred on our facilities which is reflective of the higher interest rate environment year over year. These items were partially offset by higher interest expense on deposits of $102.7 million attributable to a higher average balance and higher interest rates offered to our members.
Nine Months. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, net interest income increased by $374.2 million, or 43%, and net interest margin decreased by 8 bps. Average interest-bearing

SoFi Technologies, Inc.

liabilities increased by 51% and the average cost of interest-bearing liabilities increased by 5 bps, while average interest-earning assets increased by 45% and average yields increased by 12 bps.
The increases in net interest income were primarily driven by (i) higher interest income from personal loans and student loans of $522.0 million, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods, (ii) interest-bearing deposits with banks of $44.5 million, which reflected our strong liquidity position in a rising interest rate environment, (iii) higher interest income from investment securities of $43.5 million primarily attributable to higher average balances, and (iv) lower interest expense on warehouse facilities and securitizations of $86.8 million primarily attributable to lower average balances, which is reflective of our continued funding mix towards deposit funding, and partially offset by higher interest rates incurred on our facilities which is reflective of the higher interest rate environment year over year. These items were partially offset by higher interest expense on deposits of $366.4 million attributable to a higher average balance and higher interest rates offered to our members.
Analysis of Changes in Net Interest Income
The following table presents period-over-period changes in net interest income and the extent to which the variances are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$2,800	$2,068	$4,868	$31,064	$13,458	$44,522
Investment securities	16,142	5,914	22,056	33,967	9,535	43,502
Loans	164,326	(32,146)	132,180	561,313	8,714	570,027
Total interest income	183,268	(24,164)	159,104	626,344	31,706	658,051
Interest expense:
Interest-bearing deposits	100,263	2,466	102,729	335,978	30,372	366,350
Debt	(22,592)	(7,080)	(29,672)	(68,365)	(14,006)	(82,371)
Residual interests classified as debt	—	—	—	—	(141)	(141)
Total interest expense	77,671	(4,614)	73,057	267,613	16,225	283,838
Net interest income	$105,597	$(19,550)	$86,047	$358,731	$15,481	$374,213
___________________
(1)We calculate the changes in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
Noninterest Income and Net Revenue
The following table presents the components of our total noninterest income, as well as total net revenue:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loan origination, sales, and securitizations	$70,085	$75,385	$(5,300)	(7)%	$181,957	$288,883	$(106,926)	(37)%
Servicing	9,927	8,009	1,918	24%	23,560	29,803	(6,243)	(21)%
Technology products and solutions	90,896	81,856	9,040	11%	262,434	236,946	25,488	11%
Loan platform fees	55,641	9,066	46,575	514%	78,373	24,261	54,112	223%
Other	39,562	17,930	21,632	121%	148,098	55,393	92,705	167%
Total noninterest income	$266,111	$192,246	$73,865	38%	$694,422	$635,286	$59,136	9%
Total net revenue	$697,121	$537,209	$159,912	30%	$1,940,734	$1,507,385	$433,349	29%

SoFi Technologies, Inc.

Loan Platform Business
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loan platform fees(1)	$55,641	$9,066	$46,575	514%	$78,373	$24,261	$54,112	223%
Servicing(2)	5,517	549	4,968	905%	12,206	1,570	10,636	677%
Loan platform fees and servicing, total noninterest income	$61,158	$9,615	$51,543	536%	$90,579	$25,831	$64,748	251%
___________________
(1)Recorded within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income (loss), and the Financial Services reportable segment.
(2)Recorded within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income (loss), and the Lending reportable segment. Amounts reflect revenue from our servicing agreements on loans which we did not originate, excluding the impacts of changes in fair value inputs and assumptions on related servicing rights as they were immaterial for all periods presented.
Total Noninterest Income
Three Months. Total noninterest income increased by $73.9 million, or 38%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to: (i) growth in our Loan Platform Business of $51.5 million, composed of an increase of $46.6 million reported in loan platform fees related to revenue from loans that we originate on behalf of third parties for a fee ($42.4 million) and pre-qualified borrower referrals to third-party loan origination partners ($4.2 million), as well as a related increase in servicing income of $5.0 million; (ii) in loan origination, sales and securitizations, higher origination fees of $42.1 million, primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate; (iii) in other, an increase in interchange fee revenue of $12.7 million on higher volume; and (iv) in technology products and solutions, an increase in technology services fee revenue of $8.0 million driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as account growth.
These increases were partially offset by lower revenue in loan origination, sales and securitizations reflecting: (i) higher personal and student loan net charge-offs of $34.1 million, primarily driven by growth in the portfolios and elevated charge off rates; and (ii) a net decrease of $13.8 million related to the following: losses in the 2024 period compared to gains in the 2023 period on student loan, personal loan and risk retention interest rate swap positions due to decreases in interest rates during the 2024 period compared to increases during the 2023 period (a decrease of $342.7 million); fair value gains on student loans in the 2024 period compared to losses during the 2023 period which were primarily impacted by higher aggregate average unpaid principal balance (an increase of $169.0 million); and higher fair value gains on personal loans which were primarily impacted by lower discount rate assumptions and higher aggregate average unpaid principal balance (an increase of $159.9 million).
Nine Months. Total noninterest income increased by $59.1 million, or 9%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to: (i) in loan origination, sales and securitizations, higher origination fees of $196.7 million primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate; (ii) growth in our Loan Platform Business of $64.7 million composed of an increase of $54.1 million reported in loan platform fees related to revenue from loans that we originate on behalf of third parties ($42.5 million) and pre-qualified borrower referrals to third-party loan origination partners ($11.6 million), as well as a related increase in servicing income of $10.6 million; (iii) in other, a gain on extinguishment of debt of $62.5 million and an increase in interchange fee revenue of $23.3 million on higher volume; and (iv) in technology products and solutions, an increase in technology services fee revenue of $25.7 million driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as account growth.
These increases were partially offset by lower revenue in loan origination, sales and securitizations reflecting: (i) higher personal and student loan net charge-offs of $175.8 million, primarily driven by growth in the portfolios and elevated charge off rates; and (ii) a net decrease of $114.5 million related to the following: lower gains on student loan, personal loan and risk retention interest rate swap positions primarily driven by larger increases in interest rates in the 2023 period compared to mixed rate movement during the 2024 period (a decrease of $154.6 million); lower fair value gains on personal loans, which were primarily impacted by higher prepayment rate assumptions (a decrease of $107.3 million); and higher fair value gains on student loans, which were primarily impacted by lower discount rate assumptions and higher aggregate average unpaid

SoFi Technologies, Inc.

principal balance (an increase of $147.4 million). In addition, servicing income decreased $16.8 million primarily related to unfavorable changes in valuation inputs and assumptions for personal loans and student loans, which was primarily attributable to increased discount rate and prepayment rate assumptions, respectively, during 2024.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Technology and product development	$139,714	$125,698	$14,016	11%	$402,801	$369,602	$33,199	9%
Sales and marketing	214,904	186,719	28,185	15%	567,032	544,695	22,337	4%
Cost of operations	123,714	98,258	25,456	26%	333,478	276,051	57,427	21%
General and administrative	148,921	124,457	24,464	20%	439,167	379,326	59,841	16%
Goodwill impairment	—	247,174	(247,174)	(100)%	—	247,174	(247,174)	(100)%
Provision for credit losses	6,013	21,831	(15,818)	(72)%	24,835	42,853	(18,018)	(42)%
Total noninterest expense	$633,266	$804,137	$(170,871)	(21)%	$1,767,313	$1,859,701	$(92,388)	(5)%
Three Months. Total noninterest expense decreased by $170.9 million, or 21%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by: (i) goodwill impairment of $247.2 million in 2023 related to the Galileo and Technisys reporting units; and (ii) a decrease in provision for credit losses of $15.8 million primarily related to credit card, see “Provision for Credit Losses”.
These decreases were partially offset by: (i) in sales and marketing, increases in direct member incentives, advertising and marketing expenditures, and lead generation costs of $36.2 million primarily related to our Financial Services segment as we continue to drive expansion of our SoFi Money product and our Loan Platform Business; (ii) higher employee compensation and benefits of $26.3 million primarily reported in general and administrative and cost of operations, which was attributable to increases in headcount and salary to support our growth and impacts of the inflationary environment; (iii) increases in amortization of purchased and internally-developed software, and tools and subscriptions costs of $15.5 million, primarily reported in technology and product development, reflective of continued investments in technology; (iv) increases in professional services costs of $9.0 million, primarily reported in cost of operations and general and administrative ; (v) in cost of operations, an increase in product fulfillment costs of $10.6 million, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform ; and (vi) in general and administrative, amortization of premiums on a credit default swap of $7.1 million related to our student loans during the 2024 period.
Nine Months. Total noninterest expense decreased by $92.4 million, or 5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by: (i) goodwill impairment of $247.2 million in 2023 related to the Galileo and Technisys reporting units; and (ii) decreases in provision for credit losses of $18.0 million primarily related to credit card, see “Provision for Credit Losses”.
These decreases were partially offset by: (i) in sales and marketing, increases in direct member incentives, advertising and marketing expenditures, and lead generation costs of $49.5 million primarily related to our Financial Services and Lending segments; (ii) increases in amortization of purchased and internally-developed software, and tools and subscriptions costs of $45.4 million, primarily reported in technology and product development, reflective of continued investments in technology; iii) increases in professional services costs of $35.2 million, primarily reported in general and administrative and cost of operations; (iv) in general and administrative, amortization of premiums on a credit default swap of $23.2 million related to our student loans during the 2024 period; (v) primarily in cost of operations, an increase in product fulfillment costs of $29.1 million, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform; and (vi) higher employee compensation and benefits of $13.7 million, which was attributable to increases in headcount and salary related to support of our growth and impacts of the inflationary environment, partially offset by decreases in share-based compensation expense and restructuring charges during the first quarter of 2023.

SoFi Technologies, Inc.

Provision for Credit Losses
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	September 30, 2024	September 30, 2023
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$48,419	$51,923
Loans held for investment, at amortized cost(1)	1,457,125	407,693
Ratio(2)	3.32%	12.74%
__________________
(1)Loans outstanding balance excludes accrued interest.
(2)The decrease in the ratio was primarily attributable to growth in secured loans, for which we did not recognize an allowance for credit losses, as well as a decrease in the allowance for credit losses related to credit card on improved delinquencies.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	September 30, 2024		September 30, 2023
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$46,051	22%	$50,055	72%
Commercial and consumer banking	2,368	10%	1,868	28%
Secured loans(2)	—	68%	—	—%
Total	$48,419	100%	$51,923	100%
__________________
(1)Loans outstanding balances exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of September 30, 2024, based on this evaluation we did not recognize an allowance for credit losses on our secured loan.

Analysis of Charge-offs
The following table presents information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)	Ratio(4)	Average Loans(1)	Net Charge-offs(2)(3)	Ratio(4)
Personal loans	$16,680,744	$147,554	3.52%	$13,895,181	$120,372	3.44%
Student loans	7,508,433	12,963	0.69%	5,662,842	5,432	0.38%
Home loans	78,320	—	—%	80,614	—	—%
Secured loans	1,896,354	—	—%	—	—	—%
Credit card	273,947	9,481	13.77%	247,694	11,127	17.82%
Commercial and consumer banking	151,382	21	0.06%	110,239	8	0.03%
Total loans	$26,589,180	$170,019	2.54%	$19,996,570	$136,939	2.72%

SoFi Technologies, Inc.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)	Ratio(4)	Average Loans(1)	Net Charge-offs(2)(3)	Ratio(4)
Personal loans	$16,106,495	$433,775	3.60%	$11,731,420	$278,778	3.18%
Student loans	7,152,682	34,384	0.64%	5,375,562	15,432	0.38%
Home loans	65,465	—	—%	75,002	—	—%
Secured loans	1,065,438	—	—%	—	—	—%
Credit card	273,103	31,061	15.19%	230,849	31,713	18.37%
Commercial and consumer banking	140,429	50	0.05%	107,684	5	0.01%
Total loans	$24,803,612	$499,270	2.69%	$17,520,517	$325,928	2.49%
___________________
(1)Average balances were calculated on daily carrying balances.
(2)Net charge-offs include both credit- and certain non-credit-related charge-offs. Non-credit related charge-offs, which primarily relate to alleged or potential fraud, occur occasionally in our business and are impacted by factors different from our credit related charge-offs. Non-credit related charge-offs were immaterial for all periods presented.
(3)Net charge-offs related to personal, student and home loans are generally recorded in noninterest income - Loan origination, sales, and securitizations as part of the respective loans total change in fair value. Net charge-offs related to credit card and commercial and consumer banking are considered as part of the allowance for credit losses and noninterest expense- provision for credit losses.
(4)Net charge-off ratio is calculated as net charge-offs divided by average loans.
For the three months ended September 30, 2024, the total net charge-off ratio was 2.54%, a decrease of 18 bps compared with the three months ended September 30, 2023. The decrease in the total net charge-off ratio was primarily due to a lower credit card net charge-off ratio reflective of improvement in delinquency rates (total credit card delinquency rate was 5.3%, down approximately 170 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, as well as secured loan originations ($992.0 million as of September 30, 2024 compared to none in the comparative period), partially offset by a higher student loan net charge-off ratio which was impacted by the end of the federal student loan payment moratorium on August 30, 2023. Total net charge-offs of $170.0 million increased $33.1 million from the comparable period primarily due to higher personal loans charge-offs of $27.2 million and student loans charge-offs of $7.5 million reflecting growth in the portfolios, seasoning of vintages and the impact of the end of the federal student loan payment moratorium. This increase in charge-offs was partially offset by lower credit card charge-offs of $1.6 million as a result of tighter underwriting standards and risk mitigation actions, despite growth in the credit card portfolio.
For the nine months ended September 30, 2024, the total net charge-off ratio was 2.69%, an increase of 20 bps compared with the nine months ended September 30, 2023, and total net charge-offs were $499.3 million, an increase of $173.3 million from the comparable period. The increases to the net charge-off ratio and net charge-offs were primarily driven by higher personal loan amounts of $155.0 million and 42 bps, respectively, and higher student loan amounts of $19.0 million and 26 bps, respectively. These increases reflect growth in the portfolios, seasoning of vintages and credit normalization, along with the impact of the end of the student loan payment moratorium. These increases were partially offset by lower credit card net charge-offs and net charge-off ratio on improved delinquency rates as a result of tighter underwriting standards and risk mitigation actions, and secured loan originations.
Provision for Credit Losses

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Credit Card	$6,126	$21,821	$(15,695)	(72)%	$24,727	$42,658	$(17,931)	(42)%
Commercial and consumer banking	(113)	10	(123)	n/m	108	195	(87)	(45)%
Total	$6,013	$21,831	$(15,818)	(72)%	$24,835	$42,853	$(18,018)	(42)%
The provision for credit losses was $6.0 million for the three months ended September 30, 2024, reflecting net charge-offs of $9.5 million and an allowance release of $3.5 million. Net charge-offs of $9.5 million decreased $1.6 million compared to the three months ended September 30, 2023, driven by lower credit card charge-offs primarily due to improved delinquency rate (total credit card delinquency rate was 5.3%, down approximately 170 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions. The allowance release of $3.5 million was also primarily in credit card, reflecting improved credit quality of the portfolio, including higher borrower FICO scores. The prior year provision was $21.8 million, reflecting net charge-offs of $11.1 million and an allowance increase of $10.7 million.

SoFi Technologies, Inc.

The provision for credit losses was $24.8 million for the nine months ended September 30, 2024, reflecting net charge-offs of $31.1 million and an allowance release of $6.3 million. Net charge-offs of $31.1 million were down $0.7 million compared to the nine months ended September 30, 2023 driven by lower credit card charge-offs primarily due to improved delinquency rates. The net allowance release of $6.3 million was also primarily in credit card, reflecting improved credit quality of the portfolio. The prior year provision was $42.9 million, reflecting net charge-offs of $31.7 million and an allowance increase of $11.2 million.
Income Taxes
For the three and nine months ended September 30, 2024, we recorded income tax expense of $3.1 million and $7.2 million, respectively. For the three and nine months ended September 30, 2023, we recorded income tax benefit of $0.2 million and $3.7 million, respectively. Our income tax positions in both the 2024 and 2023 periods were impacted by income tax expenses associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Our income tax benefit position in the 2023 period was primarily attributable to income tax benefits from foreign losses in jurisdictions in Latin America with net deferred tax liabilities.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance (e.g., the results of recent operations and future forecasts). As a result of our recent performance, there is a reasonable possibility that a portion of our valuation allowance is no longer needed in future periods. A release of the valuation allowance will result in a material tax benefit recognized in the quarter of the release. Such a potential benefit has not been included in our earnings guidance as furnished in our Form 8-K with the SEC on October 29, 2024.

SoFi Technologies, Inc.

Summary Results by Segment

Contribution profit (loss) is the primary measure of segment-level profit and loss that, along with our key business metrics, is used by management to evaluate our business, measure our performance, identify trends and make strategic decisions. Contribution profit (loss) is defined as total net revenue for each reportable segment less expenses directly attributable to the reportable segment and, in the case of our Lending segment, adjusted for fair value adjustments attributable to assumption changes associated with our servicing rights and residual interests classified as debt. See the sections entitled “Consolidated Results of Operations” and “Summary Results by Segment” for discussion and analysis of these key financial measures.
Lending Segment
In the table below, we present certain metrics and financial information related to our Lending segment:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
Metric	2024	2023	Change	% Change	2024	2023	Change	% Change
Total products (number, as of period end)	1,890,761	1,593,906	296,855	19%	1,890,761	1,593,906	296,855	19%
Origination volume ($ in thousands, during period)
Personal loans(1)	$4,892,040	$3,885,967	$1,006,073	26%	$12,363,036	$10,578,306	$1,784,730	17%
Student loans	943,584	919,330	24,254	3%	2,431,782	1,840,070	591,712	32%
Home loans	489,767	355,698	134,069	38%	1,242,851	688,608	554,243	80%
Total	$6,325,391	$5,160,995	$1,164,396	23%	$16,037,669	$13,106,984	$2,930,685	22%
Loans with a balance (number, as of period end)(2)	1,170,999	967,851	203,148	21%	1,170,999	967,851	203,148	21%
Average loan balance ($, as of period end)(2)
Personal loans	$25,063	$24,221	$842	3%	$25,063	$24,221	$842	3%
Student loans(3)	42,713	44,828	(2,115)	(5)%	42,713	44,828	(2,115)	(5)%
Home loans	283,948	285,773	(1,825)	(1)%	283,948	285,773	(1,825)	(1)%
__________________
(1)Inclusive of origination volume related to our Loan Platform Business. For the three and nine months ended September 30, 2024, we originated $1.0 billion of personal loans on behalf of third parties. We did not originate any loans on behalf of third parties during the 2023 periods presented.
(2)Loans with a balance and average loan balance include loans on our balance sheet, as well as transferred loans and referred loans with which we have a continuing involvement through our servicing agreements.
(3)In-school loans carry a lower average balance than student loan refinancing products.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Lending segment.
Origination Volume
We refer to the aggregate dollar amount of loans originated through our platform in a given period as origination volume. Origination volume is an indicator of the size and health of our Lending segment and an indicator (together with the relevant loan characteristics, such as interest rate and prepayment and default expectations) of revenues and profitability. We also originate and sell loans in support of our Loan Platform Business, through which we provide lending related services to third-party partners. We maintain the same lending relationship with borrowers across all loans that we originate, inclusive of those originated on behalf of a third-party partner and as such, reflect these products within our Lending segment total products. Changes in origination volume are driven by the addition of new members and existing members, the latter of which at times will either refinance into a new SoFi loan or secure an additional, concurrent loan, as well as macroeconomic factors impacting consumer spending and borrowing behavior.
Since the profitability of the Lending segment is largely correlated with origination volume, management relies on origination volume trends to assess the need for external financing to support the Financial Services segment and the expense budgets for unallocated expenses.

SoFi Technologies, Inc.

Personal Loans. During the three and nine months ended September 30, 2024, total personal loan origination volume increased by 26% and 17%, respectively, relative to the corresponding 2023 periods, inclusive of a $1.0 billion increase related to personal loans originated on behalf of third parties during the third quarter of 2024 in support of our Loan Platform Business. Overall increases in origination volume were primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment during 2023 that has remained elevated through the third quarter of 2024.
Student Loans. During the three and nine months ended September 30, 2024, student loan origination volume increased by 3% and 32%, respectively, relative to the corresponding 2023 periods, as demand for student loan refinancing products increased after the resumption of principal and interest payments on federally-held student loans as borrowers looked to refinance at a lower rate or, given the high interest rate environment, to extend the loan term. Demand for student loan refinancing products during the prior year was affected by the unfavorable impact of the suspension of principal and interest payments on federally-held student loans through August 30, 2023 and the expectation of debt cancellation for certain federal student loan borrowers which was struck down by the U.S. Supreme Court in June 2023, combined with a continued rising interest rate environment in 2023.
Home Loans. During the three and nine months ended September 30, 2024, home loan origination volume increased by 38% and 80%, respectively, relative to the corresponding 2023 periods. Our home loan origination volume increased notably beginning in the second quarter of 2023 and throughout 2024, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham. In addition, interest rates began to decline in the third quarter of 2024, which tends to raise demand for home loans overall as well as shift demand towards refinance originations from purchase originations.
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
In the table below, we present additional information related to our lending products:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Overall weighted average origination FICO	750	751	750	750
Personal Loans(1)
Weighted average origination FICO	746	744	746	745
Weighted average interest rate earned(2)	13.28%	13.57%	13.39%	13.20%
Interest income recognized	$526,702	$452,771	$1,531,533	$1,103,979
Sales of loans	$1,462,748	$15,006	$3,924,970	$65,019
Student Loans
Weighted average origination FICO	765	781	766	775
Weighted average interest rate earned(2)	5.75%	5.17%	5.67%	5.01%
Interest income recognized	$103,160	$72,081	$290,985	$196,510
Sales of loans	$—	$—	$294,187	$96,678
Home Loans
Weighted average origination FICO	764	755	757	756
Weighted average interest rate earned(2)	8.82%	5.67%	8.60%	5.51%
Interest income recognized	$1,705	$1,276	$4,167	$3,441
Sales of loans	$504,211	$333,843	$1,229,650	$678,136
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the three and nine months ended September 30, 2024, included $1.0 billion related to loans originated on behalf of third parties. We did not originate any loans on behalf of third parties during the 2023 periods presented.
(2)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the unpaid principal balances of loans outstanding during the period, which are impacted by loan holding periods as well as interest rates charged to borrowers. Weighted average interest rate earned was determined on a daily basis.

SoFi Technologies, Inc.

Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$316,268	$265,215	$51,053	19%	$862,016	$698,147	$163,869	23%
Noninterest income	79,977	83,758	(3,781)	(5)%	205,410	319,348	(113,938)	(36)%
Total net revenue	396,245	348,973	47,272	14%	1,067,426	1,017,495	49,931	5%
Servicing rights – change in valuation inputs or assumptions(1)	(4,362)	(7,420)	3,058	(41)%	(11,242)	(28,105)	16,863	(60)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	9	928	(919)	(99)%	83	415	(332)	(80)%
Directly attributable expenses	(152,964)	(138,525)	(14,439)	10%	(411,682)	(392,642)	(19,040)	5%
Contribution profit	$238,928	$203,956	$34,972	17%	$644,585	$597,163	$47,422	8%
Adjusted net revenue – Lending(3)	$391,892	$342,481	$49,411	14%	$1,056,267	$989,805	$66,462	7%
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
Net interest income
Net interest income in our Lending segment increased by $51.1 million, or 19%, and by $163.9 million, or 23%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. This was primarily attributable to (i) increases in aggregate average personal loan unpaid principal balances of $2.5 billion (19%) and $4.1 billion (37%), respectively, combined with higher weighted average interest rates for the nine month period, and partially offset by lower weighted average interest rates for the three month period, and (ii) increases in aggregate average student loan unpaid principal balances of $1.6 billion (29%) and $1.6 billion (31%), respectively, combined with a higher weighted average interest rate for both periods. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods. Interest expense associated with funding our lending activities increased by $81.0 million, or 31%, and $402.3 million, or 66%, for the three and nine-month year over year periods, respectively, primarily due to higher average loan balances as well as the sharp increases in benchmark rates which are reflective of the higher interest rate environment during 2023 and persisting in 2024.
Noninterest income
Noninterest income in our Lending segment decreased by $3.8 million, or 5%, and decreased by $113.9 million, or 36%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. For the three and nine month periods, the decrease was primarily attributable to lower loan origination, sales, and securitizations income of $5.3 million and $106.9 million, respectively.

SoFi Technologies, Inc.

Loan Origination, Sales, and Securitizations
The following table presents the components of noninterest income—loan origination, sales, and securitizations:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$392,871	$60,096	$332,775	554%	$376,929	$329,759	$47,170	14%
Economic derivative hedges of loan fair values	(267,731)	81,196	(348,927)	n/m	7,296	168,882	(161,586)	(96)%
Other derivative instruments(2)	(5,603)	2,180	(7,783)	n/m	(2,607)	4,443	(7,050)	n/m
Loan origination fees	98,501	56,394	42,107	75%	270,286	73,577	196,709	267%
Loan write-off expense(3)	(159,889)	(125,804)	(34,085)	27%	(467,466)	(291,652)	(175,814)	60%
Loan repurchase (expense) benefit(4)	2,537	(515)	3,052	n/m	(1,910)	(243)	(1,667)	686%
Other	9,403	1,845	7,558	410%	(556)	4,143	(4,699)	n/m
Loan origination, sales, and securitizations noninterest income	$70,089	$75,392	$(5,303)	(7)%	$181,972	$288,909	$(106,937)	(37)%
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
(2)Includes gains (losses) on IRLCs and interest rate caps. Also includes gains (losses) related to credit derivatives for the 2024 periods, as well as gains (losses) on purchase price earn-out during the nine month 2023 period.
(3)For the three months ended September 30, 2024 and 2023, includes gross write-offs of $182.8 million and $145.7 million, respectively. Total recoveries were $22.9 million and $19.9 million, respectively, of which $17.1 million and $14.1 million, respectively, were captured via loan sales to a third-party collection agency. For the nine months ended September 30, 2024 and 2023, includes gross write-offs of $545.9 million and $342.9 million, respectively. Total recoveries were $78.4 million and $51.2 million, respectively, of which $60.9 million and $32.5 million, respectively, were captured via loan sales to a third-party collection agency.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information.
Three Months. The decrease in loan origination, sales, and securitizations income of $5.3 million was primarily driven by: (i) losses in the 2024 period compared to gains in the 2023 period on student loan, personal loan and risk retention interest rate swap positions due to decreases in interest rates during the 2024 period compared to increases during the 2023 period ($342.7 million); and (ii) higher personal and student loan write-offs in the 2024 period, primarily driven by longer loan holding periods and elevated charge off rates ($34.1 million). These decreases were partially offset by: (i) fair value gains on student loans in the 2024 period compared to losses during the 2023 period which were primarily impacted by higher aggregate average unpaid principal balance ($169.0 million); (ii) higher fair value gains on personal loans which were primarily impacted by lower discount rate assumptions as well as higher aggregate average unpaid principal balance ($159.9 million); and (iii) higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate ($42.1 million).
Nine Months. The decrease in loan origination, sales, and securitizations income of $106.9 million was primarily driven by: (i) higher personal loan as well as student loan write-offs in the 2024 period, primarily driven by longer loan holding periods and elevated charge off rates ($175.8 million); (ii) lower gains on student loan, personal loan and risk retention interest rate swap positions primarily driven by larger increases in interest rates in the 2023 period compared to mixed rate movement during the 2024 period ($154.6 million); and (iii) lower fair value gains on personal loans, which were primarily impacted by higher prepayment rate assumptions ($107.3 million). These decreases were partially offset by: (i) higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate ($196.7 million); and (ii) higher fair value gains on student loans, which were primarily impacted by lower discount rate assumptions and higher aggregate average unpaid principal balance ($147.4 million).
Servicing
We own the master servicing on all of the servicing rights that we retain and, in each case, recognize the gross servicing rate applicable to each serviced loan. Sub-servicers are utilized for all serviced student loans and home loans, which

SoFi Technologies, Inc.

represents a cost to SoFi, but these arrangements do not impact our calculation of the weighted average basis points earned for each loan type serviced. Further, there is no impact on servicing income due to forbearance and moratoriums on certain debt collection activities, and there are no waivers of late fees. The table below presents information related to our loan servicing activities:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Servicing income recognized
Personal loans(1)	$30,575	$5,048	$25,527	506%	$63,120	$17,234	$45,886	266%
Student loans	5,711	6,219	(508)	(8)%	17,311	19,235	(1,924)	(10)%
Home loans	4,459	3,721	738	20%	12,787	11,052	1,735	16%
Servicing rights fair value change
Personal loans(1)	$7,388	$(1,998)	$9,386	n/m	$108,988	$(9,943)	$118,931	n/m
Student loans	(4,254)	(4,788)	534	(11)%	(5,130)	(2,238)	(2,892)	129%
Home loans	1,664	3,777	(2,113)	(56)%	11,800	4,981	6,819	137%
___________________
(1)Increases during the 2024 periods were primarily attributable to higher loan sales.

Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Direct advertising	$51,587	$49,477	$2,110	4%	$152,182	$142,843	$9,339	7%
Lead generation	40,376	35,229	5,147	15%	97,385	90,303	7,082	8%
Compensation and benefits	34,162	31,136	3,026	10%	93,041	87,242	5,799	7%
Loan origination and servicing costs	14,464	12,307	2,157	18%	37,075	35,676	1,399	4%
Professional services	3,776	1,650	2,126	129%	8,931	6,610	2,321	35%
Intercompany technology platform expenses	1,342	300	1,042	347%	2,222	512	1,710	334%
Other(1)	7,257	8,426	(1,169)	(14)%	20,846	29,456	(8,610)	(29)%
Directly attributable expenses	$152,964	$138,525	$14,439	10%	$411,682	$392,642	$19,040	5%
___________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third-party loan fraud (net of related insurance recoveries).
Lending segment directly attributable expenses for the three and nine months ended September 30, 2024 increased by $14.4 million, or 10%, and $19.0 million, or 5%, respectively, compared to the same periods in 2023, primarily due to: (i) an increase in direct advertising primarily related to online and digital advertising, partially offset by decreases in direct mail advertising, (ii) an increase in student and personal loan lead generation channels, (iii) an increase in allocated compensation and related benefits, which reflected increases in average compensation in 2024, and (iv) a decline in other expenses, primarily related to third-party loan fraud and tools and subscriptions.

SoFi Technologies, Inc.

Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. The following table summarizes our current whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Personal loans
Fair value of consideration received:
Cash	$374,818	$15,098	$2,011,381	$66,571
Receivable	2,252	—	5,288	—
Servicing assets recognized	22,290	767	126,311	1,655
Repurchase liabilities recognized	(1,275)	(45)	(7,256)	(405)
Total consideration	398,085	15,820	2,135,724	67,821
Aggregate unpaid principal balance and accrued interest of loans sold	377,257	15,098	2,016,721	65,420
Realized gain	$20,828	$722	$119,003	$2,401
Sale execution(1)(2)	105.9%	105.1%	106.3%	104.3%
Student loans
Fair value of consideration received:
Cash	$—	$—	$310,331	$98,624
Servicing assets recognized	—	—	8,249	2,792
Repurchase liabilities recognized	—	—	(46)	(16)
Total consideration	—	—	318,534	101,400
Aggregate unpaid principal balance and accrued interest of loans sold	—	—	303,578	99,916
Realized gain	$—	$—	$14,956	$1,484
Sale execution(1)	—%	—%	104.9%	101.5%
Home loans
Fair value of consideration received:
Cash	$513,487	$331,364	$1,243,195	$676,235
Servicing assets recognized	4,430	3,376	10,652	7,133
Repurchase liabilities recognized	(890)	(468)	(2,029)	(1,315)
Total consideration	517,027	334,272	1,251,818	682,053
Aggregate unpaid principal balance and accrued interest of loans sold	504,694	333,951	1,230,251	678,561
Realized gain	$12,333	$321	$21,567	$3,492
Sale execution(1)	102.6%	100.2%	101.9%	100.7%
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
(2)Sales execution excludes net origination fees (costs), which are recognized in earnings at the time of origination. Personal loans sold during the three and nine months of 2024 had related net origination fees (costs) of $8.7 million and $26.8 million, respectively. Sales execution, for the respective periods, including these net origination fees (costs) would be 108.2% and 107.6%. Personal loans sold during the three and nine months of 2023 had related origination (costs) of $(0.02) million and $(0.09) million, respectively, and no origination fees for either period. Sales execution, for the respective periods, including these origination (costs) would be 104.9% and 104.1%, respectively.

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales during the three and nine months ended September 30, 2024. There were no delinquent whole loan sales during the three and nine months ended September 30, 2023.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Personal loans
Fair value of consideration received:
Cash	$6,481	$17,030
Servicing assets recognized	5,676	13,960
Repurchase liabilities recognized	(24)	(77)
Total consideration	12,133	30,913
Aggregate unpaid principal balance and accrued interest of loans sold(1)	85,363	225,224
Realized loss	$(73,230)	$(194,311)
Sale execution(2)	14.2%	13.8%
_____________________
(1) During the three and nine months ended September 30, 2024, includes $81.0 million and $212.9 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the three and nine months ended September 30, 2024, $50.3 million and $140.6 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the three and nine months ended September 30, 2024, and otherwise would have been charged off as of September 30, 2024 consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
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

In addition to the previously disclosed personal, student and home loan sale activity, we also sold a secured loan at par during the three and nine months ended September 30, 2024, which had an aggregate unpaid principal balance and accrued interest of $312.5 million.

Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2024 vs 2023
	September 30, 2024	September 30, 2023	Change	% Change
Total accounts	160,179,299	136,739,131	23,440,168	17%
See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$629	$573	$56	10%	$1,685	$573	$1,112	194%
Noninterest income	101,910	89,350	12,560	14%	290,658	254,860	35,798	14%
Total net revenue	102,539	89,923	12,616	14%	292,343	255,433	36,910	14%
Directly attributable expenses	(69,584)	(57,732)	(11,852)	21%	(197,495)	(191,231)	(6,264)	3%
Contribution profit	$32,955	$32,191	$764	2%	$94,848	$64,202	$30,646	48%

SoFi Technologies, Inc.

Net interest income
Net interest income in our Technology Platform segment of $0.6 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, relates to interest income earned on segment cash balances, which we began recording within the Technology Platform segment in the third quarter of 2023. Prior period amounts were determined to be immaterial, and presented within Corporate/Other.
Noninterest income
Noninterest income in our Technology Platform segment increased by $12.6 million, or 14%, and $35.8 million, or 14%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase was primarily attributable to growth in technology services fees of $8.0 million and $25.7 million for the three and nine month year over year periods, respectively, driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as account growth. Noninterest income also included $9.9 million and $25.2 million of intercompany revenue for the three and nine months ended September 30, 2024, respectively, compared to $7.0 million and $15.6 million for the three and nine months ended September 30, 2023, respectively. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2024 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Compensation and benefits	$38,127	$34,155	$3,972	12%	$109,814	$112,201	$(2,387)	(2)%
Product fulfillment	15,501	11,784	3,717	32%	44,077	34,332	9,745	28%
Tools and subscriptions	7,757	6,085	1,672	27%	20,739	19,931	808	4%
Professional services	3,663	3,664	(1)	—%	9,585	10,841	(1,256)	(12)%
Other(1)	4,536	2,044	2,492	122%	13,280	13,926	(646)	(5)%
Directly attributable expenses	$69,584	$57,732	$11,852	21%	$197,495	$191,231	$6,264	3%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing, data center costs and accounts receivable write offs.
Technology Platform segment directly attributable expenses increased by $11.9 million, or 21%, and $6.3 million, or 3%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. For the three month period, the increase was primarily attributable to an increase in compensation and benefits expense, which reflected an increase in average compensation in the 2024 period, and an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform. For the nine month period, the increase was primarily attributable to an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform, partially offset by a decrease in compensation and benefits expense which reflected a decrease in average headcount year over year.
Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

			2024 vs. 2023
	September 30, 2024	September 30, 2023	Change	% Change
Total products	11,759,969	8,853,900	2,906,069	33%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” and “Business Overview” for a further discussion of this measure as it relates to our Financial Services segment.

SoFi Technologies, Inc.

Financial Services Segment Results of Operations
The following table presents the measure of contribution profit (loss) for the Financial Services segment:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$154,143	$93,101	$61,042	66%	$413,085	$225,775	$187,310	83%
Noninterest income	84,165	25,146	59,019	235%	151,906	71,625	80,281	112%
Total net revenue	238,308	118,247	120,061	102%	564,991	297,400	267,591	90%
Directly attributable expenses	(138,550)	(114,987)	(23,563)	20%	(372,839)	(322,722)	(50,117)	16%
Contribution profit (loss)	$99,758	$3,260	$96,498	n/m	$192,152	$(25,322)	$217,474	n/m
Net interest income
Net interest income in our Financial Services segment increased by $61.0 million, or 66%, and $187.3 million, or 83%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, which was primarily attributable to an increase of $62.4 million and $192.2 million, respectively, in net interest income earned on our deposits which includes interest income based on our FTP framework (which eliminates in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank, as well as the impact of higher interest rates offered to members.
Noninterest income
The table below presents revenue from contracts with customers disaggregated by type of service, as well as a reconciliation of total revenue from contracts with customers to total noninterest income for the Financial Services segment.

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Referrals, loan platform business(1)	$13,283	$9,066	$4,217	47%	$35,865	$24,261	$11,604	48%
Referrals, other(2)	1,960	917	1,043	114%	5,732	3,571	2,161	61%
Interchange(2)	18,771	6,029	12,742	211%	45,230	21,961	23,269	106%
Brokerage(2)	5,651	6,084	(433)	(7)%	15,645	16,187	(542)	(3)%
Other(2)(3)	565	1,395	(830)	(59)%	2,146	2,230	(84)	(4)%
Total revenue from contracts with customers(4)	40,230	23,491	16,739	71%	104,618	68,210	36,408	53%
Loan platform business, other(1)	42,358	—	42,358	n/m	42,508	—	42,508	n/m
Other sources of revenue(5)	1,577	1,655	(78)	(5)%	4,780	3,415	1,365	40%
Total Financial Services noninterest income	$84,165	$25,146	$59,019	235%	$151,906	$71,625	$80,281	112%
_____________________
(1) Presented within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income (loss).
(2) Presented within noninterest income—other in the condensed consolidated statements of operations and comprehensive income (loss).
(3) Includes revenues from enterprise services and equity capital markets services.
(4) See Note 3. Revenue to the Notes to Condensed Consolidated Financial Statements for additional information.
(5) Presented within noninterest income—other, noninterest income—servicing and noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income (loss).
Noninterest income in our Financial Services segment increased by $59.0 million, or 235%, and $80.3 million, or 112%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to: (i) growth in our Loan Platform Business of $46.6 million and $54.1 million, respectively, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners;

SoFi Technologies, Inc.

and (ii) an increase in interchange fees of $12.7 million and $23.3 million, respectively , which coincided with increased credit card and debit card transactions.
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment's contribution profit (loss) were as follows:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Compensation and benefits	$32,596	$29,530	$3,066	10%	$97,410	$90,697	$6,713	7%
Member incentives	19,986	15,767	4,219	27%	61,655	39,084	22,571	58%
Product fulfillment	19,258	12,909	6,349	49%	53,055	34,779	18,276	53%
Lead generation	20,164	6,220	13,944	224%	34,035	29,700	4,335	15%
Direct advertising	15,049	8,026	7,023	88%	30,236	36,667	(6,431)	(18)%
Provision for credit losses	6,008	21,831	(15,823)	(72)%	24,807	42,853	(18,046)	(42)%
Professional services	6,494	3,401	3,093	91%	15,760	7,541	8,219	109%
Intercompany technology platform expenses	5,140	3,794	1,346	35%	15,624	8,532	7,092	83%
Other(1)	13,855	13,509	346	3%	40,257	32,869	7,388	22%
Directly attributable expenses	$138,550	$114,987	$23,563	20%	$372,839	$322,722	$50,117	16%
___________________
(1)Other expenses primarily include operational product losses, third-party fraud expense, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Financial Services directly attributable expenses increased by $23.6 million, or 20%, and $50.1 million, or 16%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to: (i) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product; (ii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product; (iii) a net increase in direct advertising and lead generation costs for the three month period to expand our Loan Platform Business, and a net decrease for the nine month period related to efficient partnerships as we continue to drive expansion of our SoFi Money product, partially offset by increased costs related to our Loan Platform Business; (iv) a decrease in provision for credit losses primarily related to improvement in credit card delinquency rates, as well as (v) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2024 periods.
Corporate/Other Non-Reportable Segment
Non-segment operations are classified as Corporate/Other, which includes net revenues associated with corporate functions, non-recurring gains and losses from non-securitization investment activities, interest income and realized gains and losses associated with investments in AFS debt securities, and gains or losses on extinguishment of convertible debt, all of which are not directly related to a reportable segment. Net interest expense within Corporate/Other also reflects the financial impact of our capital management activities within the treasury function, which reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. The following table presents the measure of total net income (loss) for Corporate/Other:

	Three Months Ended September 30,		2024 vs 2023		Nine Months Ended September 30,		2024 vs 2023
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income (expense)	$(40,030)	$(13,926)	$(26,104)	187%	$(30,474)	$(52,396)	$21,922	(42)%
Noninterest income (loss)	59	(6,008)	6,067	n/m	46,448	(10,547)	56,995	n/m
Total net income (loss)	$(39,971)	$(19,934)	$(20,037)	101%	$15,974	$(62,943)	$78,917	n/m

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Reportable segments directly attributable expenses	$(361,098)	$(311,244)	$(982,016)	$(906,595)
Intercompany expenses	9,931	6,950	25,227	15,645
Expenses not allocated to segments:
Share-based compensation expense	(63,646)	(62,005)	(179,785)	(202,109)
Employee-related costs(1)	(77,176)	(63,728)	(207,346)	(181,147)
Depreciation and amortization expense	(51,791)	(52,516)	(149,953)	(147,967)
Goodwill impairment expense	—	(247,174)	—	(247,174)
Other corporate and unallocated expenses(2)	(89,486)	(74,420)	(273,440)	(190,354)
Total noninterest expense	$(633,266)	$(804,137)	$(1,767,313)	$(1,859,701)
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
We maintain a CALM policy that outlines specific requirements relating to the oversight of SoFi Technologies, Inc. (and its subsidiaries) capital planning, financial planning and forecasting, liquidity risk management, contingency funding planning, interest rate risk management, cash management and financial operations, among other activities. Oversight of these activities is the responsibility of our ALCO. The ALCO is comprised of a cross-functional leadership team that is responsible for managing our use of capital, liquidity, sources and uses of funding, and sensitivities to various market risks, by identifying key risks and exposures, monitoring them appropriately, establishing tolerances and limits, mitigating risks where appropriate, and facilitating timely responses to changes in the macroeconomic environment and liquidity events to work to ensure the Company has the ability to meet its obligations.
The following table summarizes our total liquidity reserves:

	September 30, 2024
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$2,354,965	n/a	$2,354,965
Investments in AFS debt securities(1)	1,318,330	n/a	1,318,330
Warehouse facilities(2)	7,530,000	1,332,640	6,197,360
Revolving credit facility(3)	645,000	498,300	146,700
FHLB advances(4)	185,594	25,200	160,394
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$12,083,889	$1,856,140	$10,227,749
___________________
(1)Excludes investments in AFS debt securities which are pledged as collateral to the FHLB.
(2)Includes personal loan, student loan and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of September 30, 2024, warehouse facility maturity dates

SoFi Technologies, Inc.

ranged from January 2025 through October 2027. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)As of September 30, 2024, the amount utilized under the revolving credit facility includes $12.3 million utilized to secure letters of credit. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of September 30, 2024, we had $159.7 million of investments in AFS debt securities and $51.6 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $185.6 million, of which $25.2 million was utilized to secure letters of credit.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of September 30, 2024 and December 31, 2023, time deposit balances due in less than one year totaled $1.4 billion and $2.6 billion, respectively. As of September 30, 2024 and December 31, 2023, the amount of uninsured deposits totaled $557.0 million and $348.1 million, respectively. As of September 30, 2024, approximately 98% of our total deposits were insured.
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
As of September 30, 2024, we had debt obligations and common stock outstanding.
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
We were in compliance with all covenants as of September 30, 2024.

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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of September 30, 2024, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of September 30, 2024, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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
The risk- and leverage-based capital ratios and amounts are presented below:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$4,044,118	17.1%	$3,331,616	17.3%	7.0%	6.5%
Tier 1 risk-based capital	4,044,118	17.1	3,331,616	17.3	8.5	8.0
Total risk-based capital	4,092,238	17.3	3,386,105	17.6	10.5	10.0
Tier 1 leverage	4,044,118	14.0	3,331,616	15.0	4.0	5.0
Risk-weighted assets	23,688,815		19,244,841
Quarterly adjusted average assets	28,797,726		22,273,285
SoFi Technologies
CET1 risk-based capital	$4,263,249	16.2%	$3,439,969	15.0%	7.0%	n/a
Tier 1 risk-based capital	4,263,249	16.2	3,439,969	15.0	8.5	n/a
Total risk-based capital	4,311,370	16.3	3,494,458	15.3	10.5	n/a
Tier 1 leverage	4,263,249	13.2	3,439,969	12.8	4.0	n/a
Risk-weighted assets	26,379,209		22,883,185
Quarterly adjusted average assets	32,219,128		26,782,318
____________________

SoFi Technologies, Inc.

(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of September 30, 2024 and December 31, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since September 30, 2024 that management believes would change the categorization.
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
Factors Affecting Liquidity
We are currently dependent on the success of our lending business. The primary drivers of operating cash flows related to our Lending segment are origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to access whole loan buyers, to sell our loans on favorable terms, to maintain adequate warehouse capacity at favorable terms, to access new deposits and grow existing deposits and to strategically manage our continuing financial interest in securitization-related transfers is critical to our growth strategy and our ability to have adequate liquidity to fund our balance sheet. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, the condition of the banking sector (such as bank failures or exposure to credit, market, operational, legal and reputational risks), competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the third quarter of 2024.
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

SoFi Technologies, Inc.

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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of September 30, 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Net cash used in operating activities	$(919,704)	$(6,979,198)
Net cash used in investing activities	(3,540,106)	(476,335)
Net cash provided by financing activities	3,813,743	8,906,046
Cash Flows from Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities of $919.7 million stemmed from net income of $166.2 million, an unfavorable change in our operating assets net of operating liabilities of $1.2 billion, and a positive adjustment for non-cash items of $146.9 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $13.6 billion during the period and also purchased loans of $21.7 million. These cash uses were partially offset by principal payments on loans of $7.0 billion and proceeds from loan sales of $5.3 billion.
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
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities of $3.5 billion was primarily attributable to $2.6 billion related to loan activities. Changes in loans held for investment was primarily a result of loan originations during the period of $4.3 billion, partially offset by principal payments on loans of $1.3 billion and proceeds from loan sales of $434.5 million, as well as net outflows related to credit cards of $30.7 million. Other cash uses included net purchases of $878.2 million related to our investments in AFS debt securities, $112.0 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and $20.6 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $69.5 million from our securitization investments.
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

SoFi Technologies, Inc.

cards, $77.1 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and $45.9 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $101.3 million from our securitization investments.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities of $3.8 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $5.7 billion and proceeds from the issuance of our 2029 convertible notes of $845.3 million. This was partially offset by our net change in debt facilities of $1.9 billion related to our warehouses, and debt repayments of $340.1 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. In addition, we had an outflow of $323.4 million related to the redemption of our Series 1 preferred stock in May 2024.
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
We are also the servicer for all trusts in which we hold a financial interest. As servicer, we may have the power to perform the activities which most impact the economic performance of the VIE, but since either we hold an insignificant financial interest in the trusts or rights held by other variable interest holders convey power, we are not the primary beneficiary. Further, we do not provide financial support beyond our initial equity investment, and our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to that initial investment. For a more detailed discussion of nonconsolidated VIEs, including related activity during the period, see Note 7. Securitization and Variable Interest Entities to the Notes to Condensed Consolidated Financial Statements.
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of September 30, 2024 compared to December 31, 2023 were principally attributed to the following:
•a decrease of $645.8 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in loans held for investment of $1.7 billion, primarily related to longer loan holding periods on student loans, and secured loans;
•an increase in loans held for sale of $1.9 billion, which was primarily related to personal loan originations;
•an increase in investments in AFS debt securities portfolio of $882.9 million. Our portfolio primarily consists of U.S. Treasury and agency mortgage-backed securities of high credit quality, utilized in our ongoing asset-liability management activities;
•an increase in deposits of $5.8 billion, which was primarily related to increased savings deposits from members; and

SoFi Technologies, Inc.

•a decrease of $1.9 billion in gross warehouse and risk retention facility debt as we continue to use our consumer deposit growth to replace higher cost of funding sources.

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
Based on this assessment, while management does not believe that the goodwill in any of the reporting units is impaired as of September 30, 2024, management has determined that it is more likely than not that the fair values of the Galileo and Technisys reporting units within the Technology Platform segment, with goodwill of $816.0 million and $522.6 million, respectively, are not substantially in excess of their carrying amounts.
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

SoFi Technologies, Inc.

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
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being originated with terms that provide a smaller interest rate spread above the financing terms of our warehouse facilities or above the interest rate we offer on deposits, which can negatively impact our realized net interest income. We manage and mitigate these risks using interest rate derivative hedges, our investment portfolio, and broader asset liability management activities. Our corporate Treasury group, under the supervision of our ALCO and Board Risk Management committees, centrally manages our interest rate risk. Our ALCO includes leadership from Treasury, Finance, Independent Risk Management, and Business Units. ALCO is responsible for identifying key risks and exposures, establishing tolerances and limits, monitoring them appropriately, and managing these risks. Risk management activities are conducted under the oversight of respective Board Risk Management committees.
Our primary metrics for the measurement and monitoring of interest rate risk (IRR) on a company-wide basis include Net Interest Income (NII) and fair value sensitivity. Additionally, we utilize Economic Value of Equity (EVE) as a longer term metric of interest rate risk. These interest rate risk metrics are calculated for a wide range of interest rate scenarios, and risk appetite limits have been established. The interest rate risk exposures and historical trends against risk limit scenarios are reported to our ALCO and EBRC.
The NII risk metric measures the change in net interest income under an interest rate shock relative to the forecasted baseline scenario over a 12 month horizon. Our baseline forecast takes into consideration the current balance sheet, projections of future business activity, and the market expectations of benchmark interest rates. The NII metric is driven by key modeling assumptions for both assets and liabilities. For assets, key assumptions include prepayment speeds, new lending origination volumes, and new lending origination pricing. For liabilities, key assumptions include forecasted deposit balances and deposit pricing betas.
Fair value sensitivities measure the interest rate sensitivity of balance sheet assets recorded at fair value which primarily consists of loans and securitization investments. Servicing rights and AFS securities in the investment portfolio are also measured as fair value sensitivities. The fair value sensitivity reflects the change in asset price due to an interest rate shock to the underlying benchmark discount rate. Key assumptions for the fair value sensitivity include conditional prepayment rates, annual default rates, and discount rates. Please refer to the Level 3 Significant Inputs in Note 12. Fair Value Measurements to the Notes to Condensed Consolidated Financial Statements for more details on these assumptions.

SoFi Technologies, Inc.

The following tables summarize the potential effect on (i) net interest income; and (ii) the change in fair value of interest rate sensitive financial assets recorded on our consolidated balance sheet, based upon a sensitivity analysis performed by management assuming a hypothetical, immediate and parallel increase and decrease in market interest rates of 100 and 200 basis points. While a relevant measure of the our interest rate exposure, this sensitivity analysis does not represent a forecast of our net interest income.

	Net Interest Income (Expense)
	September 30, 2024	December 31, 2023
Basis point change scenario
+200	$(117,117)	$(80,484)
+100	(53,195)	(33,942)
-100	44,479	42,855
-200	83,231	81,436

	Change in Fair Value
	September 30, 2024	December 31, 2023
Basis point change scenario
+200	$(1,003,553)	$(802,857)
+100	(512,946)	(409,956)
-100	540,363	438,486
-200	1,104,443	896,011
Our consolidated balance sheet is liability sensitive, given that liabilities are expected to reprice faster than assets resulting in higher net interest income in decreasing interest rate scenarios. The period over period change in sensitivity reflected in the tables above are attributed to changes in balance sheet composition and asset-liability management activities.
In addition to our net interest income and fair value sensitivity analysis above, we also utilize EVE as a longer term measure of interest rate risk. EVE is a point-in-time analysis of the sensitivity of the current balance sheet and off-balance sheet assets and liabilities that incorporates all cash flows over their estimated remaining lives. Due to this longer forecast, EVE only uses the current balance sheet and does not include assumptions related to future activities. Key modeling assumptions in the EVE metric include asset prepayment speeds, deposit pricing beta, and deposit decay rates.
The scenarios, methodologies and assumptions used in the IRR framework are periodically evaluated and enhanced in response to changes in the market environment, changes in our balance sheet composition, enhancements in our modeling and other factors. The identification and testing of key assumptions are influenced by market conditions and management views of key risks. IRR measurement across interest rate scenarios is driven by key modeling assumptions that influence the calculated exposures. Calibration of key assumptions is based upon a combination of factors including historical experience and management judgment. Key modeling assumptions are subject to periodic review and validation. In addition, sensitivity testing is performed on key assumptions by increasing and decreasing the modeling inputs relative to the base value and then comparing the resulting impact to the IRR exposure. Sensitivity testing is periodically reported to ALCO.
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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of September 30, 2024 based upon a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of September 30, 2024. Asset-backed bonds are excluded because they are

SoFi Technologies, Inc.

not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(114,678)	$114,678
Carrying value	(4,842)	4,842
Income (loss) before income taxes	(119,520)	119,520
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the nine months ended September 30, 2024. As of September 30, 2024, gross derivative asset and liability positions subject to master netting arrangements were $6.6 million and $47.8 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of September 30, 2024, we had total borrowing capacity under loan warehouse facilities of $7.5 billion, of which $1.3 billion was utilized. Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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

SoFi Technologies, Inc.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•higher than expected payment rates of loans have in the past and could in the future negatively impact our returns as the holder of the residual interests in securitization trusts;

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
We operate in rapidly evolving industries which may make it difficult to successfully identify risks to our business and evaluate our future prospects. In addition, in recent years, we have rapidly expanded our operations to include or expand, among other things, deposit accounts, credit cards, investment services, technology solutions, home loan originations, small business financing solutions, loan platform business solutions, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham, a fintech mortgage lender, which expanded our home loan business. In 2024, we adopted Galileo’s Cyberbank Core in connection with the launch of a commercial payment services sponsor bank program.
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
•continue to increase our fee-based revenue within our Loan Platform Business, including fees earned for originating loans on behalf of third party partners and fees earned for referring loans to be originated by third party partners;
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
•adequately respond to macroeconomic and other exogenous challenges, including continued government efforts to curb inflation, which may impact the overall economy and affect demand for our products and services, market volatility, particularly in the financial services industry, changes in consumer confidence, consumer discretionary spending and loan delinquency rates, pandemics or other health-related crises, escalating conflict in the Middle East, and the ongoing war in Ukraine, and upcoming changes to the United States presidential administration;
•maintain successful relationships with our governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies; and
•anticipate and react to changes in an evolving regulatory and political environment.

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
•continue to increase our fee-based revenue and diversify our revenue base;
•other content providers for subscribers to our financial services content, including content from alternative providers available to our subscribers through our Lantern service, which is a financial services aggregator providing marketplace lending products, and various enterprise partnerships; and
•other financial services firms offering employers a comprehensive platform for employees to build financial well-being through student loan and 529 educational plan contributions, educational tools, and financial resources, all of which we provide through SoFi At Work.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation and hyperinflation, supply chain disruptions, changes in consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, changes in legislation, regulations or policy, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, (e.g., the escalating conflict in the Middle East and the ongoing war in Ukraine), terrorism or other geopolitical events, including the upcoming changes to the United States presidential administration, which may affect our results of operations. For example, although we do not have operations in the locations impacted by these conflicts, the ongoing war in these locations has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels. We are not able to predict with any certainty the ultimate impact that any of these events, as well as any other future events, may have on our business.
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
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates throughout 2022 and multiple times in 2023, and we are unable to predict whether it will continue to raise rates further or continue to lower rates. Further

SoFi Technologies, Inc.

changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes have in the past and could in the future also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; (iv) the mix of lending products we originate which is influenced by demand for refinancing products; and (v) the competition faced by our SoFi Money deposit product from other investment products which may become more attractive as interest rates rise. See “Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.
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
The U.S. economy has remained strong despite facing certain headwinds, including, but not limited to, changing U.S. consumer spending patterns, elevated and fluctuating inflation and interest rates, reduced consumer discretionary spending, and weakening wage growth and employment levels, but there is no guarantee that future changes will not have an impact. For example, the Federal Reserve increased interest rates throughout 2022 and 2023, and in September and November 2024 lowered them. We are unable to predict whether the Federal Reserve will continue to reduce rates, as it has signaled it may do. Continued elevated interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of elevated prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in an elevated interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. We have also focused on personal loan originations to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and we have seen an increase in the amount of personal loans that we originate which may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
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
Falling, low or fluctuating interest rates, including declining interest rates in 2024, have in the past had and may in the future have a negative impact on the demand for our checking and savings product. Checking and savings provides members a digital banking experience that offers a variable annual percentage yield, which is at our discretion. If we are not able to offer competitive interest rates on deposit accounts, demand for our checking and savings product may decrease, which may impact our ability to access deposits as a more cost-effective source of funding for our loans. Although we have been in an elevated interest rate environment in recent years, interest rates began to decline in 2024 and there is no guarantee that the interest rate we offer on our deposit accounts will remain competitive and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Higher than expected payment speeds of loans could negatively impact the fair market value of the lending portfolio and our returns as the holder of the residual interests in securitization trusts holding personal and student loans. These factors could materially alter our net revenue or the value of our residual interest holdings.
The rate at which borrowers prepay their loans can have a material impact on our net revenue, the value of our lending portfolio and the value of our residual interests in securitization trusts. Prepayment rates are subject to a variety of economic, social, competitive and other factors, including fluctuations in interest rates, availability of alternative financings, legislative, regulatory or policy changes affecting the student loan market, the home loan market, consumer lending generally and the general economy, including changing expectations for inflation and deflation. For example, interest rates began to decline in 2024 and a lower interest rate environment may lead to higher prepayment rates on loans.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

We service all of the personal loans we originate and credit cards we issue, as well as other loans, and have limited servicing experience, and we rely on third-party service providers to service the student loans and home loans we originate, and to perform various other functions in connection with the origination and servicing of certain loans. If we or a third-party service provider fails to properly perform these functions, our business and our ability to service our loans may be adversely affected.
We service all of the personal loans we originate as well as certain loans originated by third-parties and, in all material respects, all of the credit cards we issue, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and our home loans that we deliver to GSEs and do not sell servicing-released, and to perform certain back-up servicing functions with respect to our personal loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted. Such third-party service provider failures could also result in, among other things, increased regulatory scrutiny of our third-party service provider oversight, costly investigations, required corrective action and remediation, regulatory enforcement actions, class action lawsuits, and harm to our reputation.
Any failure on our part or on the part of third parties on whom we rely to perform functions related to our servicing activities to properly service our loans or the loans originated by third-parties could result in us being removed as the servicer on the loans, including loans financed by our warehouse facilities or sold into our whole loan sales channel and securitization transactions. If we fail to monitor our student loan sub-servicer and ensure that such sub-servicer complies with its obligations under state laws that require student loan servicers to be licensed, we may face civil claims for damages under such state laws. Because we receive revenue from such servicing activities, any such removal as the servicer or master servicer, could adversely affect our business, operating results, financial condition or prospects, as would the cost of onboarding a new servicer. Furthermore, we have agreed in our servicing agreements to service loans in accordance with the standards set forth therein, and may be obligated to repurchase loans or indemnify the buyer of any such loans if we fail to meet those standards.
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
The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, including increased regulation as a result of the turmoil in the banking industry. These changes could adversely and materially impact us. For example, the Dodd-Frank Act and other federal banking laws subject companies with $10 billion or

SoFi Technologies, Inc.

more of consolidated assets to additional regulatory requirements. Section 1075 of the Dodd-Frank Act, which is commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. SoFi Bank is required to comply with the restrictions on interchange fees that went into effect on July 1, 2023, which may negatively impact future interchange fees we collect. In addition, in November 2023, the Federal Reserve proposed changes to the regulations implementing the Electronic Fund Transfer Act that would further restrict the amount of interchange fees that may be charged and require biennial reviews of those fees. Guidance from regulators of SoFi Bank can subject its non-bank affiliates to increased governance. For example, the OCC’s guidance on retail non-deposit investment products, or RNDIPs, applies to referral arrangements that SoFi Bank may have with an affiliate, including SoFi Securities. This guidance, which was further updated in June 2024 to align with the SEC’s Regulation BI, requires that banks implement and maintain effective oversight and monitoring of relevant RNDIP arrangements to ensure that, among other things, sales transactions and recommendations to retail investors comply with SEC regulations. Changes in laws, rules, regulations and supervisory guidance and policies could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter or registration as a broker-dealer and investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of September 30, 2024 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that we will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.

SoFi Technologies, Inc.

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
In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, despite legal challenges at the Supreme Court to some of the Biden Administration’s prior student loan forgiveness measures, the Biden Administration continues to pursue options for providing relief to student borrowers, announcing additional relief for 2024 and beyond, including the approval of an additional $74 billion under the PSLF program, and an additional 6-month extension of a student loan payment pause for borrowers in the SAVE program. In April 2024, the U.S. Department of Education issued a notice of proposed rulemaking to include targeted student loan debt forgiveness to certain borrowers, including provisions under the Higher Education Act of 1965, as amended, that would provide relief for eligible borrowers of runaway interest, forgiveness of outstanding debt related to loans which entered repayment at least 20 years ago, and additional provisions to facilitate relief related to income-driven repayment plans. The Biden Administration’s ability to pursue further student debt relief may be impacted by ongoing legal challenges and the change in administration expected in January 2025. As of October 2024, the Biden Administration is still in the process of appealing federal court injunctions that prevent the U.S. Department of Education from implementing parts of the SAVE Plan and other IDR plans and limiting the Biden Administration ability to provide further loan forgiveness for borrowers under the SAVE Plan.
The future impact to our student loan refinancing product will also largely depend on expectations regarding the introduction or implementation of these or any additional relief measures, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors. If in the future, student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our student loan refinancing business within our Lending segment, which is our largest segment, would be materially and adversely affected and our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In addition, proposals to make student loans dischargeable in bankruptcy or similar proposals could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected.
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

SoFi Technologies, Inc.

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
The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over the offer, sale or provision of our consumer financial products and services. Prior to January 1, 2024, the OCC examined SoFi Bank for compliance with CFPB rules and enforced CFPB rules with respect to SoFi Bank. In addition, to the extent certain of our lending or loan servicing activity was conducted outside of SoFi Bank, the CFPB had the authority to pursue enforcement actions against us as a company offering those certain consumer financial products or services. Beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of UDAAP in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB may seek a range of remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Under the current administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. For example, on January 6, 2022, the CFPB announced a new initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees, confirmed their policy against “pay to pay” fees or charging any fees not expressly authorized and properly disclosed in a consumer agreement, issued a final rule limiting credit card penalty fees, which was stayed pending ongoing litigation, and launched an inquiry into junk fees in mortgage closing costs. The CFPB has also identified additional unfair, deceptive, and abusive acts or practices that could violate the CFPA, including certain billing and collection practices after bankruptcy discharges of certain student loan debt, taking unreasonable advantage of a consumer’s reasonable reliance on an operator or lead generator to act in the consumer’s interests, and including unclear or unenforceable terms and conditions in consumer contracts or fine print. The CFPB has also continued to be active in litigation against student loan servicers and others, including Climb Credit and its largest shareholder 1/0, Ejudicate, Navient, Prehired, the National Collegiate Student Loan Trusts and Pennsylvania Higher Education Assistance Agency, and Western Benefits Group for CFPA and other violations. In addition, where a company has violated Title X of the Dodd Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring certain civil actions. Increased enforcement or rules from the CFPB could increase our legal and financial compliance costs, require us to evaluate or amend certain activities or products in light of evolving compliance standards, make some activities more difficult, time-consuming and costly, and increase demand on our systems and resources.
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
The CRA, to which SoFi Bank is subject, presents a useful example of how a failure to comply with applicable laws could hamper our growth. On January 1, 2023, SoFi Bank began operating under a five-year CRA strategic plan which includes measurable goals relating to: (i) CD Lending and CD Investments, (ii) CD Contributions, (iii) CD Services, (iv) Small Business Lending, and (v) Retail Services and Products. On October 23, 2023, the Federal Reserve, OCC and FDIC approved changes to their CRA regulations, maintaining the existing CRA ratings (Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics. The new CRA regulations, which become effective on January 1, 2026, increase the geographic areas in which banks will be evaluated for CRA performance and may be particularly burdensome on banks focused on mobile and digital banking such as SoFi Bank. The implementation of the new CRA regulations is currently paused pending the resolution of legal challenges to the new regulations. The OCC’s assessment of our compliance with the CRA is taken into account when evaluating any application we submit for, among other things, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.
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
We currently hold state licenses in connection with our lending activities, student loan servicing activities, securities business, and prior MSB activities. Although we have transitioned our lending products to SoFi Bank, for as long as SoFi Lending Corp. originates, brokers, purchases or master services or services loans, we must comply with certain state licensing requirements and varying compliance requirements. In addition, although we have transferred our digital assets business, we still hold MSB licenses while we determine whether to maintain or relinquish those licenses. Changes in licensing laws may

SoFi Technologies, Inc.

result in increased disclosure requirements, increased fees, or may impose other conditions to licensing that we or our personnel are unable to meet. In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, collection agencies, and MSBs. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.
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

SoFi Technologies, Inc.

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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that regulate certain such communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have

SoFi Technologies, Inc.

responsibility for regulating various aspects of some of these federal laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict certain calls to consumers who are on the national do-not-call list. Further, in late 2023 and early 2024, the FCC introduced various new TCPA requirements relating to, among other things, lead generation, prior express written consent to marketing calls made with certain telephony technology and processing opt-outs and do not call requests. These new requirements will come into effect later this year or in January 2025. In addition to federal laws, many states also have mini-TCPA and other similar consumer protection laws regulating certain telemarketing directed to their residents. Collectively, these federal and state laws limit our ability to communicate with consumers through calls and text messages and reduce the effectiveness of our marketing programs. As currently construed, the TCPA and several state mini-TCPA laws do not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of these laws.
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
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, the SEC proposed Regulation Best Execution, along with other proposals related to equity

SoFi Technologies, Inc.

market structure, in December 2022. If adopted as proposed, Regulation Best Execution and other recent proposals would substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). The SEC compliance date for T+1 was in May 2024 and this change has and will continue to require technological, operational, and compliance adjustments across the industry that are and will likely continue to be time consuming and costly for all market participants. In March 2023, the SEC proposed multiple rules related to privacy and cybersecurity. The SEC’s proposed Rule 10 relating to cybersecurity for market entities (including broker-dealers) would impose additional requirements related to incident reporting, the establishment and periodic review of policies and procedures designed to address cybersecurity risks, and disclosure about cybersecurity risks and significant incidents. The SEC also reopened the comment period for the Investment Management Cybersecurity Release which proposed new rules that would require registered investment advisers and investment companies to adopt and implement written cybersecurity policies and procedures reasonably designed to address cybersecurity risks, disclose information about cybersecurity risks and incidents, report information confidentially to the SEC about certain cybersecurity incidents, and maintain related records. In July 2023, the SEC proposed new rules and amendments to address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisers (“firms”) in investor interactions. If adopted, the proposed rules would require broker-dealers and investment advisers to evaluate and determine whether their use of certain technologies in investor interactions such as analytical, technological or computational functions, algorithms, models, correlation matrices or similar methods or processes that direct or optimize for investment related behavior, involves a conflict of interest that results in the broker-dealer or investment adviser’s interests being placed ahead of investors’ interests. Depending on the outcome of any final rule, our ability to use these technologies to generate business activity and revenue may be limited. On October 13, 2023, the SEC adopted rules relating to providing additional disclosures in the securities lending market. These rules require any covered person that loans a reportable security on behalf of itself or another person to report certain material terms of those loans and related information to FINRA by the end of the day on which the loan is effected. FINRA in turn will make certain information it receives publicly available by the next business day. These regulations could make securities lending more costly, leading to less overall lending activity and a decrease in revenue. On February 22, 2024, the SEC adopted amendments to Rule 605 under Exchange Act that requires disclosures for order executions in national market system (“NMS”) stocks. The amendments modify the type of information required to be disclosed under Rule 605 and expand the scope of reporting entities subject to Rule 605 to include broker-dealers who introduce or carry 100,000 or more customer accounts. Complying with Rule 605 is a new requirement for us. In addition, the Rule itself has been modified to include new definitions, new and modified categories of order types, and new statistical measures of execution quality and other metrics. In May 2024, the SEC adopted amendments to Regulation S-P (“Reg S-P”). The finalized amendments to Reg S-P are designed to address the expanded use of technology and corresponding risks that have emerged since Reg S-P's original adoption and modernize and improve the protection of consumer financial information by certain financial institutions, also known as "covered institutions" (including broker-dealers and investment advisers). As adopted, amended Reg S-P (i) requires covered institutions to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information; (ii) requires that the response program include procedures for covered institutions to provide timely notification to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization; and (iii) broadens the scope of information covered by Regulation S-P's requirements. On September 18, 2024, the SEC adopted rules that would (i) amend Rule 612 of Regulation NMS to establish a new minimum pricing increment, also known as a tick size, of $0.005 for the quoting of certain NMS stocks; (ii) reduce the access fee caps applicable to stock exchanges under Rule 610 of Regulation NMS (from $0.003 per share (i.e., 30 mils) to $0.001 per share (i.e., 10 mils) and require national securities exchanges to make the amounts of all fees and rebates determinable at the time of execution; and (iii) accelerate the implementation of the round lot and odd-lot information definitions adopted in 2020 under the Market Data Infrastructure Rules (“MDI Rules”) and add information about the best odd-lot order to the definition of odd-lot information. These changes, particularly the amendments to Rule 612 and 610 of Regulation NMS, will likely affect the economics for orders executed on national stock exchanges and as a result may impact order routing and order execution decisions by market participants, including third parties on which we rely, like clearing brokers. See “Business, Financial and Operational Risks — We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations”. Compliance with this rule may impose additional cost on our business. In addition, SoFi Securities’ ability to generate revenue may be impacted as a result of the changes in stock exchange fee caps and the resulting potential changes in order routing and execution decisions. The ultimate effect of these potential changes is uncertain and may impact how SoFi Securities manages and evaluates its compliance with other obligations, such as its obligation to achieve best execution for customer orders.

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
We offer investment management services through SoFi Wealth which sponsors private investment funds that invest in asset-backed securitizations. SoFi Wealth ( the “Investment Adviser”) is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which does not imply any level of skill or training, and is subject to regulation by the SEC. SoFi Securities is an affiliated SEC-registered broker-dealer and FINRA member. We offer cash management accounts, which are brokerage products, through SoFi Securities.
The Investment Adviser operates in a highly regulated environment and is subject to, among other things, the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to its relationships with our members who are its advisory clients, as well as the funds managed by the Investment Advisers. These provisions and duties also impose certain restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our Investment Adviser is also subject to other requirements under the Advisers Act and related regulations. These additional requirements relate to matters including, among others, maintaining an effective and comprehensive compliance programs and record-keeping and reporting and disclosure requirements. In recent years, the SEC proposed and, in some cases, adopted amendments to the Advisers Act rules, which present a number of additional significant and burdensome compliance challenges for registered investment advisers. In addition, our Investment Adviser has been in the past, and will be in the future, subject to SEC examination. Moreover, the Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. The Investment Adviser is also subject to applicable state securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include any prohibition of individuals from associating with an investment adviser, the revocation of registration and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part II, Item 1. “Legal Proceedings”.

SoFi Technologies, Inc.

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
From time to time, SoFi Securities and the Investment Adviser may be threatened with or named as a defendant in lawsuits, arbitrations and administrative claims. As previously noted, these entities are also subject to regulatory examinations and inspections by regulators (including the SEC and FINRA, as applicable). Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the SEC and FINRA, by dissatisfied members or others, or that are identified by regulators themselves are investigated by such regulators, and may, if pursued, result in formal claims being filed against SoFi Securities and the Investment Adviser by members or disciplinary action being taken by regulators against us or our personnel. Our failure to comply with applicable laws or regulations or our own policies and procedures could result in fines, litigation, suspensions of personnel or other sanctions, which could have a material effect on our overall financial results. For example, in December 2023, FINRA found that SoFi Securities failed to establish, maintain, and enforce a supervisory system reasonably designed to supervise its fully paid securities lending offerings. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and our brand and lead to material legal, regulatory and financial exposure (including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and the Investment Adviser discuss matters raised by its regulators during regulatory examinations or otherwise upon their inquiry. These matters could also result in censures, fines, penalties or other sanctions.
In addition to the broker-dealer proposals described above under “Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete”, a substantial number of proposed rules for investment advisers were introduced in 2023 and 2024 and may be adopted or re-proposed this year. These proposals cover material regulatory topics, including: (i) environmental, social, and governance issues for investment advisers and funds; (ii) outsourcing by investment advisers; (iii) safeguarding and custody of client assets; and (iv) expansion of the scope of activities and relationships that make a person an investment advice fiduciary under Section 3(21) of the Employee Retirement Income Security Act of 1974 and Section 4975 of the Internal Revenue Code. If enacted, compliance with each of these proposed rules would impose additional costs on our business. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
The financial services industry is subject to extensive regulation and oversight under federal, state, and applicable international laws. From time to time, in the normal course of business, we have received and may receive or be subject to inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, SEC, the Federal Reserve, the OCC, the FDIC, the FHFA, the VA, the state attorneys general, state financial regulatory agencies, other state or federal agencies and SROs like FINRA. We also have in the past and may in the future receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have previously determined that we are not required to obtain such a license or be registered with the state. In addition, we have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the OCC, SEC, FINRA, the CFPB or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such

SoFi Technologies, Inc.

regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. In addition, we could be required to disclose such federal, state, or local government actions or court orders to the CFPB’s registry of corporate offenders that have broken consumer laws, which could be time-consuming and costly, increase our legal and compliance costs, increase demand on our systems and resources, and adversely impact our reputation. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us.
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
Various lawmakers, regulators and other public officials have recently made statements about business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. For example, a focus by regulators and lawmakers on PFOF, exchange rebates, and related conflicts of interest have resulted in new proposed rules. Additionally, the SEC has proposed new requirements regarding best execution (Regulation Best Execution), PFOF and a rule to prohibit volume-based transaction pricing in connection with the execution of agency-related orders in national market system stock. The SEC also issued an order in September 2023 directing the equity exchanges and FINRA to file a new national marketing system plan. This order and other proposals have the potential to substantially reshape U.S. equities markets in intended and unintended ways, and to substantially alter existing order routing, execution incentives and business practices. The SEC also finalized rules in February 2023 to shorten the standard settlement cycle for most broker-dealer transactions in securities from two business days after the trade (T+2) to one (T+1). The SEC compliance date for T+1 was in May 2024 and this change has required and will continue to require technological, operational, and compliance adjustments across the industry that are likely to be time consuming and costly for all market participants. Additionally, a focus by lawmakers and regulators on so-called gamification and digital engagement practices has resulted in a new rule proposed by the SEC and, in July 2023, the SEC proposed new rules and amendments to address certain conflicts of interest associated with the use of predictive data analytics by broker-dealers and investment advisers in investor interactions. If adopted, the proposed rules would require broker-dealers and investment advisers to evaluate and determine whether their use of certain technologies in investor interactions such as analytical, technological or computational functions, algorithms, models, correlation matrices or similar methods or processes that direct or optimize for investment related behavior, involves a conflict of interest that results in the broker-dealer or investment adviser’s interests being placed ahead of investors’ interests.
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

SoFi Technologies, Inc.

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
If we collect and process personal data relating to individuals in the EU or the United Kingdom (the “UK”) as a result of either offering goods or services into the EU or UK, or monitoring the behavior of EU and UK individuals, we will be required to comply with stringent privacy and data protection laws. Within the EU, legislators have adopted the General Data Protection Regulation (the “EU GDPR”), which became effective in May 2018. The EU GDPR will impose additional obligations and risk upon our business, which may increase substantially the penalties to which we could be subject in the event of any noncompliance. We may incur substantial expense in complying with obligations imposed by the EU GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.
In addition, further to the UK’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the “UK GDPR”. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Noncompliance with the UK GDPR may result in significant monetary penalties. Although the UK is regarded as a third country under the EU’s GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
In addition, around the world many jurisdictions outside of Europe are also considering and/or have enacted comprehensive data protection legislation. For example, we are subject to stringent privacy and data protection requirements in Hong Kong. Also, many jurisdictions where we may seek to expand our business in the future are also considering and/or have

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
The annual internal control assessment required by Section 404 of Sarbanes-Oxley has diverted, and may in the future divert, internal resources and we have and may experience higher operating expenses, higher independent auditor and consulting fees in the future. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any new or revised accounting rules in the future, as necessary, we have, and may in the future further, work to upgrade the Company’s legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business. For example, our continuing growth and expansion in globally dispersed markets, such as our acquisition of Technisys, has placed and may in the future place significant additional pressure on our system of internal control over financial reporting, as acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at companies we acquire. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
We and third-party service providers have experienced such attempts in the past and expect to continue to experience them in the future. Security breaches or compromises could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite the required investment in security controls. We also face security threats from malicious threat actors that could obtain unauthorized access to our systems and networks, which threats we anticipate will continue to grow in scope and complexity over time. In addition, security threats may increase as a result of geopolitical events, such as in connection with escalating conflict in the Middle East and the ongoing war in Ukraine, and upcoming changes to the United States presidential administration. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will continue to be the case in the future.

SoFi Technologies, Inc.

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
We collect, process, store, use, share and/or transmit a large volume of personal information and other non-public data from current, past and prospective members. There are federal, state, and foreign laws regarding privacy, data security and the collection, use, storage, protection, sharing and/or transmission of personal information and non-public data. Additionally, many states continue to enact legislation on matters of privacy, information security, cybersecurity, data breach and data breach notification requirements. For example, as of January 1, 2020, the CCPA granted additional consumer rights with respect to data privacy in California. The CCPA was amended by a California ballot initiative, the CPRA, in November 2020. The CCPA amendments, including expanded rights for consumers and obligations for businesses, went into effect on January 1, 2023. The CCPA, among other things, entitles California residents to know how their personal information is being collected and shared, to access or request the deletion of their personal information and to opt out of the sharing of their personal information. The amended CCPA also created a new state agency, the CPPA, and vested it with full administrative power, authority and jurisdiction to implement and enforce the CCPA. Generally, personal information that we process is subject to GLBA and thereby exempt from CCPA coverage. However, the CCPA regulates other personal information that we collect and process in connection with the business. While we have made modifications to our data collection and processing practices and policies to comply with the CCPA, we cannot predict their impact on our business, operations or financial condition. Similar laws have

SoFi Technologies, Inc.

been passed in numerous other states and a number of other states have proposed new privacy laws, some of which are similar to the above-discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and in 2023, U.S. Congress proposed a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), various Latin American (LATAM) privacy laws such as Brazil’s Lei Geral de Proteção de Dados Pessoais (LGPD) and Argentina’s Ley de Protección de los Datos Personales (PDPA) impose strict requirements for the processing of personal data of individuals located, respectively, within the European Economic Area (EEA), the United Kingdom (UK) and LATAM region. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros or 4% of the annual global revenue of the company, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Certain jurisdictions, such as the EU, Switzerland, the UK and LATAM have enacted cross-border personal data transfers laws regulating personal data flows to third countries. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the EU GDPR) to controllers or processors established outside the EU. The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with the EU GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden may increase our overall risk exposure. In addition, laws in Switzerland and LATAM similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
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

SoFi Technologies, Inc.

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
•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of recessions, interest rates, inflation, consumer confidence and spending, public perception of the financial services industry, availability of loans and liquidity in the capital markets, local and national elections, corruption, political instability and acts of war or terrorism, including escalating conflict in the Middle East and the ongoing war in Ukraine, and upcoming changes to the United States presidential administration.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2024, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Director Resignation
On November 7, 2024, each of Mr. Ahmed Al-Hammadi and Mr. Harvey Schwartz notified the Board of Directors of the Company of his respective resignation from service as a director of the Company, effective immediately. The decision to resign for each of Mr. Al-Hammadi and Mr. Schwartz is based on their desire to focus on their other professional commitments and is not the result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company. The Company and the Board thank Messrs. Al-Hammadi and Schwartz for their valuable insights, perspective and commitment during their respective tenures. Following these resignations, the Board of Directors of the Company will be comprised of eleven directors, inclusive of the three new directors who joined the Board during 2024.
Item 6. Exhibits

Exhibit No.	Description

10.1*†	Form of Offer Letter Amendment for Executive Officers
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.
(Registrant)

Date:	November 7, 2024	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer