Form 10-K
period 2024-12-31
SoFi Technologies, Inc.
filed 2025-02-24
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 74262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2024: $6.7 billion
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of January 31, 2025 was 1,096,540,215 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

SoFi Technologies, Inc.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	FTC: Federal Trade Commission
AFS: Available-for-sale	FTP: Fund transfer pricing
ALCO: Asset Liability Committee	GAAP: U.S. Generally Accepted Accounting Principles
AWS: Amazon Web Services	GLBA: Gramm-Leach-Bliley Act
AOCI: Accumulated other comprehensive income (loss)	Golden Pacific: Golden Pacific Bancorp, Inc.
ASU: Accounting Standards Update	GSE: Government-Sponsored Enterprise
ATDS: Automatic telephone dialing systems	HELOC: Home Equity Line of Credit
BHCA: Bank Holding Company Act of 1956, as amended	HFI: Held for investment
bps: Basis points	HFS: Held for sale
BSA: Bank Secrecy Act	HMDA: Home Mortgage Disclosure Act
Business Combination: Transactions contemplated in a merger agreement entered	IRLC: Interest rate lock commitment
into by Social Finance, Inc. with Social Capital Hedosophia Holdings Corp. V on	IRR: Interest rate risk
January 7, 2021	IRS: Internal Revenue Service
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	LIBOR: London Inter-Bank Offered Rate
CCPA: California Consumer Privacy Act	MLA: Military Lending Act
CD: Community Development	MSB: Money services business
CET1: Common Equity Tier 1	MSRB: Municipal Securities Rulemaking Board
CFP: Certified financial planners	NACHA: National Automated Clearinghouse Association
CFPA: Consumer Financial Protection Act	Nasdaq: The Nasdaq Global Select Market
CFPB: Consumer Financial Protection Bureau	NII: Net Interest Income
CFTC: Commodity Futures Trading Commission	OCC: Office of the Comptroller of the Currency
CISO: Chief Information Security Officer	OFAC: Office of Foreign Assets Control
CODM: Chief Operating Decision Maker	PCD: Purchased credit deteriorated
CPA: Colorado Privacy Act	PD: Probability of Default
CPPA: California Privacy Protection Act	PFOF: Payment for order flow
CPRA: California Privacy Rights Act	PSU: Performance stock units
CRA: Community Reinvestment Act	QIA: Qatar Investment Authority
DACA: Deferred Access for Childhood Arrival	RESPA: Real Estate Settlement Procedures Act
DCF: Discounted cash flow	ROU: Right-of-use
DEP: Digital engagement practices	RSU: Restricted stock units
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	SCH: Social Capital Hedosophia Holdings Corp. V
Protection Act of 2010	SCRA: Servicemembers’ Civil Relief Act
DSU: Deferred stock units	SEC: U.S. Securities and Exchange Commission
DTC: Depository Trust Company	SPAC: Special purpose acquisition company
EAD: Exposure at Default	Social Finance: Social Finance, LLC (formerly Social Finance, Inc.)
EBRC: Enterprise Broad Risk Committee	SoFi Bank: SoFi Bank, National Association
EC: European Commission	SoFi Capital Advisors: SoFi Capital Advisors, LLC
ECOA: Equal Credit Opportunity Act	SoFi Securities: SoFi Securities LLC
EFTA: Electronic Fund Transfer Act	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
EPS: Earnings (loss) per share of common stock	Park in Inglewood, California
ESG: Environmental, social and corporate governance	SoFi Wealth: SoFi Wealth LLC
ESIGN: Electronic Signatures in Global and National Commerce Act	SOFR: Secured Overnight Financing Rate
ESPP: Employee Stock Purchase Plan	SPE: Special purpose entity
ETF: Exchange-Traded Funds	SRO: Self-regulatory organizations
EVE: Economic value of equity	TBA: To-be-announced security
FCA: Financial Conduct Authority	TCJA: Tax Cuts and Jobs Act
FCRA: Fair Credit Reporting Act	TCPA: Federal Telephone Consumer Protection Act
FDCPA: Fair Debt Collection Practices Act	Technisys: Technisys S.A., a Luxembourg société anonyme
FDIA: Federal Deposit Insurance Act	TDR: Troubled debt restructuring
FDIC: Federal Deposit Insurance Corporation	TGL: TMRW Golf League
Federal Reserve: Board of Governors of the Federal Reserve System	TILA: Truth in Lending Act
FHA: Fair Housing Act	UDAAP: Unfair, deceptive or abusive acts or practices
FHFA: Federal Housing Finance Agency	UETA: Uniform Electronic Transactions Act
FHLB: Federal Home Loan Bank	VA: United Stated Department of Veterans Affairs
FinCEN: Financial Crimes Enforcement Network	VIE: Variable interest entity
FINRA: Financial Industry Regulatory Authority	Wyndham: Wyndham Capital Mortgage
FRB: Federal Reserve Bank of San Francisco

SoFi Technologies, Inc.

SoFi Technologies, Inc.
As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “SoFi”, the “Company”, “we”, “us”, and “our”, and similar references refer to SoFi Technologies, Inc. and its wholly-owned subsidiaries.
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
Forward-looking statements are subject to risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and our other filings with the SEC and include, among other things:
•our ability to maintain or enhance profitability in the future;
•the impact on our business of the current and evolving regulatory environment and complexities with compliance;
•the effect and impact of evolving laws, rules, regulations, executive actions and government enforcement policies, including any federal or state loan forgiveness programs;
•the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, which could cause economic and market volatility, and regulatory responses thereto;
•our ability to manage our growth effectively and execute our strategy with respect to the development and expansion of our business, including through continuing to enhance our brand and attract additional members;
•our ability to continue to originate and sell loans to third parties, and the impact of the performance of loans held on our balance sheet;
•our ability to access sources of capital on favorable terms, if at all, including debt financing, deposits and other sources of capital to finance operations and growth;
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as elevated and fluctuating interest rates, inflationary pressures, increased tariffs, counterparty risk, changing customer demand and employment rates, capital markets volatility, instability in the financial services industry, a potential U.S. government shutdown, uncertainty stemming from recent changes to the U.S. presidential administration and its regulatory priorities and focus, the possibility of a recession, and domestic or international conflicts or disputes;
•the success of our marketing efforts and our ability to expand our member base;
•our ability to grow market share in existing markets or any new markets we may enter;
•our ability to develop new products and services, features and functionality that are competitive and meet market needs;
•our ability to diversify our business and broaden our suite of financial services offerings;
•our ability to realize the benefits of our strategy, including what we refer to as our Financial Services Productivity Loop, and achieve scale in our Financial Services segment;
•our ability to successfully operate as a bank holding company, and to operate SoFi Bank;

SoFi Technologies, Inc.

•our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•our ability to establish and maintain an effective system of internal controls over financial reporting;
•our ability to maintain the listing of our securities on Nasdaq;
•our ability to realize the anticipated benefits of prior acquisitions and any additional acquisitions we undertake;
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

SoFi Technologies, Inc.

PART I
Item 1. Business

Company Overview

We are a mission driven company designed to help our members achieve financial independence in order to realize their ambitions. To us, financial independence does not mean being wealthy, but rather represents the ability of our members to have the financial means to achieve their personal objectives at each stage of life, such as owning a home, having a family, or having a career of their choice — more simply stated, to have enough money to do what they want. We were founded in 2011 and have developed a suite of financial products that offers the speed, selection, content and convenience that only an integrated digital platform can provide. In order for us to achieve our mission, we have to help people get their money right, which means providing them with the ability to borrow better, save better, spend better, invest better and protect better. Everything we do today is geared toward helping our members “Get Your Money Right” and we strive to innovate and build ways for our members to achieve this goal.
In order to help achieve our mission, we are a member-centric, one-stop shop for financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients”. We offer personal loans, student loans, home loans and related servicing and offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services that we offer through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. We have also made strategic acquisitions to further expand our technology platform capabilities for enterprises, which we believe deepen our participation in the entire technology ecosystem powering digital financial services.
We have built a personalized area within our digital native application, which we refer to as the member home experience. The member home experience is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Through the member home experience, there are significant opportunities to build frequent engagement and, to date, the member home experience has been an important driver of new product adoption. The member home experience is an important part of our strategy and our ability to use data as a competitive advantage.
To complement these products and services, we believe in establishing partnerships with other enterprises to leverage our existing capabilities to reach a broader market and in building vertically-integrated technology platforms designed to manage and deliver our suite of products and technology solutions to our members and clients in a low-cost and differentiated manner.
Our three reportable segments and their primary product and service offerings as of December 31, 2024 were as follows:
_________________
(1)Loan Platform Business, formerly referred to as lending as a service, includes activity related to (i) certain loans which we originate on behalf of third-party partners, (ii) referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, (iii) certain loans

SoFi Technologies, Inc.

associated with our Lantern financial services marketplace platform, and (iv) servicing rights assumed from third parties. Refer to “Our Reportable Segments—Financial Services Segment” and “Our Reportable Segments—Lending Segment” for more information.
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
As a bank holding company, we offer checking and savings accounts and credit cards through SoFi Bank. We are originating all new loans within SoFi Bank, and we intend to continue to explore other products for SoFi Bank over time. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which generally have a lower borrowing cost of funds than warehouse and securitization financing, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity, and (iv) through deposits, providing us with meaningful member data that can allow us to better serve our members’ financial needs. See Part I, Item 1A. “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
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

SoFi Technologies, Inc.

to iterate, learn and innovate to broaden our selection in the same way we did this year by providing our members with competitive interest rates on checking and savings accounts, options trading, “Pay in 4” (a buy now, pay later product), and SoFi Plus membership benefits.
(3)Content — Our financial education, insights, research content, actionable tools and advice are designed to provide meaningful value for our members. Our carefully-crafted and personalized content is offered through our member home experience and is designed to help our members get their money right. We strive to provide digestible financial education, meaningful answers, salient information, advice, credit scores, financial calculators, investment research and financial news that enhance member loyalty and increase the likelihood that members will use additional SoFi products.
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
We offer our members a full suite of financial products and services all in one common mobile application. To complement these products and services, we believe in building vertically-integrated technology platforms designed to manage and deliver the suite of solutions to our members in a low-cost and differentiated manner.

The Financial Services Productivity Loop

We believe that developing a comprehensive, long-term relationship with our members and gaining their trust is central to our success as a financial services platform. We have a digital-first financial services platform that we believe can support all of our members’ financial services needs throughout their lifetime. We believe this will lead to a competitive advantage over other financial institutions that provide a disjointed and non-seamless product experience, a lack of digital customer acquisition, subpar mobile web products instead of digital native apps and incomplete product offerings to meet a customer’s holistic financial needs.
A central part of our strategy is rooted in what we refer to as our “Financial Services Productivity Loop”, which is focused on building a durable relationship with our members, which we believe will help build a sustainable competitive advantage.
In order to deliver on our strategy, we must develop a comprehensive set of best-in-class products that build trust and reliability with our members and our platform. Members often come to us for a specific need, then later consider using

SoFi Technologies, Inc.

additional products from our offering. Doing more business with existing members results in increased revenue per member and lower acquisition cost, resulting in higher lifetime value per member. This also reinforces the benefits of our platform, which simplifies the entire financial ecosystem for our members, helping them get their money right. We are able to use the increased revenue to further improve member benefits, such as those we provide through our SoFi Plus offering, and product experience.
In addition to realizing the benefits of more of our members adopting multiple SoFi products, the Financial Services Productivity Loop strategy delivers operating and technology efficiencies to deliver improved unit economics.

Our Reportable Segments

We conduct our business through three reportable segments: Lending, Technology Platform and Financial Services. Below is a discussion of our segments and their primary products and non-product offerings.
Lending Segment
We offer personal loans, student loans, home loans and related servicing to help our members with a variety of financial needs. We believe that our market opportunity within each of these lending channels is significant. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous. Furthermore, our platform supports the full transaction lifecycle, including credit application, underwriting, approval, funding and servicing. Through data derived at loan origination and throughout the servicing process, SoFi has life-of-loan performance data on each loan in our ecosystem that we originate and on which we retain servicing, which provides a meaningful data asset. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment, along with fee income.
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
Home Loans.   We offer agency, non-agency and certain government loans (e.g., VA and FHA loans) for members purchasing a home or refinancing an existing mortgage. For our home loan products, we offer competitive rates, flexible down payment options for as little as 3% (or 0% for VA loans), a close on time guarantee, and educational tools and calculators. For one-unit properties, we generally offer loan sizes of $75,000 to $806,500 in conforming normal cost areas (with exceptions for smaller loan sizes considered on a case-by-case basis), up to $1,209,750 in conforming high cost areas (GSE-eligible loans above the normal conforming limit, which is determined by county). For multi-unit properties, we offer loan sizes up to $2,326,875. In addition, we offer loan sizes up to $3,000,000 for jumbo loans (loans in the jumbo loan program), up to $1,500,000 for VA loans, and up to $524,225 for Federal Housing Administration loans in most areas. Our fixed rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We offer adjustable rate mortgage products for conforming and jumbo loans, with a fixed rate for 5, 7 or 10 years followed by rate adjustments every six months for the remainder of the 30-year term, and for VA and FHA loans, with a fixed rate for 5 years followed by rate adjustments every year for the remainder of the 30-year term. We regularly update the annual percentage rates offered on our home loans. During 2024, we began offering fixed rate home equity loans and variable rate HELOCs.
Lending Model
We originate loans through our lending business, and have the option of pursuing a gain-on-sale origination model, whereby we seek to recognize a gain from these loans and sell them into either our whole loan or securitization channels, or holding loans on our balance sheet when advantageous. This enables us to maximize our return and balance our risk by earning interest on these loans for a longer period and to be selective in our sales arrangements. We sell our whole loans primarily to large financial institutions. In securitization transactions that do not qualify for sale accounting, the related assets remain on our balance sheet and cash proceeds received are reported as liabilities, with related interest expense recognized over the life of the

SoFi Technologies, Inc.

related borrowing. In securitization transactions that qualify for sale accounting, we typically have insignificant continuing involvement as an investor. In the case of both whole loan sales and securitizations, and with the exception of certain of our home loans, we also continue to retain servicing rights to our originated loans following transfer.
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
Our personal loan and student loan underwriting models are typically based on credit reports, standard industry credit scores, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Our underwriting strategy utilizes an advanced risk model that provides refined risk separation. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt-to-income, and collateral eligibility established by the GSEs. Government loans, such as VA and Federal Housing Administration loans, are subject to the underwriting requirements established by the appropriate government agency. In addition to these requirements, agency-conforming and government loans are subject to credit eligibility overlays imposed by SoFi as well as individual investor requirements. Other non-agency loans originated by us, such as jumbo loans, are subject to investor credit criteria, which typically includes a minimum tri-bureau credit score, established credit history requirements, income verification, as well as maximum limits on debt-to-income and caps on loan-to-value.
We also leverage our data to provide existing members a streamlined application process through automation. Across our loan products, existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products.
Technology Platform Segment
We provide technology platform services through a diversified suite of offerings which include an event and authorization platform accessed via application programming interfaces, a cloud-native digital and core banking platform and services related to both platforms. Our customers include financial institutions, government entities and non-financial institutions in primarily North America and Latin America. We earn technology product and solutions revenue through the use of the platforms, either as a stand ready obligation, or from overall license and maintenance fee service arrangements related to those respective platforms. We also offer additional add-on technology solutions to support our clients and drive engagement, such as a conversational AI engine for customers of banks and financial institutions, and a real-time payment risk platform which employs AI and machine learning technology to enhance payment fraud mitigation strategies for financial customers. We

SoFi Technologies, Inc.

continue to leverage investments made to integrate Galileo and Technisys and position the Technology Platform segment for diversified durable growth.
Financial Services Segment
We offer a suite of financial services solutions, the most significant of which are discussed below. Our financial services products (as defined under Part II, Item 7. “Key Business Metrics”) by nature provide more daily interactions with our members and are differentiated from our lending products, which inherently provide less consistent touchpoints with our members. We also offer financial services solutions which are designed to appeal to enterprises, including our At Work product and lending related services offered through our Loan Platform Business. Certain products, such as our complementary SoFi Relay product, do not provide direct sources of revenue but foster additional touch points with our members. We believe that our suite of financial services offerings provide many ways for our members to actively engage in getting their money right as well as attractive enterprise solutions. This enables us to deliver positive experiences through various channels, building trust and durable relationships which can ultimately demonstrate the effectiveness of our Financial Services Productivity Loop virtuous cycle.
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
Our legacy cash management product utilizes a sweep administrator to sweep funds to and from program banks (inclusive of SoFi Bank), as necessary, under a program broker agreement between SoFi Securities and the sweep administrator, as well as program account and program bank agreements. Following the Bank Merger, we began to allow members to convert their cash management accounts into checking and savings accounts held at SoFi Bank. Effective June 5, 2022, most of our SoFi Money cash management accounts no longer earn interest, as we implemented our plan to build new features only for SoFi Checking and Savings and reduce support of our SoFi Money cash management accounts.
SoFi Invest
A mobile-first investment platform offering members access to trading and advisory solutions, such as active investing and robo-advisory. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform. Our active investing service enables members to buy and sell stocks and ETFs, as well as alternative investment funds, mutual funds and money market funds beginning in January 2024, to engage in options trading, to participate in IPOs, to buy and sell fractional shares, to engage in margin investing and to access a retirement investment account. Our robo-advisory service offers a variety of managed portfolios comprising ETFs and mutual funds that are built and managed by our investment committee with support from an asset management partner. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience.
In connection with our approval as a bank holding company in February 2022, the Federal Reserve determined that the activities of SoFi Digital Assets, LLC in providing members with the ability to buy or sell various digital currencies through SoFi Digital Assets, LLC's omnibus account with a third-party custodian is not a permissible activity under the Bank Holding Company Act and Regulation Y. However, under Section 4 of the Bank Holding Company Act, the Federal Reserve permitted us to continue our current digital assets related offering for a two-year conformance period from the date we became a bank holding company, with the possibility for three one-year extensions, provided that we do not expand our impermissible activities, except as authorized by the Bank Holding Company Act and Regulation Y, or increase our established risk limits for total customer digital assets maintained in wallets that are accessible online, referred to as “hot wallets”, or held on balance sheet. Based on this, in the fourth quarter of 2023, we made the decision to transfer the crypto services provided within SoFi Digital Assets, LLC, and began closing existing digital assets accounts. This process was completed in the first quarter of 2024. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements for additional information on the transfer of the crypto services.
Loan Platform Business: We provide lending related services to a broader set of members through our platform of enterprise partners. Revenue from the Loan Platform Business is fee-based. This includes (i) activity through which third-party partners leverage our end-to-end origination and servicing platform to acquire loans within their credit specifications on a fee per loan basis, (ii) referred loans originated by a third-party partner to which we provide pre-qualified borrower referrals, and

SoFi Technologies, Inc.

(iii) activity related to certain loans associated with our Lantern financial services marketplace platform. In addition, we offer loan servicing support through our lending business. See “Lending Segment ” for more information.
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
•SoFi Relay: A personal finance management product that allows members to track all of their financial accounts in one place and gain meaningful insights into their financial health and habits to help them improve their financial standing, such as credit score monitoring and spending behaviors. SoFi Relay also provides us with unified intelligence about our members that offers information about what SoFi products and features may help our members best achieve their financial goals, allowing us to further personalize the SoFi experience for our members.
•Lantern: A financial services marketplace platform developed to help small businesses and individuals who do not qualify for SoFi products, through a simplified search and application experience that connects these users to alternative financial solutions from a curated network of other providers.
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
We believe that the content and features we provide within our mobile application can spur more financial education, which leads to more ways for our members to actively engage in getting their money right and utilize SoFi products.

Competition

We compete at multiple levels, including: (i) competition among other personal loan, student loan, credit card and residential lenders, (ii) competition for deposits among other banks, some challenger banks and a variety of technology and retail companies, (iii) competition with social media and other commerce platforms and applications that offer peer-to-peer, in-app and social commerce payment capabilities, (iv) competition for investment accounts among other introductory brokerage firms and a variety of technology and other companies, (v) competition for subscribers to financial services content, and (vi) competition among other technology platforms for the enterprise services we provide, such as platform as a service and cloud-native digital and core banking services.
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

SoFi Technologies, Inc.

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

Marketing

Our sales and marketing efforts are designed to drive brand awareness, improve member acquisition efficiency and accelerate our Financial Services Productivity Loop. We attract and retain members through multiple marketing channels, including social media, press, online affiliations, search engine optimization, search engine marketing, offline partnerships and sponsorship arrangements, preapproved direct mailings and television advertising. We continue to optimize our marketing strategy through a focus on our full suite of financial products and iterate on opportunities to accelerate the Financial Services Productivity Loop.

Government Supervision and Regulation

We are subject to extensive and complex supervision and examination by various federal, state and local government authorities designed to, among other things, protect depositors, borrowers and other customers. The following is a summary of certain aspects of the various statutes and regulations applicable to us and our subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below, which may be modified or amended from time to time. In addition, significant political, policy or regulatory developments stemming from the change in U.S. presidential administration may impact the agencies that regulate us and result in substantial changes to the laws outlined below. Such changes are difficult to predict and may have a material adverse effect on us.
As a bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve under the BHCA, and SoFi Bank is subject to regulation, supervision and examination by the OCC and secondary supervisory authority by the FDIC as the insurer of SoFi Bank’s deposits, and beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and examination by the CFPB. SoFi Securities is subject to regulation by FINRA and the SEC and the Company and its affiliates are subject to supervision and examination by various state regulators.
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
The Company has elected to be treated as a financial holding company pursuant to Section 4(l) of the BHCA. As a financial holding company, the Company is authorized to engage in a broader set of financial activities than a bank holding company that has not elected to be treated as a financial holding company, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or

SoFi Technologies, Inc.

incidental to such financial activity. Financial holding companies may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the U.S. Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the conduct or activities of the financial holding company as the Federal Reserve determines to be appropriate, and the company and its affiliates may not commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve. The Company must also comply with all applicable Federal Reserve requirements for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company. If an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the CRA, the financial holding company will be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities authorized particularly for financial holding companies or acquiring companies engaged in such activities.
Limitations on Acquisitions of Our Common Stock.   The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition by a person or group of persons acting in concert of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act constitutes the acquisition of control of a bank holding company for purposes of the Change in Bank Control Act. On July 30, 2024, the FDIC approved a notice of proposed rulemaking to amend the FDIC’s rules implementing the Change in Bank Control Act. If adopted, the proposed rule would eliminate an exemption from prior notice to the FDIC for a proposed change in control involving the acquisition of voting securities of a depository institution holding company for which the Federal Reserve reviews a notice pursuant to the Change in Bank Control Act. As a result, if the proposed rule is adopted, the acquisition of control of a bank holding company for an insured state nonmember bank would require prior notice to both the FDIC and the Federal Reserve. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Under the BHCA, a company is deemed to control a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve determines that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. Under a rebuttable presumption of control established by the Federal Reserve, the acquisition of control of more than 5% of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company under the BHCA.
Bank Regulation.   SoFi Bank is subject to regulation, supervision and examination by the OCC. Additionally, the FDIC has secondary supervisory authority as the insurer of SoFi Bank’s deposits. Pursuant to the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of the Company, including SoFi Bank. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders, to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place SoFi Bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties.
CFPB Regulation.   Beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB has authority to take enforcement actions against firms that offer certain products and services to consumers using practices that are deemed to be unfair, deceptive or abusive. Under the Trump administration, the CFPB’s supervisory and enforcement activities are undergoing material changes.
Deposit Insurance.   Deposit obligations of SoFi Bank are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per depositor. Deposit insurance premiums are based on assets, while taking into account various factors, including certain financial metrics and a bank’s supervisory ratings. The FDIC has the authority to adjust deposit insurance assessment rates at any time. Further, through SoFi Money, members have access to expanded FDIC insurance coverage of up to $2 million through a reciprocal deposit network of participating banks in our Insured Deposit Program. Under the FDIA, insurance of

SoFi Technologies, Inc.

deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2024, the FDIC insurance expense for SoFi Bank was $12.4 million.
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
Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Certain depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments; however, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.
Community Reinvestment Act.   The CRA requires the OCC to evaluate SoFi Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operation. A bank’s performance under the CRA is taken into consideration when evaluating and approving applications for charters, bank mergers, acquisitions, and branch openings. On January 1, 2023, SoFi Bank began operating under a five-year CRA strategic plan which includes measurable goals relating to: (i) CD Lending and CD Investments, (ii) CD Contributions, (iii) CD Services, (iv) Small Business Lending, and (v) Retail Services and Products. SoFi Bank’s 2023-2027 CRA performance will be examined based upon the CRA strategic plan’s five measurable goals as defined in the strategic plan and, as a result, the OCC’s standard performance evaluation criteria will not be utilized to evaluate SoFi Bank’s CRA performance throughout the duration of the strategic plan period. The OCC rates a national bank’s compliance with the CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. On October 23, 2023, the Federal Reserve, OCC and FDIC approved changes to their CRA regulations, maintaining the existing CRA ratings (Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance) but modifying the evaluation framework to replace the existing tests generally applicable to banks with at least $2 billion in assets (the lending, investment, and services tests) with four new tests and associated performance metrics. On February 5, 2024, the American Bankers Association, the U.S. Chamber of Commerce, the Independent Community Bankers of America, along with four state trade associations jointly sued the Federal Reserve, FDIC, and Office of Comptroller of the Currency for exceeding their statutory authority in adopting revised regulations to implement the Community Reinvestment Act. The lawsuit filed in the U.S. District Court for the Northern District of Texas requested the regulatory agencies vacate the rule and sought a preliminary injunction pausing the new rules while the court decided the merits of the case. On March 29, 2024, the district court judge granted a temporary injunction to pause the implementation of CRA final rule with respect to the plaintiff trade associations while the case moves forward. The banking agencies have appealed the issuance of the injunction to the U.S. Court of Appeals for the Fifth Circuit. The new CRA regulations are currently expected to become effective on January 1, 2026. Failure of SoFi Bank to receive at least a “Satisfactory” rating could inhibit SoFi Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. Golden Pacific Bank, the predecessor to SoFi Bank, received a “Satisfactory” rating as of April 1, 2019.
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

SoFi Technologies, Inc.

Lending Obligations. Government-Sponsored Enterprises (GSEs), like the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), are financial services corporations created by Congress to enhance the flow of credit to specific sectors of the economy. GSEs invest in and purchase mortgage loans in the secondary mortgage market. This process helps provide liquidity to mortgage lenders like SoFi Bank, enabling them to continue offering loans to more buyers. The GSEs impose prescriptive rules, underwriting criteria, servicing standards, repurchase obligations, and other guidelines on mortgage lenders who originate mortgage loans in which the GSEs invest. GSEs invest in some of the mortgage loans that SoFi Bank originates. Therefore, SoFi Bank must make certain representations and warranties to those GSEs, and comply with those rules and guidelines. Similarly, because we offer certain government-backed loans (e.g., Veterans Affairs (VA) and Federal Housing Administration (FHA) loans) to eligible borrowers purchasing a home or refinancing an existing mortgage, we must comply with applicable VA and FHA rules and guidelines with respect to those loans.
Enhanced Prudential Supervision. Both SoFi Bank and the Company, which controls SoFi Bank, had total consolidated assets in excess of $10 billion as of December 31, 2024 which subjects them to additional regulatory requirements under the Dodd-Frank Act and other federal banking laws.
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
Finally, Section 165 of the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act, and 12 C.F.R. Part 30 require the Federal Reserve and the OCC, respectively, to implement enhanced prudential regulation applicable to bank holding companies with consolidated assets of $100 billion or more and national banks with total assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management, and stress-test requirements. Once the Company’s or SoFi Bank’s assets are equal to or greater than the applicable asset thresholds, we will be subject to these enhanced prudential regulations.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Truth in Lending Act.   The TILA and Regulation Z, which implements it, require lenders to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions prior to the consummation of a credit transaction and, in the case of certain education, mortgage, personal, credit card, overdraft, and other open-end loans, at the time of a loan solicitation, application, approval and origination of a credit transaction. TILA also

SoFi Technologies, Inc.

regulates the advertising of credit, including limitations on co-branding private education lender’s products with educational institutions in the marketing of private education loans, and gives borrowers, among other things, certain rights regarding updated disclosures and periodic statements, security interests taken to secure the credit, the right to rescind certain loan transactions, a right to an investigation and resolution of billing errors, and the treatment of credit balances. For certain types of credit transactions, lenders are not permitted to originate loans with certain high-risk features, such as negative amortization and balloon payments, and must provide certain consumer protections during the underwriting and origination process, such as providing a right to an appraisal of mortgaged property, and verifying the consumer’s ability to repay the loan prior to making a decision to approve an application for the loan. Private education lenders must provide multiple disclosures to applicants under TILA and must provide applicants with 30 days in which to accept or reject a loan offer as well as the right to rescind the loan transaction for three business days following receipt of the Final TILA disclosure.
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

SoFi Technologies, Inc.

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
Expedited Funds Availability Act. The EFAA and Regulation CC, which implements it, requires us to provide consumers with a schedule of when the funds from deposits they make will become available for use. It requires us to make funds available for consumers no later than on the schedule mandated by Regulation CC, imposes prescriptive rules about our ability to place a hold on a deposit to specific circumstances, for example when we need to research potential fraud, and requires us to provide notice to depositors when a hold is placed.
Truth in Savings Act. The TISA and Regulation DD, which implements it, require us to provide consumers with certain uniform disclosures to enable consumers to make informed decisions about our deposit offerings and to aid in comparison shopping by informing consumers about the fees, annual percentage yield, interest rate, and other terms for our deposit accounts and related transaction and overdraft features. TISA also regulates the payment of interest, calculating the balance on interest paid, calculating the annual-percentage yield, overdraft features, changes in terms on deposit accounts, and the advertising of deposit accounts and promotional offers.
Electronic Fund Transfer Act and NACHA Rules.   The federal EFTA, and Regulation E that implements it, provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. The EFTA and Regulation E require that financial institutions and providers of electronic fund transfer services limit a consumer’s liability for, and reimburse consumers for, fraud and unauthorized transactions, and impose requirements on remittance transfer, P2P transfer, and overdraft features. In addition, transfers performed by electronic transfers using the ACH network are subject to detailed timing and notification rules and guidelines administered by the NACHA. Most transfers of funds in connection with the origination and repayment of loans are performed by electronic fund transfers, such as ACH transfers. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. EFTA requires that lenders make available loan payment methods other than automatic preauthorized electronic fund transfers, and prohibits lenders from conditioning the approval of a loan transaction on the borrower’s agreement to repay the loan through automatic fund transfers. Recently, the NACHA Board of Directors approved a change in the NACHA Operating Rules that requires ACH Originators to perform account validation as part of their commercially reasonable fraudulent transaction detection systems.
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
Bank Secrecy Act.   We have implemented various anti-money laundering policies and procedures to comply with applicable federal anti-money laundering laws, regulations and requirements, such as designating a BSA officer, conducting an annual risk assessment, developing internal controls, independent testing, training, and suspicious activity monitoring and

SoFi Technologies, Inc.

reporting. We apply the customer identification and verification program rules pursuant to the USA PATRIOT Act amendments to the BSA and its implementing regulations and screen certain customer information against the list of specially designated nationals and other lists of sanctioned countries, persons, and entities maintained by the U.S. Treasury Department’s OFAC. Additionally, SoFi Digital Assets, LLC is registered with and regulated by the FinCEN as a MSB with respect to its digital assets business activities, which were transferred in the first quarter of 2024. As an MSB, we are subject to FinCEN regulations implementing the BSA, which requires MSBs to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. Similarly, SoFi Bank is a financial institution under the BSA that is required to implement a risk-based anti-money laundering program, including customer identification procedures, currency transaction reporting, suspicious activity monitoring and reporting and other recordkeeping requirements. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program.
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
Loan Servicing.   We are subject to CFPB supervision and regulation of our loan servicing activities conducted by SoFi Bank and SoFi Lending Corp. even in scenarios where we have engaged third-party servicers to service our private education loans and home loans. In addition, for so long as SoFi Lending Corp. acts as servicer of any of our private education loans, we are subject to certain state licensing requirements applicable to student loan servicers even though we have engaged third-party servicers to service our private education loans, as we retain master servicing rights. With respect to our broader consumer loan business, we are subject to federal and state laws regulating loan servicers. We are impacted by these rules even though we service loans we originate, and engage third parties to service certain types of loans, because some state laws, such as the California Rosenthal Act, apply to creditors and first party servicers. Some state laws also apply to parties that indirectly service loans through the use of third-party servicer contracts. Additionally, we sell some of the loans we originate to third parties and are therefore subject to laws governing parties that service loans on behalf of another person to whom the debt is owed. We are currently licensed as a loan servicer in several states and may be required to seek additional licenses. If we seek additional licenses, a state has in the past and may in the future impose fines, restrict our activity in that state, or seek other relief for activity conducted prior to the issuance of a license.
Other State Lending Laws.   SoFi Lending Corp. will continue to service certain of our loans. Consequently, in addition to applicable federal laws and regulations governing our operations, our ability to service loans through SoFi Lending Corp. in any particular state, and transmit money to or from any particular state, is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include fee limitations and disclosure and other requirements. Many states have adopted lending regulations that prohibit various forms of high-risk or sub-prime lending and place obligations on lenders to substantiate that a member will derive a tangible benefit from the proposed credit transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property. Many of these state lending laws are vague and subject to differing interpretation, which exposes us to some risks. The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which we may not be able to eliminate from our operations or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently-enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations.

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

license, the licensing authority may impose fines, impose restrictions on our operations in the relevant state, or seek other remedies for activities conducted in the state.
Regulation of Other Activities
Through the Company’s website and mobile application under the brand name “SoFi Protect”, we offer members access to multiple insurance products and services, which today include life insurance, auto insurance, homeowners insurance, renters insurance and cyber insurance. All such insurance products are offered through third-party insurance carriers, and may be made available to customers through Social Finance Life Insurance Agency LLC. Certain insurance products may be offered by outside insurance providers through a marketing arrangement with the Company. Social Finance Life Insurance Agency LLC is subject to certain state insurance brokering and agency statutes and regulations.
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

SoFi Technologies, Inc.

On October 22, 2024, the CFPB finalized a new regulation, implementing personal financial data rights established by the Dodd-Frank Act. The rule will require us to make consumers’ data available upon request to consumers and authorized third parties in a secure, reliable manner. It also requires us to implement privacy protections if we seek consumer financial data from another financial institution, as an authorized third party of a consumer. Assuming the new regulation will be permitted to mandate compliance as currently written, the mandated compliance date for depository institutions like SoFi Bank, which hold between $10 billion and $250 billion in total assets, will be April 1, 2027.

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
We have registered several trademarks, including but not limited to: (i) related to our name, “SoFi”, (ii) SoFi’s logo, (iii) our company motto “Get Your Money Right”, and (iv) certain SoFi products, such as “SoFi Money” and “SoFi Invest”. We believe our name, logo, motto and products are important brand identifiers for our members and enterprise partners. In addition, our Technology Platform has been granted several patents.

Our Culture and Human Capital Resources

Building a durable culture is and will continue to be a key determinant in our ability to help our members get their money right and ultimately to achieve our mission. Creating great culture is a journey, not a destination. We challenge our employees to integrate each distinct SoFi value enumerated below into their work.
These core values are at the center of how we think about serving our members, building our company, and most importantly, how we work together. At SoFi, we believe our long-term growth and success depend on our ability to attract, develop and retain a high-performing workforce. We believe supporting, developing and inspiring our employees will ultimately unlock the potential of the organization, drive excellence across the business and solidify SoFi as a top career destination where people love to work.

SoFi Technologies, Inc.

Employees
As of December 31, 2024, we employed approximately 5,000 employees, of which approximately 76% were located in the United States and 24% were located internationally. None of our U.S. based employees are currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement, and we have not historically experienced any work stoppages.
Attracting and Retaining Employees
The goal of SoFi recruitment efforts is to attract and hire talented individuals in all roles and at all career levels. We strive to provide both external candidates and internal employees who are seeking a different role with challenging and stimulating career opportunities. These opportunities range from internship programs for students to entry-level, management and executive careers. Attracting talent from diverse backgrounds and perspectives is important to us, and aligns with one of our core values. We believe in fostering a strong sense of inclusion and belonging for all employees with a lens on representation. Our culture unlocks collaboration, accelerates creativity, and ultimately enables us to accomplish our mission of helping millions of people achieve financial independence.
Learning and Employee Development
We believe strongly in investing in our employees throughout the employee life cycle. Great care is taken to onboard new hires and set them up for success, both in terms of a broad understanding of SoFi’s mission, values, strategic points of differentiation and products, as well as role-specific learning. To this end, throughout the year we offer ongoing learnings including regular company-level “All Hands” meetings and periodic programming on a diverse range of business topics. To enable continuous learning, we have deployed an enterprise learning management system, which includes access to LinkedIn Learning for continuous professional development.
We also offer ongoing learning opportunities for people managers to ensure they are well-equipped to support and develop their teams. This includes periodic training on our core processes such as performance management, compensation planning and internal mobility, and “always on” content deployed through Manager Central, a centralized hub of resources for people managers.
We use employee feedback to inform the ongoing development of our employee programs directly. In addition to administering an annual survey to gather input from our global workforce, we also conducted specific surveys to gather direct employee feedback on specific topics.
Compensation and Employee Benefits
Our compensation programs are designed to attract, retain and motivate talented, profoundly qualified and committed individuals who believe in our mission, while rewarding employees for long-term value creation. We have a pay-for-performance culture in which employee compensation is aligned to Company performance, as well as individual contributions and impact. Our long-term incentive program aligns employee compensation to the long-term interests of our shareholders, while encouraging them to think and act like owners. As we continue to evolve our programs and practices, we strive for a fair, competitive, transparent, equitable, and well governed approach in recognizing and rewarding our employees.
Additionally, our employees’ and their families health and wellness are integral to SoFi’s success. We have a comprehensive benefits program to support the physical, mental and financial well-being of our employees. For our U.S. based workforce we have one core medical plan in which SoFi pays 95% of the monthly premium and additional medical plans with subsidized premiums. In addition to core medical, we offer fertility and parental benefits to help employees who are looking to grow their family, including a reimbursement solution for eligible family building expenses, a paid parental leave benefit, as well as a partially subsidized back-up family care benefit. To support the mental health of our employees, we offer a benefit that allows them to meet with coaches and clinical care providers at no cost. Our tuition reimbursement and student loan repayment programs in the U.S. provide financial support to our employees, allowing them to advance their education and pay off existing student loan debt.
Our benefits packages also include, among other things, basic life insurance and supplemental life insurance, short-term and long-term disability insurance, a Section 401(k) retirement savings plan, the right to purchase shares of the Company’s common stock at a discount through our ESPP, and competitive paid time off. Additionally, our program SoFi Gives is a benefit that provides eligible employees with paid time off to engage in volunteer opportunities within their communities.

SoFi Technologies, Inc.

Environmental, Social, and Corporate Governance

Sustainable business practices are embedded into our day-to-day operations, as we continue to make critical investments in our team and infrastructure to be further able to scale and support new avenues of growth. We believe this not only aligns with our number one company priority of making our culture better every second, in tandem with our first core value “Putting Our Members’ and Clients’ Interests First”, but also improves our profitability and supports long-term value creation for our shareholders.
In August 2024, we published our second comprehensive ESG report which shares how our company priorities, core values, mission and commitments to the communities we serve shape how we do business, support our employees, and create a meaningful and lasting impact for our members and customers. This report covers a broad set of ESG-related efforts which have been key to informing our approach, including our people programs, product development processes, community investments and social impact, environmental footprint, corporate governance strategies, risk management operations, public policy initiatives and more. In addition, we have an ESG Committee comprised of key management stakeholders who are tasked with tracking our progress within our ESG initiatives using real world, data-based metrics, as well as devising and executing strategies to create an even greater impact.
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
•demands on our resources, intense and increasing competition, and the success of our business model;
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
•uncertainty of macroeconomic conditions and the impact of macroeconomic factors, including changes in governmental policy, regulatory responses, applicable laws and regulations, fluctuating inflation and interest rates, delinquency rates on consumer debt, changes in consumer discretionary spending and economic uncertainty;
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
•decreased demand for certain lending products due to changes in interest rates, such as student loans and home loans, could negatively impact our results of operations;
•an inability to maintain a competitive annual percentage yield on deposits could cause members to transfer checking and savings account balances to our competitors;
Risks Related to Strategic and New Products
•potential and past acquisitions that require significant attention could disrupt our business and adversely affect our financials;

SoFi Technologies, Inc.

•we may fail to innovate or respond to evolving technological or other changes;
•we may experience an increase in fraudulent activity, particularly in connection with our personal loans product, credit card and SoFi Money;
•inability to increase fee-based, capital-light revenue sources and continue to expand our Loan Platform Business;
•we are subject to increased business, economic and regulatory risks from continued expansion abroad, given our brokerage and investment advisory activity, or related to services provided by our technology platform;
Credit Market Related Risks
•we could be adversely impacted by worsening economic conditions, including general economic uncertainty, fluctuating inflation and interest rates, market volatility, the cyclical nature of our industry, and our ability to maintain expected levels of liquidity;
•our inability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•the discharge of qualified student loans in bankruptcy in certain circumstances;
•the failure of our third-party service providers to perform functions related to the origination and servicing of loans;
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
Regulatory, Tax and Other Legal Risks
•our exposure to evolving laws, rules, regulations and government enforcement policies, and potential enforcement actions, litigation, investigations, exams or inquiries or impairment of licenses;
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
•technology challenges related to the collection, processing, use, storage and transmission of personal data;
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

Business, Financial and Operational Risks

We operate in rapidly evolving industries and have limited experience in parts of our Financial Services and Technology Platform segments, which may make it difficult for us to successfully identify and address the risks and uncertainties we face.
We operate in rapidly evolving industries which may make it difficult to successfully identify risks to our business and evaluate our future prospects. In addition, in recent years, we have rapidly expanded our operations to include or expand, among other things, deposit accounts, credit cards, investment services, technology solutions, home loan originations, small business financing solutions, loan platform business solutions, alternative investments, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham, a fintech mortgage lender, which expanded our home loan business. In 2024, we adopted our Technology Platform’s Cyberbank Core in connection with the launch of a commercial payment services sponsor bank program.
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
•continue to increase our fee-based revenue within our Loan Platform Business, including fees earned for originating loans on behalf of third-party partners and fees earned for referring loans to be originated by third party partners;
•successfully maintain and enhance our diversified funding strategy, including through deposits, securitization financing from consolidated and nonconsolidated VIEs, whole loan sales, and debt warehouse facilities;
•further establish, diversify and refine our checking and savings, credit card, investment and brokerage offerings to meet evolving consumer needs and preferences;
•offer an attractive annual percentage yield on our deposits compared to our competitors and manage deposit costs;
•diversify our revenue streams across our products and services;
•favorably compete as a service provider with other companies and banks, including traditional and alternative technology-enabled lenders, financial service providers, broker-dealers, social media and other commerce platforms and applications that offer peer-to-peer, in-app and social commerce payment capabilities, and technology platform;

SoFi Technologies, Inc.

•continue to realize the benefits of operating a bank;
•introduce new products or other offerings, as well as new or improved technologies, to meet the needs of our existing and prospective members or to keep pace with competitive lending, checking and savings, credit card, investment, technology and other developments;
•maintain or increase the effectiveness of our direct marketing and other sales and marketing efforts, and maintain our brand;
•successfully design, develop, integrate, operate and maintain technology systems at scale and with a high degree of reliability that support our member growth and product adoption;
•successfully navigate economic conditions and fluctuations in the credit markets, including fluctuating inflation and interest rates, and economic uncertainty;
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
•successfully navigate the evolving regulatory environment for a technology platform as a service provider;
•establish fraud prevention strategies that proactively identify threat vectors and mitigate losses;
•defend our platform from information security vulnerabilities, cyberattacks or malicious attacks;
•effectively manage the growth of our business;
•effectively manage our expenses;
•obtain debt or equity capital on attractive terms or at all;
•successfully continue to expand internationally;
•adequately respond to macroeconomic and other exogenous challenges, including fluctuating interest rates, market volatility, particularly in the financial services industry, changes in consumer confidence, consumer discretionary spending and loan delinquency rates, pandemics or other health-related crises, escalating conflict in the Middle East, the ongoing war in Ukraine, and significant changes related to governmental policy, rules and regulations or executive actions;
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
We have a history of losses and may experience net losses in the future and there is no assurance that our revenue and business model will be successful.
We have a history of net losses prior to the fourth quarter of 2023. We may incur net losses in the future, and any such losses may fluctuate significantly from quarter to quarter. We will need to continue to generate and sustain significant revenues for our business generally and achieve greater scale and generate increasing operating cash flows from our Financial Services segment, in particular, in future periods, as well as successfully navigate the macroeconomic environment, in order to maintain or increase our level of profitability. We intend to continue to invest in new products and businesses, which has in the past and may in the future cause us to fund and operate aspects of our business at a loss. We also intend to continue to invest in sales and marketing, technology, and additional products and services in order to enhance our brand, our brand recognition and our value proposition to our members, prospective members and clients in our technology platform business, and these additional costs will create further challenges to maintaining or increasing near-term profitability. Our general and administrative expenses have in the past and may in the future increase to meet the increased compliance and other requirements associated with operating as a public company and a bank holding company, operating a bank, and evolving regulatory requirements and policy changes. See “Regulatory, Tax and Other Legal Risks—As a bank holding company, we are subject to extensive supervision and

SoFi Technologies, Inc.

regulation, and changes in laws and regulations applicable to bank holding companies could limit or restrict our activities and could have a material adverse effect on our operations”.
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
•social media and other commerce platforms and applications that offer peer-to-peer, in-app and social commerce payment capabilities;
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
•our ability to continue to expand the Loan Platform Business with existing and new loan origination partners;
•our ability to continue to increase our fee-based revenue and diversify our revenue base;
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
•the impact of macroeconomic conditions, including changes in interest rates, stock market volatility, changes in consumer confidence, consumer discretionary spending, and any changes in loan default rates, and related developments on the lending and financial services markets we serve; and

SoFi Technologies, Inc.

•our brand strength relative to our competitors.
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
Increased market volatility and adverse changes in financial market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest rates, fluctuations in equity, commodity and futures prices, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, the value of our securities, the cost of debt capital and our access to credit markets, customer allocation of capital among investment alternatives, and our competitiveness with respect to deposit pricing, and may negatively impact customer confidence in the safety and soundness of banks. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated, which may limit the effectiveness of our strategies to manage these risks.
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
We communicate certain ESG-related initiatives regarding our employees, climate-related commitments and goals, and other matters in our ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives and commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters change, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure with respect to our ESG-related initiatives, goals, or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.
We may be unable to satisfactorily meet evolving standards, regulations and disclosure requirements related to ESG. For example, a number of state legislators and regulators have adopted or are currently considering proposing or adopting other rules, regulations, directives, initiatives and laws requiring ESG-related disclosures or conduct, including California laws S.B. 253, S.B. 261 and A.B. 1305. The adoption of these and similar laws could require us to, among other things, expend material capital resources in connection with such compliance efforts. Furthermore, there continues to be a lack of consistent proposed climate change and ESG-related legislation and guidance, which creates regulatory and economic uncertainty. Such matters can affect the willingness or ability of investors to make an investment in our Company, as well as our ability to meet regulatory requirements. Any failure, or perceived failure, to meet evolving regulations and industry standards could have an adverse effect on us.
In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and President Trump having recently issued an executive order discouraging diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in volatility of our stock price and the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

SoFi Technologies, Inc.

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
We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as AWS, internet service providers, payment services providers, market and third-party data providers, regulatory and compliance services providers, clearing systems, market makers, exchange systems, banking technology systems, co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our members and support or carry out certain functions. For example, to provide our checking and savings account, cash management account, credit cards and other products and services, we rely on third parties that we do not control, such as payment card networks, our acquiring and issuing processors, payment card issuers, various financial institution partners, systems like the ACH, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds, and the provision of information and other elements of our services. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, digital assets quotes, research reports and other fundamental data that we provide to our members. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business. Furthermore, third parties may rely on artificial intelligence or machine learning for the services they provide us and, given that the regulatory framework relating to the use of machine learning and artificial services in the provision of financial services is still developing, the third

SoFi Technologies, Inc.

parties’ use of such technologies may impact their ability to carry out certain functions or impact the quality of their service or performance.
Because we are a bank holding company subject to regulation, supervision and examination by the Federal Reserve, and because SoFi Bank is subject to regulation, supervision and examination by the OCC and the FDIC, and SoFi Bank and its affiliates are subject to regulations issued by the CFPB, our and SoFi Bank’s oversight of third-party service providers is also subject to regulatory oversight. In 2024, the Federal Reserve, OCC and FDIC increased their focus on regulating banks’ relationships and oversight over third-party service providers. For example, these agencies published interagency guidance and a joint statement on banks’ vendor management practices and arrangements with third parties to deliver bank products and services in May 2024 and July 2024, respectively, and these and other regulatory authorities continued to scrutinize and take enforcement actions against banks and their business partners for insufficient third-party management programs in 2024. In addition, because Galileo provides technology services to SoFi Bank, we are subject to additional regulatory scrutiny under Regulation W which requires, among other things, that arrangements between a bank and its affiliates are on market terms. If a regulatory authority found our or SoFi Bank’s service provider oversight to be lacking, the regulatory authority could require that we or SoFi Bank implement corrective action, including limiting or terminating certain relationships with service providers, which could be costly and disruptive to our business.
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
Our third-party service providers are susceptible to operational, technological and security vulnerabilities, including security incidents and breaches and outages, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks.
Failures or security incidents or breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, have in the past and could in the future cause us to incur losses, result in decreased member or client satisfaction and increase member or client attrition, subject us to member or client complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of members, technology platform clients, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections.
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

SoFi Technologies, Inc.

customers via our broker-dealer may be impacted. As a result of these impacts, we might experience customer complaints, loss of revenue or other financial loss, or we may have to respond to regulatory inquiries related to such outages.
If a service provider fails to either provide the services required or expected or meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact our business. Such a failure could also adversely affect the perception of the reliability of our networks and services and the quality of our brand, which could materially adversely affect our business and results of operations. Further, if there were deficiencies in the oversight and control of our third-party relationships, and if our regulators held us responsible for those deficiencies, it could have an adverse effect on our business, reputation and results of operations.
The conditional conversion feature of our convertible notes, if triggered, may adversely affect our financial condition.
Holders of our convertible notes issued in October 2021 and due in 2026 and our convertible notes issued in March 2024 and due in 2029 (collectively, the “notes”) may be entitled to convert the notes during specified periods at their option. If one or more holders elect to convert their notes, we may settle converted principal through the payment of cash and/or shares of common stock, which could adversely affect our financial results and liquidity and could result in a decline in our stock price.
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

SoFi Technologies, Inc.

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
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation and hyperinflation, supply chain disruptions, changes in consumer spending, employment levels, labor shortages, changes to fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, federal government shutdowns, developments related to the U.S. federal debt ceiling, changes in legislation, regulations or policy, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict (e.g., the escalating conflict in the Middle East and the ongoing war in Ukraine), terrorism or other geopolitical events, including the upcoming changes to the United States presidential administration, which may affect our results of operations. For example, although we do not have operations in the locations impacted by these conflicts, the ongoing war in these locations has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels. We are not able to predict with any certainty the ultimate impact that any of these events, as well as any other future events, may have on our business.
Significant downturns in the securities markets or in general economic and political conditions have in the past and may in the future also decrease the demand for our products and services and could in the future result in our members reducing their engagement with our platform. In addition, such significant downturns may cause default rates on our loans to increase and cause funding and liquidity concerns for our current and prospective technology platform clients reducing their adoption and use of our platform as a service products and services. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could have an adverse effect on our business, financial condition and results of operations. In addition, a prolonged weakness in the U.S. equity markets or a general extended economic downturn could cause our members or technology platform clients to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing members or technology platform clients and potential new members or clients to do business with us could be negatively impacted, which would adversely affect our business, financial condition and results of operations.
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates throughout 2022 and 2023 before lowering interest rates in 2024, and we are unable to predict whether interest rates will increase or decrease in the future. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes have in the past and could in the future also affect (i) our ability to originate loans at competitive rates and obtain deposits; (ii) the fair value of our financial assets and liabilities; (iii) the average duration of our loan portfolios and other interest-earning assets; (iv) the mix of lending products we originate which is influenced by demand for refinancing products; and (v) the competition faced by our SoFi Money deposit product from other investment products which may become more attractive as interest rates rise. See “Changing expectations for inflation and fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.

SoFi Technologies, Inc.

Interest rate changes and other actions, including balance sheet management, lending facilities, and the Federal Reserve’s exit from quantitative easing, and similar actions taken by the Federal Reserve or other central banks, are beyond our control and difficult to predict. These actions affect interest rates and the value of financial instruments, increase the likelihood of a more volatile market, a further appreciating U.S. dollar and negative growth in gross domestic product, and affect other assets and liabilities and can impact our members and technology platform clients. Any economic downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes or uncertainty with respect to existing laws, regulations and policies, including changes in guidance and interpretation by regulatory authorities, and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, cybersecurity and privacy, digital assets, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our technology platform clients, our counterparties and our earnings and operations. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union (the “EU”)) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions, such as a trade war between certain countries or a further escalation in conflict in the Middle East, could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of duties and tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
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
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We have the option of pursuing a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by interest rates that are higher than those in the recent past combined with longer periods during which we have held, and may continue to hold, loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet, and by utilizing our Loan Platform Business to originate and sell loans, in certain instances on a fixed fee basis. However, bank deposits and corporate cash have not historically been our primary source of funding and can be impacted by a number of factors, and our Loan Platform Business is new and does not have a significant performance history. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, public perceptions of the financial services industry, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have from time-to-time experienced periods of significant volatility, including, most recently, volatility driven by benchmark interest rate movements, uncertainty in the financial services sector, and the ongoing war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
The U.S. economy has remained strong despite facing certain headwinds, including, but not limited to, changing U.S. consumer spending patterns, fluctuating inflation and interest rates, reduced consumer discretionary spending, and weakening wage growth, but there is no guarantee that future changes will not have an impact. For example, the Federal Reserve increased interest rates throughout 2022 and 2023 before lowering interest rates in 2024. We are unable to predict whether interest rates will increase or decrease in the future. Continued elevated interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate

SoFi Technologies, Inc.

their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of elevated prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in an elevated interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. We have also focused on personal loan originations to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and we have seen an increase in the amount of personal loans that we originate which may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
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
The rate at which borrowers prepay their loans can have a material impact on our net revenue, the value of our lending portfolio and the value of our residual interests in securitization trusts. Prepayment rates are subject to a variety of economic, social, competitive and other factors, including fluctuations in interest rates, availability of alternative financings, legislative, regulatory or policy changes affecting the student loan market, the home loan market, consumer lending generally and the general economy, including changing expectations for inflation. For example, interest rates began to decline in 2024, and a lower interest rate environment may lead to higher prepayment rates on loans.
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
Finally, in instances of significant slowdowns in payment rates, rating agencies may place bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by a securitization trust, possibly raising or lowering their ratings, based upon these prepayment rates and their perception of the risk posed by those rates to the timing of the trust cash flows. Placing bonds on watch, changing ratings negatively, proposing or making changes to ratings methodology could: (i) affect our liquidity, (ii) impede our access to the securitization markets, (iii) require changes to our securitization structures, and (iv) raise or lower the value of the residual interests of our future securitization transactions.

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
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products and services. For example, the COVID-19 pandemic caused changes in consumer and student behavior, as well as economic disruptions. Any future pandemic or public health crisis may result in, among other impacts, worker shortages, supply chain issues, inflationary pressures, and the reinstatement and subsequent lifting of restrictions and health and safety related measures. Any future epidemics or pandemics or other public health crises could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our members, other customers and partners.
See “Our business and results of operations have in the past and may in the future be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “—Consolidated Results of Operations” for further discussion of the impact of macroeconomic conditions in recent periods on our business and operating results.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Recent macroeconomic factors, such as elevated interest rates, global events and market volatility and general uncertainty, may cause the economy to enter into a period of slower economic growth or a recession, the length and severity of which cannot be predicted. Such uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our members and non-payment by our technology platform clients, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments, lending decisions or technology platform client selections. Any of these factors could have a detrimental impact on our financial performance and liquidity.
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
The longevity and severity of a downturn or recession would also place pressure on lenders under our debt warehouses, whole loan purchasers and investors in our securitizations, each of whom may have less available liquidity to invest in our loans, and long-term market disruptions could negatively impact the securitization market as a whole. Although certain of our debt warehouses contain committed terms, there can be no assurance that our financing arrangements will remain available to us through any particular business cycle or be renewed on the same terms. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.
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
There can be no assurance that economic conditions will be favorable for our business, that interest in purchasing our loans by financial institutions or investment by clients in our platform as a service products and services will remain at current levels, or that default rates by our members or instances of non-payment by our technology platform clients will not increase. Reduced demand, lower prices or a lower advance rate for our loan products from institutional whole loan purchasers, securitization investors and warehouse lenders, increased default rates by our members, and reduced demand, lower prices and increased non-payment by our technology platform clients, may limit our access to capital, including debt warehouse facilities, securitizations and secured and unsecured borrowing facilities, and negatively impact our profitability. These impacts, in addition to limiting our access to capital and negatively impacting our profitability, could also in turn increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans and credit card receivables we hold on balance sheet and consequently have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.

SoFi Technologies, Inc.

If we do not make accurate credit and pricing decisions or effectively forecast our loss rates, our business and financial results will be harmed, and the harm could be material.
In deciding whether to extend credit to prospective or existing members, we rely upon data to assess our ability to extend credit within our risk appetite, our debt servicing capacity, and overall risk level to determine lending exposure and loan pricing. If the decision components, rapidly deteriorating macroeconomic conditions or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made, which will negatively affect our financial results. If our credit decisioning strategy fails to adequately predict the creditworthiness of our members, including a failure to predict a member’s true credit risk profile and ability to repay their loan or credit card balance, higher than expected loss rates will impact the fair value of our loans and credit card receivables. Additionally, if any portion of the information pertaining to the prospective member is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses, including losses attributed to fraud. Furthermore, we rely on credit reporting agencies to obtain credit reports and other information we rely upon in making underwriting and pricing decisions. If one of these third parties experiences an outage, if we are unable to access the third-party data used in our decision strategy, if such data contains inaccuracies or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict credit losses inherent in our loan portfolio, which would negatively impact our results of operations, which could be material.
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
We use identity and fraud prevention tools to analyze data provided by external databases or automated physical identity document proofing technologies to authenticate each applicant’s identity. These fraud prevention tools, scores, and data aggregators are reliant on sustained access to reliable data sources to facilitate robust verification which have reduced effectiveness with diminished data access. From time to time in the past, however, these checks have failed and there is a risk that these checks could fail in the future and fraud, which may be significant, may occur and go undetected. For example, in the past we have identified certain fraudulent activity related to our personal loan products. While the fraudulent activity was detected and the losses were recognized in our results of operations, there can be no assurance there will not be future instances of fraud, that we will be able to detect such fraudulent activity in a timely manner, or that such future fraudulent activity will not be material. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.
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

SoFi Technologies, Inc.

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
Private education loans, including the refinanced student loans and other student loans made by us, are generally not dischargeable by a borrower in bankruptcy. However, a private education loan may be discharged if a debtor files an adversary claim and the bankruptcy court determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. In addition, changes in law, regulations or governmental policies could increase the number of student loans subject to discharge in certain circumstances which would adversely affect our business. For example, the Biden Administration gave judges more leeway to discharge student loans, resulting in more borrowers discharging their student loans in bankruptcy in 2023, compared to prior years. It is possible that a higher percentage of borrowers will obtain relief under bankruptcy or other debtor relief laws in the future than is reflected in our historical experience. A private education loan that is not a refinanced parent-student loan is also generally dischargeable as a result of the death or disability of the borrower. The discharge of a significant amount of our loans could adversely affect our business and results of operations. See “Regulatory, Tax and Other Legal Risks—Legislative and regulatory policies and related actions have had and could in the future have a material adverse effect on our student loan portfolios and our student loan origination volume”.
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
We service all of the personal loans we originate as well as certain loans originated by third parties and, in all material respects, all of the credit cards we issue, and we have limited experience with such servicing. We may begin servicing the student loans that we originate at some time in the future. We rely on sub-servicers to service all of our student loans and our home loans that we deliver to GSEs and do not sell servicing-released, and to perform certain back-up servicing functions with respect to our personal loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted. Such third-party service provider failures could also result in, among other things, increased regulatory scrutiny of our third-party service provider oversight, costly

SoFi Technologies, Inc.

investigations, required corrective action and remediation, regulatory enforcement actions, class action lawsuits, and harm to our reputation.
Any failure on our part or on the part of third parties on whom we rely to perform functions related to our servicing activities to properly service our loans or the loans originated by third parties could result in us being removed as the servicer on the loans, including loans financed by our warehouse facilities or sold into our whole loan sales channel and securitization transactions. If we fail to monitor our student loan sub-servicer and ensure that such sub-servicer complies with its obligations under state laws that require student loan servicers to be licensed, we may face civil claims for damages under such state laws. Because we receive revenue from such servicing activities, any such removal as the servicer or master servicer, could adversely affect our business, operating results, financial condition or prospects, as would the cost of onboarding a new servicer. Furthermore, we have agreed in our servicing agreements to service loans in accordance with the standards set forth therein and may be obligated to repurchase loans or indemnify the buyer of any such loans if we fail to meet those standards.
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
Conversely, an improvement in economic conditions in one or more of the geographic areas in which we have members could result in higher prepayments of their payment obligations under their loans in such states. As a result, we and the whole loan purchasers who hold our loans or securitization investors or warehouse lenders who hold securities backed by our loans may receive principal payments earlier than anticipated, and fewer interest payments than anticipated, and face certain reinvestment risks, such as the inability to acquire loans on equally attractive terms as the prepaid loans. In addition, higher prepayments than anticipated may have a negative impact on our servicing revenue which could cause our operating results and financial condition to be materially and adversely affected.

SoFi Technologies, Inc.

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

Funding and Liquidity Risks

If we are unable to successfully manage our assets and liabilities on the balance sheet and our funding costs, including with respect to deposit-based funding, our ability to finance additional loans and introduce new products may be negatively impacted.
We fund our operations and capital expenditures primarily through SoFi Bank deposits, warehouse funding, common equity capital, convertible debt, a corporate revolving credit facility, securitizations, and other financings. Through SoFi Bank, we utilize deposits which generally has a lower borrowing cost of funds than warehouse financing, and we have the ability to access other funding sources, such as the FHLB and certain brokered deposit channels established by SoFi Bank. Because we rely on each of these outlets for liquidity, if we are unable to successfully manage our assets and liabilities and funding costs as described above, or if we experience a loss or reduction of these liquidity outlets, our business could be materially adversely impacted. For example, certain banks have faced operational difficulties in accessing the Federal Reserve discount window and there is no guarantee that we will not face the same or similar issues. In addition, there can be no assurance that we will be able to successfully access the securitization markets at any given time, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers or through investments in securities backed by our loans.
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
As we think about managing our assets and liabilities on the balance sheet and our funding costs, our deposit growth may slow. If we are unable to satisfactorily manage our current sources of funding, including deposits, or, if needed, secure new or alternative methods of financing, our ability to finance additional loans and to develop and offer new products may be negatively impacted. If deposit growth slows, we may need to turn to higher cost of funds. The interest rates, advance rates and other costs of new, renewed or amended facilities may also be higher than those currently in effect. If we are unable to renew or otherwise replace these facilities or generally arrange new or alternative methods of financing on favorable terms, we may be forced to curtail our origination of loans or reduce lending or other operations, which would have a material adverse effect on our business, financial condition, operating results and cash flows.
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

SoFi Technologies, Inc.

There can be no assurance that we will maintain compliance with all financial and other covenants included in our warehouse facilities in the future.
In addition, our agreements with our warehouse lenders contain various concentration limits and triggers, including related to excess spread. High interest rates have in the past and may in the future place pressure on our net cost of funds for loans held at SoFi Lending Corp., which do not benefit from deposit funding through SoFi Bank, and increase the likelihood of reaching an excess spread limit. A breach of such limits or other similar terms of such agreements could result in an inability to place loans in the relevant warehouse facilities and require us to pursue other forms of financing. If we are unable to find replacement financing on favorable terms, or at all, our operations could be impacted materially.
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
While this risk may be partially mitigated by our ability to hold loans on our balance sheet, in sufficient volume, high member default rates would negatively impact our financial condition. Consequently, if we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flows.
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

SoFi Technologies, Inc.

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
We require substantial capital and, in the future, may require additional capital, to pursue our business objectives and achieve recurring profitability. If adequate capital is not available to us or is unavailable on favorable terms, including due to the cost and availability of funding in the capital markets, our business, operating results and financial condition may be harmed.
Since our founding, we have raised substantial equity and debt financing to support the growth of our business. We may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including supporting our lending operations, increasing our marketing expenditures to attract new members and technology platform clients and improve our brand awareness, developing our products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies, and complying with the increased regulatory requirements for bank holding companies and banks. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for personal, student and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Although our borrowing costs have trended lower following the acquisition of a national bank charter, the cost of our borrowing could increase due to market volatility, interest rates that are higher than those in the recent past, changes in the risk premiums required by lenders or the unavailability of traditional sources of debt capital. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
In October 2024, we expanded our credit card program by launching two new credit cards: SoFi Everyday Cash Rewards and SoFi Essential. The performance of these new credit cards and the existing SoFi Unlimited 2% Credit Card products is significantly dependent on the ability of the credit and fraud decisioning and scoring models we use to originate the product, which includes a variety of factors, to effectively prevent fraud, evaluate an applicant’s credit profile and likelihood of default. Despite establishing a defined risk appetite and leveraging third-party stress testing of product loss forecasts, there is no assurance that our credit criteria can accurately predict repayment and loss profiles. If our criteria do not accurately prevent fraud or reflect credit risk on the SoFi Credit Card products, greater than expected losses may result and our business, operating results, financial condition and prospects could be materially and adversely affected.
In addition, revenue growth for the SoFi Credit Card program is dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. Over time we will continue to invest in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings. Revenue growth for SoFi Credit Card may be adversely affected by new restrictions on credit card fees finalized by the CFPB in March 2024. Although originally scheduled to become effective in May 2024, the rule was challenged in the 5th U.S. Circuit Court of Appeals following a stay order from that court. In December 2024, a federal judge rejected the CFPB’s request to reinstate the credit card late fee cap, effectively ending the CFPB’s attempt to enforce the cap. With the change to the U.S. presidential administration in January 2025 and the possible reshaping of the CFPB under new leadership, the CFPB may not continue litigating in favor of the cap, or enforce the cap. If the CFPB’s rule were to become effective as written, it could, if we modify our terms in response to changes made by issuers impacted by the rule, adversely affect revenue.
The operation of our rewards program for the SoFi Unlimited 2% Credit Card and the SoFi Everyday Cash Rewards could have a negative impact on the revenue for our Credit Card program. In December 2024, the CFPB published a Consumer Financial Protection Circular, which warned that the CFPB is scrutinizing and taking actions against operators of credit card reward programs, and declared it may be unlawful to devalue earned rewards, use fine print to disclose conditions for earning or redeeming rewards, or change the benefits for which rewards may be earned and redeemed. This guidance could make it more expensive to operate the rewards program and limit our ability to adapt the program to changing economic conditions.
While we have generally seen increases in revenue from SoFi Credit Card, there can be no assurance that our investments in SoFi Credit Card to acquire members, provide differentiated features and services and spur usage of our cards will continue to be effective, and developing our service offerings and forming new partnerships could have higher costs than anticipated, and could adversely impact our results or dilute our brand.
Furthermore, the success of the SoFi Credit Card products depends on our ability to execute on our funding strategy for the resulting credit card receivables. We may establish a credit card receivable securitization program in the future. There is no guarantee, however, that we will be successful in establishing a securitization program for these assets. In the event we are unable to finance our credit card receivables, we may be required to hold those assets on our consolidated balance sheet or sell them for a loss, either of which could have a negative impact on our business, operating results and financial condition.

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
We are also subject to the requirements in Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing Regulation W, which regulate loans, extensions of credit, purchases of assets, and certain other transactions between an insured depository institution (such as SoFi Bank) and its affiliates. The statute and regulation require us to impose certain quantitative limits, collateral requirements and other restrictions on “covered transactions” between SoFi Bank and its affiliates and require all transactions be on “market terms” and conditions consistent with safe and sound banking practices. For example, Galileo’s provision of technology services to SoFi Bank is subject to Regulation W, including the requirement that the arrangement is on market terms.
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

SoFi Technologies, Inc.

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
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
The Trump administration has called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy and has begun implementing policy changes at a rapid pace. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of December 31, 2024 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that we will continue to meet this definition. In July 2024, the FDIC proposed a rule which, if finalized as proposed, would expand the types of deposits that would be considered “brokered deposits” and we could be subject to these restrictions. Additionally, our regulators can adjust

SoFi Technologies, Inc.

applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
Legislative and regulatory policies and related actions have had and could in the future have a material adverse effect on our student loan portfolios and our student loan origination volume.
Legislative and regulatory actions have had and could continue to have a significant impact on our student loan refinancing business. On March 27, 2020, the CARES Act was signed into law. In compliance with the CARES Act, payments and interest accrual on all loans owned by the U.S. Department of Education were initially suspended through September 30, 2020, a pause on student loan repayments that was subsequently extended through August 30, 2023 by a series of executive actions. Interest on federal student loans began accruing on September 1, 2023 and borrowers’ first loan payments were due in October 2023. Although federal student loans are back in repayment, the increased focus in recent years by policymakers on outstanding federal student loans, including, among other things, on the total volume of outstanding loans and on the number of loans outstanding per borrower, has led to discussion of additional potential legislative and regulatory actions and other possible steps to, among other things:
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
In addition, there is pressure on policymakers to reduce or cancel student loans or accrued interest at a significant scale, which would further reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. For example, despite legal challenges at the Supreme Court to some of the Biden Administration’s prior student loan forgiveness measures, the Biden Administration subsequently continued to pursue options for providing relief to student borrowers. However, in December 2024, the U.S. Department of Education withdrew proposed rules seeking to provide student loan debt forgiveness for borrowers experiencing financial hardship and terminated three Program Integrity and Institutional Quality issues, which would have would have allowed the U.S. Secretary of Education to cancel student loans for several groups of borrowers, including those who had been in repayment for decades and others experiencing financial hardship, and could have reduced or eliminated the education debts of millions of Americans. In addition, the change of administration in January 2025 has brought uncertainty to the future of student debt relief programs and the U.S. Department of Education.
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
The CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, has supervisory authority over the offer, sale or provision of our consumer financial products and services. Prior to January 1, 2024, the OCC examined SoFi Bank for compliance with CFPB rules and enforced CFPB rules with respect to SoFi Bank. In addition, to the extent certain of our lending or loan servicing activity was conducted outside of SoFi Bank, the CFPB had the authority to pursue enforcement actions against us as a company offering those certain consumer financial products or services. Beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of UDAAP in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB may seek a range of remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Under the Biden administration, the CFPB pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. For example, on January 6, 2022, the CFPB announced a new initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees, confirmed their policy against “pay to pay” fees or charging any fees not expressly authorized and properly disclosed in a consumer agreement, issued a final rule limiting credit card penalty fees, which was stayed pending ongoing litigation, and launched an inquiry into junk fees in mortgage closing costs. The CFPB has also identified additional unfair, deceptive, and abusive acts or practices that could violate the CFPA, including certain billing and collection practices after bankruptcy discharges of certain student loan debt, taking unreasonable advantage of a consumer’s reasonable reliance on an operator or lead generator to act in the consumer’s interests, and including unclear or unenforceable terms and conditions in consumer contracts or fine print. The CFPB has also focused on student borrower harms from servicing failures, program disruptions, college banking and credit card agreements, and a variety of illegal practices and has been active in litigation against student loan servicers and others, including Climb Credit and its largest shareholder 1/0, Ejudicate, Navient, Prehired, the National Collegiate Student Loan Trusts and Pennsylvania Higher Education Assistance Agency, Western Benefits Group, Student Loan Pro and its owner, Judith Noh, and Performant Recovery, Inc. for CFPA and other violations. Increased enforcement or rules from the CFPB could increase our legal and financial compliance costs, require us to evaluate or amend certain activities or products in light of evolving compliance standards, make some activities more difficult, time-consuming and costly, and increase demand on our systems and resources. In addition, the change of administration in January 2025 has brought uncertainty as to the future of the CFPB and the aggressiveness of its enforcement policies.
We hold lending licenses or similar authorizations in multiple states, each of which has the authority to supervise and examine our activities. As a licensed consumer lender, mortgage lender, loan broker, collection agency, Money Services Business (“MSB”) and loan servicer in certain states, we are subject to examinations by state agencies in those states. Similarly, we are subject to licensure requirements and regulations as an education loan servicer in multiple states. An administrative proceeding, litigation, investigation or regulatory proceeding relating to allegations or findings of the violation of such laws by us, any sub-servicer we engage, or our collection agents, could impair our ability to service and collect on our loans or could result in requirements that we pay damages, fines or penalties and/or cancel the balance or other amounts owing under one or more of our loans. There is no assurance that allegations of violations of the provisions of applicable federal or state consumer protection laws will not be asserted against us, any sub-servicers or collection agents we engage or other prior owners of our loans in the future. To the extent it is determined that any of our loans were not originated in accordance with all applicable laws, we may be obligated to repurchase such loan from a whole loan buyer, securitization trust or warehouse facility.
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
We currently hold state licenses in connection with our lending activities, student loan servicing activities, securities business, and prior MSB activities. Although we have transitioned our lending products to SoFi Bank, for as long as SoFi Lending Corp. originates, brokers, purchases or master services or services loans, we must comply with certain state licensing requirements and varying compliance requirements. In addition, although we have transferred our digital assets business and relinquished our state money transmitter licenses, we still hold our MSB license. Changes in licensing laws may result in

SoFi Technologies, Inc.

increased disclosure requirements, increased fees, or may impose other conditions to licensing that we or our personnel are unable to meet. In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, collection agencies, and MSBs. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.
We may not be able to obtain or maintain all currently required licenses and permits. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new license, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. For example, we have been fined in the past by state regulators for engaging in financial services related activities prior to obtaining a license. Based on changes to our businesses, we may also forfeit certain of our licenses that are no longer required. Regulators may impose conditions, requirements or penalties in connection with the forfeiture of any of our licenses.
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

SoFi Technologies, Inc.

Regulatory scrutiny of banking as a service, or BaaS, solutions has increased and may require us to devote significant resources to enhancing our Technology Platform policies, procedures, operations, controls and products, and the failure to satisfy such increased scrutiny may cause regulators to take action against us or our BaaS partners, or result in a loss of one or more of our BaaS partners.
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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that regulate certain such communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of some of these federal laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict certain calls

SoFi Technologies, Inc.

to consumers who are on the national do-not-call list. Further, in late 2023 and early 2024, the FCC introduced various new TCPA requirements relating to, among other things, lead generation, prior express written consent to marketing calls made with certain telephony technology and processing opt-outs and do not call requests. These new requirements went into effect in January 2025. In addition to federal laws, many states also have mini-TCPA and other similar consumer protection laws regulating certain telemarketing directed to their residents. Collectively, these federal and state laws limit our ability to communicate with consumers through calls and text messages and reduce the effectiveness of our marketing programs. As currently construed, the TCPA and several state mini-TCPA laws do not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of these laws.
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
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes have in the past and may in the future require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, the SEC proposed Regulation Best Execution, along with other proposals related to equity market structure, in December 2022. If adopted as proposed, Regulation Best Execution and other proposals would substantially alter existing order routing, execution incentives and business practices. In March 2023, the SEC

SoFi Technologies, Inc.

proposed multiple rules related to privacy and cybersecurity. The SEC’s proposed Rule 10 relating to cybersecurity for market entities (including broker-dealers) would impose additional requirements related to incident reporting, the establishment and periodic review of policies and procedures designed to address cybersecurity risks, and disclosure about cybersecurity risks and significant incidents. On October 13, 2023, the SEC adopted rules relating to providing additional disclosures in the securities lending market. These rules require any covered person that loans a reportable security on behalf of itself or another person to report certain material terms of those loans and related information to FINRA by the end of the day on which the loan is effected. FINRA in turn will make certain information it receives publicly available by the next business day. These regulations could make securities lending more costly, leading to less overall lending activity and a decrease in revenue. On February 22, 2024, the SEC adopted amendments to Rule 605 under Exchange Act that requires disclosures for order executions in national market system (“NMS”) stocks. The amendments modify the type of information required to be disclosed under Rule 605 and expand the scope of reporting entities subject to Rule 605 to include broker-dealers who introduce or carry 100,000 or more customer accounts. Complying with Rule 605 is a new requirement for us. In addition, the Rule itself has been modified to include new definitions, new and modified categories of order types, and new statistical measures of execution quality and other metrics. In May 2024, the SEC adopted amendments to Regulation S-P (“Reg S-P”). The finalized amendments to Reg S-P are designed to address the expanded use of technology and corresponding risks that have emerged since Reg S-P's original adoption and modernize and improve the protection of consumer financial information by certain financial institutions, also known as "covered institutions" (including broker-dealers and investment advisers). As adopted, amended Reg S-P (i) requires covered institutions to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information; (ii) requires that the response program include procedures for covered institutions to provide timely notification to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization; and (iii) broadens the scope of information covered by Regulation S-P's requirements. On September 18, 2024, the SEC adopted rules that would (i) amend Rule 612 of Regulation NMS to establish a new minimum pricing increment, also known as a tick size, of $0.005 for the quoting of certain NMS stocks; (ii) reduce the access fee caps applicable to stock exchanges under Rule 610 of Regulation NMS (from $0.003 per share (i.e., 30 mils) to $0.001 per share (i.e., 10 mils) and require national securities exchanges to make the amounts of all fees and rebates determinable at the time of execution; and (iii) accelerate the implementation of the round lot and odd-lot information definitions adopted in 2020 under the Market Data Infrastructure Rules (“MDI Rules”) and add information about the best odd-lot order to the definition of odd-lot information. On December 20, 2024, the SEC adopted changes to SEC Rule 15c3-3 and 15c3-1 that modify how broker-dealers protect customer assets and calculate their minimum required “net capital.” These changes, particularly the amendments to Rule 612 and 610 of Regulation NMS, will likely affect the economics for orders executed on national stock exchanges and as a result may impact order routing and order execution decisions by market participants, including third parties on which we rely, like clearing brokers. See “Business, Financial and Operational Risks — We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations”. Compliance with this rule may impose additional cost on our business. In addition, SoFi Securities’ ability to generate revenue may be impacted as a result of the changes in stock exchange fee caps and the resulting potential changes in order routing and execution decisions. The ultimate effect of these potential changes is uncertain and may impact how SoFi Securities manages and evaluates its compliance with other obligations, such as its obligation to achieve best execution for customer orders.
See also “Lawmakers, regulators and other public officials have signaled an increased focus on new or additional laws or regulations that could impact our broker-dealer business and require us to make significant changes to our business model and practices and could result in significant costs to our business or loss of current revenue streams”. Compliance with each of these rules, when applicable and if required, would impose additional costs on our business. To the extent such proposals affect the equity market structure more broadly, our ability to generate revenue may be impaired. There is also the risk that, despite our best efforts, the SEC or FINRA does not view our compliance measures as sufficient. This risk is substantially elevated where regulators adopt a substantial number of new rules in a short time frame. In addition, non-compliance with any adopted requirements would likely result in enforcement action by the SEC or FINRA.
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

SoFi Technologies, Inc.

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
We offer investment management services through SoFi Wealth which sponsors private investment funds that invest in asset-backed securitizations. SoFi Wealth (the “Investment Adviser”) is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which does not imply any level of skill or training, and is subject to regulation by the SEC. SoFi Securities is an affiliated SEC-registered broker-dealer and FINRA member. We offer cash management accounts, which are brokerage products, through SoFi Securities.
The Investment Adviser operates in a highly regulated environment and is subject to, among other things, the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions that apply to its relationships with our members who are its advisory clients, as well as the funds managed by the Investment Adviser. These provisions and duties also impose certain restrictions and obligations on us with respect to our dealings with our members, fund investors and our investments, including for example restrictions on transactions with our affiliates. Our Investment Adviser is also subject to other requirements under the Advisers Act and related regulations. These additional requirements relate to matters including, among others, maintaining an effective and comprehensive compliance programs and record-keeping and reporting and disclosure requirements. In recent years, the SEC proposed and, in some cases, adopted amendments to the Advisers Act rules, which present a number of additional significant and burdensome compliance challenges for registered investment advisers. In addition, our Investment Adviser has been in the past, and will be in the future, subject to SEC examination. Moreover, the Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. The Investment Adviser is also subject to applicable state securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include prohibitions of individuals from associating with an investment adviser, the revocation of registration and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part I, Item 3. “Legal Proceedings”.
Our subsidiary, SoFi Securities, is an affiliated SEC-registered broker-dealer and FINRA member. The securities industry is highly regulated, including under federal, state and other applicable laws, rules and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, application of fiduciary standards, best execution and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which SoFi Securities and its personnel are subject. FINRA and the SEC also have the authority to conduct examinations of SoFi Securities and may also conduct administrative proceedings. Additionally, material expansions of the business in which SoFi Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the

SoFi Technologies, Inc.

future. Furthermore, SoFi Securities is subject to increased governance in its role as an affiliate of a national bank under guidance from the OCC regarding RNDIPs. OCC guidance, which was further updated in June 2024, requires that banks implement effective oversight and monitoring of relevant RNDIP arrangements to ensure that, among other things, sales transactions and recommendations to retail investors comply with SEC regulations. Such oversight and monitoring may increase costs for SoFi Securities and SoFi Bank and could have a material adverse effect on our business, financial condition and results of operations, and any failure by SoFi Bank to effectively oversee and monitor such arrangements could result in harm to members and financial and reputational harm to us.
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
We transferred our digital assets-related trading services to comply with regulations governing bank holding companies; this transfer could adversely impact our member relationships and our reputation.
Until early 2024, we offered virtual currency and digital asset-related trading services through SoFi Digital Assets, LLC, a subsidiary licensed and registered with various governmental authorities as a MSB, money transmitter, virtual currency business or the equivalent. In connection with our approval as a bank holding company in February 2022, the Federal Reserve determined that SoFi Digital Assets, LLC was engaged in certain digital asset-related activities that the Federal Reserve has not found to be permissible for a bank holding company under the Bank Holding Company Act and Regulation Y. Section 4(a)(2) of the Bank Holding Company Act permitted us to continue our digital assets related offering for a two-year conformance period from the date we became a bank holding company. In compliance with the requirement that we conform our activities to those permissible for a bank holding company, by the end of January 2024, we ceased offering digital-asset related trading services in all states. We provided a majority of our members with the option to either close their digital asset account or migrate their digital assets accounts to Blockchain.com. All transaction fees from any sales from digital assets accounts were reimbursed. As part of our transfer of our digital asset-related activities we entered into a referral arrangement with Blockchain.com, and we have and may continue to enter into additional referral arrangements with other companies that can provide digital-asset related trading services to our members. Although we do not expect the transfer of our digital asset-related activities or entry into the referral arrangements to have a material adverse impact on our business, results of operation or financial results, we cannot guarantee that our members will not experience a negative impact with respect to their digital asset positions. Furthermore, there is no guarantee we will not face member dissatisfaction or litigation, or harm to our reputation, or adverse regulatory consequences, from such transfer of digital assets-related trading services.
Furthermore, if our prior digital asset-related trading services are the subject of regulatory scrutiny or enforcement actions, it could have a material adverse effect on our business, results of operations and reputation. There has been a significant

SoFi Technologies, Inc.

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
Various laws and regulations in the U.S. and abroad, such as the BSA, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include banks and MSBs such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the BSA to administrators and exchangers of convertible virtual currency, clarifying that they are MSBs, and more specifically, money transmitters. The BSA requires banks and MSBs to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. State regulators may impose similar requirements on licensed money transmitters. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. SoFi Bank is subject to the regulatory and supervisory jurisdiction of the OCC with respect to the BSA and its implementing regulations applicable to banks. Our subsidiary, SoFi Digital Assets, LLC, remains registered with FinCEN as an MSB. Registration as an MSB subjects us to the regulatory and supervisory jurisdiction of FinCEN and the IRS, the anti-money laundering provisions of the BSA and its implementing regulations applicable to MSBs. Although we have exited our digital assets business, the Company, including SoFi Digital Assets, LLC, may still be subject to regulatory scrutiny related to our prior business practices.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

Lawmakers, regulators and other public officials have signaled an increased focus on new or additional laws or regulations that could impact our broker-dealer business and require us to make significant changes to our business model and practices and could result in significant costs to our business or loss of current revenue streams.
Various lawmakers, regulators and other public officials have made statements about business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled potential new or additional laws or regulations that, if acted upon, could impact our business. For example, a focus by regulators and lawmakers on PFOF, exchange rebates, and related conflicts of interest have resulted in new proposed rules. Additionally, the SEC has proposed new requirements regarding best execution (Regulation Best Execution), PFOF and a rule to prohibit volume-based transaction pricing in connection with the execution of agency-related orders in national market system stock. The SEC also issued an order in September 2023 directing the equity exchanges and FINRA to file a new national marketing system plan and the SEC is soliciting comments on the proposed national marketing system plan. This order and other proposals have the potential to substantially reshape U.S. equities markets in intended and unintended ways, and to substantially alter existing order routing, execution incentives and business practices.
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
Furthermore, legislators and/or regulators are increasingly adopting new and/or amending existing privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices; our policies and practices related to the collection, use, sharing, retention and safeguarding of consumer and/or employee information; and some of our current or planned business activities. New requirements, originating from new or amended laws, could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. The CFPB, for example, finalized its Personal Financial Data Rights Rule, which could require us to build an application that allows our customers to obtain their personal financial information and for authorized third parties to obtain our customers’ information. This could increase our compliance costs, volatility in our customer base, and the risk of fraudulent access to consumers’ personal financial information.
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

SoFi Technologies, Inc.

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
If we collect and process personal data relating to individuals in the EU or the United Kingdom (the “UK”) as a result of either offering goods or services into the EU or UK, or monitoring the behavior of EU and UK individuals, we will be required to comply with stringent privacy and data protection laws. Within the EU, legislators have adopted the General Data Protection Regulation (the “EU GDPR”), which became effective in May 2018. The EU GDPR will impose additional obligations and risks upon our business when we collect and process personal data about individuals from the EU and UK, which may increase substantially the penalties to which we could be subject in the event of any noncompliance. For example, the EU GDPR imposes a broad range of strict requirements on companies subject to the EU GDPR, including requirements relating to having legal bases and conditions for processing personal data and transferring such personal data outside the European Economic Area (“EEA”) or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments for high risk processing, and record-keeping. We may incur substantial expense in complying with obligations imposed by the EU GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.
In addition, further to the UK’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the “UK GDPR”. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Noncompliance with the UK GDPR may result in significant monetary penalties. Although the UK is regarded as a third country under the EU GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. The UK Government introduced a Data Protection and Digital Information Bill which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EC. Further, this may lead to additional compliance costs and could increase our overall risk. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
The environment of increased regulatory compliance efforts and enhanced regulatory enforcement in the past few years has resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities.
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
We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial condition and results of operations. Further, future

SoFi Technologies, Inc.

changes to U.S. federal, state and local and non-U.S. tax laws and regulations could increase our tax obligations in jurisdictions where we do business or require us to change the manner in which we conduct some aspects of our business. Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted, could have an adverse impact on our future effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”) has issued guidelines that change long-standing tax principles and certain countries have adopted OECD guidelines. These guidelines create tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, who have significant experience in the financial services and technology industries, are responsible for our core competencies and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are usually in high demand even in an uncertain economy, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all, and our other employees may be required to take on additional responsibilities. Furthermore, many candidates evaluate year over year stock growth trends for a sense of the potential long-term value of their proposed stock awards. The volatility of the market price of our common stock could harm our ability to attract and retain talent. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
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

SoFi Technologies, Inc.

In addition, from time to time, we implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in the past, we laid off a relatively small number of employees even though we intend to continue to hire in other areas. As our organization continues to evolve, and we are required to implement and optimize our business and organizational structures, we may find it difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance. See also “We transitioned to a flexible-first workforce model, which could subject us to increased business continuity and cyber risks, as well as other operational challenges and risks that could significantly harm our business and operations” for more information on the impact of a flexible workforce model on corporate culture and employee retention.
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
We incur significant costs and expend significant time and effort, as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management intends to continue to devote substantial time to new risk management and compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote a substantial

SoFi Technologies, Inc.

amount of time to these risk management and compliance initiatives. Furthermore, new rules and regulations or changes to existing rules and regulations in the future may increase our legal and financial compliance costs and make some activities more time-consuming and costly. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, its board committees or as executive officers.
Dealing with the increasingly complex laws pertaining to public companies can be time consuming, which may result in our executive officers devoting less time to the management and growth of the business. We continue to evaluate whether we have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. We have in the past and may in the future expand our employee base and hire additional employees to support our operations as a public company, which has caused and may in the future cause our operating costs to increase. See “If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline”.
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
Cybersecurity risk is the risk of an unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, availability, or integrity of our systems and data, including, but not limited to, sensitive client data. Our technology and cybersecurity teams rely on a layered system of preventive and detective technologies, controls, and policies to detect, mitigate, and contain cybersecurity threats. In addition, our cybersecurity team, and the third-party consultants they engage, assess our cybersecurity risks and mitigation efforts. Cyberattacks can also result in financial and reputational risk.
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

SoFi Technologies, Inc.

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

Information Technology and Data Risks

Cyberattacks and other security incidents and compromises could have an adverse effect on our business, harm our reputation and expose us to liability and adversely affect our ability to collect payments and maintain accurate accounts. Efforts to prevent and respond to these attacks and incidents are costly.
In the normal course of business, we collect, process and retain non-public and confidential information regarding our members, prospective members, technology platform clients and the customers of our technology platform clients. We also have arrangements in place with certain third-party service providers that require us to share consumer information.
We likely will not be able to anticipate or prevent all security incidents or compromises even if we have implemented preventive measures, in which case there would be an increased risk of fraud or identity theft, and we have in the past and may

SoFi Technologies, Inc.

in the future experience losses on, or delays in the collection of amounts owed. Although we devote significant resources and management focus to work to ensure the integrity of our systems through information/cybersecurity and business continuity programs, our facilities and systems, and those of third-party service providers, have been and will likely continue to be targeted by external or internal threats.
We and our third-party service providers are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware and other malicious software programs, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack our products or otherwise exploit any vulnerabilities in our systems or those of our third-party service providers, or attempt to fraudulently induce our members, prospective members, technology platform clients and the customers of our technology platform clients, third-party service providers or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. In addition, we expect the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information.
Cyberattacks continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems and those of our third-party service providers have occurred in the past and are expected to occur in the future. Security incidents or compromises could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite our investment in security controls. In addition, security threats may increase as a result of geopolitical events, such as in connection with escalating conflict in the Middle East and the ongoing war in Ukraine, and recent changes to the U.S. presidential administration. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will continue to be the case in the future.
Cybersecurity risks in the financial services industry have increased, in part because of new technologies, artificial intelligence, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security incidents and compromises involving the theft of non-public and confidential information, hackers have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security incidents and compromises, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but there are no assurances that these mechanisms will be effective and early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. Despite our investments in detection strategy and a 24/7/365 security operations center, we also may fail to detect the existence of a security incident related to the information of our members.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our members, prospective members, technology platform clients and the customers of our technology platform clients, or our proprietary information, software, methodologies and business secrets could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. Because each loan that we originate involves, in part, our proprietary automated underwriting process, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential members, which could negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our members. Additionally, if threat actors were able to access our secure files, they might be able to gain access to the personal information of our members, prospective members, technology platform clients and the customers of our technology platform clients. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of members or technology platform clients, all of which may negatively affect our business. In addition, there have in the past been a number of well-publicized attacks or incidents affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.

SoFi Technologies, Inc.

The processing of personal data and implementation of new technologies could give rise to liabilities as a result of federal, state and international laws and regulations, as well as our failure to adhere to the privacy and data security practices that we articulate to our members.
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
Laws similar to the CCPA have been passed in numerous other states, a number of which will enter into force in 2025. Further, a number of other states have proposed new privacy laws, some of which would be comprehensive such as the CCPA and others which are more narrowly focused on particular types of data. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and U.S. Congress may in the future enact a comprehensive federal data privacy law to which we may likely become subject.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR, the UK GDPR, various Latin American (“LATAM”) privacy laws such as Brazil’s Lei Geral de Proteção de Dados Pessoais (“LGPD”) and Argentina’s Ley de Protección de los Datos Personales (“PDPA”) impose strict requirements for the processing of personal data of individuals located, respectively, within the EEA, the UK and LATAM region. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (£17.5 million in the UK) or 4% of the annual global revenue of the company, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Certain jurisdictions, such as the EU, Switzerland, the UK and LATAM have enacted cross-border personal data transfers laws regulating personal data flows to third countries. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to be providing an adequate level of personal data protection. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the EU GDPR) to controllers or processors established outside the EU. The standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with the EU GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden may increase our overall risk exposure. In addition, laws in Switzerland and LATAM similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and

SoFi Technologies, Inc.

local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
Separately, as the regulatory framework for machine learning technology and AI evolves, new state laws and regulations are emerging, such as the Colorado AI Act which will go into effect on February 1, 2026, and California’s AB 2013, which requires generative AI developers to post information on their websites regarding the data used to train their AI systems. It is possible that other new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we may use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) - the world’s first comprehensive AI law - entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, some of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.
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
•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of recessions, interest rates, tariffs, inflation, consumer confidence and spending, public perception of the financial services industry, availability of loans and liquidity in the capital markets, local and national elections, corruption, political instability and acts of war or terrorism, including escalating conflict in the Middle East and the ongoing war in Ukraine, and policy- and regulatory-related changes resulting from the recent changes to the U.S. presidential administration.
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
Our cybersecurity risk management program includes a number of components, designed to identify, analyze, and respond to cybersecurity risks, including reliance on a layered system of preventative and detective technologies, controls, and policies designed to detect, mitigate, and contain cybersecurity threats. Information security program risk assessments and third party attestations and assessments are conducted periodically by both internal and external resources. We leverage qualified third-party security assessors to identify vulnerabilities through both internal and external penetration tests and perform internal cybersecurity maturity assessments. In addition, our internal audit team conducts information security and information technology audits on an annual basis. We are also subject to examinations by applicable regulators. We conduct cybersecurity awareness training for personnel upon hire and on a periodic basis thereafter, which includes phishing training campaigns.

SoFi Technologies, Inc.

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
We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information on risks to us from cybersecurity threats, see “Cyberattacks and other security incidents and compromises could have an adverse effect on our business, harm our reputation and expose us to liability and adversely affect our ability to collect payments and maintain accurate accounts. Efforts to prevent and respond to these attacks and incidents are costly” in Part I, Item 1A. “Risk Factors—Information Technology and Data Risks”.
Governance Related to Cybersecurity Risks
The Board of Directors has overall responsibility for risk oversight and has delegated oversight of our cybersecurity program to the Risk Committee, which is comprised of a minimum of three Board members. The Risk Committee is responsible for the information technology and cybersecurity function at the Company. Relevant duties include, but are not limited to, annually reviewing Cybersecurity’s prior year performance and the upcoming program roadmap, and approving the cybersecurity program. The Risk Committee meets at least four times each year and discusses cybersecurity risk management as relevant and applicable.
Our CISO has primary responsibility for assessing and managing our cybersecurity program. The CISO has served in this role at SoFi for four years and has over twenty years of experience working in senior leadership positions in the cybersecurity industry. He previously served as the CISO at leading software and data analytics companies and co-founded a cybersecurity company. The CISO provides cybersecurity updates, including risks and threats to the Risk Committee as appropriate, on a quarterly basis.
Item 2. Properties
We primarily operate through a network of leased properties, including largely office spaces, which are primarily located in the United States. We believe our existing facilities are adequate to meet our current business requirements, particularly as we offer our employees the choice of working full time in the office, a hybrid approach, or full-time remote. We expect that will be able to find suitable space to accommodate any potential future expansion. Our properties total approximately 396,000 square feet, with the most significant properties and the reportable segments that primarily utilize those properties as follows:

Location	Approximate Square Footage	Segments(1)
California (San Francisco HQ, Sacramento)	111,000	L, TP, FS
Utah (Cottonwood Heights, Sandy)	92,000	L, TP, FS
North Carolina (Charlotte)	43,000	L
Florida (Jacksonville)	37,000	L, FS
Montana (Helena)	20,000	L
Uruguay (Montevideo)	14,000	TP
New York (New York City)	13,000	L, FS
Texas (Frisco)	13,000	L
Washington (Seattle)	10,000	L, FS
Kansas (Overland Park)	10,000	L
Argentina (Buenos Aires)	8,000	TP
Mexico (Cuauhtémoc)	7,000	TP
___________________
(1)Segment references include: L = Lending, TP = Technology Platform, and FS = Financial Services.

SoFi Technologies, Inc.

Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

SoFi Technologies, Inc.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
On June 1, 2021, our common stock began trading on the Nasdaq Global Select Market under the symbol “SOFI”. Prior to that time, there was no public market for our stock. As of January 31, 2025, there were 465 holders of record of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our 2024 fiscal year, and is incorporated by reference in this Annual Report on Form 10-K. Additionally, refer to Note 16. Share-Based Compensation to the Notes to Consolidated Financial Statements included in Part II, Item 8. for additional information on our equity compensation plans.
Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to the cumulative total returns of the Nasdaq Composite index and the S&P Financial index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends, as applicable) from June 1, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) to December 31, 2024.

	June 1, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
SoFi	$100.00	$70.42	$20.35	$43.93	$67.99
Nasdaq Composite	100.00	114.30	77.11	111.54	144.52
S&P Financial	100.00	103.57	92.66	103.92	135.67
Recent Sales of Unregistered Securities
None.

SoFi Technologies, Inc.

Issuer Purchases of Equity Securities
We did not have any purchases of our equity securities during the fourth quarter of 2024.
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

SoFi Technologies, Inc.

Business Overview

We are a mission driven company designed to help our members achieve financial independence in order to realize their ambitions. We were founded in 2011 and have developed a suite of financial products that offers the speed, selection, content and convenience that only an integrated digital platform can provide. Everything we do today is geared toward helping our members “Get Your Money Right” and we strive to innovate and build ways for our members to achieve this goal.
In order to help achieve our mission, we are a member-centric, one-stop shop for financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients”, as defined under “Key Business Metrics”. We offer personal loans, student loans, home loans and related servicing and offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services that we offer through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. Our Technology Platform supports innovation for a broad range of enterprises, with offerings that give clients the ability to create, launch and run financial products.
In February 2025, we expanded our SoFi Plus membership program, which provides a range of benefits across our suite of products including an attractive APY with a SoFi Money account, extra cash back rewards, exclusive rate discounts on loans and more. Members are able to access these membership benefits through a monthly subscription or direct deposit to a checking and savings account.
See Item 1. “Business—Our Reportable Segments” for a discussion of our segments and their corresponding products. The discussion below focuses on the ways in which our key products and services within each reportable segment generate revenues and/or incur expenses for the Company.
Business Highlights
SoFi is a financial services company that leverages technology to serve people and enterprises. SoFi's continuous investments in innovation and brand building yielded several milestones in the year, fueling significant member and product growth and paving the way for future growth.
We achieved a number of key financial achievements in the year ended December 31, 2024, including total net revenue of $2.7 billion, representing an increase of 26% over total net revenue in 2023. Diluted earnings per share for the year ended December 31, 2024 was $0.39 compared to a loss per share of $0.36 for the year ended December 31, 2023. Diluted EPS for the 2024 period does not include benefits from the gain on convertible debt exchanges in the first and third quarters of 2024.
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 10.1 million as of December 31, 2024, a 34% year over year increase, while total products reached over 14.7 million as of December 31, 2024, a 32% year over year increase.
Lending segment contribution profit of $890.5 million for the year ended December 31, 2024 increased 8% over 2023. Contribution margin for 2024 and 2023 was 60%. Lending segment performance was driven by an increase in net interest income primarily attributable to higher loan balances in 2024. We recorded an average net interest margin of 5.80% for the year ended December 31, 2024, a decrease of 8 bps, compared to 5.88% in 2023. The decrease in net interest margin for the year ended December 31, 2024 was driven by an increase in average interest-bearing liabilities of 44% and a decrease in yields on interest-earning assets of 7 bps, partially offset by an increase in average interest-earning assets of 38% and a decrease on the average rate paid on interest-bearing liabilities of 17 bps. Origination volume for our Lending products increased 33%, primarily driven by continued strong demand for personal loans and home loans, as well as growth in the student loan business, despite operating in unpredictable macroeconomic headwinds. Student loan demand increased in the latter part of 2023 following the resumption of principal and interest payments on federally-held student loans and we continued to experience increasing student loan demand with interest rate reductions in 2024. Our acquisition of Wyndham in the second quarter of 2023 provided increased capacity and capabilities for our home loans product, which we expect to continue to provide benefits. This contributed to a notable increase in 2024 in home loans alongside further diversification and expansion of our home loan product offerings, such as home equity loans. We expect overall home loans growth could be correlated with interest rate movements in 2025.

SoFi Technologies, Inc.

Technology Platform segment contribution profit of $127.0 million for the year ended December 31, 2024 increased 34% over 2023, and total net revenue of $395.2 million for the year ended December 31, 2024 increased 12% over 2023. Technology Platform total enabled client accounts increased 15% year-over-year, to 168 million up from 145 million in the prior year period. Growth was driven primarily by account growth in Latin America, consumer brands in the United States and clients with innovative use cases like earned wage access and money movement, as well as contribution from new clients. Our pipeline of potential clients spans banks, consumer brands, and fintech companies across consumer and B2B segments, which we believe offer larger and more durable revenue. We believe our pipeline of potential new clients is strong, and the investments we have made in this segment have expanded our market opportunity. We continue to make significant strides in our strategy of leveraging our unique product suite to pursue diversified growth and expansion to serve a broad range of clients, including governmental agencies, consumer brands and financial institutions. Entering 2025, we are seeing strong demand from new partners as we signed several notable deals that represent more predictable revenue from larger established brands with higher average deal sizes. We expect modest growth in segment revenue to continue in 2025 and beyond, as implementation and integration cycles from these deals will be gradual and with revenue impacts expected in 2026.
Within our Financial Services segment, contribution profit of $307.0 million for the year ended December 31, 2024 significantly improved compared to a contribution loss of $0.3 million in 2023. Total net revenue of $821.5 million for the year ended December 31, 2024 increased 88% over 2023. We achieved continued strong growth in deposits, ending the year with $26.0 billion of deposits as of December 31, 2024, allowing us to maintain diversified sources of funding and driving an increase in net interest income earned on our deposits. Noninterest income grew 144% from the prior year period to $248.1 million in the current year. This increase was driven by our Loan Platform Business, where we originate loans on behalf of third parties and refer pre-qualified borrowers to origination partners. During the year, the Loan Platform Business generated $141.6 million in loan platform fees, driven by $2.1 billion of personal loans originated on behalf of third parties, as well as referrals. In addition to our Loan Platform business, we continued to see growth in interchange fees driven by increased spend across Money and Credit Card. By continuously innovating with new and relevant offerings, features and rewards for members, we grew total Financial Services products by 34% year-over-year to 12.7 million at year-end. We continue to achieve scale in our marketing spend and improvement in operating leverage in the segment. We expect to continue to scale our Loan Platform Business services and increase our fee-based revenue through increased brand awareness and network effects, and continue to improve contribution profit in the segment.
The strength of our results underscores our belief that our suite of differentiated products and services provides the foundation for a diversified business that can endure through market cycles as well as in the face of exogenous factors. For instance, our access to multiple channels of funding, including deposit and loan warehouse funding, provides increased optionality in sourcing liquidity through different environments and periods of capital markets volatility, as well as increases our flexibility to capture additional net interest margin and optimize returns. This typically provides more stable earnings in any macroeconomic environment but is particularly important during times of macroeconomic volatility.
During 2024, we continued to have strong deposit contribution from direct deposit members. We expect that our funding mix will continue to move towards deposit funding, which generally has a lower borrowing cost of funds than warehouse financing . We also continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing the benefits of our offering to our members. Our total capital ratio, as calculated under applicable regulatory capital rules, was 16.2% as of December 31, 2024. See Note 21. Regulatory Capital to the Notes to Consolidated Financial Statements for additional information.
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

SoFi Technologies, Inc.

development work. We charge a recurring subscription fee for the software license and related maintenance services. Other software-related services are billed on a periodic basis as the services are provided. Certain arrangements for software and related services contain a provision for a fixed upfront payment.
Financial Services Segment
We earn revenues in connection with our Financial Services segment primarily in the ways listed below. See Note 20. Business Segment and Geographic Information and Note 3. Revenue to the Notes to Consolidated Financial Statements for additional information on the FTP framework and Financial Services revenue from contracts with customers. Certain products, such as our complementary product SoFi Relay, do not provide direct sources of revenue. Revenue is driven primarily by variability in product utilization by members, as well as volume of transactions related to arrangements that we enter into with enterprise partners as outlined below.
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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes components for a fixed price per loan and recognition of servicing assets. These fees accounted for 36% of our total Financial Services noninterest income for the year ended December 31, 2024.
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 24% of our total Financial Services noninterest income for the year ended December 31, 2024.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 27% of our total Financial Services noninterest income for the year ended December 31, 2024.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 9% of our total Financial Services noninterest income for the year ended December 31, 2024.

Non-GAAP Financial Measures

This Annual Report on Form 10-K presents information about certain non-GAAP financial measures provided as supplements to the results provided in accordance with GAAP. Our management and Board of Directors use these non-GAAP measures, to evaluate our operating performance, formulate business plans, help better assess our overall liquidity position, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that these non-GAAP measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures. Other companies may not use these non-GAAP measures or may use similar measures that are defined in a different manner. Therefore, our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

SoFi Technologies, Inc.

Adjusted Net Revenue
Adjusted net revenue is a non-GAAP measure. Adjusted net revenue is defined as total net revenue, adjusted to exclude the fair value changes in servicing rights and residual interests classified as debt due to valuation inputs and assumptions changes, which relate only to our Lending segment, as well as gains and losses on extinguishment of debt. We adjust total net revenue to exclude these items, as they are non-cash charges that are not realized during the period or not indicative of our core operating performance, and therefore positive or negative changes do not impact the cash available to fund our operations. Management believes this measure is useful because it enables management and investors to assess our underlying operating performance and cash available to fund our operations. In addition, management uses this measure to better decide on the proper expenses to authorize for each of our operating segments, to ultimately help achieve target contribution profit margins.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Total net revenue (GAAP)	$2,674,859	$2,122,789	$1,573,535
Servicing rights – change in valuation inputs or assumptions(1)	(6,280)	(34,700)	(39,651)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	108	425	6,608
Gain on extinguishment of debt(3)	(62,517)	(14,574)	—
Adjusted net revenue (non-GAAP)	$2,606,170	$2,073,940	$1,540,492
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

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total net revenue (GAAP)	$734,125	$697,121	$598,618	$644,995	$615,404	$537,209	$498,018	$472,158
Servicing rights – change in valuation inputs or assumptions(1)	4,962	(4,362)	(1,654)	(5,226)	(6,595)	(7,420)	(8,601)	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	25	9	1	73	10	928	(602)	89
Gain on extinguishment of debt(3)	—	(3,323)	—	(59,194)	(14,574)	—	—	—
Adjusted net revenue (non-GAAP)	$739,112	$689,445	$596,965	$580,648	$594,245	$530,717	$488,815	$460,163
__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue for the Lending segment, the most directly comparable GAAP measure:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Total net revenue – Lending (GAAP)	$1,485,222	$1,370,621	$1,139,991
Servicing rights – change in valuation inputs or assumptions(1)	(6,280)	(34,700)	(39,651)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	108	425	6,608
Adjusted net revenue – Lending (non-GAAP)	$1,479,050	$1,336,346	$1,106,948
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

SoFi Technologies, Inc.

The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
($ in thousands)	2024	2023	2022	$ Change	$ Change
Lending
Contribution profit – Lending (GAAP)	$890,543	$823,273	$664,003	$67,270	$159,270
Net revenue – Lending (GAAP)	1,485,222	1,370,621	1,139,991	114,601	230,630
Contribution margin – Lending (GAAP)(1)	60%	60%	58%
Incremental contribution margin – Lending (GAAP)(1)	59%	69%

Adjusted net revenue – Lending (non-GAAP)(2)	$1,479,050	$1,336,346	$1,106,948	$142,704	$229,398
Adjusted contribution margin – Lending (non-GAAP)	60%	62%	60%
Incremental adjusted contribution margin – Lending (non-GAAP)	47%	69%
__________________
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
Adjusted EBITDA, Adjusted EBITDA Margin and Incremental Adjusted EBITDA Margin
Adjusted EBITDA, adjusted EBITDA margin and incremental adjusted EBITDA margin are non-GAAP measures. Adjusted EBITDA is defined as net income (loss), adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) restructuring charges, (vi) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vii) transaction-related expenses, (viii) foreign currency impacts related to operations in highly inflationary countries, (ix) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions, (x) gain on extinguishment of debt, and (xi) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance.
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

SoFi Technologies, Inc.

Net Income (Loss) and Adjusted EBITDA
In Thousands
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
($ in thousands)	2024	2023	2022	$ Change	$ Change
Net income (loss) (GAAP)	$498,665	$(300,742)	$(320,407)	$799,407	$19,665
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	48,346	36,833	18,438	11,513	18,395
Income tax (benefit) expense(2)	(265,320)	(416)	1,686	(264,904)	(2,102)
Depreciation and amortization(3)	203,498	201,416	151,360	2,082	50,056
Share-based expense	246,152	271,216	305,994	(25,064)	(34,778)
Restructuring charges(4)	1,530	12,749	—	(11,219)	12,749
Impairment expense(5)	—	248,417	—	(248,417)	248,417
Foreign currency impact of highly inflationary subsidiaries(6)	1,683	10,971	—	(9,288)	10,971
Transaction-related expense(7)	615	142	19,318	473	(19,176)
Servicing rights – change in valuation inputs or assumptions(8)	(6,280)	(34,700)	(39,651)	28,420	4,951
Residual interests classified as debt – change in valuation inputs or assumptions(9)	108	425	6,608	(317)	(6,183)
Gain on extinguishment of debt(10)	(62,517)	(14,574)	—	(47,943)	(14,574)
Total adjustments	167,815	732,479	463,753	(564,664)	268,726
Adjusted EBITDA (non-GAAP)	$666,480	$431,737	$143,346	$234,743	$288,391

Total net revenue (GAAP)	$2,674,859	$2,122,789	$1,573,535	$552,070	$549,254
Net income (loss) margin (GAAP)	19%	(14)%	(20)%
Incremental net income (loss) margin (GAAP)	145%	4%

Adjusted net revenue (non-GAAP)(11)	$2,606,170	$2,073,940	$1,540,492	$532,230	$533,448
Adjusted EBITDA margin (non-GAAP)	26%	21%	9%
Incremental adjusted EBITDA margin (non-GAAP)	44%	54%
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and

SoFi Technologies, Inc.

debt issuance costs on our convertible notes. Revolving credit facility interest expense in 2024 and 2023 increased due to elevated average interest rates relative to the prior year on identical outstanding debt. Convertible note interest expense in 2024 increased related to the issuance of interest-bearing convertible senior notes during the first quarter of 2024.
(2)Our income tax position in 2024 was primarily due to the release in the fourth quarter of a $258 million valuation allowance against certain deferred tax assets based on our reassessment of their realizability. Income taxes in 2023 were primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys, offset by income tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. Income taxes in 2022 were primarily attributable to tax expense at SoFi Lending Corp and SoFi Bank due to profitability in state jurisdictions where separate filings are required and recognition of expense from Technisys in certain Latin American countries where separate returns are filed. The expense was partially offset by deferred tax benefits from the amortization of intangible assets acquired in the Technisys Merger. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements for additional information.
(3)Depreciation and amortization expense in 2024 was primarily related to our internally-developed software and intangibles. Depreciation and amortization expense in 2023 increased compared to 2022 primarily in connection with acquisitions and growth in our internally-developed software balance.
(4)Restructuring charges in 2024 relate to legal entity restructuring. Restructuring charges in 2023 primarily included employee-related wages, benefits and severance associated with a small reduction in headcount in our Technology Platform segment in the first quarter of 2023 and expenses in the fourth quarter of 2023 related to a reduction in headcount across the Company, which do not reflect expected future operating expenses and are not indicative of our core operating performance.
(5)Impairment expense in 2023 includes $247,174 related to goodwill impairment, and $1,243 related to a sublease arrangement, which are not indicative of our core operating performance. See Note 8. Goodwill and Intangible Assets to the Notes to Consolidated Financial Statements for additional information on goodwill impairment.
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
(7)Transaction-related expenses in 2024 and 2023 included financial advisory and professional services costs associated with our acquisition of Wyndham. Transaction-related expenses in 2022 primarily included financial advisory and professional services costs associated with our acquisition of Technisys.
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

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss) (GAAP)	$332,473	$60,745	$17,404	$88,043	$47,913	$(266,684)	$(47,549)	$(34,422)
Non-GAAP adjustments:
Interest expense – corporate borrowings	12,039	12,871	12,725	10,711	9,882	9,784	9,167	8,000
Income tax (benefit) expense	(272,549)	3,110	(2,064)	6,183	3,245	(244)	(1,780)	(1,637)
Depreciation and amortization	53,545	51,791	49,623	48,539	53,449	52,516	50,130	45,321
Share-based expense	66,367	63,646	61,057	55,082	69,107	62,005	75,878	64,226
Restructuring charges	255	1,275	—	—	7,796	—	—	4,953
Impairment expense	—	—	—	—	—	247,174	—	1,243
Foreign currency impact of highly inflationary subsidiaries	840	475	194	174	10,971	—	—	—
Transaction-related expense	—	—	615	—	—	(34)	176	—
Servicing rights – change in valuation inputs or assumptions	4,962	(4,362)	(1,654)	(5,226)	(6,595)	(7,420)	(8,601)	(12,084)
Residual interests classified as debt – change in valuation inputs or assumptions	25	9	1	73	10	928	(602)	89
Gain on extinguishment of debt	—	(3,323)	—	(59,194)	(14,574)	—	—	—
Total adjustments	(134,516)	125,492	120,497	56,342	133,291	364,709	124,368	110,111
Adjusted EBITDA (non-GAAP)	$197,957	$186,237	$137,901	$144,385	$181,204	$98,025	$76,819	$75,689

Total net revenue (GAAP)	$734,125	$697,121	$598,618	$644,995	$615,404	$537,209	$498,018	$472,158
Net income (loss) margin (GAAP)	45%	9%	3%	14%	8%	(50)%	(10)%	(7)%

Adjusted net revenue (non-GAAP)	$739,112	$689,445	$596,965	$580,648	$594,245	$530,717	$488,815	$460,163
Adjusted EBITDA margin (non-GAAP)	27%	27%	23%	25%	30%	18%	16%	16%
Adjusted Net Income (Loss), Adjusted Net Income Margin, Incremental Adjusted Net Income Margin and Adjusted EPS
Adjusted net income (loss), adjusted net income margin, incremental adjusted net income margin and adjusted diluted earnings (loss) are non-GAAP measures. Adjusted net income (loss) is defined as net income (loss), adjusted to exclude, as applicable, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance.
Adjusted diluted earnings (loss) per share (“adjusted EPS”) is a non-GAAP financial measure that adjusts GAAP diluted earnings (loss) per share. Adjusted EPS is computed by dividing net income (loss) attributable to common stockholders, adjusted to exclude, as applicable, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance, by the diluted weighted average number of shares of common stock outstanding during the period.
Adjusted net income margin is computed as adjusted net income (loss) divided by adjusted net revenue. Incremental adjusted net income margin is defined as the change in adjusted net income (loss), divided by change in adjusted net revenue. See ‘Adjusted Net Revenue’ above for a reconciliation of this non-GAAP measure.
Management believes adjusted net income (loss), adjusted net income margin, incremental adjusted net income margin and adjusted EPS are useful because they enable management and investors to assess our core operating performance or results of operations, by removing the effects of certain non-cash items and charges to present a comparable view for period over period comparisons of our business.

SoFi Technologies, Inc.

The following table: (i) reconciles adjusted net income (loss) to net income (loss), the most directly comparable GAAP measure, (ii) reconciles adjusted EPS to diluted earnings (loss) per share, the most directly comparable GAAP measure, and (iii) presents the computations of adjusted net income margin and incremental adjusted net income margin.

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
($ and shares in thousands, except per share amounts)	2024	2023	2022	$ Change	$ Change
Net income (loss) (GAAP)	$498,665	$(300,742)	$(320,407)	$799,407	$19,665
Non-GAAP adjustments:
Income tax benefit from release of tax valuation allowance	(258,401)	—	—	(258,401)	—
Income tax benefit from restructuring	(13,042)	—	—	(13,042)	—
Goodwill impairment expense	—	247,174	—	(247,174)	247,174
Adjusted net income (loss) (non-GAAP)	$227,222	$(53,568)	$(320,407)	$280,790	$266,839

Numerator:
Net income (loss) attributable to common stockholders – diluted (GAAP)(1)	$434,776	$(341,167)	$(360,832)
Non-GAAP adjustments:
Income tax benefit from release of tax valuation allowance	(258,401)	—	—
Income tax benefit from restructuring	(13,042)	—	—
Goodwill impairment expense	—	247,174	—
Adjusted net income (loss) attributable to common stockholders – diluted (non-GAAP)	$163,333	$(93,993)	$(360,832)
Denominator:
Weighted average common stock outstanding – diluted	1,101,390	945,024	900,886

Earnings (loss) per share – diluted (GAAP)(1)	$0.39	$(0.36)	$(0.40)
Impact of adjustments per share	(0.24)	0.26	—
Adjusted earnings (loss) per share – diluted (non-GAAP)(1)	$0.15	$(0.10)	$(0.40)

Net income (loss) margin (GAAP)	19%	(14)%	(20)%

Adjusted net revenue (non-GAAP)(2)	$2,606,170	$2,073,940	$1,540,492
Adjusted net income margin (non-GAAP)	9%	(3)%	(21)%
Incremental adjusted net income margin (non-GAAP)	53%	50%
____________________
(1)For the year ended December 31, 2024, diluted earnings per share and diluted net income attributable to common stockholders exclude gain on extinguishment of debt, net of tax, as well as interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method.
(2)Refer to 'Adjusted Net Revenue' above for reconciliation of this non-GAAP measure.

SoFi Technologies, Inc.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	Variance	% Change	Variance	% Change
Members	10,127,323	7,541,860	5,222,533	2,585,463	34%	2,319,327	44%
Total Products(1)	14,745,435	11,142,476	7,894,636	3,602,959	32%	3,247,840	41%
Total Products — Lending segment	2,010,354	1,663,006	1,340,597	347,348	21%	322,409	24%
Total Products — Financial Services segment(1)	12,735,081	9,479,470	6,554,039	3,255,611	34%	2,925,431	45%
Total Accounts — Technology Platform segment	167,713,818	145,425,391	130,704,351	22,288,427	15%	14,721,040	11%
___________________
(1)In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. As of December 31, 2023, SoFi Invest products included 265,595 digital assets accounts. Excluding these accounts (that were closed as part of the transfer of the crypto services), total products increased by 3,868,554, or 36%, and total financial services products increased by 3,521,206, or 38%, during the year ended December 31, 2024 .
See “Summary Results by Segment” for additional metrics we review at the segment level.
Members
We refer to our customers as “members”. We define a member as someone who has a lending relationship with us through origination and/or ongoing servicing, opened a financial services account, linked an external account to our platform or signed up for our credit score monitoring service. Our members have access to our CFPs, our member events, our content, educational material, news, and our tools and calculators, which are provided at no cost to the member. Additionally, our mobile application and website have a member home experience that is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they can do that day in their financial life. Beginning in the first quarter of 2024, we aligned our methodology for calculating member and product metrics with our member and product definitions to include co-borrowers, co-signers, and joint- and co-account holders, as applicable. Quarterly amounts for prior periods were determined to be immaterial and were not recast.
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

SoFi Technologies, Inc.

Since our inception through December 31, 2024, we have served approximately 10.1 million members who have used approximately 14.7 million products on the SoFi platform.

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
Product growth is generally an indicator of future revenue, but is not directly correlated with revenues, since not all members who sign up for one of our products immediately or fully utilize or continue to use our products, and not all of our products (such as our complimentary product, SoFi Relay) provide direct sources of revenue. Further, product growth may not directly correlate with expense growth as a result of the effects of the Financial Services Productivity Loop.
See “Consolidated Results of Operations” and “Summary Results by Segment” for discussion and analysis of operating results.

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

	December 31,			2024 vs. 2023		2023 vs. 2022
Lending Products	2024	2023	2022	Variance	% Change	Variance	% Change
Personal loans(1)	1,405,928	1,113,864	837,462	292,064	26%	276,402	33%
Student loans	568,612	519,489	477,132	49,123	9%	42,357	9%
Home loans	35,814	29,653	26,003	6,161	21%	3,650	14%
Total lending products	2,010,354	1,663,006	1,340,597	347,348	21%	322,409	24%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.
Total financial services products were composed of the following:

	December 31,			2024 vs. 2023		2023 vs. 2022
Financial Services Products	2024	2023	2022	Variance	% Change	Variance	% Change
Money(1)	5,094,785	3,374,310	2,195,402	1,720,475	51%	1,178,908	54%
Invest(2)	2,525,059	2,380,641	2,158,864	144,418	6%	221,777	10%
Credit Card	279,360	245,385	171,425	33,975	14%	73,960	43%
Referred loans(3)	85,205	55,231	40,980	29,974	54%	14,251	35%
Relay	4,636,755	3,336,868	1,921,986	1,299,887	39%	1,414,882	74%
At Work	113,917	87,035	65,382	26,882	31%	21,653	33%
Total financial services products(2)	12,735,081	9,479,470	6,554,039	3,255,611	34%	2,925,431	45%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. As of December 31, 2023, SoFi Invest products included 265,595 digital assets accounts. Excluding these accounts (that were closed as part of the transfer of the crypto services), total products increased by 3,868,554, or 36%, and total financial services products increased by 3,521,206, or 38%, during the year ended December 31, 2024.
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

Technology Platform Accounts
In Millions

	December 31,			2024 vs. 2023	2023 vs. 2022
	2024	2023	2022	% Change	% Change
Total accounts	167,713,818	145,425,391	130,704,351	15%	11%

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
Origination Volume
Our Lending segment is our largest segment, comprising 56%, 65% and 72% of total net revenue during the years ended December 31, 2024, 2023 and 2022, respectively. We are dependent upon the addition of new members and new activity from existing members to generate origination volume, which we believe is a contributor to Lending segment net revenue. We believe we have a high-quality loan portfolio, as indicated by our Lending segment weighted average origination FICO score of 750 during the year ended December 31, 2024.
We also originate and sell loans in support of our Loan Platform Business, through which we provide lending related services to third-party partners. We maintain the same lending relationship with borrowers across all loans that we originate, inclusive of those originated on behalf of a third-party partner and as such, reflect these products within our Lending segment total products. This enables borrowers to gain access to all the benefits of becoming a SoFi member, and enhances our opportunities to sell additional products from across our platform to these members. Revenue from the Loan Platform Business is fee-based.
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

SoFi Technologies, Inc.

Product Offerings
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
Operating as a Bank
A key element of our long-term strategy included securing a national bank charter, which we acquired in the first quarter of 2022 and began operating SoFi Bank (formerly Golden Pacific), and SoFi Technologies became a bank holding company. Operating as a bank allows for expanded access to multiple channels of funding, including deposits through SoFi Bank and borrowing capacity through the FHLB and Federal Reserve, which provides increased optionality in sourcing liquidity through different environments and periods of capital markets volatility, as well as increases our flexibility to capture additional net interest margin and optimize returns. Since acquiring our bank license, we have shifted and continue to expect our funding mix to move towards deposit funding, which generally has a lower cost of funds than warehouse financing.
See Part I, Item 1. “Company Overview—SoFi Bank” and “Government Supervision and Regulation” for a discussion of the key expected financial benefits to us of operating a national bank and discussion of supervision and regulation that we are subject to. See Part I, Item 1A. “Risk Factors” for discussion of certain potential risks related to being a bank holding company.
Industry Trends and General Economic Conditions
Our results of operations have historically been relatively resilient to economic downturns but in the future may be impacted by the relative strength of the overall economy and its effect on unemployment, asset markets and consumer spending. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases or invest in financial assets. Specific economic factors, such as interest rate levels, changes in monetary and related policies, unemployment rates, market volatility, consumer confidence and changing expectations for inflation, also influence consumer spending, saving, investing and borrowing patterns.
The Federal Reserve decreased the benchmark interest rate in September, November and December 2024, and additional rate cuts are anticipated by many financial market participants in 2025, although the timing of such cuts, if any, remains uncertain. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. High or rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. In addition, if the Federal Reserve does not effectively curb inflation, interest rates were to rise unexpectedly or too quickly, or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations. In addition to benchmark interest rate considerations, economic and market volatility may adversely impact our liquidity, results of operations and financial condition. Our increased personal loan annualized charge-off rate year over year was reflective of our expectation of credit metrics to revert over time to more normalized levels, but remains healthy, while our lower credit card annualized charge-off rate was reflective of improvement in credit card delinquency rates. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
Fair Value of Loans
We measure our personal loans, student loans and home loans at fair value. Our fair value adjustments on loans impact our consolidated results of operations and include adjustments related to loans originated during the period, loans held at the

SoFi Technologies, Inc.

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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	December 31, 2024	September 30, 2024	December 31, 2024	September 30, 2024
Weighted average coupon rate(1)	13.4%	13.5%	5.9%	5.9%
Weighted average annual default rate	4.5%	4.5%	0.7%	0.7%
Weighted average conditional prepayment rate	26.0%	26.1%	11.0%	10.7%
Weighted average discount rate	5.29%	4.78%	4.40%	3.99%
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the fourth quarter of 2024 relative to the third quarter of 2024, we observed the following trends:
•The weighted average coupon rates on personal loans decreased by 10 bps, which reflects the impacts of loan sales and rate reduction passed on to borrowers related to drops during the fourth quarter. The weighted average coupon rates on student loans increased 4 bps, which reflects the impacts of loan sales.
•The weighted average conditional prepayment rate on student loans increased by 28 bps, which reflects increases in observed prepayments during the fourth quarter.
•The weighted average discount rates on personal loans and student loans increased by 51 bps and 41, respectively. For personal loans, our discount rate assumptions increased in the fourth quarter due to benchmark interest rates increasing by 63 bps, partially offset by spreads tightening by 12 bps. For student loans, our discount rate assumptions increased in the fourth quarter due to benchmark interest rates increasing by 76 bps, partially offset by credit spreads tightening by 35 bps. Credit spread changes are indicated by asset-backed security and secondary markets.
•Annualized net charge-off rates on personal loans in the fourth quarter of 2024 were 3.37%, which remained lower than the assumed weighted average default rates in our fair value model of 4.55%. Personal loan charge-offs during the third and fourth quarters of 2024 were impacted by delinquent loan sales of $81.0 million and $90.0 million, respectively, of aggregate unpaid principal balance. Annualized net charge-off rates on student loans in the fourth quarter of 2024 of 0.62% were lower than the assumed weighted average default rates in our fair value model of 0.73%. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due.
The combination of these and other factors resulted in fair value losses recognized on our personal and student loans portfolios during the fourth quarter of 2024.
Student Loan Relief
While we expect we may continue to see an increase in student loan refinancing volume as borrowers may look to refinance at a lower rate as interest rates decline or, given the high interest rate environment compared to recent historical periods, may look to extend the loan term, the timing and impact to our student loan refinancing product will largely depend on expectations regarding the impact of the recent change in the U.S. presidential administration, the interest rate environment, how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors. For example, in the past, the government has provided relief measures for federal student loan borrowers, including, among others, a federal student loan payment moratorium and debt forgiveness measures that were put forward by the Biden administration. Although we can’t predict the measures related to student loans, if any, that the Trump administration may pursue, any changes in law, regulations or governmental policies could impact our business in ways that are difficult to predict.

SoFi Technologies, Inc.

Key Components of Results of Operations

Net Interest Income
Net interest income primarily reflects the excess of interest income earned on our loans over the interest expense incurred to fund such loans. Net interest income is impacted by loan origination volume, the level of securitization activity, the amount of time we hold loans on our consolidated balance sheet and the volume of member deposits, as well as prevailing interest rates, which impact the rates we receive on our loans and securitization-related investments in bonds and residual interest positions, and the rates we incur from our funding sources including our warehouse facilities, securitization debt and member deposits at SoFi Bank. We also incur interest expense related to our revolving credit facility and convertible notes, as well as on our convertible notes in the form of amortization of debt issuance costs and original issue discount.
Noninterest Income
Noninterest income primarily consists of: (i) fee-based revenue recognized from contracts with customers, which primarily relates to our technology products and solutions revenues and the growth and expansion of our financial services offerings, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to be originated by a third-party partner, (ii) fees earned upon the sale of loans originated on behalf of third party partners through our Loan Platform Business, (iii) loan origination fees, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, (iv) fair value changes in loans while we hold them on our consolidated balance sheet and our securitization activities, inclusive of our hedging activities, (v) gains on sales of loans transferred into the securitization or whole loan sale channels, (vi) the income we receive from our loan servicing activities, as well as the assumption of servicing rights from third parties, (vii) gains and losses on non-securitization investments, and (viii) gains and losses on extinguishment of debt.
Noninterest Expense
Noninterest expense primarily relates to the following categories of expenses: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative. Certain costs are included within each of these line items, such as compensation and benefits-related expense (inclusive of share-based compensation expense), professional services, depreciation and amortization, and occupancy-related costs. We allocate certain costs to each of these categories based on department-level headcounts. We generally expect these expenses to increase in absolute dollars as our business continues to grow. Noninterest expense also includes goodwill impairment, related to the Galileo and Technisys reporting units.
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

SoFi Technologies, Inc.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net interest income	$1,716,481	$1,261,740	$584,096	$454,741	36%	$677,644	116%
Total noninterest income	958,378	861,049	989,439	97,329	11%	(128,390)	(13)%
Total net revenue	2,674,859	2,122,789	1,573,535	552,070	26%	549,254	35%
Provision for credit losses(1)	31,712	54,945	54,332	(23,233)	(42)%	613	1%
Total noninterest expense(1)	2,409,802	2,369,002	1,837,924	40,800	2%	531,078	29%
Income (loss) before income taxes	233,345	(301,158)	(318,721)	534,503	n/m	17,563	(6)%
Income tax benefit (expense)	265,320	416	(1,686)	264,904	n/m	2,102	n/m
Net income (loss)	$498,665	$(300,742)	$(320,407)	$799,407	n/m	$19,665	(6)%
__________________
(1)In the fourth quarter of 2024, we made a presentation change to present the provision for credit losses below total net revenue and above total noninterest expense, from its previous presentation within total noninterest expense. Respective prior period amounts were recast to conform to the current period presentation.

SoFi Technologies, Inc.

Net Interest Income
The tables below present average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Year Ended December 31,
	2024			2023			2022
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,814,098	$133,686	4.75%	$2,172,013	$91,312	4.20%	$1,122,364	$10,841	0.97%
Investment securities	1,412,821	79,338	5.62	541,590	25,096	4.63	494,005	12,542	2.54
Loans	25,360,067	2,594,793	10.23	18,733,812	1,934,659	10.33	9,200,023	749,071	8.14
Total interest-earning assets	29,586,986	2,807,817	9.49	21,447,415	2,051,067	9.56	10,816,392	772,454	7.14
Total noninterest-earning assets	3,305,102			3,055,580			2,812,054
Total assets	$32,892,088			$24,502,995			$13,628,446
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,167,328	$45,117	2.08%	$2,214,794	$51,673	2.33%	$1,336,006	$21,814	1.63%
Savings deposits	18,385,550	782,205	4.25	8,481,895	359,444	4.24	1,403,750	31,045	2.21
Time deposits	2,060,959	102,832	4.99	1,958,002	96,703	4.94	281,633	6,934	2.46
Total interest-bearing deposits	22,613,837	930,154	4.11	12,654,691	507,820	4.01	3,021,389	59,793	1.98
Warehouse facilities	1,555,603	97,781	6.29	3,142,096	192,987	6.14	2,378,935	71,717	3.01
Securitization debt	188,855	7,197	3.81	751,869	36,853	4.90	593,824	22,507	3.79
Other debt(2)	1,782,732	56,204	3.15	1,638,748	51,526	3.14	1,575,027	30,618	1.94
Total debt	3,527,190	161,182	4.57	5,532,713	281,366	5.09	4,547,786	124,842	2.75
Residual interests classified as debt	2,495	—	—	12,301	141	1.15	57,510	3,723	6.47
Total interest-bearing liabilities	26,143,522	1,091,336	4.17	18,199,705	789,327	4.34	7,626,685	188,358	2.47
Total noninterest-bearing liabilities	753,979			757,070			657,314
Total liabilities	26,897,501			18,956,775			8,283,999
Total temporary equity	123,221			320,374			320,374
Total permanent equity	5,871,366			5,225,846			5,024,073
Total liabilities, temporary equity and permanent equity	$32,892,088			$24,502,995			$13,628,446

Net interest income(3)		$1,716,481			$1,261,740			$584,096
Net interest margin(4)			5.80%			5.88%			5.40%
___________________
(1)Average balances were calculated on daily carrying balances for the 2024 and 2023 periods, and on thirteen-month ending carrying balances for the 2022 period, as the daily analysis in the prior periods would have involved undue burden. Both average calculations are representative of our operations.
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
2024 vs. 2023. Net interest income increased by $454.7 million, or 36%, during the year ended December 31, 2024 compared to the year ended December 31, 2023, and net interest margin decreased by 8 basis points. Average interest-earning assets increased by 38% and average yields decreased by 7 basis points overall, while average interest-bearing liabilities increased by 44% and the average cost of interest-bearing liabilities decreased by 17 basis points.
The increases in net interest income were primarily driven by (i) higher interest income from personal loans and student loans of $602.1 million, which was primarily a function of increases in the average balance and origination volume, as

SoFi Technologies, Inc.

well as longer loan holding periods, (ii) higher interest income from investment securities of $54.2 million primarily attributable to higher average balances, (iii) higher interest income from interest-bearing deposits with banks of $42.4 million, primarily attributed to higher average balances, and (iv) lower interest expense on warehouse facilities and securitizations of $124.9 million primarily attributable to lower average balances, which is reflective of our continued funding mix shift towards deposit funding. These items were partially offset by higher interest expense on deposits of $422.3 million primarily attributable to higher average balances.
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

	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$30,503	$11,871	$42,374	$44,128	$36,343	$80,471
Investment securities	48,924	5,318	54,242	2,205	10,349	12,554
Loans	677,986	(17,852)	660,134	984,564	201,024	1,185,588
Total interest income	$757,413	$(663)	$756,750	$1,030,897	$247,716	$1,278,613

Interest expense:
Interest-bearing deposits	$425,495	$(3,161)	$422,334	$386,575	$61,452	$448,027
Debt	(116,639)	(3,545)	(120,184)	50,088	106,436	156,524
Residual interests classified as debt	—	(141)	(141)	(519)	(3,063)	(3,582)
Total interest expense	$308,856	$(6,847)	$302,009	$436,144	$164,825	$600,969
Net interest income	$448,557	$6,184	$454,741	$594,753	$82,891	$677,644
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

SoFi Technologies, Inc.

Loan Maturity Schedule
The following table presents the maturities of our loan portfolio, as well as the separate presentation of the total amount of loans in each loan category that are due after one year that have variable rates and fixed rates:

	As of December 31, 2024(1)
($ in thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Loan Portfolio:
Personal loans	$386,485	$13,128,259	$3,074,879	$—	$16,589,623
Student loans	4,941	1,222,684	4,951,901	2,036,103	8,215,629
Home loans	—	—	10,963	138,899	149,862
Secured loans	—	360,940	443,860	—	804,800
Credit card(2)	328,472	—	—	—	328,472
Commercial and consumer banking	2,654	3,056	11,284	135,644	152,638
Total loans	$722,552	$14,714,939	$8,492,887	$2,310,646	$26,241,024
Loans with variable rates:
Personal loans		$308	$—	$—	$308
Student loans		10,565	83,633	18,626	112,824
Commercial and consumer banking		351	5,566	126,320	132,237
Total loans		$11,224	$89,199	$144,946	$245,369
Loans with fixed rates:
Personal loans		$13,127,951	$3,074,879	$—	$16,202,830
Student loans		1,212,119	4,868,268	2,017,477	8,097,864
Home loans		—	10,963	138,899	149,862
Secured loans		360,940	443,860	—	804,800
Commercial and consumer banking		2,705	5,718	9,324	17,747
Total loans		$14,703,715	$8,403,688	$2,165,700	$25,273,103
__________________
(1)Maturities presented are based upon the contractual terms of the loans. Amounts represent unpaid principal balance of loans outstanding at period end.
(2)Due to the revolving nature of credit cards, we report all of our credit card balances as due within one year.
Noninterest Income
The following table presents the components of our total noninterest income:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Loan origination, sales, and securitizations	$255,870	$371,812	$565,372	$(115,942)	(31)%	$(193,560)	(34)%
Servicing	22,244	37,328	43,547	(15,084)	(40)%	(6,219)	(14)%
Technology products and solutions	350,810	323,972	304,901	26,838	8%	19,071	6%
Loan platform fees	141,608	33,602	31,540	108,006	321%	2,062	7%
Other	187,846	94,335	44,079	93,511	99%	50,256	114%
Total noninterest income	$958,378	$861,049	$989,439	$97,329	11%	$(128,390)	(13)%

SoFi Technologies, Inc.

Loan Platform Business
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Loan platform fees(1)	$141,608	$33,602	$31,540	$108,006	321%	$2,062	7%
Servicing(2)	15,825	2,464	3,711	13,361	542%	(1,247)	(34)%
Loan platform fees and servicing, total noninterest income	$157,433	$36,066	$35,251	$121,367	337%	$815	2%
___________________
(1)Recorded within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss), and the Financial Services reportable segment.
(2)Recorded within noninterest income—servicing in the consolidated statements of operations and comprehensive income (loss), and the Lending reportable segment. Amounts reflect revenue from our servicing agreements on loans which we did not originate, excluding the impacts of changes in fair value inputs and assumptions on related servicing rights as they were immaterial for all periods presented.
2024 vs. 2023. Total noninterest income increased by $97.3 million, or 11%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to: (i) in loan origination, sales and securitizations, higher origination fees of $242.9 million primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate; (ii) growth in our Loan Platform Business of $121.4 million composed of an increase of $108.0 million reported in loan platform fees related to revenue from loans that we originate on behalf of third parties and pre-qualified borrower referrals to third-party loan origination partners, as well as a related increase in servicing income of $13.4 million; (iii) in other, an increase in gains on extinguishment of debt of $47.9 million, and an increase in interchange fee revenue of $32.4 million on higher volume; and (iv) in technology products and solutions, an increase in technology services fee revenue of $26.3 million driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as account growth.
These increases were partially offset by lower revenue in loan origination, sales and securitizations reflecting: (i) higher personal and student loan net charge-offs of $172.5 million, primarily driven by growth in the portfolios and elevated charge off rates; (ii) a net decrease of $111.0 million related to the following: lower fair value gains on personal loans, which were primarily impacted by smaller decreases in discount rate assumptions during 2024 (a decrease of $371.2 million); lower fair value gains on student loans, which were primarily impacted by higher discount rate assumptions (a decrease of $77.7 million; and gains on student loan, personal loan and risk retention interest rate swap positions during 2024 compared to losses in 2023, primarily driven by larger increases in interest rates in the 2024 period (an increase of $337.9 million). In addition, servicing income decreased $28.4 million primarily related to unfavorable changes in valuation inputs and assumptions for personal loans and student loans, which was primarily attributable to increased prepayment rate and default rate assumptions, respectively, during 2024; and (iii) higher losses of $66.1 million on personal loan sales in the 2024 period, and were due to both price and volume factors, as well as delinquent loan sales in the 2024 period only.
2023 vs. 2022. Total noninterest income decreased by $128.4 million, or 13%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily attributable to: (i) higher personal loan write-offs in 2023, (ii) higher origination fees primarily related to a new product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, (iii) the net effect of higher income related to in period originations, loan sale execution and fair value adjustments on loans and securitization loans, which were primarily impacted by higher personal loan origination volume, lower student loan prepayment assumptions, and an increase in securitization loan fair market values primarily associated with a consolidated securitization transaction in the first quarter of 2023, partially offset by losses in 2023 compared to gains in 2022 on loan hedging and risk retention hedge activities due to smaller increases in interest rates during the 2023 period, (iv) growth in technology products and solutions fees largely driven by revenue contribution from Technisys for the full period in 2023, (v) increased interchange revenue, and (vi) gain on extinguishment of debt during 2023.

SoFi Technologies, Inc.

Provision for Credit Losses

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Credit Card	$31,599	$54,267	$53,030	$(22,668)	(42)%	$1,237	2%
Commercial and consumer banking	113	678	1,302	(565)	(83)%	(624)	(48)%
Total	$31,712	$54,945	$54,332	$(23,233)	(42)%	$613	1%
2024 vs. 2023. The provision for credit losses was $31.7 million for the year-ended December 31, 2024, reflecting net charge-offs of $39.6 million and an allowance release of $8.0 million. Net charge-offs of $39.6 million decreased $1.4 million compared to the year ended December 31, 2023, driven by lower credit card charge-offs primarily due to improved delinquency rate (total credit card delinquency rate was 4.8%, down approximately 210 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions. The allowance release of $8.0 million was also primarily related to our credit card products, reflecting improved credit quality of the portfolio, including higher borrower FICO scores. The prior year provision for the year ended December 31, 2023 was $54.9 million, reflecting net charge-offs of $41.0 million and an allowance increase of $13.3 million.
2023 vs. 2022. The provision for the year ended December 31, 2023 was $54.9 million and increase of $0.6 million from the prior year reflecting higher average credit card balances combined with elevated credit card loss rates during 2022.
Refer to “Analysis of Charge-offs”.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

	December 31,
($ in thousands)	2024	2023
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$46,684	$54,695
Total loans held for investment, at amortized cost outstanding(1)	$1,285,910	$884,390
Ratio(2)	3.63%	6.18%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The decrease in the ratio was primarily attributable to secured loans, for which we did not recognize an allowance for credit losses, as well as a decrease in the allowance for credit losses related to credit card on improved delinquencies.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	December 31, 2024		December 31, 2023
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$44,350	26%	$52,385	36%
Commercial and consumer banking	2,334	12%	2,310	13%
Secured loans(2)	—	62%	—	51%
Total	$46,684	100%	$54,695	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be

SoFi Technologies, Inc.

serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of December 31, 2024, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.
Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Year Ended December 31,
	2024			2023			2022
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)	Ratio(5)	Average Loans(1)	Net Charge-offs(2)(3)	Ratio(5)
Personal loans	$16,426,053	$581,370	3.54%	$12,638,807	$432,706	3.42%	$4,767,708	$88,511	1.86%
Student loans	7,414,829	47,097	0.64%	5,641,787	25,048	0.44%	4,059,001	12,677	0.31%
Home loans	77,912	—	—%	78,554	—	—%	132,663	—	—%
Secured loans	1,024,275	—	—%	26,291	—	—%	—	—	—%
Credit card	274,093	39,634	14.46%	238,832	40,992	17.16%	167,290	20,957	12.53%
Commercial and consumer banking	142,905	89	0.06%	109,541	46	0.04%	73,361	7	0.01%
Total loans	$25,360,067	$668,190	2.63%	$18,733,812	$498,792	2.66%	$9,200,023	$122,152	1.33%
___________________
(1)Average balances were calculated on daily carrying balances for the 2024 and 2023 periods, and on thirteen-month ending carrying balances for the 2022 period, as the daily analysis in the prior periods would have involved undue burden. Both average calculations are representative of our operations.
(2)Net charge-offs include both credit- and certain non-credit-related charge-offs. Non-credit related charge-offs, which primarily relate to alleged or potential fraud, occur occasionally in our business and are impacted by factors different from our credit related charge-offs. Non-credit related charge-offs were immaterial for all periods presented.
(3)Net charge-offs related to personal, student and home loans are generally recorded in noninterest income—loan origination, sales, and securitizations as part of the respective loans total change in fair value. Net charge-offs related to credit card and commercial and consumer banking are considered as part of the allowance for credit losses and provision for credit losses.
(4)Excludes the impact of delinquent personal loan sales during the year ended December 31, 2024 . These loans were sold prior to charge-off during the year ended December 31, 2024 and otherwise would have been charged off as of December 31, 2024 consistent with our policy. See Note 4. Loans to the Notes to Consolidated Financial Statements for additional information.
(5)Net charge-off ratio is calculated as net charge-offs divided by average loans.

2024 vs. 2023. For the year ended December 31, 2024, the total net charge-off ratio was 2.63%, a decrease of 3 bps compared with the year ended December 31, 2023, and total net charge-offs were $668.2 million, an increase of $169.4 million over the comparable period. The decrease in the total net charge-off ratio was primarily due to a lower credit card net charge-off ratio reflective of improvement in delinquency rates (total credit card delinquency rate was 4.8%, down approximately 210 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, as well as an increase of $359.1 million in secured loans, for which we did not recognize an allowance for credit losses. The increase in total net charge-offs was primarily driven by higher personal loan amounts of $148.7 million and higher student loan amounts of $22.0 million. In addition, charge-off ratios for personal loans and student loans were higher year over year, by 12 bps and 20 bps, respectively, which partially offset the improvement in the total net charge-off ratio. These increases reflect growth in our portfolios, seasoning of vintages and credit normalization, along with the impact of the end of the student loan payment moratorium on August 30, 2023.
2023 vs. 2022. For the year ended December 31, 2023, the total net charge-off ratio was 2.66%, an increase of 133 bps compared with the year ended December 31, 2022, and total net charge-offs were $498.8 million, an increase of $376.6 million over the comparable period. The increase in the net charge-off rate and net charge-offs related to credit card was primarily related to our maturing portfolio, and personal loans on growth in our portfolio, seasoning of vintages and credit normalization.

SoFi Technologies, Inc.

Noninterest Expense
The following table presents the components of our total noninterest expense:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Technology and product development	$551,787	$511,419	$405,257	$40,368	8%	$106,162	26%
Sales and marketing	796,293	719,400	617,823	76,893	11%	101,577	16%
Cost of operations	461,633	379,998	313,226	81,635	21%	66,772	21%
General and administrative	600,089	511,011	501,618	89,078	17%	9,393	2%
Goodwill impairment	—	247,174	—	(247,174)	(100)%	247,174	n/m
Total noninterest expense(1)	$2,409,802	$2,369,002	$1,837,924	$40,800	2%	$531,078	29%
__________________
(1)In the fourth quarter of 2024, we made a presentation change to present the provision for credit losses below total net revenue and above total noninterest expense, from its previous presentation within total noninterest expense. Respective prior period amounts were recast to conform to the current period presentation.
2024 vs. 2023. Total noninterest expense increased by $40.8 million, or 2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by: (i) in sales and marketing, increases in direct member incentives, advertising and marketing expenditures, and lead generation costs of $112.8 million primarily related to our Lending and Financial Services segments; (ii) increases in amortization of purchased and internally-developed software, and tools and subscriptions costs of $55.2 million, primarily reported in technology and product development, reflective of continued investments in technology; (iii) increases in professional services costs of $43.8 million, primarily reported in general and administrative and cost of operations; (iv) primarily in cost of operations, an increase in product fulfillment costs of $36.1 million, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform; (v) higher employee compensation and benefits of $32.5 million, which was attributable to increases in headcount and salary related to support of our growth and impacts of the inflationary environment, partially offset by decreases in share-based compensation expense and restructuring charges during the first quarter of 2023; and (vi) in general and administrative, amortization of premiums on a credit default swap of $30.2 million related to our student loans during the 2024 period. These increases were partially offset by the absence of $247.2 million of goodwill impairment expenses in the 2023 period related to the Galileo and Technisys reporting units.
2023 vs. 2022. Total noninterest expense increased by $531.1 million, or 29%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by: (i) goodwill impairment expense related to the Galileo and Technisys reporting units, further discussed within “Critical Accounting Estimates—Goodwill”, (ii) higher employee compensation and benefits, which was attributable to increases in headcount and salary and the inclusion of Technisys for the full 2023 period compared to a partial period in 2022, related to support of our growth and impacts of the inflationary environment, as well as restructuring charges during the first and fourth quarters of 2023 and partially offset by decreases in share-based compensation expense, (iii) increases in advertising and marketing expenditures, utilization of lead generation channels and direct member incentives, (iv) increased amortization of purchased and internally-developed software, and in tools and subscriptions costs, reflective of continued investments in technology, (v) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform, and (vi) increases in amortization of intangible assets primarily due to acquired intangible assets in the Technisys Merger and Wyndham acquisition. These increases were partially offset by the absence of transaction expenses that were incurred in the 2022 period related to our acquisition of Technisys.
Income Taxes
The income tax benefit for the year ended December 31, 2024 was $265.3 million, primarily due to the release in the fourth quarter of a $258.4 million valuation allowance against certain deferred tax assets based on our reassessment of their realizability. The timing of this valuation allowance release was primarily due to our cumulative income combined with projections of continued profitability. Management defines cumulative income as the most recent three years of pre-tax income when adjusted for certain non-recurring, non-taxable, or non-deductible transactions. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements for additional information.

SoFi Technologies, Inc.

Our income tax benefit in 2023 was primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys. Our 2023 benefits were partially offset by income tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. As noted above, in 2024 we released a significant portion of our valuation allowance. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements.

Summary Results by Segment

Contribution profit (loss) is the primary measure of segment-level profit and loss that, along with our key business metrics, is used by management to evaluate our business, measure our performance, identify trends and make strategic decisions. Contribution profit (loss) is defined as total net revenue for each reportable segment less expenses directly attributable to the reportable segment, provision for credit losses and, in the case of our Lending segment, adjusted for fair value adjustments attributable to assumption changes associated with our servicing rights and residual interests classified as debt. See the sections entitled “Consolidated Results of Operations”, “Summary Results by Segment” and “Non-GAAP Financial Measures” for discussion and analysis of these key financial measures.

	December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	Change	% Change	Change	% Change
Lending
Total net revenue	$1,485,222	$1,370,621	$1,139,991	$114,601	8%	$230,630	20%
Directly attributable expenses	(588,507)	(513,073)	(442,945)	(75,434)	15%	(70,128)	16%
Contribution profit	890,543	823,273	664,003	67,270	8%	159,270	24%
Technology Platform
Total net revenue	$395,178	$352,340	$315,133	$42,838	12%	$37,207	12%
Directly attributable expenses	(268,223)	(257,554)	(238,620)	(10,669)	4%	(18,934)	8%
Contribution profit	126,955	94,786	76,513	32,169	34%	18,273	24%
Financial Services
Total net revenue	$821,511	$436,515	$167,676	$384,996	88%	$268,839	160%
Provision for credit losses	(31,659)	(54,945)	(54,332)	23,286	(42)%	(613)	1%
Directly attributable expenses	(482,845)	(381,832)	(312,770)	(101,013)	26%	(69,062)	22%
Contribution profit (loss)	307,007	(262)	(199,426)	307,269	n/m	199,164	(100)%
Reportable segments total
Total net revenue	$2,701,911	$2,159,476	$1,622,800	$542,435	25%	$536,676	33%
Provision for credit losses	(31,659)	(54,945)	(54,332)	23,286	(42)%	(613)	1%
Directly attributable expenses	(1,339,575)	(1,152,459)	(994,335)	(187,116)	16%	(158,124)	16%
Contribution profit	1,324,505	917,797	541,090	406,708	44%	376,707	70%

SoFi Technologies, Inc.

Lending Segment
In the table below, we present certain metrics related to our Lending segment:

	December 31,			2024 vs. 2023		2023 vs. 2022
Metric	2024	2023	2022	Change	% Change	Change	% Change
Total products (number, as of period end)	2,010,354	1,663,006	1,340,597	347,348	21%	322,409	24%
Origination volume ($ in thousands, during period)
Personal loans(1)	$17,614,985	$13,801,065	$9,773,705	$3,813,920	28%	$4,027,360	41%
Student loans	3,780,752	2,630,040	2,245,499	1,150,712	44%	384,541	17%
Home loans	1,820,213	997,492	966,177	822,721	82%	31,315	3%
Total	$23,215,950	$17,428,597	$12,985,381	$5,787,353	33%	$4,443,216	34%
Loans with a balance (number, as of period end)(2)	1,257,965	1,009,433	753,043	248,532	25%	256,390	34%
Average loan balance ($, as of period end)(2)
Personal loans	$25,377	$24,223	$24,917	$1,154	5%	$(694)	(3)%
Student loans(3)	42,960	44,683	46,585	(1,723)	(4)%	(1,902)	(4)%
Home loans	279,321	284,289	285,152	(4,968)	(2)%	(863)	—%
_________________
(1)Inclusive of origination volume related to our Loan Platform Business. For the year ended December 31, 2024, we originated $2.1 billion of personal loans on behalf of third parties. We did not originate any loans on behalf of third parties during 2023 or 2022.
(2)Loans with a balance and average loan balance include Lending products on our balance sheet, as well as transferred loans and referred loans with which we have a continuing involvement through our servicing agreements.
(3)Includes in-school loans and student loan refinancing products. In-school loans carry a lower average balance than student loan refinancing products.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and Part I, Item 1. “Our Reportable Segments” for further discussion of this measure as it relates to our Lending segment.
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
Personal Loans. During the year ended December 31, 2024, total personal loan origination volume increased by 28% relative to 2023, inclusive of a $2.1 billion increase related to personal loans originated on behalf of third parties during the second half of 2024 in support of our Loan Platform Business. Overall increases in origination volume were primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment during 2023 that remained elevated into the third quarter of 2024.
During the year ended December 31, 2023, personal loan origination volume increased by 41% relative to 2022, primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment.
Student Loans. During the year ended December 31, 2024, student loan origination volume increased by 44% relative to 2023, as demand for student loan refinancing products increased after the resumption of principal and interest payments on federally-held student loans as borrowers looked to refinance at a lower rate or, given the high interest rate environment, to extend the loan term.

SoFi Technologies, Inc.

During the year ended December 31, 2023, student loan origination volume increased by 17% relative to 2022, as demand for student loan refinancing products increased ahead of the resumption of principal and interest payments on federally-held student loans as borrowers looked to refinance at a lower rate or, given the high interest rate environment, to extend the loan term. This was partially offset by the unfavorable impact of the suspension of principal and interest payments on federally-held student loans through August 30, 2023 and the expectation of debt cancellation for certain federal student loan borrowers which was struck down by the U.S. Supreme Court in June 2023, combined with a continued rising interest rate environment in 2023.
Home Loans. During the year ended December 31, 2024, home loan origination volume increased by 82% relative to 2023. Our home loan origination volume increased notably beginning in the second quarter of 2023 and throughout 2024, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham. In addition, interest rates began to decline in the third quarter of 2024, which tends to raise demand for home loans overall as well as shift demand towards refinance originations from purchase originations.
During the year ended December 31, 2023, home loan origination volume decreased by 3% relative to 2022 due to continued rising interest rates, which tends to lower demand for home loans overall and shift demand from refinance originations to purchase originations, the latter of which is a more competitive landscape. Although purchase originations historically represented a smaller percentage of our home loan originations, our mix during the 2023 period has shifted toward more purchase originations, which we would expect to continue under similar macroeconomic conditions. Our home loan origination volume increased notably beginning in the second quarter of 2023, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham.
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
In the table below, we present additional information related to our lending products:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Overall weighted average origination FICO	750	749	752
Personal Loans(1)
Weighted average origination FICO	746	745	747
Weighted average interest rate earned(2)	13.34%	13.28%	11.82%
Interest income recognized	$2,077,990	$1,600,527	$551,458
Sales of loans	$6,595,822	$938,403	$2,911,491
Student Loans
Weighted average origination FICO	766	770	773
Weighted average interest rate earned(2)	5.73%	5.13%	4.27%
Interest income recognized	$406,546	$281,921	$170,550
Sales of loans	$294,187	$96,678	$877,920
Home Loans
Weighted average origination FICO	755	755	749
Weighted average interest rate earned(2)	7.94%	5.76%	3.42%
Interest income recognized	$6,117	$4,982	$4,714
Sales of loans	$1,737,100	$1,029,214	$1,094,981
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the year ended December 31, 2024, included $2.1 billion related to loans originated on behalf of third parties. We did not originate any loans on behalf of third parties during the 2023 and 2022 periods presented.
(2)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the unpaid principal balances of loans outstanding during the period, which are impacted by loan holding periods as well as interest rates charged to borrowers. Weighted average interest rate earned was determined on a daily basis for the 2024 and 2023 periods and on a thirteen-month basis for the 2022 period, as the daily analysis in the prior period would have involved undue burden. Both average calculations are representative of our operations.

SoFi Technologies, Inc.

Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment.

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net interest income	$1,207,226	$960,773	$531,480	$246,453	26%	$429,293	81%
Noninterest income	277,996	409,848	608,511	(131,852)	(32)%	(198,663)	(33)%
Total net revenue	1,485,222	1,370,621	1,139,991	114,601	8%	230,630	20%
Servicing rights – change in valuation inputs or assumptions(1)	(6,280)	(34,700)	(39,651)	28,420	(82)%	4,951	(12)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	108	425	6,608	(317)	(75)%	(6,183)	(94)%
Directly attributable expenses	(588,507)	(513,073)	(442,945)	(75,434)	15%	(70,128)	16%
Contribution profit	$890,543	$823,273	$664,003	$67,270	8%	$159,270	24%
Adjusted net revenue — Lending(3)	$1,479,050	$1,336,346	$1,106,948	$142,704	11%	$229,398	21%
__________________
(1)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. These non-cash charges, which are recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss), are unrealized during the period and, therefore, have no impact on our cash flows from operations.
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
Net interest income
2024 vs. 2023. Net interest income in our Lending segment increased by $246.5 million, or 26%, for the year ended December 31, 2024 compared to 2023. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $3.5 billion (29%) and $1.6 billion (29%), respectively, combined with higher weighted average interest rates. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods. Interest expense associated with funding our lending activities increased by $410.0 million, or 44%, primarily due to higher average loan balances.
2023 vs. 2022. Net interest income in our Lending segment increased by $429.3 million, or 81%, for the year ended December 31, 2023 compared to 2022. This was primarily attributable to increases in average personal and student loan unpaid principal balances of $7.0 billion (161%) and $1.7 billion (49%), respectively, combined with a higher weighted average interest rate. The personal loan average balance increase was primarily attributable to higher origination volume and longer loan holding periods. The student loan average balance increase was primarily attributable to longer loan holding periods. Interest expense associated with funding our lending activities increased by $732.1 million, or 356%, primarily due to the sharp increases in benchmark rates which are reflective of the higher interest rate environment year over year, as well as higher average loan balances.
Noninterest income
2024 vs. 2023. Noninterest income in our Lending segment decreased by $131.9 million, or 32%, for the year ended December 31, 2024 compared to 2023, which was primarily attributable to lower loan origination, sales, and securitizations income of $115.9 million.
2023 vs. 2022. Noninterest income in our Lending segment decreased by $198.7 million, or 33%, for the year ended December 31, 2023 compared to 2022, which was primarily attributable to lower loan origination, sales, and securitizations income of $193.3 million.

SoFi Technologies, Inc.

Loan Originations, Sales, and Securitizations
The following table presents the components of noninterest income—loan origination, sales, and securitizations:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$199,464	$689,956	$295,562	$(490,492)	(71)%	$394,394	133%
Economic derivative hedges of loan fair values	331,477	(11,258)	369,898	342,735	n/m	(381,156)	n/m
Other derivative instruments(2)	(15,730)	7,560	(11,032)	(23,290)	n/m	18,592	n/m
Loan origination fees	377,277	134,399	7,452	242,878	181%	126,947	n/m
Loan write-off expense – whole loans(3)	(627,696)	(455,194)	(101,188)	(172,502)	38%	(354,006)	350%
Loan repurchase (expense) benefit(4)	(4,803)	(2,075)	4,460	(2,728)	131%	(6,535)	n/m
Other	(4,097)	8,453	(10)	(12,550)	n/m	8,463	n/m
Loan origination, sales, and securitizations noninterest income	$255,892	$371,841	$565,142	$(115,949)	(31)%	$(193,301)	(34)%
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
(2)Includes gains (losses) on IRLCs and interest rate caps. Also includes losses related to credit derivatives in 2024, as well as gains on purchase price earn-out during 2023 and 2022.
(3)For the years ended December 31, 2024, 2023 and 2022, includes gross write-offs of $730.1 million, $533.3 million and $131.6 million, respectively. Total recoveries were $102.4 million, $78.1 million and $30.4 million, respectively, of which $78.8 million, $53.7 million and $10.5 million, respectively, were captured via loan sales to a third-party collection agency.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements for additional information.
2024 vs. 2023. The decrease in loan origination, sales, and securitizations income of $115.9 million, or 31%, was primarily driven by: (i) higher personal loan as well as student loan write-offs in the 2024 period, primarily driven by higher loan origination volume, longer loan holding periods and elevated charge off rates during 2024 ($170.7 million); (ii) a net decrease of $111.0 million related to the following: lower fair value gains on personal loans, which were primarily impacted by smaller decreases in discount rate assumptions during 2024 ($371.2 million); lower fair value gains on student loans, which were primarily impacted by higher discount rate assumptions ($77.7 million); and gains on student loan, personal loan and risk retention interest rate swap positions during 2024 compared to losses in 2023, primarily driven by larger increases in interest rates in the 2024 period ($337.9 million); and (iii) higher losses of $66.1 million on personal loan sales in the 2024 period, and were due to both price and volume factors, as well as delinquent loan sales in the 2024 period only.
These decreases were partially offset by higher origination fees primarily related to a new product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate ($242.9 million).
2023 vs. 2022. The decrease in loan origination, sales, and securitizations income was primarily driven by: (i) higher personal loan write-offs in the 2023 period, primarily driven by longer loan holding periods and elevated charge off rates, (ii) losses in 2023 compared to gains in 2022 on student loan, personal loan and risk retention interest rate swap positions primarily driven by smaller increases in interest rates during the 2023 period, and (iii) lower gains on home loan pipeline hedges primarily driven by larger increases in the underlying hedge price index during the 2023 period.
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

SoFi Technologies, Inc.

Servicing
We own the master servicing on all of the servicing rights that we retain and, in each case, recognize the gross servicing rate applicable to each serviced loan. Sub-servicers are utilized for all serviced student loans and home loans, which represents a cost to SoFi, but these arrangements do not impact our calculation of the weighted average basis points earned for each loan type serviced. Further, there is no impact on servicing income due to forbearance and moratoriums on certain debt collection activities, and there are no waivers of late fees. The table below presents information related to our loan servicing assets:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Servicing income recognized
Personal loans(1)	$90,918	$24,074	$35,653	$66,844	278%	$(11,579)	(32)%
Student loans	22,811	25,174	36,256	(2,363)	(9)%	(11,082)	(31)%
Home loans	17,347	15,161	12,965	2,186	14%	2,196	17%
Servicing rights fair value change
Personal loans(1)	$153,952	$28,839	$(4,245)	$125,113	434%	$33,084	n/m
Student loans	(7,678)	(4,929)	(24,058)	(2,749)	56%	19,129	(80)%
Home loans	15,385	6,705	9,898	8,680	129%	(3,193)	(32)%
___________________
(1)Increases during the 2024 periods were primarily attributable to higher loan sales.
Directly attributable expenses
The directly attributable expenses allocated to the Lending segment that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Direct advertising	$218,566	$183,885	$178,263	$34,681	19%	$5,622	3%
Lead generation	149,481	115,388	87,716	34,093	30%	27,672	32%
Compensation and benefits	126,394	119,266	103,996	7,128	6%	15,270	15%
Loan origination and servicing costs	51,415	46,241	41,535	5,174	11%	4,706	11%
Professional services	11,957	9,592	6,649	2,365	25%	2,943	44%
Intercompany technology platform expenses	2,706	948	—	1,758	185%	948	n/m
Other(1)	27,988	37,753	24,786	(9,765)	(26)%	12,967	52%
Directly attributable expenses	$588,507	$513,073	$442,945	$75,434	15%	$70,128	16%
__________________
(1)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs, and third-party loan fraud (net of related insurance recoveries).
2024 vs. 2023. Lending segment directly attributable expenses increased by $75.4 million, or 15%, for the year ended December 31, 2024 compared to 2023, primarily due to: (i) an increase in direct advertising primarily related to online and digital advertising, (ii) an increase in personal and student loan lead generation channels, (iii) an increase in allocated compensation and related benefits, which reflected increases in average compensation in 2024, and (iv) a decrease in other expenses, primarily related to third-party loan fraud.
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

SoFi Technologies, Inc.

Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. See Note 4. Loans to the Notes to Consolidated Financial Statements for additional information.
The following table summarizes our whole loan sales:

	Year Ended December 31,
	2024	2023	2022
Personal loans
Fair value of consideration received:
Cash	$2,967,487	$567,904	$3,016,740
Receivable	5,288	—	—
Servicing assets recognized	178,919	30,168	21,925
Repurchase liabilities recognized	(9,907)	(2,069)	(7,351)
Total consideration received	3,141,787	596,003	3,031,314
Aggregate unpaid principal balance and accrued interest of loans sold	2,973,077	567,003	2,924,567
Realized gain	$168,710	$29,000	$106,747
Sale execution(1)(2)	106.0%	105.5%	103.9%
Student loans
Fair value of consideration received:
Cash	$310,331	$98,624	$883,859
Servicing assets recognized	8,249	2,792	9,275
Repurchase liabilities recognized	(46)	(16)	(134)
Total consideration	318,534	101,400	893,000
Aggregate unpaid principal balance and accrued interest of loans sold	303,578	99,916	881,922
Realized gain	$14,956	$1,484	$11,078
Sale execution(1)	104.9%	101.5%	101.3%
Home loans
Fair value of consideration received:
Cash	$1,750,711	$1,022,600	$1,057,596
Servicing assets recognized	14,675	10,184	13,926
Repurchase liabilities recognized	(2,958)	(1,765)	(1,158)
Total consideration	1,762,428	1,031,019	1,070,364
Aggregate unpaid principal balance and accrued interest of loans sold	1,738,036	1,029,623	1,095,882
Realized gain (loss)	$24,392	$1,396	$(25,518)
Sale execution(1)	101.6%	100.3%	97.8%
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
(2)Excludes net origination fees, which are recognized in earnings at the time of origination. Personal loans sold during the year ended December 31, 2024, had related origination fees of $60.5 million. Sales execution including these origination fees would be 108.0%. Personal loans sold during the year ended December 31, 2023, had related origination fees of $4.7 million. Sales execution including these origination fees would be 106.3%.

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales during the year ended December 31, 2024. There were no delinquent whole loan sales during the years ended December 31, 2023 and 2022.

Year Ended December 31,
2024
Personal loans
Fair value of consideration received:
Cash	$24,228
Servicing assets recognized	20,259
Repurchase liabilities recognized	(136)
Total consideration	44,351
Aggregate unpaid principal balance and accrued interest of loans sold(1)	319,738
Realized loss	$(275,387)
Sale execution(2)	13.9%
__________________
(1) For the year ended December 31, 2024, includes $302.9 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the year ended December 31, 2024, $197.4 million of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the year ended December 31, 2024 and otherwise would have been charged off as of December 31, 2024 consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
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
In addition to the previously disclosed personal, student and home loan sale activity, during the year ended December 31, 2024 we also sold secured loans at par with an aggregate unpaid principal balance and accrued interest of $555.9 million.
Technology Platform Segment
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

	December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Total accounts	167,713,818	145,425,391	130,704,351	22,288,427	15%	14,721,040	11%
See “Key Business Metrics” and Part I, Item 1. “Our Reportable Segments” for further discussion of this measure as it relates to our Technology Platform segment.
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment.

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net interest income	$2,158	$1,514	$—	$644	43%	$1,514	n/m
Noninterest income	393,020	350,826	315,133	42,194	12%	35,693	11%
Total net revenue	395,178	352,340	315,133	42,838	12%	37,207	12%
Directly attributable expenses	(268,223)	(257,554)	(238,620)	(10,669)	4%	(18,934)	8%
Contribution profit	$126,955	$94,786	$76,513	$32,169	34%	$18,273	24%
Net interest income
Net interest income in our Technology Platform segment of $2.2 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively, relates to interest income earned on segment cash balances, which we began recording within the Technology Platform segment in the third quarter of 2023. Prior period amounts were determined to be immaterial, and presented within Corporate/Other.

SoFi Technologies, Inc.

Noninterest income
2024 vs. 2023. Noninterest income in our Technology Platform segment increased by $42.2 million, or 12%, for the year ended December 31, 2024 compared to 2023. The increase was primarily attributable to growth in technology services fees of $26.3 million driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as account growth. Noninterest income also included $36.8 million and $22.2 million of intercompany revenue for the years ended December 31, 2024 and 2023, respectively. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2024 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
2023 vs. 2022. Noninterest income in our Technology Platform segment increased by $35.7 million, or 11%, for the year ended December 31, 2023 compared to 2022. The increase was primarily attributable to growth in technology services fees of $20.5 million driven by revenue contribution from Technisys for the full 2023 period compared to ten months of 2022. Noninterest income also included $22.2 million and $7.6 million of intercompany revenue for the years ended December 31, 2023 and 2022, respectively. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2023 periods by our Financial Services segment, as well as within our Technology Platform segment, as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
The directly attributable expenses allocated to the Technology Platform segment that were used in the determination of the segment's contribution profit were as follows:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Compensation and benefits	$152,158	$151,041	$143,843	$1,117	1%	$7,198	5%
Product fulfillment	58,247	47,731	39,237	10,516	22%	8,494	22%
Tools and subscriptions	28,081	26,384	21,745	1,697	6%	4,639	21%
Professional services	12,088	13,230	11,460	(1,142)	(9)%	1,770	15%
Other(1)	17,649	19,168	22,335	(1,519)	(8)%	(3,167)	(14)%
Directly attributable expenses	$268,223	$257,554	$238,620	$10,669	4%	$18,934	8%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing, and accounts receivable write-offs.
2024 vs. 2023. Technology Platform segment directly attributable expenses increased by $10.7 million, or 4%, for the year ended December 31, 2024 compared to 2023, primarily attributable to an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform.
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
Financial Services Segment
In the table below, we present the total products metric related to our Financial Services segment:

	December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Total products	12,735,081	9,479,470	6,554,039	3,255,611	34%	2,925,431	45%
Total products in our Financial Services segment is a subset of our total products metric. See “Key Business Metrics” and Part I, Item 1. “Our Reportable Segments” for a further discussion of this measure as it relates to our Financial Services segment.

SoFi Technologies, Inc.

Financial Services Segment Results of Operations
The following table presents the measure of contribution profit (loss) for the Financial Services segment.

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net interest income	$573,422	$334,847	$92,574	$238,575	71%	$242,273	262%
Noninterest income	248,089	101,668	75,102	146,421	144%	26,566	35%
Total net revenue	821,511	436,515	167,676	384,996	88%	268,839	160%
Provision for credit losses(1)	(31,659)	(54,945)	(54,332)	23,286	(42)%	(613)	1%
Directly attributable expenses(1)	(482,845)	(381,832)	(312,770)	(101,013)	26%	(69,062)	22%
Contribution profit (loss)	$307,007	$(262)	$(199,426)	$307,269	n/m	$199,164	(100)%
__________________
(1)In the fourth quarter of 2024, we made a presentation change to present the provision for credit losses below total net revenue and above directly attributable expenses, from its previous presentation within directly attributable expenses. Respective prior period amounts were recast to conform to the current period presentation.
Net interest income
2024 vs. 2023. Net interest income in our Financial Services segment increased by $238.6 million, or 71%, for the year ended December 31, 2024 compared to 2023, which was primarily attributable to net interest income earned on our deposits which includes interest income based on our FTP framework (which is eliminated in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank.
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

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Referrals, loan platform business(1)	$52,129	$33,602	$31,540	$18,527	55%	$2,062	7%
Referrals, other(2)	8,197	4,841	4,512	3,356	69%	329	7%
Interchange(2)	66,829	35,247	17,391	31,582	90%	17,856	103%
Brokerage(2)	21,494	21,127	15,446	367	2%	5,681	37%
Other(2)(3)	2,797	2,647	2,245	150	6%	402	18%
Total revenue from contracts with customers(4)	151,446	97,464	71,134	53,982	55%	26,330	37%
Loan platform business, other(1)	89,479	—	—	89,479	n/m	—	n/m
Other sources of revenue(5)	7,164	4,204	3,968	2,960	70%	236	6%
Total Financial Services noninterest income	$248,089	$101,668	$75,102	$146,421	144%	$26,566	35%
_____________________
(1) Presented within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
(2) Presented within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
(3) Includes revenues from enterprise services and equity capital markets services.

SoFi Technologies, Inc.

(4) See Note 3. Revenue to the Notes to Consolidated Financial Statements for additional information.
(5) Presented within noninterest income—other, noninterest income—servicing and noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
2024 vs. 2023. Noninterest income in our Financial Services segment increased by $146.4 million, or 144%, for the year ended December 31, 2024 compared to 2023, primarily due to: (i) growth in our Loan Platform Business of $108.0 million, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners; and (ii) an increase in interchange fees of $31.6 million, which coincided with increased credit card and debit card transactions.
2023 vs. 2022. Noninterest income in our Financial Services segment increased by $26.6 million, or 35%, for the year ended December 31, 2023 compared to 2022, primarily due to an increase in interchange fees of $17.9 million, which coincided with increased credit card and debit card transactions, as well as brokerage-related fees, which were primarily attributable to increased trading volume on our platform during 2023.
Provision for credit losses
2024 vs. 2023. Provision for credit losses in our Financial Services segment decreased by $23.3 million, or 42%, primarily related to improvement in credit card delinquency rates (total credit card delinquency rate was 4.8%, down approximately 210 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, and improved credit quality of the portfolio, including higher borrower FICO scores.
2023 vs. 2022. Provision for credit losses in our Financial Services segment increased by $0.6 million, or 1%, reflecting higher average credit card balances combined with elevated credit card loss rates during 2022.
Directly attributable expenses
The directly attributable expenses allocated to the Financial Services segment that were used in the determination of the segment’s contribution profit (loss) were as follows:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Compensation and benefits	$137,097	$125,143	$110,288	$11,954	10%	$14,855	13%
Member incentives	80,837	54,616	45,923	26,221	48%	8,693	19%
Product fulfillment	73,194	49,829	33,713	23,365	47%	16,116	48%
Lead generation	50,325	36,447	30,418	13,878	38%	6,029	20%
Direct advertising	36,729	44,347	36,660	(7,618)	(17)%	7,687	21%
Intercompany technology platform expenses	23,924	12,961	4,600	10,963	85%	8,361	182%
Professional services	22,972	12,719	4,590	10,253	81%	8,129	177%
Other(1)	57,767	45,770	46,578	11,997	26%	(808)	(2)%
Directly attributable expenses(2)	$482,845	$381,832	$312,770	$101,013	26%	$69,062	22%
__________________
(1)Other expenses primarily include operational product losses, third party fraud expense, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
(2)In the fourth quarter of 2024, we made a presentation change to present the provision for credit losses below total net revenue and above directly attributable expenses, from its previous presentation within directly attributable expenses. Respective prior period amounts were recast to conform to the current period presentation.
2024 vs. 2023. Financial Services directly attributable expenses increased by $101.0 million, or 26%, for the year ended December 31, 2024 compared to 2023, primarily due to: (i) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product; (ii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product; (iii) an increase in compensation and benefits expense, which reflected an increase in allocated compensation and related benefits to support growth in the Financial Services segment, in addition to increases in average compensation in 2024; and (iv) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2024 period.
2023 vs. 2022. Financial Services directly attributable expenses increased by $69.1 million, or 22%, for the year ended December 31, 2023 compared to 2022, primarily due to: (i) an increase in product fulfillment costs, which included debit card

SoFi Technologies, Inc.

fulfillment services, primarily related to our SoFi Money product, (ii) an increase in compensation and benefits expense, which reflected growth in the Financial Services segment that required additional staffing, as well as increased average compensation in 2023, (iii) an increase in direct member incentives utilized to drive adoption and usage of our Financial Services products, the most significant of which was our SoFi Money product, (iv) an increase in direct advertising costs primarily driven by an increase in online and digital advertising largely related to the promotion of our SoFi Money product, and (v) an increase related to utilization of lead generation channels, primarily related to our credit card and Relay products
Corporate/Other Segment
Non-segment operations are classified as Corporate/Other, which includes net revenues associated with corporate functions, non-recurring gains and losses from non-securitization investment activities, interest income and realized gains and losses associated with investments in AFS debt securities, and gains or losses on extinguishment of convertible debt, all of which are not directly related to a reportable segment. Net interest expense within Corporate/Other also reflects the financial impact of our capital management activities within the treasury function, which reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. The following table presents the measure of total net revenue (loss) for Corporate/Other:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
($ in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Net interest expense	$(66,325)	$(35,394)	$(39,958)	$(30,931)	87%	$4,564	(11)%
Noninterest income (loss)	39,273	(1,293)	(9,307)	40,566	n/m	8,014	(86)%
Total net revenue (loss)	$(27,052)	$(36,687)	$(49,265)	$9,635	(26)%	$12,578	(26)%
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Reportable segments directly attributable expenses(1)	$(1,339,575)	$(1,152,459)	$(994,335)
Intercompany expenses	36,765	22,199	7,604
Expenses not allocated to segments:
Share-based compensation expense	(246,152)	(271,216)	(305,994)
Employee-related costs(1)	(288,767)	(250,326)	(184,764)
Depreciation and amortization expense	(203,498)	(201,416)	(151,360)
Goodwill impairment expense	—	(247,174)	—
Other corporate and unallocated expenses(2)	(368,575)	(268,610)	(209,075)
Total noninterest expense	$(2,409,802)	$(2,369,002)	$(1,837,924)
__________________
(1)Includes expenses related to compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
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
We maintain Treasury risk policies which outline specific requirements relating to the oversight of SoFi Technologies, Inc. (and its subsidiaries) capital planning, financial planning and forecasting, liquidity risk management, contingency funding planning, interest rate risk management, cash management and financial operations, among other activities. Oversight of these

SoFi Technologies, Inc.

activities is the responsibility of our ALCO. The ALCO is a management committee comprised of a cross-functional leadership team that is responsible for managing our use of capital, liquidity, sources and uses of funding, and sensitivities to various market risks, by identifying key risks and exposures, monitoring them appropriately, establishing tolerances and limits, mitigating risks where appropriate, and facilitating timely responses to changes in the macroeconomic environment and liquidity events to work to ensure the Company has the ability to meet its obligations.
The following table summarizes our total liquidity reserves:

	December 31, 2024
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$2,538,293	n/a	$2,538,293
Investments in AFS debt securities(1)	1,661,449	n/a	1,661,449
Warehouse facilities(2)	6,798,750	1,256,883	5,541,867
Revolving credit facility(3)	645,000	498,300	146,700
FHLB advances(4)	170,391	25,200	145,191
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$11,863,883	$1,780,383	$10,083,500
___________________
(1)Excludes investments in AFS debt securities which are pledged as collateral to the FHLB.
(2)Includes personal loan, student loan and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of December 31, 2024, warehouse facility maturity dates ranged from January 2025 through November 2027. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information.
(3)As of December 31, 2024, the amount utilized under the revolving credit facility includes $12.3 million utilized to secure letters of credit. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information.
(4)As of December 31, 2024, we had $142.6 million of investments in AFS debt securities and $51.2 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $170.4 million, of which $25.2 million was utilized to secure letters of credit.
(5)Borrowing capacity with a correspondent bank, which is an unsecured committed Federal funds line.
We believe our existing liquidity will be sufficient to meet our existing working capital and capital expenditure needs, as well as our planned growth for at least the next 12 months.
Sources of Funding
Our primary funding sources include SoFi Bank deposits, warehouse funding, common equity capital, convertible debt, corporate revolving credit facility, securitizations, and other financings.
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of December 31, 2024 and December 31, 2023, time deposit balances due in less than one year totaled $814.7 million and $2.6 billion, respectively. As of December 31, 2024 and December 31, 2023, the amount of uninsured deposits totaled $544.3 million and $348.1 million, respectively. As of December 31, 2024, approximately 98% of our total deposits were insured.
The following table presents uninsured time deposits as of December 31, 2024 by remaining time to maturity:

($ in thousands)	December 31, 2024
3 months or less	$3,164
Over 3 months through 6 months	9,205
Over 6 months through 12 months	6,350
Over 12 months	1,586
Total uninsured time deposits	$20,305
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

SoFi Technologies, Inc.

As of December 31, 2024, we had debt obligations and common stock outstanding.
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
Refer to Note 12. Debt to the Notes to Consolidated Financial Statements for additional information on our borrowing arrangements and the capped call transactions entered into in connection with the issuance of our convertible notes.
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
We were in compliance with all covenants as of December 31, 2024.
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
As of December 31, 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since December 31, 2024 that management believes would change the categorization. See Note 21. Regulatory Capital to the Notes to Consolidated Financial Statements for the risk- and leverage-based capital ratios and amounts for SoFi Bank and SoFi Technologies.

SoFi Technologies, Inc.

Cash Requirements from Known Contractual Obligations and Other Commitments
The following table summarizes our cash requirements from known contractual obligations and other commitments as of December 31, 2024:

	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Warehouse debt(1)	$1,261,094	$197,553	$1,063,541	$—	$—
Revolving credit facility(2)	583,231	—	—	583,231	—
Convertible notes(3)	1,339,038	—	428,022	911,016	—
Operating lease obligations	117,411	25,473	41,804	29,282	20,852
Sponsorship, advertising, and cloud computing agreements(4)	685,630	99,419	133,202	94,531	358,478
Total contractual obligations(5)	$3,986,404	$322,445	$1,666,569	$1,618,060	$379,330
__________________
(1)The amounts reported exclude future interest expense, other than interest accrued as of December 31, 2024, as it is difficult to predict the amount of interest we will incur due to the variability of the utilization of our warehouse debt and timing of collateral cash flows. As such, only principal commitments and the aforementioned accrued interest are included herein. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information on our warehouse debt.
(2)Includes principal balance and variable interest on our revolving credit facility. The estimated interest payments assume that our borrowings under the revolving credit facility (i) remain unchanged, (ii) are held to maturity, and (iii) incur interest at the rate for standard withdrawals in effect as of December 31, 2024 through its maturity. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information on our revolving credit facility.
(3)The convertible notes will mature October 2026 and March 2029, unless earlier repurchased, redeemed or converted. Includes principal balance for the 2026 convertible notes and 2029 convertible notes, and future interest expense on our 2029 convertible notes. The estimated interest payments assume that our borrowings under the 2029 convertible notes (i) remain unchanged, (ii) are held to maturity, and (iii) incur interest at the rate in effect as of December 31, 2024 through maturity. See “Borrowings” for additional information on the provisions of our convertible notes.
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
Factors Affecting Liquidity
The activities of our lending business are a key factor affecting our liquidity, in particular our origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to have adequate liquidity to fund our balance sheet is impacted by our ability to access new deposits, and retain and grow existing deposits, along with our ability to access whole loan buyers, sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms, and to strategically manage our continuing financial interest in securitization-related transfers. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through 2024.

SoFi Technologies, Inc.

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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” See Part I, Item 1. “Government Supervision and Regulation—Brokered Deposits” for additional information. As of December 31, 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net cash used in operating activities	$(1,119,807)	$(7,227,139)	$(7,255,858)
Net cash used in investing activities	(4,820,990)	(1,889,864)	(106,333)
Net cash provided by financing activities	5,034,577	10,885,602	8,439,485
Cash Flows from Operating Activities
For the year ended December 31, 2024, net cash used in operating activities of $1.1 billion stemmed from net income of $498.7 million, an unfavorable change in our operating assets net of operating liabilities of $1.6 billion, and a negative adjustment for non-cash items of $5.6 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $19.4 billion during the year and also purchased loans of $170 million. These cash uses were partially offset by principal payments on loans of $9.5 billion and principal proceeds from loan sales of $8.5 billion.

SoFi Technologies, Inc.

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
Cash Flows from Investing Activities
For the year ended December 31, 2024, net cash used in investing activities of $4.8 billion was primarily attributable to $3.5 billion related to loan activities. Changes in loans held for investment was primarily a result of loan originations during the period of $7.5 billion, partially offset by principal payments on loans of $3.3 billion and proceeds from loan sales of $677.6 million. Other cash uses included net purchases of $1.2 billion related to our investments in AFS debt securities, $154.3 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and $37.8 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $79.8 million from our securitization investments.
For the year ended December 31, 2023, net cash used in investing activities of $1.9 billion was primarily attributable to $1.4 billion related to loan activities, primarily driven by student loans, secured loans and credit cards, net purchases of $381.0 million related to our investments in AFS debt securities, $111.4 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, $72.3 million related to business combinations, net of cash acquired, which includes our acquisition of Wyndham and settlements of vested employee performance awards associated with the Technisys Merger, and $66.6 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $108.3 million from our securitization investments.
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
Cash Flows from Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities of $5.0 billion was primarily attributable to net cash sources from our SoFi Bank deposits of $7.0 billion and proceeds from the issuance of our 2029 convertible notes of $845.3 million. This was partially offset by our net change in debt facilities of $2.0 billion related to our warehouses, and debt repayments of $352.8 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. In addition, we had an outflow of $323.4 million related to the redemption of our Series 1 preferred stock in May 2024.
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

SoFi Technologies, Inc.

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
Financial Condition Summary
Changes in the composition and balance of our assets and liabilities as of December 31, 2024 compared to December 31, 2023 were principally attributed to the following:
•a decrease of $906.2 million in cash and cash equivalents and restricted cash and restricted cash equivalents. See “Cash Flow and Liquidity Analysis” for further discussion of our cash flow activity;
•an increase in loans held for investment of $2.3 billion, which was primarily related to longer loan holding periods on student loans and secured loans;
•an increase in loans held for sale of $2.3 billion, which was primarily related to personal loan originations;
•an increase in other assets of $1.2 billion, which was primarily related to an increase in accounts receivable, derivative instruments, and deferred tax assets. See Note 10. Other Assets and Other Liabilities to the Notes to Consolidated Financial Statements for additional information;
•an increase in investments in AFS debt securities portfolio of $1.2 billion. Our portfolio primarily consists of U.S. Treasury and agency mortgage-backed securities of high credit quality, utilized in our ongoing asset-liability management activities;
•an increase in deposits of $7.4 billion, which was primarily related to increased savings deposits from members; and
•a decrease of $2.0 billion in gross warehouse and risk retention facility debt as we continue to use our consumer deposit growth to replace higher cost of funding sources.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that

SoFi Technologies, Inc.

include the most difficult, subjective or complex judgments which are often about matters that are inherently uncertain. The most significant judgments, estimates and assumptions relate to the critical accounting estimates, which are discussed in detail below. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements for a summary of our significant accounting policies.
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
Loans
We elected the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans. Home loans classified as Level 2 have observable pricing sources utilized by management. Personal loans, student loans and home loans which do not trade in an active market with readily observable prices are classified as Level 3 because the valuations utilize significant unobservable inputs.
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

SoFi Technologies, Inc.

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
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of December 31, 2024, we had goodwill of $1.4 billion.
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
As of the annual impairment testing date of October 1, 2024, the Company performed a quantitative assessment for its Galileo and Technisys reporting units. Management calculated the fair value amount of the Galileo and Technisys reporting units using an evenly weighted combination of a DCF calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach.
The discount rates used for the Galileo and Technisys reporting units in our annual quantitative assessment were 13.2% and 19.7%, respectively. The higher discount rate at Technisys was primarily driven by macroeconomic factors in Latin America, specifically the highly inflationary economic environment in Argentina. Additionally, management applied a terminal year long-term growth rate of 4.0% to both reporting units.
As a result of this assessment, the fair value of the Galileo and Technisys reporting units were determined to be above their respective carrying values, though not substantially, which resulted in no impairment at October 1, 2024.
If the discount rate applied to the estimated cash flows was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would decrease or increase by approximately 7% and 5%, respectively. Similarly, if the long-term growth rate was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would increase or decrease by approximately 3% and 2%, respectively.
As of December 31, 2024 the amount of goodwill assigned to Galileo and Technisys was $816.0 million and $522.6 million, respectively.
For each of our other reporting units, the Company performed a qualitative “step zero” analysis as of its annual impairment testing date of October 1, 2024. The Company evaluated events and circumstances since the last assessment date to

SoFi Technologies, Inc.

determine if it was more likely than not that the fair value of the reporting units were less than their respective carrying amounts. The factors evaluated included an assessment of macroeconomic conditions, industry and market conditions, key financial metrics, overall financial performance of the reporting unit, or any other specific events or changes. As a result of this assessment, the fair value of these reporting units was determined to be above their respective carrying values which resulted in no impairment loss as of October 1, 2024.
For all of our reporting units, management continued to monitor events and circumstances after October 1 annual testing date and through December 31, 2024, concluding that it was not more-likely-than-not that the fair value of any of our reporting units was below its respective carrying value as of December 31, 2024.
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
Valuation Allowance on Deferred Tax Assets
Determining our deferred tax assets, including any related valuation allowance, and assessing their realizability, requires significant judgements and assumptions. To the extent that our judgements and assumptions materially change, or if actual circumstances differ materially from those in the assumptions, our financial statements could be materially impacted, by the recognition of deferred tax expense and increases to our valuation allowance.
We recognize deferred tax assets for the expected future tax benefits of temporary differences between the financial reporting and tax basis of assets, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are measured using tax rates that are expected to apply to taxable income for the years in which those assets are expected to be realized. A significant portion of the Company’s deferred tax assets relate to U.S. federal and state jurisdictions.
In connection with recording deferred taxes, management assesses the likelihood that deferred tax assets are more likely than not to be realized. A valuation allowance is recorded if, in management’s judgment, it is determined that it is not more-likely-than-not that all or some portion of the deferred tax asset will be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts and circumstances.
Management reviews all evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are realizable. Examples of positive or negative evidence include cumulative income, projections of future profitability, future reversal of deferred tax liabilities, history of U.S. federal and material state tax attributes expiring unused, as well as tax planning strategies. Management defines cumulative income as the most recent three years of pre-tax income adjusted for certain non-recurring, non-taxable, or non-deductible transactions. Generally, the weight we give to any particular factor is dependent upon the degree to which it can be objectively verified. As a result, we give greater weight to the recent cumulative income of a relevant jurisdiction than other more subjective factors.
During the fourth quarter of 2024, based on this assessment, management concluded that cumulative income combined with projections of future profitability provided substantial positive evidence that outweighs the negative evidence to support the realization of certain of the Company's deferred tax assets, primarily related to U.S. and certain state jurisdictions. As a result, during the fourth quarter of 2024, the Company released $258.4 million of its valuation allowance. We continue to maintain a valuation allowance of $30.7 million in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.
See Note 17. Income Taxes to the Notes to Consolidated Financial Statements for additional disclosures related to income taxes.
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

Interest Rate Risk

We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates or overall market conditions, such as instability in the banking and financial services sectors. We are subject to interest rate risk associated with our loans, securitization investments (including residual investments and asset-backed bonds), servicing rights and investments in AFS debt securities, which are measured at fair value on a recurring basis using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. Our loans with variable interest rates are exposed to interest rate volatility, which impacts the amount of recognized interest income. Our securitization residual investments are carried at fair value, which is subject to changes in market value by virtue of the impact of interest rates on the market yield of the residual investments. The value and earnings of our asset-backed bonds, which are associated with our personal loans and student loans, have a converse relationship to the movement of interest rates. That is, as interest rates rise, bond values and earnings fall and vice versa. Additionally, we are subject to interest rate risk on our variable-rate warehouse facilities and our revolving credit facility. Market interest rates may also drive the interest we offer to members on their deposits. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding may be tied to SOFR or another representative alternative reference rate. We are also exposed to market risk through our investments in equity securities, which we elect to measure using the measurement alternative method of accounting and therefore may have positive or negative adjustments that impact our results of operations resulting from observable price changes based on current market conditions.
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
Fair value sensitivities measure the interest rate sensitivity of balance sheet assets recorded at fair value which primarily consists of loans and securitization investments. Servicing rights and AFS securities in the investment portfolio are also measured as fair value sensitivities. The fair value sensitivity reflects the change in asset price due to an interest rate shock to the underlying benchmark discount rate. Key assumptions for the fair value sensitivity include conditional prepayment rates, annual default rates, and discount rates. Please refer to the Level 3 Significant Inputs in Note 15. Fair Value Measurements to the Notes to Consolidated Financial Statements for more details on these assumptions.

SoFi Technologies, Inc.

The following tables summarize the potential effect on (i) net interest income; and (ii) the change in fair value of interest rate sensitive financial assets recorded on our consolidated balance sheet, based upon a sensitivity analysis performed by management assuming a hypothetical, immediate and parallel increase and decrease in market interest rates of 100 and 200 basis points. While a relevant measure of our interest rate exposure, this sensitivity analysis does not represent a forecast of our net interest income.

	Net Interest Income (Expense)
	December 31, 2024	December 31, 2023
Basis point change scenario
+200	$(140,315)	$(80,484)
+100	(62,415)	(33,942)
-100	53,730	42,855
-200	99,763	81,436

	Change in Fair Value
	December 31, 2024	December 31, 2023
Basis point change scenario
+200	$(1,102,784)	$(802,857)
+100	(562,526)	(409,956)
-100	591,349	438,486
-200	1,209,383	896,011
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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of December 31, 2024 based on upon a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial

SoFi Technologies, Inc.

assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of December 31, 2024. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.
The carrying value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans at amortized cost, for which we have recorded an allowance as of December 31, 2024.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(121,431)	$121,431
Carrying value	(4,668)	4,668
Income (loss) before income taxes	(126,099)	126,099

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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the year ended December 31, 2024. As of December 31, 2024, gross derivative asset and liability positions subject to master netting arrangements were $289.0 million and less than $1 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of December 31, 2024, we had total borrowing capacity under loan warehouse facilities of $6.8 billion, of which $1.3 billion was utilized. Refer to Note 12. Debt to the Notes to Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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

SoFi Technologies, Inc.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SoFi Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in temporary equity and permanent equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
We identified the valuation of certain personal and student loans, as a critical audit matter because of the unobservable inputs management uses to estimate fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
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

SoFi Technologies, Inc.

•We tested the completeness and accuracy of the source information derived from the Company’s loan data, which is used in the valuation model.
•We evaluated the valuation models and the related assumptions, including significant unobservable inputs.
•With the assistance of our fair value specialists, we developed a range of independent fair value estimates of certain personal and student loans and compared our estimates to the Company’s estimates.
Goodwill — Galileo and Technisys Reporting Units - Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company tests goodwill for impairment at the reporting unit level annually on October 1st or whenever indicators of impairment exist. As of the annual impairment testing date of October 1, 2024, the Company performed a quantitative goodwill impairment assessment (“quantitative assessment”) for its Galileo and Technisys reporting units The Company’s quantitative assessment involves the comparison of the fair value of each reporting unit to its carrying amount. The Company determines the fair value of its reporting units using a combination of a discounted cash flow (“DCF”) calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The determination of the fair value of a reporting unit requires management to make significant estimates and assumptions related to forecasted future revenues and cash flows, the discount rate, and the determination of market multiples. Changes in these assumptions could have a significant impact on the fair value of the reporting units.
We identified the Company’s annual quantitative assessment of reporting units as a critical audit matter because of certain significant estimates and assumptions made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasted future revenues and cash flows, the discount rate, and the determination of market multiples, specifically due to the sensitivity of the fair value of the reporting units to changes in the assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant estimates and assumptions made by management to estimate the fair value of the Galileo and Technisys reporting units used in the quantitative assessment included the following, among others:
•We tested the effectiveness of controls over management's quantitative impairment assessment, including those controls related to management’s forecast of future revenues and cash flows, selection of discount rates and determination of market multiples.
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
•We evaluated management's ability to accurately forecast future revenues and cash flows by (1) understanding management’s process for developing their forecasts, and (2) comparing the forecasts to historical results, projections utilized in the prior year goodwill impairment analysis, and forecasted information included in analyst and industry reports.
Valuation Allowance on Deferred Tax Assets - Refer to Note 1 and Note 17 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred tax assets for the expected future tax benefits of temporary differences between the financial reporting and tax bases of assets, as well as for net operating loss and tax credit carryforwards. A valuation allowance is recorded if, in management’s judgment, it is determined that it is not more-likely-than-not that all or some portion of the deferred tax asset will be realized. In determining whether it is more likely than not that deferred tax assets are realizable, management reviews all evidence, both positive and negative, including cumulative income, projections of future profitability, future reversal of deferred tax liabilities, history of U.S. federal and material state tax attributes expiring unused, as well as tax planning strategies.
In prior periods, the Company determined that it was not more-likely-than-not that all or some portion of the deferred tax assets would be realized due to historical cumulative losses and recorded a valuation allowance. During the fourth quarter of 2024, management concluded that cumulative income combined with projections of future profitability provided substantial positive evidence that outweighs the negative evidence to support the realization of certain of the Company's deferred tax assets

SoFi Technologies, Inc.

primarily related to U.S. and certain state jurisdictions and released $258 million of its valuation allowance (“valuation allowance release”).
We identified the Company’s valuation allowance release as a critical audit matter due to the significant judgments made by management in assessing the realizability of deferred tax assets subject to the valuation allowance release. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s valuation allowance release included the following, among others:
•We tested the effectiveness of management’s internal controls over the methods, assumptions, and judgements to determine whether it is more likely than not that the deferred tax assets will be realized, including management’s internal controls over the calculation of cumulative income, projections of future profitability, future reversal of deferred tax liabilities, history of U.S. federal tax attributes and material state tax attributes expiring unused, and tax planning strategies.
•With the assistance of our income tax specialists:
◦We evaluated management’s calculation of cumulative income including the appropriateness of the adjustments for certain non-taxable and non-deductible transactions as well as non-recurring items.
◦We evaluated the nature and timing of the future reversal of the Company’s deferred tax liabilities.
◦We evaluated the nature of the deferred tax assets, including any history of U.S. federal and material state tax attributes expiring unused, and whether the sources of future taxable income were appropriate and sufficient such that the deferred tax assets would be realized under the relevant tax laws.
◦We evaluated the plausibility of management’s potential tax strategies to realize the deferred tax assets.
•We evaluated the reasonableness of management's projections of future profitability by:
◦Understanding management’s process for developing their projections
◦Assessing the projections against internal communications to management and the board of directors, projected information included in analyst and industry reports and other areas of the audit.

/s/	Deloitte & Touche LLP
San Francisco, California
February 24, 2025

We have served as the Company’s auditor since 2017.

SoFi Technologies, Inc.

n
SoFi Technologies, Inc.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$2,538,293	$3,085,020
Restricted cash and restricted cash equivalents	171,067	530,558
Investment securities (includes available-for-sale securities of $1,804,043 and $595,187 at fair value with associated amortized cost of $1,807,686 and $596,757, as of December 31, 2024 and 2023, respectively)	1,895,689	701,935
Loans held for sale, at fair value	17,684,892	15,396,771
Loans held for investment, at fair value	8,597,368	6,725,484
Loans held for investment at amortized cost (less allowance for credit losses of $46,684 and $54,695 as of December 31, 2024 and 2023, respectively)	1,246,458	836,159
Servicing rights	342,128	180,469
Property, equipment and software	287,869	216,908
Goodwill	1,393,505	1,393,505
Intangible assets	297,794	364,048
Operating lease right-of-use assets	81,219	89,635
Other assets (less allowance for credit losses of $2,444 and $1,837 as of December 31, 2024 and 2023, respectively)	1,714,669	554,366
Total assets	$36,250,951	$30,074,858
Liabilities, temporary equity and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$25,861,400	$18,568,993
Noninterest-bearing deposits	116,804	51,670
Total deposits	25,978,204	18,620,663
Accounts payable, accruals and other liabilities	556,923	549,748
Operating lease liabilities	97,389	108,649
Debt	3,092,692	5,233,416
Residual interests classified as debt	609	7,396
Total liabilities	29,725,817	24,519,872
Commitments, guarantees, concentrations and contingencies (Note 18)
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; — and 3,234,000 shares outstanding as of December 31, 2024 and 2023, respectively	—	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,095,357,781 and 975,861,793 shares issued and outstanding as of December 31, 2024 and 2023, respectively(2)	109	97
Additional paid-in capital	7,838,988	7,039,987
Accumulated other comprehensive loss	(8,365)	(1,209)
Accumulated deficit	(1,305,598)	(1,804,263)
Total permanent equity	6,525,134	5,234,612
Total liabilities, temporary equity and permanent equity	$36,250,951	$30,074,858
__________________
(1)Redemption amount was $323,400 as of December 31, 2023. See Note 13. Equity for additional information.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2024 and 2023. See Note 13. Equity for additional information.

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

	December 31,
	2024	2023
Assets:
Restricted cash and restricted cash equivalents	$20,719	$50,547
Loans held for sale, at fair value	171,421	502,757
Loans held for investment, at fair value	80,812	221,461
Total assets	$272,952	$774,765
Liabilities:
Accounts payable, accruals and other liabilities	$117	$1,773
Debt	80,878	420,974
Residual interests classified as debt	609	7,396
Total liabilities	$81,604	$430,143

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except for Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Interest income
Loans and securitizations	$2,601,988	$1,944,128	$759,504
Other	205,829	106,939	13,867
Total interest income	2,807,817	2,051,067	773,371
Interest expense
Securitizations and warehouses	112,398	244,220	110,127
Deposits	930,154	507,820	59,793
Corporate borrowings	48,346	36,833	18,438
Other	438	454	917
Total interest expense	1,091,336	789,327	189,275
Net interest income	1,716,481	1,261,740	584,096
Noninterest income
Loan origination, sales, and securitizations	255,870	371,812	565,372
Servicing	22,244	37,328	43,547
Technology products and solutions	350,810	323,972	304,901
Loan platform fees	141,608	33,602	31,540
Other	187,846	94,335	44,079
Total noninterest income	958,378	861,049	989,439
Total net revenue	2,674,859	2,122,789	1,573,535
Provision for credit losses	31,712	54,945	54,332
Noninterest expense
Technology and product development	551,787	511,419	405,257
Sales and marketing	796,293	719,400	617,823
Cost of operations	461,633	379,998	313,226
General and administrative	600,089	511,011	501,618
Goodwill impairment	—	247,174	—
Total noninterest expense	2,409,802	2,369,002	1,837,924
Income (loss) before income taxes	233,345	(301,158)	(318,721)
Income tax benefit (expense)	265,320	416	(1,686)
Net income (loss)	$498,665	$(300,742)	$(320,407)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net	(7,158)	6,410	(7,260)
Foreign currency translation adjustments, net	2	677	435
Total other comprehensive income (loss)	(7,156)	7,087	(6,825)
Comprehensive income (loss)	$491,509	$(293,655)	$(327,232)
Earnings (loss) per share (Note 19)
Earnings (loss) per share – basic	$0.46	$(0.36)	$(0.40)
Earnings (loss) per share – diluted	$0.39	$(0.36)	$(0.40)
Weighted average common stock outstanding – basic	1,050,219	945,024	900,886
Weighted average common stock outstanding – diluted	1,101,390	945,024	900,886

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	828,154,462	$83	$5,561,831	$(1,471)	$(1,183,114)	$4,377,329	3,234,000	$320,374
Share-based compensation expense	—	—	328,571	—	—	328,571	—	—
Equity-based payments to non-employees	100,000	—	—	—	—	—	—	—
Vesting of RSUs	23,183,000	2	(2)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,196,691)	—	(8,983)	—	—	(8,983)	—	—
Exercise of common stock options	1,955,031	—	2,610	—	—	2,610	—	—
Issuance of common stock in acquisition	81,700,318	8	873,369	—	—	873,377	—	—
Vested awards assumed in acquisition	—	—	2,855	—	—	2,855	—	—
Redeemable preferred stock dividends	—	—	(40,425)	—	—	(40,425)	—	—
Net loss	—	—	—	—	(320,407)	(320,407)	—	—
Other comprehensive loss, net of taxes	—	—	—	(6,825)	—	(6,825)	—	—
Balance at December 31, 2022	933,896,120	$93	$6,719,826	$(8,296)	$(1,503,521)	$5,208,102	3,234,000	$320,374
Share-based compensation expense	—	—	302,342	—	—	302,342	—	—
Vesting of RSUs	33,564,543	3	(3)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,866,434)	—	(15,300)	—	—	(15,300)	—	—
Exercise of common stock options	796,883	—	1,145	—	—	1,145	—	—
Common stock retired	(19,319)	—	—	—	—	—	—	—
Extinguishment of convertible notes by issuance of common stock	9,490,000	1	72,402	—	—	72,403	—	—
Redeemable preferred stock dividends	—	—	(40,425)	—	—	(40,425)	—	—
Net loss	—	—	—	—	(300,742)	(300,742)	—	—
Other comprehensive income, net of taxes	—	—	—	7,087	—	7,087	—	—
Balance at December 31, 2023	975,861,793	$97	$7,039,987	$(1,209)	$(1,804,263)	$5,234,612	3,234,000	$320,374
Share-based compensation expense	—	—	286,059	—	—	286,059	—	—
Vesting of RSUs	35,609,258	4	(4)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(2,397,214)	—	(22,601)	—	—	(22,601)	—	—
Exercise of common stock options	3,070,270	—	21,407	—	—	21,407	—	—
Extinguishment of convertible notes by issuance of common stock	83,213,674	8	614,138	—	—	614,146	—	—
Purchase of capped calls	—	—	(90,649)	—	—	(90,649)	—	—
Unwind of capped calls	—	—	10,180	—	—	10,180	—	—
Redeemable preferred stock dividends	—	—	(16,503)	—	—	(16,503)	—	—
Preferred stock redemption	—	—	(3,026)	—	—	(3,026)	(3,234,000)	(320,374)
Net income	—	—	—	—	498,665	498,665	—	—
Other comprehensive loss, net of taxes	—	—	—	(7,156)	—	(7,156)	—	—
Balance at December 31, 2024	1,095,357,781	$109	$7,838,988	$(8,365)	$(1,305,598)	$6,525,134	—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$498,665	$(300,742)	$(320,407)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	246,152	271,216	305,994
Depreciation and amortization	203,498	201,416	151,360
Goodwill impairment	—	247,174	—
Deferred debt issuance and discount expense	13,478	20,104	18,292
Gain on extinguishment of convertible debt	(62,517)	(14,574)	—
Provision for credit losses	31,712	54,945	54,332
Deferred income taxes	(286,917)	(15,828)	(3,498)
Fair value changes in loans held for investment	(158,215)	(44,007)	—
Fair value changes in securitization investments	(2,842)	(48)	13,600
Other	10,039	(13,621)	20,034
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(2,389,404)	(7,779,008)	(7,463,474)
Changes in loans previously classified as held for sale, net	1,373,101	140,856	—
Servicing assets	(161,659)	(31,604)	18,405
Other assets	(458,450)	(5,506)	(56,861)
Accounts payable, accruals and other liabilities	23,552	42,088	6,365
Net cash used in operating activities	$(1,119,807)	$(7,227,139)	$(7,255,858)
Investing activities
Purchases of property, equipment and software	$(154,265)	$(111,409)	$(93,201)
Capitalized software development costs	(9,352)	(9,783)	(10,532)
Purchases of available-for-sale investments	(2,190,545)	(800,507)	(44,974)
Proceeds from sales of available-for-sale investments	185,537	265,634	23,497
Proceeds from maturities and paydowns of available-for-sale investments	807,804	153,828	15,240
Proceeds from sales of loans held for investment	677,587	—	—
Other changes in loans held for investment, net	(4,183,379)	(1,362,418)	(173,728)
Proceeds from securitization investments	79,799	108,291	118,825
Proceeds from non-securitization investments	3,576	5,354	—
Purchases of non-securitization investments	(37,752)	(66,553)	—
Acquisition of businesses, net of cash acquired	—	(72,301)	58,540
Net cash used in investing activities	$(4,820,990)	$(1,889,864)	$(106,333)
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Financing activities
Net change in deposits	$6,954,484	$11,231,904	$7,152,975
Net change in debt facilities	(1,982,644)	180,554	1,418,456
Proceeds from other debt issuances	845,250	339,995	439,990
Repayment of other debt	(352,797)	(799,859)	(516,363)
Payment of debt issuance costs	(7,620)	(11,903)	(8,287)
Purchase of capped calls	(90,649)	—	—
Unwind of capped calls	10,180	—	—
Taxes paid related to net share settlement of share-based awards	(22,601)	(15,300)	(8,983)
Proceeds from stock option exercises	21,407	1,145	2,610
Payment of redeemable preferred stock dividends	(16,503)	(40,425)	(40,425)
Redemption of Series 1 preferred stock	(323,400)	—	—
Finance lease principal payments	(530)	(509)	(488)
Net cash provided by financing activities	$5,034,577	$10,885,602	$8,439,485
Effect of exchange rates on cash and cash equivalents	2	677	571
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(906,218)	$1,769,276	$1,077,865
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,615,578	1,846,302	768,437
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,709,360	$3,615,578	$1,846,302

Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,538,293	$3,085,020	$1,421,907
Restricted cash and restricted cash equivalents	171,067	530,558	424,395
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,709,360	$3,615,578	$1,846,302

Supplemental cash flow information
Interest paid	$1,118,032	$720,163	$150,866
Income taxes paid, net	26,910	14,326	2,567

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$403,056	$67,257	$31,305
Deconsolidation of securitization and residual debt	—	92,914	99,695
Extinguishment of convertible notes by issuance of common stock	677,147	87,047	—
Securitization investments acquired via loan transfers	61,901	18,985	—
Derecognition of securitization investments	—	5,325	40,933
Deposits assumed in acquisition	—	—	158,016
Loans held for investment received in acquisition	—	—	84,485
Available-for-sale securities received in acquisition	—	—	10,014

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
The Company has elected to be treated as a financial holding company pursuant to Section 4(l) of the BHCA. As a financial holding company, the Company is authorized to engage in a broader set of financial activities than a bank holding company that has not elected to be treated as a financial holding company. Financial holding companies may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities.
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
In our consolidated financial statements, we made the following presentation changes in 2024:
•in our consolidated statements of cash flows beginning in the first quarter of 2024, reclassified amounts related to fair value changes in residual interests classified as debt into other within the adjustments to reconcile net income (loss) to net cash provided used in operating activities. There was no impact to net cash used in operating activities;
•in our consolidated statements of operations and comprehensive income (loss) beginning in the third quarter of 2024, reclassified amounts related to our Loan Platform Business previously included within the financial statement line item noninterest income—other to separate presentation in noninterest income—loan platform fees. See Note 3. Revenue for presentation of disaggregated revenue; and
•in our consolidated statements of operations and comprehensive income (loss) beginning in the fourth quarter of 2024, updated the presentation to present the provision for credit losses below total net revenue and above noninterest expenses, from its previous presentation within total noninterest expense.
In all instances, the respective prior period amounts were recast to conform to the current period presentation.
Use of Judgments, Assumptions and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosures of contingent assets and liabilities. These estimates and assumptions are inherently subjective in nature and, therefore, actual results may differ from our estimates and assumptions, and the differences could be material. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
circumstances. These assumptions and estimates include, but are not limited to, the following: (i) fair value measurements, (ii) business combinations, (iii) goodwill, and (iv) valuation allowance on deferred tax assets.
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
Variable Interest Entities
VIEs are entities that, by design, either (a) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (b) have equity investors that lack any of (i) the ability to make significant decisions relating to the entity’s operations through voting rights, (ii) the obligation to absorb the expected losses, or (iii) the right to receive the residual returns of the entity. The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The most common type of VIE with which we are involved is an SPE. SPEs are commonly used in whole loans sales and securitization transactions to isolate certain assets and distribute their related cash flows to investors. In determining whether we have the power to direct the activities of a VIE that most significantly impact that VIE’s economic performance, we consider all the facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. First, we identify the activities that most significantly impact the VIE’s economic performance; second, we identify which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (such as collateral managers, servicers, or owners of call options or liquidation rights over the VIE’s assets) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities that most significantly impact the VIE’s economic performance.
In determining whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity investments, servicing fees, and other arrangements deemed to be variable interests in the VIE. This assessment requires that we apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons for which we hold the interests.
We perform on-going reassessments to evaluate whether changes in the facts and circumstances regarding each identified VIE, such as changes in the entity’s capital structure or changes in the nature of our involvement with the entity, cause a change to the VIE designation or change to our consolidation conclusion. Refer to Note 7. Securitization and Variable Interest Entities for more details regarding our consolidated VIEs.
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
As a component of the loan sale agreements, we make certain representations to third parties that purchase our previously-held loans, some of which include GSE repurchase requirements and all of which are standard in nature and do not constrain our ability to recognize a sale for accounting purposes. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans arising from these representations are accrued if probable and estimable, which approximates fair value. We establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the consolidated balance sheets, with the corresponding charges recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss) or within noninterest income - loan platform fees in the consolidated statements of operations and comprehensive income (loss) in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business.

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
An investment in AFS debt security is evaluated for an impairment if its fair value is less than its amortized cost. If we determine that we have the intent to sell the impaired investment in AFS debt security, or if it is more likely than not that we will be required to sell the impaired investment in AFS debt security before recovery of its amortized cost, we recognize the full impairment loss reflecting the difference between the amortized cost (net of any prior recognized allowance) and the fair value of the investment in AFS debt security within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). If neither of the above conditions exists, we evaluate whether the impairment loss is attributable to credit-related or non-credit-related factors. Any impairment that is not credit-related is recognized within other comprehensive income (loss), net of taxes. See the section “Allowance for Credit Losses” in this Note for the factors we consider in identifying credit-related impairment and the treatment of credit losses.
See Note 6. Investment Securities for additional information on our investments in AFS debt securities.
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual interests and asset-backed bonds that we report within investment securities in the consolidated balance sheets. We elected the fair value option for these investments and gains and losses are reported within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Our residual investments accrete interest income over the expected life using the effective yield method, which reflects a portion of the overall fair value adjustment recorded each period on our residual investments. On a quarterly basis, we reevaluate the cash flow estimates over the life of the residual investments to determine if a change to the accretable yield is required on a prospective basis. Additionally, we record interest income associated with asset-backed bonds over the term of the underlying bond using the effective interest method on unpaid bond amounts. Interest income on residual investments and asset-backed bonds is presented within interest income—loans and securitizations in the consolidated statements of operations and comprehensive income (loss).
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of our residual investments and asset-backed bonds.
Investments in Equity Securities
Our investments in equity securities primarily consist of investments for which fair values are not readily determinable, which we elect to measure using the alternative method of accounting, under which they are measured at cost less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuers. Our investments in equity securities are presented within other assets in the consolidated balance sheets. Adjustments to the carrying values of our investments in equity securities, such as impairments and unrealized gains, are recognized within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
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
Our loan portfolio primarily consists of: (i) personal loans, student loans and home loans, which are measured at fair value and held for sale or held for investment, and (ii) secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost and held for investment. The commercial and consumer banking portfolio is primarily inclusive of commercial real estate loans, commercial and industrial loans and residential real estate and other consumer loans.
Loans Held For Sale, at Lower of Amortized Cost or Fair Value
During 2024, we began originating personal loans on behalf of third parties as part of our Loan Platform Business. These loans are generally held for a short period of time prior to sale and are held for sale and carried at the lower of amortized cost or fair value. Direct origination fees and costs for these loans are deferred and included as part of the carrying value of the loans and, upon the sale of a loan, are recognized as part of the gain or loss included within noninterest income - loan platform fees in the consolidated statements of operations and comprehensive income (loss).
Servicing rights recognized in connection with the sale of these loans are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss). Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—servicing in the consolidated statements of operations and comprehensive income (loss).
Upon sale of these loans, we establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
consolidated balance sheets, with the corresponding charges recorded within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
Interest income on loans held for sale at the lower of amortized cost or fair value is accrued and recognized based on the contractual rate of interest within interest income—loans and securitizations in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, there were no material personal loans held for sale, at lower of amortized cost or fair value.
Loans Measured at Fair Value
We elected the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans. Therefore, these loans are carried at fair value on a recurring basis. During the year ended December 31, 2023, we transferred certain home loans out of Level 3 and into Level 2 due to an update to pricing sources utilized by third-party valuation specialists, as part of the integration of Wyndham. Other loans do not trade in an active market with readily observable prices and are classified as Level 3. We determine the fair value of our loans using a discounted cash flow methodology, while also considering market data as it becomes available.
Direct origination fees, which primarily relate to personal and home loans, are recognized in earnings as earned and are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). Direct loan origination costs are recognized in earnings as incurred and are recorded within noninterest expense—cost of operations in the consolidated statements of operations and comprehensive income (loss). We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). We record cash flows related to loans originally designated as held for sale within cash flows from operating activities in the consolidated statements of cash flows. We record cash flows related to loans originally designated as held for investment within cash flows from investing activities in the consolidated statements of cash flows.
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
Loans Measured at Amortized Cost
For our secured and commercial and consumer banking loans, direct loan origination costs are deferred and amortized using the effective interest method over the contractual term of the loans within interest income—loans and securitizations in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, the remaining balance of deferred costs was immaterial
We present accrued interest for loans measured at amortized cost within loans held for investment, at amortized cost in the consolidated balance sheets. The amortized cost of these loans is subject to our allowance for credit losses methodology described within “Allowance for Credit Losses” herein. We record cash flows related to loans held for investment within cash flows from investing activities in the consolidated statements of cash flows.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Credit card receivables are reported at the amounts due from members, including accrued interest and fees, and unamortized net deferred loan origination fees and costs. Loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period as adjustments to income through interest income—loans and securitizations in the consolidated statements of operations and comprehensive income (loss). Credit card balances are reported as delinquent when they become 30 or more days past due. Credit card balances are charged off after 180 days of delinquency or on the date of the confirmed loss, at which time we stop accruing interest and fees and reverse all accrued but unpaid interest and fees through interest income as of such date. When a credit card balance is charged off, we record a reduction to the allowance and the credit card balance. When recovery payments are received against charged off credit card balances, we record a direct reduction to the provision for credit losses. Credit card receivables associated with alleged or potential third-party fraudulent transactions are charged off through noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
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
Secured loans: We evaluate the credit quality of our secured loan portfolio based on the fair value of underlying collateral, which are subject to the requirements of our loan underwriting process and risk models upon origination. This analysis is performed on a quarterly basis utilizing a third-party valuation specialist, whereby the fair value of underlying collateral is reassessed based on relevant information such as funded loan rates and historical loss experience, among other factors. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
collateral as well as any anticipated future changes in the underlying collateral. As of and for the year ended December 31, 2024, based on this evaluation we did not recognize an allowance for credit losses on our secured loan.
Credit cards: We use a combination of statistical-based loan level models that incorporate current and historical credit performance data, which includes both internal and external industry data. The process of estimating expected credit losses is based on an account-level PD model, a segment-level EAD model, and a portfolio-level recovery rate. In addition, the Company incorporates qualitative reserves to cover losses that are expected but may not be adequately represented in our quantitative methods.
The PD model estimates the likelihood of default at different points in time over the life of each loan. The PD model analyzes a wide range of borrower characteristics, including credit scores and customer behaviors such as credit limit usage, revolving vs. transactors trends, and number of credit inquires. The EAD model estimates the balance of an account at the time of default. This includes balances less expected repayments based on historical payment and revolve behavior. A recovery rate reflecting an estimate of amounts expected to be received after default occurs is estimated separately based on historical recovery performance and applied to the final CECL calculation. For delinquent accounts we use roll rates based on historical data to determine the probabilities of default which is included in the final CECL calculation.
Additionally, management evaluates whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations within the models, such as macroeconomic conditions, regulatory requirements, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, changes in underwriting or lending staff, or other management risk actions. We record the provision for credit losses on credit cards within provision for credit losses in the consolidated statements of operations and comprehensive income (loss). When we determine that balances are not collectible, we charge-off the uncollectible amounts as a reduction to both the allowance for credit loss and gross asset balances. Recoveries are recorded when received as a direct reduction to provision for credit losses.
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
Investments in AFS debt securities: Credit-related impairment is recognized as an allowance for credit losses in the consolidated balance sheets with a corresponding adjustment to provision for credit losses in the statements of operations and comprehensive income (loss). For certain securities that are guaranteed by the U.S. Treasury or government agencies, or sovereign entities of high credit quality, we concluded that there is no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses. For other investments in AFS debt securities, factors considered in evaluating credit losses include: (i) adverse conditions related to the macroeconomic environment or the industry, geographic area or financial condition of the issuer, (ii) other credit indicators of the security, such as external credit ratings, and (iii) payment structure of the security. For the year ended December 31, 2024, we did not recognize an allowance for credit losses on impaired investments in AFS debt securities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Servicing Rights
We enter into servicing agreements in connection with transfers of our financial assets and referral fulfillment arrangements in which we are a sub-servicer for financial assets that we do not legally own, and on a standalone basis. Under such servicing agreements, we earn servicing fees, generally expressed as a percentage of the serviced outstanding principal balance, portions of which may be subjected to subordination provisions. At the inception of each servicing relationship, we determine whether we should record a servicing asset or servicing liability, measured at the fair value of the servicing right, which may be zero. We elected the fair value option to measure our servicing rights subsequent to initial recognition. We measure the initial and subsequent fair value of our servicing rights using a discounted cash flow methodology, while also considering market data as it becomes available. The significant assumptions used in the valuation model include our contractual servicing fee, ancillary income, prepayment rate assumptions, default rate assumptions, a discount rate commensurate with the risk of the servicing asset or liability being valued, and an assumed market cost of servicing, which is based on active quotes from third-party servicers. The value of the servicing rights are dependent on the performance of the underlying loans. For servicing rights retained in connection with loan transfers that do not meet the requirements for sale accounting treatment, there is no recognition of a servicing asset or liability.
Servicing rights in connection with transfers of financial assets are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). For loans originated on behalf of third parties for our Loan Platform Business, servicing rights recognized as a component of the gain on sale are reported within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
Servicing rights assumed from third parties as referral fees for financial assets for which we are not the loan originator are initially measured at fair value and recognized within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
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
Property, Equipment and Software
All property, equipment and software are initially recorded at cost, while repairs and maintenance costs are expensed as incurred. Computer hardware, furniture and fixtures, software, buildings and finance lease ROU assets are depreciated or amortized on a straight-line basis over the estimated useful life of each class of depreciable or amortizable assets (ranging from 2.5 to 30 years). Leasehold improvements are amortized over the shorter of the respective lease term or the estimated lives of the leasehold improvements.
Software includes both purchased and internally-developed software. Internally-developed software is capitalized when preliminary project efforts are successfully completed, and it is probable that both the project will be completed and the software will be used as intended. Capitalized costs consist of salaries and compensation costs (inclusive of share-based compensation) for employees, fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and functionality enhancements, and are amortized over a useful life ranging from 2.5 to 5 years. Other costs are expensed as incurred.

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
Derivative Financial Instruments
We enter into derivative contracts to manage future loan sale execution risk. We did not elect hedge accounting, as management’s hedging intentions are to economically hedge the risk of unfavorable changes in the fair values of our personal loans, student loans and home loans. Our derivative instruments used to manage future loan sale execution risk include interest rate swaps, interest rate caps, credit derivatives and home loan pipeline hedges. We also have IRLCs, interest rate swaps and interest rate caps that were not related to future loan sale execution risk.
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
Financial Guarantees
A portion of our student loans at fair value are covered by a credit default swap which meets the definition of a financial guarantee and is excluded from derivative accounting treatment because we own the underlying portfolio at inception and throughout the term and receive reimbursements based only on unpaid principal balance and only once a loan has become past due. Because the contract transfers the risk of borrower default to the counterparty, we apply the insurance contract claim method by deferring the full estimated amount of premiums paid and payable at inception. The deferred premium is estimated using a discounted cash flow model considering the expected performance of the reference portfolio and recorded within other assets and accounts payable, accruals and other liabilities in the consolidated balance sheets. Deferred premiums are amortized based on actual premiums due and recognized in noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss). We recognize a receivable and related earnings when a loss event occurs, we have the right to submit a claim, and recovery is probable.
Loan Commitments
We offer a program whereby applicants can lock in an interest rate on an in-school loan to be funded at a later time. Applicants can exit the loan origination process up until the loan funding date. SoFi is obligated to fund the loan at the committed terms on the disbursement date if the borrower does not cancel prior to the loan funding date. The student loan commitments meet the scope exception for issuers of commitments to originate non-mortgage loans. As the writer of the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
commitments, we elected the fair value option to measure our unfunded student loan commitments to align with the measurement methodology of our originated student loans. As such, our student loan commitments are carried at fair value on a recurring basis. Depending on the measurement date position, student loan commitments are presented within other assets or accounts payable, accruals and other liabilities in the consolidated balance sheets. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
Loan commitments also include IRLCs, whereby we commit to interest rate terms prior to completing the origination process for home loans. IRLCs are derivative instruments that are measured at fair value on a recurring basis. Changes in fair value are recognized within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). See “Derivative Financial Instruments” in this Note for additional information on our derivative instruments.
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of our loan commitments.
Borrowings and Financing Costs
We borrow from various financial institutions to finance our lending activities. Direct costs incurred in connection with financing, such as banker fees, origination fees and legal fees, are classified as deferred debt issuance costs. Generally, we capitalize these costs and report the amounts as a direct deduction from the carrying amount of the debt balance, however, beginning in the third quarter of 2024, for revolving debt, the unamortized debt issuance costs are reported in other assets in the consolidated balance sheets. For non-revolving debt, any difference between the stated principal amount of debt and the amount of cash proceeds received, net of debt issuance costs, is presented as a discount or premium. The capitalized debt issuance costs for both revolving and non-revolving debt and the original issue discount/premium on non-revolving debt are amortized into interest expense—securitizations and warehouses in the consolidated statements of operations and comprehensive income (loss) over the expected life of the related financing agreements using the straight-line method for revolving facilities and the effective interest method for securitization debt and our senior convertible notes, as defined and further discussed below. Remaining unamortized fees are expensed immediately upon early extinguishment of the debt. In a debt modification for revolving debt, the initial issuance costs and any additional fees incurred as a result of the modification are deferred over the term of the new agreement, if the borrowing capacity of the revolving facility is increased. In the case that a modification results in a decrease in our borrowing capacity, any fees paid to the creditor and any third-party costs incurred are considered to be associated with the new arrangement and are, therefore, deferred and amortized over the term of the new arrangement. Unamortized deferred costs relating to the old arrangement at the time of the modification are expensed immediately in proportion to the decrease in borrowing capacity of the old arrangement. Any remaining unamortized deferred costs relating to the old arrangement are deferred and amortized over the term of the new arrangement.
We elected the fair value option to measure certain securitization debt, with the intent to mitigate the accounting divergence between debt liabilities measured at historical cost and the corresponding loans securing these financings, which are risk-managed on a fair value basis. For securitization debt carried at fair value on a recurring basis, we record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). We determined the fair value of the applicable securitization debt using a discounted cash flow methodology, while also considering market data as it becomes available. The key inputs to the calculation include the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Convertible Senior Notes
In October 2021, we issued $1.2 billion aggregate principal amount of convertible senior notes due 2026 (the “2026 convertible notes”). The 2026 convertible notes will mature on October 15, 2026, unless earlier repurchased, redeemed or converted. We will settle conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). The 2026 convertible notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after October 15, 2024 through the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the convertible notes to be redeemed, plus accrued interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
reported sale price per share of our common stock prior to conversion. In December 2023, March 2024, and August 2024, we entered into repurchase agreements to repurchase in aggregate principal amount of the convertible notes totaling $88.0 million, $600.0 million, and $84.0 million, respectively. See Note 12. Debt for more detailed disclosure of the term and features of the 2026 convertible notes.
In March 2024, we issued $862.5 million aggregate principal amount of convertible senior notes due 2029 (the “2029 convertible notes”). The 2029 convertible notes will mature on March 15, 2029, unless earlier repurchased, redeemed or converted. We will settle conversion of the notes by paying or delivering cash, and if applicable, shares of our common stock, based on the applicable conversion rate. The 2029 convertible notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 15, 2027 through the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. See Note 12. Debt for more detailed disclosure of the term and features of the 2029 convertible notes.
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
Capped Call Transactions
During 2021, we entered into privately negotiated capped call transactions (the “2026 capped call transactions”) with certain financial institutions (the “capped call counterparties”). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2026 convertible notes. The Capped Call Transactions are net purchased call options on our own common stock. The Capped Call Transactions are separate transactions entered into by the Company with each of the Capped Call Counterparties, are not part of the terms of the 2026 convertible notes, and do not affect any holder’s rights under the 2026 convertible notes. Holders of the 2026 convertible notes do not have any rights with respect to the 2026 capped call transactions. As the 2026 capped call transactions are legally detachable and separately exercisable from the 2026 convertible notes, they were evaluated as freestanding instruments. We concluded that the 2026 capped call transactions meet the scope exceptions for derivative instruments, and as such, the 2026 capped call transactions meet the criteria for classification in equity and are included as a reduction to additional paid-in capital.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Residual Interests Classified as Debt
Within consolidated securitizations, the residual interests held by third parties are presented as residual interests classified as debt in the consolidated balance sheets. We measure residual interests classified as debt at fair value on a recurring basis. We record subsequent measurement changes in fair value in the period in which the change occurs within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of residual interests classified as debt using a discounted cash flow methodology, while also considering market data as it becomes available.
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
For those digital assets that were not eligible to be transferred, we engaged third parties to provide custodial services for our digital assets offering, which included holding the cryptographic key information and working to protect the digital assets from loss or theft. The third-party custodians held digital assets as custodial assets in an account in SoFi’s name for the benefit of our members. We maintained the internal recordkeeping of our members’ digital assets, including the amount and type of digital assets owned by each of our members in the custodial accounts.
In accordance with Staff Accounting Bulletin No. 121 (“SAB 121”), which we adopted effective June 30, 2022 with retrospective application as of January 1, 2022, we recognized a digital assets safeguarding liability within accounts payable, accruals and other liabilities in the consolidated balance sheets reflecting our obligation to safeguard the digital assets held by third-party custodians for the benefit of our members. We also recognized a corresponding safeguarding asset within other assets in the consolidated balance sheets. The safeguarding liability and corresponding safeguarding asset were measured and recorded at the fair value of the digital assets held by the custodians at each reporting date. Subsequent changes to the fair value measurement were reflected as equal and offsetting adjustments to the carrying values of the safeguarding liability and corresponding safeguarding asset. We evaluated any potential loss events, such as theft, loss or destruction of the cryptographic keys, that may have affected the measurement of the safeguarding asset, which would be reflected in our results of operations in the period the loss occurs. Measurement changes do not impact the consolidated statements of operations and comprehensive

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
income (loss) unless such a loss event is identified. See “Recent Accounting Standards Issued, But Not Yet Adopted” for discussion of Staff Accounting Bulletin No. 122 (“SAB 122”).
See Note 15. Fair Value Measurements for additional information on the fair value measurement of the safeguarding liability and corresponding safeguarding asset as of December 31, 2023. As of December 31, 2023, we utilized one third-party custodian, and we did not identify any loss events. We had no safeguarding liability and corresponding safeguarding asset as of December 31, 2024.
Interest Income
Interest income on loans is accrued and recognized based on the contractual rate of interest within interest income—loans and securitizations in the consolidated statements of operations and comprehensive income (loss). We stop accruing interest and reverse all accrued but unpaid interest at the time a loan charges off. Loans are returned to accrual status if the loans are brought to nondelinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in management’s judgment, will continue to make scheduled periodic principal and interest payments.
Other interest income is primarily earned on our bank balances.
Loan Origination and Sales Activities
As part of our loan sale agreements, we may retain the rights to service sold loans. We calculate a gain or loss on the sale based on the sum of the proceeds from the sale and any servicing asset or liability recognized, less the carrying value of the loans sold. Our gain or loss calculation is also inclusive of repurchase liabilities recognized at the time of sale, and is recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss) or within noninterest income - loan platform fees in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business.
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
•Referrals: We earn specified referral fees in connection with referral activities we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business, for providing pre-qualified borrower referrals to a third-party partner that offer services to end users who do not use one of our product offerings and referrals of pre-qualified borrowers to a third-party partner who separately contracts with a loan originator.
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
Share-Based Compensation
Share-based compensation made to employees and non-employees, including stock options, RSUs, PSUs and employee stock purchase rights granted under the Company's ESPP, is measured based on the grant date fair value of the awards.
We used the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to estimate the grant-date fair value of stock options and employee stock purchase rights granted under the ESPP. RSUs are measured based on the fair value of the underlying stock on the dates of grant. We use a Monte Carlo simulation model to estimate the grant-date fair value of PSUs.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Compensation expense is typically recognized on a straight-line basis over the period during which the share-based award holder is required to perform services in exchange for the award (the vesting period) for stock options and RSUs, on an accelerated attribution basis for each vesting tranche over the respective derived service period for PSUs and over each offering period for our ESPP. Share-based compensation expense is allocated among the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive income (loss). We recognize forfeitures and withdrawals (relevant to the ESPP) as incurred and, therefore, reverse previously recognized share-based compensation expense at the time of forfeiture and withdrawal. See Note 16. Share-Based Compensation for further discussion of share-based compensation.
Advertising, Sales and Marketing
Advertising production costs and advertising communication costs, as well as amounts paid to various affiliates to market our products, are included within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss). Advertising costs are expensed either as incurred or when the advertising takes place, depending on the nature of the advertising activity. For the years ended December 31, 2024, 2023 and 2022, advertising totaled $321,951, $284,176 and $256,125, respectively.
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
Restructuring
During the years ended December 31, 2024 and 2023, we recognized restructuring charges of $1,530 and $12,749, respectively, within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive income (loss). Restructuring charges in 2024 were primarily related to legal entity restructuring. Restructuring charges in 2023 were associated with a reduction in headcount in the Technology Platform segment in the first quarter of 2023, as well as expenses in the fourth quarter of 2023 related to a reduction in headcount across the Financial Services, Lending and corporate functions, which primarily included employee-related wages, benefits and severance.
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. In assessing the realizability of deferred tax assets, management reviews all available positive and negative evidence. Generally, the weight we give to any

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
particular factor is dependent upon the degree to which it can be objectively verified. As a result, we give greater weight to the recent cumulative income of a relevant jurisdiction than other more subjective factors. Valuation allowances are recorded if, in management’s judgment, it is determined that all or some portion of the deferred tax asset will not be realized.
Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle tax assets and liabilities on a net basis.
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
Recently Adopted Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard effective for the reporting periods noted above, with retrospective application to all prior periods presented in the financial statements. The adoption of this standard did not have any impact on the Company’s financial condition, results of operations or cash flows, but resulted in enhancements to our segment disclosures, primarily related to our significant segment expenses. See Note 20. Business Segment and Geographic Information for further information.
Recent Accounting Standards Issued, But Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The ASU improves income tax disclosures primarily related to enhancements of the rate reconciliation and income taxes paid information. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The standard should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of this standard on our disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information about specific costs and expense categories in the notes to financial statements. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The standard should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of this standard on our disclosures.
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20)—Induced Conversions of Convertible Debt Instruments. The ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted for all entities that have adopted the amendments in ASU 2020-06. The standard may be applied on a prospective

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
basis with the option to apply the standard retrospectively. We are currently evaluating the impact of this standard on our consolidated financial statements.
Obligations to Safeguard Crypto-Assets
In January 2025, the SEC released Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinds the interpretive guidance provided in SAB 121 for reporting entities that have an obligation to safeguard customers' crypto assets. Under SAB 121, entities were required to recognize both a liability and a corresponding asset for their safeguarding obligations. With the new guidance, an entity that has a safeguarding obligation should assess whether it has any loss contingencies under ASC 450, Contingencies. SAB 122 must be applied retrospectively for annual periods beginning after December 15, 2024, with early adoption permitted in any interim or annual financial statement period filed with the SEC on or after January 30, 2025. Upon adoption, we will no longer recognize a liability and a corresponding asset for our safeguarding obligations. We do not expect this guidance to have a material impact on our consolidated financial statements.
Refer to “Safeguarding Asset and Liability” for additional information about our historical digital assets activity.

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

Year Ended December 31,
2022
Total net revenue	$1,584,439
Net loss	(311,512)
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
Technology Products and Solutions
We earn fees for providing an integrated technology platform as a service for financial and non-financial institutions. Our single performance obligation is the promise to stand ready to provide integrated technology platform services as needed throughout the contract term. The integrated technology platform service fees are determined based on the number of accounts supported on the platform and on the volume of transactions generated on the platform. We satisfy our performance obligation continuously throughout the contractual arrangements and our customers receive and consume the benefits simultaneously as we perform. Our integrated technology platform as a service is a stand-ready obligation, as we provide the service regardless of the timing and quantity of accounts on the platform and transactions generated on the platform. Under this stand-ready obligation, our performance obligation is satisfied over time throughout the contract term rather than at a point in time. The service of standing ready to fulfill our integrated platform as a service offering is substantially the same each day and has the same pattern of transfer to the customer. Therefore, we determined that our stand-ready performance obligation comprises a series of distinct days of service. We are the principal in our integrated technology platform services arrangements as we control the service of completing transaction on the platform.
We earn fees for providing software licenses and associated services, including implementation and maintenance, related to our cloud-native digital and core banking platform. We charge a recurring fee for the software license and related maintenance services. Other software-related services are billed on a periodic basis as the services are provided.
The Company’s software license arrangements provide the customer with the right to use functional intellectual property for the duration of the contract term. We recognize revenue related to software licenses at a point in time upon delivery of the license and the close of the user-acceptance testing period. When implementation services are distinct, we recognize revenue over time during the implementation period. We recognize maintenance services ratably over the contractual maintenance term.
We allocate fees charged for software licenses and associated services to our performance obligations on the basis of the relative standalone selling price using observable standalone selling prices and the adjusted market assessment approach. The standalone selling prices either represent the prices at which we separately sell each license or service or are estimated using available information, such as market conditions and internal pricing policies. The standalone selling price of the software license and related maintenance are determined based on the value relationship for these products as well as the term of the software license.
Referrals
We earn specified referral fees in connection with certain referral activities we facilitate through our platform. In one type of referral arrangement, we refer end users through our platform to third-party enterprise partners. Our referral fee is calculated as either a fixed price per successful referral or a percentage of the transaction volume between the enterprise partners and referred consumers. In another type of referral arrangement, we earn referral fulfillment fees for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. Our referral fees are based on the referred loan amount, subject to a referral fulfillment fee penalty if a loan is determined to be ineligible and becomes a charged-off loan as defined in the contract. We recognize revenue for each originated loan, less the estimated referral fulfillment fee penalty. The estimated referral fulfillment fee penalty was immaterial as of December 31, 2024 and 2023.

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
Costs of Obtaining Contracts with Customers
We capitalize incremental costs of obtaining a contract with a customer, which are certain commissions paid to third-parties in connection with the acquisition of member accounts. Capitalized costs are amortized over the life of the account. We elected the practical expedient to expense the incremental costs of obtaining a contract when the amortization period is one year or less. The expense is reported in noninterest expense—sales and marketing on the consolidated statements of operations and comprehensive income (loss).
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

	Year Ended December 31,
	2024	2023	2022
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$52,129	$33,602	$31,540
Referrals, other(2)	8,197	4,841	4,512
Interchange(2)	66,829	35,247	17,391
Brokerage(2)	21,494	21,127	15,446
Other(2)(3)	2,797	2,647	2,245
Total financial services	151,446	97,464	71,134
Technology Platform
Technology services	346,185	319,845	299,379
Other(3)	5,492	4,145	6,583
Total technology platform(4)	351,677	323,990	305,962
Total revenue from contracts with customers	503,123	421,454	377,096
Other sources of revenue
Loan origination, sales, and securitizations	255,870	371,812	565,372
Servicing	22,244	37,328	43,547
Loan platform business, other(1)	89,479	—	—
Other(5)	87,662	30,455	3,424
Total other sources of revenue	455,255	439,595	612,343
Total noninterest income	$958,378	$861,049	$989,439
_____________________

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(1) Presented within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
(2) Presented within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
(3) Financial Services includes revenues from enterprise services and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(4) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the consolidated statements of operations and comprehensive income (loss). Related to these technology platform services, we had deferred revenue of $7,474 and $5,718 as of December 31, 2024 and 2023, respectively, which are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, we recognized revenue of $7,112, $8,327 and $7,773, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the consolidated statements of operations and comprehensive income (loss).
(5) Includes gain on extinguishment of convertible debt of $62,517 and $14,574 during the years ended December 31, 2024 and 2023, respectively.
Contract Balances
As of December 31, 2024 and 2023, accounts receivable, net associated with revenue from contracts with customers was $61,569 and $60,466, respectively, reported within other assets in the consolidated balance sheets.

Note 4. Loans

As of December 31, 2024, our loan portfolio consisted of (i) loans held for sale, including personal loans and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	December 31,
	2024	2023
Loans held for sale
Personal loans(1)	$17,532,396	$15,330,573
Home loans	152,496	66,198
Total loans held for sale, at fair value	17,684,892	15,396,771
Loans held for investment
Student loans(2)	8,597,368	6,725,484
Total loans held for investment, at fair value	8,597,368	6,725,484
Secured loans	806,441	446,463
Credit card	289,159	272,628
Commercial and consumer banking:
Commercial real estate	136,474	106,326
Commercial and industrial	4,986	6,075
Residential real estate and other consumer	9,398	4,667
Total commercial and consumer banking	150,858	117,068
Total loans held for investment, at amortized cost(3)	1,246,458	836,159
Total loans held for investment	9,843,826	7,561,643
Total loans	$27,528,718	$22,958,414
_____________________
(1) Includes $171,421 and $502,757 of personal loans in consolidated VIEs as of December 31, 2024 and 2023, respectively.
(2) Includes $2,034,559 and $2,459,103 of student loans covered by financial guarantee, and $80,812 and $221,461 of student loans in consolidated VIEs as of December 31, 2024 and December 31, 2023, respectively.
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

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2024
Unpaid principal	$16,589,623	$8,215,629	$149,862	$24,955,114
Accumulated interest	128,733	44,603	260	173,596
Cumulative fair value adjustments	814,040	337,136	2,374	1,153,550
Total fair value of loans(1)	$17,532,396	$8,597,368	$152,496	$26,282,260
December 31, 2023
Unpaid principal	$14,498,629	$6,445,586	$67,406	$21,011,621
Accumulated interest	114,541	34,357	92	148,990
Cumulative fair value adjustments	717,403	245,541	(1,300)	961,644
Total fair value of loans(1)	$15,330,573	$6,725,484	$66,198	$22,122,255
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

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2024
Unpaid principal balance	$91,477	$9,578	$339	$101,394
Accumulated interest	4,400	168	1	4,569
Cumulative fair value adjustments(1)	(75,390)	(6,760)	(22)	(82,172)
Fair value of loans 90 days or more delinquent(2)	$20,487	$2,986	$318	$23,791
December 31, 2023
Unpaid principal balance	$81,591	$8,446	$495	$90,532
Accumulated interest	4,023	187	6	4,216
Cumulative fair value adjustments(1)	(70,191)	(5,021)	(248)	(75,460)
Fair value of loans 90 days or more delinquent(2)	$15,423	$3,612	$253	$19,288
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). As such, the $82 million fair value adjustment as of December 31, 2024 has been recorded in noninterest income—loan origination, sales, and securitizations in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for further discussion of the policies for determining the fair value of our loan portfolios.
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
The following table summarizes our personal loan securitization transfers qualifying for sale accounting treatment. There were no loan securitization transfers qualifying for sale accounting treatment during the year ended December 31, 2022.

	Year Ended December 31,
	2024	2023
Personal loans
Fair value of consideration received:
Cash	$1,170,235	$359,927
Securitization investments	61,901	18,985
Servicing assets recognized	43,755	15,975
Repurchase liabilities recognized	(622)	(113)
Total consideration	1,275,269	394,774
Aggregate unpaid principal balance and accrued interest of loans sold	1,228,040	375,770
Gain from loan sales	$47,229	$19,004

Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
During the year ended December 31, 2024, we had deconsolidation of debt on student loans of $98.0 million. During the year ended December 31, 2023, we had deconsolidation of debt on student loans of $100.3 million. During the year ended December 31, 2022, we had deconsolidation of debt on personal loans of $70.6 million and on student loans of $126.0 million. For all periods, the impact on earnings from these deconsolidations was immaterial.
The following table summarizes our current whole loan sales:

	Year Ended December 31,
	2024	2023	2022
Personal loans
Fair value of consideration received:
Cash	$2,967,487	$567,904	$3,016,740
Receivable	5,288	—	—
Servicing assets recognized	178,919	30,168	21,925
Repurchase liabilities recognized	(9,907)	(2,069)	(7,351)
Total consideration	3,141,787	596,003	3,031,314
Aggregate unpaid principal balance and accrued interest of loans sold	2,973,077	567,003	2,924,567
Realized gain	$168,710	$29,000	$106,747

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Student loans
Fair value of consideration received:
Cash	$310,331	$98,624	$883,859
Servicing assets recognized	8,249	2,792	9,275
Repurchase liabilities recognized	(46)	(16)	(134)
Total consideration	318,534	101,400	893,000
Aggregate unpaid principal balance and accrued interest of loans sold	303,578	99,916	881,922
Realized gain	$14,956	$1,484	$11,078
Home loans
Fair value of consideration received:
Cash	$1,750,711	$1,022,600	$1,057,596
Servicing assets recognized	14,675	10,184	13,926
Repurchase liabilities recognized	(2,958)	(1,765)	(1,158)
Total consideration	1,762,428	1,031,019	1,070,364
Aggregate unpaid principal balance and accrued interest of loans sold	1,738,036	1,029,623	1,095,882
Realized gain (loss)	$24,392	$1,396	$(25,518)

The following table summarizes our delinquent whole loan sales during the year ended December 31, 2024. There were no delinquent whole loan sales during the years ended December 31, 2023 and 2022.

Year Ended December 31,
2024
Personal loans
Fair value of consideration received:
Cash	$24,228
Servicing assets recognized	20,259
Repurchase liabilities recognized	(136)
Total consideration	44,351
Aggregate unpaid principal balance and accrued interest of loans sold(1)	319,738
Realized loss	$(275,387)
__________________
(1) For the year ended December 31, 2024, includes $302.9 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the year ended December 31, 2024, $197.4 million of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the year ended December 31, 2024 and otherwise would have been charged off as of December 31, 2024 consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
The following table summarizes loans originated and subsequently sold as part of our Loan Platform Business, which are loans that we originate on behalf of a third-party for which we receive a fee. There were no sales related to our Loan Platform Business during the years ended December 31, 2023 and 2022.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Year Ended December 31,
2024
Personal loans
Fair value of consideration received:
Cash	$2,149,271
Servicing assets recognized	15,149
Repurchase liabilities recognized	(856)
Total consideration	2,163,564
Aggregate carrying amount and accrued interest of loans sold(1)	2,077,243
Loan fees, net(2)	71,172
Servicing assets recognized	15,149
Loan platform fees recognized(3)	$86,321
__________________
(1) Includes unpaid principal balance of $2.1 billion for the year ended December 31, 2024.
(2) Represents loan platform fees earned less the repurchase liabilities recognized at the time of sale.
(3) Recorded in noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
In addition to the previously disclosed personal, student and home loan sale activity, the Company also sold secured loans at par during the year ended December 31, 2024, which had an unpaid principal balance and accrued interest of $555.9 million.
For certain transferred loans that qualified for sale accounting and are, therefore, derecognized, we have continuing involvement through our servicing agreements. For such loans, our exposure to loss is generally limited to the extent we would be required to repurchase such a loan due to a breach of representations and warranties associated with the loan transfer or servicing contract.
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2024
Loans in delinquency (30+ days past due)	$109,169	$67,234	$35,910	$212,313
Total loans in delinquency	168,403	129,317	35,910	333,630
Total transferred loans serviced(1)	6,060,329	5,230,303	6,234,859	17,525,491
December 31, 2023
Loans in delinquency (30+ days past due)	$52,813	$60,989	$24,193	$137,995
Total loans in delinquency	90,582	137,243	24,193	252,018
Total transferred loans serviced(1)	2,223,785	6,148,800	5,592,793	13,965,378
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Year Ended December 31,
	2024	2023	2022
Personal loans
Servicing fees collected from transferred loans	$72,681	$20,577	$33,051
Charge-offs, net of recoveries, of transferred loans	387,700	167,643	93,095
Student loans
Servicing fees collected from transferred loans	23,537	27,401	35,203
Charge-offs, net of recoveries, of transferred loans	41,639	41,642	34,136
Home loans
Servicing fees collected from transferred loans	17,166	14,530	12,893
Total
Servicing fees collected from transferred loans	$113,384	$62,508	$81,147
Charge-offs, net of recoveries, of transferred loans	429,339	209,285	127,231
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
December 31, 2024
Secured loans	$804,800	$—	$—	$—	$—	$804,800
Credit card	312,676	3,429	3,311	9,056	15,796	328,472
Commercial and consumer banking:
Commercial real estate	138,172	—	—	—	—	138,172
Commercial and industrial	4,831	—	188	77	265	5,096
Residential real estate and other consumer(3)	9,370	—	—	—	—	9,370
Total commercial and consumer banking	152,373	—	188	77	265	152,638
Total loans	$1,269,849	$3,429	$3,499	$9,133	$16,061	$1,285,910
December 31, 2023
Secured loans	$445,733	$—	$—	$—	$—	$445,733
Credit card	297,612	5,451	4,829	11,802	22,082	319,694
Commercial and consumer banking:
Commercial real estate	107,757	—	—	—	—	107,757
Commercial and industrial	6,108	1	—	439	440	6,548
Residential real estate and other consumer(3)	4,658	—	—	—	—	4,658
Total commercial and consumer banking	118,523	1	—	439	440	118,963
Total loans	$861,868	$5,452	$4,829	$12,241	$22,522	$884,390
_____________________
(1)Generally, all of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, credit card, commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $44,350 and $52,385 as of December 31, 2024 and December 31, 2023, respectively, and accrued interest of $4,125 and $5,288, respectively. For secured loans, the balance is presented before accrued interest of $1,641 and

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
$730 as of December 31, 2024 and December 31, 2023, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $2,334 and $2,310, as of December 31, 2024 and December 31, 2023, respectively, and accrued interest of $554 and $415, respectively.
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

	December 31,
FICO	2024	2023
≥ 800	$38,076	$29,269
780 – 799	24,566	19,350
760 – 779	24,533	20,740
740 – 759	26,321	23,361
720 – 739	30,215	28,621
700 – 719	36,050	35,528
680 – 699	37,994	38,289
660 – 679	30,504	35,443
640 – 659	21,206	25,836
620 – 639	14,098	15,569
600 – 619	9,393	10,063
≤ 599	35,516	37,625
Total credit card	$328,472	$319,694
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$34,994	$20,037	$32,670	$7,125	$4,446	$23,518	$122,790	$174
Watch	—	4,190	3,337	—	—	1,214	8,741	—
Special mention	1,687	—	1,632	—	—	500	3,819	—
Substandard	—	—	—	—	—	2,648	2,648	—
Total commercial real estate	$36,681	$24,227	$37,639	$7,125	$4,446	$27,880	$137,998	$174
Commercial and industrial
Pass	$146	$21	$—	$—	$46	$3,495	$3,708	$1,054
Watch	—	36	—	—	—	12	48	—
Substandard	—	—	—	—	—	286	286	—
Total commercial and industrial	$146	$57	$—	$—	$46	$3,793	$4,042	$1,054
Residential real estate and other consumer
Pass	$—	$—	$—	$—	$—	$3,322	$3,322	$4,402
Watch	—	—	—	—	—	38	38	1,608
Total residential real estate and other consumer	$—	$—	$—	$—	$—	$3,360	$3,360	$6,010
Total commercial and consumer banking	$36,827	$24,284	$37,639	$7,125	$4,492	$35,033	$145,400	$7,238
Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans were $804.8 million and $445.7 million as of December 31, 2024 and December 31, 2023, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the majority of which have a term of seven years or less. Our secured loans were originated in 2023 and 2024, are all current and there have been no charge-offs since origination.

Note 5. Allowance for Credit Losses

Our allowance for credit losses represents our current estimate of expected credit losses over the remaining contractual life of certain financial assets, including credit cards as well as commercial and consumer banking loans, which relate to our Financial Services segment, and accounts receivables primarily related to our Technology Platform segment. Given our methods of collecting funds on servicing receivables, our historical experience of infrequent write-offs, and that we have not observed meaningful changes in our counterparties’ abilities to pay, we determined that the future exposure to credit losses on servicing related receivables was immaterial.
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
We evaluate whether to include qualitative reserves to cover losses that are expected but may not be adequately represented in the quantitative methods or the economic assumptions. The qualitative reserves address possible limitations

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
within the models, such as macroeconomic conditions, regulatory requirements, emerging portfolio trends, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due accounts, changes in underwriting or lending staff or other management risk actions. When a credit card balance is charged off, we record a reduction to the allowance and the credit card balance.
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Balance at January 1, 2022	$7,037	$—	$2,292
Provision for credit losses(2)	53,030	1,302	586
Allowance for PCD loans(3)	—	382	—
Write-offs charged against the allowance	(20,957)	(6)	(93)
Balance at December 31, 2022	$39,110	$1,678	$2,785
Provision for credit losses(2)	54,267	678	773
Write-offs charged against the allowance	(40,992)	(46)	(1,721)
Balance at December 31, 2023	$52,385	$2,310	$1,837
Provision for credit losses(2)	31,599	113	3,685
Write-offs charged against the allowance	(39,634)	(89)	(3,078)
Balance at December 31, 2024	$44,350	$2,334	$2,444
_____________________
(1)Credit cards and commercial and consumer banking loans measured at amortized cost, net of allowance for credit losses, are presented within loans held for investment at amortized cost in the consolidated balance sheets. Accounts receivable balances, net of allowance for credit losses, are presented within other assets in the consolidated balance sheets.
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within provision for credit losses in the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2024, 2023 and 2022, recoveries of amounts previously reserved related to credit cards were $4,166, $2,895 and immaterial, respectively. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the years ended December 31, 2024, 2023 and 2022. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2024, 2023 and 2022, recoveries of amounts previously reserved related to accounts receivable were $1,227, $1,252 and $2,912, respectively.
(3)In connection with the Bank Merger, we obtained PCD loans, for which we measured an allowance, with a corresponding increase to the amortized cost basis as of the acquisition date. Therefore, recognition of the initial allowance for credit losses did not impact earnings.
Credit card: Accrued interest receivables written off by reversing interest income were $9.0 million, $9.2 million and $4.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

Investments in AFS Debt Securities
The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
December 31, 2024
U.S. Treasury securities	$277,555	$2,622	$77	$(6,602)	$273,652
Agency mortgage-backed securities	1,525,913	3,048	3,522	(6,089)	1,526,394
Corporate bonds	3,272	39	—	(94)	3,217
Other(2)	946	8	—	(174)	780
Total investments in AFS debt securities	$1,807,686	$5,717	$3,599	$(12,959)	$1,804,043
December 31, 2023
U.S. Treasury securities	$518,673	$206	$978	$(780)	$519,077
Agency mortgage-backed securities	28,714	111	33	(1,016)	27,842
Corporate bonds	32,609	207	—	(1,092)	31,724
Multinational securities(3)	8,548	103	—	(17)	8,634
Other asset-backed securities	7,272	4	—	(154)	7,122
Other(2)	941	8	—	(161)	788
Total investments in AFS debt securities	$596,757	$639	$1,011	$(3,220)	$595,187
_____________________
(1) As of December 31, 2024 and December 31, 2023, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) approximately 100% and 92% of the amortized cost basis of our investments as of December 31, 2024 and December 31, 2023, respectively, was composed of U.S. Treasury securities, agency mortgage-backed securities and sovereign foreign bonds, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) Includes state municipal bond securities.
(3) Includes supranational bonds.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and December 31, 2023.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. Treasury securities	$217,683	$(6,497)	$5,256	$(105)	$222,939	$(6,602)
Agency mortgage-backed securities	614,081	(5,499)	7,319	(590)	621,400	(6,089)
Corporate bonds	—	—	3,216	(94)	3,216	(94)
Other	—	—	780	(174)	780	(174)
Total investments in AFS debt securities	$831,764	$(11,996)	$16,571	$(963)	$848,335	$(12,959)
December 31, 2023
U.S. Treasury securities	$480,012	$(58)	$39,065	$(722)	$519,077	$(780)
Agency mortgage-backed securities	20,930	(157)	6,912	(859)	27,842	(1,016)
Corporate bonds	—	—	31,724	(1,092)	31,724	(1,092)
Multinational securities	—	—	8,634	(17)	8,634	(17)
Other asset-backed securities	—	—	7,122	(154)	7,122	(154)
Other	—	—	788	(161)	788	(161)
Total investments in AFS debt securities	$500,942	$(215)	$94,245	$(3,005)	$595,187	$(3,220)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
December 31, 2024
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$54,815	$148,670	$74,070	$—	$277,555
Agency mortgage-backed securities	—	4,998	15,871	1,505,044	1,525,913
Corporate bonds	—	—	3,272	—	3,272
Other	—	—	946	—	946
Total investments in AFS debt securities	$54,815	$153,668	$94,159	$1,505,044	$1,807,686
Weighted average yield for investments in AFS debt securities(1)	4.96%	3.81%	3.86%	5.75%	5.58%
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$54,787	$145,329	$70,914	$—	$271,030
Agency mortgage-backed securities	—	5,045	15,592	1,502,709	1,523,346
Corporate bonds	—	—	3,178	—	3,178
Other	—	—	772	—	772
Total investments in AFS debt securities	$54,787	$150,374	$90,456	$1,502,709	$1,798,326
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $5,717 and $639 as of December 31, 2024 and December 31, 2023, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Gross realized gains and losses on our investments in AFS debt securities were $4,247 and $679, respectively, during the year ended December 31, 2024, and were $3,356 and $509, respectively, during the year ended December 31, 2023. Gross realized gains and losses on our investments in AFS debt securities were immaterial during the year ended December 31, 2022. During the years ended December 31, 2024, 2023, and 2022 there were no transfers between classifications of our investments in AFS debt securities. See Note 13. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

Note 7. Securitization and Variable Interest Entities

Consolidated VIEs
We consolidate certain securitization trusts in which we have a variable interest and are deemed to be the primary beneficiary. Our consolidation policy is further discussed in Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards.
The VIEs are SPEs with portfolio loans securing debt obligations. The SPEs were created and designed to transfer credit and interest rate risk associated with consumer loans through the issuance of collateralized notes and trust certificates. We make standard representations and warranties to repurchase or replace qualified portfolio loans. Aside from these representations, the holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying portfolio loans securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. We hold a significant interest in these financing transactions through our ownership of a portion of the residual interest in certain VIEs. In addition, in some cases, we invest in the debt obligations issued by the VIE. Our investments in consolidated VIEs eliminate in consolidation. The residual interest is the first VIE interest to absorb losses should the loans securing the debt obligations not provide adequate cash flows to satisfy more senior claims and is the interest that we expect to absorb the expected gains and losses of the VIE. Our maximum exposure to credit risk in sponsoring SPEs is limited to our investment in the VIE. VIE creditors have no recourse against our general credit. There are no liquidity arrangements, guarantees or other commitments that may affect the fair value or risk of our variable interests in consolidated VIEs.
As of December 31, 2024 and December 31, 2023, we had four and six consolidated VIEs, respectively, on our consolidated balance sheets. During the year ended December 31, 2024, we exercised a securitization clean up call related to two consolidated VIEs. The assets of consolidated VIEs that were included in our consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of December 31, 2024, and December 31, 2023. Intercompany balances are eliminated upon consolidation.
Nonconsolidated VIEs
We have created and designed personal loan and student loan trusts to transfer associated credit and interest rate risk associated with the loans through the issuance of collateralized notes and residual certificates. We have a variable interest in the nonconsolidated loan trusts through our ownership of collateralized notes in the form of asset-backed bonds and residual certificates in the loan trusts that absorb variability. We have also transferred secured loans and personal loans, including the associated risks, to other SPEs that are considered VIEs. In both the loan trusts and other VIEs, we have continuing, non-controlling involvement with the entity as the servicer. When our servicing rights meet the definition of a variable interest, in that role, we may have the power to perform the activities which most impact the economic performance of the VIE, but since either we hold an insignificant financial interest in the trusts or rights held by other variable interest holders convey power, we are not the primary beneficiary. In loan trusts, our collateralized notes and residual certificates represent the equity ownership interest in the loan trusts, wherein there is an obligation to absorb losses and the right to receive benefits from residual certificate ownership. The maximum exposure to loss as a result of our involvement with the nonconsolidated loan trust VIEs is limited to our investment. In other VIEs, our interest is represented by secured loans, servicing rights, or both, with our maximum exposure to loss is limited to the total amount of our secured loans and servicing rights. We did not provide financial support to any nonconsolidated VIEs beyond our initial equity investment. There are no liquidity arrangements, guarantees or other commitments by third parties that may affect the fair value or risk of our variable interests in nonconsolidated VIEs.
As of December 31, 2024, and December 31, 2023, we had investments in 23 and 22 nonconsolidated VIEs, respectively. During the year ended December 31, 2024, we established three nonconsolidated trusts and sold two risk retention interests of nonconsolidated trusts.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the carrying value of Company assets associated with these nonconsolidated VIEs as of the dates presented.

	December 31,
	2024	2023
Securitization investments	$91,646	$106,748
Secured loans	806,441	446,463
Servicing rights	100,839	28,197
Securitization Investments
The following table presents additional detail of the aggregate outstanding value of asset-backed bonds and residual interests owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the consolidated balance sheets. These risk retention interests represent the carrying value of our holdings in nonconsolidated VIEs, and the maximum exposure to a loss as a result of our involvement as of the dates presented.

	December 31,
	2024	2023
Personal loans	$56,849	$27,247
Student loans	34,797	79,501
Securitization investments	$91,646	$106,748
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of these asset-backed bonds and residual interests.

Note 8. Goodwill and Intangible Assets

Goodwill
A rollforward of our goodwill balance is presented below:

	Year Ended December 31,
	2024	2023
Beginning balance	$1,393,505	$1,622,991
Less: accumulated impairment	—	—
Beginning balance, net	1,393,505	1,622,991
Additional goodwill recognized(1)	—	17,688
Goodwill impairment(2)	—	(247,174)
Ending balance(3)	$1,393,505	$1,393,505
_____________________
(1) For the year ended December 31, 2023, related to the acquisition of Wyndham, which is attributable to our Lending reportable segment.
(2) During the year ended December 31, 2023, we recognized goodwill impairment losses related to our Technology Platform reportable segment, which were reported within noninterest expense—goodwill impairment in the consolidated statements of operations and comprehensive income (loss). These goodwill impairment losses represent non-cash charges and did not affect our liquidity position or regulatory capital ratios.
(3) As of December 31, 2024 and 2023, goodwill attributable to the Lending, Technology Platform and Financial services reportable segments was $17,688, $1,338,658 and $37,159, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Intangible Assets
The following is a summary of the carrying amount and estimated useful lives of our intangible assets by class:

	Weighted Average Useful Life (Years)	Gross Balance	Accumulated Amortization	Net Book Value
December 31, 2024
Developed technology	8.5	$461,438	$(207,516)	$253,922
Customer-related	3.9	167,350	(149,949)	17,401
Capitalized software development costs(1)	4.0	29,584	(10,312)	19,272
Trade names, trademarks and domain names	5.9	20,060	(13,503)	6,557
Core banking infrastructure(2)	n/a	17,100	(17,100)	—
Core deposits	7.3	1,000	(402)	598
Broker-dealer license and trading rights	5.7	250	(206)	44
Total		$696,782	$(398,988)	$297,794
December 31, 2023
Developed technology	8.5	$461,438	$(151,823)	$309,615
Customer-related	3.9	167,350	(141,248)	26,102
Capitalized software development costs(1)	4.0	20,344	(4,461)	15,883
Trade names, trademarks and domain names	5.9	20,060	(8,436)	11,624
Core banking infrastructure(2)	n/a	17,100	(17,100)	—
Core deposits	7.3	1,000	(264)	736
Broker-dealer license and trading rights	5.7	250	(162)	88
Total		$687,542	$(323,494)	$364,048
_____________________
(1) Includes capitalized costs related to software products to be sold, leased or marketed within our technology products and solutions arrangements. During the year ended December 31, 2024, the increase in capitalized software development costs relates to increased Technology Platform activity. During the year ended December 31, 2024, total amortization expense related to capitalized software was $9,647, and capitalized share-based compensation related to capitalized software development costs was immaterial.
(2) Although the core banking infrastructure intangible asset was fully amortized as of December 31, 2024 and December 31, 2023, it remains in use by the Company.
For the years ended December 31, 2024, 2023 and 2022, amortization expense associated with intangible assets was $75,494, $104,919 and $93,016, respectively. There were no abandonments or impairments during any of the years presented.
Estimated future amortization expense associated with intangible assets as of December 31, 2024 is as follows:

2025	$75,076
2026	71,559
2027	56,814
2028	51,915
2029	21,225
Thereafter	21,205
Total	$297,794

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 9. Property, Equipment, Software and Leases

Property, Equipment and Software
The table below presents our major classes of depreciable and amortizable assets by function:

	Gross Balance	Accumulated Depreciation/Amortization	Carrying Value
December 31, 2024
Software(1)	$400,334	$(150,178)	$250,156
Leasehold improvements	38,625	(23,684)	14,941
Computer hardware	30,641	(21,455)	9,186
Furniture and fixtures	15,997	(12,012)	3,985
Finance lease ROU assets(2)	15,978	(9,362)	6,616
Building and land	3,199	(214)	2,985
Total	$504,774	$(216,905)	$287,869
December 31, 2023
Software(1)	$292,445	$(117,003)	$175,442
Leasehold improvements	39,046	(20,467)	18,579
Computer hardware	24,899	(19,000)	5,899
Furniture and fixtures	16,825	(10,797)	6,028
Finance lease ROU assets(2)	15,100	(7,191)	7,909
Building and land	3,192	(141)	3,051
Total	$391,507	$(174,599)	$216,908
_____________________
(1)Software primarily includes internally-developed software related to significant developments and enhancements for our products. During the years ended December 31, 2024, 2023 and 2022, we capitalized $39,907, $31,126 and $22,577, respectively, of share-based compensation related to internally-developed software, and recognized associated amortization expense of $24,673, $16,074 and $6,223 , respectively.
(2)Finance lease ROU assets include our rights to certain physical signage. See below for additional information on our leases.
For the years ended December 31, 2024, 2023 and 2022, total depreciation and amortization expense associated with property, equipment and software, inclusive of the amortization of capitalized share-based compensation, was $128,004, $96,497 and $59,081, respectively.
For the years ended December 31, 2024, 2023 and 2022, we recognized no property, equipment and software abandonment and no impairments, and had immaterial losses on disposals.
Leases and Occupancy
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2025 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. Our finance leases have terms expiring from 2029 to 2040.
Our operating and finance leases include leases associated with various naming and sponsorship rights agreements that commenced in September 2020 and December 2024.

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
Operating leases that commenced in December 2024 included our rights to one multi-purpose suite and use of certain event space within the facility, for which we elected the practical expedient to not bifurcate the lease component from the non-lease components. Finance leases that commenced in December 2024 included our rights to certain physical signage within the facility. We bifurcated lease components from non-lease components of certain of the arrangements, the latter of which represent sponsorship and advertising opportunities rather than the rights to physical assets that we control.
We recognize the non-lease components within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss).
The components of lease expense and supplemental cash flow and non-cash information related to our leases were as follows.

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$21,445	$21,905	$20,805
Finance lease cost – amortization of ROU assets	2,171	2,157	2,157
Finance lease cost – interest expense on lease liabilities	438	452	469
Short-term lease cost	1,391	1,718	2,031
Variable lease cost(1)	3,435	3,509	3,483
Sublease income	(1,381)	(1,034)	—
Total lease cost	$27,499	$28,707	$28,945
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$24,848	$26,997	$21,682
Operating cash outflows from finance leases	438	452	469
Financing cash outflows from finance leases	530	509	488
Supplemental non-cash information
Non-cash operating lease ROU assets obtained in exchange for lease liabilities(2)	$2,950	$8,553	$(3,885)
Non-cash finance lease ROU assets obtained in exchange for lease liabilities	878	—	—
_____________________
(1)Variable lease cost includes non-lease components classified as lease costs, such as common area maintenance fees, property taxes and utilities, that vary in amount for reasons other than the passage of time. We elected the practical expedient to not bifurcate the lease component from the non-lease components.
(2)For the year ended December 31, 2024 we had no operating lease ROU assets obtained through acquisitions. For the years ended December 31, 2023 and 2022 includes $6,995 and $764, respectively, of operating lease ROU assets obtained through acquisitions. Also includes impacts from lease modifications.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Supplemental balance sheet information related to our leases was as follows:

	December 31,
	2024	2023
Operating Leases
ROU assets	$81,219	$89,635
Operating lease liabilities	97,389	108,649
Weighted average remaining lease term (in years)	6.1	6.9
Weighted average discount rate	5.8%	5.7%
Finance Leases
ROU assets(1)	$6,616	$7,909
Finance lease liabilities(2)	13,520	13,172
Weighted average remaining lease term (in years)	14.6	16.3
Weighted average discount rate	3.5%	3.4%
_____________________
(1)Finance lease ROU assets are presented within property, equipment and software in the consolidated balance sheets.
(2)Finance lease liabilities are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.
As of December 31, 2024, future maturities of lease liabilities and a reconciliation of the total undiscounted cash flows to the lease liabilities in the consolidated balance sheets were as follows:

	Operating Leases	Finance Leases
2025	$25,473	$1,223
2026	24,059	1,251
2027	17,745	1,256
2028	16,271	1,269
2029	13,011	1,281
Thereafter	20,852	10,871
Total	117,411	17,151
Less: imputed interest	(20,022)	(3,631)
Lease liabilities	$97,389	$13,520
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $32,810, $31,946, and $33,170 for the years ended December 31, 2024, 2023 and 2022, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 10. Other Assets and Other Liabilities

The following table presents the components of other assets:

	December 31,
	2024	2023
Accounts receivable, net(1)	$587,496	$169,852
Derivative financial instruments(2)	290,714	6,916
Prepaid expenses and capitalized contract costs(3)	276,931	112,748
Deferred tax assets, net(4)	267,220	—
Restricted investments(5)	109,417	83,551
Credit default swap(6)	91,206	103,204
Investments in equity securities(7)	29,500	22,920
Digital assets safeguarding asset(8)	—	9,292
Other	62,185	45,883
Other assets	$1,714,669	$554,366
_____________________
(1) Includes accounts receivable, net of allowance for credit losses, associated with revenue from contracts with customers, deposit-related receivables and other receivables. See Note 5. Allowance for Credit Losses for information on the allowance for credit losses on accounts receivable.
(2) See Note 14. Derivative Financial Instruments and Note 15. Fair Value Measurements for additional information on derivative financial instruments.
(3) Includes capitalized incremental costs of obtaining certain contracts of $213,417 and $60,729 as of December 31, 2024 and December 31, 2023, respectively, During the year ended December 31, 2024, we recognized associated amortization expense of $23,872. See Note 3. Revenue for additional information.
(4) As of the December 31, 2024 the Company’s net deferred tax asset position primarily reflected the release of the majority of its valuation allowance during the year. See Note 17. Income Taxes for additional information.
(5) Includes investments in FRB stock and FHLB stock, which are restricted investment securities that are not marketable. These investments are carried at cost and assessed for impairment.
(6) We entered into a credit default swap related to our student loans which meets the definition of a financial guarantee and is excluded from derivative accounting treatment. We apply the insurance contract claim method by deferring the full estimated amount of premiums paid and payable at inception.
(7) As of December 31, 2024 and December 31, 2023, primarily included an investment that was entered into in 2021 and recorded as an equity method investment until January 2022 in conjunction with relinquishing our seat on the investee’s board of directors. Our equity method investment income for the year ended December 31, 2024 and December 31, 2023 was immaterial and we did not receive any distributions.
(8) See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 15. Fair Value Measurements for additional information on the digital assets safeguarding asset.
The following table presents the components of accounts payable, accruals and other liabilities:

	December 31,
	2024	2023
Accrued expenses(1)	$265,316	$202,259
Accounts payable	106,343	93,301
Credit default swap(2)	91,206	103,204
Accrued interest	26,441	66,614
Finance lease liability(3)	13,520	13,172
Deferred revenue(4)	7,474	5,718
Deferred tax liabilities, net(5)	20,164	40,229
Digital assets safeguarding liability(6)	—	9,292
Derivative financial instruments(7)	—	4,604
Other	26,459	11,355
Accounts payable, accruals and other liabilities	$556,923	$549,748
_____________________

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(1) Includes accrued compensation and compensation-related expenses, accrued taxes and other accrued expenses.
(2) See footnote (6) to the table above.
(3) See Note 9. Property, Equipment, Software and Leases for additional information on finance leases.
(4) See Note 3. Revenue for additional information on deferred revenue.
(5) See Note 17. Income Taxes for additional information on income taxes.
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
The following table presents detail of our deposits:

	December 31,
	2024	2023
Savings deposits	$22,838,858	$12,902,033
Demand deposits(1)	2,205,377	2,663,335
Time deposits(1)(2)	817,165	3,003,625
Total interest-bearing deposits	25,861,400	18,568,993
Noninterest-bearing deposits	116,804	51,670
Total deposits	$25,978,204	$18,620,663
_____________________
(1) As of December 31, 2024, includes brokered deposits of $772,914 consisting of time deposits. As of December 31, 2023, includes brokered deposits of $3,160,414, of which $2,971,462 and $188,952 are time deposits and demand deposits, respectively.
(2) As of December 31, 2024 and December 31, 2023, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $20,305 and $21,268, respectively.
As of December 31, 2024, future maturities of our total time deposits were as follows:

2025	$814,691
2026	2,199
2027	—
2028	161
2029	114
Thereafter	—
Total	$817,165

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Debt

The following table summarizes the components of our debt:

	December 31, 2024						December 31, 2023
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Termination/Maturity(4)	Total Capacity	Total Outstanding(5)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$238,263	5.09% – 6.49%	5.73%	January 2025 – November 2027	$2,968,750	$205,367	$1,077,444
Student loan warehouse facilities	1,269,479	4.99% – 6.24%	5.59%	May 2025 – January 2027	3,730,000	1,044,682	2,095,046
Risk retention warehouse facilities(6)	18,423	5.99% – 5.99%	7.20%	October 2027 – October 2027	100,000	6,834	67,038
Revolving credit facility(7)		5.93%	6.02%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(8)		—%	0.43%	October 2026		428,022	1,111,972
Convertible senior notes, due 2029(9)		1.25%	1.75%	March 2029		862,500	—
Other financing(10)	193,835				220,391	—	—
Securitizations
Personal loan securitizations	170,588	2.04% – 2.04%	5.71%	September 2030 – May 2031		14,377	239,340
Student loan securitizations	78,622	3.09% – 3.73%	3.64%	August 2048 – August 2048		66,501	182,744
Total, before unamortized debt issuance costs, premiums and discounts						$3,114,283	$5,259,584
Less: unamortized debt issuance costs, premiums and discounts(11)						(21,591)	(26,168)
Total debt						$3,092,692	$5,233,416
_____________________
(1)As of December 31, 2024, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of December 31, 2024. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of December 31, 2024 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 40 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our consolidated statements of operations and comprehensive income (loss).
(3)Weighted average effective interest rates are calculated based on the interest rates in effect as of December 31, 2024 and include the amortization of debt issuance costs.
(4)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(5)There were $17.3 million of debt discounts issued during the year ended December 31, 2024.
(6)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(7)As of December 31, 2024, $12.3 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 18. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(8)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the years ended December 31, 2024, 2023 and 2022, total interest expense on the convertible notes was $2.7 million, $5.1 million and $5.1 million, respectively, and the effective interest rate was 0.43%, 0.43% and 0.42%, respectively, related to amortization of debt discount and issuance

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
costs. As of December 31, 2024 and December 31, 2023, unamortized debt discount and issuance costs were $3.3 million and $13.3 million, respectively, and the net carrying amount was $424.7 million and $1.1 billion, respectively.
(9)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the year ended December 31, 2024, total interest expense on the convertible notes was $12.3 million, which was composed of $8.7 million of contractual interest expense and $3.6 million of amortization of discounts and issuance costs; and the effective interest rate was 1.75%. As of December 31, 2024, unamortized debt discount and issuance costs were $18.3 million, and the net carrying amount was $844.2 million.
(10)Includes $51.2 million of loans and $142.6 million of investment securities pledged as collateral to secure $170.4 million of available borrowing capacity with the FHLB, of which $25.2 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 18. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
(11)As of December 31, 2024, $1.5 million of unamortized debt issuance costs related to revolving debt are reported in other assets in the consolidated balance sheets. As of December 31, 2023, both revolving and non-revolving unamortized debt issuance costs were presented as a reduction to debt in the consolidated balance sheets.
The total accrued interest payable on borrowings of $7.5 million and $11.2 million as of December 31, 2024 and 2023, respectively, was presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.
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
In March 2024, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 convertible notes to repurchase $600.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 72,621,879 shares of common stock. In August 2024, the Company entered into separate, privately negotiated repurchase agreements with a limited number of holders of the 2026 convertible notes to repurchase $84.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 10,591,795 shares of common stock. Following these repurchases, $428.0 million aggregate principal amount of the 2026 convertible notes remain outstanding. As of December 31, 2024, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock.
These transactions were determined to be an extinguishment of debt. The difference between the consideration used to repurchase the convertible notes and the carrying value of the convertible notes, less retirement of discount and issuance costs, resulted in a gain on extinguishment of $62.5 million and $14.6 million recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023, respectively.
We used a portion of the net proceeds from the October 2021 offering to fund the cost of entering into the 2026 capped call transactions. In connection with the March 2024 repurchase agreements, the Company entered into unwind agreements to terminate a portion of the 2026 capped call transactions. Refer to Note 13. Equity for additional detail.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Conversion
The convertible notes are convertible by the noteholders prior to the close of business on the business day immediately preceding April 15, 2026 if certain conditions related to the notes trading price or Company’s share price are met, there are certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption, each as set forth in the indenture. On and after April 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, the convertible notes are freely convertible by the noteholders. The conversion rate is 44.6150 shares of our common stock per $1,000 principal amount of convertible notes, which represents an initial conversion price of approximately $22.41 per share of our common stock.
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
We used a portion of the net proceeds from the March 2024 offering to fund the cost of entering into 2029 capped call transactions, as described in Note 13. Equity. The remainder of the net proceeds from the offering, together with cash on hand, were used (i) to pay expenses relating to this offering, (ii) to redeem Series 1 Preferred Stock and (iii) for general corporate purposes.
Conversion
The 2029 convertible notes are convertible by the noteholders prior to the close of business on the business day immediately preceding September 15, 2028 if certain conditions related to the notes trading price or Company’s share price are met, upon the occurrence of certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption, each as set forth in the indenture. On and after September 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2029 convertible notes are freely convertible by the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
noteholders. The conversion rate is 105.8089 shares of our common stock per $1,000 principal amount of 2029 convertible notes, which represents an initial conversion price of approximately $9.45 per share of our common stock.
During the three months ended December 31, 2024, a conditional conversion feature of the 2029 convertible notes was met. Specifically, the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. As a result of this condition being met, the 2029 convertible notes are convertible, in whole or in part, at the option of the holders from January 1, 2025 to March 31, 2025. Through February 24, 2025, no holder has elected to convert their notes. Whether the 2029 convertible notes will be convertible following March 31, 2025 will depend on the continued satisfaction of this conversion condition or another conversion condition in the future.
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
During the year ended December 31, 2024, we closed seven warehouse facilities which had an aggregate maximum available capacity of $2.0 billion, and closed two risk retention warehouse facilities. One warehouse facility matured and one risk retention warehouse facility matured. We did not open any warehouse facilities.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of December 31, 2024, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

December 31, 2024
2025	$—
2026	428,022
2027	—
2028	486,000
2029	862,500
Thereafter	—
Total	$1,776,522

Note 13. Equity

Temporary Equity
Pursuant to SoFi Technologies’ Certificate of Incorporation dated May 28, 2021, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“SoFi Technologies Preferred Stock”) and 100,000,000 shares of redeemable preferred stock having a par value of $0.0000025 per share (“SoFi Technologies Redeemable Preferred Stock”). The Company’s Board of Directors has the authority to issue SoFi Technologies Preferred Stock and SoFi Technologies Redeemable Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. The authorized shares of SoFi Technologies Redeemable Preferred Stock is inclusive of 4,500,000 shares of Series 1 redeemable preferred stock (“Series 1 Redeemable Preferred Stock”), which reflect the conversion on a one-for-one basis of shares of Social Finance Series 1 preferred stock in conjunction with the Business Combination. Shares of SoFi Technologies Series 1 Redeemable Preferred Stock that are redeemed, purchased or otherwise acquired by the Company will be canceled and may not be reissued by the Company. The Series 1 Redeemable Preferred Stock remained classified as temporary equity through redemption in May 2024 because the Series 1 Redeemable Preferred Stock was not fully controlled by the issuer, SoFi Technologies.
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
As of December 31, 2024, the Company has no shares of Series 1 Redeemable Preferred Stock outstanding.
During the years ended December 31, 2024, 2023 and 2022, the Series 1 preferred stockholders were entitled to dividends of $16,503, $40,425 and $40,425, respectively.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
par value of $0.0001 per share. As of December 31, 2024, the Company had 1,095,357,781 shares of common stock and no shares of non-voting common stock issued and outstanding.
The Company reserved the following common stock for future issuance:

	December 31,
	2024	2023
Outstanding stock options, restricted stock units and performance stock units	89,282,474	99,016,409
Possible future issuance under stock plans	81,764,571	45,384,011
Conversion of convertible notes(1)	19,096,202	49,610,631
Outstanding common stock warrants(2)	—	12,170,990
Total common stock reserved for future issuance	190,143,247	206,182,041
_____________________
(1)Represents the number of common stock issuable upon conversion of all convertible notes at the conversion rate in effect at the balance sheet date. As of December 31, 2024, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock, and the 2029 convertible notes were not convertible. See Note 12. Debt for additional information.
(2)All remaining unexercised common stock warrants expired in May 2024. As of December 31, 2024, the Company has no outstanding common stock warrants.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies, as discussed further in Note 21. Regulatory Capital. There were no dividends declared or paid to common stockholders during the years ended December 31, 2024, 2023 and 2022.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2022	$(1,351)	$(120)	$(1,471)
Other comprehensive income (loss) before reclassifications(1)	(7,545)	435	(7,110)
Amounts reclassified from AOCI into earnings	285	—	285
Net current-period other comprehensive income (loss)(2)	(7,260)	435	(6,825)
Balance at December 31, 2022	$(8,611)	$315	$(8,296)
Other comprehensive income before reclassifications(1)	6,238	677	6,915
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income(2)	6,410	677	7,087
Balance at December 31, 2023	$(2,201)	$992	$(1,209)
Other comprehensive income (loss) before reclassifications(1)	(7,324)	2	(7,322)
Amounts reclassified from AOCI into earnings	166	—	166
Net current-period other comprehensive income (loss)(2)	(7,158)	2	(7,156)
Balance at December 31, 2024	$(9,359)	$994	$(8,365)
_____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the years ended December 31, 2024, 2023 and 2022.
(2)There were no material tax impacts during any of the years presented.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 14. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Year Ended December 31,
	2024	2023	2022
Interest rate swaps(1)	$324,980	$(8,782)	$302,002
Interest rate caps(1)	(3,263)	(5,910)	8,680
Home loan pipeline hedges(1)	4,715	2,558	44,152
Derivative contracts to manage future loan sale execution risk	326,432	(12,134)	354,834
Interest rate swaps(2)	5,045	876	15,064
IRLCs(1)	(928)	1,576	(3,543)
Interest rate caps(1)	3,276	5,975	(8,583)
Credit derivatives(3)	(18,078)	—	—
Purchase price earn-out(1)(4)	—	9	1,094
Third party warrants(5)	90	78	(21)
Total	$315,837	$(3,620)	$358,845
_____________________
(1) Recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
(2) Represents gains (losses) on derivative contracts to manage securitization investment interest rate risk, which are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
(3) Represents gains (losses) on derivative contracts to manage credit risk associated with consumer loans, which are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
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
The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	December 31, 2024		December 31, 2023
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$288,062	$—	$2,208	$(1,347)
Interest rate caps	—	—	—	(3,276)
Home loan pipeline hedges	928	(43)	1	(1,328)
Total, gross	$288,990	$(43)	$2,209	$(5,951)
Derivative netting	(43)	43	(1,347)	1,347
Total, net(1)	$288,947	$—	$862	$(4,604)
_____________________
(1) We did not have a cash collateral requirement related to these instruments as of December 31, 2024 and December 31, 2023.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amount of derivative contracts outstanding:

	December 31,
	2024	2023
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$14,829,500	$12,491,000
Interest rate caps	—	405,000
Home loan pipeline hedges	228,000	226,000
Interest rate caps(1)	—	405,000
Interest rate swaps(2)	55,500	84,000
IRLCs(3)	216,707	126,388
Total	$15,329,707	$13,737,388
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 15. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	December 31, 2024				December 31, 2023
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in AFS debt securities(1)(2)	$273,652	$1,530,391	$—	$1,804,043	$527,711	$67,476	$—	$595,187
Asset-backed bonds(2)(3)	—	66,252	—	66,252	—	70,828	—	70,828
Residual investments(2)(3)	—	—	25,394	25,394	—	—	35,920	35,920
Loans at fair value(4)	—	66,928	26,215,332	26,282,260	—	66,198	22,056,057	22,122,255
Servicing rights	—	—	342,128	342,128	—	—	180,469	180,469
Third party warrants(5)(6)	—	—	540	540	—	—	630	630
Derivative assets(5)(7)(8)	—	288,990	—	288,990	—	2,209	—	2,209
IRLCs(5)(9)	—	—	1,227	1,227	—	—	2,155	2,155
Student loan commitments(5)(9)	—	—	6,042	6,042	—	—	5,465	5,465
Interest rate caps(5)(8)	—	—	—	—	—	3,269	—	3,269
Digital assets safeguarding asset(5)(10)	—	—	—	—	—	9,292	—	9,292
Total assets	$273,652	$1,952,561	$26,590,663	$28,816,876	$527,711	$219,272	$22,280,696	$23,027,679
Liabilities
Debt(11)	$—	$80,878	$—	$80,878	$—	$119,641	$—	$119,641
Residual interests classified as debt	—	—	609	609	—	—	7,396	7,396
Derivative liabilities(5)(7)(8)	—	43	—	43	—	5,951	—	5,951
Digital assets safeguarding liability(5)(10)	—	—	—	—	—	9,292	—	9,292
Total liabilities	$—	$80,921	$609	$81,530	$—	$134,884	$7,396	$142,280
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
(4)Home loans classified as Level 2 have observable pricing sources utilized by management. Personal loans, student loans and home loans classified as Level 3 do not trade in an active market with readily observable prices. Personal loans and home loans are presented within loans held for sale, at fair value, and student loans are presented within loans held for investment, at fair value. During the year ended December 31, 2023, we transferred $66,198 out of Level 3 into Level 2 relating to home loans due to an update to pricing sources utilized by third-party valuation specialists, as part of the integration of Wyndham.
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps and interest rate caps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of December 31, 2024 and December 31, 2023, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SOFR rate curve. These were determined to be observable inputs from active markets. Credit derivatives classified as Level 2 are valued using tradable credit default swap indices, which were determined to be observable inputs from active markets.
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
(11)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of December 31, 2024 and December 31, 2023, the unpaid principal related to debt measured at fair value was $85,160 and $128,619, respectively. For the years ended December 31, 2024, 2023 and 2022, losses from changes in fair value were $4,696, $2,969 and $586, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the years ended December 31, 2024 and 2023.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). During the year ended December 31, 2024, we had no transfers out of Level 3 and no transfers into Level 3. During the year ended December 31, 2023, we had transfers out of Level 3 of $66,198 and no transfers into Level 3.

	Fair Value at								Fair Value at
	January 1, 2024	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	Transfers Out of Level 3	December 31, 2024
Assets
Personal loans	$15,330,573	$(554,796)	$168,114	$(4,483,253)	$15,499,773	$(8,415,255)	$(12,760)	$—	$17,532,396
Student loans	6,725,484	48,209	2,053	(294,187)	3,780,752	(1,672,333)	7,390	—	8,597,368
Home loans	—	2,090	—	—	83,610	(210)	78	—	85,568
Loans at fair value(1)	22,056,057	(504,497)	170,167	(4,777,440)	19,364,135	(10,087,798)	(5,292)	—	26,215,332
Servicing rights(2)	180,469	6,280	6,316	(867)	281,006	(131,076)	—	—	342,128
Residual investments(3)	35,920	1,390	2,668	—	—	(14,584)	—	—	25,394
IRLCs(4)	2,155	8,766	—	—	—	(9,694)	—	—	1,227
Student loan commitments(4)	5,465	16,459	—	—	—	(15,882)	—	—	6,042
Third party warrants(5)	630	(90)	—	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(7,396)	(108)	—	—	—	6,895	—	—	(609)
Net impact on earnings		$(471,800)

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
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included elective repurchases of $165.3 million during the year ended December 31, 2024. There were no elective repurchases during the year ended December 31, 2023. Purchase activity included securitization clean-up calls of $39,936 during the year ended December 31, 2023. There were no securitization clean-up calls during the year ended December 31, 2024. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. During the year ended December 31, 2023, we had $66,198 of transfers out of Level 3 related to our home loans related to an update to pricing sources utilized by third-party valuation specialists. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, and securitizations, and within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
(2)For servicing rights, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
(3)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—loans and securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. Purchases of IRLCs during the year ended December 31, 2023 were associated with our acquisition of Wyndham. For year-to-date periods, amounts represent the summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
(5)For third party warrants, impacts on earnings are recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
(6)For purchase price earn out, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss).
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk was $73.3 million, $(26.6) million and $(49.5) million during the years ended December 31, 2024, 2023 and 2022, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	December 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	20.9% – 32.2%	26.0%	17.5% – 29.5%	23.2%
Annual default rate	4.4% – 51.2%	4.5%	4.5% – 50.4%	4.8%
Discount rate	5.3% – 7.4%	5.3%	5.5% – 8.1%	5.5%
Student loans
Conditional prepayment rate	8.6% – 11.9%	11.0%	8.4% – 12.6%	10.5%
Annual default rate	0.4% – 7.1%	0.7%	0.4% – 6.4%	0.6%
Discount rate	4.2% – 8.2%	4.4%	4.1% – 8.1%	4.3%
Home loans(1)
Conditional prepayment rate	6.7% – 23.6%	14.8%	n/m	n/m
Annual default rate	0.1% – 3.5%	0.6%	n/m	n/m
Discount rate	5.0% – 9.2%	7.5%	n/m	n/m
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	December 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.1% – 1.6%	0.2%	0.1% – 1.8%	0.2%
Conditional prepayment rate	7.5% – 36.7%	25.4%	17.9% – 35.5%	22.4%
Annual default rate	3.0% – 18.0%	4.5%	3.3% – 22.5%	4.7%
Discount rate	8.5% – 18.5%	9.4%	8.8% – 8.8%	8.8%
Student loans
Market servicing costs	0.1% – 0.3%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	7.6% – 18.1%	11.9%	10.9% – 15.3%	12.2%
Annual default rate	0.3% – 3.7%	0.8%	0.3% – 3.7%	0.6%
Discount rate	8.5% – 8.5%	8.5%	8.8% – 8.8%	8.8%
Home loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.2%
Conditional prepayment rate	5.0% – 25.0%	6.9%	5.6% – 24.0%	8.1%
Annual default rate	0.0% – 0.1%	0.1%	0.1% – 0.1%	0.1%
Discount rate	9.3% – 10.0%	9.3%	9.2% – 10.0%	9.3%
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	December 31,
	2024	2023
Market servicing costs
2.5 basis points increase	$(6,485)	$(6,176)
5.0 basis points increase	(13,014)	(12,351)
Conditional prepayment rate
10% increase	$(8,344)	$(5,189)
20% increase	(16,255)	(10,098)
Annual default rate
10% increase	$(662)	$(480)
20% increase	(1,319)	(921)
Discount rate
100 basis points increase	$(6,370)	$(4,674)
200 basis points increase	(12,344)	(9,054)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	December 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	11.0% – 32.7%	16.0%	12.2% – 28.3%	14.8%
Annual default rate	0.5% – 7.8%	1.8%	0.5% – 6.9%	1.4%
Discount rate	5.5% – 30.0%	8.6%	5.8% – 15.5%	8.7%
Residual interests classified as debt
Conditional prepayment rate	11.9% – 11.9%	11.9%	12.3% – 12.6%	12.4%
Annual default rate	1.0% – 1.0%	1.0%	0.7% – 0.7%	0.7%
Discount rate	10.3% – 10.3%	10.3%	10.0% – 10.3%	10.0%
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

	December 31, 2024		December 31, 2023
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	58.1% – 79.7%	71.8%	71.9% – 77.2%	76.3%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% - 95.0%	95.0%
_____________________
(1)The aggregate amount of student loans we committed to fund was $149,402 and $89,369 as of December 31, 2024 and December 31, 2023, respectively. See Note 14. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
Safeguarding Assets and Liabilities
The following table presents the significant digital assets held by our third-party custodians on behalf of our members as of December 31, 2023. We had no digital assets safeguarding liability or corresponding safeguarding asset as of December 31, 2024.

December 31, 2023
Bitcoin (BTC)	$5,425
Ethereum (ETH)	3,304
Ethereum Classic (ETC)	294
Litecoin (LTC)	198
Dogecoin (DOGE)	8
All other(1)	63
Digital assets safeguarding liability and corresponding safeguarding asset(2)	$9,292
___________________
(1)Includes 17 digital assets as of December 31, 2023, none of which were determined to be individually significant.
(2)Refer to Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for additional information about our digital assets activities.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets
Cash and cash equivalents(1)	$2,538,293	$2,538,293	$—	$—	$2,538,293
Restricted cash and restricted cash equivalents(1)	171,067	171,067	—	—	171,067
Loans at amortized cost(2)	1,246,458	—	—	1,274,080	1,274,080
Other investments(3)	109,417	—	109,417	—	109,417
Total assets	$4,065,235	$2,709,360	$109,417	$1,274,080	$4,092,857
Liabilities
Deposits(4)	$25,978,204	$—	$25,979,896	$—	$25,979,896
Debt(5)	3,011,814	1,994,381	1,742,884	—	3,737,265
Total liabilities	$28,990,018	$1,994,381	$27,722,780	$—	$29,717,161
December 31, 2023
Assets
Cash and cash equivalents(1)	$3,085,020	$3,085,020	$—	$—	$3,085,020
Restricted cash and restricted cash equivalents(1)	530,558	530,558	—	—	530,558
Loans at amortized cost(2)	836,159	—	—	864,312	864,312
Other investments(3)	83,551	—	83,551	—	83,551
Total assets	$4,535,288	$3,615,578	$83,551	$864,312	$4,563,441
Liabilities
Deposits(4)	$18,620,663	$—	$18,612,822	$—	$18,612,822
Debt(5)	5,113,775	955,306	4,024,516	—	4,979,822
Total liabilities	$23,734,438	$955,306	$22,637,338	$—	$23,592,644
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
(4)The fair values of our deposits without contractually defined maturities (such as demand and savings deposits) and our noninterest-bearing deposits approximate their carrying values. The fair value of our time-based deposits was determined using a discounted cash flow model based on interest rates currently offered for deposits of similar remaining maturities.
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The estimated fair value of our 2026 convertible notes was $453.5 million and $955.3 million as of December 31, 2024 and 2023, respectively. The estimated fair value of our 2029 convertible note was $1.5 billion as of December 31, 2024. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Investments in equity securities of $29,500 and $22,920 as of December 31, 2024 and 2023, respectively, which are presented within other assets in the consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $27,500 and $19,739 investment, as of December 31, 2024 and 2023, respectively, valued under the measurement alternative method.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 16. Share-Based Compensation

2011 Stock Option Plan
Prior to the Business Combination, the Company’s Amended and Restated 2011 Stock Option Plan (the “2011 Plan”) allowed the Company to grant shares of common stock to employees, non-employee directors and non-employee third parties. As of December 31, 2024, outstanding awards to non-employee third parties under the 2011 Plan were not material. The Company also had shares authorized under a stock plan assumed in a 2020 business combination, which were assumed by the 2011 Plan. Upon the closing of the Business Combination, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards may be granted under such plan. Awards outstanding under the 2011 Plan were assumed by SoFi Technologies upon the closing of the Business Combination and continue to be governed by the terms of the 2011 Plan.
2021 Stock Option and Incentive Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. Under the 2021 Plan, effective January 1, 2022, our Board of Directors authorized the issuance of an additional 8,937,242 shares. In the third quarter of 2022, the Company’s stockholders approved the amendment and restatement of the 2021 Stock Option and Incentive Plan (the “Amended and Restated 2021 Plan”), including a modification to the evergreen provision and an increase in the number of shares of common stock available for issuance under the plan. As of December 31, 2024, the Amended and Restated 2021 Plan includes an aggregate of 200,471,044 shares of common stock authorized for issuance of awards. The Amended and Restated 2021 Plan allows for the number of authorized shares to increase on the first day of each fiscal year beginning on January 1, 2023 and ending on and including January 1, 2030 equal to the lesser of (a) five percent of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (b) such smaller number of shares of common stock as determined by the Board of Directors. The Amended and Restated 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, RSUs (including PSUs), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
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
2024 Employee Stock Purchase Plan
In 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which authorized for issuance an aggregate of 16,589,650 shares of common stock. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 16,589,650 shares of Common Stock, 1% of the outstanding number of shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the 2024 ESPP administrator.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Share-based compensation expense related to stock options, RSUs, PSUs and ESPP is presented within the following line items in the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
Technology and product development	$86,170	$91,400	$77,674
Sales and marketing	21,743	26,783	24,176
Cost of operations	13,462	10,662	17,837
General and administrative	124,777	142,371	186,307
Total	$246,152	$271,216	$305,994
Compensation and Benefits
Total compensation and benefits, inclusive of share-based compensation expense, was $927,258, $894,720 and $830,298 for the years ended December 31, 2024, 2023 and 2022, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive income (loss).
Stock Options
The terms of the stock option grants, including the exercise price per share and vesting periods, are determined by our Board of Directors. At the discretion and determination of our Board of Directors, the 2021 Amended and Restated Plan allows for stock options to be granted that may be exercised before the stock options have vested. The 2011 Plan, which continues to govern awards outstanding under that plan that were assumed by SoFi Technologies upon the closing of the Business Combination, had a similar provision.
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
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2024	17,896,732	$7.70	3.8
Exercised	(3,070,270)	6.97
Expired	(15,860)	6.09
Outstanding as of December 31, 2024	14,810,602	$7.85	3.1
Exercisable as of December 31, 2024	14,810,602	$7.85	3.1

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $16.9 million, $5.6 million and $15.0 million, respectively. As of December 31, 2024, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $111.8 million and $111.8 million, respectively.
As of December 31, 2024, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. For employees hired during 2024, new hire RSU grants typically vest between 12.5% to 16.7% on

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 10- to 14-quarter period. For employees hired during 2023, new hire RSU grants typically vest between 12.5% to 25% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 6- to 14-quarter period. For employees hired during 2022, new hire RSU grants typically vest 12.5% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 14-quarter period. For employees hired before January 1, 2022, new hire RSU grants typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. RSUs have been issued under other vesting schedules, including grants to existing employees. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	64,879,496	$7.95
Granted	43,920,758	7.94
Vested(1)	(35,609,258)	8.14
Forfeited	(12,767,627)	8.22
Outstanding as of December 31, 2024	60,423,369	$7.77
_____________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $290.0 million, $282.6 million, and $249.9 million, respectively.
The weighted average grant date fair value of RSUs issued during the years ended December 31, 2023 and 2022 was $6.51 and $7.32, respectively. As of December 31, 2024, there was $430.5 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.2 years.
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. During 2021 and 2023, we granted PSUs that will vest, if at all, on a graded basis during the four-year period commencing on May 28, 2022, subject to the achievement of specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, now that we are a bank holding company, maintaining certain minimum standards applicable to bank holding companies. In the event of a Sale Event (as defined in the 2021 Amended and Restated Plan), the awards may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions. During 2024, we granted PSUs, that will vest, if at all, at the conclusion of a three-year measurement period, subject to the achievement of specific performance goals, such as absolute growth in tangible book value, total risk weighted capital ratio, and relative total shareholder return.
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	16,240,181	$10.29
Granted	726,217	9.17
Forfeited	(2,917,895)	7.51
Outstanding as of December 31, 2024	14,048,503	$10.81
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted:

Input	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Risk-free interest rate	4.5%	1.6%	1.6%
Expected volatility	73.0%	37.7%	37.7%
Fair value of common stock	$8.02	$12.06	$12.06
Dividend yield	—%	—%	—%
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
The weighted average grant date fair value of PSUs issued during the years ended December 31, 2023 and 2022 was $3.36 and $3.71, respectively.
As of December 31, 2024, there was $7.1 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.0 years.
Employee Stock Purchase Plan
Our ESPP provides permitted eligible employees the right to purchase shares of the Company's common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of the Company's common stock on either the first or last day of each six-month offering period (i.e. a 15% discount). The ESPP does not include post-purchase holding requirements and does not include certain features that could trigger modification, such as increases to contribution rates, resets, and rollovers. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of shares.
Compensation expense for the ESPP relates to the 15% discount and is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes Model and compensation expense is recognized over the offering period. The first offering period was initiated in December 2024.
The table below presents the fair value assumptions used for the period indicated:

Input	Year Ended December 31, 2024
Risk-free interest rate	4.3%
Expected term (in years)	0.5
Expected volatility	49.6%
Fair value of common stock	$15.57
Dividend yield	—%
Our use of a Black-Scholes Model requires the use of subjective assumptions:
•Risk-free interest rate — Based on the U.S. Treasury rate at the time of grant commensurate with the offering period.
•Expected term — Based on the 6-month offering period and corresponding purchase period.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
•Expected volatility — Based on the historical volatility at the offering date, over a historical period equal to the expected term.
•Fair value of common stock — Based on the closing stock price on the date of grant (first day of offering period).
•Dividend yield — We assumed no dividend yield because we have historically not paid out dividends to common stockholders.
As of December 31, 2024, there was $3.8 million of unrecognized compensation cost related to the ESPP over the remaining six-month offering period, ending in June 2025.

Note 17. Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Domestic	$292,326	$(131,899)	$(299,751)
Foreign(1)	(58,981)	(169,259)	(18,970)
Income (loss) before income taxes	$233,345	$(301,158)	$(318,721)
_________________
(1)Foreign loss before income taxes for the year ended December 31, 2023 reflects the impact of goodwill impairment losses related to the Technisys reporting unit.
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current tax expense:
U.S. federal	$6,894	$5,842	$—
U.S. state and local	12,552	8,640	4,275
Foreign	2,151	930	909
Total current tax expense	21,597	15,412	5,184
Deferred tax expense (benefit):
U.S. federal	(127,239)	—	—
U.S. state and local	(98,556)	(115)	543
Foreign	(61,122)	(15,713)	(4,041)
Total deferred tax benefit	(286,917)	(15,828)	(3,498)
Income tax expense (benefit)	$(265,320)	$(416)	$1,686
The income tax benefit for the year ended December 31, 2024 was $265.3 million, primarily due to the release in the fourth quarter of a $258.4 million valuation allowance against certain deferred tax assets based on our reassessment of their realizability. The timing of this valuation allowance release was primarily due to our cumulative income combined with projections of continued profitability. Management defines cumulative income as the most recent three years of pre-tax income when adjusted for certain non-recurring, non-taxable, or non-deductible transactions.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The table below presents a reconciliation of the expected income tax benefit at the statutory federal income tax rate to the income tax expense (benefit) at the effective income tax rate:

	Year Ended December 31,
	2024	2023	2022
Expected income tax expense (benefit) at federal statutory rate	$49,002	$(63,243)	$(66,944)
Non-deductible compensation expense(1)	10,786	15,579	23,100
Share-based compensation	6,071	554	19,811
Tax credits(2)	(20,363)	(22,249)	(12,496)
State and local income taxes, net of federal benefit	(66,027)	6,725	4,591
Valuation allowance for deferred tax assets	(239,787)	14,461	27,101
Goodwill impairment	—	51,907	—
Other	(5,002)	(4,150)	6,523
Income tax expense (benefit)	$(265,320)	$(416)	$1,686
Effective tax rate	(113.70)%	0.14%	(0.53)%
_________________
(1)Reflects the impact of applying Section 162(m), which prohibits deduction of certain excess employee compensation to certain “covered employees”.
(2)Primarily relates to research and development tax credits.

The table below presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at beginning of year	$29,687	$23,730	$6,972
Gross increases – tax positions in prior period	2,957	493	10,944
Gross decreases – tax positions in prior period	(1,257)	(27)	(98)
Gross increases – tax positions in current period	5,086	5,491	6,236
Lapse of statute of limitations	(238)	—	(324)
Unrecognized tax benefits at end of year	$36,235	$29,687	$23,730

As of December 31, 2024, 2023, and 2022 unrecognized tax benefits of $32.4 million, $7.5 million and $6.8 million, respectively, if recognized, would affect our effective tax rate in a future period. We expect to continue to accrue unrecognized tax benefits for certain recurring tax positions; however, we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Interest and penalties recorded during the years ended December 31, 2024, 2023 and 2022 were immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The table below presents the significant components of the Company’s net deferred taxes:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$192,819	$236,492
Tax credits	91,913	77,395
Capitalized research and software expenditures	60,496	38,451
Operating lease liabilities	18,032	21,554
Share-based compensation	14,242	24,730
Accruals and other	63,480	20,913
Gross deferred tax assets	440,982	419,535
Valuation allowance	(30,653)	(345,611)
Total deferred tax assets	$410,329	$73,924
Deferred tax liabilities:
Servicing rights	$(87,946)	$(49,202)
Intangible assets	(51,878)	(42,261)
Operating lease ROU assets	(15,509)	(18,790)
Other	(7,940)	(3,900)
Total deferred tax liabilities	(163,273)	(114,153)
Deferred tax assets (liabilities), net	$247,056	$(40,229)
The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended December 31, 2022
Deferred tax asset valuation allowance	$266,448	$37,536	$14,426	$—	$318,410
Year Ended December 31, 2023
Deferred tax asset valuation allowance	318,410	27,201	—	—	345,611
Year Ended December 31, 2024
Deferred tax asset valuation allowance	345,611	4,800	—	(319,758)	30,653
In connection with recording deferred taxes, management assesses the likelihood that deferred tax assets are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts and circumstances. Management reviews all evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are realizable. Examples of positive or negative evidence include cumulative income, projections of future profitability, future reversal of deferred tax liabilities, history of U.S. federal and material state tax attributes expiring unused, as well as tax planning strategies. Management defines cumulative income as the most recent three years of pre-tax income when adjusted for certain non-recurring, non-taxable, or non-deductible transactions. Generally, the weight we give to any particular factor is dependent upon the degree to which it can be objectively verified. As a result, we give greater weight to the recent cumulative income of a relevant jurisdiction than other more subjective factors.
During 2024, the valuation allowance decreased by $315.0 million, of which $258.4 million related to our fourth quarter assessment in which management concluded that cumulative income combined with projections of future profitability provided substantial positive evidence that outweighs the negative evidence to support the realization of certain of the Company's deferred tax assets, primarily related to U.S. and certain state jurisdictions. As a result, during the fourth quarter of

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
2024, the Company released $258.4 million of its valuation allowance. We continue to maintain a valuation allowance of $30.7 million, in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.
During 2023, and 2022, we maintained a full valuation allowance against our net deferred tax assets, in applicable jurisdictions, increasing our valuation allowance by $27.2 million and $37.5 million, respectively.
Net operating loss carryforwards by jurisdiction:
As of December 31, 2024, the Company had federal, state, and foreign net operating loss carryforwards (prior to the application of statutory tax rates) of approximately $505.1 million, $1.2 billion and $126.1 million, respectively. Federal and foreign net operating loss carryforwards of approximately $485.2 million and $74.8 million, respectively, carry forward indefinitely, while the remaining federal and foreign net operating loss carryforwards primarily start expiring in 2043. Most state net operating loss carryforwards are limited and primarily begin expiring in 2042. The carryforwards, net of the valuation allowance for certain states, are expected to be fully utilized prior to expiration. Additionally, as of December 31, 2024, the Company had federal and state research and development credit carryforwards of $86.0 million and $32.5 million, respectively. The federal research credit carryforwards will expire beginning in 2036 and the state research credits will expire beginning in 2031.
The Company files a federal income tax return in the United States and also files in various state and foreign jurisdictions. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2011
California	2012
A portion of our foreign operations benefit from tax holidays. However, due to loss carryforwards, tax holidays do not result in any material cash tax benefits for any period presented. We qualify for a tax holiday in Argentina by fulfilling certain requirements of the “Regime for the Promotion of the Knowledge Economy (Law 27,506)”. The regime is in effect from January 1, 2020, through December 31, 2029. An annual application process is required for approval and to continue to qualify for the holiday. The regime reduces the statutory federal income tax rate from 35% to 28%.

Note 18. Commitments, Guarantees, Concentrations and Contingencies

Commitments
As of December 31, 2024, we had $685.6 million in financial commitments outstanding related to sponsorship, advertising, and cloud computing agreements under which we are required to make payments over the life of the agreements ranging from one to 15 years.
We made payments related to these commitments totaling $80.8 million, $67.3 million and $50.8 million during the years ended December 31, 2024, 2023 and 2022, respectively. Amounts payable in future periods are as follows:

December 31, 2024
2025	$99,419
2026	76,738
2027	56,464
2028	53,260
2029	41,271
Thereafter	358,478
Total	$685,630

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
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of December 31, 2024, we funded $6.0 million of loans, which are presented within loans held for investment, at amortized cost in the consolidated balance sheets, and had $19.0 million of the total $25.0 million commitment outstanding.
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
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees. First, we issue financial guarantees to GSEs on loans that we sell to GSEs, which manifest as repurchase requirements if it is later discovered that loans sold to a GSE do not meet their guidelines. We have a three-year repurchase obligation from the time of origination to buy back originated loans that do not meet GSE guidelines, and we are required to pay the full initial purchase price back to the GSE. We recognize a liability for the full amount of expected loan repurchases, which we estimate based on historical repurchase activity for similar types of loans and assess whether adjustments to our historical loss experience are required based on current

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
conditions and forecasts of future conditions, as appropriate, as our exposure under the guarantee is typically short-term in nature. The liability we record is equal to what we expect to buy back. Second, we make standard representations and warranties related to other loan transfers, breaches of which would require us to repurchase the transferred loans. Finally, we have limited repurchase obligations for certain loan transfers associated with credit-related events, such as early prepayment or events of default within 90 days after origination. In the event of a repurchase, we are typically required to pay the purchase price of the loans transferred.
As of December 31, 2024, and 2023, we accrued liabilities within accounts payable, accruals and other liabilities in the consolidated balance sheets of $11.9 million and $5.9 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, and securitizations in the consolidated statements of operations and comprehensive income (loss) or within noninterest income - loan platform fees in the consolidated statements of operations and comprehensive income (loss) in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business. As of December 31, 2024 and 2023, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $12.5 billion and $6.7 billion, respectively.
As of December 31, 2024 and 2023, we had a total of $5.6 million and $6.4 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million and $1.3 million of our cash as of December 31, 2024 and 2023, respectively, which is included within restricted cash and restricted cash equivalents in the consolidated balance sheets.
As of December 31, 2024 and 2023, we had a total of $25.2 million and $27.2 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of December 31, 2024 and 2023, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.
Retirement Plans
We have a 401(k) plan that covers all U.S. employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 100% of eligible compensation up to the annual maximum as determined by the IRS. Our contributions to the plan are discretionary. We have not made any contributions to the plan to date.

Note 19. Earnings (Loss) Per Share

Series 1 Redeemable Preferred Stock has preferential cumulative dividend rights. To calculate net income (loss) attributable to common stockholders for each period presented, we adjust the numerator for basic and diluted EPS for the impact of the contractual amount of dividends payable to holders of Series 1 Redeemable Preferred Stock and the impact of redemption activity, if applicable. In May 2024, the Company redeemed all Series 1 Redeemable Preferred Stock outstanding. See Note 13. Equity for additional information.
Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted EPS is computed by dividing net income (loss) attributable to common stockholders, as adjusted for activity related to convertible notes, net of tax, if dilutive and applicable, by the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive potential common shares. These potential common shares relate to (i) contingently issuable shares including PSU awards which require future service as a condition of delivery of the underlying common stock as determined using contingently issuable share guidance, (ii) outstanding RSUs, options, warrants and shares issuable under the ESPP as determined using the treasury stock method, and (iii) shares issuable upon conversion of convertible

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
notes as determined using the if-converted method. The adjustment for convertible notes reflects the conversion price at the end of the reporting period. We excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted EPS in the periods where their inclusion would have been anti-dilutive.
The calculations of basic and diluted earnings (loss) per share were as follows:

	Year Ended December 31,
($ and shares in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income (loss)	$498,665	$(300,742)	$(320,407)
Less: Redeemable preferred stock dividends	(16,503)	(40,425)	(40,425)
Less: Redeemable preferred stock redemptions, net(1)	(3,026)	—	—
Net income (loss) attributable to common stockholders – basic	$479,136	$(341,167)	$(360,832)
Plus: Dilutive effect of convertible notes, net(2)	(44,360)	—	—
Net income (loss) attributable to common stockholders – diluted(2)	$434,776	$(341,167)	$(360,832)
Denominator:
Weighted average common stock outstanding – basic	1,050,219	945,024	900,886
Convertible notes(3)	33,973	—	—
Unvested RSUs	14,405	—	—
Common stock options	2,793	—	—
Weighted average common stock outstanding – diluted	1,101,390	945,024	900,886
Earnings (loss) per share – basic	$0.46	$(0.36)	$(0.40)
Earnings (loss) per share – diluted(2)	$0.39	$(0.36)	$(0.40)
____________________
(1)In May 2024, we redeemed all outstanding Series 1 Redeemable Preferred Stock. The premium of $3,026 for the excess of the amount paid upon redemption over the carrying value of redeemable preferred stock at the time of exercise is considered to be akin to a dividend, and as such is deducted from net income (loss) to determine the net income (loss) attributable to common stockholders. See Note 13. Equity for additional information.
(2)For the year ended December 31, 2024, diluted earnings per share of $0.39 and diluted net income attributable to common stockholders of $434,776 exclude gain on extinguishment of debt, net of tax, as well as interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method.
(3)For the year ended December 31, 2024, includes incremental dilutive shares from 2026 convertible notes and 2029 convertible notes.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive. For the year ended December 31, 2023 and December 31, 2022, all elements were excluded from our calculation of diluted EPS as there were no earnings attributable to common stockholders, and amounts reflect the number of instruments outstanding at the end of the period.

	Year Ended December 31,
(Shares in thousands)	2024	2023	2022
Unvested RSUs(1)	14,985	64,879	69,538
Common stock options(1)	6,658	17,897	18,750
Unvested PSUs	14,049	16,240	19,564
ESPP	59	—	—
Contingent common stock(2)	46	46	6,306
Convertible notes	—	49,611	53,538
Common stock warrants(3)	—	12,171	12,171
____________________
(1)Amounts reflect weighted average instruments outstanding for the year ended December 31, 2024.
(2)Represents contingently returnable common stock in connection with the Technisys Merger, which consists of shares that continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi. These shares were issued in 2022 and partially released in 2023. See Note 2. Business Combinations for additional information.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(3)All remaining unexercised common stock warrants expired in May 2024. As of December 31, 2024, the Company has no outstanding common stock warrants.

Note 20. Business Segment and Geographic Information

Segment Organization and Reporting Framework
We have three reportable segments: Lending, Technology Platform and Financial Services. Each of our reportable segments is a strategic business unit that serves specific needs of our members based on the products and services provided. The segments are based on the manner in which management views the financial performance of the business. The reportable segments also reflect our organizational structure. Each segment has a segment manager who reports directly to the CODM. Our CODM is the company’s chief executive officer. The CODM has ultimate authority and responsibility over resource allocation decisions and performance assessment.
The operations of acquired businesses have been integrated into, or managed as part of, our existing reportable segments. Activities that are not part of a reportable segment, such as management of our corporate investment portfolio and asset/liability management by our centralized treasury function (as further discussed below), are included in our Corporate/Other segment.
Contribution profit (loss) is the measure of segment profit and loss reviewed by the CODM. Contribution profit (loss) is used by the CODM to evaluate segment performance and make decisions about funding our operations and allocating resources, primarily through periodic segment performance reviews. Contribution profit (loss) is defined as total net revenue for each reportable segment less:
•fair value changes in servicing rights and residual interests classified as debt that are attributable to assumption changes, which impact the contribution profit within the Lending segment. These fair value changes are non-cash in nature and are not realized in the period; therefore, they do not impact the amounts available to fund our operations; and
•expenses directly attributable to the corresponding reportable segment. Directly attributable expenses are the significant expenses of each of our respective segments, and primarily include compensation and benefits, direct advertising and lead generation, and vary based on the amount of activity within each segment. Directly attributable expenses also include loan origination and servicing expenses, professional services, product fulfillment, and occupancy-related costs. Expenses are attributed to the reportable segments using either direct costs of the segment or labor costs that can be attributed based upon the allocation of employee time for individual products.
•the provision for credit losses which primarily relates to the financial services segment.
We apply an FTP framework to attribute net interest income to our business segments based on their usage and/or provision of funding, implemented beginning in the first quarter of 2022. The primary objective of the FTP framework is to transfer interest rate risk from the business segments by providing matched duration of funding of assets and liabilities to allocate interest income and interest expense to each segment. Therefore, the financial impact, management and reporting of interest rate risk is centralized in Corporate/Other, where it is monitored and managed. Under the FTP framework, treasury provides a funds credit for sources of funds, such as deposits, and a funds charge for the use of funds, such as loans and credit cards. The process for determining FTP credits and charges is based on a number of factors and assumptions, including prevailing market interest rates, the expected duration of interest-earning and interest-bearing assets and liabilities, contingent risks and behaviors, and our broader funding profile. As the durations of assets and liabilities are typically not perfectly matched, the residual impact of the FTP framework is reflected within Corporate/Other. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in further refinements or changes to the framework in future periods. The application of the FTP framework impacts the measure of net interest income and, thereby, total net revenue and contribution profit (loss) for our reportable segments, as well as the total net revenue of Corporate/Other, but has no impact on our consolidated results of operations.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Information
Lending. The Lending segment includes our personal loan, student loan and home loan products and the related servicing activities. We also provide servicing in support of our Loan Platform Business on loans originated on behalf of third-party partners and servicing rights assumed from third parties. Revenues in the Lending segment are driven by changes in the fair value of our whole loans and securitization interests (inclusive of our economic hedging activities), gains or losses recognized on transfers that meet the true sale requirements, and our servicing-related activities, which mainly consist of servicing fees and the changes in our servicing assets over time. In our Lending segment, we also earn the difference between interest income earned on our loans and interest expense as determined using the FTP framework.
Technology Platform. The Technology Platform segment includes: (i) technology products and solutions revenue, which is primarily related to our integrated technology platform as a service through Galileo, which provides the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features, (ii) beginning in March 2022, revenue earned by Technisys, which expanded our segment to include a cloud-native digital and core banking platform offering and which results in the sale of software licenses and associated services, including implementation and maintenance, and (iii) beginning in the third quarter of 2023, interest income earned on segment cash balances, for which prior period amounts were determined to be immaterial. Our CODM considers contribution profit in evaluating the performance of our Technology Platform segment and making resource allocation decisions. See Note 2. Business Combinations for additional information on the Technisys Merger.
Financial Services. The Financial Services segment includes: (i) our SoFi Money product, primarily inclusive of checking and savings accounts which provide members with a digital banking experiences, as well as cash management accounts, (ii) SoFi Invest product which provides investment features and financial planning services, (iii) SoFi Credit Card products, (iv) our Loan Platform Business, through which we provide lending related services and includes activity through which third-party partners leverage our end-to-end origination and servicing platform to acquire loans within their credit specifications on a fee per loan basis, referred loans originated by a third-party partner to which we provide pre-qualified borrower referrals, and certain loans associated with our Lantern financial services marketplace platform, developed to help applicants that do not qualify for SoFi products and small business owners to seek alternative products from other providers, (v) SoFi Relay personal finance management product and (vi) other financial services, such as a product comparison experience through Lantern and content for other financial services institutions, employers and our members.
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
Corporate/Other. Corporate/Other includes net revenues associated with corporate functions that are not directly related to a reportable segment. Beginning in the first quarter of 2022, net interest income (expense) within Corporate/Other reflects the residual impact from FTP charges and FTP credits allocated to our reportable segments under our FTP framework. These non-segment net revenue (loss) also include interest income earned on corporate cash balances, nonrecurring income on certain investments from available cash on hand, such as our investments in AFS debt securities (which investments are not interconnected with our core business lines and, thereby, reportable segments), noninterest income related to gains and losses on extinguishment of corporate borrowings including our convertible notes, and interest expense on other corporate borrowings, such as our revolving credit facility and the amortization of debt issuance costs and original issue discount on our convertible notes.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit (loss), for each reportable segment. The following tables also reconcile reportable segments total contribution profit (loss) to consolidated income (loss) before income taxes. Directly attributable expenses are the significant expenses of each of our respective segments relative to those regularly provided to our CODM. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

Year Ended December 31, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$1,207,226	$2,158	$573,422	$1,782,806	$(66,325)	$1,716,481
Noninterest income(2)	277,996	393,020	248,089	919,105	39,273	958,378
Total net revenue (loss)	$1,485,222	$395,178	$821,511	$2,701,911	$(27,052)	$2,674,859
Provision for credit losses(3)	—	—	(31,659)	(31,659)
Servicing rights – change in valuation inputs or assumptions(4)	(6,280)	—	—	(6,280)
Residual interests classified as debt – change in valuation inputs or assumptions(5)	108	—	—	108
Directly attributable expenses(6):
Compensation and benefits	(126,394)	(152,158)	(137,097)
Direct advertising	(218,566)	—	(36,729)
Lead generation	(149,481)	—	(50,325)
Loan origination and servicing costs	(51,415)	—	—
Product fulfillment	—	(58,247)	(73,194)
Tools and subscriptions	—	(28,081)	—
Member incentives	—	—	(80,837)
Professional services	(11,957)	(12,088)	(22,972)
Intercompany technology platform expenses	(2,706)	—	(23,924)
Other	(27,988)	(17,649)	(57,767)
Directly attributable expenses	(588,507)	(268,223)	(482,845)	(1,339,575)
Contribution profit	$890,543	$126,955	$307,007	$1,324,505

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Year Ended December 31, 2023	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$960,773	$1,514	$334,847	$1,297,134	$(35,394)	$1,261,740
Noninterest income (expense)(2)	409,848	350,826	101,668	862,342	(1,293)	861,049
Total net revenue (loss)	$1,370,621	$352,340	$436,515	$2,159,476	$(36,687)	$2,122,789
Provision for credit losses(3)	—	—	(54,945)	(54,945)
Servicing rights – change in valuation inputs or assumptions(4)	(34,700)	—	—	(34,700)
Residual interests classified as debt – change in valuation inputs or assumptions(5)	425	—	—	425
Directly attributable expenses(6):
Compensation and benefits	(119,266)	(151,041)	(125,143)
Direct advertising	(183,885)	—	(44,347)
Lead generation	(115,388)	—	(36,447)
Loan origination and servicing costs	(46,241)	—	—
Product fulfillment	—	(47,731)	(49,829)
Tools and subscriptions	—	(26,384)	—
Member incentives	—	—	(54,616)
Professional services	(9,592)	(13,230)	(12,719)
Intercompany technology platform expenses	(948)	—	(12,961)
Other	(37,753)	(19,168)	(45,770)
Directly attributable expenses	(513,073)	(257,554)	(381,832)	(1,152,459)
Contribution profit (loss)	$823,273	$94,786	$(262)	$917,797

Year Ended December 31, 2022	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$531,480	$—	$92,574	$624,054	$(39,958)	$584,096
Noninterest income (expense)(2)	608,511	315,133	75,102	998,746	(9,307)	989,439
Total net revenue (loss)	$1,139,991	$315,133	$167,676	$1,622,800	$(49,265)	$1,573,535
Provision for credit losses(3)	—	—	(54,332)	(54,332)
Servicing rights – change in valuation inputs or assumptions(4)	(39,651)	—	—	(39,651)
Residual interests classified as debt – change in valuation inputs or assumptions(5)	6,608	—	—	6,608
Directly attributable expenses(6):
Compensation and benefits	(103,996)	(143,843)	(110,288)
Direct advertising	(178,263)	—	(36,660)
Lead generation	(87,716)	—	(30,418)
Loan origination and servicing costs	(41,535)	—	—
Product fulfillment	—	(39,237)	(33,713)
Tools and subscriptions	—	(21,745)	—
Member incentives	—	—	(45,923)
Professional services	(6,649)	(11,460)	(4,590)
Intercompany technology platform expenses	—	—	(4,600)
Other	(24,786)	(22,335)	(46,578)
Directly attributable expenses	(442,945)	(238,620)	(312,770)	(994,335)
Contribution profit (loss)	$664,003	$76,513	$(199,426)	$541,090

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
_____________________
(1)Within the Technology Platform segment, intercompany fees were $36,765, $22,199 and $7,604 for the years ended December 31, 2024, 2023 and 2022, respectively. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
(2)Refer to Note 3. Revenue for a reconciliation of revenue from contracts with customers to total noninterest income (expense).
(3)In the fourth quarter of 2024, we made a presentation change to present the provision for credit losses below total net revenue and above total noninterest expense, from its previous presentation within total noninterest expense. Respective prior period amounts were recast to conform to the current period presentation.
(4)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. These non-cash charges, which are recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss), are unrealized during the period and, therefore, have no impact on our cash flows from operations.
(5)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated securitization VIEs by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss). These residual debt obligations are measured at fair value on a recurring basis, but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business.
(6)The significant expense categories and amounts presented align with the segment-level information that is regularly provided to the CODM. Other expenses for our Lending segment primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs, and third-party loan fraud (net of related insurance recoveries). Other expenses for our Technology platform are primarily related to travel and occupancy-related costs, advertising and marketing, and accounts receivable write-offs. Other expenses for our Financial Services segment primarily include operational product losses, third party fraud expense, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.

The following table reconciles reportable segments total contribution profit to consolidated income (loss) before income taxes. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Year Ended December 31,
	2024	2023	2022
Reportable segments total contribution profit	$1,324,505	$917,797	$541,090
Corporate/Other total net revenue (loss)	(27,052)	(36,687)	(49,265)
Intercompany expenses	36,765	22,199	7,604
Servicing rights – change in valuation inputs or assumptions	6,280	34,700	39,651
Residual interests classified as debt – change in valuation inputs or assumptions	(108)	(425)	(6,608)
Not allocated to segments:
Share-based compensation expense	(246,152)	(271,216)	(305,994)
Employee-related costs(1)	(288,767)	(250,326)	(184,764)
Depreciation and amortization expense	(203,498)	(201,416)	(151,360)
Goodwill impairment expense	—	(247,174)	—
Other corporate and unallocated(2)	(368,628)	(268,610)	(209,075)
Income (loss) before income taxes	$233,345	$(301,158)	$(318,721)
_____________________
(1)Includes expenses related to compensation, benefits, restructuring charges, recruiting, certain occupancy-related costs and various travel costs of executive management, certain technology groups and general and administrative functions that are not directly attributable to the reportable segments.
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

	Year Ended December 31,
	2024	2023	2022
United States	$2,576,456	$2,028,112	$1,504,680
All foreign countries	98,403	94,677	68,855
Total net revenue	$2,674,859	$2,122,789	$1,573,535

	December 31,
	2024	2023
United States	$35,299,444	$29,133,417
All foreign countries	951,507	941,441
Total assets	$36,250,951	$30,074,858

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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of December 31, 2024, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of December 31, 2024, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The risk- and leverage-based capital ratios and amounts are presented below:

	December 31, 2024		December 31, 2023
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$4,352,537	17.3%	$3,331,616	17.3%	7.0%	6.5%
Tier 1 risk-based capital	4,352,537	17.3%	3,331,616	17.3%	8.5%	8.0%
Total risk-based capital	4,398,944	17.5%	3,386,105	17.6%	10.5%	10.0%
Tier 1 leverage	4,352,537	14.4%	3,331,616	15.0%	4.0%	5.0%
Risk-weighted assets	25,207,621		19,244,841
Quarterly adjusted average assets	30,159,786		22,273,285
SoFi Technologies
CET1 risk-based capital	$4,457,212	16.0%	$3,439,969	15.0%	7.0%	n/a
Tier 1 risk-based capital	4,457,212	16.0%	3,439,969	15.0%	8.5%	n/a
Total risk-based capital	4,503,618	16.2%	3,494,458	15.3%	10.5%	n/a
Tier 1 leverage	4,457,212	13.4%	3,439,969	12.8%	4.0%	n/a
Risk-weighted assets	27,859,577		22,883,185
Quarterly adjusted average assets	33,234,724		26,782,318
___________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
As of December 31, 2024 and December 31, 2023, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since December 31, 2024 that management believes would change the categorization.

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
SoFi Technologies, Inc.
Condensed Balance Sheets
(Parent Company Only)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$30,760	$201
Intercompany receivables	616,686	9,245
Investments in subsidiaries	6,520,671	6,407,596
Goodwill	590,539	590,539
Intangible assets	146,454	180,240
Other assets	401,015	250
Total assets	$8,306,125	$7,188,071
Liabilities, temporary equity and permanent equity
Liabilities:
Accounts payable, accruals and other liabilities	$26,061	$50,296
Debt	1,754,930	1,582,789
Total liabilities	1,780,991	1,633,085
Temporary equity(1):
Redeemable preferred stock, $0.00 par value: 100,000,000 and 100,000,000 shares authorized; — and 3,234,000 shares outstanding as of December 31, 2024 and 2023, respectively	—	320,374
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,095,357,781 and 975,861,793 shares issued and outstanding as of December 31, 2024 and 2023, respectively(2)	109	97
Additional paid-in capital	7,838,988	7,039,987
Accumulated other comprehensive loss	(8,365)	(1,209)
Accumulated deficit	(1,305,598)	(1,804,263)
Total permanent equity	6,525,134	5,234,612
Total liabilities, temporary equity and permanent equity	$8,306,125	$7,188,071
_______________
(1)Redemption amount was $323,400 as of December 31, 2023.
(2)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2024 and 2023.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Parent Company Only)

	Year Ended December 31,
	2024	2023	2022
Interest income	$10,058	$—	$—
Interest expense	48,788	28,258	5,075
Net interest expense	(38,730)	(28,258)	(5,075)
Noninterest income	62,279	14,832	—
Total net revenue (loss)	23,549	(13,426)	(5,075)
Noninterest expense	50,487	169,971	42,114
Loss before income taxes	(26,938)	(183,397)	(47,189)
Income tax benefit	399,862	10,696	—
Income (loss) before equity in loss of subsidiaries	372,924	(172,701)	(47,189)
Equity in loss of subsidiaries	125,741	(128,041)	(273,218)
Net income (loss)	$498,665	$(300,742)	$(320,407)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale debt securities, net	(7,158)	6,410	(7,260)
Foreign currency translation adjustments, net	2	677	435
Total other comprehensive income (loss)	(7,156)	7,087	(6,825)
Comprehensive income (loss)	$491,509	$(293,655)	$(327,232)
SoFi Technologies, Inc.
Condensed Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net cash (used in) provided by operating activities	$(53,292)	$(42,618)	$290,298
Investing activities
Changes in investments in subsidiaries	$(336,819)	$79,185	$(284,295)
Net cash (used in) provided by investing activities	$(336,819)	$79,185	$(284,295)
Financing activities
Proceeds from other debt issuances	$845,250	$—	$—
Taxes paid related to net share settlement of share-based awards	(22,601)	(15,300)	(8,983)
Payment of redeemable preferred stock dividends	(16,503)	(20,213)	—
Redemption of Series 1 preferred stock	(323,400)	—	—
Purchase of capped calls	(90,649)	—	—
Unwind of capped calls	10,180	—	—
Other financing activities	18,393	(1,054)	2,610
Net cash provided by (used in) financing activities	$420,670	$(36,567)	$(6,373)
Effect of exchange rates on cash and cash equivalents	—	—	571
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$30,559	$—	$201
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	201	201	—
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$30,760	$201	$201

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Notes to Parent Company Condensed Financial Information
Note 1. Debt
Convertible Senior Notes, Due 2026
In October 2021, SoFi Technologies, Inc. issued $1.2 billion aggregate principal amount of convertible notes due 2026 (“2026 convertible notes”). In December 2023, SoFi Technologies, Inc. repurchased $88.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 9,490,000 shares of common stock. In March 2024, SoFi Technologies, Inc. repurchased $600.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 72,621,879 shares of common stock. In August 2024, SoFi Technologies, Inc. repurchased $84.0 million aggregate principal amount of the 2026 convertible notes, which were settled through the issuance of 10,591,795 shares of common stock. Following these repurchases, $428.0 million aggregate principal amount of the 2026 convertible notes remain outstanding.
Convertible Senior Notes, Due 2029
In March 2024, SoFi Technologies, Inc. issued $862.5 million aggregate principal amount of convertible notes due 2029 (“2029 convertible notes”).
Other
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “2013 Framework”. Based on this assessment, as noted below, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in this Form 10-K.
Attestation
Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

SoFi Technologies, Inc.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SoFi Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SoFi Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 24, 2025, expressed an unqualified opinion on those financial statements.
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
February 24, 2025

SoFi Technologies, Inc.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.
The Registrant has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on the Registrant’s website at www.sofi.com and the Registrant will post any amendments to, or waivers from, the code of business conduct and ethics on that website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.
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

SoFi Technologies, Inc.

(3) Index to Exhibits:
The following exhibits are filed herewith, or were previously filed and are hereby incorporated by reference.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

2.1+	Agreement and Plan of Merger, dated as of January 7, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	S-4	333-252009	January 11, 2021	Annex A
2.2	First Amendment to Agreement and Plan of Merger, dated as of March 16, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	8-K	001-39606	March 16, 2021	2.1
2.3	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2020, by and among Social Finance, Inc., SFI Acquisition Co., Inc., SFI Financial Technologies LLC, and Shareholder Representative Services LLC	S-1	333-257092	June 14, 2021	2.3
2.4+	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2022, by and among SoFi Technologies, Inc., Technisys S.A., Atom New Delaware, Inc., Atom Merger Sub Corporation and Fortis Advisors LLC, as representative	8-K	001-39606	February 24, 2022	2.1
3.1	Certificate of Incorporation of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.1
3.2	By-Laws of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.2
4.1	Specimen Common Stock Certificate of SoFi Technologies, Inc.	S-4/A	333-252009	February 10, 2021	4.6
4.2	Form of Amended and Restated Warrant to Purchase Stock, by and among SoFi Technologies, Inc., Social Finance, Inc. and the Investor named therein	S-4	333-252009	January 11, 2021	Annex M
4.3	Indenture, dated as of October 4, 2021, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	October 4, 2021	4.1
4.4	Form of Note representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39606	October 4, 2021	4.2
4.5	Description of Registered Securities	10-K	001-39606	March 1, 2022	4.5
4.6	Indenture, dated as of March 8, 2024, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	March 8, 2024	4.1
4.7	Form of Certificate representing the 1.25% Convertible Senior Notes due 2029 (included as Exhibit A)	8-K	001-39606	March 8, 2024	4.2
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39606	October 4, 2021	10.1
10.2‡	Amended and Restated 2021 Stock Option and Incentive Plan and forms of agreement thereunder	10-Q	001-39606	November 9, 2022	10.1
10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	S-4	333-252009	January 11, 2021	Annex D
10.4	Shareholders’ Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, and the parties identified on the signature pages thereto	8-K	001-39606	June 4, 2021	10.4
10.5	Amended and Restated Series 1 Preferred Stock Investors’ Agreement, dated as of January 7, 2021, by and among the Registrant and the investors listed on Schedule 1 thereto	S-4	333-252009	January 11, 2021	Annex H
10.6	Amended and Restated Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto, Jay Parikh, Jennifer Dulski and the parties set forth on Schedule 2 thereto	8-K	001-39606	June 4, 2021	10.5
10.7	Series 1 Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant and certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto	8-K	001-39606	June 4, 2021	10.6
10.8‡	Social Finance, Inc. 2011 Stock Plan and forms of agreements thereunder	S-4	333-252009	January 11, 2021	10.17
10.9‡	Director Deferred Compensation Plan of SoFi Technologies, Inc., effective as of January 1, 2023	10-Q	001-39606	May 10, 2023	10.1

SoFi Technologies, Inc.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

10.10†	Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement, dated as of September 14, 2019, by and between Stadco LA, LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.12
10.11	First Amendment to Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement	10-Q	001-39606	November 9, 2022	10.2
10.12	Amended and Restated Revolving Credit Agreement, dated April 28, 2023, among SoFi Technologies, Inc., the lenders party thereto, the issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent	10-Q	001-39606	May 10, 2023	10.2
10.13	Office Lease One Tehama, dated as of August 6, 2018, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.14
10.14	First Amendment to Office Lease One Tehama, dated as of March 28, 2019, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.15
10.15‡	Amended and Restated Offer of Employment Letter dated as of February 26, 2018 by and between Social Finance, Inc. and Anthony Noto	S-1	333-257092	June 14, 2021	10.16
10.16‡	Offer Letter dated as of May 29, 2018 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.17
10.17‡	CFO Promotion Letter dated as of September 14, 2020 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.18
10.18‡	Form of Indemnification Agreement	8-K	001-39606	June 4, 2021	10.1
10.19	Form of Confirmation for Capped Call Transactions	8-K	001-39606	March 8, 2024	10.1
10.20	Form of Unwind Agreement	8-K	001-39606	March 8, 2024	10.2
10.21‡	SoFi Technologies, Inc. 2024 Employee Stock Purchase Plan	DEF 14A	001-39606	April 8, 2024	Appendix A
10.22‡	Form of Performance Stock Unit Award Agreement Under the Amended and Restated 2021 Stock Option and Incentive Plan for SoFi Technologies, Inc.	10-Q	001-39606	May 7, 2024	10.3
10.23‡	SoFi Technologies, Inc. Executive Severance Plan	10-Q	001-39606	August 6, 2024	10.1
10.24‡	Form of Offer Letter Amendment for Executive Officers	10-Q	001-39606	November 7, 2024	10.1
10.25‡*	Offer Letter, dated as of May 17, 2021, by and between Galileo Financial Technologies, LLC and Derek White
19.1*	SoFi Technologies, Inc. Securities Trading and Section 16 Compliance Policy
21*	List of Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy effective as of October 2, 2023	10-K	001-39606	February 27, 2024	97.1
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

SoFi Technologies, Inc.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________
*    Filed herewith.
+    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) or 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†    Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
‡     Indicates a management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SoFi Technologies, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SoFi Technologies, Inc.

Date:	February 24, 2025	/s/ Anthony Noto
Anthony Noto
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2025.

Signatures	Title

/s/ Anthony Noto	Chief Executive Officer
Anthony Noto	Principal Executive Officer and Director

/s/ Christopher Lapointe	Chief Financial Officer
Christopher Lapointe	Principal Financial Officer and Principal Accounting Officer

/s/ Tom Hutton	Chairman of the Board of Directors
Tom Hutton

/s/ Steven Freiberg	Vice Chairman of the Board of Directors
Steven Freiberg

/s/ Ruzwana Bashir	Director
Ruzwana Bashir

/s/ William Borden	Director
William Borden

/s/ Dana Green	Director
Dana Green

/s/ John Hele	Director
John Hele

/s/ Clara Liang	Director
Clara Liang

/s/ Gary Meltzer	Director
Gary Meltzer

/s/ Magdalena Yeşil	Director
Magdalena Yeşil