Form 10-Q
period 2025-03-31
SoFi Technologies, Inc.
filed 2025-05-06
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 30, 2025 was 1,105,363,096 shares.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	FRB: Federal Reserve Bank of San Francisco
AFS: Available-for-sale	FTC: Federal Trade Commission
ALCO: Asset Liability Committee	FTP: Fund transfer pricing
AWS: Amazon Web Services	GAAP: U.S. Generally Accepted Accounting Principles
AOCI: Accumulated other comprehensive income (loss)	GLBA: Gramm-Leach-Bliley Act
ASU: Accounting Standards Update	Golden Pacific: Golden Pacific Bancorp, Inc.
ATDS: Automatic telephone dialing systems	GSE: Government-Sponsored Enterprise
BHCA: Bank Holding Company Act of 1956, as amended	HELOC: Home Equity Line of Credit
bps: Basis points	HFI: Held for investment
BSA: Bank Secrecy Act	HFS: Held for sale
Bank Merger: Acquisition of Golden Pacific Bancorp, Inc. and its wholly owned	HMDA: Home Mortgage Disclosure Act
subsidiary, Golden Pacific Bank, National Association, a national bank, in	IRLC: Interest rate lock commitment
February 2022	IRR: Interest rate risk
Business Combination: Transactions contemplated in a merger agreement entered	IRS: Internal Revenue Service
into by Social Finance, Inc. with Social Capital Hedosophia Holdings Corp. V on	LIBOR: London Inter-Bank Offered Rate
January 7, 2021	LIHTC: Low Income Housing Tax Credit
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	MLA: Military Lending Act
CCPA: California Consumer Privacy Act	MSB: Money services business
CD: Community Development	MSRB: Municipal Securities Rulemaking Board
CET1: Common Equity Tier 1	NACHA: National Automated Clearinghouse Association
CFP: Certified financial planners	Nasdaq: The Nasdaq Global Select Market
CFPA: Consumer Financial Protection Act	NII: Net Interest Income
CFPB: Consumer Financial Protection Bureau	OCC: Office of the Comptroller of the Currency
CFTC: Commodity Futures Trading Commission	OFAC: Office of Foreign Assets Control
CISO: Chief Information Security Officer	PCD: Purchased credit deteriorated
CODM: Chief Operating Decision Maker	PD: Probability of Default
CPA: Colorado Privacy Act	PFOF: Payment for order flow
CPPA: California Privacy Protection Act	PSU: Performance stock units
CPRA: California Privacy Rights Act	QIA: Qatar Investment Authority
CRA: Community Reinvestment Act	RESPA: Real Estate Settlement Procedures Act
DACA: Deferred Access for Childhood Arrival	ROU: Right-of-use
DCF: Discounted cash flow	RSU: Restricted stock units
DEP: Digital engagement practices	SCH: Social Capital Hedosophia Holdings Corp. V
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	SCRA: Servicemembers’ Civil Relief Act
Protection Act of 2010	SEC: U.S. Securities and Exchange Commission
DSU: Deferred stock units	SPAC: Special purpose acquisition company
DTC: Depository Trust Company	Social Finance: Social Finance, LLC (formerly Social Finance, Inc.)
EAD: Exposure at Default	SoFi Bank: SoFi Bank, National Association
EBRC: Enterprise Broad Risk Committee	SoFi Capital Advisors: SoFi Capital Advisors, LLC
EC: European Commission	SoFi Securities: SoFi Securities LLC
ECOA: Equal Credit Opportunity Act	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
EFTA: Electronic Fund Transfer Act	Park in Inglewood, California
EPS: Earnings (loss) per share of common stock	SoFi Wealth: SoFi Wealth LLC
ESG: Environmental, social and corporate governance	SOFR: Secured Overnight Financing Rate
ESIGN: Electronic Signatures in Global and National Commerce Act	SPE: Special purpose entity
ESPP: Employee Stock Purchase Plan	SRO: Self-regulatory organizations
ETF: Exchange-Traded Funds	TBA: To-be-announced security
EVE: Economic value of equity	TCJA: Tax Cuts and Jobs Act
FCA: Financial Conduct Authority	TCPA: Federal Telephone Consumer Protection Act
FCRA: Fair Credit Reporting Act	Technisys: Technisys S.A., a Luxembourg société anonyme
FDCPA: Fair Debt Collection Practices Act	TDR: Troubled debt restructuring
FDIA: Federal Deposit Insurance Act	TGL: TMRW Golf League
FDIC: Federal Deposit Insurance Corporation	TILA: Truth in Lending Act
Federal Reserve: Board of Governors of the Federal Reserve System	UDAAP: Unfair, deceptive or abusive acts or practices
FHA: Fair Housing Act	UETA: Uniform Electronic Transactions Act
FHFA: Federal Housing Finance Agency	VA: United Stated Department of Veterans Affairs
FHLB: Federal Home Loan Bank	VIE: Variable interest entity
FinCEN: Financial Crimes Enforcement Network	Wyndham: Wyndham Capital Mortgage
FINRA: Financial Industry Regulatory Authority

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
Forward-looking statements are subject to risks, uncertainties, and other factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, and elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC and include, among other things:
•our ability to maintain or enhance profitability in the future;
•the impact on our business of the current and evolving regulatory environment and complexities associated with compliance;
•the effect and impact of evolving laws, rules, regulations, executive actions and government enforcement policies, including any federal or state loan forgiveness programs, as well as changes in government resources and personnel;
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
•our ability to continue to grow our fee-based revenue, expand our Loan Platform Business and diversify our sources of income;
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as elevated and fluctuating interest rates, inflationary pressures, trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures, global trade relations, counterparty risk, changing customer demand and employment rates, capital markets volatility, instability in the financial services industry, a potential U.S. government shutdown, uncertainty stemming from recent changes to the U.S. presidential administration and its regulatory priorities and focus, the possibility of a recession, and domestic or international conflicts or disputes;
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,085,697	$2,538,293
Restricted cash and restricted cash equivalents	630,439	171,067
Investment securities (includes available-for-sale securities of $2,072,637 and $1,804,043 at fair value with associated amortized cost of $2,065,629 and $1,807,686, as of March 31, 2025 and December 31, 2024, respectively)	2,153,456	1,895,689
Loans held for sale, at fair value	18,226,063	17,684,892
Loans held for investment, at fair value	9,571,457	8,597,368
Loans held for investment, at amortized cost (less allowance for credit losses of $44,369 and $46,684, as of March 31, 2025 and December 31, 2024, respectively)	1,296,413	1,246,458
Servicing rights	389,780	342,128
Property, equipment and software	316,599	287,869
Goodwill	1,393,505	1,393,505
Intangible assets	279,757	297,794
Operating lease right-of-use assets	77,841	81,219
Other assets (less allowance for credit losses of $2,789 and $2,444, as of March 31, 2025 and December 31, 2024, respectively)	1,328,279	1,714,669
Total assets	$37,749,286	$36,250,951
Liabilities and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$27,136,167	$25,861,400
Noninterest-bearing deposits	120,361	116,804
Total deposits	27,256,528	25,978,204
Accounts payable, accruals and other liabilities	674,385	556,923
Operating lease liabilities	93,135	97,389
Debt	3,046,145	3,092,692
Residual interests classified as debt	579	609
Total liabilities	31,070,772	29,725,817
Commitments, guarantees, concentrations and contingencies (Note 14)
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,104,104,203 and 1,095,357,781 shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively(1)	110	109
Additional paid-in capital	7,910,058	7,838,988
Accumulated other comprehensive income (loss)	2,828	(8,365)
Accumulated deficit	(1,234,482)	(1,305,598)
Total permanent equity	6,678,514	6,525,134
Total liabilities and permanent equity	$37,749,286	$36,250,951
______________
(1)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of March 31, 2025 and December 31, 2024. See Note 9. Equity for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
(In Thousands, Except for Share Data)
The following table presents the assets and liabilities of consolidated VIEs which are included in our condensed consolidated balance sheets. The assets in the below table may only be used to settle obligations of consolidated VIEs and are in excess of those obligations as of the dates presented. Additionally, the assets and liabilities in the table below exclude intercompany balances, which eliminate upon consolidation. See Note 6. Securitization and Variable Interest Entities for additional information.

	March 31, 2025	December 31, 2024
Assets
Restricted cash and restricted cash equivalents	$8,899	$20,719
Loans held for sale, at fair value	60,145	171,421
Loans held for investment, at fair value	77,227	80,812
Total assets	$146,271	$272,952
Liabilities
Accounts payable, accruals and other liabilities	$21	$117
Debt	63,755	80,878
Residual interests classified as debt	579	609
Total liabilities	$64,355	$81,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In Thousands, Except for Per Share Data)

	Three Months Ended March 31,
	2025	2024
Interest income
Loans and securitizations	$712,876	$620,228
Other	50,936	45,683
Total interest income	763,812	665,911
Interest expense
Securitizations and warehouses	28,144	40,921
Deposits	225,399	211,451
Corporate borrowings	11,428	10,711
Other	115	110
Total interest expense	265,086	263,193
Net interest income	498,726	402,718
Noninterest income
Loan origination, sales, and securitizations	48,358	57,000
Servicing	4,447	6,974
Technology products and solutions	86,437	85,672
Loan platform fees	92,750	10,714
Other	41,041	81,917
Total noninterest income	273,033	242,277
Total net revenue	771,759	644,995
Provision for credit losses	5,678	7,182
Noninterest expense
Technology and product development	156,206	130,920
Sales and marketing	238,176	167,366
Cost of operations	135,520	100,061
General and administrative	156,397	145,240
Total noninterest expense	686,299	543,587
Income before income taxes	79,782	94,226
Income tax expense	(8,666)	(6,183)
Net income	$71,116	$88,043
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities, net	11,462	(700)
Foreign currency translation adjustments, net	(269)	(179)
Total other comprehensive income (loss)	11,193	(879)
Comprehensive income	$82,309	$87,164
Earnings per share (Note 15)
Earnings per share – basic	$0.06	$0.08
Earnings per share – diluted	$0.06	$0.02
Weighted average common stock outstanding – basic	1,097,994	982,617
Weighted average common stock outstanding – diluted	1,185,466	1,042,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity
	Shares	Amount
Balance at January 1, 2025	1,095,357,781	$109	$7,838,988	$(8,365)	$(1,305,598)	$6,525,134
Share-based compensation expense	—	—	76,468	—	—	76,468
Vesting of RSUs	9,121,956	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(417,769)	—	(5,592)	—	—	(5,592)
Exercise of common stock options	42,235	—	195	—	—	195
Net income	—	—	—	—	71,116	71,116
Other comprehensive income, net of taxes	—	—	—	11,193	—	11,193
Balance at March 31, 2025	1,104,104,203	$110	$7,910,058	$2,828	$(1,234,482)	$6,678,514

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2024	975,861,793	$97	$7,039,987	$(1,209)	$(1,804,263)	$5,234,612	3,234,000	$320,374
Share-based compensation expense	—	—	63,388	—	—	63,388	—	—
Vesting of RSUs	8,360,975	1	(1)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(524,837)	—	(3,760)	—	—	(3,760)	—	—
Exercise of common stock options	171,555	—	466	—	—	466	—	—
Extinguishment of convertible notes by issuance of common stock	72,621,879	7	534,276	—	—	534,283	—	—
Purchases of capped calls	—	—	(90,649)	—	—	(90,649)	—	—
Unwind of capped calls	—	—	10,180	—	—	10,180	—	—
Redeemable preferred stock dividends	—	—	(10,079)	—	—	(10,079)	—	—
Net income	—	—	—	—	88,043	88,043	—	—
Other comprehensive loss, net of taxes	—	—	—	(879)	—	(879)	—	—
Balance at March 31, 2024	1,056,491,365	$105	$7,543,808	$(2,088)	$(1,716,220)	$5,825,605	3,234,000	$320,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$71,116	$88,043
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	63,756	55,082
Depreciation and amortization	55,283	48,539
Deferred debt issuance and discount expense	2,443	4,232
Deferred contract acquisition expense	10,451	3,015
Gain on extinguishment of convertible debt	—	(59,194)
Provision for credit losses	5,678	7,182
Deferred income taxes	8,794	(967)
Fair value changes in loans held for investment	(98,987)	(33,257)
Fair value changes in securitization investments	(884)	(1,711)
Other	3,947	(1,713)
Changes in operating assets and liabilities:
Changes in loans held for sale, net	(599,248)	244,672
Changes in loans previously classified as held for sale, net	243,171	492,226
Servicing assets	(47,652)	(60,283)
Other assets	202,615	(40,207)
Accounts payable, accruals and other liabilities	101,019	(7,411)
Net cash provided by operating activities	$21,502	$738,248
Investing activities
Purchases of property, equipment and software	$(52,604)	$(31,984)
Capitalized software development costs	(1,644)	(2,128)
Purchases of available-for-sale investments	(338,795)	(368,569)
Proceeds from maturities and paydowns of available-for-sale investments	120,123	131,317
Changes in loans held for investment, net	(1,161,457)	(990,605)
Proceeds from securitization investments	11,525	9,483
Proceeds from non-securitization investments	2,294	2,517
Purchases of non-securitization investments	(19,662)	(11,215)
Net cash used in investing activities	$(1,440,220)	$(1,261,184)
Financing activities
Net change in deposits	$1,480,574	$2,896,894
Net change in debt facilities	(30,952)	(2,427,339)
Proceeds from other debt issuances	—	845,250
Repayment of other debt	(17,987)	(170,447)
Payment of debt issuance costs	(300)	(5,020)
Purchase of capped calls	—	(90,649)
Unwind of capped calls	—	10,180
Taxes paid related to net share settlement of share-based awards	(5,592)	(3,760)
Proceeds from stock option exercises	195	466
Finance lease principal payments	(175)	(130)
Net cash provided by financing activities	$1,425,763	$1,055,445
Effect of exchange rates on cash and cash equivalents	(269)	(179)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$6,776	$532,330
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,709,360	3,615,578
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,716,136	$4,147,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,085,697	$3,693,390
Restricted cash and restricted cash equivalents	630,439	454,518
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,716,136	$4,147,908

Supplemental non-cash investing and financing activities
Extinguishment of convertible notes by issuance of common stock	$—	$593,910
Deposits credited but not yet received in cash	268,064	87,038
Share-based compensation capitalized related to internally-developed software	12,712	8,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards

Organization
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending and financial services strategy to offer personal loans, home loans and credit cards. The Company has also developed additional financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform as a service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo Financial Technologies. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, through its acquisition of Golden Pacific Bancorp, Inc., and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through its acquisition of Technisys, allowing the Company to expand its technology platform services to a broader international market. During 2023, the Company acquired Wyndham Capital Mortgage, a fintech mortgage lender. For additional information on our reportable segments, see Note 16. Business Segment Information.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 24, 2025 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual investments and asset-backed bonds (collectively, “securitization investments”) that we report within investment securities in the condensed consolidated balance sheets. We elected the fair value option for a portion of these investments with gains and losses reported within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income. We account for the remaining securitization investments as AFS debt securities. See Note 6. Securitization and Variable Interest Entities for a breakout of those securitization investments for which we have elected to account for as AFS debt securities. We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available. See Note 11. Fair Value Measurements for the key inputs used in the fair value measurements of our residual investments and asset-backed bonds.
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
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20)—Induced Conversions of Convertible Debt Instruments. The ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted for all entities that have adopted the amendments in ASU 2020-06. The standard may be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
Obligations to Safeguard Crypto-Assets
In January 2025, the SEC released Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinds the interpretive guidance provided in SAB 121 for reporting entities that have an obligation to safeguard customers' crypto assets. Under SAB 121, entities were required to recognize both a liability and a corresponding asset for their safeguarding obligations. With the new guidance, an entity that has a safeguarding obligation should assess whether it has any loss contingencies under ASC 450, Contingencies. SAB 122 must be applied retrospectively for annual periods beginning after December 15, 2024, with early adoption permitted in any interim or annual financial statement period filed with the SEC on or after January 30, 2025. Upon adoption, we will no longer recognize a liability and a corresponding asset for our safeguarding obligations. We do not expect this guidance to have a material impact on our condensed consolidated financial statements.
For additional information about our historical digital assets activity, refer to “Safeguarding Asset and Liability” in Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards in our Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2025	2024
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$19,700	$10,702
Referrals, other(2)	2,530	2,034
Interchange(2)	22,812	12,002
Brokerage(2)	6,985	4,034
Other(2)(3)	1,731	927
Total financial services	53,758	29,699
Technology Platform
Technology services	85,988	84,650
Other(3)	636	1,260
Total technology platform(4)	86,624	85,910
Total revenue from contracts with customers	140,382	115,609
Other sources of revenue
Loan origination, sales, and securitizations	48,358	57,000
Servicing	4,447	6,974
Loan platform business, other(1)	73,050	12
Other(5)	6,796	62,682
Total other sources of revenue	132,651	126,668
Total noninterest income	$273,033	$242,277
_____________________
(1) Presented within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
(2) Presented within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
(3) Financial Services includes revenues from enterprise services and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(4) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive income. Related to these technology platform services, we had deferred revenue of $5,458 and $7,474 as of March 31, 2025 and December 31, 2024, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $2,368 and $1,300 during the three months ended March 31, 2025 and 2024, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income.
(5) Includes gain on extinguishment of convertible debt of $59,194 during the three months ended March 31, 2024.
Contract Balances
As of March 31, 2025 and December 31, 2024, accounts receivable, net associated with revenue from contracts with customers was $66,323 and $61,569, respectively, reported within other assets in the condensed consolidated balance sheets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Costs of Obtaining Contracts with Customers
We capitalize incremental costs of obtaining a contract with a customer, which are certain commissions paid to third-parties in connection with the acquisition of member accounts. Capitalized costs are amortized over the life of the account. The expense is reported in noninterest expense—sales and marketing on the condensed consolidated statements of operations and comprehensive income.
During the three months ended March 31, 2025 and 2024, we recognized associated amortization expense of $10,451 and $3,015, respectively.

Note 3. Loans

As of March 31, 2025, our loan portfolio consisted of (i) loans held for sale, including personal loans and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	March 31, 2025	December 31, 2024
Loans held for sale
Personal loans(1)	$17,869,230	$17,532,396
Home loans	356,833	152,496
Total loans held for sale, at fair value	18,226,063	17,684,892
Loans held for investment
Student loans(2)	9,571,457	8,597,368
Total loans held for investment, at fair value	9,571,457	8,597,368
Secured loans	831,520	806,441
Credit card	317,161	289,159
Commercial and consumer banking:
Commercial real estate	133,386	136,474
Commercial and industrial	4,829	4,986
Residential real estate and other consumer	9,517	9,398
Total commercial and consumer banking	147,732	150,858
Total loans held for investment, at amortized cost(3)	1,296,413	1,246,458
Total loans held for investment	10,867,870	9,843,826
Total loans	$29,093,933	$27,528,718
_____________________
(1) Includes $60,145 and $171,421 of personal loans in consolidated VIEs as of March 31, 2025 and December 31, 2024, respectively.
(2) Includes $1,933,146 and $2,034,559 of student loans covered by financial guarantee, and $77,227 and $80,812 of student loans in consolidated VIEs as of March 31, 2025 and December 31, 2024, respectively.
(3) See Note 4. Allowance for Credit Losses herein, and Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards under the heading “Allowance for Credit Losses” in our Annual Report on Form 10-K for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans for which we elected the fair value option. See Note 11. Fair Value Measurements for the assumptions used in our fair value model.

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2025
Unpaid principal balance	$16,825,564	$9,053,359	$344,246	$26,223,169
Accumulated interest	126,203	49,501	1,069	176,773
Cumulative fair value adjustments	917,463	468,597	11,518	1,397,578
Total fair value of loans(1)	$17,869,230	$9,571,457	$356,833	$27,797,520
December 31, 2024
Unpaid principal balance	$16,589,623	$8,215,629	$149,862	$24,955,114
Accumulated interest	128,733	44,603	260	173,596
Cumulative fair value adjustments	814,040	337,136	2,374	1,153,550
Total fair value of loans(1)	$17,532,396	$8,597,368	$152,496	$26,282,260
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

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2025
Unpaid principal balance	$77,110	$12,095	$198	$89,403
Accumulated interest	3,512	239	—	3,751
Cumulative fair value adjustments(1)	(63,326)	(8,504)	(35)	(71,865)
Fair value of loans 90 days or more delinquent (2)	$17,296	$3,830	$163	$21,289
December 31, 2024
Unpaid principal balance	$91,477	$9,578	$339	$101,394
Accumulated interest	4,400	168	1	4,569
Cumulative fair value adjustments(1)	(75,390)	(6,760)	(22)	(82,172)
Fair value of loans 90 days or more delinquent (2)	$20,487	$2,986	$318	$23,791
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income. As such, the $71.9 million fair value adjustment as of March 31, 2025 has been recorded in noninterest income—loan origination, sales, and securitizations in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
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
The following table summarizes our loan securitization transfers, other than those related to our Loan Platform Business, that qualified for sale accounting treatment. There were no such loan securitization transfers qualifying for sale accounting treatment during the three months ended March 31, 2025.

Three Months Ended March 31,
2024
Personal loans
Fair value of consideration received:
Cash	$674,036
Securitization investments	35,615
Servicing assets recognized	27,524
Repurchase liabilities recognized	(280)
Total consideration	736,895
Aggregate unpaid principal balance and accrued interest of loans sold	701,601
Gain from loan sales	$35,294
Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income.
During the three months ended March 31, 2025 we had deconsolidation of debt on personal loans of $13.2 million and during the three months ended March 31, 2024 we had deconsolidation of debt on student loans of $42.1 million. For all periods, the impact on earnings from these deconsolidations was immaterial.
The following table summarizes our current whole loan sales:

	Three Months Ended March 31,
	2025	2024
Personal loans
Fair value of consideration received:
Cash	$1,113,022	$499,751
Receivable	—	3,036
Servicing assets recognized	68,625	33,549
Repurchase liabilities recognized	(1,280)	(1,800)
Total consideration	1,180,367	534,536
Aggregate unpaid principal balance and accrued interest of loans sold	1,113,172	503,037
Realized gain	$67,195	$31,499

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Three Months Ended March 31,
	2025	2024
Student loans
Fair value of consideration received:
Cash	$—	$310,331
Servicing assets recognized	—	8,249
Repurchase liabilities recognized	—	(46)
Total consideration	—	318,534
Aggregate unpaid principal balance and accrued interest of loans sold	—	303,578
Realized gain	$—	$14,956
Home loans
Fair value of consideration received:
Cash	$326,640	$344,678
Servicing assets recognized	2,794	2,832
Repurchase liabilities recognized	(609)	(505)
Total consideration	328,825	347,005
Aggregate unpaid principal balance and accrued interest of loans sold	322,532	344,258
Realized gain	$6,293	$2,747
The following table summarizes our delinquent whole loan sales:

	Three Months Ended March 31,
	2025	2024
Personal loans
Fair value of consideration received:
Cash	$7,200	$5,000
Servicing assets recognized	6,306	3,400
Repurchase liabilities recognized	(81)	(25)
Total consideration	13,425	8,375
Aggregate unpaid principal balance and accrued interest of loans sold(1)	94,833	66,411
Realized loss	$(81,408)	$(58,036)
__________________
(1) During the three months ended March 31, 2025 and 2024, includes $90.0 million and $62.5 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the three months ended March 31, 2025 and 2024, $63.3 million and $43.2 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the three months ended March 31, 2025 and 2024, respectively, and otherwise would have been charged off as of March 31, 2025 and 2024, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes loans originated and subsequently sold as part of our Loan Platform Business, which are loans that we originate on behalf of a third party for which we receive a fee. Sales related to our Loan Platform Business during the three months ended March 31, 2024 were immaterial.

Three Months Ended March 31,
2025
Personal loans
Fair value of consideration received:
Cash	$1,546,585
Servicing assets recognized	10,926
Repurchase liabilities recognized	(1,061)
Total consideration	1,556,450
Aggregate carrying amount and accrued interest of loans sold(1)	1,488,352
Loan fees, net(2)	57,172
Servicing assets recognized	10,926
Loan platform fees recognized(3)	$68,098
_____________________
(1)Includes unpaid principal balance of $1.5 billion for the three months ended March 31, 2025.
(2)Represents loan platform fees earned less the repurchase liabilities recognized at the time of sale.
(3)Recorded in noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
The following table summarizes the results of the transfer related to the portion of personal loans that we contributed as part of a securitization that qualified for sale accounting treatment, which related to incremental loans originated and subsequently sold as part of our Loan Platform Business. There were no loan securitization transfers related to our Loan Platform Business qualifying for sale accounting treatment during the three months ended March 31, 2024.

Three Months Ended March 31,
2025
Personal loans
Fair value of consideration received:
Cash(1)	$(453)
Securitization investments retained(2)	39,134
Servicing assets recognized	280
Repurchase liabilities recognized	(27)
Total consideration	38,934
Aggregate carrying amount and accrued interest of loans sold(3)	37,597
Gain from loan sales(4)	$1,337
_____________________
(1)Relates to payments for securitization-related expenses.
(2)Represents asset-backed bonds and residual investments retained pursuant to risk retention rules. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 11. Fair Value Measurements for our accounting policy and key inputs used in the fair value measurements related to these asset-backed bonds and residual investments.
(3)Includes unpaid principal balance of $38.3 million for the three months ended March 31, 2025.
(4)Recorded in noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
For certain transferred loans that qualified for sale accounting and are therefore derecognized, we have continuing involvement through our servicing agreements. For such loans, our exposure to loss is generally limited to the extent we would be required to repurchase such a loan due to a breach of representations and warranties associated with the loan transfer or servicing contract.
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2025
Loans in delinquency (30+ days past due)	$130,839	$64,013	$33,162	$228,014
Total loans in delinquency	195,416	124,531	33,162	353,109
Total transferred loans serviced(1)	7,742,606	4,748,481	6,330,412	18,821,499
December 31, 2024
Loans in delinquency (30+ days past due)	$109,169	$67,234	$35,910	$212,313
Total loans in delinquency	168,403	129,317	35,910	333,630
Total transferred loans serviced(1)	6,060,329	5,230,303	6,234,859	17,525,491
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended March 31,
	2025	2024
Personal loans
Servicing fees collected from transferred loans	$20,168	$9,445
Charge-offs, net of recoveries, of transferred loans	128,921	85,333
Student loans
Servicing fees collected from transferred loans	5,145	6,146
Charge-offs, net of recoveries, of transferred loans	11,273	10,853
Home loans
Servicing fees collected from transferred loans	4,380	4,039
Total
Servicing fees collected from transferred loans	$29,693	$19,630
Charge-offs, net of recoveries, of transferred loans	140,194	96,186

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
March 31, 2025
Secured loans	$830,134	$—	$—	$—	$—	$830,134
Credit card	335,966	3,297	2,708	7,780	13,785	349,751
Commercial and consumer banking:
Commercial real estate	134,940	—	—	—	—	134,940
Commercial and industrial	4,694	134	—	97	232	4,926
Residential real estate and other consumer(3)	9,528	—	—	—	—	9,528
Total commercial and consumer banking	149,162	134	—	97	232	149,394
Total loans	$1,315,262	$3,431	$2,708	$7,877	$14,017	$1,329,279
December 31, 2024
Secured loans	$804,800	$—	$—	$—	$—	$804,800
Credit card	312,676	3,429	3,311	9,056	15,796	328,472
Commercial and consumer banking:
Commercial real estate	138,172	—	—	—	—	138,172
Commercial and industrial	4,831	—	188	77	265	5,096
Residential real estate and other consumer(3)	9,370	—	—	—	—	9,370
Total commercial and consumer banking	152,373	—	188	77	265	152,638
Total loans	$1,269,849	$3,429	$3,499	$9,133	$16,061	$1,285,910
______________
(1)Generally, all of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, credit card and commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $42,179 and $44,350 as of March 31, 2025 and December 31, 2024, respectively, and accrued interest of $4,338 and $4,125, respectively. For secured loans, the balance is presented before accrued interest of $1,386 and $1,641 as of March 31, 2025 and December 31, 2024, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $2,190 and $2,334 as of March 31, 2025 and December 31, 2024, respectively, and accrued interest of $528 and $554, respectively.
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

FICO	March 31, 2025	December 31, 2024
≥ 800	$38,448	$38,076
780 – 799	23,038	24,566
760 – 779	24,371	24,533
740 – 759	26,943	26,321
720 – 739	34,779	30,215
700 – 719	42,539	36,050
680 – 699	43,339	37,994
660 – 679	33,712	30,504
640 – 659	22,703	21,206
620 – 639	14,005	14,098
600 – 619	9,365	9,393
≤ 599	36,509	35,516
Total credit card	$349,751	$328,472
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$2,325	$34,113	$21,240	$28,865	$7,084	$24,828	$118,455	$171
Watch	—	—	2,962	3,402	—	2,217	8,581	—
Special mention	—	1,681	—	2,714	—	342	4,737	—
Substandard	—	—	—	—	—	2,996	2,996	—
Total commercial real estate	2,325	35,794	24,202	34,981	7,084	30,383	134,769	171
Commercial and industrial
Pass	—	139	19	—	—	3,420	3,578	1,053
Watch	—	—	34	—	—	10	44	—
Substandard	—	—	—	—	—	251	251	—
Total commercial and industrial	—	139	53	—	—	3,681	3,873	1,053
Residential real estate and other consumer
Pass	—	—	—	—	—	3,475	3,475	4,393
Watch	—	—	—	—	—	38	38	1,622
Total residential real estate and other consumer	—	—	—	—	—	3,513	3,513	6,015
Total commercial and consumer banking	$2,325	$35,933	$24,255	$34,981	$7,084	$37,577	$142,155	$7,239

Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans were $830.1 million and $804.8 million as of March 31, 2025 and December 31, 2024, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the majority of which have a term of seven years or less. Our secured loans were originated in 2023 and 2024 are all current and there have been no charge-offs since origination.
We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of March 31, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

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
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended March 31, 2025
Balance at December 31, 2024	$44,350	$2,334	$2,444
Provision for credit losses(2)	5,819	(141)	378
Net charge-offs(3)	(7,990)	(3)	(33)
Balance at March 31, 2025	$42,179	$2,190	$2,789
Three Months Ended March 31, 2024
Balance at December 31, 2023	$52,385	$2,310	$1,837
Provision for credit losses(2)	7,253	(71)	2,411
Net charge-offs(3)	(10,546)	(18)	(2,139)
Balance at March 31, 2024	$49,092	$2,221	$2,109
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
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within noninterest expense—provision for credit losses in the condensed consolidated statements of operations and comprehensive income. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income.
(3)During the three months ended March 31, 2025 and 2024, recoveries of amounts previously reserved related to credit cards were $764 and $1,083, respectively. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, recoveries of amounts previously reserved related to accounts receivable were $302 and $497, respectively.

Credit card: During the three months ended March 31, 2025 and 2024, accrued interest receivables written off by reversing interest income were $1.8 million and $2.5 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 5. Investment Securities

The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
March 31, 2025
U.S. Treasury securities	$252,948	$621	$628	$(1,626)	$252,571
Agency mortgage-backed securities	1,769,337	3,436	7,427	(3,740)	1,776,460
Corporate bonds	3,263	33	—	(86)	3,210
Asset-backed bonds(2)	34,878	145	96	—	35,119
Residual investments(2)	4,256	40	182	—	4,478
Other(3)	947	3	—	(151)	799
Total investments in AFS debt securities	$2,065,629	$4,278	$8,333	$(5,603)	$2,072,637
December 31, 2024
U.S. Treasury securities	$277,555	$2,622	$77	$(6,602)	$273,652
Agency mortgage-backed securities	1,525,913	3,048	3,522	(6,089)	1,526,394
Corporate bonds	3,272	39	—	(94)	3,217
Other(3)	946	8	—	(174)	780
Total investments in AFS debt securities	$1,807,686	$5,717	$3,599	$(12,959)	$1,804,043
_____________________
(1) As of March 31, 2025 and December 31, 2024, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 98% and approximately 100% of the amortized cost basis of our investments as of March 31, 2025 and December 31, 2024, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary, classified as AFS debt securities. See Note 6. Securitization and Variable Interest Entities for additional information.
(3) Includes state municipal bond securities.
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
U.S. Treasury securities	$171,657	$(1,553)	$5,313	$(73)	$176,970	$(1,626)
Agency mortgage-backed securities	533,203	(2,971)	15,266	(769)	548,469	(3,740)
Corporate bonds	—	—	3,210	(86)	3,210	(86)
Other	—	—	799	(151)	799	(151)
Total investments in AFS debt securities	$704,860	$(4,524)	$24,588	$(1,079)	$729,448	$(5,603)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. Treasury securities	$217,683	$(6,497)	$5,256	$(105)	$222,939	$(6,602)
Agency mortgage-backed securities	614,081	(5,499)	7,319	(590)	621,400	(6,089)
Corporate bonds	—	—	3,216	(94)	3,216	(94)
Other	—	—	780	(174)	780	(174)
Total investments in AFS debt securities	$831,764	$(11,996)	$16,571	$(963)	$848,335	$(12,959)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
March 31, 2025
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$6,323	$172,535	$74,090	$—	$252,948
Agency mortgage-backed securities	2	24,833	15,832	1,728,670	1,769,337
Corporate bonds	—	1,000	2,263	—	3,263
Asset-backed bonds	—	—	34,878	—	34,878
Residual investments	—	—	4,256	—	4,256
Other	—	—	947	—	947
Total investments in AFS debt securities	$6,325	$198,368	$132,266	$1,728,670	$2,065,629
Weighted average yield for investments in AFS debt securities(1)	2.28%	3.89%	3.68%	5.31%	5.08%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$6,252	$172,596	$73,102	$—	$251,950
Agency mortgage-backed securities	2	25,040	15,979	1,732,003	1,773,024
Corporate bonds	—	1,000	2,177	—	3,177
Asset-backed bonds	—	—	34,974	—	34,974
Residual investments	—	—	4,438	—	4,438
Other	—	—	796	—	796
Total investments in AFS debt securities	$6,254	$198,636	$131,466	$1,732,003	$2,068,359
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $4,278 as of March 31, 2025.
Gross realized gains and losses on our investments in AFS debt securities were immaterial during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, there were no transfers between classifications of our investments in AFS debt securities. See Note 9. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Securitization and Variable Interest Entities

Consolidated VIEs
We consolidate certain securitization trusts in which we have a variable interest and are deemed to be the primary beneficiary. Our consolidation policy is further discussed in Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards in our Annual Report on Form 10-K.
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
As of March 31, 2025 and December 31, 2024, we had two and four consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the three months ended March 31, 2025, we exercised a securitization clean up call related to two consolidated VIEs. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of March 31, 2025 and December 31, 2024. Intercompany balances are eliminated upon consolidation.
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
As of March 31, 2025 and December 31, 2024, we had investments in 24 and 23 nonconsolidated VIEs, respectively. During the three months ended March 31, 2025, we established one nonconsolidated trust.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the carrying value of Company assets associated with these nonconsolidated VIEs as of the dates presented.

	March 31, 2025	December 31, 2024
Securitization investments	$120,416	$91,646
Secured loans	831,520	806,441
Servicing rights	92,593	100,839
Securitization Investments
The following table presents additional detail of the aggregate outstanding value of asset-backed bonds and residual investments owned by the Company in nonconsolidated VIEs, which are presented within investment securities in the condensed consolidated balance sheets. These risk retention interests represent the carrying value of our holdings in nonconsolidated VIEs, and the maximum exposure to a loss as a result of our involvement as of the dates presented.

	March 31, 2025	December 31, 2024
Personal loans	$86,979	$56,849
Student loans	33,437	34,797
Securitization investments(1)	$120,416	$91,646
_____________________
(1)As of March 31, 2025, includes $34.9 million and $4.3 million of asset-backed bonds and residual investments, respectively, classified as available for sale. See Note 5. Investment Securities for additional information.
See Note 11. Fair Value Measurements for the key inputs used in the fair value measurements of these asset-backed bonds and residual interests.
Low Income Housing Tax Credit Investments
The Company makes equity investments as a limited partner in various entities that sponsor affordable housing projects that qualify for the LIHTC program. The purpose of these investments is not only to support the Company’s community reinvestment initiatives, but also to provide an investment return, primarily through the realization of tax benefits. Each of these entities is managed by an unrelated third-party general partner or managing member that has the power to direct the activities which most significantly affect the performance of each entity. Therefore, the Company has determined that it is not the primary beneficiary of any of these LIHTC entities and accordingly, does not consolidate the VIEs.
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments, which are included in other assets and accounts payable, accruals and other liabilities, respectively, in the condensed consolidated balance sheets. Our investments were $28.5 million and $12.6 million as of March 31, 2025 and December 31, 2024, respectively. The unfunded commitments, included as part of our investments, were $23.2 million and $11.1 million as of March 31, 2025 and December 31, 2024, respectively, the majority of which are expected to be funded over the next 3 years.
The Company accounts for its LIHTC investments under the proportional amortization method. Under this method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The related tax credits and other benefits recognized, as well as the amortization of the related investments were immaterial for the three months ended March 31, 2025. There were no tax credits and other benefits recognized, nor amortization of related investments for the three months ended March 31, 2024.

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
The following table presents detail of our deposits:

	March 31, 2025	December 31, 2024
Savings deposits	$24,478,243	$22,838,858
Demand deposits(1)	2,295,740	2,205,377
Time deposits(1)(2)	362,184	817,165
Total interest-bearing deposits	27,136,167	25,861,400
Noninterest-bearing deposits	120,361	116,804
Total deposits	$27,256,528	$25,978,204
_____________________
(1) As of March 31, 2025, and December 31, 2024, includes brokered deposits of $322,914 and $772,914, respectively, consisting of time deposits.
(2) As of March 31, 2025 and December 31, 2024, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $25,041 and $20,305, respectively.
As of March 31, 2025, future maturities of our total time deposits were as follows:

Remainder of 2025	$355,925
2026	5,953
2027	25
2028	163
2029	117
Thereafter	1
Total	$362,184

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 8. Debt

The following table summarizes the components of our debt:

	March 31, 2025					December 31, 2024
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$411,152	5.01% – 5.83%	June 2025 – March 2028	$3,268,750	$352,621	$205,367
Student loan warehouse facilities	1,043,694	4.91% – 6.16%	May 2025 – January 2027	3,730,000	867,574	1,044,682
Risk retention warehouse facilities(5)	17,684	5.91%	October 2027	100,000	5,736	6,834
Revolving credit facility(6)		5.92%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(7)		—%	October 2026		428,022	428,022
Convertible senior notes, due 2029(8)		1.25%	March 2029		862,500	862,500
Other financing(9)	182,703			210,530	—	—
Securitizations
Personal loan securitizations	59,814	—%	May 2031		—	14,377
Student loan securitizations	74,573	3.09% – 3.73%	August 2048		63,755	66,501
Total, before unamortized debt issuance costs, premiums and discounts					$3,066,208	$3,114,283
Less: unamortized debt issuance costs, premiums and discounts(10)					(20,063)	(21,591)
Total debt					$3,046,145	$3,092,692
_________________
(1)As of March 31, 2025, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of March 31, 2025. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of March 31, 2025 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 40 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts issued during the three months ended March 31, 2025.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of March 31, 2025, $12.3 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 14. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three months ended March 31, 2025 and 2024, total interest expense on the convertible notes was $0.5 million and $1.2 million, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs. For the three months ended March 31, 2025 and 2024, the effective interest rate was 0.43% and 0.92%, respectively. As of March 31, 2025 and December 31, 2024, unamortized debt discount and issuance costs were $2.8 million and $3.3 million, respectively, and the net carrying amount was $425.2 million and $424.7 million, respectively.
(8)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three months ended March 31, 2025, total interest expense on the convertible notes was $3.8 million, which was composed of $2.7 million of contractual interest expense and $1.1 million of amortization of discounts and issuance costs; and the effective interest rate was 1.77%. For the three months ended March 31, 2024, total interest expense on the convertible notes was $1.0 million, which was composed of $0.7 million of contractual interest expense and $0.3 million of amortization of discounts and issuance costs; and the effective interest rate was 1.37%. As of March 31, 2025 and December 31, 2024, unamortized debt discount and issuance costs were $17.2 million and $18.3 million, respectively, and the net carrying amount was $845.3 million and $844.2 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(9)Includes $47.7 million of loans and $135.0 million of investment securities pledged as collateral to secure $160.5 million of available borrowing capacity with the FHLB, of which $25.2 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 14. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
(10)As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs related to revolving debt of $1.4 million and $1.5 million, respectively, was reported in other assets in the condensed consolidated balance sheets.
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
As of March 31, 2025, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock.
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
Conversion
During the three months ended March 31, 2025, a conditional conversion feature of the 2029 convertible notes was met. Specifically, the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. As a result of this condition being met, the 2029 convertible notes are convertible, in whole or in part, at the option of the holders from April 1, 2025 to June 30, 2025. Through May 6, 2025, no holder elected to convert their notes. Whether the 2029 convertible notes will be convertible following June 30, 2025 will depend on the continued satisfaction of this conversion condition or another conversion condition in the future.
Material Changes to Debt Arrangements
During the three months ended March 31, 2025, one warehouse facility matured. We did not open or close any warehouse facilities.
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of March 31, 2025, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

March 31, 2025
Remainder of 2025	$—
2026	428,022
2027	—
2028	486,000
2029	862,500
Thereafter	—
Total	$1,776,522

Note 9. Equity

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
In May 2024, the Company redeemed all of the 3,234,000 shares of Series 1 Redeemable Preferred Stock outstanding, subsequent to which the Company had no Series 1 Redeemable Preferred Stock outstanding. During the three months ended March 31, 2024, the Series 1 preferred stockholders were entitled to dividends of $10,079. Payment for all accrued but unpaid dividends was made at the time of redemption.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of March 31, 2025, the Company had 1,104,104,203 shares of common stock and no shares of non-voting common stock issued and outstanding.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance:

	March 31, 2025	December 31, 2024
Outstanding stock options, restricted stock units and performance stock units	94,887,284	89,282,474
Possible future issuance under stock plans	133,071,275	81,764,571
Conversion of convertible notes(1)	19,096,202	19,096,202
Total common stock reserved for future issuance	247,054,761	190,143,247
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible note principal at the conversion rate in effect at the balance sheet date. As of March 31, 2025, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock. The principal amount of the 2029 convertible notes is to be settled by paying or delivering cash. See Note 8. Debt for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the three months ended March 31, 2025 and 2024.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended March 31, 2025
AOCI, beginning balance	$(9,359)	$994	$(8,365)
Other comprehensive income before reclassifications(1)	11,462	(269)	11,193
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive income (loss)(2)	11,462	(269)	11,193
AOCI, ending balance	$2,103	$725	$2,828
Three Months Ended March 31, 2024
AOCI, beginning balance	$(2,201)	$992	$(1,209)
Other comprehensive income before reclassifications(1)	(700)	(179)	(879)
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive loss(2)	(700)	(179)	(879)
AOCI, ending balance	$(2,901)	$813	$(2,088)
____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income. There were no reclassifications related to foreign currency translation adjustments during any of the periods presented.
(2)There were no material tax impacts during any of the periods presented.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 10. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended March 31,
	2025	2024
Interest rate swaps(1)	$(131,736)	$201,285
Interest rate caps(1)	—	(2,283)
Home loan pipeline hedges(1)	(2,143)	856
Derivative contracts to manage future loan sale execution risk	(133,879)	199,858
Interest rate swaps(2)	(1,094)	6,063
IRLCs(1)	6,847	281
Interest rate caps(1)	—	2,290
Total	$(128,126)	$208,492
_____________________
(1) Recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income.
(2) Represents gains (losses) on derivative contracts to manage securitization investment interest rate risk, which are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income.
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

	March 31, 2025		December 31, 2024
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$—	$(140,956)	$288,062	$—
Home loan pipeline hedges	27	(1,255)	928	(43)
Total, gross	27	(142,211)	288,990	(43)
Derivative netting	(27)	27	(43)	43
Total, net(1)	$—	$(142,184)	$288,947	$—
_____________________
(1) As of March 31, 2025, we had a cash collateral requirement related to these instruments of $140,956. We did not have a cash collateral requirement related to these instruments as of December 31, 2024.
The following table presents the notional amount of derivative contracts outstanding:

	March 31, 2025	December 31, 2024
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$15,720,750	$14,829,500
Home loan pipeline hedges	224,000	228,000
Interest rate swaps(1)	55,500	55,500
IRLCs(2)	431,607	216,707
Total	$16,431,857	$15,329,707
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
While the notional amounts of derivative instruments give an indication of the volume of our derivative activity, they do not necessarily represent amounts exchanged by parties and are not a direct measure of our financial exposure. See Note 11. Fair Value Measurements for additional information on our derivative assets and liabilities.

Note 11. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	March 31, 2025				December 31, 2024
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	252,571	—	—	252,571	273,652	—	—	273,652
Agency mortgage-backed securities(1)	—	1,776,460	—	1,776,460	—	1,526,394	—	1,526,394
Corporate bonds(1)	—	3,210	—	3,210	—	3,217	—	3,217
Other(1)	—	799	—	799	—	780	—	780
Asset-backed bonds(2)	—	91,686	—	91,686	—	66,252	—	66,252
Residual investments(2)	—	—	28,730	28,730	—	—	25,394	25,394
Investment securities(3)	252,571	1,872,155	28,730	2,153,456	273,652	1,596,643	25,394	1,895,689
Loans at fair value(4)	—	88,055	27,709,465	27,797,520	—	66,928	26,215,332	26,282,260
Servicing rights	—	—	389,780	389,780	—	—	342,128	342,128
Third party warrants(5)(6)	—	—	540	540	—	—	540	540
Derivative assets(5)(7)(8)	—	27	—	27	—	288,990	—	288,990
IRLCs(5)(9)	—	—	8,074	8,074	—	—	1,227	1,227
Student loan commitments(5)(9)	—	—	471	471	—	—	6,042	6,042
Total assets	$252,571	$1,960,237	$28,137,060	$30,349,868	$273,652	$1,952,561	$26,590,663	$28,816,876
Liabilities
Debt(10)	$—	$63,754	$—	$63,754	$—	$80,878	$—	$80,878
Residual interests classified as debt	—	—	579	579	—	—	609	609
Derivative liabilities(5)(7)(8)	—	142,211	—	142,211	—	43	—	43
Total liabilities	$—	$205,965	$579	$206,544	$—	$80,921	$609	$81,530
_____________________
(1)Investments in debt securities that were classified as Level 2 rely upon observable inputs other than quoted prices, dealer quotes in markets that are not active and implied pricing derived from new issuances of similar securities. See Note 5. Investment Securities for additional information.
(2)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. See Note 6. Securitization and Variable Interest Entities for additional information. We classify asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The key inputs used to value the asset-backed bonds include the discount rate and conditional prepayment rate. The fair value of our asset-backed bonds was not materially impacted by default assumptions on the underlying securitization loans, as the subordinate residual interests are expected to absorb all estimated losses based on our default assumptions for the period. We classify the residual investments as Level 3 due to the reliance on significant unobservable valuation inputs. See Note 5. Investment Securities for additional information on the asset-backed bonds and residual investments included herein which are classified as available for sale.
(3)These assets are presented within investment securities in the condensed consolidated balance sheets.
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
(7)For certain derivative instruments for which an enforceable master netting agreement exists, we elected to net derivative assets and derivative liabilities by counterparty. These instruments are presented on a gross basis herein. See Note 10. Derivative Financial Instruments for additional information.
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps are classified as Level 2, because these financial instruments do not trade in

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
active markets with observable prices, but rely on observable inputs other than quoted prices. As of March 31, 2025 and December 31, 2024, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
(9)IRLCs and student loan commitments are classified as Level 3 because of our reliance on assumed loan funding probabilities. The assumed probabilities are based on our internal historical experience with home loans and student loans similar to those in the funding pipelines on the measurement date.
(10)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of March 31, 2025 and December 31, 2024, the unpaid principal related to debt measured at fair value was $67,240 and $85,160, respectively. For the three months ended March 31, 2025 and 2024, losses from changes in fair value were $760 and $1,427, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three months ended March 31, 2025 and 2024.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at
	January 1, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	March 31, 2025
Assets
Personal loans	$17,532,396	$(73,425)	$2,898	$(1,195,404)	$3,977,670	$(2,373,157)	$(1,748)	$17,869,230
Student loans	8,597,368	125,769	200,069	—	1,191,463	(545,246)	2,034	9,571,457
Home loans	85,568	9,280	—	—	175,231	(1,301)	—	268,778
Loans at fair value(1)	26,215,332	61,624	202,967	(1,195,404)	5,344,364	(2,919,704)	286	27,709,465
Servicing rights(2)	342,128	1,074	3,637	(1,940)	88,931	(44,050)	—	389,780
Residual investments(3)	25,394	664	4,255	—	—	(1,583)	—	28,730
IRLCs(4)	1,227	8,074	—	—	—	(1,227)	—	8,074
Student loan commitments(4)	6,042	471	—	—	—	(6,042)	—	471
Third party warrants(5)	540	—	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(609)	(35)	—	—	—	65	—	(579)
Net impact on earnings		$71,872

	Fair Value at							Fair Value at
	January 1, 2024	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	March 31, 2024
Assets
Personal loans	$15,330,573	$(269,426)	$16,580	$(1,262,854)	$3,278,882	$(2,035,697)	$(1,053)	$15,057,005
Student loans	6,725,484	(17,117)	—	(294,187)	751,680	(335,937)	4,238	6,834,161
Loans at fair value(1)	22,056,057	(286,543)	16,580	(1,557,041)	4,030,562	(2,371,634)	3,185	21,891,166
Servicing rights(2)	180,469	5,226	980	(53)	75,554	(21,424)	—	240,752
Residual investments(3)	35,920	732	2,553	—	—	(3,352)	—	35,853
IRLCs(4)	2,155	2,436	—	—	—	(2,155)	—	2,436
Student loan commitments(4)	5,465	314	—	—	—	(5,465)	—	314
Third party warrants(5)	630	—	—	—	—	—	—	630
Liabilities
Residual interests classified as debt(3)	(7,396)	(73)	—	—	—	3,340	—	(4,129)
Net impact on earnings		$(277,908)
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included elective repurchases of $200.1 million and $16.6 million during the three months ended March 31, 2025 and 2024, respectively. There were no securitization clean-up calls during the three months ended March 31, 2025 and 2024. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, and securitizations, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income.
(2)For servicing rights, impacts on earnings are recorded within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income.
(3)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income, a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—loans and securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. Purchases of IRLCs during the three months ended March 31, 2024 were associated with our acquisition of Wyndham. For year-to-date periods, amounts represent the summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income.
(5)For third party warrants, impacts on earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains included in earnings attributable to changes in instrument-specific credit risk were $50,969 during the three months ended March 31, 2025 and $40,824 during the three months ended March 31, 2024. The gains attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	March 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	21.4% – 33.2%	26.53%	20.9% – 32.2%	26.01%
Annual default rate	4.3% – 68.0%	4.37%	4.4% – 51.2%	4.55%
Discount rate	4.9% – 7.2%	4.87%	5.3% – 7.4%	5.29%
Student loans
Conditional prepayment rate	7.0% – 11.9%	10.93%	8.6% – 11.9%	10.95%
Annual default rate	0.4% – 6.5%	0.67%	0.4% – 7.1%	0.73%
Discount rate	4.0% – 8.2%	4.22%	4.2% – 8.2%	4.40%
Home loans
Conditional prepayment rate	7.2% – 22.2%	14.67%	6.7% – 23.6%	14.77%
Annual default rate	0.1% – 1.3%	0.47%	0.1% – 3.5%	0.56%
Discount rate	5.6% – 8.0%	6.53%	5.0% – 9.2%	7.47%

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
See Note 3. Loans for additional loan fair value disclosures.
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	March 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.1% – 1.1%	0.2%	0.1% – 1.6%	0.2%
Conditional prepayment rate	8.9% – 38.0%	25.7%	7.5% – 36.7%	25.4%
Annual default rate	3.0% – 40.0%	4.5%	3.0% – 18.0%	4.5%
Discount rate	8.5% – 18.5%	9.5%	8.5% – 18.5%	9.4%
Student loans
Market servicing costs	0.1% – 0.3%	0.1%	0.1% – 0.3%	0.1%
Conditional prepayment rate	9.1% – 19.2%	12.0%	7.6% – 18.1%	11.9%
Annual default rate	0.3% – 10.9%	0.9%	0.3% – 3.7%	0.8%
Discount rate	8.5% – 8.5%	8.5%	8.5% – 8.5%	8.5%
Home loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	5.1% – 25.4%	7.3%	5.0% – 25.0%	6.9%
Annual default rate	0.0% – 0.1%	0.1%	0.0% – 0.1%	0.1%
Discount rate	9.3% – 10.0%	9.3%	9.3% – 10.0%	9.3%
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
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	March 31, 2025	December 31, 2024
Market servicing costs
2.5 basis points increase	$(7,327)	$(6,485)
5.0 basis points increase	(14,688)	(13,014)
Conditional prepayment rate
10% increase	$(11,098)	$(8,344)
20% increase	(21,599)	(16,255)
Annual default rate
10% increase	$(956)	$(662)
20% increase	(1,900)	(1,319)
Discount rate
100 basis points increase	$(6,978)	$(6,370)
200 basis points increase	(13,556)	(12,344)
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	March 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	10.9% – 33.9%	17.4%	11.0% – 32.7%	16.0%
Annual default rate	0.6% – 8.0%	2.3%	0.5% – 7.8%	1.8%
Discount rate	5.5% – 30.0%	9.4%	5.5% – 30.0%	8.6%
Residual interests classified as debt
Conditional prepayment rate	11.9% – 11.9%	11.9%	11.9% – 11.9%	11.9%
Annual default rate	1.0% – 1.0%	1.0%	1.0% – 1.0%	1.0%
Discount rate	9.5% – 9.5%	9.5%	10.3% – 10.3%	10.3%
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
Loan Commitments
We classify student loan commitments as Level 3 because the assets do not trade in an active market with readily observable prices and, as such, our valuations utilize significant unobservable inputs. Additionally, we classify IRLCs as Level 3, as our IRLCs are inherently uncertain and unobservable given that a home loan origination is contingent on a variety of factors. The following key unobservable inputs were used in the fair value measurements of our IRLCs and student loan commitments:

	March 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	63.6% – 75.5%	70.4%	58.1% – 79.7%	71.8%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $10,007 and $149,402 as of March 31, 2025 and December 31, 2024, respectively. See Note 10. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets
Cash and cash equivalents(1)	$2,085,697	$2,085,697	$—	$—	$2,085,697
Restricted cash and restricted cash equivalents(1)	630,439	630,439	—	—	630,439
Loans at amortized cost(2)	1,296,413	—	—	1,325,849	1,325,849
Other investments(3)	115,655	—	115,655	—	115,655
Total assets	$4,128,204	$2,716,136	$115,655	$1,325,849	$4,157,640
Liabilities
Deposits(4)	$27,256,528	$—	$27,257,323	$—	$27,257,323
Debt(5)	2,982,391	1,645,941	1,711,931	—	3,357,872
Total liabilities	$30,238,919	$1,645,941	$28,969,254	$—	$30,615,195
December 31, 2024
Assets
Cash and cash equivalents(1)	$2,538,293	$2,538,293	$—	$—	$2,538,293
Restricted cash and restricted cash equivalents(1)	171,067	171,067	—	—	171,067
Loans at amortized cost(2)	1,246,458	—	—	1,274,080	1,274,080
Other investments(3)	109,417	—	109,417	—	109,417
Total assets	$4,065,235	$2,709,360	$109,417	$1,274,080	$4,092,857
Liabilities
Deposits(4)	$25,978,204	$—	$25,979,896	$—	$25,979,896
Debt(5)	3,011,814	1,994,381	1,742,884	—	3,737,265
Total liabilities	$28,990,018	$1,994,381	$27,722,780	$—	$29,717,161
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
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The estimated fair value of our 2026 convertible notes was $428.1 million and $453.5 million as of March 31, 2025 and December 31, 2024, respectively. The estimated fair value of our 2029 convertible notes was $1.2 billion and $1.5 billion as of March 31, 2025 and December 31, 2024, respectively. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Investments in equity securities of $29,500 as of both March 31, 2025 and December 31, 2024, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $27,500 investment as of both March 31, 2025 and December 31, 2024, valued under the measurement alternative method.

Note 12. Share-Based Compensation

2021 Stock Option and Incentive Plan
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
2024 Employee Stock Purchase Plan
The 2024 Employee Stock Purchase Plan (the “2024 ESPP”) allows for the issuance of common stock pursuant to our ESPP. Our ESPP provides permitted eligible employees the right to purchase shares of the Company's common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations.
Compensation and Benefits
Share-based compensation expense related to stock options, RSUs, PSUs and the ESPP is presented within the following line items in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2025	2024
Technology and product development	$23,907	$19,279
Sales and marketing	5,352	4,962
Cost of operations	3,425	2,918
General and administrative	31,072	27,923
Total	$63,756	$55,082
Total compensation and benefits, inclusive of share-based compensation expense, was $268,606 and $208,246 for the three months ended March 31, 2025 and 2024, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2025	14,810,602	$7.85	3.1
Exercised	(42,235)	4.62
Expired	(8,748)	6.20
Outstanding as of March 31, 2025	14,759,619	$7.86	2.9
Exercisable as of March 31, 2025	14,759,619	$7.86	2.9
As of March 31, 2025, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	60,423,369	$7.77
Granted	14,347,550	12.52
Vested(1)	(9,121,956)	7.86
Forfeited	(1,121,737)	7.61
Outstanding as of March 31, 2025	64,527,226	$8.81
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the three months ended March 31, 2025 was $71.7 million.
As of March 31, 2025, there was $529.6 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.4 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	14,048,503	$10.81
Granted	1,820,753	13.42
Forfeited	(268,817)	7.51
Outstanding as of March 31, 2025	15,600,439	$11.17
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model.
During 2025, we granted PSUs that will vest, if at all, at the conclusion of a three-year measurement period commencing January 1, 2025, subject to the achievement of specified performance goals, such as such as absolute growth in tangible book value, total risk weighted capital ratio, and relative total shareholder return. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes the inputs used for estimating the fair value of PSUs granted:

	Three Months Ended March 31,
Input	2025	2024
Risk-free interest rate	3.9%	4.5%
Expected volatility	64.3%	73.0%
Fair value of common stock	$11.26	$8.02
Dividend yield	—%	—%
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
As of March 31, 2025, there was $42.1 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.6 years.
Employee Stock Purchase Plan
Compensation expense for the ESPP relates to the 15% discount and is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes Model and compensation expense is recognized over the offering period.
The table below presents the fair value assumptions used for the period indicated:

Input	Three Months Ended March 31, 2025
Risk-free interest rate	4.3%
Expected term (in years)	0.5
Expected volatility	49.6%
Fair value of common stock	$15.57
Dividend yield	—%
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
As of March 31, 2025, there was $1.6 million of unrecognized compensation cost related to the ESPP, to be recognized over the remainder of the six-month offering period ending in June 2025.

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
For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $8,666 and $6,183, respectively. The income tax expense recognized in both periods was primarily attributable to the Company’s profitability and discrete tax benefits for stock compensation recorded in each quarter.

There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2025, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the three months ended March 31, 2025, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

Note 14. Commitments, Guarantees, Concentrations and Contingencies

Leases and Occupancy
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2025 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. We also have operating and finance leases associated with various naming and sponsorship rights agreements. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for operating lease liabilities of $726 during the three months ended March 31, 2025.
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $8,120 and $7,758 during the three months ended March 31, 2025 and 2024, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.
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
As of March 31, 2025 and December 31, 2024, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $12.8 million and $11.9 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income or within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business. As of March 31, 2025 and December 31, 2024, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $13.1 billion and $12.5 billion, respectively.
As of both March 31, 2025 and December 31, 2024, we had a total of $5.6 million in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million of our cash as of March 31, 2025 and December 31, 2024, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of both March 31, 2025 and December 31, 2024, we had a total of $25.2 million in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of March 31, 2025, we funded $6.0 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $19.0 million of the total $25.0 million commitment outstanding.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of March 31, 2025 and December 31, 2024, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.

Note 15. Earnings Per Share

Series 1 Redeemable Preferred Stock has preferential cumulative dividend rights. To calculate net income attributable to common stockholders for each period presented, we adjust the numerator for basic and diluted EPS for the impact of the contractual amount of dividends payable to holders of Series 1 Redeemable Preferred Stock and the impact of redemption activity, if applicable. In May 2024, the Company redeemed all Series 1 Redeemable Preferred Stock outstanding. See Note 9. Equity for additional information.
Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted EPS is computed by dividing net income attributable to common stockholders, as adjusted for activity related to convertible notes, net of tax, if dilutive and applicable, by the weighted average number of shares of common stock outstanding during the period plus the effect of dilutive potential common shares. These potential common shares relate to (i) contingently issuable shares including PSU awards which require future service as a condition of delivery of the underlying common stock as determined using contingently issuable share guidance, (ii) outstanding RSUs, options, warrants and shares issuable under the ESPP as determined using the treasury stock method, and (iii) shares issuable upon conversion of convertible notes as determined using the if-converted method. The adjustment for convertible notes reflects the conversion price at the end of the reporting period. We excluded the effect of all potentially dilutive common stock elements from the denominator in the computation of diluted EPS in the periods where their inclusion would have been anti-dilutive.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
($ and shares in thousands, except per share amounts)(1)	2025	2024
Numerator:
Net income	$71,116	$88,043
Less: Redeemable preferred stock dividends	—	(10,079)
Net income attributable to common stockholders – basic	$71,116	$77,964
Plus: Dilutive effect of convertible notes, net(2)	339	(55,441)
Net income attributable to common stockholders – diluted(2)	$71,455	$22,523
Denominator:
Weighted average common stock outstanding – basic	1,097,994	982,617
Convertible notes(3)	50,508	47,846
Unvested RSUs	30,244	9,752
Common stock options	6,719	2,261
Weighted average common stock outstanding – diluted	1,185,466	1,042,477
Earnings per share – basic	$0.06	$0.08
Earnings per share – diluted	$0.06	$0.02
________________________
(1)Certain amounts may not recalculate exactly using the rounded amounts provided. Earnings per share is calculated based on unrounded numbers.
(2)Reflects interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method. For the three months ended March 31, 2024, diluted earnings per share of $0.02 and diluted net income attributable to common stockholders of $22,523 also exclude gain on extinguishment of debt, net of tax.
(3)For the three months ended March 31, 2025, includes incremental dilutive shares from 2026 convertible notes and 2029 convertible notes. For the three months ended March 31, 2024, includes incremental dilutive shares from 2026 convertible notes.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

	Three Months Ended March 31,
(Shares in thousands)	2025	2024
Unvested RSUs(1)	3,067	17,211
Common stock options(1)	—	7,567
Unvested PSUs	15,600	14,914
ESPP	1,018	—
Contingent common stock(2)	46	46
Common stock warrants(3)	—	12,171
________________________
(1)Amounts reflect weighted average instruments outstanding.
(2)Represents contingently returnable common stock in connection with the Technisys Merger, which consists of shares that continue to be held in escrow pending resolution of outstanding indemnification claims by SoFi. These shares were issued in 2022 and partially released in 2023.
(3)All remaining unexercised common stock warrants expired in May 2024. As of March 31, 2025, the Company has no outstanding common stock warrants.

Note 16. Business Segment Information

We have three reportable segments: Lending, Technology Platform and Financial Services. Each of our reportable segments is a strategic business unit that serves specific needs of our members based on the products and services provided. Assets are not allocated to reportable segments, as our CODM does not evaluate reportable segments using discrete asset information. Refer to our Annual Report on Form 10-K for discussion of our segment organization.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Segment Results
The following tables present financial information, including the measure of contribution profit, for each reportable segment. Directly attributable expenses are the significant expenses of each of our respective segments relative to those regularly provided to our CODM. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

Three Months Ended March 31, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue (loss)
Net interest income (expense)	$360,621	$413	$173,199	$534,233	$(35,507)	$498,726
Noninterest income(2)	52,752	103,014	129,920	285,686	(12,653)	273,033
Total net revenue (loss)	$413,373	$103,427	$303,119	$819,919	$(48,160)	$771,759
Provision for credit losses	—	—	(5,639)	(5,639)
Servicing rights – change in valuation inputs or assumptions(3)	(1,074)	—	—	(1,074)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	35	—	—	35
Directly attributable expenses(5):
Compensation and benefits	(35,889)	(44,486)	(42,479)
Direct advertising	(67,769)	—	(5,676)
Lead generation	(40,245)	—	(31,668)
Loan origination and servicing costs	(18,721)	—	—
Product fulfillment	—	(13,962)	(18,701)
Tools and subscriptions	—	(6,890)	—
Member incentives	—	—	(16,083)
Professional services	(2,235)	(2,670)	(7,257)
Intercompany technology platform expenses	(489)	—	(11,021)
Other	(8,051)	(4,506)	(16,263)
Directly attributable expenses	(173,399)	(72,514)	(149,148)	(395,061)
Contribution profit	$238,935	$30,913	$148,332	$418,180

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Three Months Ended March 31, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income	$266,536	$501	$119,713	$386,750	$15,968	$402,718
Noninterest income(2)	63,940	93,865	30,838	188,643	53,634	242,277
Total net revenue	$330,476	$94,366	$150,551	$575,393	$69,602	$644,995
Provision for credit losses	—	—	(7,165)	(7,165)
Servicing rights – change in valuation inputs or assumptions(3)	(5,226)	—	—	(5,226)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	73	—	—	73
Directly attributable expenses(5):
Compensation and benefits	(28,254)	(36,298)	(32,505)
Direct advertising	(44,769)	—	(8,997)
Lead generation	(24,815)	—	(6,419)
Loan origination and servicing costs	(10,430)	—	—
Product fulfillment	—	(13,647)	(16,576)
Tools and subscriptions	—	(6,735)	—
Member incentives	—	—	(19,384)
Professional services	(2,378)	(2,696)	(4,777)
Intercompany technology platform expenses	(444)	—	(4,951)
Other	(6,514)	(4,248)	(12,603)
Directly attributable expenses	(117,604)	(63,624)	(106,212)	(287,440)
Contribution profit	$207,719	$30,742	$37,174	$275,635
____________________
(1)Within the Technology Platform segment, intercompany fees were $16,195 for the three months ended March 31, 2025 and $7,001 for the three months ended March 31, 2024. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
(2)Refer to Note 2. Revenue for a reconciliation of revenue from contracts with customers to total noninterest income.
(3)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. Moreover, these non-cash charges, which are recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income, are unrealized during the period and, therefore, have no impact on our cash flows from operations.
(4)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated securitization VIEs by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These residual debt obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income, but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business.
(5)The significant expense categories and amounts presented align with the segment-level information that is regularly provided to the CODM. Other expenses for our Lending segment primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third-party loan fraud (net of related insurance recoveries). Other expenses for our Technology Platform are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs. Other expenses for our Financial Services segment primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table reconciles reportable segments total contribution profit to consolidated income before income taxes. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Three Months Ended March 31,
	2025	2024
Reportable segments total contribution profit	$418,180	$275,635
Corporate/Other total net revenue (loss)	(48,160)	69,602
Intercompany expenses	16,195	7,001
Servicing rights – change in valuation inputs or assumptions	1,074	5,226
Residual interests classified as debt – change in valuation inputs or assumptions	(35)	(73)
Not allocated to segments:
Share-based compensation expense	(63,756)	(55,082)
Employee-related costs(1)	(88,197)	(62,384)
Depreciation and amortization expense	(55,283)	(48,539)
Other corporate and unallocated(2)	(100,236)	(97,160)
Income before income taxes	$79,782	$94,226
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
Goodwill
Goodwill as of both March 31, 2025 and December 31, 2024 was $1,393,505. As of March 31, 2025, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of March 31, 2025.

Note 17. Subsequent Events

Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Quarterly Report on Form 10-Q, and determined that there were no subsequent events to report.

SoFi Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as SoFi Technologies’ audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 24, 2025 and subsequent filings with the SEC. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

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
In order to help achieve our mission, we are a member-centric, one-stop shop for financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients” as defined under “Key Business Metrics”. We offer personal loans, student loans, home loans and related servicing and offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services that we offer through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. We have also made strategic acquisitions to further expand our technology platform capabilities for enterprises, which we believe deepen our participation in the entire technology ecosystem powering digital financial services.
We have built a personalized area within our digital native application, which we refer to as the member home experience. The member home experience is personalized and delivers content to a member about what they must do that day in their financial life, what they should consider doing that day in their financial life, and what they could do that day in their financial life. Through the member home experience, there are significant opportunities to build frequent engagement and, to date, the member home experience has been an important driver of new product adoption. The member home experience is an important part of our strategy and our ability to use data as a competitive advantage.
To complement these products and services, we believe in establishing partnerships with other enterprises to leverage our existing capabilities to reach a broader market and in building vertically-integrated technology platforms designed to manage and deliver our suite of products and technology solutions to our members and clients in a low-cost and differentiated manner.
Our three reportable segments and their primary product and service offerings as of March 31, 2025 were as follows:
_________________
(1)Loan Platform Business includes activity related to (i) certain loans which we originate on behalf of third-party partners, (ii) referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, (iii) certain loans associated with our Lantern financial services marketplace platform, and (iv) servicing rights assumed from third parties. Refer to “Financial Services Segment” and “Lending Segment” for more information.

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
We believe that developing a comprehensive, long-term relationship with our members and gaining their trust is central to our success as a financial services platform. We have a digital-first financial services platform that we believe can support all of our members’ financial services needs throughout their lifetime. We believe this will lead to a competitive advantage over financial institutions that provide a disjointed and non-seamless product experience, a lack of digital customer acquisition, subpar mobile web products instead of digital native apps and incomplete product offerings to meet a customer’s holistic financial needs.
Enterprises
In addition to benefiting our members, our products and capabilities are also designed to appeal to enterprises and have become interconnected with the SoFi platform, such as financial services institutions that subscribe to our enterprise services, third-party partners in our Loan Platform Business, and clients who utilize our technology platform services. While our enterprises are not considered members, they are important contributors to the growth of the SoFi platform, and also have their own constituents who might benefit from our products in the future.
SoFi Bank
SoFi Technologies is a bank holding company, and SoFi Bank is a nationally chartered association. Golden Pacific’s community bank business continues to operate as a division of SoFi Bank.
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
Lending Segment
We offer personal loans, student loans, home loans and related servicing to help our members with a variety of financial needs. We believe that our market opportunity within each of these lending channels is significant. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous. Furthermore, our platform supports the full transaction lifecycle, including credit application, underwriting, approval, funding and servicing. Through data derived at loan origination and throughout the servicing process, SoFi has life-of-loan performance data on each loan in our ecosystem that we originate and on which we retain servicing, which provides a meaningful data asset. Net interest income, which we define as the difference between the

SoFi Technologies, Inc.

earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment, along with fee-based revenue, which includes loan origination fees.
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
Our personal loan and student loan underwriting models are typically based on credit reports, standard industry credit scores, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt-to-income, and collateral eligibility established by the GSEs. Government loans, such as VA and Federal Housing Administration loans, are subject to the underwriting requirements established by the appropriate government agency. In addition to these requirements, agency-conforming and government loans may be subject to credit eligibility criteria established by SoFi as well as individual investor requirements. Other non-agency loans originated by us, such as jumbo loans, home equity loans and HELOCs, are subject to credit eligibility established by SoFi and/or investor credit criteria, which typically includes established credit history requirements, credit score requirements, income verification, as well as maximum limits on debt-to-income and caps on loan-to-value.
We also leverage our data to provide existing members a streamlined application process through automation. Across our loan products, existing members generally experience a higher approval rate than new members, subject to the existing member being in good standing on their existing products.
Technology Platform Segment
We provide technology platform services through a diversified suite of offerings which include an event and authorization platform accessed via application programming interfaces, a cloud-native digital and core banking platform and services related to both platforms. Our customers include financial institutions, government entities and non-financial institutions primarily in North America and Latin America. We earn technology product and solutions fee-based revenue through the use of the platforms, either as a stand ready obligation, or from overall license and maintenance fee service arrangements related to those respective platforms. We also offer additional add-on technology solutions to support our clients and drive engagement, such as a conversational AI engine for customers of banks and financial institutions, and a real-time payment risk platform which employs AI and machine learning technology to enhance payment fraud mitigation strategies for financial customers. We continue to leverage investments made to integrate Galileo and Technisys and position the Technology Platform segment for diversified durable growth.
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
SoFi Money: Checking and savings accounts provide a digital banking experience which allows members to spend, save and earn interest and rewards in flexible ways. We believe SoFi Checking and Savings accounts held at SoFi Bank are attractive to our members and prospective members due to our differentiated offerings, including competitive interest rates, access to expanded FDIC insurance coverage of up to $3 million through our Insured Deposit Program and the convenience and benefits of being part of a cohesive, simplified financial ecosystem within our mobile platform.
SoFi Invest: A mobile-first investment platform offering members access to trading and advisory solutions, such as active investing and robo-advisory. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform. Our active investing service enables members to buy and sell stocks and ETFs, as well as alternative investment funds, mutual funds and money market funds, to engage in options trading, to

SoFi Technologies, Inc.

participate in IPOs, to buy and sell fractional shares, to engage in margin investing and to access a retirement investment account. Our robo-advisory service offers a variety of managed portfolios comprising ETFs and mutual funds that are built and managed by our investment committee with support from an asset management partner. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience.
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
We earn revenues, both net interest income and fee-based, in connection with our Financial Services segment primarily in the ways listed below. See Note 16. Business Segment Information and Note 2. Revenue to the Notes to Condensed Consolidated Financial Statements for additional information on the FTP framework and Financial Services revenue from contracts with customers. Certain products, such as our complementary product SoFi Relay, do not provide direct sources of revenue. Revenue is driven primarily by variability in product utilization by members, as well as volume of transactions related to arrangements that we enter into with enterprise partners as outlined below.
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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes components for a fixed price per loan and recognition of servicing assets. These fees accounted for 56% of our total Financial Services noninterest income for the three months ended March 31, 2025.

SoFi Technologies, Inc.

•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 17% of our total Financial Services noninterest income for the three months ended March 31, 2025.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 18% of our total Financial Services noninterest income for the three months ended March 31, 2025.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 5% of our total Financial Services noninterest income for the three months ended March 31, 2025.

SoFi Technologies, Inc.

Business Highlights

SoFi is a financial services company that leverages technology to serve people and enterprises. We reported a number of key financial achievements in the three months ended March 31, 2025, including total net revenue of $771.8 million, representing an increase of 20% over total net revenue in the same period of 2024. For the first quarter of 2025, total fee-based revenue reached a record of $315.4 million, compared to $189.4 million in the same period of 2024, a year-over-year increase of 67%. This was driven by strong performance from our Loan Platform Business, as well as origination fee revenue, referral fee revenue, interchange fee revenue and brokerage fee revenue. Diluted EPS for the three months ended March 31, 2025 was $0.06 compared to diluted EPS of $0.02 in the same period of 2024. Diluted EPS for the 2024 period does not include benefits from the gain on convertible debt exchanges in the first quarter of 2024.
The following table sets forth selected financial data:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands, except per share amounts)	2025	2024	$ Change	% Change
Net interest income	$498,726	$402,718	$96,008	24%
Total noninterest income	273,033	242,277	30,756	13%
Total net revenue	771,759	644,995	126,764	20%
Provision for credit losses	5,678	7,182	(1,504)	(21)%
Total noninterest expense	686,299	543,587	142,712	26%
Net income	$71,116	$88,043	(16,927)	(19)%
Earnings per share – diluted	$0.06	$0.02	$0.04	200%
Net interest margin	6.01%	5.91%

	March 31, 2025	December 31, 2024	$ Change	% Change
Loans held for sale, at fair value	$18,226,063	$17,684,892	$541,171	3%
Loans held for investment, at fair value	9,571,457	8,597,368	974,089	11%
Loans held for investment, at amortized cost	1,296,413	1,246,458	49,955	4%
Total deposits	27,256,528	25,978,204	1,278,324	5%

Total risk-based capital ratio, SoFi Technologies	15.5%	16.2%
Total risk-based capital ratio, SoFi Bank	16.6%	17.5%
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 10.9 million as of March 31, 2025, a 34% increase from the prior year period, while total products reached over 15.9 million as of March 31, 2025, a 35% year-over-year increase.

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Lending
Total net revenue	$413,373	$330,476	82,897	25%
Contribution profit	238,935	207,719	31,216	15%
Technology Platform
Total net revenue	103,427	94,366	9,061	10%
Contribution profit	30,913	30,742	171	1%
Financial Services
Total net revenue	303,119	150,551	152,568	101%
Contribution profit	148,332	37,174	111,158	299%
Lending segment contribution profit of $238.9 million for the three months ended March 31, 2025 at a segment contribution margin of 58%, increased 15% over the respective 2024 period, which had a segment contribution margin of 63%. Lending segment performance was driven by net interest income, which rose 35% year-over-year, primarily driven by growth in average loan balances of 22%. Origination volume for our Lending products increased 66% for the three months ended

SoFi Technologies, Inc.

March 31, 2025, as a result of continued strong member demand for personal loans, student loans and home loans as well as strong demand from capital markets partners. Overall, we sold, or transferred through our Loan Platform Business, more than $3.1 billion in total of personal loans and home loans. We believe that the growth opportunity for the Loan Platform Business continues to be strong.
Technology Platform segment contribution profit of $30.9 million for the three months ended March 31, 2025 increased 1% over the respective 2024 period, and total net revenue of $103.4 million for the three months ended March 31, 2025 increased 10% over the respective 2024 period. Technology Platform total enabled client accounts increased 5% year-over-year, to 158 million up from 151 million in the prior year period. SoFi continues to diversify its Technology Platform client base beyond financial services companies. During the quarter, SoFi launched a first-of-its-kind offering in the U.S. hospitality sector with the launch of a co-branded debit card program with Wyndham Hotels & Resorts.
Within our Financial Services segment, contribution profit of $148.3 million for the three months ended March 31, 2025 significantly improved compared to a contribution profit of $37.2 million in the respective 2024 period. Total net revenue of $303.1 million for the three months ended March 31, 2025 increased 101% over the respective 2024 period. In the first quarter, we generated $92.8 million in loan platform fees, driven by $1.6 billion of personal loans originated on behalf of third parties, as well as referrals. Additionally, our Loan Platform Business generated $3.3 million in servicing cash flow which is recorded in our Lending segment. In total, our Loan Platform Business added $96.1 million to our consolidated adjusted net revenue across these two segments. We also continued to see healthy growth in interchange fee revenue in the first quarter of 2025, up 90% year-over-year, driven by increased spend across Money and Credit Card. We plan to continue to pursue opportunities to increase fee-based revenue.
We achieved continued strong growth in member deposits and strong deposit contribution from direct deposit members, ending the period with $27.3 billion of total deposits as of March 31, 2025, allowing us to maintain diversified sources of funding and driving an increase in net interest income earned on our deposits. Member deposit funds grew nearly $2.2 billion during the quarter, which included $700.0 million of member funds swept off balance sheet as part of our Insured Deposit Program. We continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing the benefits of our offering to our members.
In February 2025, we expanded our SoFi Plus membership program, which provides a range of benefits across our suite of products including an attractive APY with a SoFi Money account, extra cash back rewards, exclusive rate discounts on loans, unlimited financial planning sessions with our CFPs and more. Members are able to access these membership benefits through a monthly subscription or direct deposit to a checking and savings account.
The strength of our results underscores our belief that our suite of differentiated products and services provides the foundation for a diversified business that can endure through market cycles as well as in the face of exogenous factors. For instance, our access to multiple channels of funding, including deposit and loan warehouse funding, provides an increased optionality in sourcing liquidity through different environments and periods of capital markets volatility, as well as increases our flexibility to capture additional net interest margin and optimize returns. This typically provides more stable earnings in any macroeconomic environment, but is particularly important during times of macroeconomic volatility. We continue to strive to innovate and develop new products and services, and are currently considering ways to enhance our offerings with cryptocurrency and blockchain developments in concert with the evolving regulatory landscape.

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

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Total net revenue (GAAP)	$771,759	$644,995
Servicing rights – change in valuation inputs or assumptions(1)	(1,074)	(5,226)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	35	73
Gain on extinguishment of debt(3)	—	(59,194)
Adjusted net revenue (non-GAAP)	$770,720	$580,648
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

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total net revenue (GAAP)	$771,759	$734,125	$697,121	$598,618	$644,995
Servicing rights – change in valuation inputs or assumptions(1)	(1,074)	4,962	(4,362)	(1,654)	(5,226)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	35	25	9	1	73
Gain on extinguishment of debt(3)	—	—	(3,323)	—	(59,194)
Adjusted net revenue (non-GAAP)	$770,720	$739,112	$689,445	$596,965	$580,648
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue for the Lending segment, the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Total net revenue – Lending (GAAP)	$413,373	$330,476
Servicing rights – change in valuation inputs or assumptions(1)	(1,074)	(5,226)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	35	73
Adjusted net revenue – Lending (non-GAAP)	$412,334	$325,323
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted Contribution Margin and Incremental Adjusted Contribution Margin — Lending
Adjusted contribution margin and incremental adjusted contribution margin are non-GAAP measures and relate only to our Lending segment. Adjusted contribution margin is defined as segment contribution profit for the Lending segment, divided by adjusted net revenue for the Lending segment, a non-GAAP measure. Incremental adjusted contribution margin is defined as the change in segment contribution profit for our Lending segment, divided by change in adjusted net revenue for the Lending segment. See ‘Adjusted Net Revenue’ above for a reconciliation of Lending segment adjusted net revenue.
Management believes adjusted contribution margin metrics are useful because they enable management and investors to assess the underlying operating performance of our Lending segment, by removing the impact of changes in volume over periods to present a comparable view of segment contribution profit, which is a measure of the direct profitability of each of our reportable segments, as a percentage of segment adjusted net revenue for the Lending segment during each period.
The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change
Lending
Contribution profit – Lending (GAAP)	$238,935	$207,719	$31,216
Net revenue – Lending (GAAP)	413,373	330,476	82,897
Contribution margin – Lending (GAAP)(1)	58%	63%
Incremental contribution margin – Lending (GAAP)(1)	38%

Adjusted net revenue – Lending (non-GAAP)(2)	$412,334	$325,323	$87,011
Adjusted contribution margin – Lending (non-GAAP)	58%	64%
Incremental adjusted contribution margin – Lending (non-GAAP)	36%
___________________

SoFi Technologies, Inc.

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
Adjusted EBITDA, Adjusted EBITDA Margin and Incremental Adjusted EBITDA Margin
Adjusted EBITDA, adjusted EBITDA margin and incremental adjusted EBITDA margin are non-GAAP measures. Adjusted EBITDA is defined as net income, adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) restructuring charges, (vi) impairment expense (inclusive of goodwill impairment and property, equipment and software abandonments), (vii) transaction-related expenses, (viii) foreign currency impacts related to operations in highly inflationary countries, (ix) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions, (x) gain on extinguishment of debt, and (xi) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance.
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

Net Income and Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change
Net income (GAAP)	$71,116	$88,043	$(16,927)
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	11,428	10,711	717
Income tax expense(2)	8,666	6,183	2,483
Depreciation and amortization	55,283	48,539	6,744
Share-based expense	63,756	55,082	8,674
Restructuring charges(3)	851	—	851
Foreign currency impact of highly inflationary subsidiaries(4)	276	174	102
Servicing rights – change in valuation inputs or assumptions(5)	(1,074)	(5,226)	4,152
Residual interests classified as debt – change in valuation inputs or assumptions(6)	35	73	(38)
Gain on extinguishment of debt(7)	—	(59,194)	59,194
Total adjustments	139,221	56,342	82,879
Adjusted EBITDA (non-GAAP)	$210,337	$144,385	$65,952

Total net revenue (GAAP)	$771,759	$644,995	$126,764
Net income margin (GAAP)	9%	14%
Incremental net income margin (GAAP)	(13)%

Adjusted net revenue (non-GAAP)(8)	$770,720	$580,648	$190,072
Adjusted EBITDA margin (non-GAAP)	27%	25%
Incremental adjusted EBITDA margin (non-GAAP)	35%
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and debt issuance costs on our convertible notes.
(2)The income tax expense recognized in both periods was primarily attributable to the Company’s profitability and discrete tax benefits for stock compensation recorded in each quarter. See Note 13. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Restructuring charges in the three months ended March 31, 2025 relate to legal entity restructuring.
(4)Foreign currency charges reflect the impacts of highly inflationary accounting for our operations in Argentina, which are related to our Technology Platform segment and commenced in the first quarter of 2022 with the Technisys Merger.
(5)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, these positive and negative changes in fair value attributable to assumption changes are adjusted out of net income to provide management and financial users with better visibility into the earnings available to finance our operations.
(6)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net income to provide management and financial users with better visibility into the earnings available to finance our operations.
(7)Reflects gain on extinguishment of debt. Gains and losses are recognized during the period of extinguishment for the difference between the net carrying amount of debt extinguished and the fair value of equity securities issued.
(8)Refer to ‘Adjusted Net Revenue’ above for reconciliation of this non-GAAP measure.

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net income (GAAP)	$71,116	$332,473	$60,745	$17,404	$88,043
Non-GAAP adjustments:
Interest expense – corporate borrowings	11,428	12,039	12,871	12,725	10,711
Income tax expense (benefit)	8,666	(272,549)	3,110	(2,064)	6,183
Depreciation and amortization	55,283	53,545	51,791	49,623	48,539
Share-based expense	63,756	66,367	63,646	61,057	55,082
Restructuring charges	851	255	1,275	—	—
Foreign currency impact of highly inflationary subsidiaries	276	840	475	194	174
Transaction-related expense	—	—	—	615	—
Servicing rights – change in valuation inputs or assumptions	(1,074)	4,962	(4,362)	(1,654)	(5,226)
Residual interests classified as debt – change in valuation inputs or assumptions	35	25	9	1	73
Gain on extinguishment of debt	—	—	(3,323)	—	(59,194)
Total adjustments	139,221	(134,516)	125,492	120,497	56,342
Adjusted EBITDA (non-GAAP)	$210,337	$197,957	$186,237	$137,901	$144,385

Total net revenue (GAAP)	$771,759	$734,125	$697,121	$598,618	$644,995
Net income margin (GAAP)	9%	45%	9%	3%	14%

Adjusted net revenue (non-GAAP)	$770,720	$739,112	$689,445	$596,965	$580,648
Adjusted EBITDA margin (non-GAAP)	27%	27%	27%	23%	25%
Adjusted Net Income, Adjusted Net Income Margin, Incremental Adjusted Net Income Margin and Adjusted EPS
Adjusted net income, adjusted net income margin, incremental adjusted net income margin and adjusted diluted earnings per share are non-GAAP measures. Adjusted net income is defined as net income, adjusted to exclude, as applicable, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance.
Adjusted diluted earnings per share (“adjusted EPS”) is a non-GAAP financial measure that adjusts GAAP diluted earnings per share. Adjusted EPS is computed by dividing net income attributable to common stockholders, adjusted to exclude, as applicable, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance, by the diluted weighted average number of shares of common stock outstanding during the period, excluding the dilutive impact of the 2029 convertible notes under the if-converted method for which the 2029 capped call transactions would deliver shares to offset dilution.
Adjusted net income margin is computed as adjusted net income divided by adjusted net revenue. Incremental adjusted net income margin is defined as the change in adjusted net income, divided by change in adjusted net revenue. See ‘Adjusted Net Revenue’ above for a reconciliation of this non-GAAP measure.
Management believes adjusted net income, adjusted net income margin, incremental adjusted net income margin and adjusted EPS are useful because they enable management and investors to assess our core operating performance or results of operations, by removing the effects of certain non-cash items and charges to present a comparable view for period over period comparisons of our business.

SoFi Technologies, Inc.

The following table: (i) reconciles adjusted net income to net income, the most directly comparable GAAP measure, (ii) reconciles adjusted EPS to diluted earnings per share, the most directly comparable GAAP measure, and (iii) presents the computations of adjusted net income margin and incremental adjusted net income margin.

	Three Months Ended March 31,		2025 vs 2024
($ and shares in thousands, except per share amounts)	2025	2024	$ Change
Net income (GAAP)	$71,116	$88,043	$(16,927)
Adjusted net income (non-GAAP)	$71,116	$88,043	$(16,927)

Numerator:
Net income attributable to common stockholders – diluted (GAAP)(1)	$71,455	$22,523
Adjusted net income attributable to common stockholders – diluted (non-GAAP)	$71,455	$22,523
Denominator:
Weighted average common stock outstanding – diluted (GAAP)	1,185,466	1,042,477
Dilutive impact of 2029 convertible notes(2)	(31,412)	—
Adjusted weighted average common stock outstanding – diluted (non-GAAP)	1,154,054	1,042,477

Earnings per share – diluted (GAAP)(1)	$0.06	$0.02
Impact of adjustments per share	—	—
Adjusted earnings per share – diluted (non-GAAP)(1)	$0.06	$0.02

Net income margin (GAAP)	9%	14%

Adjusted net revenue (non-GAAP)(3)	$770,720	$580,648
Adjusted net income margin (non-GAAP)	9%	15%
Incremental adjusted net income margin (non-GAAP)	(9)%	102%
____________________
(1)Diluted earnings per share and diluted net income attributable to common stockholders exclude gain on extinguishment of debt, net of tax, as well as interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method.
(2)This non-GAAP adjustment excludes the dilutive impact of the 2029 convertible notes at stock prices below $14.54, as the 2029 capped call transactions in place will deliver shares to offset dilution. At stock prices in excess of $14.54, the Company would have an obligation to deliver cash or additional shares in excess of the dilution protection provided by the 2029 capped call transactions.
(3)Refer to 'Adjusted Net Revenue' above for reconciliation of this non-GAAP measure.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	March 31, 2025	March 31, 2024	Variance	% Change
Members	10,915,811	8,131,720	2,784,091	34%
Total Products	15,915,425	11,830,128	4,085,297	35%
Total Products — Lending segment	2,129,833	1,705,155	424,678	25%
Total Products — Financial Services segment	13,785,592	10,124,973	3,660,619	36%
Total Accounts — Technology Platform segment	158,432,347	151,049,375	7,382,972	5%

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

SoFi Technologies, Inc.

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
Since our inception through March 31, 2025, we have served approximately 10.9 million members who have used approximately 15.9 million products on the SoFi platform.

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

SoFi Technologies, Inc.

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

Products
In Thousands
Total lending products were composed of the following:

Lending Products	March 31, 2025	March 31, 2024	Variance	% Change
Personal loans(1)	1,507,344	1,152,688	354,656	31%
Student loans	583,914	521,835	62,079	12%
Home loans	38,575	30,632	7,943	26%
Total lending products	2,129,833	1,705,155	424,678	25%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.

SoFi Technologies, Inc.

Total financial services products were composed of the following:

Financial Services Products	March 31, 2025	March 31, 2024	Variance	% Change
Money(1)	5,477,472	3,880,021	1,597,451	41%
Invest	2,684,658	2,224,705	459,953	21%
Credit Card	306,106	254,617	51,489	20%
Referred loans(2)	102,986	59,555	43,431	73%
Relay	5,094,484	3,613,686	1,480,798	41%
At Work	119,886	92,389	27,497	30%
Total financial services products	13,785,592	10,124,973	3,660,619	36%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)Limited to loans wherein we provide third party fulfillment services as part of our Loan Platform Business.

Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. We include intercompany accounts on the Galileo platform as a service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 16. Business Segment Information to the Notes to Condensed Consolidated Financial Statements, which includes intercompany revenue. Intercompany revenue is eliminated in consolidation. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for the Technisys products and solutions, as the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

Technology Platform Accounts
In Millions

	March 31, 2025	March 31, 2024	Variance	% Change
Total accounts	158,432,347	151,049,375	7,382,972	5%

Key Factors Affecting Operating Results

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our loan origination volume, financial services products and member activity on our platform, growth in technology platform clients, competition and industry trends, general economic conditions and our ability to optimize our national bank charter. The key factors affecting our operating results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, with notable updates provided herein.

SoFi Technologies, Inc.

Industry Trends and General Economic Conditions
The Federal Reserve decreased the benchmark interest rate several times in 2024, and additional rate cuts are anticipated by many financial market participants in 2025, although the timing of such cuts, if any, remains uncertain. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. High or rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. In addition, if the Federal Reserve does not effectively curb inflation, interest rates were to rise unexpectedly or too quickly, or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in increased unemployment, which could adversely impact our results of operations.
In addition to benchmark interest rate considerations, economic and market volatility may adversely impact our liquidity, results of operations and financial condition. Our credit trends continue to be strong in the first quarter of 2025 after seeing delinquencies peak one year ago in the first quarter of 2024. Annualized charge-off rates decreased year-over-year across portfolios, reflecting improvements in credit quality. Changes or uncertainty persist with respect to the U.S. presidential administration, governmental policies and regulations, and evolving priorities and guidance, and may adversely impact our members, our technology platform clients, our counterparties, and our earnings and operations. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Weighted average coupon rate(1)	13.30%	13.44%	6.01%	5.91%
Weighted average annual default rate	4.37%	4.55%	0.67%	0.73%
Weighted average conditional prepayment rate	26.53%	26.01%	10.93%	10.95%
Weighted average discount rate	4.87%	5.29%	4.22%	4.40%
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the first quarter of 2025 relative to the fourth quarter of 2024, we observed the following trends:
•The weighted average discount rates on personal loans and student loans decreased by 42 bps and 18 bps, respectively. For personal loans, our discount rate assumptions decreased in the first quarter due to benchmark interest rates declining by 34 bps and spreads tightening by 8 bps. For student loans, our discount rate assumptions decreased in the first quarter due to benchmark interest rates declining by 38 bps, partially offset by credit spreads widening by 20 bps. Credit spread changes are indicated by asset-backed security and secondary markets.
•The weighted average coupon rates on personal loans decreased by 14 bps, which reflects the impacts of loan sales and rate reduction passed on to borrowers related to drops during the first quarter.
•The conditional prepayment rate on personal loans increased 52 bps, reflecting the impact of observed increases in prepayments during the first quarter.
•Annualized net charge-off rates on personal loans in the first quarter of 2025 were 3.31%, which remained lower than the assumed weighted average default rates in our fair value model of 4.37%. Personal loan charge-offs during each of the first quarter of 2025 and fourth quarter of 2024 were impacted by delinquent loan sales of $90.0 million of aggregate unpaid principal balance. Annualized net charge-off rates on student loans in the first quarter of 2025 of

SoFi Technologies, Inc.

0.47% were lower than the assumed weighted average default rates in our fair value model of 0.67%. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due.
The combination of these and other factors resulted in fair value gains recognized on our personal and student loans portfolios, during the first quarter of 2025 as compared to the first quarter of 2024.
Student Loan Relief
We expect we may continue to see an increase in student loan refinancing volume as borrowers may look to refinance at a lower rate as interest rates decline, or may look to extend the loan term given the high interest rate environment compared to recent historical periods. However, we expect that the timing and impact to our student loan refinancing product will largely depend on other factors, including expectations regarding the impact of the recent change in the U.S. presidential administration, the interest rate environment and how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors.
For example, in the past, the government has provided relief measures for federal student loan borrowers, including, among others, a federal student loan payment moratorium and debt forgiveness measures that were put forward by the Biden administration. In April 2025, the Trump administration announced that it would resume collections activity on its federal student loan portfolio. Although we cannot predict the measures related to student loans, if any, that the Trump administration may pursue, any changes in law, regulations or governmental policies could impact demand for our student loan refinancing products and our business in ways that are difficult to predict.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Net interest income	$498,726	$402,718	$96,008	24%
Total noninterest income	273,033	242,277	30,756	13%
Total net revenue	771,759	644,995	126,764	20%
Provision for credit losses	5,678	7,182	(1,504)	(21)%
Total noninterest expense	686,299	543,587	142,712	26%
Income before income taxes	79,782	94,226	(14,444)	(15)%
Income tax expense	(8,666)	(6,183)	(2,483)	40%
Net income	$71,116	$88,043	$(16,927)	(19)%

SoFi Technologies, Inc.

Net Interest Income
The table below presents average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin. The table also presents period-over period changes in net interest income and the extent to which the variances are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities.
Average Balances and Net Interest Earnings Analysis

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024			Change due to(1)
($ in thousands)	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,738,657	$25,987	3.85%	$3,120,567	$37,268	4.80%	$(3,725)	$(7,556)	$(11,281)
Investment securities	2,031,588	26,344	5.26	767,789	10,202	5.34	16,302	(160)	16,142
Loans	28,877,073	711,481	9.99	23,540,252	618,441	10.57	124,630	(31,590)	93,040
Total interest-earning assets	33,647,318	763,812	9.21	27,428,608	665,911	9.76	137,207	(39,306)	97,901
Total noninterest-earning assets	3,822,660			3,006,934
Total assets	$37,469,978			$30,435,542
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$1,988,318	$2,371	0.48%	$2,528,655	$11,398	1.81%	$(651)	$(8,376)	$(9,027)
Savings deposits	23,694,819	216,671	3.71	14,317,371	162,445	4.56	83,673	(29,447)	54,226
Time deposits	502,562	6,357	5.13	2,974,750	37,608	5.08	(31,582)	331	(31,251)
Total interest-bearing deposits	26,185,699	225,399	3.49	19,820,776	211,451	4.29	51,440	(37,492)	13,948
Warehouse facilities	1,988,643	26,390	5.38	2,141,601	34,860	6.55	(2,101)	(6,369)	(8,470)
Securitization debt	73,781	581	3.20	333,957	3,658	4.40	(2,071)	(1,006)	(3,077)
Other debt(3)	1,755,695	12,716	2.94	1,751,789	13,224	3.04	36	(544)	(508)
Total debt	3,818,119	39,687	4.22	4,227,347	51,742	4.92	(4,136)	(7,919)	(12,055)
Residual interests classified as debt	579	—	—	5,004	—	—	—	—	—
Total interest-bearing liabilities	30,004,397	265,086	3.58	24,053,127	263,193	4.40	47,304	(45,411)	1,893
Total noninterest-bearing liabilities	851,676			718,828
Total liabilities	30,856,073			24,771,955
Total temporary equity	—			320,374
Total permanent equity	6,613,905			5,343,213
Total liabilities, temporary equity and permanent equity	$37,469,978			$30,435,542

Net interest income(4)		$498,726			$402,718		$89,903	$6,105	$96,008
Net interest margin(5)			6.01%			5.91%
__________________
(1)We calculate the changes in interest income and interest expense separately for each item. Volume and rate changes have been allocated on a consistent basis using the respective percentage changes in average balances and average rates.
(2)Average balances were calculated on daily carrying balances.
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
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, net interest income increased by $96.0 million, or 24%, and net interest margin increased by 10 bps. Average interest-earning assets increased by 23% and average yields decreased by 55 bps, while average interest-bearing liabilities increased by 25% and the average cost of interest-bearing liabilities decreased by 82 bps.
The increases in net interest income were primarily driven by (i) higher interest income from personal loans and student loans of $89.6 million, which was primarily a function of higher average balances and origination volume, as well as longer loan holding periods, (ii) higher interest income from investment securities of $16.1 million primarily attributable to higher average balances, and (iii) lower interest expense on warehouse facilities and securitizations of $11.5 million primarily attributable to lower rates, which is reflective of our continued funding mix shift towards deposit funding.

SoFi Technologies, Inc.

These items were partially offset by (i) higher interest expense on deposits of $13.9 million primarily attributable to higher average balances, and (ii) lower interest income from interest-bearing deposits with banks of $11.3 million, primarily attributed to lower rates.
Noninterest Income
The following table presents the components of our total noninterest income:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Loan origination, sales, and securitizations	$48,358	$57,000	$(8,642)	(15)%
Servicing	4,447	6,974	(2,527)	(36)%
Technology products and solutions	86,437	85,672	765	1%
Loan platform fees	92,750	10,714	82,036	766%
Other	41,041	81,917	(40,876)	(50)%
Total noninterest income	$273,033	$242,277	$30,756	13%
Total noninterest income increased by $30.8 million, or 13%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Loan Origination, Sales, and Securitizations
Loan origination, sales and securitizations decreased by $8.6 million, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was driven primarily by losses during the 2025 period compared to gains in the 2024 period on student loan, personal loan and risk retention interest rate swap positions and higher personal and student loan write-offs. These decreases were partially offset by higher fair value gains on personal and student loans and higher origination fees.
Technology Products and Solutions
Technology products and solutions increased by $0.8 million, or 1%,for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as new client account growth.
Loan Platform Fees and Related Servicing
Loan platform fees and related servicing increased by $83.7 million, or 673%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was driven by increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners.
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Loan platform fees(1)	$92,750	$10,714	$82,036	766%
Servicing(2)	3,346	1,713	1,633	95%
Loan platform fees and servicing, total noninterest income	$96,096	$12,427	$83,669	673%
___________________
(1)Recorded within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income, and the Financial Services reportable segment.
(2)Recorded within noninterest income—servicing in the condensed consolidated statements of operations and comprehensive income, and the Lending reportable segment. Amounts reflect revenue from our servicing agreements on loans which we did not originate, excluding the impacts of changes in fair value inputs and assumptions on related servicing rights as they were immaterial for all periods presented.
Servicing, Other
Other servicing, excluding Loan Platform Business servicing discussed above, decreased by $4.2 million, or 79%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was driven by changes in fair value on our student and home loan servicing assets.

SoFi Technologies, Inc.

Other
Other noninterest income decreased by $40.9 million, or 50%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was driven by a gain on extinguishment of debt during the 2024 period partially offset by higher interchange income.
Provision for Credit Losses

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Credit card	$5,819	$7,253	$(1,434)	(20)%
Commercial and consumer banking	(141)	(71)	(70)	99%
Total	$5,678	$7,182	$(1,504)	(21)%
The provision for credit losses was $5.7 million for the three months ended March 31, 2025, reflecting net charge-offs of $8.0 million and an allowance release of $2.3 million. Net charge-offs of $8.0 million decreased $2.6 million compared to the three months ended March 31, 2024, driven by lower credit card charge-offs primarily due to an improved delinquency rate (total credit card delinquency rate was 3.9%, down approximately 260 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions. The allowance release of $2.3 million was also primarily related to our credit card products, reflecting improved credit quality of the portfolio, including lower delinquencies and loss rates, partially offset by the impact of increased uncertainty relative to macroeconomic conditions and outlook.
The prior year provision for the three months ended March 31, 2024 was $7.2 million, reflecting net charge-offs of $10.6 million and an allowance release of $3.4 million.
Refer to “Analysis of Charge-offs” for a further discussion of the factors driving changes in net charge-offs and the allowance.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	March 31, 2025	March 31, 2024
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$44,369	$51,313
Total loans held for investment, at amortized cost outstanding(1)	1,329,279	1,294,721
Ratio(2)	3.34%	3.96%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The decrease in the ratio was primarily attributable to a decrease in the allowance for credit losses related to credit card on improved credit quality.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	March 31, 2025		March 31, 2024
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$42,179	26%	$49,092	24%
Commercial and consumer banking	2,190	11%	2,221	10%
Secured loans(2)	—	63%	—	66%
Total	$44,369	100%	$51,313	100%
__________________

SoFi Technologies, Inc.

(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of March 31, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$18,394,833	$150,074	3.31%	$15,664,935	$134,387	3.45%
Student loans	9,051,465	10,597	0.47%	6,983,205	10,417	0.60%
Home loans	226,734	—	—%	49,759	—	—%
Secured loans	757,030	—	—%	451,121	—	—%
Credit card	297,637	7,990	10.89%	269,688	10,546	15.73%
Commercial and consumer banking	149,374	3	0.01%	121,544	18	0.06%
Total loans	$28,877,073	$168,664	2.37%	$23,540,252	$155,368	2.65%
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
(4)Excludes the impact of delinquent personal loan sales during the quarter. These loans were sold prior to charge-off during each respective quarter and otherwise would have been charged off as of the quarter-end consistent with our policy. See Note 3. Loans to the Notes to Condensed Consolidated Financial Statements for additional information.
(5)Net charge-off ratio is calculated as net charge-offs divided by average loans.
For the three months ended March 31, 2025, the total net charge-off ratio was 2.37%, a decrease of 28 bps compared with the three months ended March 31, 2024, and total net charge-offs were $168.7 million, an increase of $13.3 million over the comparable period. The decrease in the total net charge-off ratio was primarily due to a lower credit card net charge-off ratio reflective of improvement in delinquency rates (total credit card delinquency rate was 3.9%, down approximately 260 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, as well as a lower personal loans net charge-off ratio reflective of improvement in delinquency rates (total personal loan delinquency rate was 46 bps, down approximately 26 bps from the comparative period). The increase in total net charge-offs was primarily driven by higher personal loan net charge-offs of $15.7 million reflecting an increase in average loans of 17%.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Technology and product development	$156,206	$130,920	$25,286	19%
Sales and marketing	238,176	167,366	70,810	42%
Cost of operations	135,520	100,061	35,459	35%
General and administrative	156,397	145,240	11,157	8%
Total noninterest expense	$686,299	$543,587	$142,712	26%
Total noninterest expense increased by $142.7 million, or 26%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as described below.

SoFi Technologies, Inc.

Technology and product development
Technology and product development expenses increased by $25.3 million, or 19%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by higher employee compensation and benefits and amortization of internally-developed software.
Sales and marketing
Sales and marketing expenses increased by $70.8 million, or 42%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was driven by increases in advertising and marketing expenditures and lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings.
Cost of operations
Cost of operations expenses increased by $35.5 million, or 35%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was driven by: (i) higher employee compensation and benefits attributable to increases in headcount and salary to support our growth and impacts of the inflationary environment, (ii) loan origination and servicing expenses, (iii) product fulfillment costs which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform and (iv) professional services expense.
General and administrative
General and administrative expenses increased by $11.2 million, or 8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth and impacts of the inflationary environment, partially offset by lower professional services expense.
Income Taxes
For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $8.7 million and $6.2 million, respectively. The income tax expense recognized in both periods was primarily attributable to the Company’s profitability and discrete tax benefits for stock compensation recorded in each quarter.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. In the fourth quarter of 2024 we released a significant portion of our valuation allowance. During the three months ended March 31, 2025, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

SoFi Technologies, Inc.

Summary Results by Segment

Contribution profit is the primary measure of segment-level profit and loss that, along with our key business metrics, is used by management to evaluate our business, measure our performance, identify trends and make strategic decisions. Contribution profit is defined as total net revenue for each reportable segment less expenses directly attributable to the reportable segment, provision for credit losses and, in the case of our Lending segment, adjusted for fair value adjustments attributable to assumption changes associated with our servicing rights and residual interests classified as debt. See the sections entitled “Consolidated Results of Operations”, “Summary Results by Segment” and “Non-GAAP Financial Measures” for discussion and analysis of these key financial measures.

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	Change	% Change
Lending
Total net revenue	$413,373	$330,476	$82,897	25%
Directly attributable expenses	(173,399)	(117,604)	(55,795)	47%
Contribution profit	238,935	207,719	31,216	15%
Technology Platform
Total net revenue	$103,427	$94,366	$9,061	10%
Directly attributable expenses	(72,514)	(63,624)	(8,890)	14%
Contribution profit	30,913	30,742	171	1%
Financial Services
Total net revenue	$303,119	$150,551	$152,568	101%
Provision for credit losses	(5,639)	(7,165)	1,526	(21)%
Directly attributable expenses	(149,148)	(106,212)	(42,936)	40%
Contribution profit	148,332	37,174	111,158	299%
Reportable segments total
Total net revenue	$819,919	$575,393	$244,526	42%
Provision for credit losses	(5,639)	(7,165)	1,526	(21)%
Directly attributable expenses	(395,061)	(287,440)	(107,621)	37%
Contribution profit	418,180	275,635	142,545	52%

SoFi Technologies, Inc.

Lending Segment
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Net interest income	$360,621	$266,536	$94,085	35%
Noninterest income	52,752	63,940	(11,188)	(17)%
Total net revenue	413,373	330,476	82,897	25%
Servicing rights – change in valuation inputs or assumptions(1)	(1,074)	(5,226)	4,152	(79)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	35	73	(38)	(52)%
Directly attributable expenses:
Direct advertising	(67,769)	(44,769)	(23,000)	51%
Lead generation	(40,245)	(24,815)	(15,430)	62%
Compensation and benefits	(35,889)	(28,254)	(7,635)	27%
Loan origination and servicing costs	(18,721)	(10,430)	(8,291)	79%
Professional services	(2,235)	(2,378)	143	(6)%
Intercompany technology platform expenses	(489)	(444)	(45)	10%
Other(3)	(8,051)	(6,514)	(1,537)	24%
Directly attributable expenses	(173,399)	(117,604)	(55,795)	47%
Contribution profit	$238,935	$207,719	$31,216	15%

Adjusted net revenue – Lending(4)	$412,334	$325,323	$87,011	27%
__________________
(1)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. Moreover, these non-cash charges, which are recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income, are unrealized during the period and, therefore, have no impact on our cash flows from operations.
(2)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated securitization VIEs by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These residual debt obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the condensed consolidated statements of operations and comprehensive income, but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business.
(3)Other expenses primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third-party loan fraud (net of related insurance recoveries).
(4)Adjusted net revenue is a non-GAAP financial measure. For information regarding our use and definition of this measure and for a reconciliation to the most directly comparable U.S. GAAP measure, total net revenue, see “Non-GAAP Financial Measures” herein.
Net interest income
Net interest income in our Lending segment increased by $94.1 million, or 35%, for the three months ended March 31, 2025 compared to the same period in 2024. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $2.5 billion (17%) and $1.9 billion (29%), respectively, combined with higher weighted average interest rates on student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods.
Noninterest income
Noninterest income in our Lending segment decreased by $11.2 million, or 17%, for the three months ended March 31, 2025 compared to the same period in 2024, which was primarily attributable to lower loan origination, sales, and securitizations income of $8.6 million.

SoFi Technologies, Inc.

Loan Origination, Sales, and Securitizations
The following table presents the components of noninterest income—loan origination, sales, and securitizations:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$240,416	$(72,040)	$312,456	n/m
Economic derivative hedges of loan fair values	(134,973)	205,921	(340,894)	n/m
Other derivative instruments(2)	6,847	2,571	4,276	166%
Loan origination fees	101,998	73,742	28,256	38%
Loan write-off expense – whole loans(3)	(160,670)	(144,744)	(15,926)	11%
Loan repurchase expense(4)	(81)	(1,265)	1,184	(94)%
Other	(5,168)	(7,185)	2,017	(28)%
Loan origination, sales, and securitizations noninterest income	$48,369	$57,000	$(8,631)	(15)%
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
(3)For the three months ended March 31, 2025 and 2024, includes gross write-offs of $186.8 million and $175.5 million, respectively. Total recoveries were $26.1 million and $30.8 million, respectively, of which $19.4 million and $25.0 million, respectively, were captured via loan sales to a third-party collection agency.
(4)Represents the (expense) benefit associated with our estimated loan repurchase obligation. See Note 14. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information.
The decrease in loan origination, sales, and securitizations income of $8.6 million, or 15%, was primarily driven by: (i) a net decrease of $33.1 million related to the following: losses during the 2025 period compared to gains in the 2024 period on student loan, personal loan and risk retention interest rate swap positions, primarily driven by larger increases in interest rates in the 2024 period ($340.2 million), partially offset by higher fair value gains on personal loans in the 2025 period compared to losses during the 2024 period, which were primarily impacted by larger decreases in discount rate assumptions during 2025 ($191.7 million); as well as higher fair value gains on student loans, which were primarily impacted by lower discount rate assumptions ($115.3 million); (ii) higher personal and student loan write-offs in the 2025 period, primarily driven by higher loan origination volume and longer loan holding periods ($15.9 million); and (iii) higher losses of $4.1 million on personal loan sales in the 2025 period, which were due to both price and volume factors, as well as higher delinquent loan sales in the 2025 period.
These decreases were partially offset by higher origination fees ($28.3 million) primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate.
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

SoFi Technologies, Inc.

The table below presents information related to our loan servicing assets:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Servicing income recognized
Personal loans	$36,626	$11,819	$24,807	210%
Student loans	3,000	5,525	(2,525)	(46)%
Home loans	4,424	4,080	344	8%
Servicing rights fair value change
Personal loans	$54,544	$54,102	$442	1%
Student loans	(5,461)	4,013	(9,474)	n/m
Home loans	(1,431)	2,168	(3,599)	n/m
Directly attributable expenses
Lending segment directly attributable expenses for the three months ended March 31, 2025 increased by $55.8 million, or 47%, compared to the same period in 2024, primarily due to: (i) an increase in direct advertising primarily related to online and digital advertising, (ii) an increase in expense related to personal and student loan lead generation channels, (iii) an increase in loan origination and servicing costs which corresponds with increased loan origination volume, and (iv) an increase in allocated compensation and related benefits, which reflected an increase in headcount in 2025 to support growth in the Lending segment.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Lending segment.
In the table below, we present certain metrics and financial information related to our Lending segment:

	Three Months Ended March 31,		2025 vs 2024
Metric	2025	2024	Change	% Change
Total products (number, as of period end)	2,129,833	1,705,155	424,678	25%
Origination volume ($ in thousands, during period)
Personal loans(1)	$5,536,841	$3,278,882	$2,257,959	69%
Student loans	1,191,463	751,680	439,783	59%
Home loans	517,758	336,148	181,610	54%
Total	$7,246,062	$4,366,710	$2,879,352	66%
Loans with a balance (number, as of period end)(2)	1,345,279	1,039,446	305,833	29%
Average loan balance ($, as of period end)(2)
Personal loans	$25,598	$24,259	$1,339	6%
Student loans(3)	43,103	44,448	(1,345)	(3)%
Home loans	268,674	282,917	(14,243)	(5)%
__________________
(1)Inclusive of origination volume related to our Loan Platform Business. For the three months ended March 31, 2025, we originated $1.6 billion of personal loans on behalf of third parties. We did not originate any loans on behalf of third parties during the three months ended March 31, 2024.
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

SoFi Technologies, Inc.

will either refinance into a new SoFi loan or secure an additional, concurrent loan, as well as macroeconomic factors impacting consumer spending and borrowing behavior.
Personal Loans. During the three months ended March 31, 2025, total personal loan origination volume increased by 69% relative to the corresponding 2024 period, inclusive of a $1.6 billion increase related to personal loans originated on behalf of third parties in support of our Loan Platform Business which we expanded starting in the second half of 2024. Overall increases in origination volume were primarily due to increased demand for debt consolidation products in an elevated interest rate environment, as well as increased demand driven by expanded advertising and marketing efforts.
Student Loans. During the three months ended March 31, 2025, student loan origination volume increased by 59% relative to the corresponding 2024 period, as demand for student loan refinancing products increased after the resumption of principal and interest payments in 2024 on federally-held student loans as borrowers looked to refinance at a lower rate, as well as increased interest in loan term extensions given the elevated interest rate environment.
Home Loans. During the three months ended March 31, 2025, home loan origination volume increased by 54% relative to the corresponding 2024 period. Our home loan origination volume increased notably throughout 2024 and into 2025, aided by the increased capacity and technology and fulfillment capabilities subsequent to our acquisition of Wyndham. Origination volume in the first quarter of 2025 also reflected demand for home equity loans in the elevated interest rate environment. We began offering fixed rate home equity loans and variable rate HELOCs during 2024.
Loans with a Balance and Average Loan Balance
Loans with a balance refers to the number of loans that have a balance greater than zero dollars as of the reporting date. Loans with a balance allows management and investors to better understand the unit economics of acquiring a loan in relation to the lifetime value of that loan. Average loan balance is defined as the total unpaid principal balance of the loans divided by loans with a balance within the respective loan product category as of the reporting date. Average loan balance tends to fluctuate based on the pace of loan originations relative to loan repayments and the initial loan origination size.
In the table below, we present additional information related to our lending products:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Overall weighted average origination FICO	748	750
Personal Loans(1)
Weighted average origination FICO	743	746
Weighted average interest rate earned(2)	13.12%	13.65%
Interest income recognized	$562,214	$504,479
Sales of loans	$2,748,920	$1,262,854
Student Loans
Weighted average origination FICO	769	768
Weighted average interest rate earned(2)	5.94%	5.65%
Interest income recognized	$125,911	$94,000
Sales of loans	$—	$294,187
Home Loans
Weighted average origination FICO	748	751
Weighted average interest rate earned(2)	7.59%	8.17%
Interest income recognized	$4,119	$1,009
Sales of loans	$322,271	$344,237
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the three months ended March 31, 2025, included $1.6 billion related to loans originated on behalf of third parties. We did not originate any loans on behalf of third parties during the three months ended March 31, 2024.
(2)Weighted average interest rate earned represents annualized interest income recognized divided by the average of the unpaid principal balances of loans outstanding during the period, which are impacted by loan holding periods as well as interest rates charged to borrowers. Weighted average interest rate earned was determined on a daily basis.

SoFi Technologies, Inc.

Transfers of Financial Assets
We regularly transfer financial assets and account for such transfers as either sales or secured borrowings depending on the facts and circumstances of the transfer. See Note 3. Loans to the Notes to Condensed Consolidated Financial Statements for additional information.
The following table summarizes our current whole loan sales:

	Three Months Ended March 31,
	2025	2024
Personal loans
Fair value of consideration received:
Cash	$1,113,022	$499,751
Receivable	—	3,036
Servicing assets recognized	68,625	33,549
Repurchase liabilities recognized	(1,280)	(1,800)
Total consideration	1,180,367	534,536
Aggregate unpaid principal balance and accrued interest of loans sold	1,113,172	503,037
Realized gain	$67,195	$31,499
Sale execution(1)(2)	106.2%	106.6%
Student loans
Fair value of consideration received:
Cash	$—	$310,331
Servicing assets recognized	—	8,249
Repurchase liabilities recognized	—	(46)
Total consideration	—	318,534
Aggregate unpaid principal balance and accrued interest of loans sold	—	303,578
Realized gain	$—	$14,956
Sale execution(1)	—%	104.9%
Home loans
Fair value of consideration received:
Cash	$326,640	$344,678
Servicing assets recognized	2,794	2,832
Repurchase liabilities recognized	(609)	(505)
Total consideration	328,825	347,005
Aggregate unpaid principal balance and accrued interest of loans sold	322,532	344,258
Realized gain	$6,293	$2,747
Sale execution(1)	102.1%	100.9%
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
(2)Excludes net origination fees, which are recognized in earnings at the time of origination. Personal loans sold during the three months ended March 31, 2025 and 2024 had related origination fees of $30,338 and $11,052, respectively. Sales execution, for the respective periods, including these origination fees would be 108.9% and 108.8%.

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales:

	Three Months Ended March 31,
	2025	2024
Personal loans
Fair value of consideration received:
Cash	$7,200	$5,000
Servicing assets recognized	6,306	3,400
Repurchase liabilities recognized	(81)	(25)
Total consideration	13,425	8,375
Aggregate unpaid principal balance and accrued interest of loans sold(1)	94,833	66,411
Realized loss	$(81,408)	$(58,036)
Sale execution(2)	14.2%	12.6%
_____________________
(1) During the three months ended March 31, 2025 and 2024, includes $90.0 million and $62.5 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the three months ended March 31, 2025 and 2024, $63.3 million and $43.2 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the three months ended March 31, 2025 and 2024, respectively, and otherwise would have been charged off as of March 31, 2025 and 2024, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
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

Technology Platform Segment
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Net interest income	$413	$501	$(88)	(18)%
Noninterest income	103,014	93,865	9,149	10%
Total net revenue	103,427	94,366	9,061	10%
Directly attributable expenses:
Compensation and benefits	(44,486)	(36,298)	(8,188)	23%
Product fulfillment	(13,962)	(13,647)	(315)	2%
Tools and subscriptions	(6,890)	(6,735)	(155)	2%
Professional services	(2,670)	(2,696)	26	(1)%
Other(1)	(4,506)	(4,248)	(258)	6%
Directly attributable expenses	(72,514)	(63,624)	(8,890)	14%
Contribution profit	$30,913	$30,742	$171	1%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs.
Net interest income
Net interest income in our Technology Platform segment of $0.4 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, relates to interest income earned on segment cash balances.
Noninterest income
Noninterest income in our Technology Platform segment increased by $9.1 million, or 10%, for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily attributable to growth in technology services fees of $1.3 million driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as new client account growth. Noninterest income also included $16.2 million of intercompany revenue for the three months ended March 31, 2025, compared to $7.0 million for the three months ended March 31, 2024. The increase

SoFi Technologies, Inc.

in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2025 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
Technology Platform segment directly attributable expenses increased by $8.9 million, or 14%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily attributable to an increase in allocated compensation and related benefits, which reflected increases in average compensation in 2025.
Total Accounts
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2025 vs 2024
	March 31, 2025	March 31, 2024	Change	% Change
Total accounts	158,432,347	151,049,375	7,382,972	5%
See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Technology Platform segment.
Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution profit for the Financial Services segment:

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Net interest income	$173,199	$119,713	$53,486	45%
Noninterest income	129,920	30,838	99,082	321%
Total net revenue	303,119	150,551	152,568	101%
Provision for credit losses	(5,639)	(7,165)	1,526	(21)%
Directly attributable expenses:
Compensation and benefits	(42,479)	(32,505)	(9,974)	31%
Direct advertising	(5,676)	(8,997)	3,321	(37)%
Lead generation	(31,668)	(6,419)	(25,249)	393%
Product fulfillment	(18,701)	(16,576)	(2,125)	13%
Member incentives	(16,083)	(19,384)	3,301	(17)%
Professional services	(7,257)	(4,777)	(2,480)	52%
Intercompany technology platform expenses	(11,021)	(4,951)	(6,070)	123%
Other(1)	(16,263)	(12,603)	(3,660)	29%
Directly attributable expenses	(149,148)	(106,212)	(42,936)	40%
Contribution profit	$148,332	$37,174	$111,158	299%
___________________
(1)Other expenses primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Net interest income
Net interest income in our Financial Services segment increased by $53.5 million, or 45%, for the three months ended March 31, 2025 compared to the same period in 2024, which was primarily attributable to net interest income earned on our deposits which includes interest income based on our FTP framework (which is eliminated in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank.

SoFi Technologies, Inc.

Noninterest income
The table below presents revenue from contracts with customers disaggregated by type of service, as well as a reconciliation of total revenue from contracts with customers to total noninterest income for the Financial Services segment.

	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Referrals, loan platform business(1)	$19,700	$10,702	$8,998	84%
Referrals, other(2)	2,530	2,034	496	24%
Interchange(2)	22,812	12,002	10,810	90%
Brokerage(2)	6,985	4,034	2,951	73%
Other(2)(3)	1,731	927	804	87%
Total revenue from contracts with customers(4)	53,758	29,699	24,059	81%
Loan platform business, other(1)	73,050	12	73,038	n/m
Other sources of revenue(5)	3,112	1,127	1,985	176%
Total Financial Services noninterest income	$129,920	$30,838	$99,082	321%
_____________________
(1) Presented within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
(2) Presented within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
(3) Includes revenues from enterprise services and equity capital markets services.
(4) See Note 2. Revenue to the Notes to Condensed Consolidated Financial Statements for additional information.
(5) Presented within noninterest income—other, noninterest income—servicing and noninterest income—loan origination, sales, and securitizations in the condensed consolidated statements of operations and comprehensive income.
Noninterest income in our Financial Services segment increased by $99.1 million, or 321%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to: (i) growth in our Loan Platform Business of $82.0 million, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners; and (ii) an increase in interchange fees of $10.8 million, which coincided with increased credit card and debit card transactions.
Provision for credit losses
Provision for credit losses in our Financial Services segment decreased by $1.5 million, or 21%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily related to improvement in credit card delinquency rates (total credit card delinquency rate was 3.9%, down approximately 260 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, and improved credit quality of the portfolio.
Directly attributable expenses
Financial Services directly attributable expenses increased by $42.9 million, or 40%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to: (i) a net increase in direct advertising and lead generation costs as we continue to expand our Loan Platform Business; (ii) an increase in allocated compensation and related benefits which reflected an increase in headcount in 2025 to support growth in the Financial Services segment ; and (iii) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2025 period.
Total Products
In the table below, we present the total products metric related to our Financial Services segment:

			2025 vs 2024
	March 31, 2025	March 31, 2024	Change	% Change
Total products	13,785,592	10,124,973	3,660,619	36%
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

	Three Months Ended March 31,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change
Net interest income (expense)	$(35,507)	$15,968	$(51,475)	n/m
Noninterest income (loss)	(12,653)	53,634	(66,287)	n/m
Total net revenue (loss)	$(48,160)	$69,602	$(117,762)	n/m
Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Reportable segments directly attributable expenses	$(395,061)	$(287,440)
Intercompany expenses	16,195	7,001
Expenses not allocated to segments:
Share-based compensation expense	(63,756)	(55,082)
Employee-related costs(1)	(88,197)	(62,384)
Depreciation and amortization expense	(55,283)	(48,539)
Other corporate and unallocated expenses(2)	(100,197)	(97,143)
Total noninterest expense	$(686,299)	$(543,587)
___________________
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

SoFi Technologies, Inc.

Consolidated Balance Sheet Analysis

Assets
The following is a discussion of the significant changes in our assets, liabilities and permanent equity between March 31, 2025 and December 31, 2024.

			2025 vs 2024
	March 31, 2025	December 31, 2024	$ Change	% Change
Assets
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,716,136	$2,709,360	$6,776	—%
Investment securities	2,153,456	1,895,689	257,767	14%
Total loans	29,093,933	27,528,718	1,565,215	6%
All other assets(1)	3,785,761	4,117,184	(331,423)	(8)%
Total assets	$37,749,286	$36,250,951	$1,498,335	4%
___________________
(1)All other assets includes servicing rights, property, equipment and software, goodwill, intangible assets, operating lease right-of-use assets and other assets. See the condensed consolidated balance sheets within this report.
Total assets as of March 31, 2025 were $37.7 billion, up $1.5 billion, or 4%, from December 31, 2024. The increase was primarily attributable to an increase in our loans held for investment ($1.0 billion) which was primarily related to student loan originations, and an increase in loans held for sale ($541.2 million) driven by an increase in personal and home loan originations partially offset by loan sale activity as we continue to experience high demand for our loan products.

			2025 vs 2024
	March 31, 2025	December 31, 2024	$ Change	% Change
Liabilities and permanent equity
Liabilities:
Total deposits	$27,256,528	$25,978,204	$1,278,324	5%
Debt	3,046,145	3,092,692	(46,547)	(2)%
All other liabilities(1)	768,099	654,921	113,178	17%
Total liabilities	31,070,772	29,725,817	1,344,955	5%
Total permanent equity	6,678,514	6,525,134	153,380	2%
Total liabilities and permanent equity	$37,749,286	$36,250,951	$1,498,335	4%
___________________
(1)Other liabilities includes accounts payable, accruals and other liabilities, operating lease liabilities and residual interests classified as debt. See the condensed consolidated balance sheets within this report.
Liabilities and Permanent Equity
Total liabilities as of March 31, 2025 were $31.1 billion, up $1.3 billion, or 5%, from December 31, 2024. The increase was primarily attributable to an increase in total deposits ($1.3 billion) driven by our differentiated checking and savings account offerings and competitive APY. This increase was partially offset by a decrease in total debt ($46.5 million) as we continue to rely less on our warehouse facilities to fund our operations.
Total permanent equity as of March 31, 2025 was $6.7 billion, up $153.4 million, or 2%, from December 31, 2024. The increase was primarily attributable to: (i) an increase in additional paid-in capital related to share-based compensation and (ii) a decrease in accumulated deficit driven by net income during the three months ended March 31, 2025.

SoFi Technologies, Inc.

Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net cash provided by operating activities	$21,502	$738,248
Net cash used in investing activities	(1,440,220)	(1,261,184)
Net cash provided by financing activities	1,425,763	1,055,445
Cash Flows from Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities stemmed from net income, paydowns on our loans previously classified as held for sale, and favorable changes in other assets, partially offset by loans held for sale originations outpacing cash proceeds from loans held for sale paydowns and sales activities.
For the three months ended March 31, 2024, net cash provided by operating activities stemmed from net income, a favorable change in our operating assets net of operating liabilities, including cash proceeds from loans held or previously classified as held for sale paydowns and sales activities outpacing loans held for sale originations.
Cash Flows from Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was primarily driven by originations and purchases of loans held for investment outpacing repayments of loans held for investment as well as investment securities purchases. These uses were partially offset by cash proceeds from sales, maturities, and paydowns of investment securities and from sales of loans held for investment.
For the three months ended March 31, 2024, net cash used in investing activities was primarily driven by originations and purchases of loans held for investment outpacing repayments of loans held for investment as well as investment securities purchases. These uses were partially offset by cash proceeds from sales, maturities, and paydowns of investment securities and from sales of loans held for investment.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits. This was partially offset by our net change in debt facilities related to our warehouses and debt repayments.
For the three months ended March 31, 2024, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits and proceeds from the issuance of our 2029 convertible notes. This was partially offset by our net change in debt facilities related to our warehouses and debt repayments.

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

SoFi Technologies, Inc.

The following table summarizes our total liquidity reserves:

	March 31, 2025
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$2,085,697	n/a	$2,085,697
Investments in AFS debt securities(1)	1,898,085	n/a	1,898,085
Warehouse facilities(2)	7,098,750	1,225,931	5,872,819
Revolving credit facility(3)	645,000	498,300	146,700
FHLB advances(4)	160,530	25,200	135,330
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$11,938,062	$1,749,431	$10,188,631
___________________
(1)Excludes investments in AFS debt securities which are pledged as collateral to the FHLB, and AFS securitization investments.
(2)Includes personal loan, student loan and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of March 31, 2025, warehouse facility maturity dates ranged from May 2025 through March 2028. See Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)As of March 31, 2025, the amount utilized under the revolving credit facility includes $12.3 million utilized to secure letters of credit. See Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of March 31, 2025, we had $135.0 million of investments in AFS debt securities and $47.7 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $160.5 million, of which $25.2 million was utilized to secure letters of credit.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of March 31, 2025 and December 31, 2024, time deposit balances due in less than one year totaled $356.7 million and $814.7 million, respectively. As of March 31, 2025 and December 31, 2024, the amount of uninsured deposits totaled $665.2 million and $544.3 million, respectively. As of March 31, 2025, approximately 98% of our total deposits were insured.
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
As of March 31, 2025, we had debt obligations and common stock outstanding.
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
Refer to Note 8. Debt to the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and to Note 12. Debt to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for additional information on our borrowing arrangements and the capped call transactions entered into in connection with the issuance of our convertible notes.

SoFi Technologies, Inc.

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
The availability of funds under our warehouse facilities and revolving credit facility is subject to, among other conditions, our continued compliance with the covenants. These financial covenants include, but are not limited to, maintaining: (i) a certain minimum tangible net worth, (ii) minimum unrestricted cash and cash equivalents, (iii) a maximum leverage ratio of total debt to tangible net worth, and (iv) minimum risk-based capital and leverage ratios. A breach of these covenants can result in an event of default under these facilities and allows the lenders to pursue certain remedies. See Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information. Our subsidiaries are restricted in the amount that can be distributed to SoFi only to the extent that such distributions would cause the financial covenants to not be met.
We were in compliance with all covenants as of March 31, 2025.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of March 31, 2025, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of March 31, 2025, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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
In connection with the closing of the Bank Merger in 2022, the OCC imposed a number of conditions on SoFi Bank, including that it adhere to an operating agreement. Per its original terms, the operating agreement with the OCC expired in February 2025 and SoFi Bank is no longer subject to its commitments.

SoFi Technologies, Inc.

The risk- and leverage-based capital ratios and amounts are presented below:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$4,496,976	16.5%	$4,352,537	17.3%	7.0%	6.5%
Tier 1 risk-based capital	4,496,976	16.5%	4,352,537	17.3%	8.5%	8.0%
Total risk-based capital	4,541,069	16.6%	4,398,944	17.5%	10.5%	10.0%
Tier 1 leverage	4,496,976	13.9%	4,352,537	14.4%	4.0%	5.0%
Risk-weighted assets	27,319,777		25,207,621
Quarterly adjusted average assets	32,275,857		30,159,786
SoFi Technologies(3)
CET1 risk-based capital	$4,588,665	15.3%	$4,457,212	16.0%	7.0%	n/a
Tier 1 risk-based capital	4,588,665	15.3%	4,457,212	16.0%	8.5%	n/a
Total risk-based capital	4,632,758	15.5%	4,503,618	16.2%	10.5%	n/a
Tier 1 leverage	4,588,665	13.0%	4,457,212	13.4%	4.0%	n/a
Risk-weighted assets	29,916,795		27,859,577
Quarterly adjusted average assets	35,382,231		33,234,724
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
(3)Amounts and ratios for March 31, 2025 are estimated.
As of March 31, 2025 and December 31, 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since March 31, 2025 that management believes would change the categorization.
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
Guarantees
We may require liquidity resources associated with our guarantee arrangements. As a component of our loan sale agreements, we make certain representations to third parties that purchased our previously held loans. We have a three-year obligation to GSEs on loans that we sell to GSEs, to repurchase any originated loans that do not meet certain GSE guidelines, and we are required to pay the full initial purchase price back to the GSEs. In addition, we make standard representations and warranties related to personal, student and home loan transfers, as well as limited credit-related repurchase guarantees on certain such transfers. If realized, any of the repurchases would require the use of cash. See Note 14. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for further information on these and other guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Factors Affecting Liquidity
The activities of our lending business are a key factor affecting our liquidity, in particular our origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to have adequate liquidity to fund our balance sheet is impacted by our ability to access new deposits, and retain and grow existing deposits, along with our ability to access whole loan buyers, sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms, and to strategically manage our continuing financial interest in securitization-related transfers. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we

SoFi Technologies, Inc.

began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the first quarter of 2025.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of March 31, 2025, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
Other Arrangements
We enter into arrangements in which we originate loans, establish an SPE and transfer loans to the SPE, which has historically served as an important source of liquidity. We also retain the servicing rights of the underlying loans and hold additional interests in the SPE. When an SPE is determined not to be a VIE or when an SPE is determined to be a VIE but we are not the primary beneficiary, the SPE is not consolidated. In addition, a significant change to the pertinent rights of other parties or our pertinent rights, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could impact the determination of whether or not a VIE is consolidated. VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2024 for our VIE consolidation policy.
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

SoFi Technologies, Inc.

We are also the servicer for all trusts in which we hold a financial interest. As servicer, we may have the power to perform the activities which most impact the economic performance of the VIE, but since either we hold an insignificant financial interest in the trusts or rights held by other variable interest holders convey power, we are not the primary beneficiary. Further, we do not provide financial support beyond our initial equity investment, and our maximum exposure to loss as a result of our involvement with nonconsolidated VIEs is limited to that initial investment. For a more detailed discussion of nonconsolidated VIEs, including related activity during the period, see Note 6. Securitization and Variable Interest Entities to the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments which are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during 2025. For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2024 within Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”.
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of March 31, 2025, we had goodwill of $1.4 billion.
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
During the three months ended March 31, 2025, we performed a qualitative assessment for our reporting units to which goodwill is allocated to determine if, for any reporting unit, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In addition to the factors noted in our Annual Report on Form 10-K for the year ended December 31, 2024 for performing such an assessment, management also considers actual results for the current period and updated internal forecasts as compared to prior internal forecasts and other assumptions used in the quantitative annual assessment.
Based on this assessment, while management does not believe that the goodwill in any of the reporting units is impaired as of March 31, 2025, management has determined that it is more likely than not that the fair values of the Galileo and Technisys reporting units within the Technology Platform segment, with goodwill of $816.0 million and $522.6 million, respectively, are not substantially in excess of their carrying amounts.
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

SoFi Technologies, Inc.

Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Condensed Consolidated Financial Statements herein and Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, counterparty risk and operational risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of a foreign company. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during the periods presented. For additional information on our market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Interest Rate Risk
We are exposed to the risk of loss to future earnings, values or future cash flows that may result from changes in market discount rates or overall market conditions, such as instability in the banking and financial services sectors. We are subject to interest rate risk associated with our loans, securitization investments (comprised of residual investments and asset-backed bonds), servicing rights and investments in AFS debt securities, which are measured at fair value on a recurring basis using a discounted cash flow methodology in which the discount rate represents an estimate of the required rate of return by market participants. Our loans with variable interest rates are exposed to interest rate volatility, which impacts the amount of recognized interest income. Our securitization residual investments are carried at fair value, which is subject to changes in market value by virtue of the impact of interest rates on the market yield of the residual investments. The value and earnings of our asset-backed bonds, which are associated with our personal loans and student loans, have a converse relationship to the movement of interest rates. That is, as interest rates rise, bond values and earnings fall and vice versa. Additionally, we are subject to interest rate risk on our variable-rate warehouse facilities and our revolving credit facility. Market interest rates may also drive the interest we offer to members on their deposits. Future funding activities may increase our exposure to interest rate risk, as the interest rates payable on such funding may be tied to SOFR or another representative alternative reference rate. We are also exposed to market risk through our investments in equity securities, which we elect to measure using the measurement alternative method of accounting and therefore may have positive or negative adjustments that impact our results of operations resulting from observable price changes based on current market conditions.
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

SoFi Technologies, Inc.

Fair value sensitivities measure the interest rate sensitivity of balance sheet assets recorded at fair value which primarily consists of loans and securitization investments. Servicing rights and AFS securities in the investment portfolio are also measured as fair value sensitivities. The fair value sensitivity reflects the change in asset price due to an interest rate shock to the underlying benchmark discount rate. Key assumptions for the fair value sensitivity include conditional prepayment rates, annual default rates, and discount rates. Please refer to the Level 3 Significant Inputs in Note 11. Fair Value Measurements to the Notes to Condensed Consolidated Financial Statements for more details on these assumptions.
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

	Net Interest Income (Expense)
	March 31, 2025	December 31, 2024
Basis point change scenario
+200	$(173,080)	$(140,315)
+100	(78,638)	(62,415)
-100	133,241	53,730
-200	235,920	99,763

	Change in Fair Value
	March 31, 2025	December 31, 2024
Basis point change scenario
+200	$(1,161,587)	$(1,102,784)
+100	(616,598)	(562,526)
-100	644,780	591,349
-200	1,320,259	1,209,383
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

SoFi Technologies, Inc.

The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of March 31, 2025 based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of March 31, 2025. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.
The carrying value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans at amortized cost, for which we have recorded an allowance as of March 31, 2025.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(116,631)	$116,631
Carrying value	(4,437)	4,437
Income (loss) before income taxes	(121,068)	121,068
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2025. As of March 31, 2025, gross derivative asset and liability positions subject to master netting arrangements were $27 and $142,211, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of March 31, 2025, we had total borrowing capacity under loan warehouse facilities of $7.1 billion, of which $1.2 billion was utilized. Refer to Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
In the case of our call options on our common stock, if the capped call counterparties, which are financial institutions and initial purchasers of our convertible notes, are unable to meet their obligations under the contract, we may not be able to mitigate the dilutive effect on our common stock upon conversions of our convertible notes or offset any potential cash payments we may be required to make in excess of the principal amount of converted convertible notes. Refer to Note 9. Equity to the Notes to Condensed Consolidated Financial Statements for additional information on our capped call transactions.
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

SoFi Technologies, Inc.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SoFi Technologies, Inc.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 14. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents we file with the SEC. There are no material changes from the risk factors set forth in our 2024 Annual Report on Form 10-K except as set forth below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, reputation, financial condition, results of operations, revenue or our future prospects, or market price of our common stock.
We may incorporate cryptocurrency into our product offerings, which may subject us to laws and regulations relating to cryptocurrencies in various jurisdictions where we conduct our business. Such laws and regulations can be complex, are subject to change, and complying with them across various jurisdictions imposes operational, time, and cost constraints on our business. Our actual or perceived failure to comply with such obligations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities.
We may in the future offer cryptocurrency products which could subject us to additional regulations, licensing requirements, or other obligations. Compliance with any such regulations may be complex and costly. Cryptocurrencies are not considered legal tender or backed by most governments, and have experienced technological flaws and various law enforcement and regulatory interventions. In addition, in the U.S. and certain other jurisdictions, certain cryptocurrencies may be securities and subject to the securities laws of the relevant jurisdictions. The rapidly evolving regulatory landscape with respect to cryptocurrency may subject us to registrations, inquiries or investigations from regulators and governmental authorities, require us to make product changes, restrict or discontinue product offerings, and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines, be forced to cease offering cryptocurrency products, and other consequences.
Cryptocurrencies have in the past and may in the future experience periods of extreme price volatility. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency could expose us to litigation, regulatory action or possible liability, and have an adverse effect on our business.
In addition, we may rely on third parties for certain aspects of cryptocurrency offerings and reliance on third parties involves risks. For example, inappropriate access to, theft, destruction or other loss of cryptocurrency assets held by any custodian we may use, insufficient insurance coverage by any such custodian to reimburse us for all such losses, such custodian’s failure to maintain effective controls over the custody and settlement services provided to us, such custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by counterparty financial institutions, could materially and adversely affect our financial performance and significantly harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

SoFi Technologies, Inc.

Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2025, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number Reference

10.1†*	Offer Letter, dated as of November 2, 2023, by and between Social Finance, Inc. and Arun Pinto
10.2†*	Offer Letter, dated as of July 8, 2024, by and between SoFi Technologies, Inc. and Eric Schuppenhauer
10.3†*	Offer Letter, dated as of February 29, 2024, by and between Social Finance, LLC and Stephen Simcock
10.4†	Form of Performance Stock Unit Award Agreement Under the Amended and Restated 2021 Stock Option and Incentive Plan for SoFi Technologies, Inc. - Executive Staff	8-K	001-39606	March 27, 2025	99.1
10.5†	Form of Performance Stock Unit Award Agreement Under the Amended and Restated 2021 Stock Option and Incentive Plan for SoFi Technologies, Inc. - CEO and CFO	8-K	001-39606	March 27, 2025	99.2
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.
(Registrant)

Date:	May 6, 2025	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer