Form 10-Q
period 2025-06-30
SoFi Technologies, Inc.
filed 2025-08-07
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 31, 2025 was 1,197,450,100 shares.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	FRB: Federal Reserve Bank of San Francisco
AFS: Available-for-sale	FTC: Federal Trade Commission
ALCO: Asset Liability Committee	FTP: Fund transfer pricing
AWS: Amazon Web Services	GAAP: U.S. Generally Accepted Accounting Principles
AOCI: Accumulated other comprehensive income (loss)	GLBA: Gramm-Leach-Bliley Act
ASU: Accounting Standards Update	Golden Pacific: Golden Pacific Bancorp, Inc.
ATDS: Automatic telephone dialing systems	GSE: Government-Sponsored Enterprise
BHCA: Bank Holding Company Act of 1956, as amended	HELOC: Home Equity Line of Credit
bps: Basis points	HFI: Held for investment
BSA: Bank Secrecy Act	HFS: Held for sale
Bank Merger: Acquisition of Golden Pacific Bancorp, Inc. and its wholly owned	HMDA: Home Mortgage Disclosure Act
subsidiary, Golden Pacific Bank, National Association, a national bank, in	IRLC: Interest rate lock commitment
February 2022	IRR: Interest rate risk
Business Combination: Transactions contemplated in a merger agreement entered	IRS: Internal Revenue Service
into by Social Finance, Inc. with Social Capital Hedosophia Holdings Corp. V on	LIBOR: London Inter-Bank Offered Rate
January 7, 2021	LIHTC: Low Income Housing Tax Credit
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	LOCOM: Lower of cost or market
CCPA: California Consumer Privacy Act	MLA: Military Lending Act
CD: Community Development	MSB: Money services business
CET1: Common Equity Tier 1	MSRB: Municipal Securities Rulemaking Board
CFP: Certified financial planners	NACHA: National Automated Clearinghouse Association
CFPA: Consumer Financial Protection Act	Nasdaq: The Nasdaq Global Select Market
CFPB: Consumer Financial Protection Bureau	NII: Net Interest Income
CFTC: Commodity Futures Trading Commission	OCC: Office of the Comptroller of the Currency
CISO: Chief Information Security Officer	OFAC: Office of Foreign Assets Control
CODM: Chief Operating Decision Maker	PCD: Purchased credit deteriorated
CPA: Colorado Privacy Act	PD: Probability of Default
CPPA: California Privacy Protection Act	PFOF: Payment for order flow
CPRA: California Privacy Rights Act	PSU: Performance stock units
CRA: Community Reinvestment Act	QIA: Qatar Investment Authority
DACA: Deferred Access for Childhood Arrival	RESPA: Real Estate Settlement Procedures Act
DCF: Discounted cash flow	ROU: Right-of-use
DEP: Digital engagement practices	RSU: Restricted stock units
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	SCH: Social Capital Hedosophia Holdings Corp. V
Protection Act of 2010	SCRA: Servicemembers’ Civil Relief Act
DSU: Deferred stock units	SEC: U.S. Securities and Exchange Commission
DTC: Depository Trust Company	SPAC: Special purpose acquisition company
EAD: Exposure at Default	Social Finance: Social Finance, LLC (formerly Social Finance, Inc.)
EBRC: Enterprise Broad Risk Committee	SoFi Bank: SoFi Bank, National Association
EC: European Commission	SoFi Capital Advisors: SoFi Capital Advisors, LLC
ECOA: Equal Credit Opportunity Act	SoFi Securities: SoFi Securities LLC
EFTA: Electronic Fund Transfer Act	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
EPS: Earnings (loss) per share of common stock	Park in Inglewood, California
ESG: Environmental, social and corporate governance	SoFi Wealth: SoFi Wealth LLC
ESIGN: Electronic Signatures in Global and National Commerce Act	SOFR: Secured Overnight Financing Rate
ESPP: Employee Stock Purchase Plan	SPE: Special purpose entity
ETF: Exchange-Traded Funds	SRO: Self-regulatory organizations
EVE: Economic value of equity	TBA: To-be-announced security
FCA: Financial Conduct Authority	TCJA: Tax Cuts and Jobs Act
FCRA: Fair Credit Reporting Act	TCPA: Federal Telephone Consumer Protection Act
FDCPA: Fair Debt Collection Practices Act	Technisys: Technisys S.A., a Luxembourg société anonyme
FDIA: Federal Deposit Insurance Act	TDR: Troubled debt restructuring
FDIC: Federal Deposit Insurance Corporation	TGL: TMRW Golf League
Federal Reserve: Board of Governors of the Federal Reserve System	TILA: Truth in Lending Act
FHA: Fair Housing Act	UDAAP: Unfair, deceptive or abusive acts or practices
FHFA: Federal Housing Finance Agency	UETA: Uniform Electronic Transactions Act
FHLB: Federal Home Loan Bank	VA: United Stated Department of Veterans Affairs
FinCEN: Financial Crimes Enforcement Network	VIE: Variable interest entity
FINRA: Financial Industry Regulatory Authority	Wyndham: Wyndham Capital Mortgage

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
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as elevated and fluctuating interest rates, inflationary pressures, trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures, global trade relations, counterparty risk, changing customer demand and employment rates, capital markets volatility, instability in the financial services industry, a potential U.S. government shutdown, uncertainty stemming from government actions and policies and regulatory priorities, the possibility of a recession, and domestic or international conflicts or disputes;
•the success of our marketing efforts and our ability to expand our member base;
•our ability to grow market share in existing markets or any new markets we may enter;
•our ability to develop new products and services (including our potential cryptocurrency and blockchain innovations), features and functionality that are competitive and meet market needs;
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,122,502	$2,538,293
Restricted cash and restricted cash equivalents	592,101	171,067
Investment securities (includes available-for-sale securities of $2,266,588 and $1,804,043 at fair value with associated amortized cost of $2,255,505 and $1,807,686, as of June 30, 2025 and December 31, 2024, respectively)	2,374,810	1,895,689
Loans held for sale (includes $20.0 billion and $17.7 billion at fair value, as of June 30, 2025 and December 31, 2024, respectively)	20,063,089	17,684,892
Loans held for investment, at fair value	10,741,641	8,597,368
Loans held for investment, at amortized cost (less allowance for credit losses of $47,838 and $46,684, as of June 30, 2025 and December 31, 2024, respectively)	1,413,385	1,246,458
Servicing rights	375,006	342,128
Property, equipment and software	354,755	287,869
Goodwill	1,393,505	1,393,505
Intangible assets	263,522	297,794
Operating lease right-of-use assets	77,213	81,219
Other assets (less allowance for credit losses of $3,178 and $2,444, as of June 30, 2025 and December 31, 2024, respectively)	1,340,642	1,714,669
Total assets	$41,112,171	$36,250,951
Liabilities and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$29,411,104	$25,861,400
Noninterest-bearing deposits	129,570	116,804
Total deposits	29,540,674	25,978,204
Accounts payable, accruals and other liabilities	676,293	556,923
Operating lease liabilities	91,434	97,389
Debt	3,942,636	3,092,692
Residual interests classified as debt	554	609
Total liabilities	34,251,591	29,725,817
Commitments, guarantees, concentrations and contingencies (Note 14)
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,113,442,968 and 1,095,357,781 shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively(1)	111	109
Additional paid-in capital	7,994,095	7,838,988
Accumulated other comprehensive income (loss)	3,593	(8,365)
Accumulated deficit	(1,137,219)	(1,305,598)
Total permanent equity	6,860,580	6,525,134
Total liabilities and permanent equity	$41,112,171	$36,250,951
______________
(1)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of June 30, 2025 and December 31, 2024. See Note 9. Equity for additional information.

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

	June 30, 2025	December 31, 2024
Assets
Restricted cash and restricted cash equivalents	$7,157	$20,719
Loans held for sale, at fair value	45,351	171,421
Loans held for investment, at fair value	73,273	80,812
Total assets	$125,781	$272,952
Liabilities
Accounts payable, accruals and other liabilities	$177	$117
Debt	59,747	80,878
Residual interests classified as debt	554	609
Total liabilities	$60,478	$81,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In Thousands, Except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Loans and securitizations	$738,862	$621,061	$1,451,738	$1,241,289
Other	53,543	53,534	104,479	99,217
Total interest income	792,405	674,595	1,556,217	1,340,506
Interest expense
Securitizations and warehouses	29,650	17,362	57,794	58,283
Deposits	233,232	231,815	458,631	443,266
Corporate borrowings	11,504	12,725	22,932	23,436
Other	182	109	297	219
Total interest expense	274,568	262,011	539,654	525,204
Net interest income	517,837	412,584	1,016,563	815,302
Noninterest income
Loan origination, sales, securitizations and servicing	70,855	61,531	123,660	125,505
Technology products and solutions	90,796	85,866	177,233	171,538
Loan platform fees	127,405	12,018	220,155	22,732
Other	48,051	26,619	89,092	108,536
Total noninterest income	337,107	186,034	610,140	428,311
Total net revenue	854,944	598,618	1,626,703	1,243,613
Provision for credit losses	10,035	11,640	15,713	18,822
Noninterest expense
Technology and product development	152,146	132,167	308,352	263,087
Sales and marketing	264,744	184,762	502,920	352,128
Cost of operations	150,437	109,703	285,957	209,764
General and administrative	165,390	145,006	321,787	290,246
Total noninterest expense	732,717	571,638	1,419,016	1,115,225
Income before income taxes	112,192	15,340	191,974	109,566
Income tax (expense) benefit	(14,929)	2,064	(23,595)	(4,119)
Net income	$97,263	$17,404	$168,379	$105,447
Other comprehensive income
Unrealized gains on available-for-sale securities, net	1,328	741	12,790	41
Foreign currency translation adjustments, net	(563)	(136)	(832)	(315)
Total other comprehensive income (loss)	765	605	11,958	(274)
Comprehensive income	$98,028	$18,009	$180,337	$105,173
Earnings per share (Note 15)
Earnings per share – basic	$0.09	$0.01	$0.15	$0.08
Earnings per share – diluted	$0.08	$0.01	$0.14	$0.03
Weighted average common stock outstanding – basic	1,107,006	1,058,592	1,102,525	1,020,605
Weighted average common stock outstanding – diluted	1,182,877	1,065,171	1,184,197	1,042,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Permanent Equity
	Shares	Amount
Balance at March 31, 2025	1,104,104,203	$110	$7,910,058	$2,828	$(1,234,482)	$6,678,514
Share-based compensation expense	—	—	75,973	—	—	75,973
Vesting of RSUs	8,654,892	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(379,570)	—	(4,299)	—	—	(4,299)
Exercise of common stock options	91,544	—	600	—	—	600
Employee stock purchase plan	971,899	—	11,764	—	—	11,764
Net income	—	—	—	—	97,263	97,263
Other comprehensive income, net of taxes	—	—	—	765	—	765
Balance at June 30, 2025	1,113,442,968	$111	$7,994,095	$3,593	$(1,137,219)	$6,860,580

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity
	Shares	Amount
Balance at January 1, 2025	1,095,357,781	$109	$7,838,988	$(8,365)	$(1,305,598)	$6,525,134
Share-based compensation expense	—	—	152,441	—	—	152,441
Vesting of RSUs	17,776,848	2	(2)	—	—	—
Stock withheld related to taxes on vested RSUs	(797,339)	—	(9,891)	—	—	(9,891)
Exercise of common stock options	133,779	—	795	—	—	795
Employee stock purchase plan	971,899	—	11,764	—	—	11,764
Net income	—	—	—	—	168,379	168,379
Other comprehensive income, net of taxes	—	—	—	11,958	—	11,958
Balance at June 30, 2025	1,113,442,968	$111	$7,994,095	$3,593	$(1,137,219)	$6,860,580
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$168,379	$105,447
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	127,012	116,139
Depreciation and amortization	112,026	98,162
Deferred debt issuance and discount expense	5,367	8,207
Gain on extinguishment of convertible debt	—	(59,194)
Provision for credit losses	15,713	18,822
Deferred income taxes	19,169	(3,110)
Fair value changes in loans held for investment	(218,830)	(58,908)
Fair value changes in securitization investments	(1,137)	(2,194)
Other	1,775	(1,551)
Changes in loans held for sale, net	(2,443,713)	(535,792)
Changes in accrued interest on loans	(17,377)	7,245
Changes in loans previously classified as held for sale, net	514,427	782,944
Changes in servicing assets	(32,878)	(110,860)
Changes in other assets	206,085	(97,207)
Changes in other liabilities	98,576	(14,273)
Net cash (used in) provided by operating activities	$(1,445,406)	$253,877
Investing activities
Purchases of property, equipment and software	$(116,069)	$(68,696)
Capitalized software development costs	(4,171)	(4,889)
Purchases of available-for-sale investments	(853,559)	(1,308,629)
Proceeds from sales of available-for-sale investments	204,777	—
Proceeds from maturities and paydowns of available-for-sale investments	237,720	471,007
Changes in loans held for investment, net	(2,617,949)	(2,556,261)
Proceeds from securitization investments	28,817	22,693
Proceeds from non-securitization investments	9,585	2,515
Purchases of non-securitization investments	(51,842)	(13,841)
Net cash used in investing activities	$(3,162,691)	$(3,456,101)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Financing activities
Net change in deposits	$3,766,414	$4,297,336
Net change in debt facilities	868,016	(2,093,205)
Proceeds from other debt issuances	—	845,250
Repayment of other debt	(22,162)	(297,183)
Payment of debt issuance costs	(394)	(5,845)
Purchase of capped calls	—	(90,649)
Unwind of capped calls	—	10,180
Taxes paid related to net share settlement of share-based awards	(9,891)	(7,758)
Proceeds from stock option exercises	795	632
Proceeds from issuance of common stock under the ESPP	11,764	—
Payment of redeemable preferred stock dividends	—	(16,503)
Redemption of Series 1 preferred stock	—	(323,400)
Finance lease principal payments	(370)	(262)
Net cash provided by financing activities	$4,614,172	$2,318,593
Effect of exchange rates on cash and cash equivalents	(832)	(315)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$5,243	$(883,946)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,709,360	3,615,578
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,714,603	$2,731,632

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,122,502	$2,334,589
Restricted cash and restricted cash equivalents	592,101	397,043
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,714,603	$2,731,632

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$266,370	$78,964
Share-based compensation capitalized related to internally-developed software	25,429	18,411
Extinguishment of convertible notes by issuance of common stock	—	593,910

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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 24, 2025 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
In our unaudited condensed consolidated financial statements, we made the following presentation changes in 2025:
•In our unaudited condensed consolidated statements of operations and comprehensive income beginning in the second quarter of 2025, we combined the financial statement line items for noninterest income—loan origination, sales and securitizations and noninterest income—servicing, and presented within noninterest income—loan origination, sales, securitizations and servicing.
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
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual investments and asset-backed bonds (collectively, “securitization investments”) that we report within investment securities in the condensed consolidated balance sheets. We elected the fair value option for a portion of these investments with gains and losses reported within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. We account for the remaining securitization investments as AFS debt securities. See Note 6. Securitization and Variable Interest Entities for a breakout of those securitization investments for which we have elected to account for as AFS debt securities. We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available. See Note 11. Fair Value Measurements for the key inputs used in the fair value measurements of our residual investments and asset-backed bonds.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$22,548	$11,880	$42,248	$22,582
Referrals, other(2)	2,588	1,738	5,118	3,772
Interchange(2)	26,502	14,457	49,314	26,459
Brokerage(2)	7,542	5,960	14,527	9,994
Other(2)(3)	2,166	654	3,897	1,581
Total financial services	61,346	34,689	115,104	64,388
Technology Platform
Technology services	89,574	85,469	175,562	170,119
Other(3)	970	624	1,606	1,884
Total technology platform(4)	90,544	86,093	177,168	172,003
Total revenue from contracts with customers	151,890	120,782	292,272	236,391
Other sources of revenue
Loan origination, sales, securitizations and servicing	70,855	61,531	123,660	125,505
Loan platform business, other(1)	104,857	138	177,907	150
Other(5)	9,505	3,583	16,301	66,265
Total other sources of revenue	185,217	65,252	317,868	191,920
Total noninterest income	$337,107	$186,034	$610,140	$428,311
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
(4) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive income. Related to these technology platform services, we had deferred revenue of $7,430 and $7,474 as of June 30, 2025 and December 31, 2024, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $2,536 and $1,086 during the three months ended June 30, 2025 and 2024, respectively, and $4,904 and $2,386 during the six months ended June 30, 2025 and 2024, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(5) Includes gain on extinguishment of convertible debt of $59,194 during the six months ended June 30, 2024.
Contract Balances
As of June 30, 2025 and December 31, 2024, accounts receivable, net associated with revenue from contracts with customers was $70,104 and $61,569, respectively, reported within other assets in the condensed consolidated balance sheets.
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
During the three months ended June 30, 2025 and 2024, we recognized associated amortization expense of $12,352 and $4,538, respectively. During the six months ended June 30, 2025 and 2024, we recognized associated amortization expense of $22,803 and $7,553, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 3. Loans

As of June 30, 2025, our loan portfolio consisted of (i) loans held for sale, including personal loans, which are measured at fair value under the fair value option or at lower of cost or market, and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	June 30, 2025	December 31, 2024
Loans held for sale
At fair value
Personal loans(1)	$19,603,937	$17,532,396
Home loans	377,392	152,496
Total loans held for sale, at fair value	19,981,329	17,684,892
At lower of cost or market
Personal loans(2)	81,760	—
Total loans held for sale, at lower of cost or market	81,760	—
Total loans held for sale	20,063,089	17,684,892
Loans held for investment
Student loans(3)	10,741,641	8,597,368
Total loans held for investment, at fair value	10,741,641	8,597,368
Secured loans	888,421	806,441
Credit card	364,997	289,159
Commercial and consumer banking:
Commercial real estate	145,574	136,474
Commercial and industrial	4,321	4,986
Residential real estate and other consumer	10,072	9,398
Total commercial and consumer banking	159,967	150,858
Total loans held for investment, at amortized cost(4)	1,413,385	1,246,458
Total loans held for investment	12,155,026	9,843,826
Total loans	$32,218,115	$27,528,718
_____________________
(1) Includes $45,351 and $171,421 of personal loans in consolidated VIEs as of June 30, 2025 and December 31, 2024, respectively.
(2) Includes loans originated as part of the loan platform business on behalf of third party partners.
(3) Includes $1,835,639 and $2,034,559 of student loans covered by financial guarantee, and $73,273 and $80,812 of student loans in consolidated VIEs as of June 30, 2025 and December 31, 2024, respectively.
(4) See Note 4. Allowance for Credit Losses herein, and Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards under the heading “Allowance for Credit Losses” in our Annual Report on Form 10-K for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.

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

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2025
Unpaid principal balance	$18,416,674	$10,099,685	$359,360	$28,875,719
Accumulated interest	132,100	57,581	895	190,576
Cumulative fair value adjustments	1,055,163	584,375	17,137	1,656,675
Total fair value of loans(1)	$19,603,937	$10,741,641	$377,392	$30,722,970
December 31, 2024
Unpaid principal balance	$16,589,623	$8,215,629	$149,862	$24,955,114
Accumulated interest	128,733	44,603	260	173,596
Cumulative fair value adjustments	814,040	337,136	2,374	1,153,550
Total fair value of loans(1)	$17,532,396	$8,597,368	$152,496	$26,282,260
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

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2025
Unpaid principal balance	$77,941	$12,828	$93	$90,862
Accumulated interest	3,858	249	—	4,107
Cumulative fair value adjustments(1)	(63,942)	(9,082)	(8)	(73,032)
Fair value of loans 90 days or more delinquent (2)	$17,857	$3,995	$85	$21,937
December 31, 2024
Unpaid principal balance	$91,477	$9,578	$339	$101,394
Accumulated interest	4,400	168	1	4,569
Cumulative fair value adjustments(1)	(75,390)	(6,760)	(22)	(82,172)
Fair value of loans 90 days or more delinquent (2)	$20,487	$2,986	$318	$23,791
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. As such, the $73.0 million fair value adjustment as of June 30, 2025 has been recorded in noninterest income—loan origination, sales, securitizations and servicing in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
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
The following table summarizes our loan securitization transfers, other than those related to our Loan Platform Business, that qualified for sale accounting treatment. There were no such loan securitization transfers qualifying for sale accounting treatment during the three months and six months ended June 30, 2025, as well as during the three months ended June 30, 2024.

Six Months Ended June 30,
2024
Personal loans
Fair value of consideration received:
Cash	$674,036
Securitization investments	35,616
Servicing assets recognized	27,523
Repurchase liabilities recognized	(280)
Total consideration	736,895
Aggregate unpaid principal balance and accrued interest of loans sold	701,601
Gain from loan sales	$35,294
Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—loan origination, sales, securitizations, and servicing in the condensed consolidated statements of operations and comprehensive income.
During the six months ended June 30, 2025 we had deconsolidation of debt on personal loans of $13.2 million, and during the three and six months ended June 30, 2024 we had deconsolidation of debt on student loans of $55.9 million and $98.0 million, respectively. We did not have any deconsolidation of debt on personal loans for the three months ended June 30, 2025. For all periods, the impact on earnings from these deconsolidations was immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our current whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$200,326	$1,136,812	$1,313,348	$1,636,563
Receivable	—	—	—	3,036
Servicing assets recognized	11,817	70,472	80,442	104,021
Repurchase liabilities recognized	(520)	(4,181)	(1,800)	(5,981)
Total consideration	211,623	1,203,103	1,391,990	1,737,639
Aggregate unpaid principal balance and accrued interest of loans sold	200,526	1,136,427	1,313,698	1,639,464
Realized gain	$11,097	$66,676	$78,292	$98,175
Student loans
Fair value of consideration received:
Cash	$—	$—	$—	$310,331
Servicing assets recognized	—	—	—	8,249
Repurchase liabilities recognized	—	—	—	(46)
Total consideration	—	—	—	318,534
Aggregate unpaid principal balance and accrued interest of loans sold	—	—	—	303,578
Realized gain	$—	$—	$—	$14,956
Home loans
Fair value of consideration received:
Cash	$792,211	$385,030	$1,118,851	$729,708
Servicing assets recognized	4,222	3,390	7,016	6,222
Repurchase liabilities recognized	(1,534)	(634)	(2,143)	(1,139)
Total consideration	794,899	387,786	1,123,724	734,791
Aggregate unpaid principal balance and accrued interest of loans sold	779,332	381,299	1,101,864	725,557
Realized gain	$15,567	$6,487	$21,860	$9,234
The following table summarizes our delinquent whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$7,200	$5,549	$14,400	$10,549
Servicing assets recognized	6,304	4,884	12,610	8,284
Repurchase liabilities recognized	(90)	(28)	(171)	(53)
Total consideration	13,414	10,405	26,839	18,780
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	94,699	73,450	189,532	139,861
Realized loss	$(81,285)	$(63,045)	$(162,693)	$(121,081)
__________________
(1) During the three and six months ended June 30, 2025, includes $90.0 million and $180.0 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries, respectively. During the three and six months ended June 30, 2024,

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
includes $69.4 million and $131.9 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries, respectively.
(2) For the three and six months ended June 30, 2025 $63.4 million and $126.7 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2024 $47.1 million and $90.3 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of June 30, 2025 and 2024, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
The following table summarizes loans originated and subsequently sold as part of our Loan Platform Business, which are loans that we originate on behalf of a third party for which we receive a fee. Sales related to our Loan Platform Business during the three and six months ended June 30, 2024 were immaterial.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Personal loans
Fair value of consideration received:
Cash	$2,370,668	$3,917,253
Servicing assets recognized	17,707	28,633
Repurchase liabilities recognized	(2,156)	(3,217)
Total consideration	2,386,219	3,942,669
Aggregate carrying amount and accrued interest of loans sold(1)	2,285,070	3,773,422
Loan fees, net(2)	83,442	140,614
Servicing assets recognized	17,707	28,633
Loan platform fees recognized(3)	$101,149	$169,247
_____________________
(1)Includes unpaid principal balance of $2.3 billion and $3.8 billion for the three and six months ended June 30, 2025, respectively.
(2)Represents loan platform fees earned less the repurchase liabilities recognized at the time of sale.
(3)Recorded in noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
The following table summarizes the results of the transfer related to the portion of personal loans that we contributed as part of a securitization that qualified for sale accounting treatment, which related to incremental loans originated and subsequently sold as part of our Loan Platform Business. There were no loan securitization transfers related to our Loan Platform Business qualifying for sale accounting treatment during the three and six months ended June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Personal loans
Fair value of consideration received:
Cash(1)	$(173)	$(626)
Securitization investments retained(2)	38,340	77,474
Servicing assets recognized	273	553
Repurchase liabilities recognized	(38)	(65)
Total consideration	38,402	77,336
Aggregate carrying amount and accrued interest of loans sold(3)	37,275	74,872
Gain from loan sales(4)	$1,127	$2,464
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
(3)Includes unpaid principal balance of $37.7 million and $75.9 million for the three and six months ended June 30, 2025, respectively.

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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2025
Loans in delinquency (30+ days past due)	$156,286	$48,546	$38,203	$243,035
Total loans in delinquency	243,437	88,087	38,203	369,727
Total transferred loans serviced(1)	9,165,685	3,813,984	6,517,215	19,496,884
December 31, 2024
Loans in delinquency (30+ days past due)	$109,169	$67,234	$35,910	$212,313
Total loans in delinquency	168,403	129,317	35,910	333,630
Total transferred loans serviced(1)	6,060,329	5,230,303	6,234,859	17,525,491
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personal loans
Servicing fees collected from transferred loans	$16,741	$16,670	$36,909	$26,115
Charge-offs, net of recoveries, of transferred loans	149,936	87,840	278,857	173,173
Student loans
Servicing fees collected from transferred loans	4,523	5,975	9,668	12,121
Charge-offs, net of recoveries, of transferred loans	12,518	11,123	23,791	21,976
Home loans
Servicing fees collected from transferred loans	4,226	4,232	8,606	8,271
Total
Servicing fees collected from transferred loans	$25,490	$26,877	$55,183	$46,507
Charge-offs, net of recoveries, of transferred loans	162,454	98,963	302,648	195,149

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
June 30, 2025
Secured loans	$887,047	$—	$—	$—	$—	$887,047
Credit card	386,825	3,480	2,907	7,057	13,444	400,269
Commercial and consumer banking:
Commercial real estate	147,197	—	—	—	—	147,197
Commercial and industrial	4,198	—	118	89	207	4,405
Residential real estate and other consumer(3)	10,138	—	—	—	—	10,138
Total commercial and consumer banking	161,533	—	118	89	207	161,740
Total loans	$1,435,405	$3,480	$3,025	$7,146	$13,651	$1,449,056
December 31, 2024
Secured loans	$804,800	$—	$—	$—	$—	$804,800
Credit card	312,676	3,429	3,311	9,056	15,796	328,472
Commercial and consumer banking:
Commercial real estate	138,172	—	—	—	—	138,172
Commercial and industrial	4,831	—	188	77	265	5,096
Residential real estate and other consumer(3)	9,370	—	—	—	—	9,370
Total commercial and consumer banking	152,373	—	188	77	265	152,638
Total loans	$1,269,849	$3,429	$3,499	$9,133	$16,061	$1,285,910
______________
(1)Generally, all of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, credit card and commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $45,515 and $44,350 as of June 30, 2025 and December 31, 2024, respectively, and accrued interest of $4,203 and $4,125, respectively. For secured loans, the balance is presented before accrued interest of $1,374 and $1,641 as of June 30, 2025 and December 31, 2024, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $2,323 and $2,334 as of June 30, 2025 and December 31, 2024, respectively, and accrued interest of $550 and $554, respectively.
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

FICO	June 30, 2025	December 31, 2024
≥ 800	$43,324	$38,076
780 – 799	24,739	24,566
760 – 779	27,085	24,533
740 – 759	30,242	26,321
720 – 739	41,116	30,215
700 – 719	51,677	36,050
680 – 699	52,820	37,994
660 – 679	39,963	30,504
640 – 659	26,258	21,206
620 – 639	15,656	14,098
600 – 619	10,773	9,393
≤ 599	36,616	35,516
Total credit card	$400,269	$328,472
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$16,212	$34,007	$18,935	$28,809	$7,043	$24,592	$129,598	$167
Watch	—	—	5,176	2,383	—	2,179	9,738	—
Special mention	—	1,676	—	2,699	—	713	5,088	—
Substandard	—	—	—	—	—	2,606	2,606	—
Total commercial real estate	16,212	35,683	24,111	33,891	7,043	30,090	147,030	167
Commercial and industrial
Pass	—	133	18	—	—	2,948	3,099	1,051
Watch	—	—	31	—	—	—	31	—
Substandard	—	—	—	—	—	224	224	—
Total commercial and industrial	—	133	49	—	—	3,172	3,354	1,051
Residential real estate and other consumer
Pass	—	—	—	—	—	3,904	3,904	4,330
Watch	—	—	—	—	—	—	—	1,904
Total residential real estate and other consumer	—	—	—	—	—	3,904	3,904	6,234
Total commercial and consumer banking	$16,212	$35,816	$24,160	$33,891	$7,043	$37,166	$154,288	$7,452

Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans was $887.0 million and $804.8 million as of June 30, 2025 and December 31, 2024, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the majority of which have a term of 7 years or less. Our secured loans were originated in 2023, 2024 and 2025, are all current and there have been no charge-offs since origination.
We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of June 30, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended June 30, 2025
Balance at March 31, 2025	$42,179	$2,190	$2,789
Provision for credit losses(2)	9,901	134	389
Net charge-offs(3)	(6,565)	(1)	—
Balance at June 30, 2025	$45,515	$2,323	$3,178
Three Months Ended June 30, 2024
Balance at March 31, 2024	$49,092	$2,221	$2,109
Provision for credit losses(2)	11,348	292	382
Net charge-offs(3)	(11,034)	(11)	(982)
Balance at June 30, 2024	$49,406	$2,502	$1,509
Six Months Ended June 30, 2025
Balance at December 31, 2024	$44,350	$2,334	$2,444
Provision for credit losses(2)	15,720	(7)	767
Net charge-offs(3)	(14,555)	(4)	(33)
Balance at June 30, 2025	$45,515	$2,323	$3,178
Six Months Ended June 30, 2024
Balance at December 31, 2023	$52,385	$2,310	$1,837
Provision for credit losses(2)	18,601	221	2,793
Net charge-offs(3)	(21,580)	(29)	(3,121)
Balance at June 30, 2024	$49,406	$2,502	$1,509
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
(3)During the three and six months ended June 30, 2025, recoveries of amounts previously reserved related to credit cards were $805 and $1,569 , respectively. During the three and six months ended June 30, 2024, recoveries of amounts previously reserved related to credit cards were $1,136 and $2,219, respectively. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025, recoveries of amounts previously reserved related to accounts receivable were $300 and $602, respectively. During the three and six months ended June 30, 2024, recoveries of amounts previously reserved related to accounts receivable were $541 and $1,038, respectively.

Credit card: During the three and six months ended June 30, 2025, accrued interest receivables written off by reversing interest income were $1.5 million and $3.4 million, respectively. During the three and six months ended June 30, 2024, accrued interest receivables written off by reversing interest income were $2.4 million and $5.0 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 5. Investment Securities

The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
June 30, 2025
U.S. Treasury securities	$228,216	$2,451	$592	$(927)	$230,332
Agency mortgage-backed securities	1,990,751	4,119	8,194	(3,502)	1,999,562
Corporate bonds	2,257	29	—	(61)	2,225
Asset-backed bonds(2)	28,894	121	—	(11)	29,004
Residual investments(2)	4,438	42	169	—	4,649
Other(3)	949	8	—	(141)	816
Total investments in AFS debt securities	$2,255,505	$6,770	$8,955	$(4,642)	$2,266,588
December 31, 2024
U.S. Treasury securities	$277,555	$2,622	$77	$(6,602)	$273,652
Agency mortgage-backed securities	1,525,913	3,048	3,522	(6,089)	1,526,394
Corporate bonds	3,272	39	—	(94)	3,217
Other(3)	946	8	—	(174)	780
Total investments in AFS debt securities	$1,807,686	$5,717	$3,599	$(12,959)	$1,804,043
_____________________
(1) As of June 30, 2025 and December 31, 2024, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 98% and approximately 100% of the amortized cost basis of our investments as of June 30, 2025 and December 31, 2024, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary, classified as AFS debt securities. See Note 6. Securitization and Variable Interest Entities for additional information.
(3) Includes state municipal bond securities.
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
U.S. Treasury securities	$74,320	$(882)	$5,186	$(45)	$79,506	$(927)
Agency mortgage-backed securities	622,928	(2,598)	26,159	(904)	649,087	(3,502)
Corporate bonds	988	(30)	1,236	(31)	2,224	(61)
Asset-backed bonds	29,003	(11)	—	—	29,003	(11)
Other	—	—	816	(141)	816	(141)
Total investments in AFS debt securities	$727,239	$(3,521)	$33,397	$(1,121)	$760,636	$(4,642)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. Treasury securities	$217,683	$(6,497)	$5,256	$(105)	$222,939	$(6,602)
Agency mortgage-backed securities	614,081	(5,499)	7,319	(590)	621,400	(6,089)
Corporate bonds	—	—	3,216	(94)	3,216	(94)
Other	—	—	780	(174)	780	(174)
Total investments in AFS debt securities	$831,764	$(11,996)	$16,571	$(963)	$848,335	$(12,959)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
June 30, 2025
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$6,209	$147,898	$74,109	$—	$228,216
Agency mortgage-backed securities	2	30,083	10,524	1,950,142	1,990,751
Corporate bonds	—	—	2,257	—	2,257
Asset-backed bonds	—	—	28,894	—	28,894
Residual investments	—	—	4,438	—	4,438
Other	—	—	949	—	949
Total investments in AFS debt securities	$6,211	$177,981	$121,171	$1,950,142	$2,255,505
Weighted average yield for investments in AFS debt securities(1)	2.26%	3.95%	3.98%	5.36%	5.24%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$6,165	$148,488	$73,228	$—	$227,881
Agency mortgage-backed securities	2	30,579	10,579	1,954,283	1,995,443
Corporate bonds	—	—	2,196	—	2,196
Asset-backed bonds	—	—	28,883	—	28,883
Residual investments	—	—	4,607	—	4,607
Other	—	—	808	—	808
Total investments in AFS debt securities	$6,167	$179,067	$120,301	$1,954,283	$2,259,818
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $6,770 as of June 30, 2025.
Gross realized gains and losses on our investments in AFS debt securities were $2,893 and $(134), respectively, during each of the three and six months ended June 30, 2025. Gross realized gains and losses on our investments in AFS debt securities were immaterial during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025 and 2024, there were no transfers between classifications of our investments in AFS debt securities. See Note 9. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

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
As of June 30, 2025 and December 31, 2024, we had two and four consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the six months ended June 30, 2025, we exercised a securitization clean up call related to two consolidated VIEs. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of June 30, 2025 and December 31, 2024. Intercompany balances are eliminated upon consolidation.
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
As of June 30, 2025 and December 31, 2024, we had investments in 24 and 23 nonconsolidated VIEs, respectively. During the six months ended June 30, 2025, we established two nonconsolidated trusts and called one nonconsolidated trust.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the carrying value of Company assets associated with these nonconsolidated VIEs as of the dates presented.

	June 30, 2025	December 31, 2024
Securitization investments	$141,875	$91,646
Secured loans	888,421	806,441
Servicing rights	103,865	100,839
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

	June 30, 2025	December 31, 2024
Personal loans	$110,671	$56,849
Student loans	31,204	34,797
Securitization investments(1)	$141,875	$91,646
_____________________
(1)As of June 30, 2025, includes $28.9 million and $4.4 million of asset-backed bonds and residual investments, respectively, classified as available for sale. See Note 5. Investment Securities for additional information.
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
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments, which are included in other assets and accounts payable, accruals and other liabilities, respectively, in the condensed consolidated balance sheets. Our investments were $28.3 million and $12.6 million as of June 30, 2025 and December 31, 2024, respectively. The unfunded commitments, included as part of our investments, were $23.0 million and $11.1 million as of June 30, 2025 and December 31, 2024, respectively, the majority of which are expected to be funded over the next three years.
The Company accounts for its LIHTC investments under the proportional amortization method. Under this method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The related tax credits and other benefits recognized, as well as the amortization of the related investments were immaterial for the three and six months ended June 30, 2025. There were no tax credits and other benefits recognized, nor amortization of related investments for the three and six months ended June 30, 2024.

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
The following table presents detail of our deposits:

	June 30, 2025	December 31, 2024
Savings deposits	$26,422,013	$22,838,858
Demand deposits	2,393,984	2,205,377
Time deposits(1)(2)	595,107	817,165
Total interest-bearing deposits	29,411,104	25,861,400
Noninterest-bearing deposits	129,570	116,804
Total deposits	$29,540,674	$25,978,204
_____________________
(1) As of June 30, 2025 and December 31, 2024, includes brokered deposits of $556,684 and $772,914, respectively, consisting of time deposits.
(2) As of June 30, 2025 and December 31, 2024, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $25,340 and $20,305, respectively.
As of June 30, 2025, future maturities of our total time deposits were as follows:

Remainder of 2025	$373,649
2026	221,113
2027	36
2028	164
2029	117
Thereafter	28
Total	$595,107

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 8. Debt

The following table summarizes the components of our debt:

	June 30, 2025					December 31, 2024
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$1,036,259	4.95% – 5.65%	June 2026 – March 2028	$3,700,000	$883,867	$205,367
Student loan warehouse facilities	1,473,868	4.95% – 6.05%	May 2026 – March 2027	3,480,000	1,236,306	1,044,682
Risk retention warehouse facilities(5)	16,643	5.95%	October 2027	100,000	4,726	6,834
Revolving credit facility(6)		5.92%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(7)		—%	October 2026		428,022	428,022
Convertible senior notes, due 2029(8)		1.25%	March 2029		862,500	862,500
Other financing(9)	145,054			210,788	—	—
Securitizations
Personal loan securitizations	44,882	—%	May 2031		—	14,377
Student loan securitizations	70,342	3.09% – 3.73%	August 2048		59,747	66,501
Total, before unamortized debt issuance costs, premiums and discounts					$3,961,168	$3,114,283
Less: unamortized debt issuance costs, premiums and discounts(10)					(18,532)	(21,591)
Total debt					$3,942,636	$3,092,692
_________________
(1)As of June 30, 2025, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of June 30, 2025. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of June 30, 2025 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 50 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts issued during the six months ended June 30, 2025.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of June 30, 2025, $12.3 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 14. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three and six months ended June 30, 2025, total interest expense on the convertible notes was $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2024, total interest expense on the convertible notes was $0.5 million and $1.7 million, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs. For the three and six months ended June 30, 2025, the effective interest rate was 0.43% and 0.43%, respectively. For the three and six months ended June 30, 2024, the effective interest rate was 0.43% and 0.44%, respectively. As of June 30, 2025 and December 31, 2024, unamortized debt discount and issuance costs were $2.4 million and $3.3 million, respectively, and the net carrying amount was $425.7 million and $424.7 million, respectively.
(8)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three and six months ended June 30, 2025, total interest expense on the convertible notes was $3.8 million and $7.5 million, respectively, which was composed of $2.7 million and $5.4 million, respectively, of contractual interest expense and $1.1 million and $2.1 million, respectively, of amortization of discounts and issuance costs; and the effective interest rate was 1.75% and 1.76%, respectively. For the three and six months ended June 30, 2024, total interest expense on the convertible notes was $3.8 million and $4.8 million, respectively, which was composed of $2.6 million and $3.4 million, respectively, of contractual interest expense and $1.1 million and $1.4 million, respectively, of amortization of discounts and

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
issuance costs; and the effective interest rate was 1.75% and 1.76%, respectively. As of June 30, 2025 and December 31, 2024, unamortized debt discount and issuance costs were $16.2 million and $18.3 million, respectively, and the net carrying amount was $846.3 million and $844.2 million, respectively.
(9)As of June 30, 2025, includes $60.1 million of loans and $85.0 million of investment securities pledged as collateral to secure $160.8 million of available borrowing capacity with the FHLB, of which $25.2 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 14. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
(10)As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs related to revolving debt of $1.2 million and $1.5 million, respectively, was reported in other assets in the condensed consolidated balance sheets.
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
As of June 30, 2025, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock.
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
Conversion
During the three months ended June 30, 2025, a conditional conversion feature of the 2029 convertible notes was met. Specifically, the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. As a result of this condition being met, the 2029 convertible notes are convertible, in whole or in part, at the option of the holders from July 1, 2025 to September 30, 2025. Through August 7, 2025, no holder elected to convert their notes. Whether the 2029 convertible notes will be convertible following September 30, 2025 will depend on the continued satisfaction of this conversion condition or another conversion condition in the future.
Material Changes to Debt Arrangements
During the six months ended June 30, 2025, we opened one warehouse facility with a capacity of $450.0 million. We closed two warehouse facilities with an aggregate maximum available capacity of $250.0 million, and one warehouse facility matured.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of June 30, 2025, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

June 30, 2025
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
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of June 30, 2025, the Company had 1,113,442,968 shares of common stock and no shares of non-voting common stock issued and outstanding.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance:

	June 30, 2025	December 31, 2024
Outstanding stock options, restricted stock units and performance stock units	88,318,244	89,282,474
Possible future issuance under stock plans	128,066,785	81,764,571
Conversion of convertible notes(1)	19,096,202	19,096,202
Total common stock reserved for future issuance	235,481,231	190,143,247
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible note principal at the conversion rate in effect at the balance sheet date. As of June 30, 2025, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock. The principal amount of the 2029 convertible notes is to be settled by paying or delivering cash. See Note 8. Debt for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the six months ended June 30, 2025 and 2024.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended June 30, 2025
AOCI, beginning balance	$2,103	$725	$2,828
Other comprehensive income (loss) before reclassifications(1)	2,436	(563)	1,873
Amounts reclassified from AOCI into earnings	(1,108)	—	(1,108)
Net current-period other comprehensive income (loss)(2)	1,328	(563)	765
AOCI, ending balance	$3,431	$162	$3,593
Three Months Ended June 30, 2024
AOCI, beginning balance	$(2,901)	$813	$(2,088)
Other comprehensive income (loss) before reclassifications(1)	741	(136)	605
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive income (loss)(2)	741	(136)	605
AOCI, ending balance	$(2,160)	$677	$(1,483)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Six Months Ended June 30, 2025
AOCI, beginning balance	$(9,359)	$994	$(8,365)
Other comprehensive income (loss) before reclassifications(1)	13,898	(832)	13,066
Amounts reclassified from AOCI into earnings	(1,108)	—	(1,108)
Net current-period other comprehensive income (loss)(2)	12,790	(832)	11,958
AOCI, ending balance	$3,431	$162	$3,593
Six Months Ended June 30, 2024
AOCI, beginning balance	$(2,201)	$992	$(1,209)
Other comprehensive income (loss) before reclassifications(1)	41	(315)	(274)
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive income (loss)(2)	41	(315)	(274)
AOCI, ending balance	$(2,160)	$677	$(1,483)
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
(2)There were no material tax impacts during any of the periods presented.

Note 10. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps(1)	$(70,572)	$67,376	$(202,308)	$268,661
Interest rate caps(1)	—	(980)	—	(3,263)
Home loan pipeline hedges(1)	(714)	1,223	(2,857)	2,079
Derivative contracts to manage future loan sale execution risk	(71,286)	67,619	(205,165)	267,477
Interest rate swaps(2)	(240)	1,487	(1,334)	7,550
IRLCs(1)	1,980	(561)	8,827	(280)
Interest rate caps(1)	—	986	—	3,276
Total	$(69,546)	$69,531	$(197,672)	$278,023
_____________________
(1) Recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
(2) Represents gains (losses) on derivative contracts to manage securitization investment interest rate risk, which are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.

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

	June 30, 2025		December 31, 2024
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$—	$(57,000)	$288,062	$—
Home loan pipeline hedges	—	(1,934)	928	(43)
Total, gross	—	(58,934)	288,990	(43)
Derivative netting	—	—	(43)	43
Total, net(1)	$—	$(58,934)	$288,947	$—
_____________________
(1) As of June 30, 2025, we had a cash collateral requirement related to these instruments of $57,000. We did not have a cash collateral requirement related to these instruments as of December 31, 2024.
The following table presents the notional amount of derivative contracts outstanding:

	June 30, 2025	December 31, 2024
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$16,132,250	$14,829,500
Home loan pipeline hedges	364,000	228,000
Interest rate swaps(1)	74,000	55,500
IRLCs(2)	443,632	216,707
Total	$17,013,882	$15,329,707
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 11. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	June 30, 2025				December 31, 2024
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$230,332	$—	$—	$230,332	$273,652	$—	$—	$273,652
Agency mortgage-backed securities(1)	—	1,999,562	—	1,999,562	—	1,526,394	—	1,526,394
Corporate bonds(1)	—	2,225	—	2,225	—	3,217	—	3,217
Other(1)	—	816	—	816	—	780	—	780
Asset-backed bonds(2)	—	110,645	—	110,645	—	66,252	—	66,252
Residual investments(2)	—	—	31,230	31,230	—	—	25,394	25,394
Investment securities(3)	230,332	2,113,248	31,230	2,374,810	273,652	1,596,643	25,394	1,895,689
Loans at fair value(4)	—	118,031	30,604,939	30,722,970	—	66,928	26,215,332	26,282,260
Servicing rights	—	—	375,006	375,006	—	—	342,128	342,128
Third party warrants(5)(6)	—	—	540	540	—	—	540	540
Derivative assets(5)(7)(8)	—	—	—	—	—	288,990	—	288,990
IRLCs(5)(9)	—	—	10,054	10,054	—	—	1,227	1,227
Student loan commitments(5)(9)	—	—	1,138	1,138	—	—	6,042	6,042
Total assets	$230,332	$2,231,279	$31,022,907	$33,484,518	$273,652	$1,952,561	$26,590,663	$28,816,876
Liabilities
Debt(10)	$—	$59,747	$—	$59,747	$—	$80,878	$—	$80,878
Residual interests classified as debt	—	—	554	554	—	—	609	609
Derivative liabilities(5)(7)(8)	—	58,934	—	58,934	—	43	—	43
Total liabilities	$—	$118,681	$554	$119,235	$—	$80,921	$609	$81,530
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
(4)Home loans classified as Level 2 have observable pricing sources utilized by management. Personal loans, student loans and home loans classified as Level 3 do not trade in an active market with readily observable prices. Personal loans and home loans are presented within loans held for sale, and student loans are presented within loans held for investment, at fair value.
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of June 30, 2025 and December 31, 2024, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.

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
(10)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of June 30, 2025 and December 31, 2024, the unpaid principal related to debt measured at fair value was $63,101 and $85,160, respectively. For the three and six months ended June 30, 2025, gains (losses) from changes in fair value were immaterial. For the three and six months ended June 30, 2024, losses from changes in fair value were $1,037 and $2,464, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three and six months ended June 30, 2025 and 2024.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at
	March 31, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2025
Assets
Personal loans	$17,869,230	$(10,430)	$2,032	$(290,015)	$4,519,171	$(2,486,773)	$722	$19,603,937
Student loans	9,571,457	100,161	698,901	—	993,326	(621,766)	(438)	10,741,641
Home loans	268,778	4,150	—	(266,469)	257,994	(5,092)	—	259,361
Loans at fair value(1)	27,709,465	93,881	700,933	(556,484)	5,770,491	(3,113,631)	284	30,604,939
Servicing rights(2)	389,780	(16,925)	3,573	(5,841)	40,323	(35,904)	—	375,006
Residual investments(3)	28,730	671	3,827	(313)	—	(1,685)	—	31,230
IRLCs(4)	8,074	10,054	—	—	—	(8,074)	—	10,054
Student loan commitments(4)	471	1,138	—	—	—	(471)	—	1,138
Third party warrants(5)	540	—	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(579)	(12)	—	—	—	37	—	(554)
Net impact on earnings		$88,807

	Fair Value at							Fair Value at
	January 1, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2025
Assets
Personal loans	$17,532,396	$(83,855)	$4,930	$(1,485,419)	$8,496,841	$(4,859,930)	$(1,026)	$19,603,937
Student loans	8,597,368	225,930	898,970	—	2,184,789	(1,167,012)	1,596	10,741,641
Home loans	85,568	13,430	—	(266,469)	433,225	(6,393)	—	259,361
Loans at fair value(1)	26,215,332	155,505	903,900	(1,751,888)	11,114,855	(6,033,335)	570	30,604,939
Servicing rights(2)	342,128	(15,851)	7,210	(7,781)	129,254	(79,954)	—	375,006
Residual investments(3)	25,394	1,335	8,082	(313)	—	(3,268)	—	31,230
IRLCs(4)	1,227	18,128	—	—	—	(9,301)	—	10,054
Student loan commitments(4)	6,042	1,609	—	—	—	(6,513)	—	1,138
Third party warrants(5)	540	—	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(609)	(47)	—	—	—	102	—	(554)
Net impact on earnings		$160,679

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
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included elective repurchases of $604.8 million and $804.8 million during the three and six months ended June 30, 2025, respectively, and securitization clean-up calls of $94.1 million during each of the three and six months ended June 30, 2025. Purchase activity included elective repurchases of $16.6 million during the six months ended June 30, 2024. There were no elective repurchases during the three months ended June 30, 2024. There were no securitization clean-up calls during the June 30, 2024 periods. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, securitizations and servicing, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income.
(2)For servicing rights, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
(3)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income, a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—loans and securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. For year-to-date periods, amounts represent the summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
(5)For third party warrants, impacts on earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains included in earnings attributable to changes in instrument-specific credit risk were $62,784 and $113,753 during the three and six months ended June 30, 2025, respectively, and $17,390 and $58,214 during the three and six months ended June 30, 2024, respectively. The gains attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	June 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	21.4% – 34.3%	26.45%	20.9% – 32.2%	26.01%
Annual default rate	2.9% – 59.6%	4.28%	4.4% – 51.2%	4.55%
Discount rate	4.7% – 7.0%	4.67%	5.3% – 7.4%	5.29%
Student loans
Conditional prepayment rate	9.5% – 12.4%	11.28%	8.6% – 11.9%	10.95%
Annual default rate	0.4% – 7.4%	0.67%	0.4% – 7.1%	0.73%
Discount rate	3.7% – 8.2%	3.97%	4.2% – 8.2%	4.40%
Home loans
Conditional prepayment rate	6.4% – 22.0%	14.27%	6.7% – 23.6%	14.77%
Annual default rate	0.1% – 1.9%	0.56%	0.1% – 3.5%	0.56%
Discount rate	5.8% – 6.4%	6.09%	5.0% – 9.2%	7.47%
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	June 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.1% – 2.1%	0.2%	0.1% – 1.6%	0.2%
Conditional prepayment rate	9.0% – 43.5%	25.7%	7.5% – 36.7%	25.4%
Annual default rate	3.0% – 40.0%	4.9%	3.0% – 18.0%	4.5%
Discount rate	8.5% – 19.1%	9.7%	8.5% – 18.5%	9.4%
Student loans
Market servicing costs	0.1% – 0.3%	0.1%	0.1% – 0.3%	0.1%
Conditional prepayment rate	7.1% – 19.4%	12.4%	7.6% – 18.1%	11.9%
Annual default rate	0.3% – 3.7%	0.9%	0.3% – 3.7%	0.8%
Discount rate	8.5% – 8.5%	8.5%	8.5% – 8.5%	8.5%
Home loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	5.3% – 22.0%	7.7%	5.0% – 25.0%	6.9%
Annual default rate	0.0% – 0.1%	0.1%	0.0% – 0.1%	0.1%
Discount rate	9.3% – 10.0%	9.3%	9.3% – 10.0%	9.3%
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	June 30, 2025	December 31, 2024
Market servicing costs
2.5 basis points increase	$(7,937)	$(6,485)
5.0 basis points increase	(15,903)	(13,014)
Conditional prepayment rate
10% increase	$(11,317)	$(8,344)
20% increase	(22,025)	(16,255)
Annual default rate
10% increase	$(945)	$(662)
20% increase	(1,881)	(1,319)
Discount rate
100 basis points increase	$(6,789)	$(6,370)
200 basis points increase	(13,194)	(12,344)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	June 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	11.0% – 36.5%	19.2%	11.0% – 32.7%	16.0%
Annual default rate	0.6% – 7.8%	2.8%	0.5% – 7.8%	1.8%
Discount rate	5.5% – 30.0%	10.5%	5.5% – 30.0%	8.6%
Residual interests classified as debt
Conditional prepayment rate	12.4% – 12.4%	12.4%	11.9% – 11.9%	11.9%
Annual default rate	1.0% – 1.0%	1.0%	1.0% – 1.0%	1.0%
Discount rate	9.5% – 9.5%	9.5%	10.3% – 10.3%	10.3%
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

	June 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	64.0% – 75.4%	71.0%	58.1% – 79.7%	71.8%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $36,562 and $149,402 as of June 30, 2025 and December 31, 2024, respectively. See Note 10. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets
Cash and cash equivalents(1)	$2,122,502	$2,122,502	$—	$—	$2,122,502
Restricted cash and restricted cash equivalents(1)	592,101	592,101	—	—	592,101
Loans(2)	1,495,145	—	—	1,524,946	1,524,946
Other investments(3)	124,384	—	124,384	—	124,384
Total assets	$4,334,132	$2,714,603	$124,384	$1,524,946	$4,363,933
Liabilities
Deposits(4)	$29,540,674	$—	$29,543,141	$—	$29,543,141
Debt(5)	3,882,889	2,228,386	2,610,899	—	4,839,285
Total liabilities	$33,423,563	$2,228,386	$32,154,040	$—	$34,382,426
December 31, 2024
Assets
Cash and cash equivalents(1)	$2,538,293	$2,538,293	$—	$—	$2,538,293
Restricted cash and restricted cash equivalents(1)	171,067	171,067	—	—	171,067
Loans(2)	1,246,458	—	—	1,274,080	1,274,080
Other investments(3)	109,417	—	109,417	—	109,417
Total assets	$4,065,235	$2,709,360	$109,417	$1,274,080	$4,092,857
Liabilities
Deposits(4)	$25,978,204	$—	$25,979,896	$—	$25,979,896
Debt(5)	3,011,814	1,994,381	1,742,884	—	3,737,265
Total liabilities	$28,990,018	$1,994,381	$27,722,780	$—	$29,717,161
___________________
(1)The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts.
(2)The fair value of our credit cards was determined using a discounted cash flow model with key inputs relating to weighted average lives, expected lifetime loss rates and discount rate. The fair value of our commercial and consumer banking, loans held at lower of cost or market and secured loans was determined using a discounted cash flow model with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults.
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
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The estimated fair value of our 2026 convertible notes was $472.2 million and $453.5 million as of June 30, 2025 and December 31, 2024, respectively. The estimated fair value of our 2029 convertible notes was $1.8 billion and $1.5 billion as of June 30, 2025 and December 31, 2024, respectively. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Investments in equity securities of $49,646 and $29,500 as of June 30, 2025 and December 31, 2024, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of investments of $47,500 and $27,500 as of June 30, 2025 and December 31, 2024, respectively, valued under the measurement alternative method.

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
Compensation and Benefits
Share-based compensation expense related to stock options, RSUs, PSUs and the ESPP is presented within the following line items in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Technology and product development	$21,977	$21,745	$45,884	$41,024
Sales and marketing	5,296	5,372	10,648	10,334
Cost of operations	3,343	3,381	6,768	6,299
General and administrative	32,640	30,559	63,712	58,482
Total	$63,256	$61,057	$127,012	$116,139
Total compensation and benefits, inclusive of share-based compensation expense, was $269,799 and $538,405 for the three and six months ended June 30, 2025, respectively, and $221,773 and $430,019 for the three and six months ended June 30, 2024, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2025	14,810,602	$7.85	3.1
Exercised	(133,779)	5.77
Expired	(8,748)	6.20
Outstanding as of June 30, 2025	14,668,075	$7.87	2.6
Exercisable as of June 30, 2025	14,668,075	$7.87	2.6
As of June 30, 2025, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	60,423,369	$7.77
Granted	18,368,182	12.67
Vested(1)	(17,776,848)	8.19
Forfeited	(2,784,131)	8.32
Outstanding as of June 30, 2025	58,230,572	$9.16
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the six months ended June 30, 2025 was $145.7 million.
As of June 30, 2025, there was $497.7 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.3 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	14,048,503	$10.81
Granted	1,820,753	13.42
Forfeited	(449,659)	7.52
Outstanding as of June 30, 2025	15,419,597	$11.21
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

	Six Months Ended June 30,
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
As of June 30, 2025, there was $38.0 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.4 years.
Employee Stock Purchase Plan
Compensation expense for the ESPP relates to the 15% discount and is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes Model and compensation expense is recognized over the offering period.
The table below presents the fair value assumptions used for the period indicated:

Input	Six Months Ended June 30, 2025
Risk-free interest rate	4.3%
Expected term (in years)	0.5
Expected volatility	61.9%
Fair value of common stock	$14.70
Dividend yield	—%
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
As of June 30, 2025, there was $5.5 million of unrecognized compensation cost related to the ESPP, to be recognized over the remainder of the six-month offering period ending in December 2025.

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
For the three and six months ended June 30, 2025, we recorded income tax expense of $(14,929) and $(23,595), respectively. For the three and six months ended June 30, 2024, we recorded income tax (expense) benefit of $2,064 and $(4,119), respectively. The income tax expense recognized in 2025 is primarily attributable to the Company’s profitability and discrete tax benefits for stock compensation recorded in each quarter.

There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2025, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the six months ended June 30, 2025, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

Note 14. Commitments, Guarantees, Concentrations and Contingencies

Leases and Occupancy
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2025 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. We also have operating and finance leases associated with various naming and sponsorship rights agreements. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for operating lease liabilities of $4,352 during the six months ended June 30, 2025.
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $8,045 and $16,165 during the three and six months ended June 30, 2025, respectively, and $7,931 and $15,689, during the three and six months ended June 30, 2024, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.
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
As of June 30, 2025 and December 31, 2024, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $14.2 million and $11.9 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income or within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business. As of June 30, 2025 and December 31, 2024, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $12.8 billion and $12.5 billion, respectively.
As of both June 30, 2025 and December 31, 2024, we had a total of $5.6 million in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million of our cash as of June 30, 2025 and December 31, 2024, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of both June 30, 2025 and December 31, 2024, we had a total of $25.2 million in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of June 30, 2025, we funded $6.3 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $18.7 million of the total $25.0 million commitment outstanding.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of June 30, 2025 and December 31, 2024, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share amounts)(1)	2025	2024	2025	2024
Numerator:
Net income	$97,263	$17,404	$168,379	$105,447
Less: Redeemable preferred stock dividends	—	(6,424)	—	(16,503)
Less: Redeemable preferred stock redemptions, net(2)	—	(3,026)	—	(3,026)
Net income attributable to common stockholders – basic	$97,263	$7,954	$168,379	$85,918
Plus: Dilutive effect of convertible notes, net(3)	351	—	690	(55,829)
Net income attributable to common stockholders – diluted(3)	$97,614	$7,954	$169,069	$30,089
Denominator:
Weighted average common stock outstanding – basic	1,107,006	1,058,592	1,102,525	1,020,605
Convertible notes(4)	44,953	—	47,731	12,502
Unvested RSUs	24,899	5,290	27,571	7,521
Common stock options	5,941	1,289	6,330	1,775
ESPP	78	—	39	—
Weighted average common stock outstanding – diluted	1,182,877	1,065,171	1,184,197	1,042,403
Earnings per share – basic	$0.09	$0.01	$0.15	$0.08
Earnings per share – diluted	$0.08	$0.01	$0.14	$0.03
________________________
(1)Certain amounts may not recalculate exactly using the rounded amounts provided. Earnings per share is calculated based on unrounded numbers.
(2)In May 2024, we redeemed all outstanding Series 1 Redeemable Preferred Stock. The premium of $3,026 for the excess of the amount paid upon redemption over the carrying value of redeemable preferred stock at the time of exercise is considered to be akin to a dividend, and as such is deducted from net income (loss) to determine the net income (loss) attributable to common stockholders. See Note 9. Equity for additional information.
(3)Reflects interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method. For the six months ended June 30, 2024, diluted earnings per share of $0.03 and diluted net income attributable to common stockholders of $30,089 also exclude gain on extinguishment of debt, net of tax.
(4)For the three and six months ended June 30, 2025, includes incremental dilutive shares from 2026 convertible notes and 2029 convertible notes. For the six months ended June 30, 2024, includes incremental dilutive shares from 2026 convertible notes.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2025	2024	2025	2024
Unvested RSUs(1)	4,157	25,115	3,612	21,163
Common stock options(1)	—	9,573	—	8,570
Unvested PSUs	15,420	14,327	15,420	14,327
ESPP	284	—	651	—
Contingent common stock(2)	46	46	46	46
Convertible notes	—	22,842	—	22,842
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

Three Months Ended June 30, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$372,675	$266	$193,322	$566,263	$(48,426)	$517,837
Noninterest income (expense)(2)	70,837	109,567	169,211	349,615	(12,508)	337,107
Total net revenue (loss)	$443,512	$109,833	$362,533	$915,878	$(60,934)	$854,944
Provision for credit losses	—	—	(10,031)	(10,031)
Servicing rights – change in valuation inputs or assumptions(3)	3,274	—	—	3,274
Residual interests classified as debt – change in valuation inputs or assumptions(4)	12	—	—	12
Directly attributable expenses(5):
Compensation and benefits	(42,749)	(44,168)	(38,143)
Direct advertising	(79,313)	—	(8,423)
Lead generation	(49,558)	—	(33,180)
Loan origination and servicing costs	(19,634)	—	—
Product fulfillment	—	(15,250)	(19,036)
Tools and subscriptions	—	(10,688)	—
Member incentives	—	—	(18,003)
Professional services	(3,505)	(3,906)	(6,475)
Intercompany technology platform expenses	(477)	—	(13,320)
Other	(6,852)	(2,626)	(27,690)
Directly attributable expenses	(202,088)	(76,638)	(164,270)	(442,996)
Contribution profit	$244,710	$33,195	$188,232	$466,137

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Three Months Ended June 30, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$279,212	$555	$139,229	$418,996	$(6,412)	$412,584
Noninterest income (expense)(2)	61,493	94,883	36,903	193,279	(7,245)	186,034
Total net revenue (loss)	$340,705	$95,438	$176,132	$612,275	$(13,657)	$598,618
Provision for credit losses	—	—	(11,634)	(11,634)
Servicing rights – change in valuation inputs or assumptions(3)	(1,654)	—	—	(1,654)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	1	—	—	1
Directly attributable expenses(5):
Compensation and benefits	(30,625)	(35,389)	(32,309)
Direct advertising	(55,826)	—	(6,190)
Lead generation	(32,194)	—	(7,452)
Loan origination and servicing costs	(12,181)	—	—
Product fulfillment	—	(14,929)	(17,221)
Tools and subscriptions	—	(6,247)	—
Member incentives	—	—	(22,285)
Professional services	(2,777)	(3,226)	(4,489)
Intercompany technology platform expenses	(436)	—	(5,533)
Other	(7,075)	(4,496)	(13,799)
Directly attributable expenses	(141,114)	(64,287)	(109,278)	(314,679)
Contribution profit	$197,938	$31,151	$55,220	$284,309

Six Months Ended June 30, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$733,296	$679	$366,521	$1,100,496	$(83,933)	$1,016,563
Noninterest income (expense)(2)	123,589	212,581	299,131	635,301	(25,161)	610,140
Total net revenue (loss)	$856,885	$213,260	$665,652	$1,735,797	$(109,094)	$1,626,703
Provision for credit losses	—	—	(15,670)	(15,670)
Servicing rights – change in valuation inputs or assumptions(3)	2,200	—	—	2,200
Residual interests classified as debt – change in valuation inputs or assumptions(4)	47	—	—	47
Directly attributable expenses(5):
Compensation and benefits	(78,638)	(88,654)	(80,622)
Direct advertising	(147,082)	—	(14,099)
Lead generation	(89,803)	—	(64,848)
Loan origination and servicing costs	(38,355)	—	—
Product fulfillment	—	(29,212)	(37,737)
Tools and subscriptions	—	(17,578)	—
Member incentives	—	—	(34,086)
Professional services	(5,740)	(6,576)	(13,732)
Intercompany technology platform expenses	(966)	—	(24,341)
Other	(14,903)	(7,132)	(43,953)
Directly attributable expenses	(375,487)	(149,152)	(313,418)	(838,057)
Contribution profit	$483,645	$64,108	$336,564	$884,317

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Six Months Ended June 30, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income	$545,748	$1,056	$258,942	$805,746	$9,556	$815,302
Noninterest income(2)	125,433	188,748	67,741	381,922	46,389	428,311
Total net revenue	$671,181	$189,804	$326,683	$1,187,668	$55,945	$1,243,613
Provision for credit losses	—	—	(18,799)	(18,799)
Servicing rights – change in valuation inputs or assumptions(3)	(6,880)	—	—	(6,880)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	74	—	—	74
Directly attributable expenses(5):
Compensation and benefits	(58,879)	(71,687)	(64,814)
Direct advertising	(100,595)	—	(15,187)
Lead generation	(57,009)	—	(13,871)
Loan origination and servicing costs	(22,611)	—	—
Product fulfillment	—	(28,576)	(33,797)
Tools and subscriptions	—	(12,982)	—
Member incentives	—	—	(41,669)
Professional services	(5,155)	(5,922)	(9,266)
Intercompany technology platform expenses	(880)	—	(10,484)
Other	(13,589)	(8,744)	(26,402)
Directly attributable expenses	(258,718)	(127,911)	(215,490)	(602,119)
Contribution profit	$405,657	$61,893	$92,394	$559,944
____________________
(1)Within the Technology Platform segment, intercompany fees were $18,182 and $34,377 for the three and six months ended June 30, 2025 and $8,295 and $15,296 for the three and six months ended June 30, 2024. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable segments total contribution profit	$466,137	$284,309	$884,317	$559,944
Corporate/Other total net revenue (loss)	(60,934)	(13,657)	(109,094)	55,945
Intercompany expenses	18,182	8,295	34,377	15,296
Servicing rights – change in valuation inputs or assumptions	(3,274)	1,654	(2,200)	6,880
Residual interests classified as debt – change in valuation inputs or assumptions	(12)	(1)	(47)	(74)
Not allocated to segments:
Share-based compensation expense	(63,256)	(61,057)	(127,012)	(116,139)
Employee-related costs(1)	(86,586)	(67,786)	(174,783)	(130,170)
Depreciation and amortization expense	(56,743)	(49,623)	(112,026)	(98,162)
Other corporate and unallocated(2)	(101,322)	(86,794)	(201,558)	(183,954)
Income before income taxes	$112,192	$15,340	$191,974	$109,566
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
Goodwill
Goodwill as of both June 30, 2025 and December 31, 2024 was $1,393,505. As of June 30, 2025, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of June 30, 2025.

Note 17. Subsequent Events

On July 31, 2025, the Company issued 82.7 million shares of its common stock, $0.0001 par value, at an offering price of $20.85 per share, for total cash proceeds of approximately $1.7 billion, net of underwriting discounts and commissions paid. The transaction was accretive to equity, and regulatory capital and related ratios. SoFi intends to use the net proceeds from the offering for general corporate purposes, including working capital and other business opportunities.

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
Our three reportable segments and their primary product and service offerings as of June 30, 2025 were as follows:
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
As a bank holding company, we offer checking and savings accounts and credit cards through SoFi Bank. We are originating all new loans within SoFi Bank, and we intend to continue to explore other products for SoFi Bank over time. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which generally have a lower borrowing cost of funds than warehouse and securitization financing, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity, and (iv) through deposits, providing us with a channel to obtain meaningful member data that can allow us to better serve our members’ financial needs. See Part II, Item 1A. “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
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
Additional financial services solutions offered within our platform include:
•SoFi Credit Card: Designed to help eligible members spend better with cash back rewards on every purchase and without limits. We offer three different credit card products, all of which feature no annual fee, no foreign transaction fees and cash back rewards on trips booked through SoFi Travel. The SoFi Essential credit card offers a reliable credit line for those focused on building or improving their credit scores. Our SoFi Unlimited and Everyday Cash Rewards cash back credit cards also feature flexible options to redeem cash back rewards through statement credit or other SoFi products, with a 10% boost on cash back rewards earned for SoFi Plus members.
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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes components for a fixed price per loan and recognition of servicing assets. These fees accounted for 59% of our total Financial Services noninterest income for the six months ended June 30, 2025.

SoFi Technologies, Inc.

•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 16% of our total Financial Services noninterest income for the six months ended June 30, 2025.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 16% of our total Financial Services noninterest income for the six months ended June 30, 2025.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 5% of our total Financial Services noninterest income for the six months ended June 30, 2025.

Business Highlights

SoFi is a financial services company that leverages technology to serve people and enterprises. We reported a number of key financial achievements in the three and six months ended June 30, 2025, including total net revenue of $854.9 million and $1.6 billion, respectively, representing an increase of 43% and 31% , respectively, over total net revenue in the same periods of 2024. For the second quarter of 2025, total fee-based revenue reached a record of $377.5 million, compared to $219.0 million in the same period of 2024, a year-over-year increase of 72%. This was driven by strong performance from our Loan Platform Business, as well as origination fee revenue, referral fee revenue, interchange fee revenue and brokerage fee revenue. Diluted EPS for the three and six months ended June 30, 2025 was $0.08 and $0.14, respectively, compared to diluted EPS of $0.01 and $0.03, respectively, in the same periods of 2024. Diluted EPS for the 2024 periods do not include benefits from the gain on convertible debt exchanges in the first quarter of 2024.
The following tables set forth selected financial data:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands, except per share amounts)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$517,837	$412,584	$105,253	26%	$1,016,563	$815,302	$201,261	25%
Total noninterest income	337,107	186,034	151,073	81%	610,140	428,311	181,829	42%
Total net revenue	854,944	598,618	256,326	43%	1,626,703	1,243,613	383,090	31%
Provision for credit losses	10,035	11,640	(1,605)	(14)%	15,713	18,822	(3,109)	(17)%
Total noninterest expense	732,717	571,638	161,079	28%	1,419,016	1,115,225	303,791	27%
Net income	$97,263	$17,404	79,859	459%	$168,379	$105,447	62,932	60%
Earnings per share – diluted	$0.08	$0.01	$0.07	700%	$0.14	$0.03	$0.11	367%
Net interest margin	5.86%	5.83%			5.94%	5.87%

($ in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Loans held for sale	$20,063,089	$17,684,892	$2,378,197	13%
Loans held for investment, at fair value	10,741,641	8,597,368	2,144,273	25%
Loans held for investment, at amortized cost	1,413,385	1,246,458	166,927	13%
Total deposits	29,540,674	25,978,204	3,562,470	14%

Total risk-based capital ratio, SoFi Technologies	14.4%	16.2%
Total risk-based capital ratio, SoFi Bank	15.3%	17.5%
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 11.7 million as of

SoFi Technologies, Inc.

June 30, 2025, a 34% increase from the prior year period, while total products reached over 17.1 million as of June 30, 2025, a 34% year-over-year increase.

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Lending
Total net revenue	$443,512	$340,705	102,807	30%	$856,885	$671,181	185,704	28%
Contribution profit	244,710	197,938	46,772	24%	483,645	405,657	77,988	19%
Technology Platform
Total net revenue	109,833	95,438	14,395	15%	213,260	189,804	23,456	12%
Contribution profit	33,195	31,151	2,044	7%	64,108	61,893	2,215	4%
Financial Services
Total net revenue	362,533	176,132	186,401	106%	665,652	326,683	338,969	104%
Contribution profit	188,232	55,220	133,012	241%	336,564	92,394	244,170	264%
Lending segment contribution profit of $244.7 million and $483.6 million for the three and six months ended June 30, 2025 at a segment contribution margin of 55% and 56%, respectively, increased 24% and 19% over the respective 2024 periods, which had a segment contribution margin of 58% and 60%, respectively. Lending segment performance was driven by net interest income primarily driven by growth in average loan balances. Origination volume for our Lending products increased 64% and 65% for the three and six months ended June 30, 2025, respectively, as a result of continued strong member demand for personal loans, student loans and home loans as well as strong demand from capital markets partners. Overall, we sold, or transferred through our Loan Platform Business, more than $3.4 billion and $6.5 billion in total of personal loans and home loans during the three and six months ended June 30, 2025, respectively. We believe that the growth opportunity for the Loan Platform Business continues to be strong.
Technology Platform segment contribution profit of $33.2 million and $64.1 million for the three and six months ended June 30, 2025 increased 7% and 4% over the respective 2024 periods, and total net revenue of $109.8 million and $213.3 million for the three and six months ended June 30, 2025 increased 15% and 12% over the respective 2024 periods. Technology Platform total enabled client accounts increased to 160 million up from 158 million in the prior year period. SoFi continues to diversify its Technology Platform client base. During the quarter, SoFi announced that Banco Nación, one of Argentina’s largest financial institutions, selected our Cyberbank Digital platform to modernize their digital banking infrastructure. In addition to launching a rewards debit program with Wyndham Hotels and Resorts in the first quarter of 2025, we signed an additional two travel and hospitality companies that are expected to launch before the end of this year.
Within our Financial Services segment, contribution profit of $188.2 million and $336.6 million for the three and six months ended June 30, 2025 significantly improved compared to a contribution profit of $55.2 million and $92.4 million in the respective 2024 periods. Total net revenue of $362.5 million and $665.7 million for the three and six months ended June 30, 2025 increased 106% and 104% over the respective 2024 periods. In the second quarter, we generated $127.4 million in loan platform fees, driven by $2.4 billion of personal loans originated on behalf of third parties, as well as referrals. Additionally, our Loan Platform Business generated $3.2 million in servicing cash flow which is recorded in our Lending segment. In total, our Loan Platform Business added $130.6 million to our consolidated adjusted net revenue across these two segments. We also continued to see healthy growth in interchange fee revenue in the second quarter of 2025, up 83% year-over-year, driven by increased spend across Money and Credit Card. We plan to continue to pursue opportunities to increase fee-based revenue.
We achieved continued strong growth in member deposits and strong deposit contribution from direct deposit members, ending the period with $29.5 billion of total deposits as of June 30, 2025, allowing us to maintain diversified sources of funding. Total deposit funds grew nearly $2.3 billion during the quarter. We continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing the benefits of our offering to our members.
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

SoFi Technologies, Inc.

During the first quarter of 2025, we also added a fee-based subscription option to get access to SoFi Plus, our premium financial membership that brings together the best of all we have to offer, with exclusive access to preferred pricing on products, extra rewards, complimentary financial planning, live events and more. Members can still access SoFi Plus by setting up direct deposit to a SoFi Money checking and savings account.
We continue to strive to innovate and develop new products and services, and announced the first two planned crypto and blockchain innovations across our products and services. First is self-serve international money transfers, which when launched, is expected to allow SoFi Money members to seamlessly and securely transfer money to people in dozens of countries to help our members support family abroad, make purchases outside the U.S., or manage their money across borders. The second crypto-related innovation is our return to crypto investing, which when launched, is expected to provide members the ability to buy, sell, and hold a selection of crypto currencies.

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

Total Net Revenue and Adjusted Net Revenue
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Total net revenue (GAAP)	$854,944	$598,618	$1,626,703	$1,243,613
Servicing rights – change in valuation inputs or assumptions(1)	3,274	(1,654)	2,200	(6,880)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	12	1	47	74
Gain on extinguishment of debt(3)	—	—	—	(59,194)
Adjusted net revenue (non-GAAP)	$858,230	$596,965	$1,628,950	$1,177,613
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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Total net revenue (GAAP)	$854,944	$771,759	$734,125	$697,121	$598,618
Servicing rights – change in valuation inputs or assumptions(1)	3,274	(1,074)	4,962	(4,362)	(1,654)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	12	35	25	9	1
Gain on extinguishment of debt(3)	—	—	—	(3,323)	—
Adjusted net revenue (non-GAAP)	$858,230	$770,720	$739,112	$689,445	$596,965
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue for the Lending segment, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Total net revenue – Lending (GAAP)	$443,512	$340,705	$856,885	$671,181
Servicing rights – change in valuation inputs or assumptions(1)	3,274	(1,654)	2,200	(6,880)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	12	1	47	74
Adjusted net revenue – Lending (non-GAAP)	$446,798	$339,052	$859,132	$664,375
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

SoFi Technologies, Inc.

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
The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Three Months Ended June 30,		2025 vs 2024	Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	2025	2024	$ Change
Lending
Contribution profit – Lending (GAAP)	$244,710	$197,938	$46,772	$483,645	$405,657	$77,988
Net revenue – Lending (GAAP)	443,512	340,705	102,807	856,885	671,181	185,704
Contribution margin – Lending (GAAP)(1)	55%	58%		56%	60%
Incremental contribution margin – Lending (GAAP)(1)	45%			42%

Adjusted net revenue – Lending (non-GAAP)(2)	$446,798	$339,052	$107,746	$859,132	$664,375	$194,757
Adjusted contribution margin – Lending (non-GAAP)	55%	58%		56%	61%
Incremental adjusted contribution margin – Lending (non-GAAP)	43%			40%
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
Adjusted EBITDA, Adjusted EBITDA Margin and Incremental Adjusted EBITDA Margin
Adjusted EBITDA, adjusted EBITDA margin and incremental adjusted EBITDA margin are non-GAAP measures. Adjusted EBITDA is defined as net income, adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) restructuring charges, (vi) impairment expense (inclusive of goodwill impairments and property, equipment and software abandonments), (vii) transaction-related expenses, (viii) foreign currency impacts related to operations in highly inflationary countries, (ix) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions, (x) gain on extinguishment of debt, and (xi) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance.
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

Net Income and Adjusted EBITDA
In Thousands
The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Three Months Ended June 30,		2025 vs 2024	Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	2025	2024	$ Change
Net income (GAAP)	$97,263	$17,404	$79,859	$168,379	$105,447	$62,932
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	11,504	12,725	(1,221)	22,932	23,436	(504)
Income tax expense(2)	14,929	(2,064)	16,993	23,595	4,119	19,476
Depreciation and amortization	56,743	49,623	7,120	112,026	98,162	13,864
Share-based expense	63,256	61,057	2,199	127,012	116,139	10,873
Restructuring charges(3)	36	—	36	887	—	887
Foreign currency impact of highly inflationary subsidiaries(4)	2,066	194	1,872	2,342	368	1,974
Transaction-related expense(5)	—	615	(615)	—	615	(615)
Servicing rights – change in valuation inputs or assumptions(6)	3,274	(1,654)	4,928	2,200	(6,880)	9,080
Residual interests classified as debt – change in valuation inputs or assumptions(7)	12	1	11	47	74	(27)
Gain on extinguishment of debt(8)	—	—	—	—	(59,194)	59,194
Total adjustments	151,820	120,497	31,323	291,041	176,839	114,202
Adjusted EBITDA (non-GAAP)	$249,083	$137,901	$111,182	$459,420	$282,286	$177,134

Total net revenue (GAAP)	$854,944	$598,618	$256,326	$1,626,703	$1,243,613	$383,090
Net income margin (GAAP)	11%	3%		10%	8%
Incremental net income margin (GAAP)	31%			16%

Adjusted net revenue (non-GAAP)(9)	$858,230	$596,965	$261,265	$1,628,950	$1,177,613	$451,337
Adjusted EBITDA margin (non-GAAP)	29%	23%		28%	24%
Incremental adjusted EBITDA margin (non-GAAP)	43%			39%
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and debt issuance costs on our convertible notes.

SoFi Technologies, Inc.

(2)The income tax expense recognized in 2025 is primarily attributable to the Company’s profitability and discrete tax benefits for stock compensation recorded in each quarter. See Note 13. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Restructuring charges in the three and six months ended June 30, 2025 relate to legal entity restructuring.
(4)Foreign currency charges reflect the impacts of highly inflationary accounting for our operations in Argentina, which are related to our Technology Platform segment and commenced in the first quarter of 2022 with the Technisys Merger.
(5)Transaction-related expense in the 2024 periods included financial advisory and professional services costs associated with our acquisition of Wyndham.
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
(8)Reflects gain on extinguishment of debt. Gains and losses are recognized during the period of extinguishment for the difference between the net carrying amount of debt extinguished and the fair value of equity securities issued.
(9)Refer to ‘Adjusted Net Revenue’ above for reconciliation of this non-GAAP measure.
The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Net income (GAAP)	$97,263	$71,116	$332,473	$60,745	$17,404
Non-GAAP adjustments:
Interest expense – corporate borrowings	11,504	11,428	12,039	12,871	12,725
Income tax expense (benefit)	14,929	8,666	(272,549)	3,110	(2,064)
Depreciation and amortization	56,743	55,283	53,545	51,791	49,623
Share-based expense	63,256	63,756	66,367	63,646	61,057
Restructuring charges	36	851	255	1,275	—
Foreign currency impact of highly inflationary subsidiaries	2,066	276	840	475	194
Transaction-related expense	—	—	—	—	615
Servicing rights – change in valuation inputs or assumptions	3,274	(1,074)	4,962	(4,362)	(1,654)
Residual interests classified as debt – change in valuation inputs or assumptions	12	35	25	9	1
Gain on extinguishment of debt	—	—	—	(3,323)	—
Total adjustments	151,820	139,221	(134,516)	125,492	120,497
Adjusted EBITDA (non-GAAP)	$249,083	$210,337	$197,957	$186,237	$137,901

Total net revenue (GAAP)	$854,944	$771,759	$734,125	$697,121	$598,618
Net income margin (GAAP)	11%	9%	45%	9%	3%

Adjusted net revenue (non-GAAP)	$858,230	$770,720	$739,112	$689,445	$596,965
Adjusted EBITDA margin (non-GAAP)	29%	27%	27%	27%	23%
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

	Three Months Ended June 30,		2025 vs 2024	Six Months Ended June 30,		2025 vs 2024
($ and shares in thousands, except per share amounts)(1)	2025	2024	$ Change	2025	2024	$ Change
Net income (GAAP)	$97,263	$17,404	$79,859	$168,379	$105,447	$62,932
Adjusted net income (non-GAAP)	$97,263	$17,404	$79,859	$168,379	$105,447	$62,932

Numerator:
Net income attributable to common stockholders – diluted (GAAP)(2)	$97,614	$7,954		$169,069	$30,089
Adjusted net income attributable to common stockholders – diluted (non-GAAP)	$97,614	$7,954		$169,069	$30,089
Denominator:
Weighted average common stock outstanding – diluted (GAAP)	1,182,877	1,065,171		1,184,197	1,042,403
Dilutive impact of 2029 convertible notes(3)	(25,857)	—		(28,635)	—
Adjusted weighted average common stock outstanding – diluted (non-GAAP)	1,157,020	1,065,171		1,155,562	1,042,403

Earnings per share – diluted (GAAP)(2)	$0.08	$0.01		$0.14	$0.03
Impact of adjustments per share	—	—		0.01	—
Adjusted earnings per share – diluted (non-GAAP)(2)	$0.08	$0.01		$0.15	$0.03

Net income margin (GAAP)	11%	3%		10%	8%

Adjusted net revenue (non-GAAP)(4)	$858,230	$596,965		$1,628,950	$1,177,613
Adjusted net income margin (non-GAAP)	11%	3%		10%	9%
Incremental adjusted net income margin (non-GAAP)	31%			14%
____________________
(1)Certain amounts may not recalculate exactly using the rounded amounts provided. Earnings per share is calculated based on unrounded numbers.
(2)Diluted earnings per share and diluted net income attributable to common stockholders exclude gain on extinguishment of debt, net of tax, as well as interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method.
(3)This non-GAAP adjustment excludes the dilutive impact of the 2029 convertible notes at stock prices below $14.54, as the 2029 capped call transactions in place will deliver shares to offset dilution. At stock prices in excess of $14.54, the Company would have an obligation to deliver cash or additional shares in excess of the dilution protection provided by the 2029 capped call transactions.
(4)Refer to 'Adjusted Net Revenue' above for reconciliation of this non-GAAP measure.

SoFi Technologies, Inc.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	June 30, 2025	June 30, 2024	Variance	% Change
Members	11,745,572	8,774,236	2,971,336	34%
Total Products	17,142,041	12,776,430	4,365,611	34%
Total Products — Lending segment	2,280,368	1,786,580	493,788	28%
Total Products — Financial Services segment	14,861,673	10,989,850	3,871,823	35%
Total Accounts — Technology Platform segment	160,046,369	158,485,125	1,561,244	1%

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
Since our inception through June 30, 2025, we have served approximately 11.7 million members who have used approximately 17.1 million products on the SoFi platform.

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

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	June 30, 2025	June 30, 2024	Variance	% Change
Personal loans(1)	1,641,340	1,222,230	419,110	34%
Student loans	596,351	532,279	64,072	12%
Home loans	42,677	32,071	10,606	33%
Total lending products	2,280,368	1,786,580	493,788	28%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.
Total financial services products were composed of the following:

Financial Services Products	June 30, 2025	June 30, 2024	Variance	% Change
Money(1)	5,887,669	4,298,642	1,589,027	37%
Invest	2,853,416	2,332,045	521,371	22%
Credit Card	344,469	260,585	83,884	32%
Referred loans(2)	122,580	65,308	57,272	88%
Relay	5,526,315	3,933,706	1,592,609	40%
At Work	127,224	99,564	27,660	28%
Total financial services products	14,861,673	10,989,850	3,871,823	35%
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

SoFi Technologies, Inc.

Technology Platform Accounts
In Millions

	June 30, 2025	June 30, 2024	Variance	% Change
Total accounts	160,046,369	158,485,125	1,561,244	1%

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
Industry Trends and General Economic Conditions
The Federal Reserve decreased the benchmark interest rate several times in 2024, and additional rate cuts are anticipated by many financial market participants in 2025, although the timing of such cuts, if any, remains uncertain. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. High or rising interest rates have unfavorably impacted, and could continue to unfavorably impact, demand for refinancing loan products. In addition, if the Federal Reserve does not effectively curb inflation, interest rates were to rise unexpectedly or too quickly, or macroeconomic conditions deteriorate or do not improve, it could have a negative impact on the overall economy and result in reduced credit demand and affordability, worsening credit quality and delinquencies and weakened consumer confidence, which could adversely impact our results of operations.
In addition to benchmark interest rate considerations, economic and market volatility may adversely impact our liquidity, results of operations and financial condition. Our credit trends continued to be strong in the second quarter of 2025 after seeing delinquencies peak over one year ago in the first quarter of 2024. Annualized charge-off rates decreased year-over-year across several portfolios, reflecting improvements in overall credit quality. Changes or uncertainty persist with respect to the U.S. presidential administration, governmental policies and regulations, and evolving priorities and guidance, and may adversely impact our members, our technology platform clients, our counterparties, and our operations, earnings and capital. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
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

SoFi Technologies, Inc.

value assumptions, we incorporate recent data impacting the capital markets, as well as factors specific to us. Changes in these factors, either positive or negative, can have a material impact on our results of operations.
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025
Weighted average coupon rate(1)	13.17%	13.30%	5.98%	6.01%
Weighted average annual default rate	4.28%	4.37%	0.67%	0.67%
Weighted average conditional prepayment rate	26.45%	26.53%	11.28%	10.93%
Weighted average discount rate	4.67%	4.87%	3.97%	4.22%
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the second quarter of 2025 relative to the first quarter of 2025, we observed the following trends:
•The weighted average discount rates on personal loans and student loans decreased by 20 bps and 25 bps, respectively. For personal loans, our discount rate assumptions decreased in the second quarter due to benchmark interest rates declining by 25 bps, partially offset by spreads widening by 5 bps. For student loans, our discount rate assumptions decreased in the second quarter due to benchmark interest rates declining by 27 bps, partially offset by credit spreads widening by 2 bps. Credit spread changes are indicated by asset-backed security and secondary markets.
•The weighted average coupon rates on personal loans decreased by 13 bps, which reflects the impacts of loan sales and rate reduction passed on to borrowers related to drops during the second quarter.
•The conditional prepayment rate on personal loans decreased 8 bps and student loans increased 35 bps, reflecting the impact of expected changes in prepayments.
•Annualized net charge-off rates on personal loans in the second quarter of 2025 were 2.83%, which remained lower than the assumed weighted average default rates in our fair value model of 4.28%. Personal loan charge-offs during each of the second quarter of 2025 and first quarter of 2025 were impacted by delinquent loan sales of $90.0 million of aggregate unpaid principal balance. Annualized net charge-off rates on student loans in the second quarter of 2025 of 0.94% were higher than the assumed weighted average default rates in our fair value model of 0.67%. The increase in the student loan net charge-off rate was primarily a result of a transition in subservicer for our student loans, which resulted in operational related charge-offs in the second quarter. In addition, we strategically repurchased certain seasoned loans at the end of the first quarter of 2025 that had a higher charge-off rate, in line with our expectations. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due.
The combination of these and other factors resulted in overall higher fair value gains recognized on our personal and student loans portfolios, during the second quarter of 2025 as compared to the first quarter of 2025.
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
For example, in the past, the government has provided relief measures for federal student loan borrowers, including, among others, a federal student loan payment moratorium and debt forgiveness measures that were put forward by the Biden administration. While student loan repayments resumed in October 2023, beginning in May 2025, defaulted borrowers risked garnished wages, seized tax refunds, and reduced Social Security benefits on defaulted student loans. In July 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The Act includes certain provisions related to student lending. The OBBB eliminates Grad PLUS loans and imposes lower borrowing limits and restrictions on Parent PLUS loans, starting in July 2026. We expect these changes will lead to incremental opportunities for SoFi’s in-school lending and student loan finance business/products - leading to potential further engagement with our members. Although we cannot predict any further measures related

SoFi Technologies, Inc.

to student loans, if any, that the Trump administration may pursue, any changes in law, regulations or governmental policies could impact demand for our student loan refinancing products and our business in ways that are difficult to predict.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$517,837	$412,584	$105,253	26%	$1,016,563	$815,302	$201,261	25%
Total noninterest income	337,107	186,034	151,073	81%	610,140	428,311	181,829	42%
Total net revenue	854,944	598,618	256,326	43%	1,626,703	1,243,613	383,090	31%
Provision for credit losses	10,035	11,640	(1,605)	(14)%	15,713	18,822	(3,109)	(17)%
Total noninterest expense	732,717	571,638	161,079	28%	1,419,016	1,115,225	303,791	27%
Income before income taxes	112,192	15,340	96,852	631%	191,974	109,566	82,408	75%
Income tax (expense) benefit	(14,929)	2,064	(16,993)	n/m	(23,595)	(4,119)	(19,476)	473%
Net income	$97,263	$17,404	$79,859	459%	$168,379	$105,447	$62,932	60%

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
Average Balances and Net Interest Earnings Analysis

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Change due to(1)
($ in thousands)	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,811,423	$25,086	3.58%	$2,809,405	$34,995	5.01%	$18	$(9,927)	$(9,909)
Investment securities	2,277,616	29,878	5.26	1,485,455	20,665	5.60	10,457	(1,244)	9,213
Loans	30,331,237	737,441	9.75	24,189,904	618,935	10.29	151,482	(32,976)	118,506
Total interest-earning assets	35,420,276	792,405	8.97	28,484,764	674,595	9.53	161,957	(44,147)	117,810
Total noninterest-earning assets	3,944,524			3,091,473
Total assets	$39,364,800			$31,576,237
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,063,657	$2,696	0.52%	$2,227,602	$12,619	2.28%	$(213)	$(9,710)	$(9,923)
Savings deposits	25,264,749	226,394	3.59	17,515,485	191,033	4.39	70,482	(35,121)	35,361
Time deposits	487,916	4,142	3.40	2,248,868	28,163	5.04	(14,900)	(9,121)	(24,021)
Total interest-bearing deposits	27,816,322	233,232	3.36	21,991,955	231,815	4.24	55,369	(53,952)	1,417
Warehouse facilities	2,137,160	27,874	5.23	827,113	13,098	6.37	17,128	(2,352)	14,776
Securitization debt	62,432	554	3.56	219,327	1,828	3.35	(1,384)	110	(1,274)
Other debt(3)	1,757,224	12,908	2.95	1,824,742	15,270	3.37	(487)	(1,875)	(2,362)
Total debt	3,956,816	41,336	4.19	2,871,182	30,196	4.23	15,257	(4,117)	11,140
Residual interests classified as debt	561	—	—	3,169	—	—	—	—	—
Total interest-bearing liabilities	31,773,699	274,568	3.47	24,866,306	262,011	4.24	70,626	(58,069)	12,557
Total noninterest-bearing liabilities	919,349			707,439
Total liabilities	32,693,048			25,573,745
Total temporary equity	—			160,187
Total permanent equity	6,671,752			5,842,305
Total liabilities, temporary equity and permanent equity	$39,364,800			$31,576,237

Net interest income(4)		$517,837			$412,584		$91,331	$13,922	$105,253
Net interest margin(5)			5.86%			5.83%

SoFi Technologies, Inc.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024			Change due to(1)
($ in thousands)	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,751,678	$51,073	3.74%	$2,955,354	$72,263	4.92%	$(3,817)	$(17,373)	$(21,190)
Investment securities	2,153,794	56,222	5.26	1,123,775	30,867	5.52	26,798	(1,443)	25,355
Loans	29,608,981	1,448,922	9.87	23,870,538	1,237,376	10.42	276,335	(64,789)	211,546
Total interest-earning assets	34,514,453	1,556,217	9.09	27,949,667	1,340,506	9.64	299,316	(83,605)	215,711
Total noninterest-earning assets	3,902,786			3,046,070
Total assets	$38,417,239			$30,995,737
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$1,964,252	$5,067	0.52%	$2,160,572	$25,439	2.37%	$(508)	$(19,864)	$(20,372)
Savings deposits	24,484,120	443,065	3.65	16,130,130	352,056	4.39	149,571	(58,562)	91,009
Time deposits	557,151	10,499	3.80	2,611,862	65,771	5.06	(38,844)	(16,428)	(55,272)
Total interest-bearing deposits	27,005,523	458,631	3.42	20,902,564	443,266	4.26	110,219	(94,854)	15,365
Warehouse facilities	2,063,312	54,264	5.30	1,484,357	47,958	6.50	14,914	(8,608)	6,306
Securitization debt	68,034	1,135	3.36	276,576	5,486	3.99	(3,491)	(860)	(4,351)
Other debt(3)	1,756,459	25,624	2.94	1,789,076	28,494	3.20	(494)	(2,376)	(2,870)
Total debt	3,887,805	81,023	4.20	3,550,009	81,938	4.64	10,929	(11,844)	(915)
Residual interests classified as debt	568	—	—	4,080	—	—	—	—	—
Total interest-bearing liabilities	30,893,896	539,654	3.52	24,456,653	525,204	4.32	121,148	(106,698)	14,450
Total noninterest-bearing liabilities	885,613			712,981
Total liabilities	31,779,509			25,169,634
Total temporary equity	—			228,838
Total permanent equity	6,637,730			5,597,265
Total liabilities, temporary equity and permanent equity	$38,417,239			$30,995,737

Net interest income(4)		$1,016,563			$815,302		$178,168	$23,093	$201,261
Net interest margin(5)			5.94%			5.87%
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
Three Months. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, net interest income increased by $105.3 million, or 26%, and net interest margin increased by 3 bps. Average interest-earning assets increased by 24%, and average yields decreased by 56 bps, while average interest-bearing liabilities increased by 28% and the average cost of interest-bearing liabilities decreased by 77 bps.
The $105.3 million increase in net interest income was primarily driven by (i) higher interest income on loans of $118.5 million, which was primarily a function of an increase in origination volume, as well as longer loan holding periods and (ii) higher interest income from investment securities of $9.2 million primarily attributable to an increase in average balances.
These items were partially offset by (i) higher interest expense on warehouse facilities of $14.8 million attributable to higher average balances, (ii) lower interest income on interest-bearing deposits with banks of $9.9 million primarily attributable to lower rates, and (iii) higher interest expense of $1.4 million resulting from the net impact of higher interest-bearing deposit balances partially offset by lower rates.
Six Months. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, net interest income increased by $201.3 million, or 25%, and net interest margin increased by 7 bps. Average interest-earning assets increased by 23% and average yields decreased by 55 bps, while average interest-bearing liabilities increased by 26% and the average cost of interest-bearing liabilities decreased by 80 bps.

SoFi Technologies, Inc.

The $201.3 million increase in net interest income was primarily driven by (i) higher interest income on loans of $211.5 million, which was primarily a function of higher average balances and origination volume, as well as longer loan holding periods and (ii) higher interest income from investment securities of $25.4 million primarily attributable to higher average balances.
These items were partially offset by (i) lower interest income on interest-bearing deposits with banks of $21.2 million primarily attributable to lower rates, (ii) higher interest expense on deposits of $15.4 million primarily attributable to higher average balances, and (iii) higher interest expense on warehouse facilities of $6.3 million primarily attributable to higher average balances.
Noninterest Income
The following table presents the components of our total noninterest income:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Loan origination, sales, securitizations and servicing	$70,855	$61,531	$9,324	15%	$123,660	$125,505	$(1,845)	(1)%
Technology products and solutions	90,796	85,866	4,930	6%	177,233	171,538	5,695	3%
Loan platform fees	127,405	12,018	115,387	960%	220,155	22,732	197,423	868%
Other	48,051	26,619	21,432	81%	89,092	108,536	(19,444)	(18)%
Total noninterest income	$337,107	$186,034	$151,073	81%	$610,140	$428,311	$181,829	42%
Total noninterest income increased by $151.1 million, or 81%, and $181.8 million, or 42%, for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024.
Loan Origination, Sales, Securitizations and Servicing
Three Months. Loan origination, sales, securitizations and servicing improved by $9.3 million, or 15%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven primarily by higher fair value gains on personal and student loans, lower personal loan write-offs, and higher origination fees. The increase was partially offset by losses during the 2025 period compared to gains in the 2024 period on interest rate swap positions primarily related to personal loans and student loans, higher student loan write-offs, and changes in fair value of personal loan servicing rights.
Six Months. Loan origination, sales, securitizations and servicing decreased by $1.8 million, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was driven primarily by losses during the 2025 period compared to gains in the 2024 period on interest rate swap positions primarily related to personal loans and student loans. These decreases were partially offset by higher fair value gains on student and personal loans and higher origination fees.
Technology Products and Solutions
Three Months. Technology products and solutions increased by $4.9 million, or 6%,for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as new client account growth.
Six Months. Technology products and solutions increased by $5.7 million, or 3%,for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was driven by increased processing and service arrangement activity among our integrated technology solutions clients.
Loan Platform Fees and Related Servicing
Three Months. Loan platform fees and related servicing increased by $113.6 million, or 668%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners.

SoFi Technologies, Inc.

Six Months. Loan platform fees and related servicing increased by $197.3 million, or 670%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was driven by increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners.
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Loan platform fees(1)	$127,405	$12,018	$115,387	960%	$220,155	$22,732	$197,423	868%
Servicing(2)	3,180	4,976	(1,796)	(36)%	6,526	6,689	(163)	(2)%
Loan platform fees and servicing, total noninterest income	$130,585	$16,994	$113,591	668%	$226,681	$29,421	$197,260	670%
___________________
(1)Recorded within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income, and the Financial Services reportable segment.
(2)Recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income, and the Lending reportable segment. Amounts reflect revenue from our servicing agreements on loans which we did not originate, excluding the impacts of changes in fair value inputs and assumptions on related servicing rights as they were immaterial for all periods presented.
Other
Three Months. Other noninterest income increased by $21.4 million, or 81%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by higher interchange income.
Six Months. Other noninterest income decreased by $19.4 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was driven by a gain on extinguishment of debt during the 2024 period partially offset by higher interchange income.
Provision for Credit Losses

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Credit card	$9,901	$11,348	$(1,447)	(13)%	$15,720	$18,601	$(2,881)	(15)%
Commercial and consumer banking	134	292	(158)	(54)%	(7)	221	(228)	n/m
Total	$10,035	$11,640	$(1,605)	(14)%	$15,713	$18,822	$(3,109)	(17)%
Three Months. The provision for credit losses was $10.0 million for the three months ended June 30, 2025, reflecting net charge-offs of $6.6 million and an allowance increase of $3.5 million. Net charge-offs of $6.6 million decreased $4.5 million compared to the three months ended June 30, 2024, driven by lower credit card charge-offs primarily due to an improved delinquency rate (total credit card delinquency rate was 3.4%, down approximately 220 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions. The allowance increase of $3.5 million primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio.
The prior year provision for the three months ended June 30, 2024 was $11.6 million, reflecting net charge-offs of $11.0 million and an allowance increase of $0.6 million.
Six Months. The provision for credit losses was $15.7 million for the six months ended June 30, 2025, reflecting net charge-offs of $14.6 million and an allowance increase of $1.2 million. Net charge-offs of $14.6 million decreased $7.1 million compared to the six months ended June 30, 2024, driven by lower credit card charge-offs primarily due to an improved delinquency rate as a result of tighter underwriting standards and risk mitigation actions. The allowance increase of $1.2 million primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio.
The prior year provision for the six months ended June 30, 2024 was $18.8 million, reflecting net charge-offs of $21.6 million and an allowance release of $2.8 million.

SoFi Technologies, Inc.

Refer to “Analysis of Charge-offs” for a further discussion of the factors driving changes in net charge-offs and the allowance.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	June 30, 2025	June 30, 2024
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$47,838	$51,908
Total loans held for investment, at amortized cost outstanding(1)	1,449,056	2,217,458
Ratio(2)	3.30%	2.34%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was primarily attributable to a decrease of $857.6 million in secured loans, partially offset by improved credit quality in credit card.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	June 30, 2025		June 30, 2024
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$45,515	28%	$49,406	14%
Commercial and consumer banking	2,323	11%	2,502	7%
Secured loans(2)	—	61%	—	79%
Total	$47,838	100%	$51,908	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of June 30, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

SoFi Technologies, Inc.

Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$18,414,581	$129,970	2.83%	$15,919,442	$151,834	3.84%
Student loans	10,107,155	23,747	0.94%	6,944,152	11,004	0.64%
Home loans	540,994	—	—%	68,461	—	—%
Secured loans	770,154	—	—%	839,159	—	—%
Credit card	342,051	6,565	7.70%	275,943	11,034	16.08%
Commercial and consumer banking	156,302	1	—%	142,747	11	0.03%
Total loans	$30,331,237	$160,283	2.12%	$24,189,904	$173,883	2.89%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$18,345,733	$280,044	3.08%	$15,799,621	$286,221	3.64%
Student loans	9,579,563	34,344	0.72%	6,961,939	21,421	0.62%
Home loans	447,541	—	—%	59,021	—	—%
Secured loans	762,819	—	—%	645,173	—	—%
Credit card	318,436	14,555	9.22%	272,638	21,580	15.92%
Commercial and consumer banking	154,889	4	0.01%	132,146	29	0.04%
Total loans	$29,608,981	$328,947	2.24%	$23,870,538	$329,251	2.77%
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
(3)Net charge-offs related to personal, student and home loans are generally recorded in noninterest income—loan origination, sales, securitizations and servicing as part of the respective loans total change in fair value. Net charge-offs related to credit card and commercial and consumer banking are considered as part of the allowance for credit losses and provision for credit losses.
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
For the three months ended June 30, 2025, the total net charge-off ratio was 2.12%, a decrease of 77 bps compared with the three months ended June 30, 2024. The decrease in the total net charge-off ratio was primarily due to a lower credit card net charge-off ratio reflective of improvement in delinquency rates (total credit card delinquency rate was 3.4%, down approximately 220 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, partially offset by a higher student loan net charge-off ratio. The total net charge-off ratio decrease was partially offset by an increase in the student loan net charge-off ratio primarily as a result of a transition in subservicer for our student loans, which resulted in operational related charge-offs in the current quarter. In addition, the Company strategically repurchased certain seasoned loans at the end of the first quarter that had a higher charge-off rate, in line with our expectations. While the student loan charge-off ratio increased during the period, the delinquency rate was in-line with the prior year period, reflecting overall stable credit quality of the portfolio. Total net charge-offs of $160.3 million decreased $13.6 million from the comparable period primarily due to lower personal loans charge-offs of $21.9 million partially offset by an increase in student loans charge-offs of $12.7 million.
For the six months ended June 30, 2025, the total net charge-off ratio was 2.24%, a decrease of 53 bps compared with the six months ended June 30, 2024, and total net charge-offs were $328.9 million, a decrease of $0.3 million over the comparable period. The decrease in the total net charge-off ratio was primarily due to a lower credit card net charge-off ratio reflective of improvement in delinquency rates (total credit card delinquency rate was 3.4%, down approximately 220 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, as well as a lower personal loans net charge-off ratio reflective of improvement in delinquency rates (total personal loan delinquency rate was 42 bps, down approximately 21 bps from the comparative period).

SoFi Technologies, Inc.

The decrease in total net charge-offs was relatively flat as lower personal loan and credit card net charge-offs of $6.2 million and $7.0 million, respectively, was offset by higher student loan net charge-offs of $12.9 million primarily reflecting an increase in average loans of 38%.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Technology and product development	$152,146	$132,167	$19,979	15%	$308,352	$263,087	$45,265	17%
Sales and marketing	264,744	184,762	79,982	43%	502,920	352,128	150,792	43%
Cost of operations	150,437	109,703	40,734	37%	285,957	209,764	76,193	36%
General and administrative	165,390	145,006	20,384	14%	321,787	290,246	31,541	11%
Total noninterest expense	$732,717	$571,638	$161,079	28%	$1,419,016	$1,115,225	$303,791	27%
Total noninterest expense increased by $161.1 million, or 28%, and $303.8 million, or 27%, for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, as described below.
Technology and product development
Three Months. Technology and product development expenses increased by $20.0 million, or 15%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by higher employee compensation and benefits, and amortization of internally-developed software.
Six Months. Technology and product development expenses increased by $45.3 million, or 17%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by higher employee compensation and benefits, and amortization of internally-developed software.
Sales and marketing
Three Months. Sales and marketing expenses increased by $80.0 million, or 43%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by increases in advertising and marketing expenditures and lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings.
Six Months. Sales and marketing expenses increased by $150.8 million, or 43%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was driven by increases in advertising and marketing expenditures and lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings.
Cost of operations
Three Months. Cost of operations expenses increased by $40.7 million, or 37%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by: (i) loan origination and servicing expenses, (ii) higher employee compensation and benefits attributable to increases in headcount and salary to support our growth and (iii) tools and subscriptions costs, reflective of continued investments in technology.
Six Months. Cost of operations expenses increased by $76.2 million, or 36%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was driven by: (i) higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, (ii) loan origination and servicing expenses, (iii) product fulfillment costs which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform and (iv) professional services expense.

SoFi Technologies, Inc.

General and administrative
Three Months. General and administrative expenses increased by $20.4 million, or 14%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth.
Six Months. General and administrative expenses increased by $31.5 million, or 11%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, partially offset by lower professional services expense.
Income Taxes
For the three and six months ended June 30, 2025 and , we recorded income tax expense of $14.9 million and $23.6 million, respectively. For the three and six months ended June 30, 2024, we recorded income tax (expense) benefit of $2.1 million and $(4.1) million, respectively. The income tax expense recognized in 2025 is primarily attributable to the Company’s profitability and discrete tax benefits for stock compensation recorded in each quarter.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. In the fourth quarter of 2024 we released a significant portion of our valuation allowance. During the six months ended June 30, 2025, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.
On July 4, 2025, the OBBB was enacted into law, which included certain modifications to U.S. tax law. The Company is currently evaluating the provisions of OBBB but does not expect it to have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	Change	% Change	2025	2024	Change	% Change
Lending
Total net revenue	$443,512	$340,705	$102,807	30%	$856,885	$671,181	$185,704	28%
Directly attributable expenses	(202,088)	(141,114)	(60,974)	43%	(375,487)	(258,718)	(116,769)	45%
Contribution profit	244,710	197,938	46,772	24%	483,645	405,657	77,988	19%
Technology Platform
Total net revenue	$109,833	$95,438	$14,395	15%	$213,260	$189,804	$23,456	12%
Directly attributable expenses	(76,638)	(64,287)	(12,351)	19%	(149,152)	(127,911)	(21,241)	17%
Contribution profit	33,195	31,151	2,044	7%	64,108	61,893	2,215	4%
Financial Services
Total net revenue	$362,533	$176,132	$186,401	106%	$665,652	$326,683	$338,969	104%
Provision for credit losses	(10,031)	(11,634)	1,603	(14)%	(15,670)	(18,799)	3,129	(17)%
Directly attributable expenses	(164,270)	(109,278)	(54,992)	50%	(313,418)	(215,490)	(97,928)	45%
Contribution profit	188,232	55,220	133,012	241%	336,564	92,394	244,170	264%
Reportable segments total
Total net revenue	$915,878	$612,275	$303,603	50%	$1,735,797	$1,187,668	$548,129	46%
Provision for credit losses	(10,031)	(11,634)	1,603	(14)%	(15,670)	(18,799)	3,129	(17)%
Directly attributable expenses	(442,996)	(314,679)	(128,317)	41%	(838,057)	(602,119)	(235,938)	39%
Contribution profit	466,137	284,309	181,828	64%	884,317	559,944	324,373	58%

SoFi Technologies, Inc.

Lending Segment
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$372,675	$279,212	$93,463	33%	$733,296	$545,748	$187,548	34%
Noninterest income	70,837	61,493	9,344	15%	123,589	125,433	(1,844)	(1)%
Total net revenue	443,512	340,705	102,807	30%	856,885	671,181	185,704	28%
Servicing rights – change in valuation inputs or assumptions(1)	3,274	(1,654)	4,928	n/m	2,200	(6,880)	9,080	n/m
Residual interests classified as debt – change in valuation inputs or assumptions(2)	12	1	11	n/m	47	74	(27)	(36)%
Directly attributable expenses:
Direct advertising	(79,313)	(55,826)	(23,487)	42%	(147,082)	(100,595)	(46,487)	46%
Lead generation	(49,558)	(32,194)	(17,364)	54%	(89,803)	(57,009)	(32,794)	58%
Compensation and benefits	(42,749)	(30,625)	(12,124)	40%	(78,638)	(58,879)	(19,759)	34%
Loan origination and servicing costs	(19,634)	(12,181)	(7,453)	61%	(38,355)	(22,611)	(15,744)	70%
Professional services	(3,505)	(2,777)	(728)	26%	(5,740)	(5,155)	(585)	11%
Intercompany technology platform expenses	(477)	(436)	(41)	9%	(966)	(880)	(86)	10%
Other(3)	(6,852)	(7,075)	223	(3)%	(14,903)	(13,589)	(1,314)	10%
Directly attributable expenses	(202,088)	(141,114)	(60,974)	43%	(375,487)	(258,718)	(116,769)	45%
Contribution profit	$244,710	$197,938	$46,772	24%	$483,645	$405,657	$77,988	19%

Adjusted net revenue – Lending(4)	$446,798	$339,052	$107,746	32%	$859,132	$664,375	$194,757	29%
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
Net interest income
Three Months. Net interest income in our Lending segment increased by $93.5 million, or 33%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $2.3 billion (15%) and $2.8 billion (42%), respectively, combined with higher weighted average interest rates on student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods.

SoFi Technologies, Inc.

Six Months. Net interest income in our Lending segment increased by $187.5 million, or 34%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $2.4 billion (16%) and $2.4 billion (36%), respectively, combined with higher weighted average interest rates on student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods.
Noninterest income
Noninterest income in our Lending segment increased by $9.3 million, or 15%, and decreased by $1.8 million, or 1%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. For the three and six month periods, the change was primarily attributable to loan origination, sales, securitizations and servicing income.
Loan Origination, Sales, Securitizations and Servicing
The following table presents the components of noninterest income—loan origination, sales, securitizations and servicing:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$188,094	$56,098	$131,996	235%	$428,510	$(15,942)	$444,452	n/m
Economic derivative hedges of loan fair values	(71,526)	69,106	(140,632)	n/m	(206,499)	275,027	(481,526)	n/m
Loan origination fees	120,758	98,043	22,715	23%	222,756	171,785	50,971	30%
Loan write-off expense – whole loans(2)	(153,925)	(162,833)	8,908	(5)%	(314,595)	(307,577)	(7,018)	2%
Other(3)	(12,575)	1,096	(13,671)	n/m	(6,556)	2,157	(8,713)	n/m
Loan origination, sales, securitizations and servicing noninterest income	$70,826	$61,510	$9,316	15%	$123,616	$125,450	$(1,834)	(1)%
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
(2)For the three months ended June 30, 2025 and 2024, includes gross write-offs of $179.1 million and $187.5 million, respectively. Total recoveries were $25.1 million and $24.7 million, respectively, of which $17.2 million and $18.8 million, respectively, were captured via loan sales to a third-party collection agency. For the six months ended June 30, 2025 and 2024, includes gross write-offs of $365.8 million and $363.0 million, respectively. Total recoveries were $51.3 million and $55.5 million, respectively, of which $36.7 million and $43.8 million, respectively, were captured via loan sales to a third-party collection agency.
(3)Includes changes in fair value of servicing rights, gains (losses) on IRLCs and interest rate caps and the (expense) benefit associated with our estimated loan repurchase obligation (see Note 14. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information).
Three Months. The increase in loan origination, sales, securitizations and servicing income of $9.3 million, or 15%, was primarily driven by: (i) higher fair value gains on student loans primarily impacted by lower discount rate assumptions ($108.0 million), as well as higher fair value gains on personal loans in the 2025 period compared to losses during the 2024 period primarily impacted by larger decreases in discount rate assumptions during 2025 ($16.2 million), (ii) higher origination fees ($22.7 million) primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, and (iii) net lower loan write-offs in the 2025 period ($8.9 million), which were related to lower personal loan write-offs in the 2025 period, and partially offset by higher student loan write-offs in the 2025 period, primarily driven by higher loan origination volume and longer loan holding periods.
These improvements were partially offset by (i) losses during the 2025 period compared to gains in the 2024 period on interest rate swap positions primarily related to personal loans and student loans, driven by larger increases in interest rates in the 2024 period ($139.7 million), and (ii) changes in fair value of personal loan servicing rights.
Six Months. The decrease in loan origination, sales, securitizations and servicing of $1.8 million, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by losses during the 2025 period compared to gains in the 2024 period on interest rate swap positions primarily related to personal loans and student loans

SoFi Technologies, Inc.

($479.9 million). The decrease was partially offset by higher fair value gains on student loans ($223.4 million) and personal loans ($208.0 million), and higher origination fees ($51.0 million).
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
The table below presents information related to our loan servicing assets:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Servicing income recognized
Personal loans	$26,276	$20,726	$5,550	27%	$62,902	$32,545	$30,357	93%
Student loans	5,139	6,075	(936)	(15)%	8,139	11,600	(3,461)	(30)%
Home loans	4,489	4,248	241	6%	8,913	8,328	585	7%
Servicing rights fair value change
Personal loans	$(6,028)	$47,498	$(53,526)	n/m	$48,516	$101,600	$(53,084)	(52)%
Student loans	(9,751)	(4,889)	(4,862)	99%	(15,212)	(876)	(14,336)	n/m
Home loans	1,005	7,968	(6,963)	(87)%	(426)	10,136	(10,562)	n/m
Directly attributable expenses
Three Months. Lending segment directly attributable expenses increased by $61.0 million, or 43%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to: (i) an increase in direct advertising primarily related to online and digital advertising, (ii) an increase in expense related to personal loan lead generation channels, (iii) an increase in allocated compensation and related benefits, which reflected an increase in headcount in 2025 to support growth in the Lending segment, and (iv) an increase in loan origination and servicing costs which corresponds with increased loan origination volume.
Six Months. Lending segment directly attributable expenses increased by $116.8 million, or 45%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to: (i) an increase in direct advertising primarily related to online and digital advertising, (ii) an increase in expense related to personal loan lead generation channels, (iii) an increase in allocated compensation and related benefits, which reflected an increase in headcount in 2025 to support growth in the Lending segment, and (iv) an increase in loan origination and servicing costs which corresponds with increased loan origination volume.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Lending segment.

SoFi Technologies, Inc.

In the table below, we present certain metrics and financial information related to our Lending segment:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
Metric	2025	2024	Change	% Change	2025	2024	Change	% Change
Total products (number, as of period end)	2,280,368	1,786,580	493,788	28%	2,280,368	1,786,580	493,788	28%
Origination volume ($ in thousands, during period)
Personal loans(1)	$6,968,746	$4,192,114	$2,776,632	66%	$12,505,587	$7,470,996	$5,034,591	67%
Student loans	993,326	736,518	256,808	35%	2,184,789	1,488,198	696,591	47%
Home loans	798,881	416,936	381,945	92%	1,316,639	753,084	563,555	75%
Total	$8,760,953	$5,345,568	$3,415,385	64%	$16,007,015	$9,712,278	$6,294,737	65%
Loans with a balance (number, as of period end)(2)	1,463,597	1,087,758	375,839	35%	1,463,597	1,087,758	375,839	35%
Average loan balance ($, as of period end)(2)
Personal loans	$25,832	$24,649	$1,183	5%	$25,832	$24,649	$1,183	5%
Student loans(3)	43,209	44,165	(956)	(2)%	43,209	44,165	(956)	(2)%
Home loans	270,540	283,726	(13,186)	(5)%	270,540	283,726	(13,186)	(5)%
__________________
(1)Inclusive of origination volume related to our Loan Platform Business. For the three and six months ended June 30, 2025, we originated $2.4 billion and $4.0 billion, respectively, of personal loans on behalf of third parties. We did not originate any loans on behalf of third parties during the three and six months ended June 30, 2024.
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
Personal Loans. During the three and six months ended June 30, 2025, total personal loan origination volume increased by 66% and 67%, respectively, relative to the corresponding 2024 periods, inclusive of a $2.4 billion and $4.0 billion increase, respectively, related to personal loans originated on behalf of third parties in support of our Loan Platform Business which we expanded starting in the second half of 2024. Overall increases in origination volume were primarily due to increased demand for debt consolidation products in an elevated interest rate environment, as well as increased demand driven by expanded advertising and marketing efforts.
Student Loans. During the three and six months ended June 30, 2025, student loan origination volume increased by 35% and 47%, respectively, relative to the corresponding 2024 periods, as demand for student loan refinancing products increased after the resumption of principal and interest payments in 2024 on federally-held student loans as borrowers looked to refinance at a lower rate, as well as increased interest in loan term extensions given the elevated interest rate environment.
Home Loans. During the three and six months ended June 30, 2025, home loan origination volume increased by 92% and 75%, respectively, relative to the corresponding 2024 periods. Our home loan origination volume increased notably throughout 2024 and into 2025, aided by the increased capacity and technology and fulfillment capabilities subsequent to our acquisition of Wyndham. Origination volume in the first half of 2025 also reflected demand for home equity loans in the elevated interest rate environment. We began offering fixed rate home equity loans and variable rate HELOCs during 2024.

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
In the table below, we present additional information related to our lending products:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Overall weighted average origination FICO	749	750	747	750
Personal Loans(1)
Weighted average origination FICO	743	747	743	747
Weighted average interest rate earned(2)	13.09%	13.26%	13.17%	13.45%
Interest income recognized	$570,351	$500,352	$1,132,565	$1,004,831
Sales of loans	$2,661,123	$1,199,368	$5,410,043	$2,462,222
Student Loans
Weighted average origination FICO	768	764	769	766
Weighted average interest rate earned(2)	5.93%	5.62%	5.97%	5.64%
Interest income recognized	$141,369	$93,825	$267,280	$187,825
Sales of loans	$—	$—	$—	$294,187
Home Loans
Weighted average origination FICO	749	754	749	754
Weighted average interest rate earned(2)	7.62%	8.66%	7.65%	8.45%
Interest income recognized	$7,538	$1,453	$11,657	$2,462
Sales of loans	$777,297	$381,202	$1,099,568	$725,439
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the three and six months ended June 30, 2025, included $2.4 billion and $3.9 billion, respectively, related to loans originated on behalf of third parties. We did not originate any loans on behalf of third parties during the three and six months ended June 30, 2024.
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
The following table summarizes our current whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$200,326	$1,136,812	$1,313,348	$1,636,563
Receivable	—	—	—	3,036
Servicing assets recognized	11,817	70,472	80,442	104,021
Repurchase liabilities recognized	(520)	(4,181)	(1,800)	(5,981)
Total consideration	211,623	1,203,103	1,391,990	1,737,639
Aggregate unpaid principal balance and accrued interest of loans sold	200,526	1,136,427	1,313,698	1,639,464
Realized gain	$11,097	$66,676	$78,292	$98,175
Sale execution(1)(2)	105.8%	106.2%	106.1%	106.4%
Student loans
Fair value of consideration received:
Cash	$—	$—	$—	$310,331
Servicing assets recognized	—	—	—	8,249
Repurchase liabilities recognized	—	—	—	(46)
Total consideration	—	—	—	318,534
Aggregate unpaid principal balance and accrued interest of loans sold	—	—	—	303,578
Realized gain	$—	$—	$—	$14,956
Sale execution(1)	—%	—%	—%	104.9%
Home loans
Fair value of consideration received:
Cash	$792,211	$385,030	$1,118,851	$729,708
Servicing assets recognized	4,222	3,390	7,016	6,222
Repurchase liabilities recognized	(1,534)	(634)	(2,143)	(1,139)
Total consideration	794,899	387,786	1,123,724	734,791
Aggregate unpaid principal balance and accrued interest of loans sold	779,332	381,299	1,101,864	725,557
Realized gain	$15,567	$6,487	$21,860	$9,234
Sale execution(1)	102.2%	101.9%	102.2%	101.4%
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
(2)Excludes net origination fees, which are recognized in earnings at the time of origination. Personal loans sold during the three and six months ended June 30, 2025 had related origination fees of $5,167 and $35,505, respectively. Sales execution, for the respective periods, including these origination fees would be 108.4% and 108.8%, respectively. Personal loans sold during the three and six months ended June 30, 2024, had related origination fees of $9,206 and $20,258, respectively. Sales execution, for the respective periods, including these origination fees would be 107.0% and 107.6%, respectively.

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$7,200	$5,549	$14,400	$10,549
Servicing assets recognized	6,304	4,884	12,610	8,284
Repurchase liabilities recognized	(90)	(28)	(171)	(53)
Total consideration	13,414	10,405	26,839	18,780
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	94,699	73,450	189,532	139,861
Realized loss	$(81,285)	$(63,045)	$(162,693)	$(121,081)
Sale execution(3)	14.3%	14.2%	14.3%	13.5%
_____________________
(1) During the three and six months ended June 30, 2025, includes $90.0 million and $180.0 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. During the three and six months ended June 30, 2024, includes $69.4 million and $131.9 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the three and six months ended June 30, 2025, $63.4 million and $126.7 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2024, $47.1 million and $90.3 million, respectively of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of June 30, 2025 and 2024, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
(3) Sale execution represents the ratio of cash proceeds and servicing assets recognized to the aggregate unpaid principal balance and accrued interest of the loans sold. Amounts included in repurchase liabilities are excluded from the calculation, as they typically would not materially differ from the fair value markdown on the loans over the repurchase period had they been held on balance sheet and entered delinquency.
Technology Platform Segment
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$266	$555	$(289)	(52)%	$679	$1,056	$(377)	(36)%
Noninterest income	109,567	94,883	14,684	15%	212,581	188,748	23,833	13%
Total net revenue	109,833	95,438	14,395	15%	213,260	189,804	23,456	12%
Directly attributable expenses:
Compensation and benefits	(44,168)	(35,389)	(8,779)	25%	(88,654)	(71,687)	(16,967)	24%
Product fulfillment	(15,250)	(14,929)	(321)	2%	(29,212)	(28,576)	(636)	2%
Tools and subscriptions	(10,688)	(6,247)	(4,441)	71%	(17,578)	(12,982)	(4,596)	35%
Professional services	(3,906)	(3,226)	(680)	21%	(6,576)	(5,922)	(654)	11%
Other(1)	(2,626)	(4,496)	1,870	(42)%	(7,132)	(8,744)	1,612	(18)%
Directly attributable expenses	(76,638)	(64,287)	(12,351)	19%	(149,152)	(127,911)	(21,241)	17%
Contribution profit	$33,195	$31,151	$2,044	7%	$64,108	$61,893	$2,215	4%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs.
Net interest income
Net interest income in our Technology Platform segment of $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively, relates to interest income earned on segment cash balances.

SoFi Technologies, Inc.

Noninterest income
Three Months. Noninterest income in our Technology Platform segment increased by $14.7 million, or 15%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to growth in technology services fees of $4.1 million, driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as new client account growth. Noninterest income also included $18.2 million of intercompany revenue for the three months ended June 30, 2025, compared to $8.3 million for the three months ended June 30, 2024. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2025 periods by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Six Months. Noninterest income in our Technology Platform segment increased by $23.8 million, or 13%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to growth in technology services fees of $5.4 million, driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as new client account growth. Noninterest income also included $34.4 million of intercompany revenue for the six months ended June 30, 2025, compared to $15.3 million for the six months ended June 30, 2024. The increase in intercompany revenue was primarily attributable to increased usage of technology platform services during the 2025 periods by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
Three Months. Technology Platform segment directly attributable expenses increased by $12.4 million, or 19%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to an increase in allocated compensation and related benefits, which reflected increases in average compensation in 2025.
Six Months. Technology Platform segment directly attributable expenses increased by $21.2 million, or 17%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to an increase in allocated compensation and related benefits, which reflected increases in average compensation in 2025.
Total Accounts
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2025 vs 2024
	June 30, 2025	June 30, 2024	Change	% Change
Total accounts	160,046,369	158,485,125	1,561,244	1%
See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Technology Platform segment.

SoFi Technologies, Inc.

Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution profit for the Financial Services segment:

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$193,322	$139,229	$54,093	39%	$366,521	$258,942	$107,579	42%
Noninterest income	169,211	36,903	132,308	359%	299,131	67,741	231,390	342%
Total net revenue	362,533	176,132	186,401	106%	665,652	326,683	338,969	104%
Provision for credit losses	(10,031)	(11,634)	1,603	(14)%	(15,670)	(18,799)	3,129	(17)%
Directly attributable expenses:
Compensation and benefits	(38,143)	(32,309)	(5,834)	18%	(80,622)	(64,814)	(15,808)	24%
Direct advertising	(8,423)	(6,190)	(2,233)	36%	(14,099)	(15,187)	1,088	(7)%
Lead generation	(33,180)	(7,452)	(25,728)	345%	(64,848)	(13,871)	(50,977)	368%
Product fulfillment	(19,036)	(17,221)	(1,815)	11%	(37,737)	(33,797)	(3,940)	12%
Member incentives	(18,003)	(22,285)	4,282	(19)%	(34,086)	(41,669)	7,583	(18)%
Professional services	(6,475)	(4,489)	(1,986)	44%	(13,732)	(9,266)	(4,466)	48%
Intercompany technology platform expenses	(13,320)	(5,533)	(7,787)	141%	(24,341)	(10,484)	(13,857)	132%
Other(1)	(27,690)	(13,799)	(13,891)	101%	(43,953)	(26,402)	(17,551)	66%
Directly attributable expenses	(164,270)	(109,278)	(54,992)	50%	(313,418)	(215,490)	(97,928)	45%
Contribution profit	$188,232	$55,220	$133,012	241%	$336,564	$92,394	$244,170	264%
___________________
(1)Other expenses primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Net interest income
Net interest income in our Financial Services segment increased by $54.1 million, or 39%, and $107.6 million, or 42%, for the three and six months ended June 30, 2025,respectively compared to the same periods in 2024, which was primarily attributable to net interest income earned on our deposits which includes interest income based on our FTP framework (which is eliminated in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank.

SoFi Technologies, Inc.

Noninterest income
The table below presents revenue from contracts with customers disaggregated by type of service, as well as a reconciliation of total revenue from contracts with customers to total noninterest income for the Financial Services segment.

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Referrals, loan platform business(1)	$22,548	$11,880	$10,668	90%	$42,248	$22,582	$19,666	87%
Referrals, other(2)	2,588	1,738	850	49%	5,118	3,772	1,346	36%
Interchange(2)	26,502	14,457	12,045	83%	49,314	26,459	22,855	86%
Brokerage(2)	7,542	5,960	1,582	27%	14,527	9,994	4,533	45%
Other(2)(3)	2,166	654	1,512	231%	3,897	1,581	2,316	146%
Total revenue from contracts with customers(4)	61,346	34,689	26,657	77%	115,104	64,388	50,716	79%
Loan platform business, other(1)	104,857	138	104,719	n/m	177,907	150	177,757	n/m
Other sources of revenue(5)	3,008	2,076	932	45%	6,120	3,203	2,917	91%
Total Financial Services noninterest income	$169,211	$36,903	$132,308	359%	$299,131	$67,741	$231,390	342%
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
(4) See Note 2. Revenue to the Notes to Condensed Consolidated Financial Statements for additional information.
(5) Presented within noninterest income—other and noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
Three Months. Noninterest income in our Financial Services segment increased by $132.3 million, or 359%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to: (i) growth in our Loan Platform Business of $115.4 million, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners; and (ii) an increase in interchange fees of $12.0 million, which coincided with increased credit card and debit card transactions.
Six Months. Noninterest income in our Financial Services segment increased by $231.4 million, or 342%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to: (i) growth in our Loan Platform Business of $197.4 million, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners; and (ii) an increase in interchange fees of $22.9 million, which coincided with increased credit card and debit card transactions.
Provision for credit losses
Provision for credit losses in our Financial Services segment decreased by $1.6 million, or 14%, and $3.1 million, or 17%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily related to improvement in credit card delinquency rates (total credit card delinquency rate was 3.4% as of June 30, 2025, down approximately 220 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions. The allowance increase of $3.5 million and $1.2 million, during the three and six month period ended June 30, 2025, respectively, primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio.

SoFi Technologies, Inc.

Directly attributable expenses
Three Months. Financial Services directly attributable expenses increased by $55.0 million, or 50%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to: (i) a net increase in direct advertising and lead generation costs as we continue to expand our Loan Platform Business; (ii) an increase in allocated compensation and related benefits which reflected an increase in headcount in 2025 to support growth in the Financial Services segment ; and (iii) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2025 period.
Six Months. Financial Services directly attributable expenses increased by $97.9 million, or 45%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to: (i) a net increase in direct advertising and lead generation costs as we continue to expand our Loan Platform Business; (ii) an increase in allocated compensation and related benefits which reflected an increase in headcount in 2025 to support growth in the Financial Services segment ; and (iii) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2025 period.
Total Products
In the table below, we present the total products metric related to our Financial Services segment:

			2025 vs 2024
	June 30, 2025	June 30, 2024	Change	% Change
Total products	14,861,673	10,989,850	3,871,823	35%
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

	Three Months Ended June 30,		2025 vs 2024		Six Months Ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income (expense)	$(48,426)	$(6,412)	$(42,014)	655%	$(83,933)	$9,556	$(93,489)	n/m
Noninterest income (loss)	(12,508)	(7,245)	(5,263)	73%	(25,161)	46,389	(71,550)	n/m
Total net revenue (loss)	$(60,934)	$(13,657)	$(47,277)	346%	$(109,094)	$55,945	$(165,039)	n/m

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Reportable segments directly attributable expenses	$(442,996)	$(314,679)	$(838,057)	$(602,119)
Intercompany expenses	18,182	8,295	34,377	15,296
Expenses not allocated to segments:
Share-based compensation expense	(63,256)	(61,057)	(127,012)	(116,139)
Employee-related costs(1)	(86,586)	(67,786)	(174,783)	(130,170)
Depreciation and amortization expense	(56,743)	(49,623)	(112,026)	(98,162)
Other corporate and unallocated expenses(2)	(101,318)	(86,788)	(201,515)	(183,931)
Total noninterest expense	$(732,717)	$(571,638)	$(1,419,016)	$(1,115,225)
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

SoFi Technologies, Inc.

Consolidated Balance Sheet Analysis

Assets
The following is a discussion of the significant changes in our assets, liabilities and permanent equity between June 30, 2025 and December 31, 2024.

			2025 vs 2024
	June 30, 2025	December 31, 2024	$ Change	% Change
Assets
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,714,603	$2,709,360	$5,243	—%
Investment securities	2,374,810	1,895,689	479,121	25%
Total loans	32,218,115	27,528,718	4,689,397	17%
All other assets(1)	3,804,643	4,117,184	(312,541)	(8)%
Total assets	$41,112,171	$36,250,951	$4,861,220	13%
___________________
(1)All other assets includes servicing rights, property, equipment and software, goodwill, intangible assets, operating lease right-of-use assets and other assets. See the condensed consolidated balance sheets within this report.
Total assets as of June 30, 2025 were $41.1 billion, up $4.9 billion, or 13%, from December 31, 2024. The increase was primarily attributable to an increase in loans held for sale ($2.4 billion) driven by an increase in personal and home loan originations, and an increase in our loans held for investment ($2.3 billion) which was primarily related to student loan purchases and originations, partially offset by loan sale activity as we continue to experience high demand for our loan products.

			2025 vs 2024
	June 30, 2025	December 31, 2024	$ Change	% Change
Liabilities and permanent equity
Liabilities:
Total deposits	$29,540,674	$25,978,204	$3,562,470	14%
Debt	3,942,636	3,092,692	849,944	27%
All other liabilities(1)	768,281	654,921	113,360	17%
Total liabilities	34,251,591	29,725,817	4,525,774	15%
Total permanent equity	6,860,580	6,525,134	335,446	5%
Total liabilities and permanent equity	$41,112,171	$36,250,951	$4,861,220	13%
___________________
(1)Other liabilities includes accounts payable, accruals and other liabilities, operating lease liabilities and residual interests classified as debt. See the condensed consolidated balance sheets within this report.
Liabilities and Permanent Equity
Total liabilities as of June 30, 2025 were $34.3 billion, up $4.5 billion, or 15%, from December 31, 2024. The increase was primarily attributable to an increase in total deposits ($3.6 billion) driven by our differentiated checking and savings account offerings and competitive APY and an increase in total debt ($849.9 million) as we drew from our personal and student loan warehouse facilities as part of our normal balance sheet management.
Total permanent equity as of June 30, 2025 was $6.9 billion, up $335.4 million, or 5%, from December 31, 2024. The increase was primarily attributable to: (i) an increase in additional paid-in capital related to share-based compensation and (ii) a decrease in accumulated deficit driven by net income during the six months ended June 30, 2025.

SoFi Technologies, Inc.

Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(1,445,406)	$253,877
Net cash used in investing activities	(3,162,691)	(3,456,101)
Net cash provided by financing activities	4,614,172	2,318,593
Cash Flows from Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities primarily stemmed from loans held for sale originations outpacing cash proceeds from loans held for sale paydowns and sales activities, partially offset by net income, paydowns on our loans previously classified as held for sale, and favorable changes in other assets. We had principal loan originations of $13.8 billion and principal loan purchases of $5.2 million during the period. These cash uses were partially offset by principal loan payments of $5.4 billion and principal loan sales of $6.4 billion.
For the six months ended June 30, 2024, net cash provided by operating activities stemmed from net income, a favorable change in our operating assets net of operating liabilities, including cash proceeds from loans held or previously classified as held for sale paydowns and sales activities outpacing loans held for sale originations. We originated loans of $8.2 billion during the period and also purchased loans of $19.1 million. These cash uses were partially offset by principal payments on loans of $4.7 billion and proceeds from loan sales of $3.4 billion.
Cash Flows from Investing Activities
For the six months ended June 30, 2025, net cash used in investing activities was primarily driven by growth in our loans and investment portfolios, including $2.5 billion of loan originations, $896.8 million of loan purchases and $905.4 million of investment purchases, as well as net outflows related to credit cards of $100.2 million. These outflows were partially offset by $891.2 million of proceeds from loan repayments and recoveries as well as $204.8 million of investment sales and $247.3 million of investment payments and maturities.
For the six months ended June 30, 2024, net cash used in investing activities was primarily driven by originations and purchases of loans held for investment outpacing repayments of loans held for investment as well as investment securities purchases. These uses were partially offset by cash proceeds from sales, maturities, and paydowns of investment securities and from sales of loans held for investment. We originated loans of $3.0 billion during the period, partially offset by principal payments on loans of $300.8 million and proceeds from loan sales of $122.7 million, as well as net outflows related to credit cards of $25.1 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2025, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits and increase in our personal and student loan warehouse facilities as part of our normal balance sheet management.
For the six months ended June 30, 2024, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits and proceeds from the issuance of our 2029 convertible notes. This was partially offset by our net change in debt facilities related to our warehouses and debt repayments.

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

SoFi Technologies, Inc.

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
The following table summarizes our total liquidity reserves:

	June 30, 2025
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$2,122,502	n/a	$2,122,502
Investments in AFS debt securities(1)	2,147,960	n/a	2,147,960
Warehouse facilities(2)	7,280,000	2,124,899	5,155,101
Revolving credit facility(3)	645,000	498,300	146,700
FHLB advances(4)	160,788	25,200	135,588
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$12,406,250	$2,648,399	$9,757,851
___________________
(1)Excludes investments in AFS debt securities which are pledged as collateral to the FHLB, and AFS securitization investments.
(2)Includes personal loan, student loan and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of June 30, 2025, warehouse facility maturity dates ranged from May 2026 through March 2028. See Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)As of June 30, 2025, the amount utilized under the revolving credit facility includes $12.3 million utilized to secure letters of credit. See Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of June 30, 2025, we had $85.0 million of investments in AFS debt securities and $60.1 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $160.8 million, of which $25.2 million was utilized to secure letters of credit.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of June 30, 2025 and December 31, 2024, time deposit balances due in less than one year totaled $594.2 million and $814.7 million, respectively. As of June 30, 2025 and December 31, 2024, the amount of uninsured deposits totaled $611.3 million and $544.3 million, respectively. As of June 30, 2025, approximately 98% of our total deposits were insured.
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
As of June 30, 2025, we had debt obligations and common stock outstanding.
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

SoFi Technologies, Inc.

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
We were in compliance with all covenants as of June 30, 2025.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of June 30, 2025, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of June 30, 2025, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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
The risk- and leverage-based capital ratios and amounts are presented below:

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Bank
CET1 risk-based capital	$4,685,998	15.1%	$4,352,537	17.3%	7.0%	6.5%
Tier 1 risk-based capital	4,685,998	15.1%	4,352,537	17.3%	8.5%	8.0%
Total risk-based capital	4,733,560	15.3%	4,398,944	17.5%	10.5%	10.0%
Tier 1 leverage	4,685,998	13.7%	4,352,537	14.4%	4.0%	5.0%
Risk-weighted assets	30,954,306		25,207,621
Quarterly adjusted average assets	34,311,563		30,159,786
SoFi Technologies(3)
CET1 risk-based capital	$4,804,043	14.3%	$4,457,212	16.0%	7.0%	n/a
Tier 1 risk-based capital	4,804,043	14.3%	4,457,212	16.0%	8.5%	n/a
Total risk-based capital	4,851,605	14.4%	4,503,618	16.2%	10.5%	n/a
Tier 1 leverage	4,804,043	12.9%	4,457,212	13.4%	4.0%	n/a
Risk-weighted assets	33,579,874		27,859,577
Quarterly adjusted average assets	37,311,694		33,234,724
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
(3)Amounts and ratios for June 30, 2025 are estimated.
As of June 30, 2025 and December 31, 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since June 30, 2025 that management believes would change the categorization.
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
Factors Affecting Liquidity
The activities of our lending business are a key factor affecting our liquidity, in particular our origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to have adequate liquidity to fund our balance sheet is impacted by our ability to access new deposits, and retain and grow existing deposits, along with our ability to access whole loan buyers, sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms,

SoFi Technologies, Inc.

and to strategically manage our continuing financial interest in securitization-related transfers. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the second quarter of 2025.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of June 30, 2025, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
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

SoFi Technologies, Inc.

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
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of June 30, 2025, we had goodwill of $1.4 billion.
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
During the three months ended June 30, 2025, we performed a qualitative assessment for our reporting units to which goodwill is allocated to determine if, for any reporting unit, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In addition to the factors noted in our Annual Report on Form 10-K for the year ended December 31, 2024 for performing such an assessment, management also considers actual results for the current period and updated internal forecasts as compared to prior internal forecasts and other assumptions used in the quantitative annual assessment.
Based on this assessment, while management does not believe that the goodwill in any of the reporting units is impaired as of June 30, 2025, management has determined that it is more likely than not that the fair values of the Galileo and Technisys reporting units within the Technology Platform segment, with goodwill of $816.0 million and $522.6 million, respectively, are not substantially in excess of their carrying amounts. In the Technology Platform segment, the continued shift in strategy to focus on potential new partners with scaled customer bases and the change in customer mix may result in lower anticipated growth rates.

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

SoFi Technologies, Inc.

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

	Net Interest Income (Expense)
	June 30, 2025	December 31, 2024
Basis point change scenario
+200	$(225,721)	$(140,315)
+100	(102,641)	(62,415)
-100	149,021	53,730
-200	261,970	99,763

	Change in Fair Value
	June 30, 2025	December 31, 2024
Basis point change scenario
+200	$(1,322,556)	$(1,102,784)
+100	(674,783)	(562,526)
-100	706,499	591,349
-200	1,447,507	1,209,383
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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of June 30, 2025 based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of June 30, 2025. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.
The carrying value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans at amortized cost, for which we have recorded an allowance as of June 30, 2025.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(125,466)	$125,466
Carrying value	(4,784)	4,784
Income (loss) before income taxes	(130,250)	130,250
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the six months ended June 30, 2025. As of June 30, 2025, gross derivative liability positions subject to master netting arrangements were $58,934. We had no gross derivative asset positions subject to master netting arrangements as of June 30, 2025.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of June 30, 2025, we had total borrowing capacity under loan warehouse facilities of $7.3 billion, of which $2.1 billion was utilized. Refer to Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
In the case of our call options on our common stock, if the capped call counterparties, which are financial institutions and initial purchasers of our convertible notes, are unable to meet their obligations under the contract, we may not be able to

SoFi Technologies, Inc.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are working to incorporate cryptocurrency and blockchain technology into our product offerings, which may subject us to laws and regulations relating to cryptocurrencies and blockchain technology in various jurisdictions where we conduct our business, and to other risks. Such laws and regulations can be complex, are subject to change, and complying with them across various jurisdictions imposes operational, time, and cost constraints on our business. Our actual or perceived failure to comply with such obligations or to address other risks related to these technologies could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities.
We may in the future offer cryptocurrency products and other products that utilize blockchain technology which could subject us to additional regulations, licensing requirements, or other obligations. Compliance with any such regulations, requirements, or obligations may be complex and costly. Cryptocurrencies are not considered legal tender, are not backed by most governments, and have experienced technological flaws and various law enforcement and regulatory interventions. In addition, in the U.S. and certain other jurisdictions, certain cryptocurrencies may be deemed to be securities and subject to the securities laws of the relevant jurisdictions. The rapidly evolving regulatory landscape with respect to cryptocurrencies may subject us to registrations, inquiries, or investigations from regulators and governmental authorities; require us to make product changes; restrict or discontinue product offerings; and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines or reputational harm, be forced to cease offering cryptocurrency products, and other consequences, including significant financial losses.
Cryptocurrencies have in the past and may in the future experience periods of extreme price volatility. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrencies could expose us to litigation, regulatory action and possible liability, and have an adverse effect on our business.
As we enter into and expand our cryptocurrency product and service offerings, the risks associated with failing to safeguard and manage cryptocurrencies we hold or our custodians hold or service providers transfer on behalf of our customers may increase. In addition, a number of errors could occur in the process of depositing or withdrawing cryptocurrencies such as typos, mistakes or failure to include information required by the blockchain network, or any other internal failures or deficiencies in our own systems or those of any custodian or other third party provider we may use, could, in each case, materially and adversely affect our operations. In addition, cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking or other malicious activities. Failures in internal controls or key management practices, whether by us or a service provider, could lead to irreversible asset loss or unauthorized transfers. Defaults by counterparties or systemic stress in crypto-asset markets may also pose significant liquidity, settlement, or valuation risks. Any such failure or event could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our services, and result in significant penalties and fines and additional restrictions.
In addition, we may rely on third parties for certain aspects of cryptocurrency offerings and reliance on third parties involves risks. For example, inappropriate access to, theft, destruction or other loss of cryptocurrency assets held by any custodian we may use, insufficient insurance coverage by us or any such custodian to reimburse us for all such losses, such custodian’s failure to maintain effective controls over the custody and settlement services provided to us, such custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by counterparty financial institutions, could materially and adversely affect our financial performance and significantly harm our business.

SoFi Technologies, Inc.

In addition, we plan to integrate blockchain technology from a third party provider into certain of our products. Any number of technical changes, software upgrades, cybersecurity incidents or other changes to the underlying blockchain networks might occur from time to time, causing incompatibility, technical issues, disruptions or security weaknesses to our products. If we or our third party provider are unable to identify, troubleshoot and resolve any such issues successfully, we might no longer be able to support such products, our customers’ assets might be frozen or lost, the security of our products might be compromised and our platforms and technical infrastructure might be affected, all of which could cause revenue to decline and expose us to potential liability for customer losses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On June 2, 2025, Jeremy Rishel, Chief Technology Officer, adopted a trading arrangement during an open trading window for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Rishel’s Rule 10b5-1 Trading Plan, which has a term ending on June 30, 2026, provides for the sale of up to 815,253 shares of common stock pursuant to one or more market or limit orders.
On June 10, 2025, Arun Pinto, Chief Risk Officer, adopted a Rule 10b5-1 Trading Plan during an open trading window for the sale of the Company’s common stock. Mr. Pinto’s Rule 10b5-1 Trading Plan, which has a term ending on May 29, 2026, provides for the sale of up to 60,057 shares of common stock pursuant to one or more market or limit orders.
During the three months ended June 30, 2025, no other Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

SoFi Technologies, Inc.

Item 6. Exhibits

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit Number Reference

10.1†	Offer Letter, dated as of November 2, 2023, by and between Social Finance, Inc. and Arun Pinto	10-Q	001-39606	May 6, 2025	10.1
10.2†	Offer Letter, dated as of July 8, 2024, by and between SoFi Technologies, Inc. and Eric Schuppenhauer	10-Q	001-39606	May 6, 2025	10.2
10.3†	Offer Letter, dated as of February 29, 2024, by and between Social Finance, LLC and Stephen Simcock	10-Q	001-39606	May 6, 2025	10.3
10.4†	Form of Performance Stock Unit Award Agreement Under the Amended and Restated 2021 Stock Option and Incentive Plan for SoFi Technologies, Inc. - Executive Staff	8-K	001-39606	March 27, 2025	99.1
10.5†	Form of Performance Stock Unit Award Agreement Under the Amended and Restated 2021 Stock Option and Incentive Plan for SoFi Technologies, Inc. - CEO and CFO	8-K	001-39606	March 27, 2025	99.2
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.
(Registrant)

Date:	August 7, 2025	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer