Form 10-Q
period 2025-09-30
SoFi Technologies, Inc.
filed 2025-11-06
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 31, 2025 was 1,205,903,044 shares.

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
•our ability to develop new products and services (including our cryptocurrency and blockchain innovations), features and functionality that are competitive and meet market needs;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$3,246,351	$2,538,293
Restricted cash and restricted cash equivalents	500,096	171,067
Investment securities (includes available-for-sale securities of $2,393,242 and $1,804,043 at fair value with associated amortized cost of $2,375,811 and $1,807,686, as of September 30, 2025 and December 31, 2024, respectively)	2,512,437	1,895,689
Loans held for sale (includes $21.5 billion and $17.7 billion at fair value, as of September 30, 2025 and December 31, 2024, respectively)	21,587,350	17,684,892
Loans held for investment, at fair value	11,827,987	8,597,368
Loans held for investment, at amortized cost (less allowance for credit losses of $50,634 and $46,684, as of September 30, 2025 and December 31, 2024, respectively)	1,483,950	1,246,458
Servicing rights	383,526	342,128
Property, equipment and software	386,629	287,869
Goodwill	1,393,505	1,393,505
Intangible assets	247,845	297,794
Operating lease right-of-use assets	79,419	81,219
Other assets (less allowance for credit losses of $3,120 and $2,444, as of September 30, 2025 and December 31, 2024, respectively)	1,644,355	1,714,669
Total assets	$45,293,450	$36,250,951
Liabilities and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$32,805,663	$25,861,400
Noninterest-bearing deposits	140,736	116,804
Total deposits	32,946,399	25,978,204
Accounts payable, accruals and other liabilities	759,612	556,923
Operating lease liabilities	93,004	97,389
Debt	2,713,942	3,092,692
Residual interests classified as debt	530	609
Total liabilities	36,513,487	29,725,817
Commitments, guarantees, concentrations and contingencies (Note 14)
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,204,569,655 and 1,095,357,781 shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively(1)	120	109
Additional paid-in capital	9,768,122	7,838,988
Accumulated other comprehensive income (loss)	9,548	(8,365)
Accumulated deficit	(997,827)	(1,305,598)
Total permanent equity	8,779,963	6,525,134
Total liabilities and permanent equity	$45,293,450	$36,250,951
______________
(1)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of September 30, 2025 and December 31, 2024. See Note 9. Equity for additional information.

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

	September 30, 2025	December 31, 2024
Assets
Restricted cash and restricted cash equivalents	$2,098	$20,719
Loans held for sale, at fair value	—	171,421
Loans held for investment, at fair value	69,333	80,812
Total assets	$71,431	$272,952
Liabilities
Accounts payable, accruals and other liabilities	$91	$117
Debt	56,905	80,878
Residual interests classified as debt	530	609
Total liabilities	$57,526	$81,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In Thousands, Except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Loans and securitizations	$830,156	$671,976	$2,281,894	$1,913,265
Other	61,405	51,398	165,884	150,615
Total interest income	891,561	723,374	2,447,778	2,063,880
Interest expense
Securitizations and warehouses	29,849	31,093	87,643	89,376
Deposits	264,901	248,292	723,532	691,558
Corporate borrowings	11,595	12,871	34,527	36,307
Other	102	108	399	327
Total interest expense	306,447	292,364	846,101	817,568
Net interest income	585,114	431,010	1,601,677	1,246,312
Noninterest income
Loan origination, sales, securitizations and servicing	65,431	80,012	189,091	205,517
Technology products and solutions	89,707	90,896	266,940	262,434
Loan platform fees	164,897	55,641	385,052	78,373
Other	56,451	39,562	145,543	148,098
Total noninterest income	376,486	266,111	986,626	694,422
Total net revenue	961,600	697,121	2,588,303	1,940,734
Provision for credit losses	9,199	6,013	24,912	24,835
Noninterest expense
Technology and product development	167,144	139,714	475,496	402,801
Sales and marketing	286,878	214,904	789,798	567,032
Cost of operations	161,423	123,714	447,380	333,478
General and administrative	188,405	148,921	510,192	439,167
Total noninterest expense	803,850	627,253	2,222,866	1,742,478
Income before income taxes	148,551	63,855	340,525	173,421
Income tax expense	(9,159)	(3,110)	(32,754)	(7,229)
Net income	$139,392	$60,745	$307,771	$166,192
Other comprehensive income
Unrealized gains on available-for-sale securities, net	6,183	9,029	18,973	9,070
Foreign currency translation adjustments, net	(228)	563	(1,060)	248
Total other comprehensive income	5,955	9,592	17,913	9,318
Comprehensive income	$145,347	$70,337	$325,684	$175,510
Earnings per share (Note 15)
Earnings per share – basic	$0.12	$0.06	$0.27	$0.14
Earnings per share – diluted	$0.11	$0.05	$0.25	$0.08
Weighted average common stock outstanding – basic	1,171,205	1,071,160	1,125,670	1,037,579
Weighted average common stock outstanding – diluted	1,291,011	1,104,450	1,220,053	1,078,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Temporary Equity and Permanent Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Permanent Equity
	Shares	Amount
Balance at June 30, 2025	1,113,442,968	$111	$7,994,095	$3,593	$(1,137,219)	$6,860,580
Share-based compensation expense	—	—	79,416	—	—	79,416
Vesting of RSUs	7,897,490	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(375,786)	—	(9,958)	—	—	(9,958)
Exercise of common stock options	871,166	—	5,852	—	—	5,852
Issuance of common stock	82,733,817	8	1,698,718	—	—	1,698,726
Net income	—	—	—	—	139,392	139,392
Other comprehensive income, net of taxes	—	—	—	5,955	—	5,955
Balance at September 30, 2025	1,204,569,655	$120	$9,768,122	$9,548	$(997,827)	$8,779,963

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity
	Shares	Amount
Balance at January 1, 2025	1,095,357,781	$109	$7,838,988	$(8,365)	$(1,305,598)	$6,525,134
Share-based compensation expense	—	—	231,857	—	—	231,857
Vesting of RSUs	25,674,338	3	(3)	—	—	—
Stock withheld related to taxes on vested RSUs	(1,173,125)	—	(19,849)	—	—	(19,849)
Exercise of common stock options	1,004,945	—	6,647	—	—	6,647
Issuance of common stock	82,733,817	8	1,698,718	—	—	1,698,726
Employee stock purchase plan	971,899	—	11,764	—	—	11,764
Net income	—	—	—	—	307,771	307,771
Other comprehensive income, net of taxes	—	—	—	17,913	—	17,913
Balance at September 30, 2025	1,204,569,655	$120	$9,768,122	$9,548	$(997,827)	$8,779,963
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$307,771	$166,192
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	193,481	179,785
Depreciation and amortization	171,271	149,953
Deferred debt issuance and discount expense	8,367	10,821
Gain on extinguishment of convertible debt	—	(62,517)
Provision for credit losses	24,912	24,835
Deferred income taxes	26,558	(2,934)
Fair value changes in loans held for investment	(270,698)	(149,474)
Fair value changes in securitization investments	(1,582)	(3,311)
Other	9,396	1,727
Changes in loans held for sale, net	(3,982,094)	(1,959,781)
Changes in accrued interest on loans	(20,838)	(6,164)
Changes in loans previously classified as held for sale, net	673,997	983,783
Changes in servicing assets	(41,397)	(115,658)
Changes in other assets	(21,215)	(166,555)
Changes in other liabilities	170,791	29,594
Net cash used in operating activities	$(2,751,280)	$(919,704)
Investing activities
Purchases of property, equipment and software	$(176,047)	$(112,002)
Capitalized software development costs	(7,351)	(7,384)
Purchases of available-for-sale investments	(1,124,421)	(1,659,296)
Proceeds from sales of available-for-sale investments	249,488	164,623
Proceeds from maturities and paydowns of available-for-sale investments	339,013	616,451
Purchases of loans held for investment	(1,439,681)	—
Proceeds from sales of loans held for investment	392,607	434,483
Other changes in loans held for investment, net	(2,859,336)	(3,029,395)
Proceeds from securitization investments	49,406	69,455
Proceeds from non-securitization investments	16,334	3,579
Purchases of non-securitization investments	(62,167)	(20,620)
Net cash used in investing activities	$(4,622,155)	$(3,540,106)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Financing activities
Net change in deposits	$7,101,294	$5,654,019
Proceeds from issuance of common stock	1,700,345	—
Payment of common stock issuance costs	(1,620)	—
Net change in debt facilities	(359,368)	(1,906,888)
Proceeds from other debt issuances	—	845,250
Repayment of other debt	(25,058)	(340,104)
Payment of debt issuance costs	(2,006)	(5,895)
Purchase of capped calls	—	(90,649)
Unwind of capped calls	—	10,180
Taxes paid related to net share settlement of share-based awards	(19,849)	(12,641)
Proceeds from stock option exercises	6,647	770
Proceeds from issuance of common stock under the ESPP	11,764	—
Payment of redeemable preferred stock dividends	—	(16,503)
Redemption of Series 1 preferred stock	—	(323,400)
Finance lease principal payments	(567)	(396)
Net cash provided by financing activities	$8,411,582	$3,813,743
Effect of exchange rates on cash and cash equivalents	(1,060)	248
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,037,087	$(645,819)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,709,360	3,615,578
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,746,447	$2,969,759

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$3,246,351	$2,354,965
Restricted cash and restricted cash equivalents	500,096	614,794
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,746,447	$2,969,759

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$337,215	$133,104
Share-based compensation capitalized related to internally-developed software	38,376	29,297
Extinguishment of convertible notes by issuance of common stock	—	677,147
Available-for-sale securities sold but unpaid	—	21,266

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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 24, 2025 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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
Recent Accounting Standards Issued, But Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The ASU improves income tax disclosures primarily related to enhancements of the rate reconciliation and income taxes paid information. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The standard should be applied on a prospective basis with the option to apply the standard retrospectively. The updated guidance is not expected to have a material impact to our condensed consolidated financial statements.
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
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides an optional practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The standard is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The standard should be applied on a prospective basis. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software. The ASU amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The standard can be applied on a prospective, modified transition or retrospective basis. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$18,007	$13,283	$60,255	$35,865
Referrals, other(2)	3,695	1,960	8,813	5,732
Interchange(2)	29,089	18,771	78,403	45,230
Brokerage(2)	12,257	5,651	26,784	15,645
Other(2)(3)	4,107	565	8,004	2,146
Total financial services	67,155	40,230	182,259	104,618
Technology Platform
Technology services	88,023	89,432	263,585	259,551
Other(3)	1,613	1,563	3,219	3,447
Total technology platform(4)	89,636	90,995	266,804	262,998
Total revenue from contracts with customers	156,791	131,225	449,063	367,616
Other sources of revenue
Loan origination, sales, securitizations and servicing	65,431	80,012	189,091	205,517
Loan platform business, other(1)	146,890	42,358	324,797	42,508
Other(5)	7,374	12,516	23,675	78,781
Total other sources of revenue	219,695	134,886	537,563	326,806
Total noninterest income	$376,486	$266,111	$986,626	$694,422
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
(4) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive income. Related to these technology platform services, we had deferred revenue of $8,597 and $7,474 as of September 30, 2025 and December 31, 2024, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $2,319 and $1,924 during the three months ended September 30, 2025 and 2024, respectively, and $7,223 and $4,310 during the nine months ended September 30, 2025 and 2024, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income.
(5) Includes gain on extinguishment of convertible debt of $3,323 and $62,517 during the three and nine months ended September 30, 2024, respectively.
Contract Balances
As of September 30, 2025 and December 31, 2024, accounts receivable, net associated with revenue from contracts with customers was $75,430 and $61,569, respectively, reported within other assets in the condensed consolidated balance sheets.
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
During the three months ended September 30, 2025 and 2024, we recognized associated amortization expense of $14,847 and $6,564, respectively. During the nine months ended September 30, 2025 and 2024, we recognized associated amortization expense of $37,650 and $14,117, respectively.

Note 3. Loans

As of September 30, 2025, our loan portfolio consisted of (i) loans held for sale, including personal loans, which are measured at fair value under the fair value option or at lower of cost or market, and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	September 30, 2025	December 31, 2024
Loans held for sale
At fair value
Personal loans(1)	$20,715,617	$17,532,396
Home loans	756,717	152,496
Total loans held for sale, at fair value	21,472,334	17,684,892
At lower of cost or market
Personal loans(2)	115,016	—
Total loans held for sale, at lower of cost or market	115,016	—
Total loans held for sale	21,587,350	17,684,892
Loans held for investment
Student loans(3)	11,827,987	8,597,368
Total loans held for investment, at fair value	11,827,987	8,597,368
Secured loans	913,410	806,441
Credit card	407,309	289,159
Commercial and consumer banking:
Commercial real estate	148,816	136,474
Commercial and industrial	4,156	4,986
Residential real estate and other consumer	10,259	9,398
Total commercial and consumer banking	163,231	150,858
Total loans held for investment, at amortized cost(4)	1,483,950	1,246,458
Total loans held for investment	13,311,937	9,843,826
Total loans	$34,899,287	$27,528,718
_____________________
(1) There were no personal loans in consolidated VIEs as of September 30, 2025. Includes $171,421 of personal loans in consolidated VIEs as of December 31, 2024.
(2) Includes loans originated as part of the loan platform business on behalf of third party partners.
(3) Includes $4,733,794 and $2,034,559 of student loans covered by financial guarantees, and $69,333 and $80,812 of student loans in consolidated VIEs as of September 30, 2025 and December 31, 2024, respectively.
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

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2025
Unpaid principal balance	$19,456,198	$11,143,322	$713,727	$31,313,247
Accumulated interest	141,384	49,228	2,730	193,342
Cumulative fair value adjustments	1,118,035	635,437	40,260	1,793,732
Total fair value of loans(1)	$20,715,617	$11,827,987	$756,717	$33,300,321
December 31, 2024
Unpaid principal balance	$16,589,623	$8,215,629	$149,862	$24,955,114
Accumulated interest	128,733	44,603	260	173,596
Cumulative fair value adjustments	814,040	337,136	2,374	1,153,550
Total fair value of loans(1)	$17,532,396	$8,597,368	$152,496	$26,282,260
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

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2025
Unpaid principal balance	$82,711	$15,178	$302	$98,191
Accumulated interest	4,127	250	10	4,387
Cumulative fair value adjustments(1)	(68,005)	(10,460)	(38)	(78,503)
Fair value of loans 90 days or more delinquent (2)	$18,833	$4,968	$274	$24,075
December 31, 2024
Unpaid principal balance	$91,477	$9,578	$339	$101,394
Accumulated interest	4,400	168	1	4,569
Cumulative fair value adjustments(1)	(75,390)	(6,760)	(22)	(82,172)
Fair value of loans 90 days or more delinquent (2)	$20,487	$2,986	$318	$23,791
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. As such, the $78.5 million fair value adjustment as of September 30, 2025 has been recorded in noninterest income—loan origination, sales, securitizations and servicing in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
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
The following table summarizes our loan securitization transfers, other than those related to our Loan Platform Business, that qualified for sale accounting treatment. There were no such loan securitization transfers qualifying for sale accounting treatment during the three months and nine months ended September 30, 2025, as well as during the three months ended September 30, 2024.

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
During the nine months ended September 30, 2025 we had deconsolidation of debt on personal loans of $13.2 million, and during the nine months ended September 30, 2024 we had deconsolidation of debt on student loans of $98.0 million. We did not have any deconsolidation of debt during the three months ended September 30, 2025 and September 30, 2024. For all periods, the impact on earnings from these deconsolidations was immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our current whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$175,586	$374,818	$1,488,934	$2,011,381
Receivable	—	2,252	—	5,288
Servicing assets recognized	11,340	22,290	91,782	126,311
Repurchase liabilities recognized	(402)	(1,275)	(2,202)	(7,256)
Total consideration	186,524	398,085	1,578,514	2,135,724
Aggregate unpaid principal balance and accrued interest of loans sold	175,761	377,257	1,489,459	2,016,721
Realized gain	$10,763	$20,828	$89,055	$119,003
Student loans
Fair value of consideration received:
Cash	$405,538	$—	$405,538	$310,331
Servicing assets recognized	11,221	—	11,221	8,249
Repurchase liabilities recognized	(38)	—	(38)	(46)
Total consideration	416,721	—	416,721	318,534
Aggregate unpaid principal balance and accrued interest of loans sold	393,579	—	393,579	303,578
Realized gain	$23,142	$—	$23,142	$14,956
Home loans
Fair value of consideration received:
Cash	$596,969	$513,487	$1,715,820	$1,243,195
Servicing assets recognized	4,968	4,430	11,984	10,652
Repurchase liabilities recognized	(992)	(890)	(3,135)	(2,029)
Total consideration	600,945	517,027	1,724,669	1,251,818
Aggregate unpaid principal balance and accrued interest of loans sold	585,131	504,694	1,686,995	1,230,251
Realized gain	$15,814	$12,333	$37,674	$21,567
The following table summarizes our delinquent whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$7,199	$6,481	$21,599	$17,030
Servicing assets recognized	6,298	5,676	18,908	13,960
Repurchase liabilities recognized	(99)	(24)	(270)	(77)
Total consideration	13,398	12,133	40,237	30,913
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	94,636	85,363	284,168	225,224
Realized loss	$(81,238)	$(73,230)	$(243,931)	$(194,311)
__________________
(1) During the three and nine months ended September 30, 2025, includes $90.0 million and $270.0 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. During the three and nine months ended

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
September 30, 2024, includes $81.0 million and $212.9 million of aggregate unpaid principal balance sold, respectively, related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the three and nine months ended September 30, 2025 $62.4 million and $189.1 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2024 $50.3 million and $140.6 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of September 30, 2025 and 2024, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
The following table summarizes loans originated and subsequently sold as part of our Loan Platform Business, which are loans that we originate on behalf of a third party for which we receive a fee.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$3,361,315	$1,021,906	$7,278,568	$1,024,408
Servicing assets recognized	25,024	7,268	53,657	7,295
Repurchase liabilities recognized	(3,466)	(405)	(6,683)	(407)
Total consideration	3,382,873	1,028,769	7,325,542	1,031,296
Aggregate carrying amount and accrued interest of loans sold(1)	3,236,745	986,411	7,010,167	988,788
Loan fees, net(2)	121,104	35,090	261,718	35,213
Servicing assets recognized	25,024	7,268	53,657	7,295
Loan platform fees recognized(3)	$146,128	$42,358	$315,375	$42,508
_____________________
(1)Includes unpaid principal balance of $3.3 billion and $7.1 billion for the three and nine months ended September 30, 2025, respectively and $1.0 billion for the three and nine months ended September 30, 2024.
(2)Represents loan platform fees earned less the repurchase liabilities recognized at the time of sale.
(3)Recorded in noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
The following table summarizes the results of the transfer related to the portion of personal loans that we contributed as part of a securitization that qualified for sale accounting treatment, which related to incremental loans originated and subsequently sold as part of our Loan Platform Business. There were no loan securitization transfers related to our Loan Platform Business qualifying for sale accounting treatment during the three and nine months ended September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Personal loans
Fair value of consideration received:
Cash(1)	$152	$(474)
Securitization investments retained(2)	25,706	103,180
Servicing assets recognized	188	741
Repurchase liabilities recognized	(25)	(90)
Total consideration	26,021	103,357
Aggregate carrying amount and accrued interest of loans sold(3)	25,195	100,067
Gain from loan sales(4)	$826	$3,290
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(3)Includes unpaid principal balance of $25.6 million and $101.5 million for the three and nine months ended September 30, 2025, respectively.
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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
September 30, 2025
Loans in delinquency (30+ days past due)	$195,043	$39,319	$48,608	$282,970
Total loans in delinquency	315,757	71,691	48,608	436,056
Total transferred loans serviced(1)	11,238,254	3,453,952	6,756,456	21,448,662
December 31, 2024
Loans in delinquency (30+ days past due)	$109,169	$67,234	$35,910	$212,313
Total loans in delinquency	168,403	129,317	35,910	333,630
Total transferred loans serviced(1)	6,060,329	5,230,303	6,234,859	17,525,491
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personal loans
Servicing fees collected from transferred loans	$23,630	$25,384	$60,539	$51,499
Charge-offs, net of recoveries, of transferred loans	173,532	93,159	452,389	266,332
Student loans
Servicing fees collected from transferred loans	4,662	5,862	14,330	17,983
Charge-offs, net of recoveries, of transferred loans	9,658	7,394	33,449	29,370
Home loans
Servicing fees collected from transferred loans	4,975	4,411	13,581	12,682
Total
Servicing fees collected from transferred loans	$33,267	$35,657	$88,450	$82,164
Charge-offs, net of recoveries, of transferred loans	183,190	100,553	485,838	295,702

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
September 30, 2025
Secured loans	$911,900	$—	$—	$—	$—	$911,900
Credit card	428,843	3,843	3,153	7,557	14,553	443,396
Commercial and consumer banking:
Commercial real estate	149,450	631	—	—	631	150,081
Commercial and industrial	4,066	84	—	73	157	4,223
Residential real estate and other consumer(3)	10,320	—	—	—	—	10,320
Total commercial and consumer banking	163,836	715	—	73	788	164,624
Total loans	$1,504,579	$4,558	$3,153	$7,630	$15,341	$1,519,920
December 31, 2024
Secured loans	$804,800	$—	$—	$—	$—	$804,800
Credit card	312,676	3,429	3,311	9,056	15,796	328,472
Commercial and consumer banking:
Commercial real estate	138,172	—	—	—	—	138,172
Commercial and industrial	4,831	—	188	77	265	5,096
Residential real estate and other consumer(3)	9,370	—	—	—	—	9,370
Total commercial and consumer banking	152,373	—	188	77	265	152,638
Total loans	$1,269,849	$3,429	$3,499	$9,133	$16,061	$1,285,910
______________
(1)Generally, all of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, credit card and commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $48,653 and $44,350 as of September 30, 2025 and December 31, 2024, respectively, and accrued interest of $4,256 and $4,125, respectively. For secured loans, the balance is presented before accrued interest of $1,510 and $1,641 as of September 30, 2025 and December 31, 2024, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,981 and $2,334 as of September 30, 2025 and December 31, 2024, respectively, and accrued interest of $588 and $554, respectively.
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

FICO	September 30, 2025	December 31, 2024
≥ 800	$43,523	$38,076
780 – 799	25,058	24,566
760 – 779	28,156	24,533
740 – 759	32,025	26,321
720 – 739	44,132	30,215
700 – 719	54,560	36,050
680 – 699	57,625	37,994
660 – 679	47,458	30,504
640 – 659	33,471	21,206
620 – 639	21,701	14,098
600 – 619	14,194	9,393
≤ 599	41,493	35,516
Total credit card	$443,396	$328,472
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$20,532	$33,898	$18,861	$28,170	$7,002	$24,101	$132,564	$164
Watch	—	—	5,158	3,973	—	2,168	11,299	—
Special mention	—	1,671	—	1,083	—	711	3,465	—
Substandard	—	—	—	—	—	2,589	2,589	—
Total commercial real estate	20,532	35,569	24,019	33,226	7,002	29,569	149,917	164
Commercial and industrial
Pass	—	129	45	—	—	2,806	2,980	1,070
Substandard	—	—	—	—	—	173	173	—
Total commercial and industrial	—	129	45	—	—	2,979	3,153	1,070
Residential real estate and other consumer
Pass	—	—	—	—	—	3,857	3,857	4,374
Watch	40	—	—	—	—	—	40	2,049
Total residential real estate and other consumer	40	—	—	—	—	3,857	3,897	6,423
Total commercial and consumer banking	$20,572	$35,698	$24,064	$33,226	$7,002	$36,405	$156,967	$7,657

Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans was $911.9 million and $804.8 million as of September 30, 2025 and December 31, 2024, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the majority of which have a term of 7 years or less. Our secured loans were originated in 2023, 2024 and 2025, are all current and there have been no charge-offs since origination.
We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of September 30, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended September 30, 2025
Balance at June 30, 2025	$45,515	$2,323	$3,178
Provision for credit losses(2)	9,536	(337)	53
Net charge-offs(3)	(6,398)	(5)	(111)
Balance at September 30, 2025	$48,653	$1,981	$3,120
Three Months Ended September 30, 2024
Balance at June 30, 2024	$49,406	$2,502	$1,509
Provision for credit losses(2)	6,126	(113)	1,057
Net (charge-offs) recoveries(3)	(9,481)	(21)	85
Balance at September 30, 2024	$46,051	$2,368	$2,651
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$44,350	$2,334	$2,444
Provision for credit losses(2)	25,256	(344)	820
Net charge-offs(3)	(20,953)	(9)	(144)
Balance at September 30, 2025	$48,653	$1,981	$3,120
Nine Months Ended September 30, 2024
Balance at December 31, 2023	$52,385	$2,310	$1,837
Provision for credit losses(2)	24,727	108	3,850
Net charge-offs(3)	(31,061)	(50)	(3,036)
Balance at September 30, 2024	$46,051	$2,368	$2,651
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
(3)During the three and nine months ended September 30, 2025, recoveries of amounts previously reserved related to credit cards were $1,079 and $2,648 , respectively. During the three and nine months ended September 30, 2024, recoveries of amounts previously reserved related to credit cards were $1,252 and $3,471, respectively. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2025, recoveries of amounts previously reserved related to accounts receivable were $126 and $482, respectively. During the three and nine months ended September 30, 2024, recoveries of amounts previously reserved related to accounts receivable were $45 and $1,083, respectively.

Credit card: During the three and nine months ended September 30, 2025, accrued interest receivables written off by reversing interest income were $1.5 million and $4.9 million, respectively. During the three and nine months ended September 30, 2024, accrued interest receivables written off by reversing interest income were $2.2 million and $7.1 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 5. Investment Securities

The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
September 30, 2025
U.S. Treasury securities	$228,337	$452	$1,103	$(465)	$229,427
Agency mortgage-backed securities	2,117,173	4,374	13,476	(1,468)	2,133,555
Corporate bonds	1,250	27	—	(3)	1,274
Asset-backed bonds(2)	23,494	99	52	—	23,645
Residual investments(2)	4,607	43	—	(132)	4,518
Other(3)	950	3	—	(130)	823
Total investments in AFS debt securities	$2,375,811	$4,998	$14,631	$(2,198)	$2,393,242
December 31, 2024
U.S. Treasury securities	$277,555	$2,622	$77	$(6,602)	$273,652
Agency mortgage-backed securities	1,525,913	3,048	3,522	(6,089)	1,526,394
Corporate bonds	3,272	39	—	(94)	3,217
Other(3)	946	8	—	(174)	780
Total investments in AFS debt securities	$1,807,686	$5,717	$3,599	$(12,959)	$1,804,043
_____________________
(1) As of September 30, 2025 and December 31, 2024, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 99% and approximately 100% of the amortized cost basis of our investments as of September 30, 2025 and December 31, 2024, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary, classified as AFS debt securities. See Note 6. Securitization and Variable Interest Entities for additional information.
(3) Includes state municipal bond securities.
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
U.S. Treasury securities	$49,482	$(452)	$5,243	$(13)	$54,725	$(465)
Agency mortgage-backed securities	203,610	(438)	90,603	(1,030)	294,213	(1,468)
Corporate bonds	—	—	252	(3)	252	(3)
Residual investments	4,518	(132)	—	—	4,518	(132)
Other	—	—	823	(130)	823	(130)
Total investments in AFS debt securities	$257,610	$(1,022)	$96,921	$(1,176)	$354,531	$(2,198)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
U.S. Treasury securities	$217,683	$(6,497)	$5,256	$(105)	$222,939	$(6,602)
Agency mortgage-backed securities	614,081	(5,499)	7,319	(590)	621,400	(6,089)
Corporate bonds	—	—	3,216	(94)	3,216	(94)
Other	—	—	780	(174)	780	(174)
Total investments in AFS debt securities	$831,764	$(11,996)	$16,571	$(963)	$848,335	$(12,959)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
September 30, 2025
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$6,196	$148,011	$74,130	$—	$228,337
Agency mortgage-backed securities	1	46,590	218	2,070,364	2,117,173
Corporate bonds	—	—	1,250	—	1,250
Asset-backed bonds	—	—	23,494	—	23,494
Residual investments	—	—	4,607	—	4,607
Other	—	—	950	—	950
Total investments in AFS debt securities	$6,197	$194,601	$104,649	$2,070,364	$2,375,811
Weighted average yield for investments in AFS debt securities(1)	2.27%	3.93%	4.59%	5.41%	5.24%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$6,184	$148,940	$73,851	$—	$228,975
Agency mortgage-backed securities	1	46,823	206	2,082,151	2,129,181
Corporate bonds	—	—	1,247	—	1,247
Asset-backed bonds	—	—	23,546	—	23,546
Residual investments	—	—	4,475	—	4,475
Other	—	—	820	—	820
Total investments in AFS debt securities	$6,185	$195,763	$104,145	$2,082,151	$2,388,244
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $4,998 as of September 30, 2025.
Gross realized gains and losses on our investments in AFS debt securities were $249 and $(54), respectively, during the three months ended September 30, 2025, and $3,142 and $(188), respectively, during the nine months ended September 30, 2025. Gross realized gains and losses on our investments in AFS debt securities were $4,205 and $(643), respectively, during the three months ended September 30, 2024, and $4,207 and $(682) during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2025 and 2024, there were no transfers between classifications of our investments in AFS debt securities. See Note 9. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

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
As of September 30, 2025 and December 31, 2024, we had one and four consolidated VIEs, respectively, on our condensed consolidated balance sheets. During the nine months ended September 30, 2025, we exercised a securitization clean up call related to three consolidated VIEs. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of September 30, 2025 and December 31, 2024. Intercompany balances are eliminated upon consolidation.
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
As of September 30, 2025 and December 31, 2024, we had investments in 24 and 23 nonconsolidated VIEs, respectively. During the nine months ended September 30, 2025, we established three nonconsolidated trusts and called two nonconsolidated trusts.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the carrying value of Company assets associated with these nonconsolidated VIEs as of the dates presented.

	September 30, 2025	December 31, 2024
Securitization investments	$147,358	$91,646
Secured loans	913,410	806,441
Servicing rights	82,434	100,839
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

	September 30, 2025	December 31, 2024
Personal loans	$117,944	$56,849
Student loans	29,414	34,797
Securitization investments(1)	$147,358	$91,646
_____________________
(1)As of September 30, 2025, includes $23.5 million and $4.6 million of asset-backed bonds and residual investments, respectively, classified as available for sale. See Note 5. Investment Securities for additional information.
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
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments, which are included in other assets and accounts payable, accruals and other liabilities, respectively, in the condensed consolidated balance sheets. Our investments were $37.7 million and $12.6 million as of September 30, 2025 and December 31, 2024, respectively. The unfunded commitments, included as part of our investments, were $32.0 million and $11.1 million as of September 30, 2025 and December 31, 2024, respectively, the majority of which are expected to be funded over the next 3 years.
The Company accounts for its LIHTC investments under the proportional amortization method. Under this method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The related tax credits and other benefits recognized, as well as the amortization of the related investments were immaterial for the three and nine months ended September 30, 2025. There were no tax credits and other benefits recognized, nor amortization of related investments for the three and nine months ended September 30, 2024.

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
The following table presents detail of our deposits:

	September 30, 2025	December 31, 2024
Savings deposits	$28,587,788	$22,838,858
Demand deposits	2,614,287	2,205,377
Time deposits(1)(2)	1,603,588	817,165
Total interest-bearing deposits	32,805,663	25,861,400
Noninterest-bearing deposits	140,736	116,804
Total deposits	$32,946,399	$25,978,204
_____________________
(1) As of September 30, 2025 and December 31, 2024, includes brokered deposits of $1,564,679 and $772,914, respectively, consisting of time deposits.
(2) As of September 30, 2025 and December 31, 2024, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $25,708 and $20,305, respectively.
As of September 30, 2025, future maturities of our total time deposits were as follows:

Remainder of 2025	$367,976
2026	1,235,262
2027	36
2028	169
2029	117
Thereafter	28
Total	$1,603,588

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 8. Debt

The following table summarizes the components of our debt:

	September 30, 2025					December 31, 2024
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$859,195	4.84% – 5.58%	June 2026 – March 2028	$3,700,000	$706,062	$205,367
Student loan warehouse facilities	217,834	4.74% – 5.78%	May 2026 – August 2028	3,480,000	187,673	1,044,682
Risk retention warehouse facilities(5)	15,923	5.74%	October 2027	100,000	3,780	6,834
Revolving credit facility(6)		5.73%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(7)		—%	October 2026		428,022	428,022
Convertible senior notes, due 2029(8)		1.25%	March 2029		862,500	862,500
Other financing(9)	143,032			206,991	—	—
Securitizations
Personal loan securitizations	—	—	—		—	14,377
Student loan securitizations	66,521	3.09% – 3.73%	August 2048		56,905	66,501
Total, before unamortized debt issuance costs, premiums and discounts					$2,730,942	$3,114,283
Less: unamortized debt issuance costs, premiums and discounts(10)					(17,000)	(21,591)
Total debt					$2,713,942	$3,092,692
_________________
(1)As of September 30, 2025, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of September 30, 2025. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of September 30, 2025 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 50 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts issued during the nine months ended September 30, 2025.
(5)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(6)As of September 30, 2025, $11.4 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 14. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three and nine months ended September 30, 2025, total interest expense on the convertible notes was $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2024, total interest expense on the convertible notes was $0.5 million and $2.2 million, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2025, the effective interest rate was 0.42% and 0.43%, respectively. For the three and nine months ended September 30, 2024, the effective interest rate was 0.43% and 0.44%, respectively. As of September 30, 2025 and December 31, 2024, unamortized debt discount and issuance costs were $1.9 million and $3.3 million, respectively, and the net carrying amount was $426.1 million and $424.7 million, respectively.
(8)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three and nine months ended September 30, 2025, total interest expense on the convertible notes was $3.8 million and $11.3 million, respectively, which was composed of $2.7 million and $8.1 million, respectively, of contractual interest expense and $1.1 million and $3.2 million, respectively, of amortization of discounts and issuance costs; and the effective interest rate was 1.73% and 1.75%, respectively. For the three and nine months ended September 30, 2024, total interest expense on the convertible notes was $3.8 million and $8.5 million, respectively, which was composed of $2.7 million and $6.0 million, respectively, of contractual interest expense and $1.1 million and $2.5 million, respectively, of amortization of

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
discounts and issuance costs; and the effective interest rate was 1.74% and 1.32%, respectively. As of September 30, 2025 and December 31, 2024, unamortized debt discount and issuance costs were $15.1 million and $18.3 million, respectively, and the net carrying amount was $847.4 million and $844.2 million, respectively.
(9)As of September 30, 2025, includes $63.8 million of loans and $79.2 million of investment securities pledged as collateral to secure $157.0 million of available borrowing capacity with the FHLB, of which $46.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 14. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
(10)As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs related to revolving debt of $1.1 million and $1.5 million, respectively, was reported in other assets in the condensed consolidated balance sheets.
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
As of September 30, 2025, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock.
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
Conversion
During the three months ended September 30, 2025, a conditional conversion feature of the 2029 convertible notes was met. Specifically, the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. As a result of this condition being met, the 2029 convertible notes are convertible, in whole or in part, at the option of the holders from October 1, 2025 to December 31, 2025. Through November 6, 2025, no holder elected to convert their notes. Whether the 2029 convertible notes will be convertible following December 31, 2025 will depend on the continued satisfaction of this conversion condition or another conversion condition in the future.
Material Changes to Debt Arrangements
During the nine months ended September 30, 2025, we opened one warehouse facility with a capacity of $450.0 million. We closed two warehouse facilities with an aggregate maximum available capacity of $250.0 million, and one warehouse facility matured.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of September 30, 2025, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

September 30, 2025
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
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of September 30, 2025, the Company had 1,204,569,655 shares of common stock and no shares of non-voting common stock issued and outstanding.
On July 31, 2025, the Company completed an underwritten public offering of 82,733,817 shares of common stock, at an offering price of $20.85 per share. The Company received net proceeds of $1.7 billion after deducting underwriting

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
discounts and offering costs. The Company used a portion of the proceeds to reduce its higher-cost debt and give the flexibility to pursue growth opportunities.
The Company reserved the following common stock for future issuance:

	September 30, 2025	December 31, 2024
Outstanding stock options, restricted stock units and performance stock units	80,955,256	89,282,474
Possible future issuance under stock plans	125,840,477	81,764,571
Conversion of convertible notes(1)	19,096,202	19,096,202
Total common stock reserved for future issuance	225,891,935	190,143,247
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible note principal at the conversion rate in effect at the balance sheet date. As of September 30, 2025, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock. The principal amount of the 2029 convertible notes is to be settled by paying or delivering cash. See Note 8. Debt for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the nine months ended September 30, 2025 and 2024.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended September 30, 2025
AOCI, beginning balance	$3,431	$162	$3,593
Other comprehensive income (loss) before reclassifications(1)	6,421	(228)	6,193
Amounts reclassified from AOCI into earnings	(238)	—	(238)
Net current-period other comprehensive income (loss)(2)	6,183	(228)	5,955
AOCI, ending balance	$9,614	$(66)	$9,548
Three Months Ended September 30, 2024
AOCI, beginning balance	$(2,160)	$677	$(1,483)
Other comprehensive income before reclassifications(1)	8,864	563	9,427
Amounts reclassified from AOCI into earnings	165	—	165
Net current-period other comprehensive income(2)	9,029	563	9,592
AOCI, ending balance	$6,869	$1,240	$8,109

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Nine Months Ended September 30, 2025
AOCI, beginning balance	$(9,359)	$994	$(8,365)
Other comprehensive income (loss) before reclassifications(1)	20,319	(1,060)	19,259
Amounts reclassified from AOCI into earnings	(1,346)	—	(1,346)
Net current-period other comprehensive income (loss)(2)	18,973	(1,060)	17,913
AOCI, ending balance	$9,614	$(66)	$9,548
Nine Months Ended September 30, 2024
AOCI, beginning balance	$(2,201)	$992	$(1,209)
Other comprehensive income before reclassifications(1)	8,905	248	9,153
Amounts reclassified from AOCI into earnings	165	—	165
Net current-period other comprehensive income(2)	9,070	248	9,318
AOCI, ending balance	$6,869	$1,240	$8,109
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
(2)There were no material tax impacts during any of the periods presented.

Note 10. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps(1)	$12,507	$(258,976)	$(189,801)	$9,685
Interest rate caps(1)	—	—	—	(3,263)
Home loan pipeline hedges(1)	(6,311)	(3,776)	(9,168)	(1,697)
Derivative contracts to manage future loan sale execution risk	6,196	(262,752)	(198,969)	4,725
Interest rate swaps(2)	66	(4,979)	(1,268)	2,571
IRLCs(1)	1,261	1,353	10,088	1,073
Interest rate caps(1)	—	—	—	3,276
Credit derivatives(3)	—	(6,956)	—	(6,956)
Third party warrants(4)	—	90	—	90
Total	$7,523	$(273,244)	$(190,149)	$4,779
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

	September 30, 2025		December 31, 2024
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$8,866	$(1,425)	$288,062	$—
Home loan pipeline hedges	1,394	(636)	928	(43)
Total, gross	10,260	(2,061)	288,990	(43)
Derivative netting	(2,061)	2,061	(43)	43
Total, net(1)	$8,199	$—	$288,947	$—
_____________________
(1) We did not have a cash collateral requirement related to these instruments as of September 30, 2025 and December 31, 2024.
The following table presents the notional amount of derivative contracts outstanding:

	September 30, 2025	December 31, 2024
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$17,582,689	$14,829,500
Home loan pipeline hedges	942,000	228,000
Interest rate swaps(1)	51,061	55,500
IRLCs(2)	609,563	216,707
Total	$19,185,313	$15,329,707
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 11. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	September 30, 2025				December 31, 2024
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$229,427	$—	$—	$229,427	$273,652	$—	$—	$273,652
Agency mortgage-backed securities(1)	—	2,133,555	—	2,133,555	—	1,526,394	—	1,526,394
Corporate bonds(1)	—	1,274	—	1,274	—	3,217	—	3,217
Other(1)	—	823	—	823	—	780	—	780
Asset-backed bonds(2)	—	115,394	—	115,394	—	66,252	—	66,252
Residual investments(2)	—	—	31,964	31,964	—	—	25,394	25,394
Investment securities(3)	229,427	2,251,046	31,964	2,512,437	273,652	1,596,643	25,394	1,895,689
Loans at fair value(4)	—	125,801	33,174,520	33,300,321	—	66,928	26,215,332	26,282,260
Servicing rights	—	—	383,526	383,526	—	—	342,128	342,128
Third party warrants(5)(6)	—	—	540	540	—	—	540	540
Derivative assets(5)(7)(8)	—	10,260	—	10,260	—	288,990	—	288,990
IRLCs(5)(9)	—	—	11,315	11,315	—	—	1,227	1,227
Student loan commitments(5)(9)	—	—	11,964	11,964	—	—	6,042	6,042
Total assets	$229,427	$2,387,107	$33,613,829	$36,230,363	$273,652	$1,952,561	$26,590,663	$28,816,876
Liabilities
Debt(10)	$—	$56,905	$—	$56,905	$—	$80,878	$—	$80,878
Residual interests classified as debt	—	—	530	530	—	—	609	609
Derivative liabilities(5)(7)(8)	—	2,061	—	2,061	—	43	—	43
Total liabilities	$—	$58,966	$530	$59,496	$—	$80,921	$609	$81,530
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of September 30, 2025 and December 31, 2024, interest rate swaps and interest rate caps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.

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
(10)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of September 30, 2025 and December 31, 2024, the unpaid principal related to debt measured at fair value was $59,446 and $85,160, respectively. For the three and nine months ended September 30, 2025, gains from changes in fair value were immaterial. For the three and nine months ended September 30, 2024, losses from changes in fair value were $2,899 and $5,363, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three and nine months ended September 30, 2025 and 2024.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at
	June 30, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2025
Assets
Personal loans	$19,603,937	$(89,669)	$12,418	$(265,004)	$4,118,992	$(2,664,165)	$(892)	$20,715,617
Student loans	10,741,641	20,061	540,798	(376,545)	1,491,724	(590,472)	780	11,827,987
Home loans	259,361	25,439	—	—	352,253	(6,137)	—	630,916
Loans at fair value(1)	30,604,939	(44,169)	553,216	(641,549)	5,962,969	(3,260,774)	(112)	33,174,520
Servicing rights(2)	375,006	(7,465)	2,350	(5,220)	59,039	(40,184)	—	383,526
Residual investments(3)	31,230	163	2,411	—	—	(1,840)	—	31,964
IRLCs(4)	10,054	11,315	—	—	—	(10,054)	—	11,315
Student loan commitments(4)	1,138	11,964	—	—	—	(1,138)	—	11,964
Third party warrants(5)	540	—	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(554)	(15)	—	—	—	39	—	(530)
Net impact on earnings		$(28,207)

	Fair Value at							Fair Value at
	January 1, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2025
Assets
Personal loans	$17,532,396	$(173,524)	$17,348	$(1,750,423)	$12,615,833	$(7,524,095)	$(1,918)	$20,715,617
Student loans	8,597,368	245,991	1,439,768	(376,545)	3,676,513	(1,757,484)	2,376	11,827,987
Home loans	85,568	38,869	—	(266,469)	785,478	(12,530)	—	630,916
Loans at fair value(1)	26,215,332	111,336	1,457,116	(2,393,437)	17,077,824	(9,294,109)	458	33,174,520
Servicing rights(2)	342,128	(23,316)	9,560	(13,001)	188,293	(120,138)	—	383,526
Residual investments(3)	25,394	1,498	10,493	(313)	—	(5,108)	—	31,964
IRLCs(4)	1,227	29,443	—	—	—	(19,355)	—	11,315
Student loan commitments(4)	6,042	13,573	—	—	—	(7,651)	—	11,964
Third party warrants(5)	540	—	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(609)	(62)	—	—	—	141	—	(530)
Net impact on earnings		$132,472

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
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included elective repurchases of $483.3 million and $1,288.2 million during the three and nine months ended September 30, 2025, respectively, and securitization clean-up calls of $57.5 million and $151.6 million during the three and nine months ended September 30, 2025, respectively. Purchase activity included elective repurchases of $2.0 million and $18.5 million during the three and nine months ended September 30, 2024, respectively. There were no securitization clean-up calls during the September 30, 2024 periods. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, securitizations and servicing, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income.
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
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $(623) and $113,130 during the three and nine months ended September 30, 2025, respectively, and $27,271 and $85,485 during the three and nine months ended September 30, 2024, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	September 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	22.4% – 29.9%	26.90%	20.9% – 32.2%	26.01%
Annual default rate	3.7% – 35.7%	4.33%	4.4% – 51.2%	4.55%
Discount rate	4.5% – 6.8%	4.55%	5.3% – 7.4%	5.29%
Student loans
Conditional prepayment rate	9.6% – 12.9%	11.27%	8.6% – 11.9%	10.95%
Annual default rate	0.3% – 6.7%	0.67%	0.4% – 7.1%	0.73%
Discount rate	3.7% – 8.2%	3.90%	4.2% – 8.2%	4.40%
Home loans
Conditional prepayment rate	6.9% – 23.4%	15.71%	6.7% – 23.6%	14.77%
Annual default rate	0.1% – 8.0%	0.77%	0.1% – 3.5%	0.56%
Discount rate	5.5% – 6.1%	5.76%	5.0% – 9.2%	7.47%
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	September 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.1% – 1.3%	0.2%	0.1% – 1.6%	0.2%
Conditional prepayment rate	16.1% – 40.6%	25.0%	7.5% – 36.7%	25.4%
Annual default rate	3.5% – 45.0%	5.1%	3.0% – 18.0%	4.5%
Discount rate	8.5% – 19.1%	9.9%	8.5% – 18.5%	9.4%
Student loans
Market servicing costs	0.1% – 0.3%	0.2%	0.1% – 0.3%	0.1%
Conditional prepayment rate	9.2% – 21.5%	12.5%	7.6% – 18.1%	11.9%
Annual default rate	0.3% – 3.7%	0.9%	0.3% – 3.7%	0.8%
Discount rate	8.5% – 8.5%	8.5%	8.5% – 8.5%	8.5%
Home loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	4.6% – 21.9%	8.1%	5.0% – 25.0%	6.9%
Annual default rate	0.0% – 0.1%	0.1%	0.0% – 0.1%	0.1%
Discount rate	9.3% – 10.0%	9.3%	9.3% – 10.0%	9.3%
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	September 30, 2025	December 31, 2024
Market servicing costs
2.5 basis points increase	$(7,884)	$(6,485)
5.0 basis points increase	(15,800)	(13,014)
Conditional prepayment rate
10% increase	$(11,786)	$(8,344)
20% increase	(22,924)	(16,255)
Annual default rate
10% increase	$(995)	$(662)
20% increase	(1,980)	(1,319)
Discount rate
100 basis points increase	$(6,860)	$(6,370)
200 basis points increase	(13,338)	(12,344)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	September 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	12.0% – 40.5%	21.0%	11.0% – 32.7%	16.0%
Annual default rate	0.7% – 8.5%	3.2%	0.5% – 7.8%	1.8%
Discount rate	5.3% – 30.0%	11.7%	5.5% – 30.0%	8.6%
Residual interests classified as debt
Conditional prepayment rate	12.2% – 12.2%	12.2%	11.9% – 11.9%	11.9%
Annual default rate	1.0% – 1.0%	1.0%	1.0% – 1.0%	1.0%
Discount rate	9.5% – 9.5%	9.5%	10.3% – 10.3%	10.3%
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

	September 30, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	60.8% – 78.1%	69.5%	58.1% – 79.7%	71.8%
Student loan commitments
Loan funding probability(1)	95.0% – 95.0%	95.0%	95.0% – 95.0%	95.0%
___________________
(1)The aggregate amount of student loans we committed to fund was $228,452 and $149,402 as of September 30, 2025 and December 31, 2024, respectively. See Note 10. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets
Cash and cash equivalents(1)	$3,246,351	$3,246,351	$—	$—	$3,246,351
Restricted cash and restricted cash equivalents(1)	500,096	500,096	—	—	500,096
Loans(2)	1,598,966	—	—	1,628,016	1,628,016
Other investments(3)	124,653	—	124,653	—	124,653
Total assets	$5,470,066	$3,746,447	$124,653	$1,628,016	$5,499,116
Liabilities
Deposits(4)	$32,946,399	$—	$32,948,087	$—	$32,948,087
Debt(5)	2,657,037	2,974,280	1,383,515	—	4,357,795
Total liabilities	$35,603,436	$2,974,280	$34,331,602	$—	$37,305,882
December 31, 2024
Assets
Cash and cash equivalents(1)	$2,538,293	$2,538,293	$—	$—	$2,538,293
Restricted cash and restricted cash equivalents(1)	171,067	171,067	—	—	171,067
Loans(2)	1,246,458	—	—	1,274,080	1,274,080
Other investments(3)	109,417	—	109,417	—	109,417
Total assets	$4,065,235	$2,709,360	$109,417	$1,274,080	$4,092,857
Liabilities
Deposits(4)	$25,978,204	$—	$25,979,896	$—	$25,979,896
Debt(5)	3,011,814	1,994,381	1,742,884	—	3,737,265
Total liabilities	$28,990,018	$1,994,381	$27,722,780	$—	$29,717,161
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
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The estimated fair value of our 2026 convertible notes was $556.9 million and $453.5 million as of September 30, 2025 and December 31, 2024, respectively. The estimated fair value of our 2029 convertible notes was $2.4 billion and $1.5 billion as of September 30, 2025 and December 31, 2024, respectively. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Investments in equity securities of $49,896 and $29,500 as of September 30, 2025 and December 31, 2024, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of investments of $47,500 and $27,500 as of September 30, 2025 and December 31, 2024, respectively, valued under the measurement alternative method.

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
Compensation and Benefits
Share-based compensation expense related to stock options, RSUs, PSUs and the ESPP is presented within the following line items in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Technology and product development	$24,553	$21,157	$70,437	$62,181
Sales and marketing	5,052	5,746	15,700	16,080
Cost of operations	3,544	3,681	10,312	9,980
General and administrative	33,320	33,062	97,032	91,544
Total	$66,469	$63,646	$193,481	$179,785
Total compensation and benefits, inclusive of share-based compensation expense, was $293,738 and $832,143 for the three and nine months ended September 30, 2025, respectively, and $240,169 and $670,188 for the three and nine months ended September 30, 2024, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2025	14,810,602	$7.85	3.1
Exercised	(1,004,945)	6.61
Expired	(10,490)	5.63
Outstanding as of September 30, 2025	13,795,167	$7.94	2.4
Exercisable as of September 30, 2025	13,795,167	$7.94	2.4
As of September 30, 2025, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	60,423,369	$7.77
Granted	22,653,488	14.76
Vested(1)	(25,674,338)	8.30
Forfeited	(4,678,281)	8.74
Outstanding as of September 30, 2025	52,724,238	$10.42
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the nine months ended September 30, 2025 was $213.2 million.
As of September 30, 2025, there was $509.1 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.3 years.
Performance Stock Units
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	14,048,503	$10.81
Granted	1,820,753	13.42
Forfeited	(1,433,405)	7.88
Outstanding as of September 30, 2025	14,435,851	$11.43
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

	Nine Months Ended September 30,
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
As of September 30, 2025, there was $32.4 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.1 years.
Employee Stock Purchase Plan
Compensation expense for the ESPP relates to the 15% discount and is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes Model and compensation expense is recognized over the offering period.
The table below presents the fair value assumptions used for the period indicated:

Input	Nine Months Ended September 30, 2025
Risk-free interest rate	4.3%
Expected term (in years)	0.5
Expected volatility	61.9%
Fair value of common stock	$14.70
Dividend yield	—%
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
As of September 30, 2025, there was $2.3 million of unrecognized compensation cost related to the ESPP, to be recognized over the remainder of the six-month offering period ending in December 2025.

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
For the three and nine months ended September 30, 2025, we recorded income tax expense of $9,159 and $32,754, respectively. For the three and nine months ended September 30, 2024, we recorded income tax (expense) of $3,110 and $7,229, respectively. The income tax expense recognized in 2025 is primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. For the three and nine months ended September 30, 2025, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits from stock compensation.
There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2025, and we do not expect any other significant increases or decreases to unrecognized tax benefits within the next twelve months.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the nine months ended September 30, 2025, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

Note 14. Commitments, Guarantees, Concentrations and Contingencies

Leases and Occupancy
Our leases consist of operating and finance leases, the latter of which expire in 2040.
Leases
We primarily lease our office premises under multi-year, non-cancelable operating leases. Our operating leases have terms expiring from 2026 to 2040, exclusive of renewal option periods. Our office leases contain renewal option periods ranging from one to ten years from the expiration dates. These options were not recognized as part of our ROU assets and operating lease liabilities, as we did not conclude at the commencement date of the leases that we were reasonably certain to exercise these options. However, in our normal course of business, we expect our office leases to be renewed, amended or replaced by other leases. We also have operating and finance leases associated with various naming and sponsorship rights agreements. Associated with these leases, we obtained non-cash operating lease ROU assets in exchange for operating lease liabilities of $4,022 during the nine months ended September 30, 2025.
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $8,353 and $24,518 during the three and nine months ended September 30, 2025, respectively, and $8,407 and $24,096, during the three and nine months ended September 30, 2024, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.

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
As of September 30, 2025 and December 31, 2024, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $19.0 million and $11.9 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income or within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business. As of September 30, 2025 and December 31, 2024, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $17.8 billion and $12.5 billion, respectively.
As of September 30, 2025 and December 31, 2024, we had a total of $4.7 million and $5.6 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million of our cash as of September 30, 2025 and

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
December 31, 2024, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, we had a total of $46.7 million and $25.2 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of September 30, 2025, we funded $6.4 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $23.6 million of the total $30.0 million commitment outstanding.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of September 30, 2025 and December 31, 2024, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share amounts)(1)	2025	2024	2025	2024
Numerator:
Net income	$139,392	$60,745	$307,771	$166,192
Less: Redeemable preferred stock dividends	—	—	—	(16,503)
Less: Redeemable preferred stock redemptions, net(2)	—	—	—	(3,026)
Net income attributable to common stockholders – basic	$139,392	$60,745	$307,771	$146,663
Plus: Dilutive effect of convertible notes, net(3)	346	(2,686)	1,036	(57,735)
Net income attributable to common stockholders – diluted(3)	$139,738	$58,059	$308,807	$88,928
Denominator:
Weighted average common stock outstanding – basic(4)	1,171,205	1,071,160	1,125,670	1,037,579
Convertible notes(5)	74,009	21,417	56,490	30,667
Unvested RSUs	36,340	10,446	30,494	8,496
Common stock options	9,457	1,428	7,372	1,659
ESPP	—	—	26	—
Weighted average common stock outstanding – diluted	1,291,011	1,104,450	1,220,053	1,078,402
Earnings per share – basic	$0.12	$0.06	$0.27	$0.14
Earnings per share – diluted	$0.11	$0.05	$0.25	$0.08
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
(3)Reflects interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method. For the three and nine months ended September 30, 2024, diluted earnings per share of $0.05 and $0.08, respectively, and diluted net income attributable to common stockholders of $58,059 and $88,928, respectively, also exclude gain on extinguishment of debt, net of tax.
(4)On July 31, 2025, the Company sold 82.7 million shares of its common stock at an offering price of $20.85 per share. See Note 9. Equity for additional information.
(5)For the three and nine months ended September 30, 2025, includes incremental dilutive shares from 2026 convertible notes and 2029 convertible notes. For the nine months ended September 30, 2024, includes incremental dilutive shares from 2026 convertible notes.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2025	2024	2025	2024
Unvested RSUs(1)	—	16,377	2,408	19,568
Common stock options(1)	—	9,493	—	8,878
Unvested PSUs	14,436	14,083	14,436	14,083
ESPP	765	—	689	—
Contingent common stock(2)	46	46	46	46
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

Three Months Ended September 30, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$427,973	$432	$203,660	$632,065	$(46,951)	$585,114
Noninterest income (expense)(2)	65,409	114,146	215,963	395,518	(19,032)	376,486
Total net revenue (loss)	$493,382	$114,578	$419,623	$1,027,583	$(65,983)	$961,600
Provision for credit losses	—	—	(9,199)	(9,199)
Servicing rights – change in valuation inputs or assumptions(3)	(11,989)	—	—	(11,989)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	15	—	—	15
Directly attributable expenses(5):
Compensation and benefits	(43,007)	(48,520)	(45,912)
Direct advertising	(91,604)	—	(9,286)
Lead generation	(49,974)	—	(39,244)
Loan origination and servicing costs	(23,070)	—	—
Product fulfillment	—	(15,909)	(25,011)
Tools and subscriptions	—	(9,207)	—
Member incentives	—	—	(20,417)
Professional services	(3,624)	(4,171)	(7,440)
Intercompany technology platform expenses	(578)	—	(10,524)
Other	(7,951)	(4,400)	(27,033)
Directly attributable expenses	(219,808)	(82,207)	(184,867)	(486,882)
Contribution profit	$261,600	$32,371	$225,557	$519,528

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Three Months Ended September 30, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$316,268	$629	$154,143	$471,040	$(40,030)	$431,010
Noninterest income(2)	79,977	101,910	84,165	266,052	59	266,111
Total net revenue (loss)	$396,245	$102,539	$238,308	$737,092	$(39,971)	$697,121
Provision for credit losses	—	—	(6,008)	(6,008)
Servicing rights – change in valuation inputs or assumptions(3)	(4,362)	—	—	(4,362)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	9	—	—	9
Directly attributable expenses(5):
Compensation and benefits	(34,162)	(38,127)	(32,596)
Direct advertising	(51,587)	—	(15,049)
Lead generation	(40,376)	—	(20,164)
Loan origination and servicing costs	(14,464)	—	—
Product fulfillment	—	(15,501)	(19,258)
Tools and subscriptions	—	(7,757)	—
Member incentives	—	—	(19,986)
Professional services	(3,776)	(3,663)	(6,494)
Intercompany technology platform expenses	(1,342)	—	(5,140)
Other	(7,257)	(4,536)	(13,855)
Directly attributable expenses	(152,964)	(69,584)	(132,542)	(355,090)
Contribution profit	$238,928	$32,955	$99,758	$371,641

Nine Months Ended September 30, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$1,161,269	$1,111	$570,181	$1,732,561	$(130,884)	$1,601,677
Noninterest income (expense)(2)	188,998	326,727	515,094	1,030,819	(44,193)	986,626
Total net revenue (loss)	$1,350,267	$327,838	$1,085,275	$2,763,380	$(175,077)	$2,588,303
Provision for credit losses	—	—	(24,869)	(24,869)
Servicing rights – change in valuation inputs or assumptions(3)	(9,789)	—	—	(9,789)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	62	—	—	62
Directly attributable expenses(5):
Compensation and benefits	(121,645)	(137,174)	(126,534)
Direct advertising	(238,686)	—	(23,385)
Lead generation	(139,777)	—	(104,092)
Loan origination and servicing costs	(61,425)	—	—
Product fulfillment	—	(45,121)	(62,748)
Tools and subscriptions	—	(26,785)	—
Member incentives	—	—	(54,503)
Professional services	(9,364)	(10,747)	(21,172)
Intercompany technology platform expenses	(1,544)	—	(34,865)
Other	(22,854)	(11,532)	(70,986)
Directly attributable expenses	(595,295)	(231,359)	(498,285)	(1,324,939)
Contribution profit	$745,245	$96,479	$562,121	$1,403,845

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Nine Months Ended September 30, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$862,016	$1,685	$413,085	$1,276,786	$(30,474)	$1,246,312
Noninterest income(2)	205,410	290,658	151,906	647,974	46,448	694,422
Total net revenue	$1,067,426	$292,343	$564,991	$1,924,760	$15,974	$1,940,734
Provision for credit losses	—	—	(24,807)	(24,807)
Servicing rights – change in valuation inputs or assumptions(3)	(11,242)	—	—	(11,242)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	83	—	—	83
Directly attributable expenses(5):
Compensation and benefits	(93,041)	(109,814)	(97,410)
Direct advertising	(152,182)	—	(30,236)
Lead generation	(97,385)	—	(34,035)
Loan origination and servicing costs	(37,075)	—	—
Product fulfillment	—	(44,077)	(53,055)
Tools and subscriptions	—	(20,739)	—
Member incentives	—	—	(61,655)
Professional services	(8,931)	(9,585)	(15,760)
Intercompany technology platform expenses	(2,222)	—	(15,624)
Other	(20,846)	(13,280)	(40,257)
Directly attributable expenses	(411,682)	(197,495)	(348,032)	(957,209)
Contribution profit	$644,585	$94,848	$192,152	$931,585
____________________
(1)Within the Technology Platform segment, intercompany fees were $23,974 and $58,351 for the three and nine months ended September 30, 2025 and $9,931 and $25,227 for the three and nine months ended September 30, 2024. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable segments total contribution profit	$519,528	$371,641	$1,403,845	$931,585
Corporate/Other total net revenue (loss)	(65,983)	(39,971)	(175,077)	15,974
Intercompany expenses	23,974	9,931	58,351	25,227
Servicing rights – change in valuation inputs or assumptions	11,989	4,362	9,789	11,242
Residual interests classified as debt – change in valuation inputs or assumptions	(15)	(9)	(62)	(83)
Not allocated to segments:
Share-based compensation expense	(66,469)	(63,646)	(193,481)	(179,785)
Employee-related costs(1)	(94,926)	(77,176)	(269,709)	(207,346)
Depreciation and amortization expense	(59,245)	(51,791)	(171,271)	(149,953)
Other corporate and unallocated(2)	(120,302)	(89,486)	(321,860)	(273,440)
Income before income taxes	$148,551	$63,855	$340,525	$173,421
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
Goodwill
Goodwill as of both September 30, 2025 and December 31, 2024 was $1,393,505. As of September 30, 2025, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of September 30, 2025.

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
Our three reportable segments and their primary product and service offerings as of September 30, 2025 were as follows:
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
Technology Platform Segment
We provide technology platform services through a diversified suite of offerings which include an event and authorization platform accessed via application programming interfaces, a cloud-native digital and core banking platform and services related to both platforms. Our customers and partners include financial institutions, government entities and non-financial institutions primarily in North America and Latin America. We earn technology product and solutions fee-based revenue through the use of the platforms, either as a stand ready obligation, or from overall license and maintenance fee service arrangements related to those respective platforms. We also offer additional add-on technology solutions to support our clients and drive engagement, such as a conversational AI engine for customers of banks and financial institutions, and a real-time payment risk platform which employs AI and machine learning technology to enhance payment fraud mitigation strategies for financial customers. We continue to leverage investments made to integrate our services and offerings to position the Technology Platform segment for diversified durable growth.
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
Additional financial services solutions offered within our platform include:
•SoFi Credit Card: Designed to help eligible members spend better. We offer three different credit card products, all of which feature no annual fee, no foreign transaction fees and cash back rewards on trips booked through SoFi Travel. The SoFi Essential credit card offers a reliable credit line for those focused on building or improving their credit scores. Our SoFi Unlimited and Everyday Cash Rewards cash back credit cards also feature flexible options to redeem cash back rewards through statement credit or other SoFi products, with a 10% boost on cash back rewards earned for SoFi Plus members.
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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes components for a fixed price per loan and recognition of servicing assets. These fees accounted for 63% of our total Financial Services noninterest income for the nine months ended September 30, 2025.

SoFi Technologies, Inc.

•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 13% of our total Financial Services noninterest income for the nine months ended September 30, 2025.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 15% of our total Financial Services noninterest income for the nine months ended September 30, 2025.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 5% of our total Financial Services noninterest income for the nine months ended September 30, 2025.

Business Highlights

SoFi is a financial services company that leverages technology to serve people and enterprises. We reported a number of key financial achievements in the three and nine months ended September 30, 2025, including total net revenue of $961.6 million and $2.6 billion, respectively, representing an increase of 38% and 33% , respectively, over total net revenue in the same periods of 2024. For the third quarter of 2025, total fee-based revenue reached a record of $408.7 million, compared to $272.1 million in the same period of 2024, a year-over-year increase of 50%. This was driven by strong performance from our Loan Platform Business, as well as origination fee revenue, referral fee revenue, interchange fee revenue and brokerage fee revenue. Diluted EPS for the three and nine months ended September 30, 2025 was $0.11 and $0.25, respectively, compared to diluted EPS of $0.05 and $0.08, respectively, in the same periods of 2024. Diluted EPS for the 2024 periods do not include benefits from the gain on convertible debt exchanges in the first and third quarters of 2024.
The following tables set forth selected financial data:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands, except per share amounts)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$585,114	$431,010	$154,104	36%	$1,601,677	$1,246,312	$355,365	29%
Total noninterest income	376,486	266,111	110,375	41%	986,626	694,422	292,204	42%
Total net revenue	961,600	697,121	264,479	38%	2,588,303	1,940,734	647,569	33%
Provision for credit losses	9,199	6,013	3,186	53%	24,912	24,835	77	—%
Total noninterest expense	803,850	627,253	176,597	28%	2,222,866	1,742,478	480,388	28%

Net income	$139,392	$60,745	$78,647	129%	$307,771	$166,192	$141,579	85%
Earnings per share – diluted	$0.11	$0.05	$0.06	120%	$0.25	$0.08	$0.17	213%
Net interest margin	5.84%	5.57%			5.90%	5.76%

($ in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Loans held for sale	$21,587,350	$17,684,892	$3,902,458	22%
Loans held for investment, at fair value	11,827,987	8,597,368	3,230,619	38%
Loans held for investment, at amortized cost	1,483,950	1,246,458	237,492	19%
Total deposits	32,946,399	25,978,204	6,968,195	27%

Total risk-based capital ratio, SoFi Technologies	20.2%	16.2%
Total risk-based capital ratio, SoFi Bank	17.8%	17.5%
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 12.6 million as of

SoFi Technologies, Inc.

September 30, 2025, a 35% increase from the prior year period, while total products reached nearly 18.6 million as of September 30, 2025, a 36% year-over-year increase.

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Lending
Total net revenue	$493,382	$396,245	97,137	25%	$1,350,267	$1,067,426	282,841	26%
Contribution profit	261,600	238,928	22,672	9%	745,245	644,585	100,660	16%
Technology Platform
Total net revenue	114,578	102,539	12,039	12%	327,838	292,343	35,495	12%
Contribution profit	32,371	32,955	(584)	(2)%	96,479	94,848	1,631	2%
Financial Services
Total net revenue	419,623	238,308	181,315	76%	1,085,275	564,991	520,284	92%
Contribution profit	225,557	99,758	125,799	126%	562,121	192,152	369,969	193%
Lending segment contribution profit of $261.6 million and $745.2 million for the three and nine months ended September 30, 2025, respectively, at a segment contribution margin of 53% and 55%, respectively, increased 9% and 16% over the respective 2024 periods, which had a segment contribution margin of 60% and 60%, respectively. Lending segment performance was driven by net interest income primarily driven by growth in average loan balances.
Origination volume for our Lending products increased 57% and 62% for the three and nine months ended September 30, 2025, respectively, as a result of continued strong member demand for personal loans, student loans and home loans as well as strong demand from capital markets partners. Overall, we sold, or transferred through our Loan Platform Business, more than $4.6 billion and $11.1 billion in total of personal loans, student loans and home loans during the three and nine months ended September 30, 2025, respectively. We believe that the growth opportunity for the Loan Platform Business continues to be strong.
Technology Platform segment contribution profit of $32.4 million and $96.5 million for the three and nine months ended September 30, 2025, respectively, decreased 2% and increased 2% over the respective 2024 periods, and total net revenue of $114.6 million and $327.8 million for the three and nine months ended September 30, 2025, respectively, increased 12% over the respective 2024 periods. Technology Platform total enabled client accounts was 158 million down from 160 million in the prior year period. SoFi continues to diversify its Technology Platform client base. During the quarter, SoFi announced partnerships with several more U.S. consumer brands as we continue to work with a broader range of companies to help bring innovative programs that drive greater loyalty and engagement with their customers.
Within our Financial Services segment, contribution profit of $225.6 million and $562.1 million for the three and nine months ended September 30, 2025, respectively, significantly improved compared to a contribution profit of $99.8 million and $192.2 million in the respective 2024 periods. Total net revenue of $419.6 million and $1.1 billion for the three and nine months ended September 30, 2025, respectively, increased 76% and 92% over the respective 2024 periods. In the third quarter of 2025, we generated $164.9 million in loan platform fees, driven by $3.4 billion of personal loans originated on behalf of third parties, as well as referrals. Additionally, our Loan Platform Business generated $3.0 million in servicing cash flow which is recorded in our Lending segment. In total, our Loan Platform Business added $167.9 million to our consolidated adjusted net revenue across these two segments. We also continued to see healthy growth in interchange fee revenue in the third quarter of 2025, up 55% year-over-year, driven by increased spend across Money and Credit Card. We plan to continue to pursue opportunities to increase fee-based revenue.
We achieved continued strong growth in member deposits and strong deposit contribution from direct deposit members, ending the period with $32.9 billion of total deposits as of September 30, 2025, allowing us to maintain diversified sources of funding. Total deposit funds grew nearly $3.4 billion during the quarter. We continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing the benefits of our offering to our members.
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

SoFi Technologies, Inc.

During the first quarter of 2025, we added a fee-based subscription option to get access to SoFi Plus, our premium financial membership that brings together the best of all we have to offer, with exclusive access to preferred pricing on products, extra rewards, complimentary financial planning, live events and more. Members can still access SoFi Plus by setting up direct deposit to a SoFi Money checking and savings account.
We continue to strive to innovate and develop new products and services, and have announced the first two crypto and blockchain innovations across our products and services. First is self-serve global remittance services which allows SoFi Money members to seamlessly and securely transfer money internationally, to help our members support family abroad, make purchases outside the U.S., or manage their money across borders. Members are currently able to send money to Mexico, with planned rollouts into additional international markets in the future. The second is our return to crypto investing, which when launched, is expected to provide members the ability to buy, sell, and hold a selection of crypto currencies.

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

Total Net Revenue and Adjusted Net Revenue
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total net revenue (GAAP)	$961,600	$697,121	$2,588,303	$1,940,734
Servicing rights – change in valuation inputs or assumptions(1)	(11,989)	(4,362)	(9,789)	(11,242)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	15	9	62	83
Gain on extinguishment of debt(3)	—	(3,323)	—	(62,517)
Adjusted net revenue (non-GAAP)	$949,626	$689,445	$2,578,576	$1,867,058
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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Total net revenue (GAAP)	$961,600	$854,944	$771,759	$734,125	$697,121
Servicing rights – change in valuation inputs or assumptions(1)	(11,989)	3,274	(1,074)	4,962	(4,362)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	15	12	35	25	9
Gain on extinguishment of debt(3)	—	—	—	—	(3,323)
Adjusted net revenue (non-GAAP)	$949,626	$858,230	$770,720	$739,112	$689,445
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue for the Lending segment, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total net revenue – Lending (GAAP)	$493,382	$396,245	$1,350,267	$1,067,426
Servicing rights – change in valuation inputs or assumptions(1)	(11,989)	(4,362)	(9,789)	(11,242)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	15	9	62	83
Adjusted net revenue – Lending (non-GAAP)	$481,408	$391,892	$1,340,540	$1,056,267
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
The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Three Months Ended September 30,		2025 vs 2024	Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	2025	2024	$ Change
Lending
Contribution profit – Lending (GAAP)	$261,600	$238,928	$22,672	$745,245	$644,585	$100,660
Net revenue – Lending (GAAP)	493,382	396,245	97,137	1,350,267	1,067,426	282,841
Contribution margin – Lending (GAAP)(1)	53%	60%		55%	60%
Incremental contribution margin – Lending (GAAP)(1)	23%			36%

Adjusted net revenue – Lending (non-GAAP)(2)	$481,408	$391,892	$89,516	$1,340,540	$1,056,267	$284,273
Adjusted contribution margin – Lending (non-GAAP)	54%	61%		56%	61%
Incremental adjusted contribution margin – Lending (non-GAAP)	25%			35%
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

SoFi Technologies, Inc.

Net Income and Adjusted EBITDA
In Thousands
The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Three Months Ended September 30,		2025 vs 2024	Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	2025	2024	$ Change
Net income (GAAP)	$139,392	$60,745	$78,647	$307,771	$166,192	$141,579
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	11,595	12,871	(1,276)	34,527	36,307	(1,780)
Income tax expense(2)	9,159	3,110	6,049	32,754	7,229	25,525
Depreciation and amortization	59,245	51,791	7,454	171,271	149,953	21,318
Share-based expense	66,469	63,646	2,823	193,481	179,785	13,696
Restructuring charges(3)	41	1,275	(1,234)	928	1,275	(347)
Foreign currency impact of highly inflationary subsidiaries(4)	2,954	475	2,479	5,296	843	4,453
Transaction-related expense(5)	—	—	—	—	615	(615)
Servicing rights – change in valuation inputs or assumptions(6)	(11,989)	(4,362)	(7,627)	(9,789)	(11,242)	1,453
Residual interests classified as debt – change in valuation inputs or assumptions(7)	15	9	6	62	83	(21)
Gain on extinguishment of debt(8)	—	(3,323)	3,323	—	(62,517)	62,517
Total adjustments	137,489	125,492	11,997	428,530	302,331	126,199
Adjusted EBITDA (non-GAAP)	$276,881	$186,237	$90,644	$736,301	$468,523	$267,778

Total net revenue (GAAP)	$961,600	$697,121	$264,479	$2,588,303	$1,940,734	$647,569
Net income margin (GAAP)	14%	9%		12%	9%
Incremental net income margin (GAAP)	30%			22%

Adjusted net revenue (non-GAAP)(9)	$949,626	$689,445	$260,181	$2,578,576	$1,867,058	$711,518
Adjusted EBITDA margin (non-GAAP)	29%	27%		29%	25%
Incremental adjusted EBITDA margin (non-GAAP)	35%			38%
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and debt issuance costs on our convertible notes.

SoFi Technologies, Inc.

(2)The income tax expense recognized in 2025 is primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. See Note 13. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Restructuring charges relate to legal entity restructuring.
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
(9)Refer to ‘Adjusted Net Revenue’ above for reconciliation of this non-GAAP measure.
The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Net income (GAAP)	$139,392	$97,263	$71,116	$332,473	$60,745
Non-GAAP adjustments:
Interest expense – corporate borrowings	11,595	11,504	11,428	12,039	12,871
Income tax expense (benefit)	9,159	14,929	8,666	(272,549)	3,110
Depreciation and amortization	59,245	56,743	55,283	53,545	51,791
Share-based expense	66,469	63,256	63,756	66,367	63,646
Restructuring charges	41	36	851	255	1,275
Foreign currency impact of highly inflationary subsidiaries	2,954	2,066	276	840	475
Servicing rights – change in valuation inputs or assumptions	(11,989)	3,274	(1,074)	4,962	(4,362)
Residual interests classified as debt – change in valuation inputs or assumptions	15	12	35	25	9
Gain on extinguishment of debt	—	—	—	—	(3,323)
Total adjustments	137,489	151,820	139,221	(134,516)	125,492
Adjusted EBITDA (non-GAAP)	$276,881	$249,083	$210,337	$197,957	$186,237

Total net revenue (GAAP)	$961,600	$854,944	$771,759	$734,125	$697,121
Net income margin (GAAP)	14%	11%	9%	45%	9%

Adjusted net revenue (non-GAAP)	$949,626	$858,230	$770,720	$739,112	$689,445
Adjusted EBITDA margin (non-GAAP)	29%	29%	27%	27%	27%
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
Adjusted diluted earnings per share (“adjusted EPS”) is a non-GAAP financial measure that adjusts GAAP diluted earnings per share. Adjusted EPS is computed by dividing net income attributable to common stockholders, adjusted to exclude, as applicable, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance, by the diluted weighted average number of shares of common stock outstanding during the

SoFi Technologies, Inc.

period, excluding the dilutive impact of the 2026 and 2029 convertible notes under the if-converted method for which the 2026 and 2029 capped call transactions, respectively, would deliver cash or shares to offset dilution.
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

	Three Months Ended September 30,		2025 vs 2024	Nine Months Ended September 30,		2025 vs 2024
($ and shares in thousands, except per share amounts)(1)	2025	2024	$ Change	2025	2024	$ Change
Net income (GAAP)	$139,392	$60,745	$78,647	$307,771	$166,192	$141,579
Adjusted net income (non-GAAP)	$139,392	$60,745	$78,647	$307,771	$166,192	$141,579

Numerator:
Net income attributable to common stockholders – diluted (GAAP)(2)	$139,738	$58,059		$308,807	$88,928
Adjusted net income attributable to common stockholders – diluted (non-GAAP)	$139,738	$58,059		$308,807	$88,928
Denominator:
Weighted average common stock outstanding – diluted (GAAP)	1,291,011	1,104,450		1,220,053	1,078,402
Non-GAAP adjustments:
Dilutive impact of convertible notes(3)	(20,630)	—		(25,614)	—
Adjusted weighted average common stock outstanding – diluted (non-GAAP)	1,270,381	1,104,450		1,194,439	1,078,402

Earnings per share – diluted (GAAP)(2)	$0.11	$0.05		$0.25	$0.08
Impact of adjustments per share	—	—		0.01	—
Adjusted earnings per share – diluted (non-GAAP)(2)	$0.11	$0.05		$0.26	$0.08

Net income margin (GAAP)	14%	9%		12%	9%

Adjusted net revenue (non-GAAP)(4)	$949,626	$689,445		$2,578,576	$1,867,058
Adjusted net income margin (non-GAAP)	15%	9%		12%	9%
Incremental adjusted net income margin (non-GAAP)	30%			20%
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
(3)This non-GAAP adjustment excludes the dilutive impact of the 2026 and 2029 convertible notes, to the extent that the 2026 and 2029 capped call transactions, respectively, would deliver cash or shares to offset dilution.
(4)Refer to 'Adjusted Net Revenue' above for reconciliation of this non-GAAP measure.

SoFi Technologies, Inc.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	September 30, 2025	September 30, 2024	Variance	% Change
Members	12,642,375	9,372,615	3,269,760	35%
Total Products	18,553,053	13,650,730	4,902,323	36%
Total Products — Lending segment	2,462,588	1,890,761	571,827	30%
Total Products — Financial Services segment	16,090,465	11,759,969	4,330,496	37%
Total Accounts — Technology Platform segment	157,859,670	160,179,299	(2,319,629)	(1)%

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
Since our inception through September 30, 2025, we have served approximately 12.6 million members who have used approximately 18.6 million products on the SoFi platform.

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

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	September 30, 2025	September 30, 2024	Variance	% Change
Personal loans(1)	1,791,918	1,305,246	486,672	37%
Student loans	622,840	551,838	71,002	13%
Home loans	47,830	33,677	14,153	42%
Total lending products	2,462,588	1,890,761	571,827	30%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.
Total financial services products were composed of the following:

Financial Services Products	September 30, 2025	September 30, 2024	Variance	% Change
Money(1)	6,336,705	4,720,305	1,616,400	34%
Invest	3,045,078	2,394,367	650,711	27%
Credit Card	392,008	264,937	127,071	48%
Referred loans(2)	135,535	73,090	62,445	85%
Relay	6,033,791	4,199,602	1,834,189	44%
At Work	147,348	107,668	39,680	37%
Total financial services products	16,090,465	11,759,969	4,330,496	37%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)Limited to loans wherein we provide third party fulfillment services as part of our Loan Platform Business.

Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at Galileo as of the reporting date. We include intercompany accounts on the Galileo platform as a service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 16. Business Segment Information to the Notes to Condensed Consolidated Financial Statements, which includes intercompany revenue. Intercompany revenue is eliminated in consolidation. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for other products and solutions for which the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

SoFi Technologies, Inc.

Technology Platform Accounts
In Millions

	September 30, 2025	September 30, 2024	Variance	% Change
Total accounts	157,859,670	160,179,299	(2,319,629)	(1)%

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
Industry Trends and General Economic Conditions
The Federal Reserve decreased the benchmark interest rate in September and October 2025, citing softening labor market conditions, along with continued, but moderating, inflationary pressures. Many financial market participants anticipate one additional rate cut before year-end, though the timing and magnitude of further adjustments, if any, remains uncertain. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. High consumer borrowing costs have weighed on demand for certain loan products, particularly refinancing, although recent Federal Reserve actions could provide incremental relief if borrowing costs begin to ease. If the Federal Reserve does not effectively continue to curb inflation, interest rates were to rise unexpectedly or too quickly, or macroeconomic conditions deteriorate, it could have a negative impact on the overall economy and result in reduced credit demand and affordability, worsening credit quality and delinquencies and weakened consumer confidence, which could adversely impact our results of operations.
In addition to benchmark interest rate considerations, economic and market volatility may adversely impact our liquidity, results of operations and financial condition. Our credit trends continued to be strong in the third quarter of 2025 after seeing delinquencies peak over one year ago in the first quarter of 2024. Annualized charge-off rates decreased year-over-year across several portfolios, reflecting improvements in overall credit quality. Changes or uncertainty persists with respect to the U.S. presidential administration, governmental policies and regulations, and evolving priorities and guidance, and may adversely impact our members, our technology platform clients, our counterparties, and our operations, earnings and capital. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
Fair Value of Loans
We generally measure our personal loans, student loans and home loans at fair value. Our fair value adjustments on loans impact our consolidated results of operations and include adjustments related to loans originated during the period, loans held at the balance sheet date, as well as gains (losses) on loans sold or repurchased during the period. Fair value adjustments made in each reporting period are impacted by factors such as, among others, interest rates, weighted average coupon, credit

SoFi Technologies, Inc.

spreads, actual and estimated losses, prepayment speeds, duration and previous loan sale execution on similar loans. In determining our fair value assumptions, we incorporate recent data impacting the capital markets, as well as factors specific to us. Changes in these factors, either positive or negative, can have a material impact on our results of operations.
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
Weighted average coupon rate(1)	13.11%	13.17%	5.89%	5.98%
Weighted average annual default rate	4.33%	4.28%	0.67%	0.67%
Weighted average conditional prepayment rate	26.90%	26.45%	11.27%	11.28%
Weighted average discount rate	4.55%	4.67%	3.90%	3.97%
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the third quarter of 2025 relative to the second quarter of 2025, we observed the following trends:
•The weighted average discount rates on personal loans and student loans decreased by 12 bps and 7 bps, respectively. For personal loans, our discount rate assumptions decreased in the third quarter due to benchmark interest rates declining by 10 bps along with credit spreads tightening by 2 bps. For student loans, our discount rate assumptions decreased in the third quarter due to benchmark interest rates declining by 4 bps along with credit spreads tightening by 3 bps. Credit spread changes are indicated by asset-backed security and secondary markets.
•The weighted average coupon rates on personal loans decreased by 6 bps, which reflects the impacts of increased originations and rate reduction passed on to borrowers related to drops during the third quarter.
•The conditional prepayment rate on personal loans increased 45 bps and student loans decreased 1 basis point, reflecting the impact of expected changes in prepayments.
•Annualized net charge-off rates on personal loans in the third quarter of 2025 were 2.60%, which remained lower than the assumed weighted average default rates in our fair value model of 4.33%. Personal loan charge-offs during each of the third, second and first quarters of 2025 were impacted by delinquent loan sales of $90.0 million of aggregate unpaid principal balance. Annualized net charge-off rates on student loans in the third quarter of 2025 of 0.69% were slightly higher than the assumed weighted average default rates in our fair value model of 0.67%. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due.
The combination of these and other factors, including in period originations, resulted in fair value gains recognized on our personal and student loans portfolios, during the third quarter of 2025.
Student Lending
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
Changes in law, regulations or governmental policies related to federal or private student loans could impact demand for our student loan products and our business in ways that are difficult to predict. For example, in the past, the government has provided relief measures for federal student loan borrowers, including, among others, a federal student loan payment moratorium and debt forgiveness measures. While student loan repayments resumed in October 2023 for certain federal student loans, beginning in May 2025, defaulted borrowers risked garnished wages, seized tax refunds, and reduced Social Security benefits. In July 2025, the One Big Beautiful Bill Act (Pub. L. No. 119-21) (“OBBB”) was signed into law, which among other provisions, eliminates Grad PLUS loans and imposes lower borrowing limits and restrictions on Parent PLUS loans, starting in July 2026, and establishes new repayment assistance plans. In August 2025, the Department of Education issued proposed rules that would narrow employer eligibility under the Public Service Loan Forgiveness program. We expect these changes could lead to incremental opportunities for SoFi’s student loan products; however, all such outcomes are highly uncertain.

SoFi Technologies, Inc.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$585,114	$431,010	$154,104	36%	$1,601,677	$1,246,312	$355,365	29%
Total noninterest income	376,486	266,111	110,375	41%	986,626	694,422	292,204	42%
Total net revenue	961,600	697,121	264,479	38%	2,588,303	1,940,734	647,569	33%
Provision for credit losses	9,199	6,013	3,186	53%	24,912	24,835	77	—%
Total noninterest expense	803,850	627,253	176,597	28%	2,222,866	1,742,478	480,388	28%
Income before income taxes	148,551	63,855	84,696	133%	340,525	173,421	167,104	96%
Income tax expense	(9,159)	(3,110)	(6,049)	195%	(32,754)	(7,229)	(25,525)	353%
Net income	$139,392	$60,745	$78,647	129%	$307,771	$166,192	$141,579	85%
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
Average Balances and Net Interest Earnings Analysis

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Change due to(1)
($ in thousands)	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,193,611	$30,623	3.80%	$2,593,113	$29,353	4.50%	$6,151	$(4,881)	$1,270
Investment securities	2,473,653	32,193	5.16	1,596,756	23,894	5.95	11,502	(3,203)	8,299
Loans	34,060,743	828,745	9.65	26,589,180	670,127	10.03	183,922	(25,304)	158,618
Total interest-earning assets	39,728,007	891,561	8.90	30,779,049	723,374	9.35	201,575	(33,388)	168,187
Total noninterest-earning assets	4,106,272			3,291,442
Total assets	$43,834,279			$34,070,491
Liabilities and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,379,703	$2,855	0.48%	$2,189,118	$11,489	2.09%	$228	$(8,862)	$(8,634)
Savings deposits	27,293,558	249,208	3.62	19,534,413	213,760	4.35	72,036	(36,588)	35,448
Time deposits	1,174,096	12,838	4.34	1,847,094	23,043	4.96	(7,313)	(2,892)	(10,205)
Total interest-bearing deposits	30,847,357	264,901	3.41	23,570,625	248,292	4.19	64,951	(48,342)	16,609
Warehouse facilities	2,089,297	27,965	5.31	1,789,921	28,773	6.40	3,652	(4,460)	(808)
Securitization debt	58,783	523	3.53	117,172	1,031	3.50	(516)	8	(508)
Other debt(3)	1,758,756	13,058	2.95	1,798,092	14,268	3.16	(283)	(927)	(1,210)
Total debt	3,906,836	41,546	4.22	3,705,185	44,072	4.73	2,853	(5,379)	(2,526)
Residual interests classified as debt	540	—	—	688	—	—	—	—	—
Total interest-bearing liabilities	34,754,733	306,447	3.50	27,276,498	292,364	4.26	67,804	(53,721)	14,083
Total noninterest-bearing liabilities	928,670			794,151
Total liabilities	35,683,403			28,070,649
Total permanent equity	8,150,876			5,999,842
Total liabilities and permanent equity	$43,834,279			$34,070,491

Net interest income(4)		$585,114			$431,010		$133,771	$20,333	$154,104
Net interest margin(5)			5.84%			5.57%

SoFi Technologies, Inc.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024			Change due to(1)
($ in thousands)	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,897,624	$81,696	3.77%	$2,841,537	$101,616	4.78%	$1,589	$(21,509)	$(19,920)
Investment securities	2,260,530	88,415	5.23	1,281,815	54,761	5.71	38,223	(4,569)	33,654
Loans	31,131,974	2,277,667	9.78	24,803,612	1,907,503	10.27	460,809	(90,645)	370,164
Total interest-earning assets	36,290,128	2,447,778	9.02	28,926,964	2,063,880	9.53	500,621	(116,723)	383,898
Total noninterest-earning assets	3,959,529			3,110,508
Total assets	$40,249,657			$32,037,472
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,194,369	$7,922	0.48%	$2,166,523	$36,928	2.28%	$101	$(29,107)	$(29,006)
Savings deposits	25,430,891	692,273	3.64	17,267,554	565,816	4.38	221,308	(94,851)	126,457
Time deposits	676,466	23,337	4.61	2,355,079	88,814	5.04	(57,979)	(7,498)	(65,477)
Total interest-bearing deposits	28,301,726	723,532	3.42	21,789,156	691,558	4.24	163,430	(131,456)	31,974
Warehouse facilities	2,075,066	82,229	5.30	1,586,955	76,731	6.46	19,099	(13,601)	5,498
Securitization debt	64,912	1,658	3.41	223,034	6,517	3.90	(4,043)	(816)	(4,859)
Other debt(3)	1,757,225	38,682	2.94	1,792,464	42,762	3.19	(784)	(3,296)	(4,080)
Total debt	3,897,203	122,569	4.20	3,602,453	126,010	4.67	14,272	(17,713)	(3,441)
Residual interests classified as debt	558	—	—	3,059	—	—	—	—	—
Total interest-bearing liabilities	32,199,487	846,101	3.51	25,394,668	817,568	4.30	177,702	(149,169)	28,533
Total noninterest-bearing liabilities	901,605			747,999
Total liabilities	33,101,092			26,142,667
Total temporary equity	—			160,187
Total permanent equity	7,148,565			5,734,618
Total liabilities, temporary equity and permanent equity	$40,249,657			$32,037,472

Net interest income(4)		$1,601,677			$1,246,312		$322,919	$32,446	$355,365
Net interest margin(5)			5.90%			5.76%
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
Three Months. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, net interest income increased by $154.1 million, or 36%, and net interest margin increased by 27 bps. Average interest-earning assets increased by 29%, and average yields decreased by 45 bps, while average interest-bearing liabilities increased by 27% and the average cost of interest-bearing liabilities decreased by 76 bps.
The $154.1 million increase in net interest income was primarily driven by (i) higher interest income on loans of $158.6 million, which was primarily a function of an increase in origination volume, as well as longer loan holding periods and (ii) higher interest income from investment securities of $8.3 million primarily attributable to an increase in average balances.
These items were partially offset by higher interest expense on interest-bearing deposits of $16.6 million resulting from the net impact of higher interest-bearing deposit balances partially offset by lower rates.
Nine Months. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, net interest income increased by $355.4 million, or 29%, and net interest margin increased by 14 bps. Average interest-earning assets increased by 25% and average yields decreased by 51 bps, while average interest-bearing liabilities increased by 27% and the average cost of interest-bearing liabilities decreased by 79 bps.
The $355.4 million increase in net interest income was primarily driven by (i) higher interest income on loans of $370.2 million, which was primarily a function of higher average balances and origination volume, as well as longer loan

SoFi Technologies, Inc.

holding periods and (ii) higher interest income from investment securities of $33.7 million primarily attributable to higher average balances.
These items were partially offset by (i) higher interest expense on deposits of $32.0 million primarily attributable to higher average balances, (ii) lower interest income on interest-bearing deposits with banks of $19.9 million primarily attributable to lower rates, and (iii) higher interest expense on warehouse facilities of $5.5 million primarily attributable to higher average balances.
Noninterest Income
The following table presents the components of our total noninterest income:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Loan origination, sales, securitizations and servicing	$65,431	$80,012	$(14,581)	(18)%	$189,091	$205,517	$(16,426)	(8)%
Technology products and solutions	89,707	90,896	(1,189)	(1)%	266,940	262,434	4,506	2%
Loan platform fees	164,897	55,641	109,256	196%	385,052	78,373	306,679	391%
Other	56,451	39,562	16,889	43%	145,543	148,098	(2,555)	(2)%
Total noninterest income	$376,486	$266,111	$110,375	41%	$986,626	$694,422	$292,204	42%
Total noninterest income increased by $110.4 million, or 41%, and $292.2 million, or 42%, for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024.
Loan Origination, Sales, Securitizations and Servicing
Three Months. Loan origination, sales, securitizations and servicing decreased by $14.6 million, or 18%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was driven primarily by lower fair value gains on personal and student loans. These decreases were partially offset by gains during the 2025 period compared to losses in the 2024 period on interest rate swap positions primarily related to personal loans and student loans, higher fair value gains on home loans in the 2025 period primarily impacted by increased loan origination volume, higher origination fees and net lower personal and student loan write-offs.
Nine Months. Loan origination, sales, securitizations and servicing decreased by $16.4 million, or 8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven primarily by losses during the 2025 period compared to gains in the 2024 period on interest rate swap positions primarily related to student loans and personal loans, lower fair value gains on personal loans and net higher personal and student loan write-offs. These decreases were partially offset by higher fair value gains on student loans, higher origination fees and higher fair value gains on home loans in the 2025 period primarily impacted by increased loan origination volume.
Technology Products and Solutions
Three Months. Technology products and solutions decreased by $1.2 million, or 1%,for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was driven by a moderation in customer growth in our Technology Platform.
Nine Months. Technology products and solutions increased by $4.5 million, or 2%,for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was driven by increased processing and service arrangement activity among our integrated technology solutions clients.
Loan Platform Fees and Related Servicing
Three Months. Loan platform fees and related servicing increased by $106.8 million, or 175%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by an increase in Loan Platform Business originations, which grew 234% from the prior year period.

SoFi Technologies, Inc.

Nine Months. Loan platform fees and related servicing increased by $304.0 million, or 336%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase reflects a full period of Loan Platform Business originations during the 2025 period compared to the prior year period when the business was fully launched in the third quarter of 2024.
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Loan platform fees(1)	$164,897	$55,641	$109,256	196%	$385,052	$78,373	$306,679	391%
Servicing(2)	3,022	5,517	(2,495)	(45)%	9,548	12,206	(2,658)	(22)%
Loan platform fees and servicing, total noninterest income	$167,919	$61,158	$106,761	175%	$394,600	$90,579	$304,021	336%
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
Other
Three Months. Other noninterest income increased by $16.9 million, or 43%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by higher interchange and brokerage income.
Nine Months. Other noninterest income decreased by $2.6 million, or 2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven by a gain on extinguishment of debt during the 2024 period partially offset by higher interchange and brokerage income.
Provision for Credit Losses

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Credit card	$9,536	$6,126	$3,410	56%	$25,256	$24,727	$529	2%
Commercial and consumer banking	(337)	(113)	(224)	198%	(344)	108	(452)	n/m
Total	$9,199	$6,013	$3,186	53%	$24,912	$24,835	$77	—%
Three Months. The provision for credit losses was $9.2 million for the three months ended September 30, 2025, reflecting net charge-offs of $6.4 million and an allowance increase of $2.8 million. Net charge-offs of $6.4 million decreased $3.1 million compared to the three months ended September 30, 2024, driven by lower credit card charge-offs primarily due to an improved delinquency rate (total credit card delinquency rate was 3.3%, down approximately 200 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions. The allowance increase of $2.8 million primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio.
The prior year provision for the three months ended September 30, 2024 was $6.0 million, reflecting net charge-offs of $9.5 million and an allowance release of $3.5 million.
Nine Months. The provision for credit losses was $24.9 million for the nine months ended September 30, 2025, reflecting net charge-offs of $21.0 million and an allowance increase of $4.0 million. Net charge-offs of $21.0 million decreased $10.1 million compared to the nine months ended September 30, 2024, driven by lower credit card charge-offs primarily due to an improved delinquency rate as a result of tighter underwriting standards and risk mitigation actions. The allowance increase of $4.0 million primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio.
The prior year provision for the nine months ended September 30, 2024 was $24.8 million, reflecting net charge-offs of $31.1 million and an allowance release of $6.3 million.

SoFi Technologies, Inc.

Refer to “Analysis of Charge-offs” for a further discussion of the factors driving changes in net charge-offs and the allowance.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	September 30, 2025	September 30, 2024
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$50,634	$48,419
Total loans held for investment, at amortized cost outstanding(1)	1,519,920	1,457,125
Ratio(2)	3.33%	3.32%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was primarily attributable to a decrease of $80.1 million in secured loans, partially offset by improved credit quality in credit card.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	September 30, 2025		September 30, 2024
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$48,653	29%	$46,051	22%
Commercial and consumer banking	1,981	11%	2,368	10%
Secured loans(2)	—	60%	—	68%
Total	$50,634	100%	$48,419	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of September 30, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

SoFi Technologies, Inc.

Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$20,963,542	$137,342	2.60%	$16,680,744	$147,554	3.52%
Student loans	11,185,653	19,534	0.69%	7,508,433	12,963	0.69%
Home loans	536,756	—	—%	78,320	—	—%
Secured loans	821,851	—	—%	1,896,354	—	—%
Credit card	387,664	6,398	6.55%	273,947	9,481	13.77%
Commercial and consumer banking	165,277	5	0.01%	151,382	21	0.06%
Total loans	$34,060,743	$163,279	1.90%	$26,589,180	$170,019	2.54%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$19,339,051	$417,386	2.89%	$16,106,495	$433,775	3.60%
Student loans	10,117,039	53,878	0.71%	7,152,682	34,384	0.64%
Home loans	393,050	—	—%	65,465	—	—%
Secured loans	782,713	—	—%	1,065,438	—	—%
Credit card	341,725	20,953	8.20%	273,103	31,061	15.19%
Commercial and consumer banking	158,396	9	0.01%	140,429	50	0.05%
Total loans	$31,131,974	$492,226	2.11%	$24,803,612	$499,270	2.69%
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
For the three months ended September 30, 2025, the total net charge-off ratio was 1.90%, a decrease of 64 bps compared with the three months ended September 30, 2024. The decrease in the total net charge-off ratio was primarily due to a lower credit card net charge-off ratio reflective of improvement in delinquency rates (total credit card delinquency rate was 3.3%, down approximately 200 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions. Total net charge-offs of $163.3 million decreased $6.7 million from the comparable period primarily due to lower personal loans charge-offs of $10.2 million partially offset by an increase in student loans charge-offs of $6.6 million reflecting an increase in average loans.
For the nine months ended September 30, 2025, the total net charge-off ratio was 2.11%, a decrease of 58 bps compared with the nine months ended September 30, 2024, and total net charge-offs were $492.2 million, a decrease of $7.0 million over the comparable period. The decrease in the total net charge-off ratio was primarily due to a lower credit card net charge-off ratio reflective of improvement in delinquency rates (total credit card delinquency rate was 3.3%, down approximately 200 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, as well as a lower personal loans net charge-off ratio reflective of improvement in delinquency rates (total personal loan delinquency rate was 43 bps, down approximately 14 bps from the comparative period). The total net charge-off ratio decrease was partially offset by an increase in the student loan net charge-off ratio primarily driven by the repurchase of certain seasoned loans during 2025 that had a higher charge-off rate, in line with our expectations. While the student loan charge-off ratio increased during the period, the delinquency rate was in line with the prior year period, reflecting overall stable credit quality of the portfolio.

SoFi Technologies, Inc.

The decrease in total net charge-offs was $7.0 million, as lower personal loan and credit card net charge-offs of $16.4 million and $10.1 million, respectively, was offset by higher student loan net charge-offs of $19.5 million primarily reflecting an increase in average loans of 41%.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Technology and product development	$167,144	$139,714	$27,430	20%	$475,496	$402,801	$72,695	18%
Sales and marketing	286,878	214,904	71,974	33%	789,798	567,032	222,766	39%
Cost of operations	161,423	123,714	37,709	30%	447,380	333,478	113,902	34%
General and administrative	188,405	148,921	39,484	27%	510,192	439,167	71,025	16%
Total noninterest expense	$803,850	$627,253	$176,597	28%	$2,222,866	$1,742,478	$480,388	28%
Total noninterest expense increased by $176.6 million, or 28%, and $480.4 million, or 28%, for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, as described below.
Technology and product development
Three Months. Technology and product development expenses increased by $27.4 million, or 20%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and amortization of internally-developed software.
Nine Months. Technology and product development expenses increased by $72.7 million, or 18%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and amortization of internally-developed software.
Sales and marketing
Three Months. Sales and marketing expenses increased by $72.0 million, or 33%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by increases in advertising and marketing expenditures and lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings.
Nine Months. Sales and marketing expenses increased by $222.8 million, or 39%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was driven by increases in advertising and marketing expenditures and lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings.
Cost of operations
Three Months. Cost of operations expenses increased by $37.7 million, or 30%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by: (i) loan origination and servicing expenses, (ii) product fulfillment costs which included debit card fulfillment services, primarily related to our SoFi Money product, and (iii) higher employee compensation and benefits attributable to increases in headcount to support our growth.
Nine Months. Cost of operations expenses increased by $113.9 million, or 34%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was driven by: (i) loan origination and servicing expenses, (ii) higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, (iii) product fulfillment costs which included debit card fulfillment services, primarily related to our SoFi Money product, and (iv) professional services expense.

SoFi Technologies, Inc.

General and administrative
Three Months. General and administrative expenses increased by $39.5 million, or 27%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth.
Nine Months. General and administrative expenses increased by $71.0 million, or 16%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth.
Income Taxes
For the three and nine months ended September 30, 2025 and , we recorded income tax expense of $9.2 million and $32.8 million, respectively. For the three and nine months ended September 30, 2024, we recorded income tax expense of $3.1 million and $7.2 million, respectively. The income tax expense recognized in 2025 is primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. In the fourth quarter of 2024 we released a significant portion of our valuation allowance. During the nine months ended September 30, 2025, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.
On July 4, 2025, the OBBB was enacted into law, which included certain modifications to U.S. tax law. The Company does not expect it to have a material impact on our consolidated financial statements.

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

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
	2025	2024	Change	% Change	2025	2024	Change	% Change
Lending
Total net revenue	$493,382	$396,245	$97,137	25%	$1,350,267	$1,067,426	$282,841	26%
Directly attributable expenses	(219,808)	(152,964)	(66,844)	44%	(595,295)	(411,682)	(183,613)	45%
Contribution profit	261,600	238,928	22,672	9%	745,245	644,585	100,660	16%
Technology Platform
Total net revenue	$114,578	$102,539	$12,039	12%	$327,838	$292,343	$35,495	12%
Directly attributable expenses	(82,207)	(69,584)	(12,623)	18%	(231,359)	(197,495)	(33,864)	17%
Contribution profit	32,371	32,955	(584)	(2)%	96,479	94,848	1,631	2%
Financial Services
Total net revenue	$419,623	$238,308	$181,315	76%	$1,085,275	$564,991	$520,284	92%
Provision for credit losses	(9,199)	(6,008)	(3,191)	53%	(24,869)	(24,807)	(62)	—%
Directly attributable expenses	(184,867)	(132,542)	(52,325)	39%	(498,285)	(348,032)	(150,253)	43%
Contribution profit	225,557	99,758	125,799	126%	562,121	192,152	369,969	193%
Reportable segments total
Total net revenue	$1,027,583	$737,092	$290,491	39%	$2,763,380	$1,924,760	$838,620	44%
Provision for credit losses	(9,199)	(6,008)	(3,191)	53%	(24,869)	(24,807)	(62)	—%
Directly attributable expenses	(486,882)	(355,090)	(131,792)	37%	(1,324,939)	(957,209)	(367,730)	38%
Contribution profit	519,528	371,641	147,887	40%	1,403,845	931,585	472,260	51%

SoFi Technologies, Inc.

Lending Segment
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$427,973	$316,268	$111,705	35%	$1,161,269	$862,016	$299,253	35%
Noninterest income	65,409	79,977	(14,568)	(18)%	188,998	205,410	(16,412)	(8)%
Total net revenue	493,382	396,245	97,137	25%	1,350,267	1,067,426	282,841	26%
Servicing rights – change in valuation inputs or assumptions(1)	(11,989)	(4,362)	(7,627)	175%	(9,789)	(11,242)	1,453	(13)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	15	9	6	67%	62	83	(21)	(25)%
Directly attributable expenses:
Direct advertising	(91,604)	(51,587)	(40,017)	78%	(238,686)	(152,182)	(86,504)	57%
Lead generation	(49,974)	(40,376)	(9,598)	24%	(139,777)	(97,385)	(42,392)	44%
Compensation and benefits	(43,007)	(34,162)	(8,845)	26%	(121,645)	(93,041)	(28,604)	31%
Loan origination and servicing costs	(23,070)	(14,464)	(8,606)	59%	(61,425)	(37,075)	(24,350)	66%
Professional services	(3,624)	(3,776)	152	(4)%	(9,364)	(8,931)	(433)	5%
Intercompany technology platform expenses	(578)	(1,342)	764	(57)%	(1,544)	(2,222)	678	(31)%
Other(3)	(7,951)	(7,257)	(694)	10%	(22,854)	(20,846)	(2,008)	10%
Directly attributable expenses	(219,808)	(152,964)	(66,844)	44%	(595,295)	(411,682)	(183,613)	45%
Contribution profit	$261,600	$238,928	$22,672	9%	$745,245	$644,585	$100,660	16%

Adjusted net revenue – Lending(4)	$481,408	$391,892	$89,516	23%	$1,340,540	$1,056,267	$284,273	27%
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
Net interest income
Three Months. Net interest income in our Lending segment increased by $111.7 million, or 35%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $3.9 billion (25%) and $3.4 billion (47%), respectively, combined with higher weighted average interest rates on student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods.

SoFi Technologies, Inc.

Nine Months. Net interest income in our Lending segment increased by $299.3 million, or 35%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $3.0 billion (19%) and $2.7 billion (40%), respectively, combined with higher weighted average interest rates on student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods.
Noninterest income
Noninterest income in our Lending segment decreased by $14.6 million, or 18%, and decreased by $16.4 million, or 8%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. For the three and nine month periods, the change was primarily attributable to lower loan origination, sales, securitizations and servicing income.
Loan Origination, Sales, Securitizations and Servicing
The following table presents the components of noninterest income—loan origination, sales, securitizations and servicing:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$104,371	$392,871	$(288,500)	(73)%	$532,881	$376,929	$155,952	41%
Economic derivative hedges of loan fair values	6,262	(267,731)	273,993	n/m	(200,237)	7,296	(207,533)	n/m
Loan origination fees	104,995	98,501	6,494	7%	327,751	270,286	57,465	21%
Loan write-off expense – whole loans(2)	(156,876)	(159,889)	3,013	(2)%	(471,471)	(467,466)	(4,005)	1%
Other(3)	6,657	16,237	(9,580)	(59)%	101	18,394	(18,293)	(99)%
Loan origination, sales, securitizations and servicing noninterest income	$65,409	$79,989	$(14,580)	(18)%	$189,025	$205,439	$(16,414)	(8)%
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
(2)For the three months ended September 30, 2025 and 2024, includes gross write-offs of $186.5 million and $182.8 million, respectively. Total recoveries were $29.6 million and $22.9 million, respectively, of which $21.5 million and $17.1 million, respectively, were captured via loan sales to a third-party collection agency. For the nine months ended September 30, 2025 and 2024, includes gross write-offs of $552.3 million and $545.9 million, respectively. Total recoveries were $80.9 million and $78.4 million, respectively, of which $58.1 million and $60.9 million, respectively, were captured via loan sales to a third-party collection agency.
(3)Includes changes in fair value of servicing rights, gains (losses) on IRLCs and interest rate caps and the (expense) benefit associated with our estimated loan repurchase obligation (see Note 14. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information).
Three Months. The decrease in loan origination, sales, securitizations and servicing income of $14.6 million, or 18%, was primarily driven by lower fair value gains on personal loans in the 2025 period primarily impacted by larger decreases in discount rate assumptions during 2024 ($229.3 million), as well as lower fair value gains on student loans primarily impacted by a lower decrease in discount rate assumptions ($80.7 million).
These decreases were partially offset by (i) gains during the 2025 period compared to losses in the 2024 period on interest rate swap positions primarily related to personal loans and student loans ($276.5 million), (ii) higher fair value gains on home loans in the 2025 period primarily impacted by increased loan origination volume ($26.8 million), (iii) higher origination fees ($6.5 million) primarily related to home loans and a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, and (iv) net lower loan write-offs in the 2025 period ($3.0 million), which were related to personal and student loans.
Nine Months. The decrease in loan origination, sales, securitizations and servicing of $16.4 million, or 8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by (i) losses during the 2025 period compared to gains in the 2024 period on interest rate swap positions primarily related to student loans

SoFi Technologies, Inc.

and personal loans ($203.3 million), (ii) lower fair value gains on personal loans ($21.3 million) primarily impacted by smaller increases in prepayment rate assumptions during 2025, and (iii) net higher loan write-offs in the 2025 period ($4.0 million), which were related to personal and student loans.
These decreases were partially offset by (i) higher fair value gains on student loans primarily impacted by a larger decrease in discount rate assumptions ($142.7 million), (ii) higher origination fees ($57.5 million) primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, as well as home loans, and (iii) higher fair value gains on home loans in the 2025 period primarily impacted by increased loan origination volume ($50.3 million).
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
The table below presents information related to our loan servicing assets:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Servicing income recognized
Personal loans	$30,972	$30,575	$397	1%	$93,874	$63,120	$30,754	49%
Student loans	4,338	5,711	(1,373)	(24)%	12,477	17,311	(4,834)	(28)%
Home loans	4,874	4,459	415	9%	13,787	12,787	1,000	8%
Servicing rights fair value change
Personal loans	$5,490	$7,388	$(1,898)	(26)%	$54,006	$108,988	$(54,982)	(50)%
Student loans	2,193	(4,254)	6,447	n/m	(13,019)	(5,130)	(7,889)	154%
Home loans	837	1,664	(827)	(50)%	411	11,800	(11,389)	(97)%
Directly attributable expenses
Three Months. Lending segment directly attributable expenses increased by $66.8 million, or 44%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to: (i) an increase in direct advertising primarily related to online, digital and direct mail advertising, (ii) an increase in expense related to personal loan lead generation channels, (iii) an increase in allocated compensation and related benefits, which reflected an increase in headcount in 2025 to support growth in the Lending segment, and (iv) an increase in loan origination and servicing costs which corresponds with increased loan origination volume.
Nine Months. Lending segment directly attributable expenses increased by $183.6 million, or 45%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to: (i) an increase in direct advertising primarily related to online, digital and direct mail advertising, (ii) an increase in expense related to personal loan lead generation channels, (iii) an increase in allocated compensation and related benefits, which reflected an increase in headcount in 2025 to support growth in the Lending segment, and (iv) an increase in loan origination and servicing costs which corresponds with increased loan origination volume.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Lending segment.

SoFi Technologies, Inc.

In the table below, we present certain metrics and financial information related to our Lending segment:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
Metric	2025	2024	Change	% Change	2025	2024	Change	% Change
Total products (number, as of period end)	2,462,588	1,890,761	571,827	30%	2,462,588	1,890,761	571,827	30%
Origination volume ($ in thousands, during period)
Personal loans(1)	$7,488,879	$4,892,040	$2,596,839	53%	$19,994,466	$12,363,036	$7,631,430	62%
Student loans	1,491,724	943,584	548,140	58%	3,676,513	2,431,782	1,244,731	51%
Home loans	944,651	489,767	454,884	93%	2,261,290	1,242,851	1,018,439	82%
Total	$9,925,254	$6,325,391	$3,599,863	57%	$25,932,269	$16,037,669	$9,894,600	62%
Loans with a balance (number, as of period end)(2)	1,609,858	1,170,999	438,859	37%	1,609,858	1,170,999	438,859	37%
Average loan balance ($, as of period end)(2)
Personal loans	$25,964	$25,063	$901	4%	$25,964	$25,063	$901	4%
Student loans(3)	42,211	42,713	(502)	(1)%	42,211	42,713	(502)	(1)%
Home loans	254,660	283,948	(29,288)	(10)%	254,660	283,948	(29,288)	(10)%
__________________
(1)Inclusive of origination volume related to our Loan Platform Business. For the three and nine months ended September 30, 2025, we originated $3.4 billion and $7.4 billion, respectively, of personal loans on behalf of third parties. For the three and nine months ended September 30, 2024, we originated $1.0 billion of personal loans on behalf of third parties.
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
Personal Loans. During the three and nine months ended September 30, 2025, total personal loan origination volume increased by 53% and 62%, respectively, relative to the corresponding 2024 periods, inclusive of a $3.4 billion and $7.4 billion increase, respectively, related to personal loans originated on behalf of third parties in support of our Loan Platform Business which we expanded starting in the second half of 2024. Demand from our Loan Platform Business has continued to increase as partners seek to leverage our customer acquisition and operational capabilities to originate loans at scale, as well as increased demand driven by expanded advertising and marketing efforts.
Student Loans. During the three and nine months ended September 30, 2025, student loan origination volume increased by 58% and 51%, respectively, relative to the corresponding 2024 periods, as demand for student loan refinancing products continued to increase after the resumption of principal and interest payments in 2024 on federally-held student loans as borrowers looked to refinance at a lower rate, as well as increased interest in loan term extensions given the elevated interest rate environment.
Home Loans. During the three and nine months ended September 30, 2025, home loan origination volume increased by 93% and 82%, respectively, relative to the corresponding 2024 periods. Our home loan origination volume increased notably throughout 2024 and into 2025, aided by the increased capacity and technology and fulfillment capabilities subsequent to our acquisition of Wyndham. During 2024, we began offering fixed rate home equity loans and variable rate HELOCs. Origination volume during 2025 reflected increased demand for home equity loans, which have allowed members to take advantage of the equity that has built up in their homes.

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
In the table below, we present additional information related to our lending products:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Overall weighted average origination FICO	750	750	748	750
Personal Loans(1)
Weighted average origination FICO	745	746	744	746
Weighted average interest rate earned(2)	12.99%	13.28%	13.08%	13.39%
Interest income recognized	$645,352	$526,702	$1,777,917	$1,531,533
Sales of loans	$3,590,565	$1,462,748	$9,000,608	$3,924,970
Student Loans
Weighted average origination FICO	773	765	770	766
Weighted average interest rate earned(2)	5.86%	5.75%	5.93%	5.67%
Interest income recognized	$155,392	$103,160	$422,672	$290,985
Sales of loans	$376,545	$—	$376,545	$294,187
Home Loans
Weighted average origination FICO	750	764	749	757
Weighted average interest rate earned(2)	7.90%	8.82%	7.77%	8.60%
Interest income recognized	$10,110	$1,705	$21,767	$4,167
Sales of loans	$584,776	$504,211	$1,684,344	$1,229,650
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the three and nine months ended September 30, 2025, included $3.3 billion and $7.3 billion, respectively, related to loans originated on behalf of third parties. For the three and nine months ended September 30, 2024, included $1.0 billion related to loans originated on behalf of third parties.
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
The following table summarizes our current whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$175,586	$374,818	$1,488,934	$2,011,381
Receivable	—	2,252	—	5,288
Servicing assets recognized	11,340	22,290	91,782	126,311
Repurchase liabilities recognized	(402)	(1,275)	(2,202)	(7,256)
Total consideration	186,524	398,085	1,578,514	2,135,724
Aggregate unpaid principal balance and accrued interest of loans sold	175,761	377,257	1,489,459	2,016,721
Realized gain	$10,763	$20,828	$89,055	$119,003
Sale execution(1)(2)	106.4%	105.9%	106.1%	106.3%
Student loans
Fair value of consideration received:
Cash	$405,538	$—	$405,538	$310,331
Servicing assets recognized	11,221	—	11,221	8,249
Repurchase liabilities recognized	(38)	—	(38)	(46)
Total consideration	416,721	—	416,721	318,534
Aggregate unpaid principal balance and accrued interest of loans sold	393,579	—	393,579	303,578
Realized gain	$23,142	$—	$23,142	$14,956
Sale execution(1)	105.9%	—%	105.9%	104.9%
Home loans
Fair value of consideration received:
Cash	$596,969	$513,487	$1,715,820	$1,243,195
Servicing assets recognized	4,968	4,430	11,984	10,652
Repurchase liabilities recognized	(992)	(890)	(3,135)	(2,029)
Total consideration	600,945	517,027	1,724,669	1,251,818
Aggregate unpaid principal balance and accrued interest of loans sold	585,131	504,694	1,686,995	1,230,251
Realized gain	$15,814	$12,333	$37,674	$21,567
Sale execution(1)	102.9%	102.6%	102.4%	101.9%
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
(2)Excludes net origination fees, which are recognized in earnings at the time of origination. Personal loans sold during the three and nine months ended September 30, 2025 had related origination fees of $6,364 and $41,869, respectively. Sales execution, for the respective periods, including these origination fees would be 110.0% and 108.9%, respectively. Personal loans sold during the three and nine months ended September 30, 2024, had related origination fees of $9,157 and $29,415, respectively. Sales execution, for the respective periods, including these origination fees would be 108.3% and 107.7%, respectively.

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personal loans
Fair value of consideration received:
Cash	$7,199	$6,481	$21,599	$17,030
Servicing assets recognized	6,298	5,676	18,908	13,960
Repurchase liabilities recognized	(99)	(24)	(270)	(77)
Total consideration	13,398	12,133	40,237	30,913
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	94,636	85,363	284,168	225,224
Realized loss	$(81,238)	$(73,230)	$(243,931)	$(194,311)
Sale execution(3)	14.3%	14.2%	14.3%	13.8%
_____________________
(1) During the three and nine months ended September 30, 2025, includes $90.0 million and $270.0 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. During the three and nine months ended September 30, 2024, includes $81.0 million and $212.9 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the three and nine months ended September 30, 2025, $62.4 million and $189.1 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2024, $50.3 million and $140.6 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of September 30, 2025 and 2024, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
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
Technology Platform Segment
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$432	$629	$(197)	(31)%	$1,111	$1,685	$(574)	(34)%
Noninterest income	114,146	101,910	12,236	12%	326,727	290,658	36,069	12%
Total net revenue	114,578	102,539	12,039	12%	327,838	292,343	35,495	12%
Directly attributable expenses:
Compensation and benefits	(48,520)	(38,127)	(10,393)	27%	(137,174)	(109,814)	(27,360)	25%
Product fulfillment	(15,909)	(15,501)	(408)	3%	(45,121)	(44,077)	(1,044)	2%
Tools and subscriptions	(9,207)	(7,757)	(1,450)	19%	(26,785)	(20,739)	(6,046)	29%
Professional services	(4,171)	(3,663)	(508)	14%	(10,747)	(9,585)	(1,162)	12%
Other(1)	(4,400)	(4,536)	136	(3)%	(11,532)	(13,280)	1,748	(13)%
Directly attributable expenses	(82,207)	(69,584)	(12,623)	18%	(231,359)	(197,495)	(33,864)	17%
Contribution profit	$32,371	$32,955	$(584)	(2)%	$96,479	$94,848	$1,631	2%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs.
Net interest income
Net interest income in our Technology Platform segment of $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, relates to interest income earned on segment cash balances.

SoFi Technologies, Inc.

Noninterest income
Three Months. Noninterest income in our Technology Platform segment increased by $12.2 million, or 12%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to an increase in intercompany revenue of $14.0 million, primarily attributable to increased usage of technology platform services during the 2025 periods by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Nine Months. Noninterest income in our Technology Platform segment increased by $36.1 million, or 12%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to an increase in intercompany revenue of $33.1 million, primarily attributable to increased usage of technology platform services during the 2025 periods by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
Three Months. Technology Platform segment directly attributable expenses increased by $12.6 million, or 18%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to an increase in allocated compensation and related benefits, which reflected an increase in headcount and increases in average compensation in 2025.
Nine Months. Technology Platform segment directly attributable expenses increased by $33.9 million, or 17%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to an increase in allocated compensation and related benefits, which reflected an increase in headcount and increases in average compensation in 2025.
Total Accounts
In the table below, we present the total accounts metric related to Galileo within our Technology Platform segment:

			2025 vs 2024
	September 30, 2025	September 30, 2024	Change	% Change
Total accounts	157,859,670	160,179,299	(2,319,629)	(1)%
See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Technology Platform segment.

SoFi Technologies, Inc.

Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution profit for the Financial Services segment:

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$203,660	$154,143	$49,517	32%	$570,181	$413,085	$157,096	38%
Noninterest income	215,963	84,165	131,798	157%	515,094	151,906	363,188	239%
Total net revenue	419,623	238,308	181,315	76%	1,085,275	564,991	520,284	92%
Provision for credit losses	(9,199)	(6,008)	(3,191)	53%	(24,869)	(24,807)	(62)	—%
Directly attributable expenses:
Compensation and benefits	(45,912)	(32,596)	(13,316)	41%	(126,534)	(97,410)	(29,124)	30%
Direct advertising	(9,286)	(15,049)	5,763	(38)%	(23,385)	(30,236)	6,851	(23)%
Lead generation	(39,244)	(20,164)	(19,080)	95%	(104,092)	(34,035)	(70,057)	206%
Product fulfillment	(25,011)	(19,258)	(5,753)	30%	(62,748)	(53,055)	(9,693)	18%
Member incentives	(20,417)	(19,986)	(431)	2%	(54,503)	(61,655)	7,152	(12)%
Professional services	(7,440)	(6,494)	(946)	15%	(21,172)	(15,760)	(5,412)	34%
Intercompany technology platform expenses	(10,524)	(5,140)	(5,384)	105%	(34,865)	(15,624)	(19,241)	123%
Other(1)	(27,033)	(13,855)	(13,178)	95%	(70,986)	(40,257)	(30,729)	76%
Directly attributable expenses	(184,867)	(132,542)	(52,325)	39%	(498,285)	(348,032)	(150,253)	43%
Contribution profit	$225,557	$99,758	$125,799	126%	$562,121	$192,152	$369,969	193%
___________________
(1)Other expenses primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Net interest income
Net interest income in our Financial Services segment increased by $49.5 million, or 32%, and $157.1 million, or 38%, for the three and nine months ended September 30, 2025,respectively compared to the same periods in 2024, which was primarily attributable to net interest income earned on our deposits which includes interest income based on our FTP framework (which is eliminated in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank.

SoFi Technologies, Inc.

Noninterest income
The table below presents revenue from contracts with customers disaggregated by type of service, as well as a reconciliation of total revenue from contracts with customers to total noninterest income for the Financial Services segment.

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Referrals, loan platform business(1)	$18,007	$13,283	$4,724	36%	$60,255	$35,865	$24,390	68%
Referrals, other(2)	3,695	1,960	1,735	89%	8,813	5,732	3,081	54%
Interchange(2)	29,089	18,771	10,318	55%	78,403	45,230	33,173	73%
Brokerage(2)	12,257	5,651	6,606	117%	26,784	15,645	11,139	71%
Other(2)(3)	4,107	565	3,542	627%	8,004	2,146	5,858	273%
Total revenue from contracts with customers(4)	67,155	40,230	26,925	67%	182,259	104,618	77,641	74%
Loan platform business, other(1)	146,890	42,358	104,532	247%	324,797	42,508	282,289	664%
Other sources of revenue(5)	1,918	1,577	341	22%	8,038	4,780	3,258	68%
Total Financial Services noninterest income	$215,963	$84,165	$131,798	157%	$515,094	$151,906	$363,188	239%
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
Three Months. Noninterest income in our Financial Services segment increased by $131.8 million, or 157%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to: (i) growth in our Loan Platform Business of $109.3 million, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners; and (ii) an increase in interchange fees of $10.3 million, which coincided with increased credit card and debit card transactions.
Nine Months. Noninterest income in our Financial Services segment increased by $363.2 million, or 239%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to: (i) growth in our Loan Platform Business of $306.7 million, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners; and (ii) an increase in interchange fees of $33.2 million, which coincided with increased credit card and debit card transactions.
Provision for credit losses
Provision for credit losses in our Financial Services segment increased by $3.2 million, or 53%, and $0.1 million, or —%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The allowance increase of $2.8 million and $4.0 million, during the three and nine months ended September 30, 2025, respectively, primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio. Net charge-offs decreased primarily related to improvement in credit card delinquency rates (total credit card delinquency rate was 3.3% as of September 30, 2025, down approximately 200 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions.

SoFi Technologies, Inc.

Directly attributable expenses
Three Months. Financial Services directly attributable expenses increased by $52.3 million, or 39%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to: (i) a net increase in direct advertising and lead generation costs as we continue to expand our Loan Platform Business; (ii) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2025 period; and (iii) an increase in allocated compensation and related benefits which reflected an increase in headcount and increases in average compensation in 2025 to support growth in the Financial Services segment.
Nine Months. Financial Services directly attributable expenses increased by $150.3 million, or 43%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to: (i) a net increase in direct advertising and lead generation costs as we continue to expand our Loan Platform Business and our SoFi Money product ; (ii) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2025 period; and (iii) an increase in allocated compensation and related benefits which reflected an increase in headcount and increases in average compensation in 2025 to support growth in the Financial Services segment.
Total Products
In the table below, we present the total products metric related to our Financial Services segment:

			2025 vs 2024
	September 30, 2025	September 30, 2024	Change	% Change
Total products	16,090,465	11,759,969	4,330,496	37%
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

	Three Months Ended September 30,		2025 vs 2024		Nine Months Ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income (expense)	$(46,951)	$(40,030)	$(6,921)	17%	$(130,884)	$(30,474)	$(100,410)	329%
Noninterest income (loss)	(19,032)	59	(19,091)	n/m	(44,193)	46,448	(90,641)	n/m
Total net revenue (loss)	$(65,983)	$(39,971)	$(26,012)	65%	$(175,077)	$15,974	$(191,051)	n/m

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Reportable segments directly attributable expenses	$(486,882)	$(355,090)	$(1,324,939)	$(957,209)
Intercompany expenses	23,974	9,931	58,351	25,227
Expenses not allocated to segments:
Share-based compensation expense	(66,469)	(63,646)	(193,481)	(179,785)
Employee-related costs(1)	(94,926)	(77,176)	(269,709)	(207,346)
Depreciation and amortization expense	(59,245)	(51,791)	(171,271)	(149,953)
Other corporate and unallocated expenses(2)	(120,302)	(89,481)	(321,817)	(273,412)
Total noninterest expense	$(803,850)	$(627,253)	$(2,222,866)	$(1,742,478)
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

SoFi Technologies, Inc.

Consolidated Balance Sheet Analysis

Assets
The following is a discussion of the significant changes in our assets, liabilities and permanent equity between September 30, 2025 and December 31, 2024.

			2025 vs 2024
	September 30, 2025	December 31, 2024	$ Change	% Change
Assets
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,746,447	$2,709,360	$1,037,087	38%
Investment securities	2,512,437	1,895,689	616,748	33%
Total loans	34,899,287	27,528,718	7,370,569	27%
All other assets(1)	4,135,279	4,117,184	18,095	—%
Total assets	$45,293,450	$36,250,951	$9,042,499	25%
___________________
(1)All other assets includes servicing rights, property, equipment and software, goodwill, intangible assets, operating lease right-of-use assets and other assets. See the condensed consolidated balance sheets within this report.
Total assets as of September 30, 2025 were $45.3 billion, up $9.0 billion, or 25%, from December 31, 2024. The increase was primarily attributable to an increase in total loans of $7.4 billion, comprised of held for sale ($3.9 billion) driven by an increase in personal and home loan originations and an increase in our loans held for investment ($3.5 billion) which was primarily related to student loan purchases and originations. See "Cash Flow and Liquidity Analysis" for further discussion of changes in total cash, cash equivalents, restricted cash and restricted cash equivalents during the nine months ended September 30, 2025.

			2025 vs 2024
	September 30, 2025	December 31, 2024	$ Change	% Change
Liabilities and permanent equity
Liabilities:
Total deposits	$32,946,399	$25,978,204	$6,968,195	27%
Debt	2,713,942	3,092,692	(378,750)	(12)%
All other liabilities(1)	853,146	654,921	198,225	30%
Total liabilities	36,513,487	29,725,817	6,787,670	23%
Total permanent equity	8,779,963	6,525,134	2,254,829	35%
Total liabilities and permanent equity	$45,293,450	$36,250,951	$9,042,499	25%
___________________
(1)Other liabilities includes accounts payable, accruals and other liabilities, operating lease liabilities and residual interests classified as debt. See the condensed consolidated balance sheets within this report.
Liabilities and Permanent Equity
Total liabilities as of September 30, 2025 were $36.5 billion, up $6.8 billion, or 23%, from December 31, 2024. The increase was primarily attributable to an increase in total deposits ($7.0 billion) driven by our differentiated checking and savings account offerings and competitive APY, partially offset by a decrease in total debt ($378.8 million) as a common stock offering in July 2025 allowed us to reduce our reliance on warehouse debt.
Total permanent equity as of September 30, 2025 was $8.8 billion, up $2.3 billion, or 35%, from December 31, 2024. The increase was primarily attributable to a common stock offering in July 2025, and a decrease in accumulated deficit driven by net income during the nine months ended September 30, 2025.

SoFi Technologies, Inc.

Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash used in operating activities	$(2,751,280)	$(919,704)
Net cash used in investing activities	(4,622,155)	(3,540,106)
Net cash provided by financing activities	8,411,582	3,813,743
Cash Flows from Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities primarily stemmed from loans held for sale originations outpacing cash proceeds from loans held for sale paydowns and sales activities, partially offset by net income, paydowns on our loans previously classified as held for sale, and favorable changes in other assets. We had principal loan originations of $22.3 billion and principal loan purchases of $18.1 million during the period. These cash uses were partially offset by principal loan payments of $8.2 billion and principal loan sales of $10.6 billion.
For the nine months ended September 30, 2024, net cash provided by operating activities stemmed from net income, a favorable change in our operating assets net of operating liabilities, including cash proceeds from loans held or previously classified as held for sale paydowns and sales activities outpacing loans held for sale originations. We originated loans of $13.6 billion during the period and also purchased loans of $21.7 million. These cash uses were partially offset by principal payments on loans of $7.0 billion and proceeds from loan sales of $5.3 billion.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was primarily driven by growth in our loans and AFS investment portfolio, including $4.2 billion of loan originations, $1.4 billion of loan purchases and $1.1 billion of AFS investment purchases, as well as net outflows related to credit cards of $158.6 million. These outflows were partially offset by $1.5 billion of proceeds from loan repayments and recoveries, proceeds from loan sales of $392.6 million as well as $249.5 million of AFS investment sales and $339.0 million of AFS investment payments and maturities.
For the nine months ended September 30, 2024, net cash used in investing activities was primarily driven by originations and purchases of loans held for investment outpacing repayments of loans held for investment as well as investment securities purchases. These uses were partially offset by cash proceeds from sales, maturities, and paydowns of investment securities and from sales of loans held for investment. We originated loans of $4.3 billion during the period, partially offset by principal payments on loans of $1.3 billion and proceeds from loan sales of $434.5 million, as well as net outflows related to credit cards of $30.7 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits and proceeds from the common stock offering that we completed in the third quarter of 2025. This was partially offset by our net change in debt facilities related to our warehouses and debt repayments.
For the nine months ended September 30, 2024, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits and proceeds from the issuance of our 2029 convertible notes. This was partially offset by our net change in debt facilities related to our warehouses and debt repayments.

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
The following table summarizes our total liquidity reserves:

	September 30, 2025
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$3,246,351	n/a	$3,246,351
Investments in AFS debt securities(1)	2,285,835	n/a	2,285,835
Warehouse facilities(2)	7,280,000	897,515	6,382,485
Revolving credit facility(3)	645,000	497,400	147,600
FHLB advances(4)	156,991	46,700	110,291
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$13,664,177	$1,441,615	$12,222,562
___________________
(1)Excludes investments in AFS debt securities which are pledged as collateral to the FHLB, and AFS securitization investments.
(2)Includes personal loan, student loan and risk retention warehouse facilities. For risk retention facilities, we only include capacity amounts wherein we can pledge additional asset-backed bonds and residual investments as of the date indicated. As of September 30, 2025, warehouse facility maturity dates ranged from May 2026 through August 2028. See Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)As of September 30, 2025, the amount utilized under the revolving credit facility includes $11.4 million utilized to secure letters of credit. See Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of September 30, 2025, we had $79.2 million of investments in AFS debt securities and $63.8 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $157.0 million, of which $46.7 million was utilized to secure letters of credit.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of September 30, 2025 and December 31, 2024, time deposit balances due in less than one year totaled $1.6 billion and $814.7 million, respectively. As of September 30, 2025 and December 31, 2024, the amount of uninsured deposits totaled $721.1 million and $544.3 million, respectively. As of September 30, 2025, approximately 98% of our total deposits were insured.
On July 31, 2025, the Company completed an underwritten public offering of 82,733,817 shares of common stock, at an offering price of $20.85 per share. The Company received net proceeds of $1.7 billion after deducting underwriting discounts and offering costs. The Company used a portion of the proceeds to reduce its higher-cost debt and give the flexibility to pursue growth opportunities.
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
As of September 30, 2025, we had debt obligations and common stock outstanding.

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
We were in compliance with all covenants as of September 30, 2025.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of September 30, 2025, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of September 30, 2025, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.

SoFi Technologies, Inc.

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
The risk- and leverage-based capital ratios and amounts are presented below:

	September 30, 2025		December 31, 2024
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Technologies(3)
CET1 risk-based capital	$6,719,666	20.0%	$4,457,212	16.0%	7.0%	n/a
Tier 1 risk-based capital	6,719,666	20.0%	4,457,212	16.0%	8.5%	n/a
Total risk-based capital	6,770,083	20.2%	4,503,618	16.2%	10.5%	n/a
Tier 1 leverage	6,719,666	16.1%	4,457,212	13.4%	4.0%	n/a
Risk-weighted assets	33,522,251		27,859,577
Quarterly adjusted average assets	41,783,596		33,234,724
SoFi Bank
CET1 risk-based capital	$5,574,614	17.6%	$4,352,537	17.3%	7.0%	6.5%
Tier 1 risk-based capital	5,574,614	17.6%	4,352,537	17.3%	8.5%	8.0%
Total risk-based capital	5,625,031	17.8%	4,398,944	17.5%	10.5%	10.0%
Tier 1 leverage	5,574,614	14.3%	4,352,537	14.4%	4.0%	5.0%
Risk-weighted assets	31,672,531		25,207,621
Quarterly adjusted average assets	38,971,463		30,159,786
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
(3)Amounts and ratios for September 30, 2025 are estimated. Our risk-based capital ratios and Tier 1 leverage ratio increased for SoFi Technologies as of September 30, 2025 compared to December 31, 2024. This increase was primarily driven by the issuance of $1.7 billion of common stock during the third quarter of 2025 and net income, partially offset by an increase in risk-weighted assets primarily driven by loan growth.
As of September 30, 2025 and December 31, 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since September 30, 2025 that management believes would change the categorization.
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

SoFi Technologies, Inc.

certain such transfers. If realized, any of the repurchases would require the use of cash. See Note 14. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for further information on these and other guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Factors Affecting Liquidity
The activities of our lending business are a key factor affecting our liquidity, in particular our origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to have adequate liquidity to fund our balance sheet is impacted by our ability to access new deposits, and retain and grow existing deposits, along with our ability to access whole loan buyers, sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms, and to strategically manage our continuing financial interest in securitization-related transfers. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the third quarter of 2025.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of September 30, 2025, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
Other Arrangements
We enter into arrangements in which we originate loans, establish an SPE and transfer loans to the SPE, which has historically served as an important source of liquidity. We also retain the servicing rights of the underlying loans and hold additional interests in the SPE. When an SPE is determined not to be a VIE or when an SPE is determined to be a VIE but we

SoFi Technologies, Inc.

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
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of September 30, 2025, we had goodwill of $1.4 billion.
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
During the third quarter of 2025, due to the continued the shift in strategy to focus on potential new partners with scaled customer bases and the change in customer mix within the Technology Platform segment, management concluded, based on its assessment of these factors, it would perform an interim quantitative assessment on the Galileo and Technisys reporting units as of September 1, 2025 to determine if there was any goodwill impairment.

SoFi Technologies, Inc.

As of September 1, 2025, management calculated the fair value amount of the Galileo and Technisys reporting units using an evenly weighted combination of a DCF calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The discount rates used for the Galileo and Technisys reporting units in our interim quantitative assessment were 12.9% and 19.3%, respectively. The higher discount rate at Technisys, relative to Galileo, was primarily driven by macroeconomic factors in Latin America, specifically the highly inflationary economic environment in Argentina. Additionally, management applied a terminal year long-term growth rate of 4.0% to both reporting units. As a result of this interim quantitative assessment, the fair value of the Galileo and Technisys reporting units were determined to be above their respective carrying values which resulted in no impairment at September 1, 2025. If the discount rate applied to the estimated cash flows was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would decrease or increase by approximately 4% and 3%, respectively. Similarly, if the long-term growth rate was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would increase or decrease by approximately 2% and 1%, respectively. Or, if the Company’s market capitalization was to decline due to unforeseen factors or if changes in our customer mix were to transpire at a rate significantly different than anticipated, it could impact the fair value of the respective units.
Subsequent to our September 1, 2025 interim goodwill assessment, the Company aggregated its Galileo and Technisys reporting units into a single reporting unit, Technology Platform. This update is reflective of the operational and strategic integration of these former two reporting units - and is consistent with how segment management manages the business. As a result, the amount of goodwill previously assigned to Galileo and Technisys of $816.0 million and $522.6 million, respectively, will be combined in the Technology Platform reporting unit ($1.3 billion).
Management cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the value of goodwill. We continue to monitor the aforementioned conditions, the general macroeconomic environment, including the interest rate environment, inflationary pressures, and the potential for a prolonged economic downturn or recession, as well as other factors, including those listed in "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in Part II, Item 1A of this Quarterly Report. Further persistence of the aforementioned conditions and these other factors could result in impairment charges in future periods.
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

SoFi Technologies, Inc.

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

	Net Interest Income (Expense)
	September 30, 2025	December 31, 2024
Basis point change scenario
+200	$(183,446)	$(140,315)
+100	(77,649)	(62,415)
-100	126,709	53,730
-200	207,831	99,763

	Change in Fair Value
	September 30, 2025	December 31, 2024
Basis point change scenario
+200	$(1,440,652)	$(1,102,784)
+100	(736,937)	(562,526)
-100	776,348	591,349
-200	1,597,817	1,209,383

SoFi Technologies, Inc.

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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of September 30, 2025 based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of September 30, 2025. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.
The carrying value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans at amortized cost, for which we have recorded an allowance as of September 30, 2025.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(135,873)	$135,873
Carrying value	(5,063)	5,063
Income (loss) before income taxes	(140,936)	140,936
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

SoFi Technologies, Inc.

In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the nine months ended September 30, 2025. As of September 30, 2025, gross derivative asset and liability positions subject to master netting arrangements were $10.3 million and $2.1 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of September 30, 2025, we had total borrowing capacity under loan warehouse facilities of $7.3 billion, of which $897.5 million was utilized. Refer to Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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

SoFi Technologies, Inc.

no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we may rely on third parties for certain aspects of cryptocurrency offerings and reliance on third parties involves risks. For example, inappropriate access to, theft, destruction or other loss of cryptocurrency assets held by any counterparty we may use, insufficient insurance coverage by us or any such counterparty to reimburse us for all such losses, such counterparty’s failure to maintain effective controls over the custody, asset and settlement services provided to us, such counterparty’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations

SoFi Technologies, Inc.

by counterparty financial institutions, could materially and adversely affect our financial performance and significantly harm our business.
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
We recently launched global remittance services between the United States and Mexico, and we expect to expand these and similar services to and between other international locations. We are new to global remittance services and engaging in such services exposes us to numerous risks, including compliance with complex laws and regulations across jurisdictions, and operational risks, each of which could materially and adversely affect our business, results of operations, and financial condition.
We recently launched global remittance services between the United States and Mexico, and we expect to expand these and similar services to and between other international locations. The success of this product depends in part on our ability to provide global remittance services compliantly, efficiently and securely. Global remittance services involve complex regulatory, legal, and compliance requirements, including licensing, anti-money laundering, counter-terrorism financing, economic sanctions, data privacy and cybersecurity, customer disclosure, foreign exchange control laws, and monitoring, examination, and oversight by regulatory agencies across multiple jurisdictions. These frameworks differ significantly between countries and are subject to change, interpretation, and enforcement by various authorities. Failure to maintain compliance, or even the perception of noncompliance, may result in investigations, penalties, restrictions on our operations, or the loss of licenses and banking relationships necessary to provide global remittance services.
Our compliance and regulatory risk related to global remittance services is expected to increase as we expand our operations into additional jurisdictions because the provision of global remittance services is highly regulated, and the requirements vary from jurisdiction to jurisdiction. We are currently working with third-party partners who are licensed to provide global remittance services in the jurisdictions in which we operate and plan to operate. We may, as our global remittance services expand, obtain licenses directly in various jurisdictions. If we become licensed to provide these services by various governmental authorities, we would become subject to extensive financial, operational, and other regulatory requirements to maintain our licenses and conduct business. If our licenses are not renewed or we are denied licenses in additional jurisdictions where we choose to apply for a license, we could be forced to change our business practices or to comply with the requirements of the additional jurisdictions, each of which could require us to bear substantial cost. Further, if we were found by these governmental authorities to be in violation of any applicable laws or regulations required to provide global remittance services, we could be subject to fines, penalties, lawsuits, and enforcement actions; additional compliance requirements; increased regulatory scrutiny of our business; restriction or suspension of our operations; or damage to our reputation or brand. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without harming our business, financial condition, operating results, and future prospects.
Additionally, global remittance services are subject to higher operational risks, including delays, transaction errors, and fraudulent activities, particularly in regions with less developed financial infrastructure, including settlement timing differences, and exposure to local liquidity constraints which may impact the predictability and profitability of our global remittance services. Political instability, trade restrictions, current or new tax laws, or economic sanctions imposed on certain countries may further restrict our ability to provide global remittance services in specific markets.
Furthermore, we currently rely on a third-party partner to facilitate global remittance services and may rely on additional third-parties in the future. In addition, our third-party partners may rely on local partners for delivery of their services. Any disruption, error, or compliance failure by these partners could lead to financial loss, reputational damage, and customer dissatisfaction, including related to the experience of our members’ recipients. If the experience delivered to a recipient is deemed unsatisfactory for any reason, including if a third-party partner’s processes take longer than expected, members may choose to not use our services in the future and our business could be harmed. Additionally, third-party partners charge fees, which may increase from time to time, and which could increase our costs. Banks currently determine the fees charged for bank-originated transactions and may increase the fees with little prior notice. U.S. federal, state, local or foreign governments could also mandate a tax on global remittance services, or require additional taxes or fees to be imposed upon our customers, or otherwise impact the manner in which we provide global remittance services. If fees increase, it may require us to

SoFi Technologies, Inc.

change our product options, or take other measures that would impact our costs and profitability or cause us to lose members or otherwise limit our operations.
If we are unable to effectively manage these risks or adapt our operations to evolving international regulatory environments, our ability to further expand our global remittance services and similar services, and maintain compliance could be impaired, and our business, financial condition, and results of operations could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On July 30, 2025, Kelli Keough, Executive Vice President, Group Business Unit Leader, Spend Invest Protect and Save, adopted a trading arrangement during an open trading window for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Dr. Keough’s Rule 10b5-1 Trading Plan, which has a term ending on November 30, 2026, provides for the sale of up to 244,374 shares of common stock, representing the gross number of shares subject to the Rule10b5-1 Trading Plan excluding the potential effect of shares withheld for taxes, pursuant to one or more market or limit orders. The actual number of shares that may be sold will be calculated as RSU vesting and satisfaction of tax withholding obligations occur.
During the three months ended September 30, 2025, no other Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit No.	Description

10.1†*	SoFi Technologies, Inc. 2024 Employee Stock Purchase Plan, amended August 14, 2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.
(Registrant)

Date:	November 6, 2025	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer