Form 10-K
period 2025-12-31
SoFi Technologies, Inc.
filed 2026-02-17
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 74262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2025: $20.0 billion
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of January 30, 2026 was 1,275,263,850 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

SoFi Technologies, Inc.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	FINRA: Financial Industry Regulatory Authority
AFS: Available-for-sale	FRB: Federal Reserve Bank of San Francisco
ALCO: Asset Liability Committee	FTC: Federal Trade Commission
AWS: Amazon Web Services	FTP: Fund transfer pricing
AOCI: Accumulated other comprehensive income (loss)	GAAP: U.S. Generally Accepted Accounting Principles
ASU: Accounting Standards Update	GLBA: Gramm-Leach-Bliley Act
BHCA: Bank Holding Company Act of 1956, as amended	Golden Pacific: Golden Pacific Bancorp, Inc.
bps: Basis points	GSE: Government-Sponsored Enterprise
BSA: Bank Secrecy Act	HELOC: Home Equity Line of Credit
Business Combination: Transactions contemplated in a merger agreement entered	HMDA: Home Mortgage Disclosure Act
into by Social Finance, Inc. with Social Capital Hedosophia Holdings Corp. V on	IRLC: Interest rate lock commitment
January 7, 2021	IRR: Interest rate risk
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	IRS: Internal Revenue Service
CCPA: California Consumer Privacy Act	LIBOR: London Inter-Bank Offered Rate
CD: Community Development	MLA: Military Lending Act
CET1: Common Equity Tier 1	MSB: Money services business
CFP: Certified financial planners	MSRB: Municipal Securities Rulemaking Board
CFPA: Consumer Financial Protection Act	NACHA: National Automated Clearinghouse Association
CFPB: Consumer Financial Protection Bureau	Nasdaq: The Nasdaq Global Select Market
CFTC: Commodity Futures Trading Commission	NII: Net Interest Income
CISO: Chief Information Security Officer	OCC: Office of the Comptroller of the Currency
CODM: Chief Operating Decision Maker	OFAC: Office of Foreign Assets Control
CPPA: California Privacy Protection Act	PD: Probability of Default
CPRA: California Privacy Rights Act	PFOF: Payment for order flow
CRA: Community Reinvestment Act	PSU: Performance stock units
DACA: Deferred Access for Childhood Arrival	RESPA: Real Estate Settlement Procedures Act
DCF: Discounted cash flow	ROU: Right-of-use
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	RSU: Restricted stock units
Protection Act of 2010	SCH: Social Capital Hedosophia Holdings Corp. V
DSU: Deferred stock units	SCRA: Servicemembers’ Civil Relief Act
DTC: Depository Trust Company	SEC: U.S. Securities and Exchange Commission
EAD: Exposure at Default	Social Finance: Social Finance, LLC (formerly Social Finance, Inc.)
EBRC: Enterprise Broad Risk Committee	SoFi Bank: SoFi Bank, National Association
EC: European Commission	SoFi Capital Advisors: SoFi Capital Advisors, LLC
ECOA: Equal Credit Opportunity Act	SoFi Securities: SoFi Securities LLC
EFTA: Electronic Fund Transfer Act	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
EPS: Earnings (loss) per share of common stock	Park in Inglewood, California
ESG: Environmental, social and corporate governance	SoFi Wealth: SoFi Wealth LLC
ESIGN: Electronic Signatures in Global and National Commerce Act	SOFR: Secured Overnight Financing Rate
ESPP: Employee Stock Purchase Plan	SPE: Special purpose entity
ETF: Exchange-Traded Funds	SRO: Self-regulatory organizations
EVE: Economic value of equity	TBA: To-be-announced security
FCRA: Fair Credit Reporting Act	TCPA: Federal Telephone Consumer Protection Act
FDCPA: Fair Debt Collection Practices Act	Technisys: Technisys S.A., a Luxembourg société anonyme
FDIA: Federal Deposit Insurance Act	TILA: Truth in Lending Act
FDIC: Federal Deposit Insurance Corporation	UDAAP: Unfair, deceptive or abusive acts or practices
Federal Reserve: Board of Governors of the Federal Reserve System	UETA: Uniform Electronic Transactions Act
FHA: Fair Housing Act	VA: United Stated Department of Veterans Affairs
FHFA: Federal Housing Finance Agency	VIE: Variable interest entity
FHLB: Federal Home Loan Bank	Wyndham: Wyndham Capital Mortgage
FinCEN: Financial Crimes Enforcement Network

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
•the impact of and our ability to respond to general economic conditions and other macroeconomic and geopolitical factors, such as elevated and fluctuating interest rates, inflationary pressures, trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures, global trade relations, counterparty risk, changing customer demand and employment rates, capital markets volatility, instability in the financial services industry, uncertainty stemming from government actions and policies and regulatory priorities, the possibility of a recession, and domestic or international conflicts or disputes;
•the success of our marketing efforts and our ability to expand our member base;
•our ability to grow market share in existing markets or any new markets we may enter;
•our ability to develop new products and services, features and functionality that are competitive and meet market needs, and to successfully execute our strategy with respect to new products and features, such as our recent launch of SoFi Crypto;
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
In order to help achieve our mission, we are a member-centric, one-stop shop for financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients”. We offer personal loans, student loans, home loans and related servicing and offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Crypto, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services that we offer through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. Our Technology Platform supports innovation for a broad range of enterprises, with offerings that give clients the ability to create, launch and run financial products. In addition, SoFi Plus is our premium financial membership that provides benefits that span our offerings and brings together all we have to offer.
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
Our three reportable segments and their primary product and service offerings as of December 31, 2025 were as follows:

SoFi Technologies, Inc.

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
As a bank holding company, we offer checking and savings accounts, credit cards and crypto trading through SoFi Bank. We are originating all new loans within SoFi Bank, and we intend to continue to explore other products for SoFi Bank over time, including stablecoin issuance and tokenized deposits. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which generally have a lower borrowing cost of funds than warehouse and securitization financing, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity, and (iv) through deposits, providing us with a channel to obtain meaningful member data that can allow us to better serve our members’ financial needs. See Part I, Item 1A. “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
International Operations
While we primarily operate in the United States, we also operate internationally in Latin America, Canada and Switzerland, largely through our Technology Platform segment, as well as in Hong Kong through SoFi Holdings (Hong Kong) Limited (an investment business).

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

SoFi Technologies, Inc.

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
(4)Convenience — We hold ourselves accountable and aim to provide the most convenient member experience possible in terms of ease of use, ubiquity, functionality, simplicity and responsive customer service. Our long-term goal is to provide the most convenient 24x7 service and dispel the historical construct of financial service availability based on 9-5 Monday through Friday through various means, such as supporting our members by offering a conversational AI engine to enhance the overall member experience.
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
In order to deliver on our strategy, we must develop a comprehensive set of best-in-class products that build trust and reliability with our members and our platform. Members often come to us for a specific need, then later consider using additional products from our offering. Doing more business with existing members results in increased revenue per member and lower acquisition cost, resulting in higher lifetime value per member. This also reinforces the benefits of our platform, which

SoFi Technologies, Inc.

simplifies the entire financial ecosystem for our members, helping them get their money right. We are able to use the increased revenue to further improve member benefits and product experience.
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
Home Loans.   We originate agency, non-agency, and certain government loan products (including FHA and VA loans) to members who are purchasing a home, refinancing an existing mortgage, or obtaining a home equity loan. Across our home loan products, we provide competitive rates, flexible down payment options as low as 3% (or 0% for VA loans), a close-on-time guarantee, and educational tools and calculators to support members throughout the borrowing process. When a member’s credit profile or other risk attributes do not align with our underwriting guidelines or risk appetite, we may broker home equity loans and home equity lines of credit to a third-party wholesale lender to help meet the member’s financing needs. We originate loans in accordance with applicable loan limits and program requirements, including Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) conforming limits and FHA and VA program limits, with FHA and VA loan amounts capped at $1,500,000. We also offer jumbo loans with loan amounts up to $3,000,000 and fixed-rate home equity loans up to $750,000. Our fixed-rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We also offer adjustable-rate mortgage products for conforming and jumbo loans, with an initial fixed-rate period of 5, 7 or 10 years, followed by rate adjustments every six months for the remaining term. For FHA and VA loans, we offer adjustable-rate products with a fixed rate for five years followed by rate adjustments every year for the remainder of the term. We regularly update the annual percentage rates offered on our home loans.
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

SoFi Technologies, Inc.

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
Our personal loan and student loan underwriting models are typically based on credit reports, standard industry credit scores, custom credit assessment models, and debt capacity analysis, as indicated by borrower free cash flow. Home loans originated by SoFi that are agency-conforming loans are subject to credit, debt-to-income, and collateral eligibility established by the GSEs. Government loans, such as VA and Federal Housing Administration loans, are subject to the underwriting requirements established by the appropriate government agency. In addition to these requirements, agency-conforming and government loans are subject to credit eligibility criteria established by SoFi as well as individual investor requirements. Other non-agency loans originated by us, such as jumbo loans and home equity loans, are subject to credit eligibility established by SoFi and/or investor credit criteria, which typically includes established credit history requirements, credit score requirements, income verification, as well as maximum limits on debt-to-income and caps on loan-to-value.
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
SoFi Invest
A mobile-first investment platform offering members access to trading and advisory solutions, such as active investing and robo-advisory. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform. Our active investing service enables members to buy and sell stocks and ETFs, as well as alternative investment funds, mutual funds and money market funds, to engage in options trading, to participate in IPOs, to buy and sell fractional shares, to engage in margin investing and to access a retirement investment account. Our robo-advisory service offers a variety of managed portfolios comprising ETFs and mutual funds that are built and managed by our investment committee with support from an asset management partner. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience.
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
SoFi Crypto
The digital asset activities described above related to SoFi Digital Assets, LLC and reflect a legacy operating structure that was discontinued in 2023. During the fourth quarter of 2025, we launched SoFi Crypto, a new digital asset trading platform, as part of our Financial Services segment that is structured differently from the prior offering and is designed to operate within the Company’s current regulatory framework.
SoFi Crypto gives members the ability to buy, sell and hold digital assets through SoFi Bank. The platform is integrated with our existing banking products, allowing members to fund digital asset transactions directly from their SoFi Money Checking or Savings accounts without the need to transfer funds to an external account, providing a consolidated financial experience within a single application. The platform leverages our existing technology infrastructure, compliance

SoFi Technologies, Inc.

framework, and security controls applicable to our bank and brokerage operations. In addition, SoFi provides educational content and in-app disclosures designed to improve accessibility and help members understand digital assets and related risks, particularly for members who are new to cryptocurrency transactions. Activities related to the platform are subject to evolving regulatory, operational, and technology risks, which are further described in Item 1A. Risk Factors.
Loan Platform Business
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
Additional financial services solutions offered within our platform include:
•SoFi Credit Card: We offer credit card products designed to help eligible members spend better, with benefits and features that fit our members’ everyday spending, borrowing and lifestyle needs, including flexible options to redeem cash back rewards through statement credit or other SoFi products.
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

Competition

We compete at multiple levels, including: (i) competition among other personal loan, student loan, credit card and residential lenders, (ii) competition for deposits among other banks, some challenger banks and a variety of technology and retail companies, (iii) competition with social media and other commerce platforms and applications that offer peer-to-peer, in-app and social commerce payment capabilities, (iv) competition for investment accounts among other introductory brokerage firms and a variety of technology and other companies, (v) competition with other digital asset trading platforms and banks that offer digital asset trading and other services and products, (vi) competition for subscribers to financial services content, and (vii) competition among other technology platforms for the enterprise services we provide, such as platform as a service and cloud-native digital and core banking services.
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

SoFi Technologies, Inc.

Competition to acquire investment brokerage and crypto trading accounts. We face competition from brokerage platforms that provide some of the same features as us, such as a mobile brokerage experience, robo-investing, fractional share investing, crypto investing and options trading. In addition, the leading incumbent brokerage firms are larger, have been in business longer and generally have greater brand awareness than us. Technology and other companies have begun to offer some basic investing features and the ability to buy and sell digital and other assets.
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

Government Supervision and Regulation

We are subject to extensive and complex supervision and examination by various federal, state and local government authorities designed to, among other things, protect depositors, borrowers and other customers. The following is a summary of certain aspects of the various statutes and regulations applicable to us and our subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and is qualified by reference to the full text of statutes and regulations referenced below, which may be modified or amended from time to time. In addition, significant political, policy or regulatory developments stemming from government actions and shifting regulatory priorities may impact the agencies that regulate us and result in substantial changes to the laws outlined below. Such changes are difficult to predict and may have a material adverse effect on us.
As a bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve under the BHCA, and SoFi Bank is subject to regulation, supervision and examination by the OCC and secondary supervisory authority by the FDIC as the insurer of SoFi Bank’s deposits, and beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and examination by the CFPB. SoFi Securities is subject to regulation by FINRA and the SEC, and the Company and its affiliates are subject to supervision and examination by various state regulators.
Financial Holding Company and Bank Holding Company Status and Activities
Bank Holding Company Regulation.   The Federal Reserve has the authority, among other things, to order bank holding companies such as the Company to cease and desist from unsafe or unsound banking practices, to assess civil money penalties and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.
Source of Strength.   Under the Dodd-Frank Act, we are required to serve as a source of financial strength for SoFi Bank. This means that we may be required to provide capital or liquidity support to SoFi Bank, even at times when we may not have the resources to provide such support to SoFi Bank, and capital loans by the Company to SoFi Bank are subordinate in right of payment to deposits and to certain other indebtedness of SoFi Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Acquisitions and Activities.   The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or

SoFi Technologies, Inc.

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
The Company has elected to be treated as a financial holding company pursuant to Section 4(l) of the BHCA. As a financial holding company, the Company is authorized to engage in a broader set of financial activities than a bank holding company that has not elected to be treated as a financial holding company, including insurance underwriting, broker-dealer services and acting as a finder as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. Financial holding companies may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the U.S. Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
The Company must comply with all applicable Federal Reserve requirements for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its non-banking subsidiaries engaged in activities not permissible for a bank holding company. If an insured depository institution subsidiary of a financial holding company fails to maintain a “satisfactory” or better record of performance under the CRA, the financial holding company will be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities authorized particularly for financial holding companies or acquiring companies engaged in such activities. If a financial holding company or any depository institution subsidiary of a financial holding company fails to remain well capitalized and well managed, the Federal Reserve may impose such limitations on the conduct or activities of the financial holding company as the Federal Reserve determines to be appropriate, and the bank holding company and its affiliates may not commence any new activity or acquire control of shares of any company engaged in any activity that is authorized particularly for financial holding companies without first obtaining the approval of the Federal Reserve.
Limitations on Acquisitions of Our Common Stock.   Acquisitions of our common stock are governed by both the Change in Bank Control Act and the BHCA. The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition by a person or group of persons acting in concert of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act constitutes the acquisition of control of a bank holding company for purposes of the Change in Bank Control Act. The BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Under the BHCA, a company is deemed to control a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve determines that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. Under a rebuttable presumption of control established by the Federal Reserve, the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve, could constitute the acquisition of control of a bank holding company under the BHCA.
Banking Regulation
SoFi Bank is subject to regulation, supervision and examination by the OCC. Additionally, the FDIC has secondary supervisory authority as the insurer of SoFi Bank’s deposits. Pursuant to the BHCA as amended by the Dodd-Frank Act, the Federal Reserve may also directly examine the subsidiaries of the Company, including SoFi Bank. Beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and examination by the CFPB. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders, to terminate insurance of deposits, to assess civil money penalties, to issue directives to increase capital, to place SoFi Bank into receivership, and to initiate injunctive actions against banking organizations and institution-affiliated parties, any of which could compromise our competitive position.

SoFi Technologies, Inc.

Deposit Insurance.   Deposit obligations of SoFi Bank are insured by the FDIC’s Deposit Insurance Fund up to $250,000 per depositor for deposits held in the same right and capacity. Deposit insurance premiums are based on assets, while taking into account various factors, including certain financial metrics and a bank’s supervisory ratings. The FDIC has the authority to adjust deposit insurance assessment rates at any time. Further, through SoFi Money, members have access to expanded FDIC insurance coverage of up to $3 million through a reciprocal deposit network of participating banks in our Insured Deposit Program. Under the FDIA, insurance of deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2025, the FDIC insurance expense for SoFi Bank was $19.3 million.
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
Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Certain depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments; however, Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for insured depository institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2.
Community Reinvestment Act.   The CRA requires the OCC to evaluate SoFi Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operation. A bank’s performance under the CRA is taken into consideration when evaluating and approving applications for charters, bank mergers, acquisitions, and branch openings. On January 1, 2023, SoFi Bank began operating under a five-year CRA strategic plan which includes five measurable goals relating to: (i) CD Lending and CD Investments, (ii) CD Contributions, (iii) CD Services, (iv) Small Business Lending, and (v) Retail Services and Products. SoFi Bank’s 2023-2027 CRA performance will be examined based upon the CRA strategic plan’s five measurable goals as defined in the strategic plan and, as a result, the OCC’s standard performance evaluation criteria will not be utilized to evaluate SoFi Bank’s CRA performance throughout the duration of the strategic plan period. The OCC rates a national bank’s compliance with the CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. Failure of SoFi Bank to receive at least a “Satisfactory” rating could inhibit SoFi Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. Golden Pacific Bank, the predecessor to SoFi Bank, received a “Satisfactory” rating as of April 1, 2019. On October 23, 2023, the Federal Reserve, OCC and FDIC approved changes to their CRA regulations (the “2023 rule”). These changes were challenged in U.S. District Court for the Northern District of Texas, seeking, among other things, a preliminary injunction pausing implementation of the new rules while the court decided the merits of the case. On July 16, 2025, the Federal Reserve, FDIC and the OCC jointly issued a proposal to rescind the 2023 rule and replace it with the 1995 CRA regulations, with certain technical amendments.
Lending Restrictions. Federal law limits a bank’s authority to extend credit to “insiders”, which includes directors and executive officers of the bank and certain of its affiliates and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.
Lending Obligations. Government-Sponsored Enterprises (GSEs), like the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), are financial services corporations created by

SoFi Technologies, Inc.

Congress to enhance the flow of credit to specific sectors of the economy. GSEs invest in and purchase mortgage loans in the secondary mortgage market. This process helps provide liquidity to mortgage lenders like SoFi Bank, enabling them to continue offering loans to more buyers. The GSEs impose prescriptive rules, underwriting criteria, servicing standards, repurchase obligations, and other guidelines on mortgage lenders who originate mortgage loans in which the GSEs invest. GSEs invest in some of the mortgage loans that SoFi Bank originates. Therefore, SoFi Bank must make certain representations and warranties to those GSEs and comply with those rules and guidelines. Similarly, because we offer certain government-backed loans (e.g., Veterans Affairs (VA) and Federal Housing Administration (FHA) loans) to eligible borrowers purchasing a home or refinancing an existing mortgage, we must comply with applicable VA and FHA rules and guidelines with respect to those loans.
Enhanced Prudential Supervision
Both SoFi Bank and the Company, which controls SoFi Bank, had total consolidated assets in excess of $10 billion as of December 31, 2025 which subjects them to additional regulatory requirements under the Dodd-Frank Act and other federal banking laws.
CFPB. Section 1025 of the Dodd-Frank Act and the CFPB’s interpretations thereof provide that the CFPB has authority to examine any insured depository institution with total assets of more than $10 billion for four consecutive quarters and any affiliate thereof. Beginning January 1, 2024, SoFi Bank and its affiliates became subject to CFPB supervision and regulation with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB has authority to take enforcement actions against firms that offer certain products and services to consumers using practices that are deemed to be unfair, deceptive or abusive.
Durbin Amendment. Section 1075 of the Dodd-Frank Act, which is commonly known as the “Durbin Amendment”, amended the Electronic Fund Transfer Act to restrict the amount of interchange fees that may be charged and prohibit network exclusivity for debit card transactions. The restrictions on interchange fees became applicable to SoFi Bank on July 1, 2023, which may negatively impact future interchange fees.
Volcker Rule. Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule”, which generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining an ownership interest in or sponsoring certain types of investment funds, applies to insured depository institutions, companies that control an insured depository institution, companies and foreign banks that are subject to the BHCA, and their affiliates and subsidiaries. There is an exception from the Volcker Rule that excludes an institution from the definition of insured depository institution if neither it, nor any company that controls it, has total consolidated assets of more than $10 billion and consolidated trading assets and liabilities that are 5% or more of consolidated assets. The Company and our subsidiaries are subject to the Volcker Rule and do not qualify for this exception.
Heightened Standards. Section 165 of the Dodd-Frank Act, as amended by the Economic Growth Act, and 12 C.F.R. Part 30 require the Federal Reserve and the OCC, respectively, to implement enhanced prudential regulation, referred to as “heightened standards”, of bank holding companies with consolidated assets of $100 billion or more and national banks with total assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management, and stress-test requirements. On December 23, 2025, the OCC proposed raising the asset threshold for heightened standards for banks from $50 billion to $700 billion in total consolidated assets. Once the Company’s or SoFi Bank’s assets are equal to or greater than the applicable asset thresholds, we will be subject to these enhanced prudential regulations.
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

SoFi Technologies, Inc.

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
Safety and Soundness Standard. Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. For example, the guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order restricting asset growth, requiring the institution to increase its ratio of tangible equity to assets or directing action to correct the deficiency and may issue an order requiring other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

SoFi Technologies, Inc.

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
Consumer Financial Services Laws and Regulations
We are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, extending credit, collecting or servicing credit or loan accounts and providing other services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, which can be referred to as “UDAAP”, and is specifically empowered to require certain disclosures to consumers, including on certain model disclosure forms, and prohibit certain practices. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. State attorneys general may also have certain limited authority to enforce general UDAAP requirements against SoFi. Prior to January 1, 2024, the OCC examined SoFi Bank for compliance with CFPB rules and enforced CFPB rules with respect to SoFi Bank. As noted above, beginning January 1, 2024, SoFi Bank and its affiliates became subject to supervision and regulation by the CFPB as an insured depository

SoFi Technologies, Inc.

institution with total assets of more than $10 billion. Below are certain regulations to which our consumer financial services are subject.
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
Secure and Fair Enforcement for Mortgage Licensing Act.   We employ and contract with mortgage loan originators who are required by state and federal law to be licensed as mortgage loan originators in the relevant jurisdictions where they operate. To obtain and maintain licensure, the mortgage loan originator must meet the minimum education, experience and character requirements set forth by the relevant state’s law, and periodically renew their licenses. We may not be permitted to employ, take applications from, or originate loans processed by mortgage loan originators who fail to maintain a license in good standing in each relevant jurisdiction.
Fair Credit Reporting Act.   The federal FCRA, as amended by the Fair and Accurate Credit Transactions Act, promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit

SoFi Technologies, Inc.

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
Servicemembers Civil Relief Act.   The federal SCRA allows military members to suspend, limit or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires us to adjust the interest rate on pre-service obligations of borrowers who qualify for and request relief. The SCRA also places limitations on remedies that may otherwise be available to a creditor, such as foreclosures and default judgments.
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
Electronic Fund Transfer Act and NACHA Rules.   The federal EFTA, and Regulation E that implements it, provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. Among other requirements, the EFTA and Regulation E require that financial institutions and providers of electronic fund transfer services limit a consumer’s liability for, and reimburse consumers for, confirmed theft and unauthorized transactions, and impose requirements on remittance transfer, P2P transfer, and overdraft features. In addition, transfers performed by electronic transfers using the ACH network are subject to detailed timing and notification rules and guidelines administered by the NACHA. Most transfers of funds in connection with the origination and repayment of loans are performed by electronic fund transfers, such as ACH transfers. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. EFTA requires that lenders make available loan payment methods other than automatic preauthorized electronic fund transfers, and prohibits lenders from conditioning the approval of a loan transaction on the borrower’s agreement to repay the loan through automatic fund transfers. The NACHA Operating Rules require ACH Originators to perform account validation as part of their commercially reasonable fraudulent transaction detection systems.
Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act.   The federal ESIGN, and similar state laws, particularly the UETA, authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or

SoFi Technologies, Inc.

signatures in consumer transactions and to provide electronic disclosures and other electronic communications to consumers, to obtain the consumer’s consent to receive information electronically.
Bank Secrecy Act.   We have implemented various anti-money laundering policies and procedures to comply with applicable federal anti-money laundering laws, regulations and requirements, such as designating a BSA officer, conducting an annual risk assessment, developing internal controls, independent testing, training, and suspicious activity monitoring and reporting. We apply the customer identification and verification program rules pursuant to the USA PATRIOT Act amendments to the BSA and its implementing regulations and screen certain customer information against the list of specially designated nationals and other lists of sanctioned countries, persons, and entities maintained by the U.S. Treasury Department’s OFAC. Additionally, SoFi Bank is a financial institution under the BSA that is required to implement a risk-based anti-money laundering program, including customer identification procedures, currency transaction reporting, suspicious activity monitoring and reporting and other recordkeeping requirements. Furthermore, the Federal Reserve expects non-bank subsidiaries of bank holding companies to comply with certain BSA reporting requirements. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program.
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
Loan Servicing.   We are subject to federal laws regulating loan servicing, including CFPB supervision and regulation, in connection with our loan servicing activities conducted by SoFi Bank and SoFi Lending Corp. In addition, for so long as SoFi Lending Corp. acts as servicer or holds master servicing rights for any of our loans, we are subject to certain state requirements applicable to loan servicers, including licensing. We are subject to such federal supervision and state requirements even in scenarios where we have engaged third-party servicers to perform servicing for our loans. Certain state laws, such as the California Rosenthal Act, apply to creditors and first party servicers, and certain federal and state laws apply to parties that indirectly service loans through the use of third-party servicer contracts. Additionally, we sell certain of the loans we originate to third parties and are therefore subject to laws governing parties that service loans on behalf of another person to whom the debt is owed. We are currently licensed as a loan servicer in several states and may be required to seek additional licenses. If we seek additional licenses, a state has in the past and may in the future impose fines, restrict our activity in that state, or seek other relief for activity conducted prior to the issuance of a license.
Other State Lending Laws.   In addition to the state laws applicable to loan servicing to which SoFi Lending Corp. is subject as a holder of servicing rights for certain of our loans, and in addition to applicable federal laws and regulations governing our operations, one or more of our subsidiaries may need, and have obtained, one or more state licenses to broker, acquire, service and/or enforce loans, or to transmit money to or from any particular state. Where we have obtained or may in the future obtain licenses, state licensing statutes may impose a variety of requirements and restrictions on us, including:
•record-keeping requirements;
•restrictions on servicing and collection practices, including limits on finance charges and fees;
•restrictions on collections;
•restrictions on permissible terms in consumer agreements;
•disclosure requirements;
•examination requirements;
•surety bond and minimum net worth requirements;
•permissible investment requirements;
•financial reporting requirements;
•reporting and license renewal requirements;

SoFi Technologies, Inc.

•notification and approval requirements for changes in principal officers, directors, stock ownership or corporate control;
•restrictions on marketing and advertising;
•qualified individual requirements;
•anti-money laundering and compliance program requirements;
•data security and privacy requirements; and
•review requirements for loan forms and other customer-facing documents.
Each state’s laws, regulations and licensing requirements may differ from the laws, regulations and licensing requirements of other states, and state laws often include fee limitations and disclosure and other requirements. Many of these state lending laws are vague and subject to differing interpretation, which exposes us to some risks. The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which we may not be able to eliminate from our operations or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently-enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations.
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
Marketing Regulations.   Our marketing and other business practices are subject to federal and state regulation and our expansion into new product offerings, including ETFs and, beginning in January 2024, alternative investment funds, mutual funds and money market funds, under the SoFi Invest product, subject us to additional regulatory scrutiny. For example, we and the FTC entered into the FTC Consent Order regarding savings calculations in our student loan refinancing advertisements. In addition, we are subject to the TCPA and other federal and state laws, which regulate, among other things: (i) the use of automated telephone dialing systems to make certain calls or text messages to cellphones without prior consent, and (ii) certain calls and text messages to numbers properly registered on the federal do not call list without permission or an established business relationship. We are also subject to the Federal CAN-SPAM Act and the Telemarketing Sales Rule, and analogous state laws, to the extent that we market credit or other products and services by use of email or telephone marketing.
Bankruptcy Laws.   We are subject to the United States Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection. In particular, SoFi Bank’s consumer lending activities are subject to federal and state bankruptcy and insolvency laws, which may affect the enforceability and collectability of consumer loan obligations. In the event of a borrower bankruptcy, SoFi Bank may be subject to automatic stays, court-approved repayment plans, or discharge of indebtedness, any of which could reduce or delay recoveries on consumer loans.
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
SoFi Invest and SoFi Money.   SoFi Invest is the brand name under which investment and brokerage services are offered through SoFi Wealth, an SEC-registered investment adviser (the “Investment Adviser”) under the Investment Advisers

SoFi Technologies, Inc.

Act of 1940, as amended (the “Advisers Act”) and SoFi Securities, an SEC-registered broker-dealer under the Exchange Act and FINRA member. We offer investment advisory services through the Investment Adviser, and we offer cash management accounts, which are brokerage products, through SoFi Securities.
The Investment Adviser is subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions, which apply to its customer’s advisory relationships, including, where applicable, any investment products or accounts for which it provides discretionary advisory services. These provisions and duties impose restrictions and obligations on the Investment Adviser with respect to its dealings with our members, including, for example, restrictions on transactions with our affiliates.
Our Investment Adviser and our broker-dealer have in the past been, and will in the future be, subject to periodic SEC examinations. Our Investment Adviser and our broker-dealer are also subject to other requirements under the Advisers Act and the Exchange Act, respectively, and related regulations. These additional requirements relate to matters including maintaining effective and comprehensive compliance programs, record-keeping and reporting and disclosure requirements. The Advisers Act and the Exchange Act generally grant the SEC broad administrative powers, including the power to limit or restrict an investment adviser or broker-dealer from conducting advisory or brokerage activities, respectively, in the event they fail to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser or broker-dealer, the revocation of registrations and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members.
SoFi Securities is subject to Rule 15c3-1 under the Exchange Act, the “SEC Net Capital Rule”, which requires the maintenance of minimum levels of net capital. The SEC Net Capital Rule is designed to protect customers, counterparties, and creditors by requiring a broker-dealer to have sufficient liquid resources available to satisfy its financial obligations. Net capital is a measure of a broker-dealer’s readily available liquid assets, reduced by its total liabilities (other than approved subordinated debt). Among other things, the SEC Net Capital Rule requires that a broker-dealer provide notice to the SEC and FINRA if its net capital is below certain required levels. There are also certain “early warning” requirements that apply. Our affiliates operating outside the United States may also be subject to other regulatory capital requirements imposed by non-U.S. regulatory authorities.
SoFi Securities is a broker-dealer that does not carry customer security accounts; rather, customer security accounts are carried by an unaffiliated broker-dealer that also clears transactions for these accounts and maintains segregated cash and investments pursuant to Rule 15c3-3 under the Exchange Act (the “Customer Protection Rule”).SoFi Securities operates a cash management account program and, in connection with that program, is subject to the Customer Protection Rule, which requires the maintenance of cash or qualified securities in a segregated reserve account for the exclusive benefit of customers.
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
SoFi Securities is (i) registered with the MSRB and subject to the MSRB’s regulatory regime, including applicable MSRB rules, and (ii) a Participant of DTC and is, therefore, subject to DTC’s regulatory regime, including applicable DTC rules and bylaws. Moreover, through SoFi Securities, we are licensed to underwrite securities offerings and have served as a firm commitment underwriter of, or as selling agent on, registered equity securities offerings.
SoFi Crypto. The current regulatory framework for digital assets activities is unclear and governments around the world have taken different approaches to regulation. In some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements. For example, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including FinCEN, CFTC, the SEC, FINRA, CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset service providers, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protection practices of entities that hold, transfer, or facilitate transactions in digital assets. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to consumers and market participants. In addition, federal and state agencies, and other countries have issued laws, regulations, rules and guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

SoFi Technologies, Inc.

We have made available to members the ability to buy, hold, sell and trade certain digital assets, including Bitcoin, Ethereum and Solana, through SoFi Bank. Digital assets held by SoFi Bank as a non-fiduciary safekeeping custodian are not insured by the FDIC or the Securities Investor Protection Corporation, are not deposit or other obligations of SoFi Bank or any other bank or depository institution, are not guaranteed by SoFi Bank or any other bank or depository institution, and may lose value. The OCC regulates national banks’ participation in crypto-asset activities under the existing federal banking framework, requiring that such activities be conducted in a safe and sound manner and in compliance with applicable laws. The OCC has clarified through interpretive guidance that national banks may engage in certain crypto-related activities, such as custody of digital assets in either a fiduciary or non-fiduciary capacity, perform certain incidental or related functions, including facilitating a customer’s cryptocurrency and fiat currency exchange transactions, transaction settlement, trade execution, record keeping, valuation, tax services, reporting, and other services. The OCC has advised that banks should implement effective internal controls to safeguard assets under custody, produce reliable financial reports, and comply with applicable laws and regulations, including anti-money laundering, sanctions, and consumer protection requirements. These activities remain subject to supervisory expectations, ongoing examination, and applicable capital, liquidity, and third-party risk management standards. The OCC’s approach does not establish a separate crypto-specific regulatory regime, but instead applies traditional banking supervision principles to crypto-asset activities, reflecting heightened supervisory scrutiny given the evolving risks associated with digital assets.
The laws and regulations governing digital assets are rapidly evolving and increasing in scope. We are monitoring legislative and administrative updates, including Executive Orders that may affect the digital assets industry, to promptly implement any compliance measures as may be necessary to support the SoFi Crypto business. As a result of regulatory uncertainties, we may be required to change our business practices, obtain additional licenses or registrations, restructure certain activities, products or services, or suspend or discontinue support for particular digital assets or features, any of which could harm our reputation, reduce revenue, increase compliance costs, or otherwise have a material adverse effect on our business, financial condition and results of operations.
SoFiUSD Stablecoin. SoFi Bank launched a stablecoin named SoFiUSD (“SoFiUSD”) in December 2025. In July 2025, the U.S. enacted the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”), which is the first comprehensive regulatory framework for stablecoins in the U.S. The GENIUS Act requires regulators, including the OCC, to issue regulations to implement various requirements of the law, and will become effective on the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue final implementing regulations. The GENIUS Act provides for the first comprehensive federal regulatory scheme related to payment stablecoins in the United States and is intended to provide increased certainty for market participants and accelerate institutional adoption. For example, the GENIUS Act amends the U.S. federal securities laws to exclude payment stablecoins issued by a “permitted payment stablecoin issuer”, as defined under the GENIUS Act (a “Permitted Issuer”) from the definition of “security”.
The GENIUS Act prohibits any person from issuing a payment stablecoin in the United States unless the person is a Permitted Issuer or a foreign payment stablecoin issuer in a jurisdiction that has been found to have a regulatory and supervisory framework “comparable” to the framework established under the GENIUS Act and that meets certain other requirements. Depending on a number of factors and determinations, a Permitted Issuer may be primarily regulated at the federal or state level. The GENIUS Act also contains certain prohibitions on digital asset service providers offering or selling unlawful stablecoins beginning on July 18, 2028.
Insured depository institutions such as SoFi Bank are not permitted to be Permitted Issuers under the GENIUS Act. However, among other types of entities that may become Permitted Issuers, a subsidiary of an insured depository institution that meets certain requirements may become a Permitted Issuer with the approval of the appropriate federal banking agency with respect to the parent insured depository institution, which is the OCC in the case of SoFi Bank. The GENIUS Act permits the primary federal payment stablecoin regulators to waive the application of certain requirements of GENIUS Act for a period not to exceed 12 months beginning on the effective date of the GENIUS Act, with respect to a subsidiary of an insured depository institution, if the insured depository institution has an application pending on the effective date of the GENIUS Act for the subsidiary to become a Permitted Issuer. SoFi Bank expects to request approval of the OCC to form a subsidiary that will become a Permitted Issuer with respect to SoFiUSD.
The GENIUS Act establishes certain prudential standards applicable to Permitted Issuers. Among other requirements, the GENIUS Act prohibits Permitted Issuers from paying interest or yield solely in connection with the holding, use, or retention of a payment stablecoin of the Permitted Issuer, requires Permitted Issuers to maintain reserves fully backing payment stablecoin obligations, limits the assets permissible for payment stablecoin issuers to hold as reserves and generally requires that reserve assets be maintained free from encumbrances, establishes capital, liquidity and risk management requirements for Permitted Issuers, treats Permitted Issuers as financial institutions required to implement an effective anti-money laundering

SoFi Technologies, Inc.

program under the BSA, as amended by the USA PATRIOT Act, limits the permissible activities of Permitted Issuers, and specifies certain periodic disclosure requirements.
As noted above, the laws and regulations governing digital assets, including stablecoin, are rapidly evolving and increasing in scope. We are monitoring legislative and administrative updates, including Executive Orders that may affect the stablecoin industry, to promptly implement any compliance measures as may be necessary to support the use of SoFiUSD. As a result of regulatory uncertainties, we may be required to change our business practices, obtain additional licenses or registrations, restructure certain activities, products or services, or discontinue or modify SoFiUSD or related features, any of which could harm our reputation, reduce revenue, increase compliance costs, or otherwise have a material adverse effect on our business, financial condition and results of operations.
SoFi Protect. SoFi operates SoFi Insurance Agency, LLC (“SoFi Insurance”), which in some cases offers products using the brand name “SoFi Protect.” SoFi Insurance maintains agency agreements with insurance carriers and marketing agreements that enable SoFi Insurance to offer members access to multiple insurance products and services, which today include life insurance, automobile insurance, homeowners insurance, renters insurance and “cyber” insurance. We may add new products from time to time. All such insurance products are offered by insurance carriers, not SoFi Insurance. SoFi Insurance Agency, LLC is subject to certain state insurance statutes and regulations.
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
On January 1, 2020, the CCPA took effect, directly impacting our California business operations and indirectly impacting our operations nationwide. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. While personal information that we process that is subject to the GLBA is exempt from the CCPA, the CCPA regulates other personal information that we collect and process in connection with the business. Effective January 1, 2023, an amendment to CCPA imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. The amended CCPA also created a new state agency that is vested with authority to implement and enforce the CCPA.
In 2025, the CCPA regulations were amended. Effective January 1, 2026, the amended regulations introduce new requirements for periodic risk assessments and mandatory cybersecurity audits for large organizations. In addition, they impose strict obligations on businesses that use automated decision-making technology (ADMT), including for AI-based profiling.
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
Our broker-dealer and investment adviser is subject to SEC Regulation S-P, which requires that these businesses maintain policies and procedures addressing the protection of customer information and records. This includes protecting against any anticipated threats or hazards to the security or integrity of customer records and information and against unauthorized access to or use of customer records or information. Regulation S-P also requires these businesses to provide initial and annual privacy notices to customers describing information sharing policies and informing customers of their rights.
On October 22, 2024, the CFPB finalized a new regulation, implementing personal financial data rights established by the Dodd-Frank Act. The rule will require us to make consumers’ data available upon request to consumers and authorized third parties in a secure, reliable manner. It also requires us to implement privacy protections if we seek consumer financial data from another financial institution, as an authorized third party of a consumer. The CFPB is expected to release a Notice of Proposed Rulemaking (NPRM) in the first quarter of 2026. The rule’s original compliance deadlines are currently stayed as part of ongoing litigation, and are not being enforced while CFPB reconsiders the rule.

Intellectual Property

We seek to protect our intellectual property by relying on a combination of federal, state and common law in the United States, the laws of foreign countries, as applicable, including Switzerland, as well as on contractual measures. We use a variety of measures, such as trademarks, trade secrets and patents, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures, a key part of our broader risk management strategy.
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

SoFi Technologies, Inc.

Our Culture and Human Capital Resources

Building a durable culture is and will continue to be a key determinant in our ability to help our members get their money right and ultimately to achieve our mission. Creating great culture is a journey, not a destination. We challenge our employees to integrate each distinct SoFi value enumerated below into their work.
These core values are at the center of how we serve our members, build our company, and work together, as they form the foundation of the SoFi Way—our shared commitment to acting as founders, problem solvers, and partners. At SoFi, we believe our long-term growth and success depend on our ability to attract, develop and retain a high-performing workforce. We believe supporting, developing and inspiring our employees will ultimately unlock the potential of the organization, drive excellence across the business and solidify SoFi as a top career destination where people love to work. We are committed to equal employment opportunity and to making employment decisions based on job-related criteria.
Employees
As of December 31, 2025, we employed approximately 6,100 employees, of which approximately 82% were located in the United States and 18% were located internationally. None of our U.S. based employees are currently represented by a labor union or have terms of employment that are subject to a collective bargaining agreement, and we have not historically experienced any work stoppages.
Attracting and Retaining Employees
The goal of SoFi recruitment efforts is to attract and hire talented individuals in all roles and at all career levels. We strive to provide both external candidates and internal employees who are seeking a different role with challenging and stimulating career opportunities. These opportunities range from internship programs for students to entry-level, management and executive careers. Attracting talent from all backgrounds and perspectives is important to us, and aligns with one of our core values. We believe in fostering a strong sense of inclusion and belonging for all employees with a lens on representation. Our culture unlocks collaboration, accelerates creativity, and ultimately enables us to accomplish our mission of helping millions of people achieve financial independence.
Learning and Employee Development
We believe strongly in investing in our employees throughout the employee life cycle. Great care is taken to onboard new hires and set them up for success, both in terms of a broad understanding of SoFi’s mission, values, strategic points of

SoFi Technologies, Inc.

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
We use employee feedback to inform the ongoing development of our employee programs directly. In addition to administering a semi-annual survey to gather input from our global workforce, we also conducted specific surveys to gather direct employee feedback on specific topics.
Compensation and Employee Benefits
Our compensation programs are designed to attract, retain and motivate talented, profoundly qualified and committed individuals who believe in our mission, while rewarding employees for long-term value creation. We have a pay-for-performance culture in which employee compensation is aligned to Company performance, as well as individual contributions and impact. Our long-term incentive program aligns employee compensation to the long-term interests of our shareholders, while encouraging them to think and act like owners. As we continue to evolve our programs and practices, we strive for a fair, competitive, transparent, equitable, and well governed approach in recognizing and rewarding our employees. We also have an Employee Stock Purchase Plan (ESPP) pursuant to which employees have the right to purchase shares of the Company’s common stock at a discount.
Additionally, our employees’ and their families health and wellness are integral to SoFi’s success. We have a comprehensive benefits program to support the physical, mental and financial well-being of our employees. For our U.S. based workforce we have one core medical plan in which SoFi pays approximately 95% of the monthly premium and additional medical plans with subsidized premiums. In addition to core medical, we offer fertility and parental benefits to help employees who are looking to grow their family, including a reimbursement solution for eligible family building expenses, a paid parental leave benefit, as well as a partially subsidized back-up family care benefit. To support the mental health of our employees, we offer a benefit that allows them to meet with coaches and clinical care providers at no cost. Our tuition reimbursement and student loan repayment programs in the U.S. provide financial support to our employees, allowing them to advance their education and pay off existing student loan debt. Beginning in 2026, we also began offering matching contributions for eligible participants of our Section 401(k) retirement savings plan.
Our benefits packages also include, among other things, basic life insurance and supplemental life insurance, short-term and long-term disability insurance, and competitive paid time off. Additionally, our program SoFi Gives is a benefit that provides eligible employees with paid time off to engage in volunteer opportunities within their communities.

Environmental, Social, and Corporate Governance

Sustainable business practices are embedded into our day-to-day operations, as we continue to make critical investments in our team and infrastructure to be further able to scale and support new avenues of growth. We believe this not only aligns with our top company priority of making our culture better every second of every day, but also improves our profitability and supports long-term value creation for our shareholders.
In 2025, we published our third comprehensive ESG report which shares how our company priorities, core values, mission and commitments to the communities we serve shape how we do business, support our employees, and create a meaningful and lasting impact for our members and customers. This report covers a broad set of ESG-related efforts which have been key to informing our approach, including our people programs, product development processes, community investments and social impact, environmental footprint, corporate governance strategies, risk management operations, public policy initiatives and more. In addition, we have an ESG Committee comprised of key management stakeholders who are tasked with tracking our progress within our ESG initiatives using real world, data-based metrics, as well as devising and executing strategies to create an even greater impact.
This and any other ESG-related reports and information included on our investor relations website are not incorporated by reference into, and do not form any part of, this Annual Report on Form 10-K.

SoFi Technologies, Inc.

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
Business, Financial and Operational Risks
•our ability to successfully identify and address the risks and uncertainties we face, particularly with respect to certain rapidly evolving industries, including digital asset and blockchain innovations, and with respect to continued expansion abroad;
•demands on our resources, intense and increasing competition, and the success of our business model;
•legislative and regulatory policies and related actions that apply or may apply to us, particularly as a result of our operating a bank and as a bank holding company, in connection with our digital asset and blockchain offerings and student loans, from our continued expansion abroad, given our brokerage and investment advisory activity, or related to services provided by our technology platform;
•loss of one or more significant purchasers of our loans or additional significant technology platform clients;
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
•cyberattacks and other security breaches that may harm our brand and reputation and the expense of which may stress our resources;
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
•financial issues or liquidity issues experienced by our technology platform clients could result in termination of, or inability to pay for, the services we provide;
Risks Related to Funding and Liquidity
•our ability to retain, increase or secure new or alternative financing, including through deposits, to finance our business and the receivables that we originate or other assets that we hold;
•termination of one or more of our warehouse facilities;
•our ability to sell the loans we originate to third parties;
•increases in member loan default rates or the possibility of being required to repurchase loans or indemnify the purchasers of our loans;
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
Risk Management and Financial Reporting Risks
•our ability to effectively mitigate risk exposure;
•our ability to establish and maintain proper and effective internal control over risk management processes and procedures and financial reporting;

SoFi Technologies, Inc.

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
•cyber breaches or intrusions, including successful social engineering attacks, such as phishing, that imperil the confidential information of our members, prospective members, technology platform clients and the customers of our technology platform clients, and employees and third-party service providers, and may harm our reputation and brand;
•technology challenges related to the collection, processing, use, storage and transmission of personal data;
•liabilities related to the data, models, and use of artificial intelligence (“AI”) in products or business processes;
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
We operate in rapidly evolving industries which may make it difficult to successfully identify risks to our business and evaluate our future prospects. In addition, in recent years, we have rapidly expanded our operations to include or grow, among other things, deposit accounts, credit cards, investment services, technology solutions, home loan originations, small business financing solutions, loan platform business solutions, alternative investments, digital asset and blockchain innovations, and international operations, and we have limited experience in these areas. In the first quarter of 2022, we acquired a bank charter and face risks as a result of our lack of experience operating a bank and as a bank holding company. We also acquired Technisys in the first quarter of 2022, which furthered our international expansion into Latin America and introduced new risks due to our limited history of operations in certain Latin American countries. In 2023, we acquired Wyndham, a fintech mortgage lender, which expanded our home loan business. In 2024, we adopted our Technology Platform’s Cyberbank Core in connection with the launch of a commercial payment services sponsor bank program. In 2025, SoFi Bank launched SoFi Crypto in the U.S., and SoFi Securities (Hong Kong) Limited launched crypto trading in Hong Kong, giving members the ability to buy, sell and hold digital assets, and we launched self-serve global remittance services in over thirty countries, allowing SoFi members to seamlessly and securely transfer money internationally. In addition, in 2025, SoFi Bank launched SoFi Smart Card, a charge card secured by the member’s SoFi Money checking and savings Account, to SoFi Plus members.
In addition to the events above, we face numerous challenges to our success, including our ability to:
•increase or maintain the number, volume and types of, and add new features to, the loans we extend to our members as the market for loans evolves and as we face new and increasing competitive threats;
•successfully integrate our past and future acquisitions;
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

SoFi Technologies, Inc.

•further establish, diversify and refine our checking and savings, credit card, investment and brokerage offerings to meet evolving consumer needs and preferences, such as the introduction of products based on digital asset and blockchain innovations and the SoFi Smart Card;
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
•introduce new products or other offerings, as well as new or improved technologies, to meet the needs of our existing and prospective members and clients or to keep pace with competitive lending, checking and savings, credit card, investment, technology, including digital asset, blockchain and AI innovations, and other developments;
•successfully navigate the evolving regulatory environment for digital assets and blockchain technology;
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
•adequately respond to macroeconomic and other exogenous challenges, including fluctuating interest rates, market volatility, particularly in the financial services industry, changes in consumer confidence, consumer discretionary spending and loan delinquency rates, pandemics or other health-related crises, the confrontation in Venezuela, the ongoing conflict in the Middle East, the ongoing war in Ukraine, and significant changes related to governmental policy, rules and regulations or executive actions;
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
We have a history of net losses prior to the fourth quarter of 2023. We may incur net losses in the future, and any such losses may fluctuate significantly from quarter to quarter. We will need to continue to generate and sustain significant revenues

SoFi Technologies, Inc.

for our business generally and achieve greater scale and generate increasing operating cash flows from our Financial Services and Technology Platform segments, in particular, in future periods, as well as successfully navigate the macroeconomic environment, in order to maintain or increase our level of profitability. We intend to continue to invest in new products and businesses, which has in the past and may in the future cause us to fund and operate aspects of our business at a loss. We also intend to continue to invest in sales and marketing, technology, and additional products and services in order to enhance our brand, our brand recognition and our value proposition to our members, prospective members and clients in our technology platform business, and these continued investments and costs could create further challenges to maintaining or increasing profitability. Our general and administrative expenses have in the past and may in the future increase to meet the increased compliance and other requirements associated with operating as a public company and a bank holding company, operating a bank, and evolving regulatory requirements and policy changes. See “Regulatory, Tax and Other Legal Risks—As a bank holding company, we are subject to extensive supervision and regulation, and changes in laws and regulations applicable to bank holding companies could limit or restrict our activities and could have a material adverse effect on our operations”.
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
Our rapid growth in certain areas of our business in recent years, primarily within our Financial Services and Technology Platform segments, as well as operating a bank and as a bank holding company, has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the consumer financial services market, changing technologies, an evolving fraud, privacy and information security landscape, and regulatory developments, both domestically and internationally, relating to our existing and projected business activities. Our future growth will depend on, among other things, our ability to maintain an operating platform and management system able to address such growth, our ability to grow and optimize deposit balances, and our ongoing ability to demonstrate to our regulators that our risk management and compliance practices are growing and evolving in a commensurate fashion, all of which has required, and we expect will continue to require, us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
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
We expect our competition to continue to increase, as there are no substantial barriers to entry to certain of the markets we serve. Certain of our current and potential competitors have longer operating histories, particularly with respect to our financial services products, including digital asset and blockchain offerings, significantly greater financial, technical, marketing

SoFi Technologies, Inc.

and other resources, and a larger customer base than we do. This allows them to potentially offer more competitive pricing or other terms or features, a broader range of financial products, or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in member preferences. In addition to established enterprises, we may also face competition from early-stage companies, or companies in industries not typically associated with financial services, such as social media and other commerce platforms, attempting to capitalize on the same, or similar, opportunities as we are. Our existing or future competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract current or potential members away from our services and reduce our market share in the future. Additionally, when new competitors seek to enter our markets, or when existing market participants seek to increase their market share, these competitors sometimes undercut, or otherwise exert pressure on, the pricing terms prevalent in that market, which could adversely affect our market share and/or our ability to capitalize on market opportunities.
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
•other digital asset and global remittance service providers for our SoFi Crypto and self-serve global remittance products;
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

SoFi Technologies, Inc.

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
Our current and future business prospects demand that we act to meet these competitive challenges but, in doing so, our revenues and results of operations could be adversely affected if we, for example, increase marketing or other expenditures or make new expenditures in other areas. Competitive pressures could also result in us reducing the annual percentage rate on the loans we originate, increasing the annual percentage rate we pay on the checking and savings product, charging fees for services we currently provide for free, such as SoFi Plus, incurring higher member or technology platform client acquisition costs, or make it more difficult for us to grow our loan originations in both number of loans and volume by principal balance for new as well as existing members or expand the adoption of additional products by our current, or acquire new, technology platform clients. All of the foregoing factors and events could adversely affect our business, financial condition, results of operations, cash flows and future prospects.
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
We have invested significantly in our brand and believe that maintaining and enhancing our brand identity is critical to our success. Our ability to attract members depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include, but are not limited to, earned media through press, social media and search engine optimization, as well as paid advertising, such as online affiliations, search engine marketing, digital marketing, social media marketing, influencer marketing, offline partnerships, out-of-home, direct mail, lifecycle marketing and television and radio advertising. Our ability to compete for, attract and maintain members, lending counterparties, Loan Platform Business counterparties, marketing partners and other partners relies to a large extent on their trust in our business, our reputation and the value of our brand. While our goal remains to increase the strength, recognition and trust in our brand by increasing our member base and expanding our products and services, if any of our current marketing channels becomes less effective, if regulatory requirements, including the CFPB and FDIC’s advertising rules, restrict or diminish our ability to use these channels, if we are unable to continue to use any of these channels, if we receive negative publicity or fail to maintain our brand, if the cost of using these channels significantly increases or if we are not successful in generating new channels, we may not be able to attract new members or increase the activity of our existing members on our platform in a cost-effective manner. For example, in February 2024, the CFPB released a Consumer Financial Protection Circular, warning digital comparison-shopping tool operators and lead generators that marketing practices that take unreasonable advantage of a consumer’s reasonable reliance on the operator or lead generator to act in the consumer’s interests may violate the CFPA prohibition on abusive acts or practices. Such unreasonable advantage can include distorting the shopping experience for a consumer financial product or service by giving preferential treatment to an operator or lead generator’s own or other products or services through steering or enhanced product placement, for financial or other benefits. If we are unable to recover our marketing costs through increases in the size, value or the overall number of loans we originate, or member selection and utilization of other SoFi products such as SoFi Money, SoFi Invest, SoFi Credit Card and SoFi Crypto, it

SoFi Technologies, Inc.

could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. In addition, negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of consumer information by us or our third-party service providers, data breaches, matters related to or affecting our financial reporting or compliance with SEC and Nasdaq listing requirements and media coverage, whether accurate or not. Negative publicity or allegations could reduce demand for our products, result in a decrease in the price of our stock, undermine the loyalty of our members and the confidence of our lending counterparties and technology platform clients, impact our partnerships, reduce our ability to recruit and retain employees or lead to greater regulatory scrutiny, all of which could lead to the attrition of our members, lending counterparties, Loan Platform Business counterparties and/or technology platform clients and harm our results of operations. In addition, we and our officers, directors and/or employees have been, and may in the future be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity and/or adversely impact our business, even if we are ultimately successful in defending against or litigating such claims.
Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our business, results of operations, and financial condition.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business and continues to increase substantially because of our size and profile in the financial services industry. Moreover, negative public opinion has in the past and could in the future result from actions by the financial services industry generally, including due to the failure of one or more additional banks, or by certain members or individuals in the industry and can adversely affect our reputation with no actual or alleged actions on our part. For example, public opinion of the financial services industry was negatively impacted following the 2023 closures of Silicon Valley Bank, Signature Bank, and First Republic Bank and generally resulted in decreases in the stock prices of financial services companies.
Negative public opinion could result from our actual or alleged conduct in any number of activities, including sales and marketing practices; consumer lending practices; loan origination or servicing activities; mortgage foreclosure actions; management of client accounts or investments; lending, investing or other business relationships; identification and management of potential conflicts of interest from transactions; obligations and interests with and among our members or customers; environmental, social and governance practices; litigation or regulatory actions taken by us or to which we are a party; regulatory compliance; risk management; incentive compensation practices; and disclosure, sharing or inadequate protection or improper use of member or customer information, and from actions taken by government regulators and community or other organizations in response to that conduct. Although we have policies and procedures in place intended to detect and prevent conduct by us, our employees and third-party service providers that could potentially harm members or customers or our reputation, there is no assurance that such policies and procedures will be fully effective in preventing such conduct.
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
We communicate certain ESG-related initiatives regarding our employees, climate-related commitments, governance-related metrics, including for executive compensation, and other matters in our ESG Report, on our website, in our filings with the SEC, and elsewhere. These initiatives and commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters change, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure with respect to our ESG-related initiatives or commitments could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.

SoFi Technologies, Inc.

We also face risk from evolving standards, regulations and disclosure requirements related to ESG, which we may fail to satisfactorily meet. For example, a number of state legislators and regulators have adopted or are currently considering proposing or adopting other rules, regulations, directives, initiatives and laws requiring ESG-related disclosures or conduct, including California laws S.B. 253, S.B. 261 and A.B. 1305. The adoption of these and similar laws could require us to, among other things, expend material capital resources in connection with compliance efforts. Furthermore, there continues to be a lack of consistent proposed climate change and ESG-related legislation and guidance, which creates regulatory and economic uncertainty. Such matters can affect the willingness or ability of investors to make an investment in our Company, as well as our ability to meet regulatory requirements. Any failure, or perceived failure, to meet evolving regulations and industry standards could have an adverse effect on us.
In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and President Trump having issued an executive order discouraging diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in volatility of our stock price and the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.
We may experience fluctuations in our quarterly operating results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our instruments (including, but not limited to, our loans), the level of our expenses, the degree to which we encounter competition in our markets, general economic conditions, significant changes in default rates on loans, including credit card receivables, the rate and credit market environment and our ability to raise our coupon rates along with interest rates that are higher than those in the recent past, legal or regulatory developments, changing demographics, and legislative, regulatory or policy changes. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We sell our loans to a concentrated number of whole loan purchasers and the loss of one or more significant purchasers could have a negative impact on our operating results.
Although we continue to hold loans on-balance sheet for longer periods, when we sell our personal loans, student loans and home loans, we sell to a concentrated number of whole loan purchasers. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, certain of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors, prevailing interest rates and a change in business plan, liquidity or strategy by the purchaser. If any of these purchasers significantly reduces the dollar amount of the loans it purchases from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may require us to reduce originations or hold additional loans on our balance sheet and may reduce our flexibility in making financing decisions. In addition, the loss of one or more significant purchasers of our loans could increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans we hold on balance sheet. This may have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.
We originate personal loans under the Loan Platform Business for a concentrated number of counterparties, and the loss of one or more significant Loan Platform Business counterparties could have a negative impact on our operating results.
We originate personal loans under the Loan Platform Business for a concentrated number of counterparties. Although Loan Platform Business counterparties agree to purchase on a largely committed basis, there are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our personal loans by these or other Loan Platform Business counterparties. In addition, purchases of our personal loans by these Loan Platform Business counterparties have historically fluctuated and may continue to fluctuate based on a number of factors, certain of which may be outside of our control, including economic conditions, the availability of alternative investments, changes in the terms of the personal loans, personal loans offered by competitors, prevailing interest rates and a change in business plan, liquidity or strategy by the counterparty. If any of these counterparties significantly reduces the dollar amount of the Loan Platform Business loans it orders from us, we may be unable to find another counterparty for the Loan Platform Business on favorable terms or at all, which may require us to reduce originations under the Loan Platform Business or hold additional loans on balance sheet and may reduce our flexibility in making financing decisions. This may have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.

SoFi Technologies, Inc.

Galileo and Technisys depend on a small number of clients, the loss or disruptions in operations of any of which could have a material adverse effect on their businesses and financial results, and negatively impact our financial results and results of operations.
Galileo and Technisys revenue from clients is highly concentrated and a significant Galileo client recently moved to a competitor. There are inherent risks whenever a large percentage of net revenue is concentrated with a limited number of clients, including fluctuations in revenue, the loss of any one or more of those clients as a result of bankruptcy or insolvency proceedings involving the client, the loss of additional clients to a competitor, harm to that client’s reputation or financial prospects or other reasons, including adverse general economic conditions affecting Galileo and Technisys clients many of which are fintechs and other financial services firms. Any further reduction in the amount of revenue that we derive from these clients, without an offsetting increase in new sales to other clients, has had and could have a material adverse effect on our operating results in the future. A significant change in the liquidity or financial position of our clients could also have a material adverse effect on our liquidity and our future operating results. In addition, disruptions in the operations of certain of Galileo’s key clients have had an adverse impact on Galileo, and any future disruptions in the operations of any key Galileo or Technisys clients could be material and have an adverse impact on our results of operations.
We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.
We rely on certain third-party computer systems or third-party service providers, including cloud technology providers such as AWS, internet service providers, payment services providers, including for our self-serve global remittance product, market and third-party data providers, regulatory and compliance services providers, clearing systems, market makers and other liquidity providers, exchange systems, banking technology systems, co-location facilities, communications facilities and other facilities to run our platform, facilitate trades by our members and support or carry out certain functions. For example, to provide our checking and savings account, cash management account, credit cards and other products and services, we rely on third parties that we do not control, such as payment card networks, our acquiring and issuing processors, payment card issuers, various financial institution partners, systems like the ACH, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds, and the provision of information and other elements of our services. In addition, external content providers provide us with financial information, market news, charts, option and stock quotes, digital assets quotes, research reports and other fundamental data that we provide to our members. Any interruption in these third-party services, or deterioration in the quality of their service or performance, could be disruptive to our business. Furthermore, third parties may rely on AI or machine learning for the services they provide us and, given that the regulatory framework relating to the use of AI and machine learning services in the provision of financial services is still developing, the third parties’ use of such technologies may impact their ability to carry out certain functions or impact the quality of their service or performance.
Our third-party service providers are susceptible to, and have experienced, operational, technological and security vulnerabilities, including security incidents and breaches and outages, which may impact our business, and our ability to monitor our third-party service providers’ data security is limited. In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks.
Failures or security incidents or breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, have in the past and could in the future cause us to incur losses, result in decreased member or client satisfaction and increase member or client attrition, subject us to member or client complaints, significant fines, litigation, disputes, claims, regulatory investigations or other inquiries and harm our reputation. Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology platform and services, the amount of data that we store and the number of members, technology platform clients, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Furthermore, any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections. For example, certain of our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.
In addition, there is no assurance that our third-party service providers or their subcontractors will be able to continue to provide these services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately

SoFi Technologies, Inc.

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
If a service provider or their subcontractor fails to either provide the services required or expected or meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact our business. Such a failure could also adversely affect the perception of the reliability of our networks and services and the quality of our brand, which could materially adversely affect our business and results of operations.
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
Our oversight of third-party service providers is subject to regulation, supervision and examination by our prudential and other regulators, and if our oversight is found to be lacking, it may adversely affect our business.
Because we are a bank holding company subject to regulation, supervision and examination by the Federal Reserve, and because SoFi Bank is subject to regulation, supervision and examination by the OCC and the FDIC, and SoFi Bank and its affiliates are subject to regulations issued by the CFPB, our and SoFi Bank’s oversight of third-party service providers is subject to regulatory oversight. In 2024, the Federal Reserve, OCC and FDIC increased their focus on regulating banks’ relationships and oversight over third-party service providers. For example, these agencies published interagency guidance and a joint statement on banks’ vendor management practices and arrangements with third parties to deliver bank products and services in May 2024 and July 2024, respectively, and these and other regulatory authorities continued to scrutinize and take enforcement actions against banks and their business partners for insufficient third-party management programs in 2024.
In addition, because Galileo provides technology services to SoFi Bank, we are subject to additional regulatory scrutiny under Regulation W which requires, among other things, that arrangements between a bank and its affiliates are on market terms. If a regulatory authority found our or SoFi Bank’s service provider oversight to be deficient or otherwise lacking, the regulatory authority could require that we or SoFi Bank implement corrective action, including limiting or terminating certain relationships with service providers, which could be costly and disruptive to our business and have an adverse effect on our regulatory affairs, reputation and results of operations.
A cyberattack or other security incident could result in significant costs and adversely affect our business, financial condition and results of operations.
We face risks related to cyberattacks and other security incidents, including unauthorized access to or disruption of our information systems and those of our third-party service providers and social engineering schemes that target our employees to gain access to our systems. A successful cyberattack, data breach, or other security incident could result in significant costs and adversely affect our business, financial condition, and results of operations. These costs include expenses for incident response, forensic investigations, system and member remediation, data recovery, and business interruption, as well as legal, regulatory, and contractual costs, including costs associated with required notifications, regulatory investigations, fines or penalties, litigation, settlements, and judgments. In addition, a cybersecurity incident could result in increased cybersecurity and insurance costs, including higher premiums or reduced availability of coverage. Any of the foregoing could materially and adversely

SoFi Technologies, Inc.

affect our business, financial condition, and results of operations. Further, we may face damages resulting from a cybersecurity incident in excess of our insurance policy limits.
Beyond these direct costs, a cybersecurity incident could cause reputational harm, loss of member, prospective member, technology platform client, employee or other third-party partner confidence, reduced demand for our products or services, and diversion of management and employee resources. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations. See “Information Technology and Data Risks—Cyberattacks and other security incidents and compromises could have an adverse effect on our business and systems, harm our brand and our reputation and expose us to liability. Efforts to prevent and respond to these attacks and incidents are costly” for additional information on the risks of cyberattacks and other security incidents to our business.
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
In addition, the Capped Call Transactions are complex, and they may not operate as planned. For example, the terms of the Capped Call Transactions may be subject to adjustment, modification or, in certain cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call Transactions.

SoFi Technologies, Inc.

Market and Interest Rate Risks

Our business and results of operations have in the past and may in the future be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
Our business and results of operations are directly affected by elements beyond our control, including general economic, political, social and health conditions in the U.S. and in countries abroad. These elements can arise suddenly and the full impact can remain unknown or result in adverse effects, including, but not limited to, extreme volatility in credit, equity and foreign currency markets, changes to buying patterns of our members and prospective members or reductions in the credit quality of our members, and changes to the financial condition of our technology platform clients and prospective clients.
In particular, markets in the U.S. or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation and hyperinflation, supply chain disruptions, changes in consumer spending, employment levels, labor shortages, changes to fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, federal government shutdowns, developments related to the U.S. federal debt ceiling, changes in legislation, regulations or policy, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict (e.g., the confrontation in Venezuela, the ongoing conflict in the Middle East and the ongoing war in Ukraine), terrorism or other geopolitical events which may affect our results of operations. For example, although we do not have operations in the locations impacted by these conflicts, the ongoing conflict in these locations has led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could adversely affect our business, results of operations and financial condition, including capital and liquidity levels. We are not able to predict with any certainty the ultimate impact that any of these events, as well as any other future events, may have on our business.
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
Our business is sensitive to interest rates and interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The Federal Reserve increased interest rates throughout 2022 and 2023 before lowering interest rates in 2024 and 2025, and we are unable to predict whether interest rates will increase or decrease in the future. Further changes to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes have in the past and could in the future also affect (i) our ability to originate loans at competitive rates; (ii) our ability to pay a competitive variable annual percentage yield for deposits; (iii) the fair value of our financial assets and liabilities; (iv) the average duration of our loan portfolios and other interest-earning assets; (v) the mix of lending products we originate which is influenced by demand for refinancing products; and (vi) the competition faced by our SoFi Money deposit product from other investment products which may become more attractive as interest rates rise. See “Changing expectations for inflation and fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation” for additional information on the risks of interest rate fluctuations to our business.

SoFi Technologies, Inc.

Interest rate changes and other actions, including balance sheet management, lending facilities, and various quantitative measures and similar actions taken by the Federal Reserve or other central banks, are beyond our control and difficult to predict. These actions affect interest rates and the value of financial instruments, increase the likelihood of a more volatile market, influence the strength or weakness of the U.S. dollar and the resulting direction of change in gross domestic product, and affect other assets and liabilities and can impact our members and technology platform clients. Any economic downturn, especially in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes or uncertainty with respect to existing laws, regulations and policies, including changes in guidance and interpretation by regulatory authorities, and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, cybersecurity and privacy, digital assets, climate change (including any required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our members, our technology platform clients, our counterparties and our earnings and operations. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union (the “EU”)) have in recent years negatively impacted financial markets. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets. An escalation of tensions, such as a trade war between certain countries or a further escalation in conflict in the Middle East or Eastern Europe or new conflict in Latin America, could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of duties and tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
Any of these developments could adversely affect our business, our members, our technology platform clients, our other counterparties, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, our liquidity and our results of operations.
We have the option of pursuing a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to the issuance of equity, historically we have funded our operations and capital expenditures through sales of our loans, secured and unsecured borrowing facilities and securitizations. We have the option of pursuing a gain-on-sale origination model and, consequently, our earnings and financial condition are largely dependent on the price we can obtain for our products in the capital markets, which has been and may be negatively impacted by interest rates that are higher than those in the recent past combined with longer periods during which we have held, and may continue to hold, loans on-balance sheet. These capital markets risks may be partially mitigated by the availability of bank deposits and other corporate cash (if any) to temporarily hold the loans on our balance sheet, and by utilizing our Loan Platform Business to originate and sell loans, in certain instances on a fixed fee basis. However, bank deposits and corporate cash have not historically been our primary source of funding and can be impacted by a number of factors, and our Loan Platform Business is new and does not have a significant performance history. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, public perceptions of the financial services industry, and condition of, and our access to, the capital markets at the time we seek financing. The capital markets have from time-to-time experienced periods of significant volatility, including, most recently, volatility driven by benchmark interest rate movements, uncertainty in the financial services sector, the confrontation in Venezuela, the ongoing conflict in the Middle East and the ongoing war in Ukraine, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive or unavailable, our business, financial condition, results of operations, cash flows and future prospects could be materially and adversely affected.
Changing expectations for inflation and fluctuations in interest rates could decrease demand for our lending products and negatively affect loan performance, as well as increase certain operating costs, such as employee compensation.
The U.S. economy has remained strong despite facing certain headwinds, including, but not limited to, changing U.S. consumer spending patterns, fluctuating inflation and interest rates, reduced consumer discretionary spending, and weakening wage growth, but there is no guarantee that future changes will not have an impact. For example, the Federal Reserve increased

SoFi Technologies, Inc.

interest rates throughout 2022 and 2023 before lowering interest rates in 2024 and 2025. We are unable to predict whether interest rates will increase or decrease in the future. Continued elevated interest rates may decrease borrower demand for certain of our lending products, even as inflation places pressure on consumer spending, borrowing and saving habits as consumers evaluate their prospects for future income growth and employment opportunities in the current economic environment, and as borrowers face uncertainty about the impact of elevated prices on their ability to repay a loan. A change in demand for our lending products and any steps we may take to mitigate such change could impact our credit quality and overall growth. For example, we have experienced lower demand for our home loans in an elevated interest rate environment, as our historical demand has primarily resulted from refinancing, which is less attractive in a higher interest rate environment. We have also focused on personal loan originations to offset the lower demand in other lending products. Personal loans are a higher risk product than home loans or student loans and we have continued to see an increase in the amount of personal loans that we originate which may increase the inherent risk in our overall portfolio. In addition, fluctuating interest rates may increase our cost of capital and ability to offer a competitive interest rate on our loans. Although we closely monitor these increased risks, there is no guarantee we will make the correct adjustments to our originations or make adjustments quickly enough. Furthermore, economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan defaults, foreclosures and charge-offs and negatively affect our business, financial condition, results of operations, cash flows and future prospects.
Additionally, an inflationary environment has increased and may continue to increase the cost of labor, technology, professional services, marketing and other operating inputs, which could lead to higher wages and benefits, increased vendor and third-party service costs, and rising prices for goods and services necessary to support our operations. For example, an inflationary environment combined with a healthy labor market and decreases in the market value of our equity awards could make it more costly for us to attract or retain employees. In order to meet the compensation expectations of our prospective and current employees due to inflationary and other factors, we have in the past and may in the future be required to increase our operating costs or risk losing skilled workers to competitors. See “Personnel and Business Continuity Risks—The job market and the optimization of our workforce creates a challenge and potential risk as we strive to attract and retain a highly skilled workforce” for more information on the risks posed by a competitive labor market. While we may seek to mitigate these impacts through cost controls or efficiency initiatives, there can be no assurance that such measures will be successful or sufficient. If we are unable to offset higher operating expenses with corresponding revenue growth, our margins, profitability, and cash flows could be materially and adversely affected.
Fluctuations in interest rates could negatively affect the demand for our checking and savings product.
Falling, low or fluctuating interest rates, including declining interest rates in 2024 and 2025, could have had in the past, and may in the future have, a negative impact on the demand for our checking and savings product. Checking and savings provides members a digital banking experience that offers a variable annual percentage yield, which is at our discretion. If we are not able to offer competitive interest rates on deposit accounts, demand for our checking and savings product may decrease, which may impact our ability to access deposits as a more cost-effective source of funding for our loans. Although we have been in an elevated interest rate environment in recent years, interest rates declined in 2024 and 2025 and there is no guarantee that the interest rate we offer on our deposit accounts will remain competitive and in a falling or low interest rate environment, account holders and prospective account holders may be discouraged from using these products, which would adversely affect our business, financial condition, results of operations, cash flows and future prospects.
Higher than expected payment speeds of loans could negatively impact the fair market value of the lending portfolio and our returns as the holder of the residual interests in securitization trusts holding personal and student loans. These factors could materially alter our net revenue or the value of our residual interest holdings.
The rate at which borrowers prepay their loans can have a material impact on our net revenue, the value of our lending portfolio and the value of our residual interests in securitization trusts. Prepayment rates are subject to a variety of economic, social, competitive and other factors, including fluctuations in interest rates, availability of alternative financings, legislative, regulatory or policy changes affecting the student loan market, the home loan market, consumer lending generally and the general economy, including changing expectations for inflation. For example, interest rates continued to decline in 2025, and a lower interest rate environment may lead to higher prepayment rates on loans.
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
We continue to use, and may in the future use, financial instruments for hedging and risk management purposes in order to protect against possible fluctuations in interest rates, or for other reasons that we deem appropriate. In particular, we expect our interest rate risk to increase with our home loans business which continues to grow. However, any current and future hedges we enter into will not completely eliminate the risk associated with fluctuating interest rates and our hedging activities may prove to be ineffective.
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
Our success depends, in part, on our ability to expand our business. In certain circumstances, we may determine to do so through the acquisition of complementary assets, businesses and technologies rather than through internal development. For example: (i) in April 2020, we acquired 8 Limited, an investment business in Hong Kong, (ii) in May 2020, we acquired Galileo, a company that provides technology platform services to financial and non-financial institutions, (iii) in February 2022, we acquired Golden Pacific, a bank holding company, (iv) in March 2022, we acquired Technisys, a cloud-native digital multi-product core banking platform, and (v) in April 2023, we acquired Wyndham, a mortgage lender. The identification of suitable

SoFi Technologies, Inc.

acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include, among others:
•diversion of management time and focus from operating our business to evaluating acquisition targets and addressing acquisition integration challenges;
•coordination of technology, product development, risk management, compliance, sales and marketing and other general administration functions;
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
•litigation or other claims in connection with the acquired company, including claims from terminated or current employees, customers, former stockholders or other third parties; and
•known and unknown regulatory compliance risks resulting from geographic expansion, including elevated risk factors for tax compliance, money laundering and sanctions controls, and supervisory controls oversight.
Our failure to address these risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, regulatory obligations to further capitalize our business, goodwill and intangible asset impairments, and increased regulatory scrutiny, any of which could harm our financial condition and negatively impact our stockholders. To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes.
Demand for our products may decline if we do not continue to innovate or respond to evolving technological or other changes.
We operate in a dynamic industry characterized by rapidly evolving technology, frequent product introductions, and competition based on product availability, pricing and other differentiators. We continue to explore new product offerings and may rely on our proprietary technology to make our platform available to members, to service member accounts, to provide our technology platform as a service to clients and to introduce new products, which both fosters innovation and introduces new potential liabilities and risks. In addition, we may increasingly rely on technological innovation as we introduce new types of products, expand our current products into new markets, and continue to streamline our platform. For example, we have begun, and expect to continue, to integrate AI into our technology to improve the experience of our members. In 2025, we launched and integrated an AI–driven feature that analyzes users’ SoFi and external accounts to identify suboptimal cash utilization and provides personalized, data-driven recommendations, including recommendations to reallocate funds, reduce balances, and improve overall financial health. In addition, with the introduction of digital asset trading in the U.S. and Hong Kong, and self-serve global remittance, we are utilizing digital assets and blockchain innovations to provide our members with new products and services. However, even if we enhance our current products or release new products that incorporate AI and blockchain innovations, there can be no assurance that our products will be successful or that we will innovate effectively to keep pace with the rapid evolution of AI and blockchain technology. Our ability to integrate AI, blockchain technology or other new technologies may also be limited by new laws or regulatory guidance. See “The launch of digital asset trading in the U.S. and Hong Kong and use of blockchain technology in our product offerings, subjects us to laws and regulations relating to cryptocurrencies and blockchain technology in various jurisdictions where we conduct our business, and to other risks. Such laws and regulations can be complex, are subject to change, and complying with them across various jurisdictions imposes operational, time, and cost constraints on our business. Our actual or perceived failure to comply with such obligations or to address other risks related to these technologies could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities” for additional information on the legal and regulatory environment surrounding digital assets. The process of developing new technologies and products is complex, and if we are unable to

SoFi Technologies, Inc.

successfully innovate and continue to deliver a superior member and technology platform client experience, members’ and clients’ demand for our products may decrease and our growth and operations may be harmed.
An increase in fraudulent activity could lead to reputational damage to our brand and material legal, regulatory and financial exposure (including fines and other penalties), and could reduce the use and acceptance of SoFi Money, SoFi Credit Card and SoFi Crypto.
Financial institutions like us, as well as our members, technology platform clients, colleagues, regulators, vendors and other third parties, have experienced a significant increase in fraudulent activity in recent years and will likely continue to be the target of increasingly sophisticated fraudsters and fraud rings in the future. This is particularly true for our newer products where we have limited experience evaluating customer behavior and performing tailored risk assessments, such as checking and savings, credit card and digital assets.
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
Our SoFi Crypto offering exposes us to additional fraud risk. Cryptocurrency transactions and related activities are subject to elevated fraud risks due to factors such as pseudonymity, rapid transaction settlement, limited ability to reverse transactions, evolving fraud techniques, and the use of decentralized or third-party platforms that may be outside our control. Fraudulent activities may include account takeovers, social engineering schemes, scams, theft of private keys, malware attacks, and misuse of our platforms to facilitate illicit activity.
While we employ fraud detection, monitoring, and compliance controls designed to mitigate these risks, such controls may be less effective in identifying or preventing cryptocurrency-related fraud compared to traditional financial products, particularly as fraudsters continue to adapt their methods. If fraud occurs, we may incur financial losses, increased operational and compliance costs, customer remediation expenses, regulatory scrutiny, reputational harm, and potential legal liability. Any failure to effectively prevent, detect, or respond to cryptocurrency-related fraud could materially and adversely affect our business and results of operations.
Successful fraudulent activity and other incidents related to the actual or perceived failures to maintain the integrity of our processes and controls could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the financial system in general, which could result in reduced use of our products and services. Such events could also result in legislation and additional regulatory requirements. Although we maintain insurance, including specifically with respect to our digital asset products, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
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

SoFi Technologies, Inc.

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
In April 2020, we undertook our first international expansion by acquiring 8 Limited, an investment business in Hong Kong. Additionally, with the acquisition of Galileo in May 2020, we gained clients in Canada, Mexico and Colombia and, with the acquisition of Technisys in March 2022, we further expanded our operations into Latin America. In 2025, we expanded our consumer banking product with the introduction of self-serve global remittance services in over thirty countries. We may, in the future, continue to pursue further international expansion of our business operations, either organically or through acquisitions, in new international markets where we have limited or no experience in marketing, selling and deploying our products and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
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
•reduced protection for intellectual property rights in certain countries;
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
The launch of digital asset trading in the U.S. and Hong Kong and use of blockchain technology in our product offerings, subjects us to laws and regulations relating to cryptocurrencies and blockchain technology in various jurisdictions where we conduct our business, and to other risks. Such laws and regulations can be complex, are subject to change, and complying with them across various jurisdictions imposes operational, time, and cost constraints on our business. Our actual or perceived failure to comply with such obligations or to address other risks related to these technologies could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities.
In 2025, we launched SoFi Crypto in the U.S. and digital asset trading in Hong Kong, allowing our members to buy, sell and hold digital assets, which, along with any additional cryptocurrency products and other products that utilize blockchain technology that we may offer in the future, subjects us to additional regulations, licensing requirements, and other obligations. Compliance with any such regulations, requirements, or obligations may be complex and costly. Cryptocurrencies are not considered legal tender, are not backed by most governments, and have experienced technological flaws and various law enforcement and regulatory interventions. In addition, in the U.S. and certain other jurisdictions, certain cryptocurrencies may be deemed to be securities and subject to the securities laws of the relevant jurisdictions. Furthermore, our crypto offering in Hong Kong is subject to evolving regulatory requirements under Hong Kong’s licensing and virtual asset regime. Although Hong Kong has established a licensing framework for virtual asset trading platforms and related services, these rules are complex, subject to change, and may impose additional compliance obligations on firms engaging in crypto activities. The rapidly evolving regulatory landscape with respect to cryptocurrencies may subject us to registrations, inquiries, or

SoFi Technologies, Inc.

investigations from regulators and governmental authorities; require us to make product changes; restrict or discontinue product offerings; and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines or reputational harm, be forced to cease offering cryptocurrency products, and other consequences, including significant financial losses.
Cryptocurrencies have in the past and may in the future experience periods of extreme price volatility. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrencies could expose us to litigation, regulatory action and possible liability, and have an adverse effect on our business.
As we enter into and expand our cryptocurrency product and service offerings, the risks associated with failing to safeguard and manage cryptocurrencies held by us or our custodians, or that our service providers transfer on behalf of our customers, may increase. In addition, a number of errors could occur in the process of depositing or withdrawing cryptocurrencies such as typos, mistakes or failure to include information required by the blockchain network, or any other internal failures or deficiencies in our own systems or those of any custodian or other third party provider we may use, could, in each case, materially and adversely affect our members and our operations. In addition, cryptocurrencies and blockchain technologies have been, and might in the future be, subject to security breaches, hacking or other malicious activities. Failures in internal controls or key management practices, whether by us or a service provider, could lead to irreversible asset loss or unauthorized transfers. Defaults by counterparties or systemic stress in crypto-asset markets may also pose significant liquidity, settlement, or valuation risks. Any such failure or event could result in reputational harm, significant financial losses, lead customers to discontinue or reduce their use of our services, and result in significant penalties and fines and additional restrictions.
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
We recently launched global remittance services between the United States and thirty countries, including Mexico, India, Brazil and the European Union, and we expect to expand these and similar services to and between other international locations. The success of this product depends in part on our ability to provide global remittance services compliantly, efficiently and securely. Global remittance services involve complex regulatory, legal, and compliance requirements, including licensing, anti-money laundering, counter-terrorism financing, economic sanctions, data privacy and cybersecurity, customer disclosure, foreign exchange control laws, and monitoring, examination, and oversight by regulatory agencies across multiple jurisdictions. These frameworks differ significantly between countries and are subject to change, interpretation, and enforcement by various authorities. Failure to maintain compliance, or even the perception of noncompliance, may result in investigations, penalties, restrictions on our operations, or the loss of licenses and banking relationships necessary to provide global remittance services.
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

SoFi Technologies, Inc.

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
Furthermore, we currently rely on third-party partners to facilitate global remittance services and may rely on additional third-parties in the future. In addition, our third-party partners may rely on local partners for delivery of their services. Any disruption, error, or compliance failure by these partners could lead to financial loss, reputational damage, and customer dissatisfaction, including related to the experience of our members’ recipients. If the experience delivered to a recipient is deemed unsatisfactory for any reason, including if a third-party partner’s processes take longer than expected, members may choose to not use our services in the future and our business could be harmed. Additionally, third-party partners charge fees, which may increase from time to time, and which could increase our costs. Banks currently determine the fees charged for bank-originated transactions and may increase the fees with little prior notice. U.S. federal, state, local or foreign governments could also mandate a tax on global remittance services, or require additional taxes or fees to be imposed upon our customers, or otherwise impact the manner in which we provide global remittance services. If fees increase, it may require us to change our product options, or take other measures that would impact our costs and profitability or cause us to lose members or otherwise limit our operations.
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
Recent macroeconomic factors, such as fluctuating interest rates, inflation, global events and market volatility and general uncertainty, may cause the economy to enter into a period of slower economic growth or a recession, the length and severity of which cannot be predicted. Such uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our members and non-payment by our technology platform clients, a decline in the demand for our products, including a reduction in deposits, and potentially impact our ability to make accurate credit assessments, lending decisions or technology platform client selections. Any of these factors could have a detrimental impact on our financial performance and liquidity.
Our Lending and Financial Services segments may be particularly negatively impacted by worsening economic conditions that place financial stress on our members resulting in loan defaults or charge-offs. If a loan charges off while we are still the owner, the loan either enters a collections process or is sold to a third-party collection agency and, in either case, we will receive less than the full outstanding interest on, and principal balance of, the loan. Declining economic conditions may also lead to either decreased demand for our loans or demand for a higher yield on our loans, and consequently lower prices or a lower advance rate, from institutional whole loan purchasers, securitization investors and warehouse lenders on whom we rely for liquidity. Declining economic conditions and any resulting increase in charge-offs may also reduce demand for our personal loans by Loan Platform Business counterparties.
The longevity and severity of a downturn or recession would also place pressure on lenders under our debt warehouses, whole loan purchasers, Loan Platform Business counterparties and investors in our securitizations, each of whom may have less available liquidity to invest in our loans, and long-term market disruptions could negatively impact the

SoFi Technologies, Inc.

securitization market as a whole. Although certain of our debt warehouses contain committed terms, there can be no assurance that our financing arrangements or Loan Platform Business loan origination and sale arrangements will remain available to us through any particular business cycle or be renewed on the same terms. The timing and extent of a downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.
An economic downturn or recession could also adversely affect our Financial Services products, including our deposit base and funding profile and assets held through SoFi Invest or SoFi Crypto. During periods of economic stress, members may experience job losses, reduced income, or increased uncertainty, which could lead them to draw down savings to meet living expenses or shift funds toward perceived safer or more liquid alternatives. These behaviors may result in deposit outflows, lower average balances in checking and savings accounts or lower average investments made through SoFi Invest or SoFi Crypto investments. In addition, heightened market volatility or concerns about the financial sector could increase member sensitivity to interest rates, safety perceptions, and liquidity needs, intensifying competition for deposits and increasing our funding costs. A sustained decline in deposits or an unfavorable shift in deposit composition could reduce our access to low-cost, stable funding and increase our reliance on alternative or wholesale funding sources, which may be more expensive or less available during a recession. Such conditions could adversely affect our net interest margin, liquidity position, and ability to grow or maintain our balance sheet. If these pressures are prolonged or severe, they could also constrain our ability to support member demand, comply with regulatory liquidity requirements, or pursue strategic initiatives, and could have a material adverse effect on our business, financial condition, and results of operations.
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
There can be no assurance that economic conditions will be favorable for our business, that interest in purchasing our loans by financial institutions, the ability of members to invest in our products or investment by clients in our platform as a service products and services will remain at current levels, or that default rates by our members or instances of non-payment by our technology platform clients will not increase or that demand for our products will not decrease. Reduced demand, lower prices or a lower advance rate for our loan products from institutional whole loan purchasers, Loan Platform Business counterparties, securitization investors and warehouse lenders, increased default rates by our members, and reduced demand, lower prices and increased non-payment by our technology platform clients, may limit our access to capital, including debt warehouse facilities, Loan Platform Business loan origination and sale arrangements, securitizations and secured and unsecured borrowing facilities, and negatively impact our profitability. These impacts, in addition to limiting our access to capital and negatively impacting our profitability, could also in turn increase the volatility of the mark-to-market methodology and indicators of credit risk that we use to determine the fair value of certain loans and expected credit losses on credit card receivables that we hold on balance sheet, and consequently have a material adverse effect on our revenues, results of operations, capital requirements, liquidity and cash flows.
If we do not make accurate credit and pricing decisions or effectively forecast our loss rates, our business and financial results will be harmed, and the harm could be material.
In deciding whether to extend credit to prospective or existing members, we rely upon data to assess our ability to extend credit within our risk appetite, our debt servicing capacity, and overall risk level to determine lending exposure and loan pricing. If the decision components, rapidly deteriorating macroeconomic conditions or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made, which will negatively affect our financial results. If our credit decisioning strategy fails to adequately predict the creditworthiness of our members, including a failure to predict a member’s true credit risk profile and ability to repay their loan or credit card balance, higher than expected loss rates will impact the fair value of certain loans and expected credit losses on credit card receivables. Additionally, if any portion of the information pertaining to the prospective member is false, inaccurate or incomplete, and our systems did not detect such falsities, inaccuracies or incompleteness, or any or all of the other components of our credit decision process fails, we may experience higher than forecasted losses, including losses attributed to fraud. Furthermore, we rely on credit reporting agencies to obtain credit reports and other information we rely upon in making underwriting and pricing decisions. If one of these third parties experiences an outage, if we are unable to access the third-party data used in our decision strategy, if such data contains inaccuracies or our access to such data is limited, our ability to accurately evaluate potential members will be compromised, and we may be unable to effectively predict credit losses inherent in our loan portfolio, which would negatively impact our results of operations, which could be material.

SoFi Technologies, Inc.

Additionally, if we make errors in the development, validation, or implementation of any of the underwriting models or tools that we use for the loans securing our debt warehouses or included in securitization transactions or whole loan sales, or originated and sold to Loan Platform Business counterparties, such loans may experience higher delinquencies and losses, which would negatively impact our debt warehouse financing terms and future securitization, whole loan sale transactions and Loan Platform Business loan origination and sale arrangements.
If the information provided to us by applicants is incorrect or fraudulent, we may misjudge an applicant’s qualification to receive a loan or use one of our products, and our results of operations may be harmed.
Our lending and platform access decisions are based partly on information provided to us by applicants. To the extent that an applicant provides information to us in a manner that we are unable to verify, or the information provided by an applicant consists of data obtained under false pretenses by third parties, is a manufactured/synthetic identity, or is a stolen identity, our credit decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including credit reporting agencies, is a significant component of our credit decisions and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and results of operations. Additionally, we rely on the accuracy of applicant information in approving applicants for our non-lending products, such as SoFi Money, SoFi Credit Card, SoFi Invest or SoFi Crypto accounts. If the information provided to us by these applicants is incorrect or fraudulent and we are unable to detect the inaccuracies, it increases our regulatory and fraud risk and the risk of identity theft to our members, and could harm our reputation, business and results of operations.
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
We use internet-based loan processes to obtain application information and distribute certain legally required notices to applicants for, and borrowers of, loans and to obtain electronically signed loan documents in lieu of paper documents with ink signatures obtained in person. These processes may entail greater risks than paper-based loan origination processes, including regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, or the validity of the borrower’s electronic signature on loan documents, and risks that unauthorized changes are made to the electronic loan documents. If any of those factors were to cause our loans, or any of the terms of our loans, to be unenforceable against the relevant borrowers, or impair our ability to service our loans (as master servicer or servicer), the value of our loan assets would decrease significantly to us and to our whole loan purchasers, Loan Platform Business counterparties, securitization investors and warehouse lenders. In addition to increased default rates and losses on our loans, this could lead to the loss of whole loan purchasers, Loan Platform Business counterparties, and securitization investors and trigger terminations and amortizations under our debt warehouse facilities, each of which would materially adversely impact our business.
Student loans are subject to discharge in certain circumstances.
SoFi private education loans may be discharged in bankruptcy in certain situations, such as if a bankruptcy court determines that the loan is either not a qualified education loan (as defined in 225(d)(4)) of the Internal Revenue Code) or determines that not discharging the debt would impose an undue hardship on the debtor and the debtor’s dependents. Changes in law, how courts apply the law, regulations or governmental policies could increase the number of student loans subject to discharge in certain circumstances which could adversely affect our business. A private education loan may also be generally dischargeable as a result of the death or disability of the borrower.

SoFi Technologies, Inc.

If a higher percentage of borrowers obtain relief under bankruptcy or other debtor relief laws in the future than is reflected in our historical experience, we could experience increased loan discharges, reduced recoveries, higher charge-offs, and increased litigation and compliance costs. In addition, adverse judicial developments could result in class action litigation, injunctions, or regulatory scrutiny relating to our servicing or collection practices with respect to such loans. Any such developments could negatively impact the value of our student loan portfolio, the performance of related securitizations, and our financial condition and results of operations. See “Regulatory, Tax and Other Legal Risks—Legislative and regulatory policies and related actions have had and could in the future have a material adverse effect on borrower behavior, our student loan portfolios and our student loan origination volume”.
Home equity loans expose us to heightened credit, property value and interest rate risk.
Home equity loans are subject to subordinate liens on the related property. Subordinate lien loans are structurally riskier than first lien loans because, in the event of borrower default or foreclosure, holders of first lien mortgages are entitled to repayment before subordinate lien holders. As a result, recoveries on subordinate lien loans are more sensitive to declines in residential property values and may be limited or eliminated if property values decrease or if combined loan-to-value ratios increase, In addition, changes in interest rates may adversely affect the performance and value of these loans. Rising interest rates may increase borrower payment obligations for variable-rate loans and could contribute to higher delinquency or default rates. Conversely, declining interest rates may increase prepayment activity, which could reduce expected yields. Interest rate fluctuations may also negatively impact the fair value of home equity loans held on our balance sheet. If residential property values decline, interest rates increase, or broader economic conditions weaken, we may experience higher credit losses, increased delinquencies, reduced recoveries, and impairment charges on our home equity loan portfolio, which could adversely affect our financial condition and results of operations. In addition, our ability to sell home equity loans may be limited because these loans are not categorized as conventional for GSE purchasers.
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
We service all of the personal loans we originate as well as certain loans originated by third parties and, in all material respects, all of the credit cards we issue, and we have limited experience with such servicing. We may begin servicing the student loans that we originate in the future. We rely on sub-servicers to service all of our student loans, our home loans that we deliver to GSEs and do not sell servicing-released and certain home equity loans, and to perform certain back-up servicing functions with respect to our personal loans. In addition, we rely on third-party service providers to perform various functions relating to our loan origination and servicing business, including fraud detection, marketing, operational functions, cloud infrastructure services, information technology, telecommunications and processing remotely created checks. While we oversee these service providers to ensure they service our loans in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including through negligence, willful misconduct or fraud, our

SoFi Technologies, Inc.

ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted. Such third-party service provider failures could also result in, among other things, increased regulatory scrutiny of our third-party service provider oversight, costly investigations, required corrective action and remediation, regulatory enforcement actions, class action lawsuits, and harm to our reputation.
Any failure on our part or on the part of third parties on whom we rely to perform functions related to our servicing activities to properly service our loans or the loans originated by third parties could result in us being removed as the servicer on the loans, including loans financed by our warehouse facilities or sold into our whole loan sales channel and securitization transactions or to Loan Platform Business counterparties. If we fail to monitor our student loan sub-servicer and ensure that such sub-servicer complies with its obligations under state laws that require student loan servicers to be licensed, we may face civil claims for damages under such state laws. Because we receive revenue from such servicing activities, any such removal as the servicer or master servicer, could adversely affect our business, operating results, financial condition or prospects, as would the cost of onboarding a new servicer. Furthermore, we have agreed in our servicing agreements to service loans in accordance with the standards set forth therein and may be obligated to repurchase loans or indemnify the buyer of any such loans if we fail to meet those standards.
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
Conversely, an improvement in economic conditions in one or more of the geographic areas in which we have members could result in higher prepayments of their payment obligations under their loans in such states. As a result, we and the whole loan purchasers and Loan Platform Business counterparties who hold our loans or securitization investors or warehouse lenders who hold securities backed by our loans may receive principal payments earlier than anticipated, and fewer

SoFi Technologies, Inc.

interest payments than anticipated, and face certain reinvestment risks, such as the inability to acquire loans on equally attractive terms as the prepaid loans. In addition, higher prepayments than anticipated may have a negative impact on our servicing revenue which could cause our operating results and financial condition to be materially and adversely affected.
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
We fund our operations and capital expenditures primarily through SoFi Bank deposits, warehouse funding, common equity capital, convertible debt, a corporate revolving credit facility, securitizations, and other financings, including Loan Platform Business transactions. Through SoFi Bank, we utilize deposits which generally has a lower borrowing cost of funds than warehouse financing, and we have the ability to access other funding sources, such as the FHLB and certain brokered deposit channels established by SoFi Bank. Because we rely on each of these outlets for liquidity, if we are unable to successfully manage our assets and liabilities and funding costs as described above, or if we experience a loss or reduction of these liquidity outlets, our business could be materially adversely impacted. For example, certain banks have faced operational difficulties in accessing the Federal Reserve discount window and there is no guarantee that we will not face the same or similar issues. In addition, there can be no assurance that we will be able to successfully access the securitization markets at any given time, and in the event of a sudden or unexpected shortage of funds in the banking and financial system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments, an increase in the amount of equity we are required to hold or the liquidation of certain assets. Furthermore, there is a risk that there will be no market at all for our loans either from whole loan buyers, the Loan Platform Business or through investments in securities backed by our loans.
We may require capital in excess of amounts we currently anticipate, and depending on market conditions and other factors, we may not be able to maintain our capital or obtain additional capital for our current operations or anticipated future growth on reasonable terms or at all. As the volume of loans that we originate, and the increased suite of products that we make available to members, increases, we may be required to expand the size of our debt warehousing facilities or seek additional sources of capital. The availability of these financing sources depends on many factors, certain of which are outside of our control. We may also experience the occurrence of events of default or breaches of financial performance or other covenants under our whole loan sale, Loan Platform Business or debt agreements, which could reduce or terminate our access to those buyers and to institutional funding.
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

SoFi Technologies, Inc.

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
Increases in member default rates on loans could make us and our loans less attractive to whole loan buyers, Loan Platform Business counterparties, lenders under debt warehouse facilities and investors in securitizations, which may adversely affect our access to financing and our business.
Increases in member default rates, due to deteriorating economic conditions or other factors, could make us and our loans less attractive to our existing or prospective funding sources, including whole loan buyers, Loan Platform Business counterparties, securitization investors and lenders under debt warehousing facilities. If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they or prospective funding sources may increase the cost of providing future financing or refuse to provide future financing or purchase loans on terms acceptable to us or at all.
Our securitizations are nonrecourse to the Company and are collateralized by the pool of our loans pledged to the relevant securitization issuer. If the loans securing our securitizations fail to perform as expected, rating agencies have in the past and may in the future place our bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by our securitization trusts. Our loans performance and any actions taken by the rating agencies could result in the lenders under our warehouse facilities, the whole loan purchasers who purchase our loans, the investors in our securitizations who purchase securities backed by our loans, or future lenders, whole loan purchasers, Loan Platform Business counterparties or securitization investors in similar arrangements, increasing the cost of providing future financing or refusing to provide future financing or purchase loans on terms acceptable to us or at all.
While this risk may be partially mitigated by our ability to hold loans on our balance sheet and to quickly modify the origination volume under the Loan Platform Business, in sufficient volume, high member default rates would negatively impact our financial condition. Consequently, if we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which could have a material adverse effect on our business, financial condition, operating results and cash flows.
We make representations and warranties in connection with the transfer of loans to whole loan purchasers, Loan Platform Business counterparties, government-sponsored enterprises, and our debt warehouse lenders and securitization trusts. If such representations and warranties are not correct, we could be required to repurchase loans or indemnify the purchaser, which could have an adverse effect on our ability to operate and fund our business.
We sell and finance the loans we originate to and with third parties, including, with respect to home loans, counterparties like GSEs, and we make certain representations and warranties to those third parties in connection with the transfer of loans described below. In the ordinary course of business, we are exposed to liability under these representations and warranties made to purchasers of loans. Such representations and warranties typically include, among other things, that the loans were originated and serviced in compliance with the law and with our credit risk origination policy and servicing guidelines, and, in connection with transfers to GSEs, that the loans were originated in compliance with the guidelines of the relevant GSE, and that, to the best of our knowledge, each loan was originated by us without any fraud or misrepresentation on our part or on the part of the borrower or any other person. In addition, purchasers require loans to meet strict underwriting and loan term criteria in order to be eligible for purchase. If those representations and warranties are breached as to a given loan, or if a certain loan we sell does not meet the relevant eligibility criteria, we will be obligated to repurchase the loan, typically at a purchase price equal to the then-outstanding principal balance of such loan, plus accrued interest and any premium. We may also be required to indemnify the purchaser for losses resulting from the breach of representations and warranties. With regard to home loans insured by the Federal Housing Administration or the VA, and to the extent that any of our home loans do not comply with Federal Housing Administration or VA guidelines, we could also face claims under the False Claims Act. In connection with our whole loan sales and certain Loan Platform Business sales, we also typically covenant to repurchase any

SoFi Technologies, Inc.

loan that enters delinquent status within the first thirty to sixty days following origination of the loan. Any significant increase in our obligation to repurchase loans or indemnify purchasers of loans could have a significant adverse impact on our cash flows, even if they are reimbursable, and could also have a detrimental effect on our business and financial condition. If any such repurchase event occurs on a large scale, we may not have sufficient funds to meet our repurchase obligations, which would result in a default under the underlying agreements. Moreover, we may not be able to resell or refinance loans repurchased due to a breach of a representation or warranty or we may be forced to sell such loans below par. Any such event could have an adverse impact on our business, operating results, financial condition and prospects. In addition, in the acquisition of Wyndham, we also acquired Wyndham's liability to its loan investors and loan insurers for mortgage loans originated by Wyndham, including repurchase obligations that might not be contingent upon the investor proving an error by Wyndham.
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
Since our founding and as recently as 2025, we have raised substantial equity and debt financing to support the growth of our business. We may require additional capital to pursue our business objectives and growth strategy and respond to business opportunities, challenges or unforeseen circumstances, including supporting our lending operations, increasing our marketing expenditures to attract new members and technology platform clients and improve our brand awareness, developing our products, introducing new services, further expanding internationally in existing or new countries or further improving existing offerings and services, enhancing our operating infrastructure and potentially acquiring complementary businesses and technologies, and complying with the increased regulatory requirements for bank holding companies and banks. Accordingly, on a regular basis we need, or we may need, to engage in additional debt or equity financings to secure additional funds. However, additional funds may not be available when we need them, in amounts we need, or permitted to be applied to specific use cases, on terms that are acceptable to us or at all. Volatility in the credit markets in general or in the market for personal, student and home loans and credit cards in particular may also have an adverse effect on our ability to obtain debt financing. Although our borrowing costs have trended lower following the acquisition of a national bank charter, the cost of our borrowing could increase due to market volatility, interest rates that, while decreasing, remain higher than those in the recent past, changes in the risk premiums required by lenders or the unavailability of traditional sources of debt capital. Volatility or depressed valuations or trading prices in the equity markets may similarly adversely affect our ability to obtain equity financing. Furthermore, if we raise additional funds through further issuances of equity or convertible debt securities, our existing

SoFi Technologies, Inc.

stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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
A reduction in our liquidity position could reduce our members’ confidence in us, which could result in the withdrawal of member assets, including deposits held at SoFi Bank, and loss of members, or could cause us to fail to satisfy minimum capital requirements for SoFi Bank, or broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of banking and other securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties or other sanctions, by the Federal Reserve, the OCC, the SEC, FINRA or other SROs or state regulators, and could ultimately lead to the liquidation of SoFi Bank or our broker-dealer or other regulated entities. Factors which may adversely affect our liquidity position include temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in member accounts, a significant increase in our margin lending activities, increased regulatory capital requirements, changes in regulatory guidance or interpretations, or Federal Housing Administration or VA guidelines, other regulatory changes or a loss of market or member confidence resulting in unanticipated withdrawals of member assets. We expect that we will continue to use our available cash to fund our lending activities and help scale our Financial Services segment. To supplement our cash resources, we may seek to enter into additional securitizations and whole loan sale agreements and Loan Platform Business origination and sale agreements or increase the size of existing debt warehousing facilities, increase the size of, or replace, our revolving credit facility, continue to grow deposits and pursue other potential options. In addition, a reduction in our liquidity position could impair our technology platform clients’ confidence in us and our platform as a service products and services, many of which require capital investments and ongoing platform maintenance by us, which could result in decisions by our technology platform clients to terminate or not renew their existing contracts or to not add new products to their account.
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
We have the option of pursuing a gain-on-sale origination model, the success of which is tied to our ability to finance the assets that we originate. Certain of our assets, however, are ineligible for sale to a whole loan buyer, Loan Platform Business counterparty or securitization trust, or are ineligible for, or are subject to a lower advance rate under, warehouse funding, each of which has specific eligibility criteria for receivables it purchases or holds as collateral. Ineligible receivables include, among others, those in default or that are delinquent, receivables with defects in their origination or servicing, including fraud, or receivables generated under origination guidelines and credit policies that are no longer in effect. In addition, many of our warehouse funding sources and certain of our Loan Platform Business arrangements contain excess concentration limits for loans in forbearance or with specific loan level characteristics such as time-to-maturity or loan type. Once these limits have been exceeded, the advance rate applied to those receivables becomes less advantageous to us or, under such Loan Platform Business arrangements, we are prohibited from selling such loans to the relevant counterparty. If we are unable to sell or reasonably fund these receivables, we are required to hold them on our consolidated balance sheet which, in sufficient volume, negatively impacts our financial condition.

SoFi Technologies, Inc.

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
We expect that checking and savings, a deposit account product, will continue to provide us with an important source of deposits to use for cost-effective funding of loan originations and other activities. However, revenue growth for checking and savings is dependent on increasing the volume of members who open an account and on growing balances in those accounts. Although our checking and savings account product has grown since its introduction in the first quarter of 2022, there is no guarantee that account openings and the amount on deposit in those accounts will continue to grow. In addition, although we have invested in a number of initiatives to attract new checking and savings account holders and capture a greater share of our members’ savings, including offering a competitive annual percentage yield on deposits and offering SoFi Plus membership benefits to certain deposit holders, there can be no assurance that these investments to acquire and retain members, provide differentiated features and services and spur usage of our deposit account product will be effective or cost effective. There are also no assurances that we will be able to maintain a competitive annual percentage yield on deposits, and members can easily transfer checking and savings account balances to our competitors. Further, developing our service offerings and marketing the checking and savings product in additional customer acquisition channels could have higher costs than anticipated or be less effective than anticipated, and could adversely impact our results or dilute our brand. Finally, our checking and savings product faces competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits, which may impact the success of the product. In the event we are unable to sufficiently grow the checking and savings product, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans, either of which could have a negative impact on our business, operating results and financial condition. See “Market and Interest Rate Risks — Fluctuations in interest rates could negatively affect the demand for our checking and savings product”.
Any failure to accurately capture credit risk or to execute our funding strategy for SoFi Credit Card could have a negative impact on our business, operating results and financial condition.
In October 2024, we expanded our credit card program by launching two new credit cards: SoFi Everyday Cash Rewards and SoFi Essential, and in December 2025, we launched the SoFi Smart Card, a charge card secured by the member’s SoFi Checking and Savings Account. The performance of these new credit cards and the existing SoFi Unlimited 2% Credit Card product is significantly dependent on the ability of the credit and fraud decisioning and scoring models we use to originate the product, which includes a variety of factors, to effectively prevent fraud, evaluate an applicant’s credit profile and likelihood of default. Despite establishing a defined risk appetite and leveraging third-party stress testing of product loss forecasts, there is no assurance that our credit criteria can accurately predict repayment and loss profiles. If our criteria do not accurately prevent fraud or reflect credit risk on the SoFi Credit Card products, greater than expected losses may result and our business, operating results, financial condition and prospects could be materially and adversely affected.
The success of the SoFi Credit Card program is also dependent on our ability to grow revenue which is, in turn, dependent on increasing the volume of members who open an account and on growing loan balances on those accounts. Over time we will continue to invest in a number of new product initiatives to attract new SoFi Credit Card members and capture a greater share of our members’ total spending and borrowings, including through rewards programs. However, the operation of our rewards program for certain of the SoFi Credit Card products could have a negative impact on the revenue for our Credit Card program. In addition, revenue growth for SoFi Credit Card may also be adversely affected by proposed restrictions on credit card interest. On January 9, 2026, President Trump announced his intent to fulfill a campaign promise to cap credit card interest at 10.00% for one year, to be effective on January 20, 2026, though no formal executive order or proposed rule was issued at that time. Although the proposed cap on credit card interest may provide opportunities in other segments of our business, if enforced, it would likely adversely impact the SoFi Credit Card program. The proposal currently faces an unclear enforcement path and significant industry opposition, with many questioning whether it would actually reduce credit availability for consumers.
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
We are also subject to the requirements in Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing Regulation W, which regulate loans, extensions of credit, purchases of assets, and certain other transactions between an insured depository institution (such as SoFi Bank) and its affiliates. The statute and regulation require us to impose certain quantitative limits, collateral requirements and other restrictions on “covered transactions” between SoFi Bank and its affiliates and require all transactions be on “market terms” and conditions consistent with safe and sound banking practices. For example, Galileo’s provision of technology services to SoFi Bank is subject to Regulation W, including the requirement that the arrangement is on market terms. If we fail to comply with the requirements of Sections 23A and 23B of the Federal Reserve Act and Regulation W for any reason, we may be subject to significant penalties, including substantial civil fines, mandatory consent orders, restrictions on SoFi Bank’s activities and, potentially, be required to divest subsidiaries.
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

SoFi Technologies, Inc.

collect. In addition, in November 2023, the Federal Reserve proposed changes to the regulations implementing the Electronic Fund Transfer Act that would further restrict the amount of interchange fees that may be charged and require biennial reviews of those fees.
Furthermore, guidance from regulators of the Company and SoFi Bank can subject its non-bank affiliates to increased governance. For example, the OCC’s guidance on retail non-deposit investment products, or RNDIPs, applies to referral arrangements that SoFi Bank may have with an affiliate, including SoFi Securities. This guidance, which was further updated in June 2024 to align with the SEC’s Regulation BI, requires that banks implement and maintain effective oversight and monitoring of relevant RNDIP arrangements to ensure that, among other things, sales transactions and recommendations to retail investors comply with SEC regulations. In addition, our platform as a service activities engaged in through our Technology Platform, are subject to increased regulatory governance by the Federal Reserve, including related to anti-money laundering and sanctions compliance obligations, because Galileo and Technisys are non-bank subsidiaries of a bank holding company. Changes in laws, rules, regulations and supervisory guidance and policies could, among other things, subject us to additional costs, including costs of compliance; limit the types of financial services and products we may offer; and/or increase the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations, policies, or supervisory guidance could result in enforcement and other legal actions by federal and state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter or registration as a broker-dealer and investment adviser, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations.
Finally, we have recently introduced and intend to continue to explore other products for SoFi Bank over time, including digital assets and blockchain products, and expect to expand SoFi Bank’s product offering internationally. Certain of those products and international activities may require, or be deemed to require, additional data, procedures, partnerships, regulatory approvals, or capabilities that we have not yet obtained or developed. Should we fail to expand and evolve SoFi Bank products and activities in a successful manner, or should these new products, or new regulations or interpretations of existing regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.
The U.S. Congress, the U.S. Presidential administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
The current U.S. Presidential administration has made and continues to call for significant changes to U.S. trade, healthcare, immigration and government regulatory policy and has implemented policy changes at a rapid pace. Changes to U.S. policy implemented by the U.S. Congress, the current U.S. Presidential administration or any new administration have impacted among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation, defense and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Failure to comply with applicable laws, regulations or commitments, or to satisfy our regulators’ supervisory expectations, could subject us to, among other things, supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.
If we do not comply with applicable laws, regulations or commitments, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, then we may be subject to increased scrutiny, supervisory criticism, governmental or private litigation and/or a wide range of potential monetary penalties or consequences, enforcement actions, criminal liability and/or reputational harm. Such actions could be public or of a confidential nature, and arise even if we are acting in good faith or operating under a reasonable interpretation of the law and could include, for example, monetary penalties, payment of damages or other monetary relief, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of SoFi Bank’s deposit insurance. Additionally, compliance with applicable laws, regulations and commitments requires significant investment of management attention and resources. Any failure to comply with applicable laws, regulations or commitments could have an adverse effect on our business, financial condition and results of operations.

SoFi Technologies, Inc.

An inability to accept or maintain deposits due to regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.
SoFi Bank accepts deposits and uses the proceeds as a source of funding, with our direct retail deposits becoming a larger proportion of our funding over time. Our deposit product has several features designed to attract consumers, including competitive interest rates, the availability of the SoFi Insured Deposit Program, whereby funds (up to $3 million) are deposited into deposit accounts at banks which are insured by the FDIC up to the applicable limits, and SoFi Plus rewards opportunities. Despite these features, we continue to face strong competition with regard to deposits, and our ability to accept and maintain deposit funding and offer competitive interest rates on deposits is dependent on, among other things, SoFi Bank’s capital levels. The FDIA’s brokered deposit provisions and related FDIC rules in certain circumstances prohibit banks from accepting or renewing brokered deposits and apply other restrictions, such as a cap on interest rates that can be paid. For example, while SoFi Bank met the definition of “well-capitalized” as of December 31, 2025 and currently has no restrictions regarding acceptance of brokered deposits or setting of interest rates, there can be no assurance that we will continue to meet this definition. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit business. An inability to attract or maintain deposits in the future due to regulatory constraints could materially adversely affect our ability to fund our business.
Legislative and regulatory policies and related actions have had and could in the future have a material adverse effect on borrower behavior, our student loan portfolios and our student loan origination volume.
Recent and evolving changes to federal student loan laws, regulations, and Department of Education policies—including material changes adopted in 2025 and scheduled to take effect in 2026—could adversely affect our student loan-related businesses (including origination, refinancing, servicing, collections, and ancillary products) by changing borrower repayment behavior, demand for refinanced student loan and other student loan credit products, and broader economic trends, and could materially impact our financial condition and results of operations. In particular, recent developments include (i) significant legislative changes enacted in 2025 that are expected to restructure aspects of federal borrowing and repayment beginning July 1, 2026, including the introduction of a new income-driven repayment option (commonly described as a “Repayment Assistance Plan”), changes to borrowing limits and program design, and the elimination of the GRAD Plus program, (ii) continued policy and litigation-driven disruption associated with the Biden administration SAVE repayment plan, including Department of Education actions tied to court injunctions and subsequent program transitions, and (iii) changes to federal default and involuntary collection practices, including a recently announced pause on wage garnishment and tax refund offsets for certain borrowers in default while the Department of Education implements repayment system changes. The Department of Education has also finalized additional program regulations with effective dates in 2026 (including regulations affecting Public Service Loan Forgiveness).
These developments—and any further changes adopted by Congress, the Department of Education, the CFPB, or the courts—may increase uncertainty and volatility in borrower behavior and the economics of both federal and private student loan products. For example, modifications to repayment options, forgiveness eligibility, and default collection policies may change borrowers’ incentives to refinance federal loans into private loans; reduce demand for our products; increase prepayment or extension risk; and shift delinquency, default, and cure patterns in ways that are difficult to predict. Similarly, although it may appear that the elimination of the GRAD Plus federal loan program will increase demand for our private student loan product, there is no guarantee that this will occur. In addition, program changes may increase operational complexity (including system updates, borrower communications, and training), elevate complaint volume and regulatory scrutiny, and heighten litigation and enforcement risk—particularly if borrowers experience payment shocks, confusion regarding plan transitions, or disputes over eligibility and servicing practices. Because the scope, implementation timing, and interpretation of these changes remain uncertain—and could be further modified through additional rulemaking, sub-regulatory guidance, appropriations actions, or court decisions—we may be required to make rapid changes to products, underwriting, servicing, loss mitigation, and compliance processes, and we may incur increased costs to do so. Any failure to timely and effectively adapt, or any adverse effect on borrower performance, demand, or competitive dynamics, could materially and adversely affect our business, reputation, results of operations, and financial condition.
Furthermore, these policy shifts may influence the overall financial well-being and creditworthiness of individuals carrying student debt. For example, the replacement of multiple income-driven repayment options with narrower alternatives, changes to forgiveness eligibility, and increased default collection activity could raise monthly payment burdens or accelerate delinquency for certain borrowers, potentially reducing consumer spending, increasing financial stress, or altering borrowing patterns. In addition, uncertainty around future student loan policy—such as ongoing litigation, shifting program eligibility criteria, or potential future reforms—may affect borrower confidence and decision-making. These conditions could lead to

SoFi Technologies, Inc.

variations in demand for consumer financial products, increased credit risk, or changes in macroeconomic consumption patterns that negatively impact our business operations, loan portfolios, liquidity, or financial results.
Finally, although repayment requirements for federal student loans have resumed since October 2023, following multiple extensions of the CARES Act’s pause on student loan repayments, which began in March 2020, and despite current uncertainty as to the future of the Department of Education itself and to prior policy proposals related to student debt relief and federal student loan programs, policymakers continue to face political pressure to reduce or cancel student loans or accrued interest at a significant scale. If this political pressure results in the revival of any student debt relief policy proposals, it could reduce demand for our student loan refinancing product and have a negative impact on our loan origination volume and revenue. If in the future, student loans were forgiven or canceled in any meaningful scale, or if federal loan borrowers were permitted to refinance at lower interest rates, our student loan refinancing business within our Lending segment would be materially and adversely affected and our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. In addition, proposals to make student loans dischargeable in bankruptcy or similar proposals could make whole loan purchasers less likely to purchase our student loans, securitization investors less likely to purchase securities backed by our student loans or warehouse lenders less likely to lend against our student loans at attractive advance rates. As a result of any material adverse effect to our Lending segment, our overall profitability, results of operations, financial condition, cash flows or future business prospects may be adversely affected.
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
We must comply with federal, state and local consumer protection laws including, among others, the federal and state UDAAP laws, the Federal Trade Commission Act, the Truth in Lending Act, the CRA, the Real Estate Settlement Procedures Act, the ECOA, the FHA, the HMDA, the Secure and Fair Enforcement for Mortgage Licensing Act, FCRA, state law versions of the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Electronic Fund Transfer Act, the GLBA, the CARES Act and the Dodd-Frank Act. We must also comply with laws on advertising, as well as privacy laws, including the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, the Personal Information Protection and Electronic Documents Act, applicable laws and regulations of Hong Kong including the Personal Data (Privacy) Ordinance and the Personal Data (Privacy) (Amendment) Ordinance 2012 and the CCPA and other state privacy laws. Privacy and data security concerns, data collection and transfer restrictions, contractual obligations and U.S. laws and regulations related to data privacy, security and protection could materially and adversely affect our business, financial condition and results of operations. Compliance with applicable laws is costly, and our failure to comply with applicable federal, state and local laws could lead to:
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
•loss of Loan Platform Business counterparties and whole loan purchasers to purchase loans;
•inability to raise capital; and
•inability to execute on our business strategy, including our growth plans.

SoFi Technologies, Inc.

For example, we rely on a variety of direct marketing techniques, including email and telephone marketing. These activities are regulated by legislation such as the CAN-SPAM Act and TCPA. Any failure by us to comply fully with the CAN-SPAM Act and/or TCPA may leave us subject to substantial fines and penalties. In addition, any future restrictions in laws such as the CAN-SPAM Act and TCPA, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of our marketing efforts and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could have a material adverse impact on our results of operations.
The CRA, to which SoFi Bank is subject, presents another useful example of how a failure to comply with applicable laws could hamper our growth. On January 1, 2023, SoFi Bank began operating under a five-year CRA strategic plan which includes measurable goals relating to: (i) CD Lending and CD Investments, (ii) CD Contributions, (iii) CD Services, (iv) Small Business Lending, and (v) Retail Services and Products. The OCC’s assessment of our compliance with the CRA is taken into account when evaluating any application we submit for, among other things, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.
In addition, SoFi Bank and its affiliates are subject to supervision and regulation by the CFPB, an agency which oversees compliance with and enforces federal consumer financial protection laws, with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of UDAAP in connection with the offer, sale or provision of consumer financial products and services. As part of its regulatory oversight, the CFPB may seek a range of remedies, including rescission of contracts, refund of money, return of real property, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation and “conduct” restrictions (i.e., future limits on the target’s activities or functions). Under the Biden administration, the CFPB pursued an aggressive enforcement policy with respect to a range of regulatory compliance matters. For example, on January 6, 2022, the CFPB announced an initiative to scrutinize so-called consumer “junk fees.” Since then, the CFPB has issued guidance to banks on how to avoid charging unlawful overdraft and depositor fees, confirmed their policy against “pay to pay” fees or charging any fees not expressly authorized and properly disclosed in a consumer agreement, issued a final rule limiting credit card penalty fees, which was stayed pending ongoing litigation, and launched an inquiry into junk fees in mortgage closing costs. The CFPB has also identified additional unfair, deceptive, and abusive acts or practices that could violate the CFPA, including certain billing and collection practices after bankruptcy discharges of certain student loan debt, taking unreasonable advantage of a consumer’s reasonable reliance on an operator or lead generator to act in the consumer’s interests, and including unclear or unenforceable terms and conditions in consumer contracts or fine print. Notably, the CFPB rescinded guidance on substantially all of these topics in May 2025. However, the positions taken in the now-rescinded guidance still represent potentially valid interpretations of existing law, which may be enforced or pursued by the CFPB or other federal or state regulators, or private plaintiffs, now or in the future. The CFPB previously focused on student borrower harms from servicing failures, program disruptions, college banking and credit card agreements, and a variety of illegal practices and has been active in litigation against student loan servicers and others, including Climb Credit and its largest shareholder 1/0, Ejudicate, Navient, Prehired, the National Collegiate Student Loan Trusts and Pennsylvania Higher Education Assistance Agency, Western Benefits Group, Student Loan Pro and its owner, Judith Noh, and Performant Recovery, Inc. for CFPA and other violations. Increased enforcement or rules from the CFPB could increase our legal and financial compliance costs, require us to evaluate or amend certain activities or products in light of evolving compliance standards, make certain activities more difficult, time-consuming and costly, and increase demand on our systems and resources.
Furthermore, we hold lending licenses or similar authorizations in multiple states, each of which has the authority to supervise and examine our activities. As a licensed consumer lender, mortgage lender, loan broker, collection agency, and loan servicer in certain states, we are subject to examinations by state agencies in those states. Similarly, we are subject to licensure requirements and regulations as an education loan servicer in multiple states. An administrative proceeding, litigation, investigation or regulatory proceeding relating to allegations or findings of the violation of such laws by us, any sub-servicer we engage, or our collection agents, could impair our ability to service and collect on our loans or could result in requirements that we pay damages, fines or penalties and/or cancel the balance or other amounts owing under one or more of our loans. There is no assurance that allegations of violations of the provisions of applicable federal or state consumer protection laws will not be asserted against us, any sub-servicers or collection agents we engage or other prior owners of our loans in the future. To the extent it is determined that any of our loans were not originated in accordance with all applicable laws, we may be obligated to repurchase such loan from a whole loan buyer, Loan Platform Business counterparty, securitization trust or warehouse facility.
While we have developed and monitor policies and procedures designed to assist in compliance with laws and regulations, no assurance can be given that our compliance policies and procedures will be effective and that we will not be subject to fines and penalties. For example, in 2019, we were subject to a consent order from the FTC (the “FTC Consent Order”), which resolved allegations that we misrepresented how much money student loan borrowers have saved or would save

SoFi Technologies, Inc.

from financing their loans with us, in violation of the Federal Trade Commission Act. Under the FTC Consent Order, we are prohibited from misrepresenting to consumers how much money they would save by using our products, unless the claims are backed up by reliable evidence. Ambiguities in applicable statutes and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws, difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how compliance violations may be cured. We have in the past and may in the future fail to comply with applicable statutes and regulations even if acting in good faith, or because governmental bodies or courts interpret existing laws or regulations in a more restrictive manner, which have in the past and may in the future lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. In certain cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body. There is no assurance that any future settlements will not have a material adverse effect on our business.
We hold state licenses that result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired as a result of noncompliance with those requirements.
We currently hold state licenses in connection with our lending activities, student loan servicing activities, and securities business. Although we have transitioned our lending products to SoFi Bank, for as long as SoFi Lending Corp. brokers, purchases or master services or services loans, we must comply with certain state licensing requirements and varying compliance requirements. Changes in licensing laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing that we or our personnel are unable to meet. In most states in which we operate, a regulatory agency or agencies regulate and enforce laws relating to loan servicers, brokers, and originators, and collection agencies. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increases in our administrative costs and refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.
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
States may also expand or otherwise modify their current regulations and if such states so act, we may not be able to comply with such updated regulations or maintain all requisite licenses and permits in such states or our costs of compliance with and maintenance of such licenses or permits may materially increase. For example, California, Colorado and Maine have implemented additional regulations related to student loan servicers which impose additional registration, reporting and disclosure requirements and which, if applicable to us, may increase our costs of servicing loans in those states.
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
As a bank, a bank holding company and a financial services company operating in the banking and securities industry, among others, our business exposes us to a number of heightened risks. We have devoted significant resources to developing our compliance and risk management policies and procedures and will continue to do so, but there can be no assurance these are sufficient, especially as our business is rapidly growing and evolving. Nonetheless, our limited operating history in many of the products we offer, our evolving business and our rapid growth make it difficult to predict all of the risks and challenges we may encounter and may increase the risk that our policies and procedures that serve to identify, monitor and manage compliance

SoFi Technologies, Inc.

risks may not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, certain controls are manual and are subject to inherent limitations and errors in oversight. This could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, customers, catastrophic occurrences or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, financial condition and results of operations.
We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to evolving interpretations and application and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. For example, the regulatory landscape involving digital assets is constantly evolving and we recently relaunched our digital assets offering.
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
Our Technology Platform facilitates the provision of BaaS products and services to third parties through various card, deposit, payment, transfer, credit and lending solutions that allow financial technology companies or other third parties to, among other things, connect to sponsor banks’ systems directly via application programming interfaces and cloud infrastructure so they can build banking offerings on top of the sponsor banks’ regulated infrastructure. In addition, our Technology Platform offers an end-to-end core banking platform solution with integrated payment processing. Furthermore, in connection with our Technology Platform's BaaS solutions, we sometimes offer certain program management, data, analytics, compliance and risk management functions, including managing anti-money laundering and fraud risks. The third parties that use these BaaS solutions include a variety of financial entities, including banks, fintech companies and other financial intermediaries. SoFi Bank is one of the sponsor banks that utilizes our BaaS products and services and may continue to do so in the future.
Federal bank regulators have increasingly focused on the risks related to BaaS solutions, including risk management, oversight, internal controls, information security, change management and information technology operational resilience, as well as potential systemic risk posed by BaaS solutions to the larger banking industry. Recently, regulators have even brought enforcement actions against financial entities that have allegedly not adequately addressed these concerns while growing their BaaS offerings. Regulators have specifically required these financial entities to enhance oversight of third-party fintech partnerships, improve control frameworks related to anti-money laundering and BSA compliance, and adopt, implement and adhere to revised and expanded risk-based policies, procedures and processes. If we or any of the fintech clients or sponsor bank partners supported by our Technology Platform were to face regulatory actions that limit the growth of our or their fintech business, or if we were forced to stop growing our Technology Platform, or if any of our fintech clients or sponsor banks were to limit or cease their participation in BaaS solutions, this could have a negative impact on our revenue and results of operation for the Technology Platform segment.
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

SoFi Technologies, Inc.

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
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, certain legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time.
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of federal and state statutes and regulations that regulate certain such communications, including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (the “FCC”), and the FTC have responsibility for regulating various aspects of certain of these federal laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict certain calls for marketing purposes to consumers whose numbers are properly registered on the national do-not-call list. Further, in late 2023 and early 2024, the FCC introduced various new TCPA requirements relating to, among other things, lead generation, prior express written consent to marketing calls made with certain telephony technology and processing opt-outs and do not call requests. These new requirements went into effect in January 2025. In addition to federal laws, many states also have mini-TCPA and other similar consumer protection laws regulating certain telemarketing calls directed to their residents. Collectively, these federal and state laws limit our ability to communicate with consumers through calls and text messages and reduce the effectiveness of our marketing programs. As construed by certain courts, the TCPA and certain state mini-TCPA laws do not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of these laws. Other state mini-TCPA laws expressly include SMS/MMS messages within their scope.
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary statutory damages of $500 for each call or text made in violation of the statute. A court may treble the $500 amount upon a finding of a willful or knowing violation. There is no statutory cap on maximum aggregate exposure for TCPA violations (although certain courts have applied in TCPA class actions constitutional limits on excessive penalties). Like the TCPA, several mini-TCPA and other similar state laws also provide for a private right of action under which a plaintiff may recover statutory damages of $500 or more for each violative call or text and enhanced statutory damages if the violation is knowing or willful. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we may be subject to putative class action suits alleging violations of the TCPA, and state mini-TCPA and other similar state laws. If in the future we are found to have violated any federal or state law regulating telemarketing, the amount of damages and potential liability could be extensive and adversely impact our business.
In addition, we use credit reports in our credit decisioning processes and, accordingly, must comply with FCRA which requires a permissible purpose to obtain a consumer credit report and requires persons that furnish loan payment information to credit bureaus to report such information accurately. We are also required to perform a reasonable investigation in the event we receive indirect disputes from the credit bureaus about the accuracy of our credit reporting for a particular consumer and to update any inaccurate information we discover. Although we have policies and procedures in place to comply with FCRA, we are subject to lawsuits alleging that we failed under FCRA to adequately investigate indirect disputes over credit reporting which we receive from one or more credit bureaus. We have experienced an increase in such FCRA claims since our business has grown and even if we are ultimately successful in defending against such suits, they could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to settlements, judgments, fines, penalties or injunctive relief. We are also subject to contractual requirements governing our use of credit reports established by the credit bureaus from whom we receive the reports. If credit reporting data is accessed, used, disclosed, or retained in a manner that is inconsistent with those contractual requirements — whether due to employee misconduct, system error, third-party service provider failure, cyberattack, or otherwise — we could be subject to contractual claims, indemnification obligations, and remediation costs. In addition, we could be required to suspend or limit access to certain data sources, which could adversely affect our underwriting, fraud prevention, marketing, or servicing

SoFi Technologies, Inc.

operations. Any such event could also result in reputational damage, loss of consumer trust, adverse media coverage, increased compliance costs, and harm to our business, financial condition, and results of operations.
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
New laws, regulations, policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes have in the past and may in the future require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. For example, on October 13, 2023, the SEC adopted rules relating to providing additional disclosures in the securities lending market. These rules require any covered person that loans a reportable security on behalf of itself or another person to report certain material terms of those loans and related information to FINRA by the end of the day on which the loan is effected. FINRA in turn will make certain information it receives publicly available by the next business day. These regulations could make securities lending more costly, leading to less overall lending activity and a decrease in revenue. On February 22, 2024, the SEC adopted amendments to Rule 605 under the Exchange Act that requires disclosures for order executions in national market system (“NMS”) stocks. The amendments modify the type of information required to be disclosed under Rule 605 and expand the scope of reporting entities subject to Rule 605 to include broker-dealers who introduce or carry 100,000 or more customer accounts. Modifications to Rule 605 include new definitions, new and modified categories of order types, and new statistical measures of execution quality and other metrics. New execution quality reporting requires granular, public monthly reports, including fractional shares and stop orders. Errors or unfavorable public metrics could harm our reputation and result in enforcement risk. In May 2024, the SEC adopted amendments to Regulation S-P (“Reg S-P”) which went into effect for large covered institutions (including SEC-registered investment advisers with $1.5 billion in assets under management, investment companies with $1 billion in net assets and all broker-dealers that are not small institutions under the Exchange Act) in December 2025, and will go into effect for all other covered institutions in June 2026. The finalized amendments to Reg S-P are designed to address the expanded use of technology and corresponding risks that have emerged since Reg S-P's original adoption and modernize and improve the protection of consumer financial information by certain financial institutions, also known as "covered institutions" (including broker-dealers and investment advisers). As adopted, amended Reg S-P (i) requires covered institutions to develop, implement, and maintain written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information; (ii) requires that the response program include procedures for covered institutions to provide timely notification to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization; and (iii) broadens the scope of information covered by Regulation S-P's requirements. Failure to meet these obligations, or the failures of vendors on whom we rely, could lead to enforcement actions, litigation and significant costs. On September 18, 2024, the SEC adopted rules that would (i) amend Rule 612 of Regulation NMS to establish a new minimum pricing increment, also known as a tick size, of $0.005 for the quoting of certain NMS stocks; (ii) reduce the access fee caps applicable to stock exchanges under Rule 610 of Regulation NMS (from $0.003 per share (i.e., 30 mils) to $0.001 per share (i.e., 10 mils) and require national securities exchanges to make the amounts of all fees and rebates determinable at the time of execution; and (iii) accelerate the implementation of the round lot and odd-lot information definitions adopted in 2020 under the Market Data Infrastructure Rules (“MDI Rules”) and add information about the best odd-lot order to the definition of odd-lot information. On December 20, 2024, the SEC adopted changes to SEC Rule

SoFi Technologies, Inc.

15c3-3 and 15c3-1 that modify how broker-dealers protect customer assets and calculate their minimum required “net capital.” These changes, particularly the amendments to Rule 612 and 610 of Regulation NMS, will likely affect the economics for orders executed on national stock exchanges and as a result may impact order routing and order execution decisions by market participants, including third parties on which we rely, like clearing brokers. See “Business, Financial and Operational Risks — We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations”. Compliance with this rule may impose additional cost on our business. In addition, SoFi Securities’ ability to generate revenue may be impacted as a result of the changes in stock exchange fee caps and the resulting potential changes in order routing and execution decisions. The ultimate effect of these potential changes is uncertain and may impact how SoFi Securities manages and evaluates its compliance with other obligations, such as its obligation to achieve best execution for customer orders.
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
We offer investment management services through the Investment Adviser which offers investment management services in connection with our robo-advisory accounts. The Investment Adviser is registered as an investment adviser under the Advisers Act, which does not imply any level of skill or training, and is subject to regulation by the SEC. SoFi Securities is

SoFi Technologies, Inc.

an affiliated SEC-registered broker-dealer and FINRA member. We offer cash management accounts, which are brokerage products, through SoFi Securities.
The Investment Adviser operates in a highly regulated environment and is subject to, among other things, the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from these provisions that apply to its relationships with our members who are its advisory clients. These provisions and duties also impose certain restrictions and obligations on us with respect to our dealings with our members and our investments, including for example restrictions on transactions with our affiliates. Our Investment Adviser is also subject to other requirements under the Advisers Act and related regulations. These additional requirements relate to matters including, among others, maintaining an effective and comprehensive compliance programs and record-keeping and reporting and disclosure requirements. In recent years, the SEC proposed and, in certain cases, adopted amendments to the Advisers Act rules, which present a number of additional significant and burdensome compliance challenges for registered investment advisers. In addition, our Investment Adviser has been in the past, and will be in the future, subject to SEC examination. Moreover, the Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. The Investment Adviser is also subject to applicable state securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include prohibitions of individuals from associating with an investment adviser, the revocation of registration and other censures and fines. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing members or fail to gain new members. See Part I, Item 3. “Legal Proceedings”.
Our subsidiary, SoFi Securities, is an affiliated SEC-registered broker-dealer and FINRA member. The securities industry is highly regulated, including under federal, state and other applicable laws, rules and regulations, and we may be adversely affected by regulatory changes related to suitability of financial products, supervision, sales practices, advertising, application of fiduciary standards, best execution and market structure, any of which could limit our business and damage our reputation. FINRA has adopted extensive regulatory requirements relating to sales practices, advertising, registration of personnel, compliance and supervision, and compensation and disclosure, to which SoFi Securities and its personnel are subject. For example, FINRA’s 2026 Annual Regulatory Oversight Report included new topics, such as the third party risk landscape, extended hours trading, and registered index-linked annuities, and expanded guidance on AI, cybersecurity, AML/sanctions, and best execution/order routing disclosures, among others. FINRA is explicitly focused on vendor outages and cyber incidents, generative AI-enabled fraud, and controls over fractional shares and after hours trading. The SEC 2026 exam priorities also identify areas such as generative AI and Regulation Best Interest (“Reg BI”) as focus areas. Our use of any AI-enabled tools could draw scrutiny, or failures in any of these areas could result in examination findings, sanctions or customer harm. In addition, sales of complex products and account type recommendations face heightened enforcement under Reg BI. Both the SEC and FINRA remain focused on surveilling off-channel communications and associated recordkeeping violations. If associated persons use unapproved channels (e.g., personal messaging apps) and records are not preserved, we could face substantial penalties and remediation costs. FINRA and the SEC also have the authority to conduct examinations of SoFi Securities and may also conduct administrative proceedings. Additionally, material expansions of the business in which SoFi Securities engages are subject to approval by FINRA. This could delay, or even prevent, the firm’s ability to expand its securities and brokerage offerings in the future. Furthermore, SoFi Securities is subject to increased governance in its role as an affiliate of a national bank under guidance from the OCC regarding RNDIPs. OCC guidance, which was further updated in June 2024, requires that banks implement effective oversight and monitoring of relevant RNDIP arrangements to ensure that, among other things, sales transactions and recommendations to retail investors comply with SEC regulations. Such oversight and monitoring may increase costs for SoFi Securities and SoFi Bank and could have a material adverse effect on our business, financial condition and results of operations, and any failure by SoFi Bank to effectively oversee and monitor such arrangements could result in harm to members and financial and reputational harm to us.
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

SoFi Technologies, Inc.

(including fines and other penalties), cause us to lose existing members or fail to gain new members. In addition, in the normal course of business, SoFi Securities and the Investment Adviser discuss matters raised by its regulators during regulatory examinations or otherwise upon their inquiry. These matters could also result in censures, fines, penalties or other sanctions.
In addition to the broker-dealer proposals described above under “Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, may negatively impact the management of our business, results of operations, ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete”, a substantial number of proposed rules for investment advisers were introduced in 2023 and 2024 and subsequently withdrawn in 2025. These withdrawn proposed rules covered material regulatory topics, including: (i) environmental, social, and governance issues for investment advisers and funds; (ii) outsourcing by investment advisers; and (iii) safeguarding and custody of client assets. A fourth proposed rule regarding expansion of the scope of activities and relationships that make a person an investment advice fiduciary under Section 3(21) of the Employee Retirement Income Security Act of 1974 and Section 4975 of the Internal Revenue Code (the “Retirement Security Rule”) was stayed by two Fifth Circuit federal district courts, and the Department of Labor (the “DOL”) decided not to appeal the decisions. The DOL’s regulatory agenda for Spring 2025, however, included a new “fiduciary rule” set to be issued by May 2026. If any of the foregoing rules is re-proposed and enacted, compliance would impose additional costs on our business. There is also the risk that, despite our best efforts, the SEC does not view our compliance measures as sufficient.
Failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.
Various laws and regulations in the U.S. and abroad, such as the BSA, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit Card Accountability Responsibility and Disclosure Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Under these laws and regulations, financial institutions are broadly defined to include banks and MSBs such as money transmitters. In 2013, FinCEN issued guidance regarding the applicability of the BSA to administrators and exchangers of convertible virtual currency, clarifying that they are MSBs, and more specifically, money transmitters. The BSA requires banks and MSBs to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records, among other requirements. In addition, our contracts with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. SoFi Bank is subject to the regulatory and supervisory jurisdiction of the OCC with respect to the BSA and its implementing regulations applicable to banks, and the Company and its non-bank subsidiaries, including our technology platform, are subject to the regulatory and supervisory jurisdiction of the Federal Reserve with respect to anti-money laundering and sanctions regulations.
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
Our failure to comply with anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our national bank charter or broker-dealer registrations and state licenses, or liability under our contracts with third parties, which may significantly affect our ability to conduct certain aspects of our business. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct certain aspects of our business.
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
The financial services industry is subject to extensive regulation and oversight under federal, state, and applicable international laws. From time to time, in the normal course of business, we have received and may receive or be subject to inquiries or investigations by state and federal regulatory or enforcement agencies and bodies, such as the CFPB, SEC, the Federal Reserve, the OCC, the FDIC, the FHFA, the VA, the state attorneys general, state financial regulatory agencies, other state or federal agencies and SROs like FINRA. We also have in the past and may in the future receive inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have previously determined that we are not required to obtain such a license or be registered with the state. In addition, we have been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, consumer financial services and other matters. We are also subject to periodic regulatory examinations and inspections. Compliance and trading problems or other deficiencies or weaknesses that are reported to regulators, such as the OCC, SEC, FINRA, the CFPB or state regulators, by dissatisfied customers or others, or that are identified by regulators themselves, are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers or disciplinary action being taken against us or our employees by regulators or enforcement agencies. In addition, we could be required to disclose such federal, state, or local government actions or court orders to others who have supervisory or enforcement authority over us, which could be time consuming and costly, increase demand on our systems and resources and adversely impact our reputation. To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us.
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
Various lawmakers, regulators and other public officials have made statements about business practices in which we and other broker-dealers engage, including SoFi Securities, and signaled potential new or additional laws or regulations that, if acted upon, could impact our business. For example, a focus by regulators and lawmakers on PFOF, exchange rebates, and related conflicts of interest have resulted in new proposed rules. Additionally, the SEC has proposed new requirements regarding PFOF and a rule to prohibit volume-based transaction pricing in connection with the execution of agency-related orders in national market system stock. The SEC also issued an order in September 2023 directing the equity exchanges and FINRA to file a new national marketing system plan, on which the SEC is soliciting comments. This order and other proposals have the potential to substantially reshape U.S. equities markets in intended and unintended ways, and to substantially alter existing order routing, execution incentives and business practices.
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
Furthermore, legislators and/or regulators are increasingly adopting new and/or amending existing privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices; our policies and practices related to the collection, use, sharing, retention and safeguarding of consumer and/or employee information; and certain of our current or planned business activities. New requirements, originating from new or amended laws, could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. The CFPB, for example, finalized its Personal Financial Data Rights Rule, which could require us to build an application that allows our customers to obtain their personal financial information and for authorized third parties to obtain our customers’ information and to implement privacy protections if we seek consumer financial data from another financial institution, as an authorized third party of a consumer. Although the rule’s original compliance deadlines are currently stayed as part of ongoing litigation, and are not being enforced while the CFPB reconsiders the rule, if implemented this could increase our compliance costs, volatility in our customer base, and the risk of fraudulent access to consumers’ personal financial information.
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

SoFi Technologies, Inc.

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
In addition, further to the UK’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the “UK GDPR”. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Noncompliance with the UK GDPR may result in significant monetary penalties. Although the UK is regarded as a third country under the EU GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. The Data (Use and Access) Act 2025 has been enacted in the UK which has the effect of altering the similarities between the UK and EEA data protection regime. The EU has, however, extended the UK’s Adequacy Decision from the EC to December 27, 2031. This may lead to additional compliance costs and could increase our overall risk. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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

SoFi Technologies, Inc.

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
In addition, our platform or those of third-party service providers that we utilize may infringe upon claims of third-party intellectual property, and we have and may continue to face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes, or in receiving amounts due to us under indemnification obligations from third-party service providers. The costs of defending any such claims or litigation could be significant and, if we are unsuccessful, could result in a requirement that we pay significant damages or licensing fees, which would negatively impact our financial performance. If we cannot protect our proprietary technology from intellectual property challenges, our ability to maintain our platform could be adversely affected.
Certain aspects of our platform include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
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
Certain open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If portions of our proprietary platform are determined to

SoFi Technologies, Inc.

be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our platform or change our business activities. In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.
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
We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. U.S. federal, state and local and non-U.S. tax laws and regulations are complex and subject to varying interpretations. U.S. federal, state and local and non-U.S. tax authorities may interpret tax laws and regulations differently than

SoFi Technologies, Inc.

we do and challenge tax positions that we have taken. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have an adverse effect on our financial condition and results of operations. Further, future changes to U.S. federal, state and local and non-U.S. tax laws and regulations could increase our tax obligations in jurisdictions where we do business or require us to change the manner in which we conduct certain aspects of our business. Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Several of the proposals currently being considered, if enacted, could have an adverse impact on our future effective tax rate, income tax expense, and cash flows. Further, the Organisation for Economic Co-operation and Development (the “OECD”) has issued guidelines that change long-standing tax principles and certain countries have adopted OECD guidelines. These guidelines create tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines.
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

SoFi Technologies, Inc.

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
We offer most of our employees the choice of working full time in the office, a hybrid approach, or full-time remote. In 2023 we announced an increase in in-office collaboration for non-remote employees who are returning to the office for a specified number of days per month, varying by business team. This return to the office for non-remote employees is limited, and we expect many employees to continue to work remotely for a number of days per week. As a result, we expect to continue to be subject to the challenges and risks of having a remote workforce, as well as new challenges and risks from operating with a hybrid workforce. For example, our employees are accessing our servers remotely through home or other networks to perform their job responsibilities. Such security systems may be less secure than those used in our offices, which have in the past and may continue to subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Additionally, employees who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could place additional pressure on our user infrastructure and third parties that are not easily mitigated. These risks include home internet availability affecting work continuity and efficiency, and additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. While most of our operations can be performed remotely and we believe have operated effectively, there is no guarantee that this will continue or that we will continue to be as effective while operating a flexible-first workforce model because our team is dispersed.
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
Events beyond our control may damage our ability to maintain our platform and provide services to our members. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods and other natural disasters, public health crises, power or other outages, telecommunications failures and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our members, disruptions could harm our ability to effectively run our business. Moreover, our members and customers face similar risks, which could directly or indirectly impact our business. We currently use AWS and would be unable to switch instantly to another system in the event of failure to access AWS. This means that an outage of AWS could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks and other criminal, tortious or

SoFi Technologies, Inc.

unintentional actions could also give rise to significant disruptions to our operations. In addition, the long-term effects of climate change on the global economy and our industry in particular are unclear, however we recognize that there are inherent climate-related risks wherever business is conducted. For example, our offices may be vulnerable to the adverse effects of climate change. We have large offices located in the San Francisco Bay Area, Salt Lake City, Utah, and Jacksonville, Florida, regions that are prone to events such as seismic activity and severe weather, that have experienced and may continue to experience, climate-related events and at an increasing rate. Examples include drought and water scarcity, hurricanes, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention and hurricanes. The increasing intensity of drought throughout California and Utah and annual periods of wildfire danger, and the increasing intensity of hurricanes in Florida, increase the probability of planned power outages. Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our partners or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and other risks may reduce demand for our products or cause our members to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to satisfy their obligations towards us. All of the foregoing could materially and adversely affect our business, results of operations and financial condition.
Employee misconduct, which can be difficult to detect and deter, could harm our reputation and subject us to significant legal liability.
We operate in an industry in which integrity and the confidence of our members is of critical importance. We are subject to, and have experienced, risks of errors and misconduct by our employees that could adversely affect our business, including:
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.

We incur significant costs and expend significant time and effort, as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management intends to continue to devote substantial time to new risk management and compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote a substantial amount of time to these risk management and compliance initiatives. Furthermore, new rules and regulations or changes to existing rules and regulations in the future may increase our legal and financial compliance costs and make certain activities more time-consuming and costly. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, its board committees or as executive officers.
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
Our risk management system is defined in our Risk Governance Framework (“RGF”) and includes our risk culture philosophy and risk governance structure through which our Board and management align strategic planning, execution, performance measurement, and compensation decisions with our values, behaviors, and risk appetite. Our RGF creates a consistent approach to how we identify, measure, monitor, and control the types of risk to which we are subject to, including interest rate risk, credit risk, deposit risk, market risk, foreign currency exchange rate risk, liquidity risk, strategic risk, operational risk and cybersecurity risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the loan purchaser. Our exposure to credit risk mainly arises from our lending activities, including SoFi Credit Card. Deposit risk refers to accelerated availability of depositor funds, prior to settlement, risk of ACH returns or merchant settlements, and transactional limits that may be applied to deposit accounts. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Foreign currency exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of Technisys, a foreign company, and we continue to pursue a diversified durable growth strategy with expansion via new products and geographies. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position at the broker-dealer and SoFi Bank. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
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
Cybersecurity risk is the risk of an unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, availability, or integrity of our systems and data, including, but not limited to, sensitive client data. Our technology and cybersecurity teams rely on a layered system of preventive and detective technologies,

SoFi Technologies, Inc.

controls, and policies to detect, mitigate, and contain cybersecurity threats. In addition, our cybersecurity team, and the third-party consultants they engage, assess our cybersecurity risks and mitigation efforts. Cyberattacks have and may continue to result in financial and reputational risk.
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
We typically release earnings guidance in our quarterly and annual earnings conference calls and quarterly and annual earnings releases, and may, from time to time, announce guidance otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, certain of which will change.
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

Information Technology and Data Risks

Cyberattacks and other security incidents and compromises could have an adverse effect on our business and systems, harm our brand and our reputation and expose us to liability. Efforts to prevent and respond to these attacks and incidents are costly.
In the normal course of business, we collect, store, process and transmit non-public and confidential information regarding our members, prospective members, technology platform clients and the customers of our technology platform

SoFi Technologies, Inc.

clients, and employees and third-party service providers, as well as information required to access customer assets. We also have arrangements in place with certain third-party service providers that require us to share consumer information. We have built our reputation on the premise that we are helping members get their money right by offering a safe, secure way to store their money and build a financially sound future. As a result, any actual or perceived security breach of us or our third-party partners have and may in the future:
•harm our reputation and brand;
•result in our systems or services being unavailable and interrupt our operations;
•result in improper disclosure of data and violations of applicable privacy and data protection laws;
•result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;
•cause us to incur significant remediation costs;
•lead to theft or irretrievable loss of our or our customers’ assets;
•reduce customer confidence in, or decrease customer use of, our products and services;
•divert the attention of management from the operation of our business;
•result in significant compensation or contractual penalties payable by us to our customers or third parties as a result of losses to them or claims by them; and
•adversely affect our business, operating results, and financial condition.
Despite the implementation of security measures, our internal computer and information technology systems and infrastructure and those of our third-party service providers and other contractors and consultants upon which our business relies have experienced and are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, breakdown, wrongful intrusions, wrongful conduct by insider employees or vendors, malware, ransomware and other malicious software programs, attacks enhanced or facilitated by AI, social engineering (including phishing attacks), business email compromises, hacking, data breaches, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack our products or otherwise exploit any vulnerabilities in our systems or those of our third-party service providers, or attempt to fraudulently induce our members, prospective members, technology platform clients and the customers of our technology platform clients, employees, third-party service providers or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. Furthermore, these attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. In addition, we expect the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Such incidents have and could in the future lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information.
Cyberattacks continue to be prevalent and pervasive across industries, including in our industry, and such attacks on our systems and those of our third-party service providers have occurred in the past and are expected to occur in the future. Security incidents, data breaches, or compromises could occur from outside our company, and also from the actions of persons inside our company who may have authorized or unauthorized access to our technology systems, despite our investment in security controls. In addition, security threats may increase as a result of geopolitical events, such as in connection with the confrontation in Venezuela, the ongoing conflict in the Middle East and the ongoing war in Ukraine, and U.S. government actions and policies and regulatory priorities. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation and a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had a material adverse effect on us, no assurance is given that this will continue to be the case in the future.
Cybersecurity risks in the financial services industry have increased, in part because of new technologies, AI, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks and other security incidents and compromises involving the theft of non-public and confidential information, hackers have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites. We may not be able to anticipate or implement effective preventive measures against all security incidents, data breaches, and compromises, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security

SoFi Technologies, Inc.

incidents, but there are no assurances that these mechanisms will be effective and early detection efforts may be thwarted by sophisticated attacks and malware designed to avoid detection. Despite our investments in detection strategy and a 24/7/365 security operations center, we also may fail to detect the existence of a security incident or data breach related to the information of our members, prospective members, technology platform clients and the customers of our technology platform clients, and employees and third-party service providers.
The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our members, prospective members, technology platform clients and the customers of our technology platform clients, employees and third-party service providers, or our proprietary information, software, methodologies and business secrets, could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, all of which could have a material adverse impact on our business. Because each loan that we originate involves, in part, our proprietary automated underwriting process, any failure of our computer systems involving our automated underwriting process and any technical or other errors contained in the software pertaining to our automated underwriting process could compromise our ability to accurately evaluate potential members, which could negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we make to our members. Additionally, if threat actors were able to access our secure files, they might be able to gain access to the personal information of our members, prospective members, technology platform clients and the customers of our technology platform clients, and employees. If we are unable to prevent such activity, we may be subject to significant liability, negative publicity and a material loss of members or technology platform clients, all of which may negatively affect our business. In addition, there have in the past been a number of well-publicized attacks or incidents affecting companies in the financial services industry that have heightened concern by consumers, which could also intensify regulatory focus, cause users to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.
Further, the costs associated with a cyber attack or other security incident could materially adversely impact our cost of operations and our business. These costs include expenses for incident response, forensic investigations, system and member remediation, data recovery, and business interruption, as well as legal, regulatory, and contractual costs, including costs associated with required notifications, regulatory investigations, fines or penalties, litigation, settlements, and judgments. In addition, a cybersecurity incident could result in increased cybersecurity and insurance costs, including higher premiums or reduced availability of coverage. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.
Our business is also subject to contractual obligations related to the protection, confidentiality, and security of data, including personal, financial, and confidential information belonging to our members, prospective members, technology platform clients and the customers of our technology platform clients, and employees and third-party service providers. Many of our contracts contain data protection, confidentiality, indemnification, limitation of liability, and service-level provisions that could be triggered by a cybersecurity incident or data breach. We have in the past experienced and may in the future experience a cyber breach and we may be required to indemnify technology platform clients or other counterparties for losses arising from the incident, provide credits, refunds, or other contractual remedies, or face claims for damages resulting from alleged failures to meet contractual security or availability commitments. Certain contracts may also permit counterparties to terminate or suspend services, seek injunctive relief, or pursue other remedies following a data breach. In addition, contractual liability arising from a cyber breach or other security incident could result in substantial defense costs, settlements, or judgments, as well as increased scrutiny during contract renewals or negotiations. Our contractual protections, including limitations of liability, exclusions, and insurance coverage, may be insufficient to fully mitigate these risks or may not apply in all circumstances. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.
Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
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

SoFi Technologies, Inc.

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
Laws similar to the CCPA have entered into force in numerous other states. Further, a number of other states have proposed new privacy laws, certain of which would be comprehensive such as the CCPA and others which are more narrowly focused on particular types of data. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Certain states have already passed laws regulating specific aspects of privacy. For example, a small number of states, such as Washington, Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information. The existence of comprehensive privacy laws in different states in the country makes our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and U.S. Congress may in the future enact a comprehensive federal data privacy law to which we may likely become subject.
Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security, and we expect that there will continue to be new or amended laws, regulations, standards and obligations proposed and enacted in various foreign jurisdictions. For example, the EU GDPR, the UK GDPR, various Latin American (“LATAM”) privacy laws such as Brazil’s Lei Geral de Proteção de Dados Pessoais (“LGPD”) and Argentina’s Ley de Protección de los Datos Personales (“PDPA”) impose strict requirements for the processing of personal data of individuals located, respectively, within the EEA, the UK and LATAM region. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (£17.5 million in the UK) or 4% of the annual global revenue of the company, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Certain jurisdictions, such as the EU, Switzerland, the UK and LATAM have enacted cross-border personal data transfers laws regulating personal data flows to third countries. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the EC does not consider to be providing an adequate level of personal data protection. The EC has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the EU GDPR) to controllers or processors established outside the EU. The standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the EC’s standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("EU Framework"), which entered into force on July 11, 2023. The EU Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with the EU GDPR. There has been an extension to the EU Framework to cover UK transfers to the United States and Switzerland has also agreed to a corresponding framework with the U.S. recognizing an adequate level of protection for personal data transfers under the Swiss-U.S. Data Privacy Framework.

SoFi Technologies, Inc.

These Frameworks could be challenged like predecessor frameworks. This complexity and the additional contractual burden may increase our overall risk exposure. In addition, laws in LATAM similarly restrict personal data transfers outside of those jurisdictions to countries such as the U.S. that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the U.S. may significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
Certain of our products and services are also subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS"), AICPA, and Security Organization Control 2 ("SOC 2"), which apply to or are maintained by certain of our solutions. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC 2 certification, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our customers may expect us to comply with more stringent privacy, data storage and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.
Separately, the rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. As the regulatory framework for machine learning technology and AI evolves, new state laws and regulations are emerging and it is likely that other new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we may use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024 and, with certain exceptions, will begin to apply as of August 2, 2026. As enacted, this legislation imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific ethical, accountability, and administrative requirements, certain of which may increase our costs and compliance obligations. Further, potential government regulation related to AI use and ethics may also increase the cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.
Likewise, in the U.S., the regulatory environment is complex and uncertain. The U.S. Presidential administration’s Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, directed federal agency reviews of state AI laws and coordination between White House advisors and Congress to reach a legislative proposal for a uniform federal AI policy framework. At the same time, several states, including Texas, Colorado and California, passed laws that regulate various facets of AI, certain of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of AI-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.
Any violations of these laws and regulations may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, address legal claims, and sustain monetary penalties, reputational damage and/or other harms to our business. Further, in certain cases we rely on the data processing, privacy, data protection and cybersecurity practices of our third-party service providers, including with regard to maintaining the confidentiality, security and integrity of data. If we fail to manage our third-party service providers or their relevant practices, or if they fail to meet any requirements with regard to data processing, privacy, data protection or cybersecurity required by applicable legal or contractual obligations that we face (including any applicable requirements of our clients), we may be liable in certain cases. Legal obligations relating to privacy, cybersecurity and data protection may require us to manage our third-

SoFi Technologies, Inc.

party service providers and their practices and to enter into agreements with them in certain cases. We may face difficulties in binding our third-party service providers to these agreements and otherwise managing their relevant practices, which may subject us to claims, proceedings, and liabilities.
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
Our ability to deliver products and services to our members and clients, and otherwise operate our business and comply with applicable laws, depends on the efficient and uninterrupted operation of our computer systems and third-party data centers, as well as third-party service providers. Our computer systems and third-party providers may encounter service interruptions at any time due to system or software failure or errors, employee misconfiguration of resources or misdirected communications, natural disasters, severe weather conditions, health pandemics, terrorist attacks, cyberattacks or other events. For example, in September 2023, the SoFi Invest platform experienced a service interruption that resulted in certain of our members being unable to view certain of their account information and unable to buy and sell securities and other financial products on our platform for a period of time. Any such events, including persistent interruptions or perceptions of such interruptions whether true or not, in our products and services could cause members to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services, and otherwise have a negative effect on our business and technology infrastructure (including our computer network systems), which could lead to member dissatisfaction or long-term disruption of our operations. Additionally, our insurance policies might be insufficient to cover a claim made against us by any such members affected by any disruptions, outages, or other performance or infrastructure problems.
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
Although our current use of AI and machine learning is limited, our systems and those of our partners are increasingly reliant on AI machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brands, guiding principles and mission. Errors or breakdowns in our machine learning systems could also result in damage to our reputation, loss of members, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations and contractual obligations, and adversely impact our business.
We expect that new technologies and business processes applicable to the financial services industry will continue to emerge and that these new technologies and business processes may be better than those we currently use. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and

SoFi Technologies, Inc.

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
•changes in laws and regulations affecting our business, or changes in policies with respect to student loans;
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
•the occurrence of an actual or perceived data or security breach;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt, including in connection with acquisitions;
•any reverse stock split of our outstanding shares of common stock, which may increase the price of our common stock;
•volatility in capital markets and changes in the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of recessions, interest rates, tariffs, inflation, consumer confidence and spending, public perception of the financial services industry, availability of loans and liquidity in the capital markets, local and national elections, corruption, political instability and acts of war or terrorism, including the confrontation in Venezuela, the ongoing conflict in the Middle East and the ongoing war in Ukraine, and policy- and regulatory-related changes resulting from U.S. government actions and policies and regulatory priorities.
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
The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims and may also impose additional litigation costs on stockholders who assert that either such provision is not enforceable or invalid. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is still uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the federal district courts of the United States may reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

SoFi Technologies, Inc.

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
We have not identified any cybersecurity incidents, data breaches, or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For more information on risks to us from cybersecurity threats, see “Cyberattacks and other security incidents and compromises could have an adverse effect on our business and systems, harm our brand and our reputation and expose us to liability. Efforts to prevent and respond to these attacks and incidents are costly” in Part I, Item 1A. “Risk Factors—Information Technology and Data Risks”.
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
Our CISO has primary responsibility for assessing and managing our cybersecurity program. The CISO has served in this role at SoFi since June 2025 and has over 25 years of experience working in senior leadership positions in the cybersecurity industry. He previously served as the CISO at leading software and financial technology companies. The CISO provides cybersecurity updates, including risks and threats to the Risk Committee as appropriate, on a quarterly basis.
Item 2. Properties
We primarily operate through a network of leased properties, including largely office spaces, which are primarily located in the United States. We believe our existing facilities are adequate to meet our current business requirements, particularly as we offer our employees the choice of working full time in the office, a hybrid approach, or full-time remote. We expect that will be able to find suitable space to accommodate any potential future expansion. Our properties total

SoFi Technologies, Inc.

approximately 434,000 square feet, with the most significant properties and the reportable segments that primarily utilize those properties as follows:

Location	Approximate Square Footage	Segments(1)
California (San Francisco HQ, Sacramento)	102,000	L, TP, FS
Utah (Cottonwood Heights, Sandy)	103,000	L, TP, FS
North Carolina (Charlotte)	64,000	L
Florida (Jacksonville)	37,000	L, FS
New York (New York City)	24,000	L, FS
Montana (Helena)	20,000	L
Texas (Frisco)	18,000	L
Uruguay (Montevideo)	14,000	TP
Washington (Seattle)	10,000	L, TP, FS
Kansas (Overland Park)	10,000	L
Argentina (Buenos Aires)	8,000	TP
Mexico (Cuauhtémoc)	7,000	TP
___________________
(1)Segment references include: L = Lending, TP = Technology Platform, and FS = Financial Services.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

SoFi Technologies, Inc.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock trades on the Nasdaq Global Select Market under the symbol “SOFI”. As of January 30, 2026, there were 421 holders of record of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans
The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive Proxy Statement for the Company's annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our 2025 fiscal year, and is incorporated by reference in this Annual Report on Form 10-K. Additionally, refer to Note 16. Share-Based Compensation to the Notes to Consolidated Financial Statements included in Part II, Item 8. for additional information on our equity compensation plans.
Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to the cumulative total returns of the Nasdaq Composite index and the S&P Financial index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends, as applicable) from June 1, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) to December 31, 2025.

	June 1, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
SoFi	$100.00	$70.42	$20.35	$43.93	$67.99	$115.58
Nasdaq Composite	100.00	114.30	77.11	111.54	144.52	175.08
S&P Financial	100.00	103.57	92.66	103.92	135.67	156.06
Recent Sales of Unregistered Securities
None.

SoFi Technologies, Inc.

Issuer Purchases of Equity Securities
We did not have any purchases of our equity securities during the fourth quarter of 2025.
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
In order to help achieve our mission, we are a member-centric, one-stop shop for financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients”, as defined under “Key Business Metrics”. We offer personal loans, student loans, home loans and related servicing and offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Crypto, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services that we offer through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. Our Technology Platform supports innovation for a broad range of enterprises, with offerings that give clients the ability to create, launch and run financial products.
In addition, SoFi Plus is our premium financial membership that provides benefits that span our offerings and brings together all we have to offer. Membership benefits include exclusive access to preferred pricing on products, extra rewards, investment matches, complimentary financial planning, live events and more In 2025, we launched SoFi Smart Card to SoFi Plus members, a charge card secured by a SoFi Money checking and savings account.
We continue to strive to innovate and develop new products and services. During 2025, we launched global remittance services, which leverages blockchain technology to provide fast, seamless, low cost and safe international payments, in over 30 countries, including Mexico, India, Brazil and much of Europe. We also returned to crypto investing with the launch of SoFi Crypto, once again giving our members the ability to buy, sell and hold digital assets directly in the SoFi app. Lastly, we took another step forward with crypto through the launch of our own stablecoin, SoFiUSD. This launch made SoFi the first national bank to issue a stablecoin on a public, permissionless blockchain.
See Item 1. “Business—Our Reportable Segments” for a discussion of our segments and their corresponding products. The discussion below focuses on the ways in which our key products and services within each reportable segment generate revenues and/or incur expenses for the Company.
Business Highlights
SoFi is a financial services company that leverages technology to serve people and enterprises. SoFi's continuous investments in innovation and brand building led to the strongest financial performance in the history of the company, fueling significant member and product growth and paving the way for future growth. We reported a number of key financial achievements in the year ended December 31, 2025, including total net revenue of $3.6 billion, representing an increase of 35% over total net revenue in 2024. For the year ended December 31, 2025, total fee-based revenue reached a record of $1.5 billion, compared to $969.9 million in the same period of 2024, a year-over-year increase of 59%. This was driven by strong performance from our Loan Platform Business, as well as origination fee revenue, referral fee revenue, interchange fee revenue and brokerage fee revenue. Diluted earnings per share for each of the years ended December 31, 2025 and 2024 was $0.39. Diluted EPS for the 2024 period does not include benefits from the gain on convertible debt exchanges in the first and third quarters of 2024, but does include the tax benefit of the release of the majority of the valuation allowance against our deferred tax assets.

SoFi Technologies, Inc.

The following tables set forth selected financial data:

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
($ in thousands, except per share amounts)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net interest income	$2,218,956	$1,716,481	$1,261,740	$502,475	29%	$454,741	36%
Total noninterest income	1,394,398	958,378	861,049	436,020	45%	97,329	11%
Total net revenue	3,613,354	2,674,859	2,122,789	938,495	35%	552,070	26%
Provision for credit losses	30,319	31,712	54,945	(1,393)	(4)%	(23,233)	(42)%
Total noninterest expense	3,057,178	2,409,802	2,369,002	647,376	27%	40,800	2%

Net income (loss)	$481,320	$498,665	$(300,742)	$(17,345)	(3)%	$799,407	n/m
Earnings (loss) per share – diluted	$0.39	$0.39	$(0.36)	$—	—%	$0.75	n/m
Net interest margin	5.85%	5.80%	5.88%

($ in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Loans held for sale	$22,862,749	$17,684,892	$5,177,857	29%
Loans held for investment, at fair value	13,657,578	8,597,368	5,060,210	59%
Loans held for investment, at amortized cost	1,516,736	1,246,458	270,278	22%
Total deposits	37,505,395	25,978,204	11,527,191	44%

Total risk-based capital ratio, SoFi Technologies	22.9%	16.2%
Total risk-based capital ratio, SoFi Bank	16.6%	17.5%
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 13.6 million as of December 31, 2025, a 35% year over year increase, while total products reached nearly 20.2 million as of December 31, 2025, a 37% year over year increase.

	Year Ended December 31,			2025 vs 2024		2024 vs 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Lending
Total net revenue	$1,848,949	$1,485,222	$1,370,621	$363,727	24%	$114,601	8%
Contribution profit	1,016,900	890,543	823,273	126,357	14%	67,270	8%
Technology Platform
Total net revenue	450,211	395,178	352,340	55,033	14%	42,838	12%
Contribution profit	144,413	126,955	94,786	17,458	14%	32,169	34%
Financial Services
Total net revenue	1,542,016	821,511	436,515	720,505	88%	384,996	88%
Contribution profit (loss)	792,909	307,007	(262)	485,902	158%	307,269	n/m
Lending segment contribution profit of $1.0 billion for the year ended December 31, 2025 increased 14% over 2024 with a segment contribution margin of 55%. Lending segment performance was driven by net interest income primarily driven by growth in average loan balances.
Origination volume for our Lending products increased 57%, as a result of continued strong member demand for personal loans, student loans and home loans as well as strong demand from capital markets partners. Overall, we sold, or transferred through our Loan Platform Business, more than $15.6 billion in total of personal loans, student loans and home loans during the year ended December 31, 2025. We believe that the growth opportunity for the Loan Platform Business continues to be strong.
Technology Platform segment contribution profit of $144.4 million for the year ended December 31, 2025 increased 14% over 2024, and total net revenue of $450.2 million for the year ended December 31, 2025 increased 14% over 2024. SoFi continues to diversify its Technology Platform client base. During the year, SoFi announced that Banco Nación, one of Argentina’s largest financial institutions, selected our Cyberbank Digital platform to modernize their digital banking infrastructure. SoFi announced partnerships with several more U.S. consumer brands, as we continue to work with a broader range of companies to help bring innovative programs that drive greater loyalty and engagement with their customers.

SoFi Technologies, Inc.

Within our Financial Services segment, contribution profit of $792.9 million for the year ended December 31, 2025 significantly improved compared to a contribution profit of $307.0 million in 2024. Total net revenue of $1.5 billion for the year ended December 31, 2025 increased 88% over 2024. During the year, the Loan Platform Business generated $575.9 million in loan platform fees, driven by $11.0 billion of personal loans originated on behalf of third parties, as well as referrals. Additionally, our Loan Platform Business generated $12.3 million in servicing cash flow which is recorded in our Lending segment. In total, our Loan Platform Business added $588.3 million to our consolidated adjusted net revenue across these two segments. We also continued to see healthy growth in interchange fee revenue in the year ended December 31, 2025, up 71% year-over-year, driven by increased spend across Money and Credit Card. We plan to continue to pursue opportunities to increase fee-based revenue.
We achieved continued strong growth in member deposits and strong deposit contribution from direct deposit members, ending the year with $37.5 billion of total deposits as of December 31, 2025, allowing us to maintain access to diversified sources of funding. Total deposit funds grew over $11.5 billion during the year ended December 31, 2025. We continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing the benefits of our offering to our members.
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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes components for a fixed price per loan and

SoFi Technologies, Inc.

recognition of servicing assets. These fees accounted for 65% of our total Financial Services noninterest income for the year ended December 31, 2025.
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 12% of our total Financial Services noninterest income for the year ended December 31, 2025.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 15% of our total Financial Services noninterest income for the year ended December 31, 2025.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 5% of our total Financial Services noninterest income for the year ended December 31, 2025.

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

SoFi Technologies, Inc.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Total net revenue (GAAP)	$3,613,354	$2,674,859	$2,122,789
Servicing rights – change in valuation inputs or assumptions(1)	(22,013)	(6,280)	(34,700)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	70	108	425
Gain on extinguishment of debt(3)	—	(62,517)	(14,574)
Adjusted net revenue (non-GAAP)	$3,591,411	$2,606,170	$2,073,940
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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total net revenue (GAAP)	$1,025,051	$961,600	$854,944	$771,759	$734,125	$697,121	$598,618	$644,995
Servicing rights – change in valuation inputs or assumptions(1)	(12,224)	(11,989)	3,274	(1,074)	4,962	(4,362)	(1,654)	(5,226)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	8	15	12	35	25	9	1	73
Gain on extinguishment of debt(3)	—	—	—	—	—	(3,323)	—	(59,194)
Adjusted net revenue (non-GAAP)	$1,012,835	$949,626	$858,230	$770,720	$739,112	$689,445	$596,965	$580,648
__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
(3)See footnote (3) to the table above.

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue for the Lending segment to total net revenue for the Lending segment, the most directly comparable GAAP measure:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Total net revenue – Lending (GAAP)	$1,848,949	$1,485,222	$1,370,621
Servicing rights – change in valuation inputs or assumptions(1)	(22,013)	(6,280)	(34,700)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	70	108	425
Adjusted net revenue – Lending (non-GAAP)	$1,827,006	$1,479,050	$1,336,346
__________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
Adjusted Contribution Margin and Incremental Adjusted Contribution Margin — Lending
Adjusted contribution margin and incremental adjusted contribution margin are non-GAAP measures and relate only to our Lending segment. Adjusted contribution margin is defined as segment contribution profit for the Lending segment, divided by adjusted net revenue for the Lending segment, a non-GAAP measure. Incremental adjusted contribution margin is defined as the change in segment contribution profit for our Lending segment, divided by change in adjusted net revenue for the Lending segment. See “Adjusted Net Revenue” above for a reconciliation of Lending segment adjusted net revenue.
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
The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
($ in thousands)	2025	2024	2023	$ Change	$ Change
Lending
Contribution profit – Lending (GAAP)	$1,016,900	$890,543	$823,273	$126,357	$67,270
Net revenue – Lending (GAAP)	1,848,949	1,485,222	1,370,621	363,727	114,601
Contribution margin – Lending (GAAP)(1)	55%	60%	60%
Incremental contribution margin – Lending (GAAP)(1)	35%	59%

Adjusted net revenue – Lending (non-GAAP)(2)	$1,827,006	$1,479,050	$1,336,346	$347,956	$142,704
Adjusted contribution margin – Lending (non-GAAP)	56%	60%	62%
Incremental adjusted contribution margin – Lending (non-GAAP)	36%	47%
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

SoFi Technologies, Inc.

countries, (ix) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions, (x) gain on extinguishment of debt, and (xi) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance.
Adjusted EBITDA margin is computed as adjusted EBITDA divided by adjusted net revenue. Incremental adjusted EBITDA margin is defined as the change in adjusted EBITDA, divided by change in adjusted net revenue. See “Adjusted Net Revenue” above for a reconciliation of this non-GAAP measure.
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

Net Income (Loss) and Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
($ in thousands)	2025	2024	2023	$ Change	$ Change
Net income (loss) (GAAP)	$481,320	$498,665	$(300,742)	$(17,345)	$799,407
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	45,723	48,346	36,833	(2,623)	11,513
Income tax expense (benefit)(2)	44,537	(265,320)	(416)	309,857	(264,904)
Depreciation and amortization	234,151	203,498	201,416	30,653	2,082
Share-based expense	262,058	246,152	271,216	15,906	(25,064)
Restructuring charges(3)	948	1,530	12,749	(582)	(11,219)
Impairment expense(4)	—	—	248,417	—	(248,417)
Foreign currency impact of highly inflationary subsidiaries(5)	7,104	1,683	10,971	5,421	(9,288)
Transaction-related expense(6)	—	615	142	(615)	473
Servicing rights – change in valuation inputs or assumptions(7)	(22,013)	(6,280)	(34,700)	(15,733)	28,420
Residual interests classified as debt – change in valuation inputs or assumptions(8)	70	108	425	(38)	(317)
Gain on extinguishment of debt(9)	—	(62,517)	(14,574)	62,517	(47,943)
Total adjustments	572,578	167,815	732,479	404,763	(564,664)
Adjusted EBITDA (non-GAAP)	$1,053,898	$666,480	$431,737	$387,418	$234,743

Total net revenue (GAAP)	$3,613,354	$2,674,859	$2,122,789	$938,495	$552,070
Net income (loss) margin (GAAP)	13%	19%	(14)%
Incremental net income (loss) margin (GAAP)	(2)%	145%

Adjusted net revenue (non-GAAP)(10)	$3,591,411	$2,606,170	$2,073,940	$985,241	$532,230
Adjusted EBITDA margin (non-GAAP)	29%	26%	21%
Incremental adjusted EBITDA margin (non-GAAP)	39%	44%
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and debt issuance costs on our convertible notes.
(2)The income tax expense recognized in 2025 is primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded during the year. Our income tax position in 2024 was primarily due to the release in the fourth quarter of a $258 million valuation allowance against certain deferred tax assets based on our reassessment of their realizability. Income taxes in 2023 were primarily attributable to income tax benefits from foreign losses in jurisdictions with net deferred tax liabilities related to Technisys, offset by income tax expense associated with the profitability of SoFi Bank in state jurisdictions where separate filings are required, as well as federal taxes where our tax credits and loss carryforwards may be limited. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements for additional information.
(3)Restructuring charges in 2025 and 2024 relate to legal entity restructuring. Restructuring charges in 2023 primarily included employee-related wages, benefits and severance associated with a small reduction in headcount in our Technology Platform segment in the first quarter of 2023 and expenses in the fourth quarter of 2023 related to a reduction in headcount across the Company, which do not reflect expected future operating expenses and are not indicative of our core operating performance.
(4)Impairment expense in 2023 includes $247,174 related to goodwill impairment, and $1,243 related to a sublease arrangement, which are not indicative of our core operating performance.
(5)Foreign currency charges reflect the impacts of highly inflationary accounting for our operations in Argentina, which are related to our Technology Platform segment and commenced in the first quarter of 2022 with the Technisys Merger.
(6)Transaction-related expenses in 2024 and 2023 included financial advisory and professional services costs associated with our acquisition of Wyndham.
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

SoFi Technologies, Inc.

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
(10)Refer to ‘Adjusted Net Revenue’ above for reconciliation of this non-GAAP measure.
The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net income (GAAP)	$173,549	$139,392	$97,263	$71,116	$332,473	$60,745	$17,404	$88,043
Non-GAAP adjustments:
Interest expense – corporate borrowings	11,196	11,595	11,504	11,428	12,039	12,871	12,725	10,711
Income tax (benefit) expense	11,783	9,159	14,929	8,666	(272,549)	3,110	(2,064)	6,183
Depreciation and amortization	62,880	59,245	56,743	55,283	53,545	51,791	49,623	48,539
Share-based expense	68,577	66,469	63,256	63,756	66,367	63,646	61,057	55,082
Restructuring charges	20	41	36	851	255	1,275	—	—
Foreign currency impact of highly inflationary subsidiaries	1,808	2,954	2,066	276	840	475	194	174
Transaction-related expense	—	—	—	—	—	—	615	—
Servicing rights – change in valuation inputs or assumptions	(12,224)	(11,989)	3,274	(1,074)	4,962	(4,362)	(1,654)	(5,226)
Residual interests classified as debt – change in valuation inputs or assumptions	8	15	12	35	25	9	1	73
Gain on extinguishment of debt	—	—	—	—	—	(3,323)	—	(59,194)
Total adjustments	144,048	137,489	151,820	139,221	(134,516)	125,492	120,497	56,342
Adjusted EBITDA (non-GAAP)	$317,597	$276,881	$249,083	$210,337	$197,957	$186,237	$137,901	$144,385

Total net revenue (GAAP)	$1,025,051	$961,600	$854,944	$771,759	$734,125	$697,121	$598,618	$644,995
Net income margin (GAAP)	17%	14%	11%	9%	45%	9%	3%	14%

Adjusted net revenue (non-GAAP)	$1,012,835	$949,626	$858,230	$770,720	$739,112	$689,445	$596,965	$580,648
Adjusted EBITDA margin (non-GAAP)	31%	29%	29%	27%	27%	27%	23%	25%
Adjusted Net Income (Loss), Adjusted Net Income Margin, Incremental Adjusted Net Income Margin and Adjusted EPS
Adjusted net income (loss), adjusted net income margin, incremental adjusted net income margin and adjusted diluted earnings (loss) per share are non-GAAP measures. Adjusted net income (loss) is defined as net income (loss), adjusted to exclude, as applicable, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance.
Adjusted diluted earnings (loss) per share (“adjusted EPS”) is a non-GAAP financial measure that adjusts GAAP diluted earnings (loss) per share. Adjusted EPS is computed by dividing net income (loss) attributable to common stockholders, adjusted to exclude, as applicable, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance, by the diluted weighted average number of shares of common stock outstanding during the period, excluding the dilutive impact of the 2026 and 2029 convertible notes under the if-converted method for which the 2026 and 2029 capped call transactions, respectively, would deliver cash or shares to offset dilution.
Adjusted net income margin is computed as adjusted net income (loss) divided by adjusted net revenue. Incremental adjusted net income margin is defined as the change in adjusted net income (loss), divided by change in adjusted net revenue. See “Adjusted Net Revenue” above for a reconciliation of this non-GAAP measure.
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

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
($ and shares in thousands, except per share amounts)(1)	2025	2024	2023	$ Change	$ Change
Net income (loss) (GAAP)	$481,320	$498,665	$(300,742)	$(17,345)	$799,407
Non-GAAP adjustments:
Income tax benefit from release of tax valuation allowance	—	(258,401)	—	258,401	(258,401)
Income tax benefit from restructuring	—	(13,042)	—	13,042	(13,042)
Goodwill impairment expense	—	—	247,174	—	(247,174)
Adjusted net income (loss) (non-GAAP)	$481,320	$227,222	$(53,568)	$254,098	$280,790

Numerator:
Net income (loss) attributable to common stockholders – diluted (GAAP)(2)	$482,700	$434,776	$(341,167)
Non-GAAP adjustments:
Income tax benefit from release of tax valuation allowance	—	(258,401)	—
Income tax benefit from restructuring	—	(13,042)	—
Goodwill impairment expense	—	—	247,174
Adjusted net income (loss) attributable to common stockholders – diluted (non-GAAP)	$482,700	$163,333	$(93,993)
Denominator:
Weighted average common stock outstanding – diluted (GAAP)	1,251,767	1,101,390	945,024
Non-GAAP adjustments:
Dilutive impact of convertible notes(3)	(23,377)	(6,214)	—
Adjusted weighted average common stock outstanding – diluted (non-GAAP)	1,228,390	1,095,176	945,024

Earnings (loss) per share – diluted (GAAP)(2)	$0.39	$0.39	$(0.36)
Impact of adjustments per share	—	(0.24)	0.26
Adjusted earnings (loss) per share – diluted (non-GAAP)(2)	$0.39	$0.15	$(0.10)

Net income (loss) margin (GAAP)	13%	19%	(14)%

Adjusted net revenue (non-GAAP)(4)	$3,591,411	$2,606,170	$2,073,940
Adjusted net income margin (non-GAAP)	13%	9%	(3)%
Incremental adjusted net income margin (non-GAAP)	26%	53%
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

SoFi Technologies, Inc.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	Variance	% Change	Variance	% Change
Members	13,651,002	10,127,323	7,541,860	3,523,679	35%	2,585,463	34%
Total Products(1)	20,168,142	14,745,435	11,142,476	5,422,707	37%	3,602,959	32%
Total Products — Lending segment	2,633,186	2,010,354	1,663,006	622,832	31%	347,348	21%
Total Products — Financial Services segment(1)	17,534,956	12,735,081	9,479,470	4,799,875	38%	3,255,611	34%
Total Accounts — Technology Platform segment	128,461,873	167,713,818	145,425,391	(39,251,945)	(23)%	22,288,427	15%
___________________
(1)In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. During 2025, we returned to crypto investing with the launch of SoFi Crypto.
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

SoFi Technologies, Inc.

Since our inception through December 31, 2025, we have served approximately 13.6 million members who have used approximately 20.2 million products on the SoFi platform.

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
In our Financial Services segment, total products refers to the number of SoFi Money accounts (inclusive of checking and savings accounts held at SoFi Bank and cash management accounts), SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts, SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts), and SoFi Crypto accounts that have been opened through our platform through the reporting date. Checking and savings accounts are considered one account within our total products metric. Our SoFi Invest service is composed of two products: active investing accounts and robo-advisory accounts. Our members can select any one or combination of the types of SoFi Invest products. If a member has multiple SoFi Invest products of the same account type, such as two active investing accounts, that is counted as a single product. However, if a member has multiple SoFi Invest products across account types, such as one active investing account and one robo-advisory account, those separate account types are considered separate products. The account of a joint- or co-account holder is considered a separate financial services product. In the event a member is removed in accordance with our terms of service, as discussed under “Members” above, the member’s associated products are also removed.
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

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

	December 31,			2025 vs. 2024		2024 vs. 2023
Lending Products	2025	2024	2023	Variance	% Change	Variance	% Change
Personal loans(1)	1,935,607	1,405,928	1,113,864	529,679	38%	292,064	26%
Student loans	644,225	568,612	519,489	75,613	13%	49,123	9%
Home loans	53,354	35,814	29,653	17,540	49%	6,161	21%
Total lending products	2,633,186	2,010,354	1,663,006	622,832	31%	347,348	21%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.
Total financial services products were composed of the following:

	December 31,			2025 vs. 2024		2024 vs. 2023
Financial Services Products	2025	2024	2023	Variance	% Change	Variance	% Change
Money(1)	6,791,108	5,094,785	3,374,310	1,696,323	33%	1,720,475	51%
Invest(2)	3,244,143	2,525,059	2,380,641	719,084	28%	144,418	6%
Credit Card	435,722	279,360	245,385	156,362	56%	33,975	14%
Referred loans(3)	149,872	85,205	55,231	64,667	76%	29,974	54%
Relay	6,687,259	4,636,755	3,336,868	2,050,504	44%	1,299,887	39%
At Work	163,411	113,917	87,035	49,494	43%	26,882	31%
Crypto(2)(4)	63,441	—	—	—	n/m	—	n/m
Total financial services products(2)	17,534,956	12,735,081	9,479,470	4,799,875	38%	3,255,611	34%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)In the fourth quarter of 2023, we transferred the crypto services provided by SoFi Digital Assets, LLC, and began closing existing digital assets accounts and removing the account from Invest products. This process was completed in the first quarter of 2024. During 2025, we returned to crypto investing with the launch of SoFi Crypto.
(3)Limited to loans wherein we provide third party fulfillment services as part of our Loan Platform Business.
(4)Product counts for Crypto for the fourth quarter of 2025 reflect activity from our product launch on December 22, 2025 through December 31, 2025 and are therefore not representative of a full quarter of performance.
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

SoFi Technologies, Inc.

spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for other products and solutions for which the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

Technology Platform Accounts
In Millions

	December 31,			2025 vs. 2024	2024 vs. 2023
	2025	2024	2023	% Change	% Change
Total accounts(1)	128,461,873	167,713,818	145,425,391	(23)%	15%
___________________
(1)Includes the impact from a large client which fully transitioned off the platform prior to December 31, 2025.

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
Origination Volume
Our Lending segment is our largest segment, comprising 51%, 56% and 65% of total net revenue during the years ended December 31, 2025, 2024 and 2023, respectively. We are dependent upon the addition of new members and new activity from existing members to generate origination volume, which we believe is a contributor to Lending segment net revenue. We believe we have a high-quality loan portfolio, as indicated by our Lending segment weighted average origination FICO score of 749 during the year ended December 31, 2025.
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
Operating as a Bank
A key element of our long-term strategy included securing a national bank charter, which we acquired in the first quarter of 2022 and began operating SoFi Bank (formerly Golden Pacific), and SoFi Technologies became a bank holding company. Operating as a bank allows for expanded access to multiple channels of funding, including deposits through SoFi Bank and borrowing capacity through the FHLB and Federal Reserve, which provides increased optionality in sourcing liquidity through different environments and periods of capital markets volatility, as well as increases our flexibility to capture additional net interest margin and optimize returns. Since acquiring our bank license, we have shifted and continue to expect our funding mix to be primarily deposit funding, which generally has a lower cost of funds than warehouse financing.
See Part I, Item 1. “Company Overview—SoFi Bank” and “Government Supervision and Regulation” for a discussion of the key expected financial benefits to us of operating a national bank and discussion of supervision and regulation to which we are subject. See Part I, Item 1A. “Risk Factors” for discussion of certain potential risks related to being a bank holding company.
Industry Trends and General Economic Conditions
Our results of operations have historically been resilient to economic downturns but in the future may be impacted by the strength of the overall economy and its effect on key performance drivers such as unemployment, inflation and consumer spending. As general economic conditions improve or deteriorate, the amount of consumer disposable income tends to fluctuate, which in turn impacts consumer spending levels and the willingness of consumers to take out loans to finance purchases or invest in financial assets. Specific economic factors, such as interest rate levels, changes in monetary and related policies, unemployment rates, inflation and consumer confidence, may also influence consumer spending, saving, investing and borrowing patterns. Liquidity and robustness of capital markets may influence both benchmark interest rates and credit spreads, thereby similarly influencing consumer behavior.
The Federal Reserve decreased the benchmark interest rate in September, October and December 2025, each time by 0.25%. Markets are currently pricing in some degree of continued easing over 2026, although the timing of such cuts will be largely determined by the combination of inflation persistence, labor market softness, and the political and leadership dynamics of the Federal Reserve. Stubborn inflation could cause rising interest rates and unfavorably impact demand for refinancing loan products. In addition, if interest rates were to rise unexpectedly or too quickly, or macroeconomic conditions deteriorate, it could have a negative impact on the overall economic growth and the state of the consumer.

SoFi Technologies, Inc.

Economic and market volatility may also adversely impact our liquidity, results of operations and financial condition. We have continued to see strong demand for our deposits as a result of our competitive interest rate offering and access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. Our credit trends continued to be strong in 2025 after seeing delinquencies peak over one year ago in the first quarter of 2024. Annualized charge-off rates decreased year-over-year across several portfolios, reflecting improvements in overall credit quality. Changes or uncertainty persists with respect to the U.S. presidential administration, governmental policies and regulations, and evolving priorities and guidance, and may adversely impact our members, our technology platform clients, our counterparties, and our operations, earnings and capital. Negative changes to macroeconomic conditions may result in decreased demand for our products, increased operating costs and negatively impact our results of operations.
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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	December 31, 2025	September 30, 2025	December 31, 2025	September 30, 2025
Weighted average coupon rate(1)	13.11%	13.11%	5.87%	5.89%
Weighted average annual default rate	4.46%	4.33%	0.68%	0.67%
Weighted average conditional prepayment rate	26.87%	26.90%	11.21%	11.27%
Weighted average discount rate	4.46%	4.55%	3.89%	3.90%
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the fourth quarter of 2025 relative to the third quarter of 2025, we observed the following trends:
•The weighted average coupon rate on personal loans was flat, which reflects the impacts of increased originations and rate reduction passed on to borrowers related to benchmark rate reductions during the fourth quarter.
•The weighted average conditional prepayment rate on student loans decreased by 6 bps, reflecting the impact of expected changes in prepayments.
•The weighted average discount rates on personal loans and student loans decreased by 9 bps and 1 basis point, respectively. For personal loans, our discount rate assumptions decreased in the fourth quarter due to benchmark interest rates declining by 8 bps, along with credit spreads tightening by 1 basis point. For student loans, our discount rate assumptions decreased in the fourth quarter due to credit spreads tightening by 6 bps, partially offset by benchmark interest rates increasing by 5 bps. Credit spread changes are indicated by asset-backed security and secondary markets.
•Annualized net charge-off rates on personal loans in the fourth quarter of 2025 were 2.80%, which remained lower than the assumed weighted average default rates in our fair value model of 4.46%. Personal loan charge-offs during each of the quarters of 2025 were impacted by delinquent loan sales of $359.9 million of aggregate unpaid principal balance. Annualized net charge-off rates on student loans in the fourth quarter of 2025 of 0.76% were higher than the assumed weighted average default rates in our fair value model of 0.68%. The increase in the student loan net charge-off rate was primarily a result of strategically repurchased certain seasoned loans during 2025 that had a higher charge-off rate, in line with our expectations. Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30 days, 60 days and 90 days past due.
The combination of these and other factors, including in period originations, resulted in fair value gains recognized on our student loans portfolio and fair value losses on our personal loans portfolio during the fourth quarter of 2025.

SoFi Technologies, Inc.

Student Lending
We expect we may continue to see an increase in student loan refinancing volume as borrowers may look to refinance to either a lower rate if interest rates continue to decline or extend the loan term given the high interest rate environment compared to recent historical periods. However, we expect that the timing and impact to our student loan refinancing product will largely depend on other factors, including executive actions by the U.S. presidential administration, the interest rate environment and how competitive our student loan refinancing products are compared to our competitors and macroeconomic factors.
Changes in law, regulations or governmental policies related to federal or private student loans could impact demand for our student loan products and our business in ways that are difficult to predict. For example, in the past, the government has provided relief measures for federal student loan borrowers, including, among others, a federal student loan payment moratorium and debt forgiveness measures. While student loan repayments resumed in October 2023 for certain federal student loans, in May 2025, defaulted borrowers risked garnished wages, seized tax refunds, and reduced Social Security benefits (although these involuntary collections were delayed in January 2026). In July 2025, the One Big Beautiful Bill Act (Pub. L. No. 119-21) (“OBBB”) was signed into law, which among other provisions, eliminates Grad PLUS loans and imposes lower borrowing limits and restrictions on Parent PLUS loans, starting in July 2026, and establishes new repayment assistance plans. In August 2025, the Department of Education issued proposed rules that would narrow employer eligibility under the Public Service Loan Forgiveness program. We expect these changes could lead to incremental opportunities for SoFi’s student loan products; however, all such outcomes are highly uncertain.

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
Noninterest Expense
Noninterest expense primarily relates to the following categories of expenses: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative. Certain costs are included within each of these line items, such as compensation and benefits-related expense (inclusive of share-based compensation expense), professional services, depreciation and amortization, and occupancy-related costs. We allocate certain costs to each of these categories based on department-level headcounts. We generally expect these expenses to increase in absolute dollars as our business continues to grow. Noninterest expense also includes goodwill impairment, related to the Technology Platform reporting unit in 2023.

SoFi Technologies, Inc.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net interest income	$2,218,956	$1,716,481	$1,261,740	$502,475	29%	$454,741	36%
Total noninterest income	1,394,398	958,378	861,049	436,020	45%	97,329	11%
Total net revenue	3,613,354	2,674,859	2,122,789	938,495	35%	552,070	26%
Provision for credit losses	30,319	31,712	54,945	(1,393)	(4)%	(23,233)	(42)%
Total noninterest expense	3,057,178	2,409,802	2,369,002	647,376	27%	40,800	2%
Income (loss) before income taxes	525,857	233,345	(301,158)	292,512	125%	534,503	n/m
Income tax (expense) benefit	(44,537)	265,320	416	(309,857)	n/m	264,904	n/m
Net income (loss)	$481,320	$498,665	$(300,742)	$(17,345)	(3)%	$799,407	n/m

SoFi Technologies, Inc.

Net Interest Income
The table below presents average balance and interest information for each major category of interest-earning assets and interest-bearing liabilities, along with net interest income and net interest margin.
Average Balances and Net Interest Earnings Analysis

	Year Ended December 31,
	2025			2024			2023
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,115,010	$115,661	3.71%	$2,814,098	$133,686	4.75%	$2,172,013	$91,312	4.20%
Investment securities	2,354,919	119,043	5.06	1,412,821	79,338	5.62	541,590	25,096	4.63
Loans	32,443,566	3,140,495	9.68	25,360,067	2,594,793	10.23	18,733,812	1,934,659	10.33
Total interest-earning assets	37,913,495	3,375,199	8.90	29,586,986	2,807,817	9.49	21,447,415	2,051,067	9.56
Total noninterest-earning assets	4,033,049			3,305,102			2,920,982
Total assets	$41,946,544			$32,892,088			$24,368,397
Liabilities, Temporary Equity and Permanent Equity
Interest-bearing liabilities:
Demand deposits	$2,323,852	$12,942	0.56%	$2,167,328	$45,117	2.08%	$2,214,794	$51,673	2.33%
Savings deposits	26,663,292	962,371	3.61	18,385,550	782,205	4.25	8,481,895	359,444	4.24
Time deposits	874,108	38,730	4.43	2,060,959	102,832	4.99	1,958,002	96,703	4.94
Total interest-bearing deposits	29,861,252	1,014,043	3.40	22,613,837	930,154	4.11	12,654,691	507,820	4.01
Warehouse facilities	1,667,619	88,471	5.31	1,555,603	97,781	6.29	3,142,096	192,987	6.14
Securitization debt	62,650	2,163	3.45	188,855	7,197	3.81	751,869	36,853	4.90
Other debt(2)	1,757,991	51,566	2.93	1,782,732	56,204	3.15	1,638,748	51,526	3.14
Total debt	3,488,260	142,200	4.08	3,527,190	161,182	4.57	5,532,713	281,366	5.09
Residual interests classified as debt	549	—	—	2,495	—	—	12,301	141	1.15
Total interest-bearing liabilities	33,350,061	1,156,243	3.47	26,143,522	1,091,336	4.17	18,199,705	789,327	4.34
Total noninterest-bearing liabilities	923,992			753,979			622,472
Total liabilities	34,274,053			26,897,501			18,822,177
Total temporary equity	—			123,221			320,374
Total permanent equity	7,672,491			5,871,366			5,225,846
Total liabilities, temporary equity and permanent equity	$41,946,544			$32,892,088			$24,368,397

Net interest income(3)		$2,218,956			$1,716,481			$1,261,740
Net interest margin(4)			5.85%			5.80%			5.88%
___________________
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
2025 vs. 2024. Net interest income increased by $502.5 million, or 29%, during the year ended December 31, 2025 compared to the year ended December 31, 2024, and net interest margin increased by 5 basis points. Average interest-earning assets increased by 28% and average yields decreased by 59 basis points overall, while average interest-bearing liabilities increased by 28% and the average cost of interest-bearing liabilities decreased by 70 basis points.
The increases in net interest income were primarily driven by (i) higher interest income from personal loans and student loans of $539.9 million, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods, (ii) higher interest income from investment securities of $39.7 million primarily

SoFi Technologies, Inc.

attributable to higher average balances, and (iii) lower interest expense on warehouse facilities of $9.3 million primarily attributable to lower rates. These items were partially offset by (i) higher interest expense on deposits of $83.9 million, primarily attributable to higher average balances, (ii) lower interest income on interest-bearing deposits with banks of $18.0 million primarily attributable to lower rates.
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
The increases in net interest income were primarily driven by (i) higher interest income from personal loans and student loans of $602.1 million, which was primarily a function of increases in the average balance and origination volume, as well as longer loan holding periods, (ii) higher interest income from investment securities of $54.2 million primarily attributable to higher average balances, (iii) higher interest income from interest-bearing deposits with banks of $42.4 million, primarily attributed to higher average balances, and (iv) lower interest expense on warehouse facilities and securitizations of $124.9 million primarily attributable to lower average balances, which is reflective of our continued funding mix shift towards deposit funding. These items were partially offset by higher interest expense on deposits of $422.3 million primarily attributable to higher average balances.
Analysis of Changes in Net Interest Income
The following table presents year-over-year changes in net interest income and the extent to which the variances are attributable to changes in the volume of our interest-earning assets and interest-bearing liabilities or changes in the interest rates related to these assets and liabilities:

	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to Change in(1):			Increase (Decrease) Due to Change in(1):
($ in thousands)	Volume	Rate	Total Variance	Volume	Rate	Total Variance
Interest income:
Interest-bearing deposits with banks	$11,173	$(29,198)	$(18,025)	$30,503	$11,871	$42,374
Investment securities	47,624	(7,919)	39,705	48,924	5,318	54,242
Loans	685,673	(139,971)	545,702	677,986	(17,852)	660,134
Total interest income	$744,470	$(177,088)	$567,382	$757,413	$(663)	$756,750

Interest expense:
Demand deposits	$872	$(33,047)	$(32,175)	$(988)	$(5,568)	$(6,556)
Savings deposits	298,772	(118,606)	180,166	421,347	1,414	422,761
Time deposits	(52,588)	(11,514)	(64,102)	5,137	992	6,129
Interest-bearing deposits	247,056	(163,167)	83,889	425,495	(3,161)	422,334
Warehouse facilities	5,942	(15,252)	(9,310)	(99,723)	4,517	(95,206)
Securitization debt	(4,358)	(676)	(5,034)	(21,456)	(8,200)	(29,656)
Other debt	(726)	(3,912)	(4,638)	4,539	139	4,678
Debt	858	(19,840)	(18,982)	(116,639)	(3,545)	(120,184)
Residual interests classified as debt	—	—	—	—	(141)	(141)
Total interest expense	$247,914	$(183,007)	$64,907	$308,856	$(6,847)	$302,009
Net interest income	$496,556	$5,919	$502,475	$448,557	$6,184	$454,741
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

SoFi Technologies, Inc.

Loan Maturity Schedule
The following table presents the maturities of our loan portfolio, as well as the separate presentation of the total amount of loans in each loan category that are due after one year that have variable rates and fixed rates:

	As of December 31, 2025(1)
($ in thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Loan Portfolio:
Personal loans	$427,194	$15,116,411	$4,699,612	$—	$20,243,217
Student loans	35,228	1,664,560	8,112,999	3,062,653	12,875,440
Home loans	—	—	121,693	1,011,636	1,133,329
Secured loans	—	169,729	702,524	—	872,253
Credit card(2)	501,327	—	—	—	501,327
Commercial and consumer banking	4,576	1,265	10,577	159,523	175,941
Total loans	$968,325	$16,951,965	$13,647,405	$4,233,812	$35,801,507
Loans with variable rates:
Personal loans		$5	$—	$—	$5
Student loans		17,788	133,480	23,895	175,163
Home loans		—	—	8,132	8,132
Commercial and consumer banking		25	4,992	149,660	154,677
Total loans		$17,818	$138,472	$181,687	$337,977
Loans with fixed rates:
Personal loans		$15,116,406	$4,699,612	$—	$19,816,018
Student loans		1,646,772	7,979,519	3,038,758	12,665,049
Home loans		—	121,693	1,003,504	1,125,197
Secured loans		169,729	702,524	—	872,253
Commercial and consumer banking		1,240	5,585	9,863	16,688
Total loans		$16,934,147	$13,508,933	$4,052,125	$34,495,205
__________________
(1)Maturities presented are based upon the contractual terms of the loans. Amounts represent unpaid principal balance of loans outstanding at period end.
(2)Due to the revolving nature of credit cards, we report all of our credit card balances as due within one year.
Noninterest Income
The following table presents the components of our total noninterest income:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Loan origination, sales, securitizations and servicing	$242,947	$278,114	$409,140	$(35,167)	(13)%	$(131,026)	(32)%
Technology products and solutions	360,903	350,810	323,972	10,093	3%	26,838	8%
Loan platform fees	575,911	141,608	33,602	434,303	307%	108,006	321%
Other	214,637	187,846	94,335	26,791	14%	93,511	99%
Total noninterest income	$1,394,398	$958,378	$861,049	$436,020	45%	$97,329	11%

Total noninterest income increased by $436.0 million, or 45%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, as described below.
Loan Origination, Sales, Securitizations and Servicing
2025 vs. 2024. Loan origination, sales, securitizations and servicing decreased by $35.2 million, or 13%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was driven primarily by losses during the 2025 period compared to gains in the 2024 period on interest rate swap positions primarily related to student loans and personal loans, lower fair value gains on personal loans and net higher personal and student loan write-offs. These decreases were partially offset by higher fair value gains on student loans, higher origination fees and higher fair value gains on home loans in the 2025 period primarily impacted by increased loan origination volume.

SoFi Technologies, Inc.

2024 vs. 2023. Loan origination, sales, securitizations and servicing decreased by $131.0 million, or 32%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was driven primarily by higher personal and student loan net charge-offs of $172.5 million, primarily driven by growth in the portfolios and elevated charge off rates, lower fair value gains on personal loans, which were primarily impacted by smaller decreases in discount rate assumptions during 2024, lower fair value gains on student loans, which were primarily impacted by higher discount rate assumptions, and gains on student loan, personal loan and risk retention interest rate swap positions during 2024 compared to losses in 2023, primarily driven by larger increases in interest rates in the 2024 period. Partially offsetting these decreases were higher origination fees primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate.
Technology Products and Solutions
2025 vs. 2024. Technology products and solutions increased by $10.1 million, or 3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by increased processing and service arrangement activity among our integrated technology solutions clients. During 2025, a large client fully transitioned off the platform.
2024 vs. 2023. Technology products and solutions increased by $26.8 million, or 8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven by increased processing and service arrangement activity among our integrated technology solutions clients as well as account growth.
Loan Platform Fees and Related Servicing
2025 vs. 2024. Loan platform fees and related servicing increased $430.8 million, or 274%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase reflects a full year of Loan Platform Business originations during 2025 compared to the prior year period when the business was fully launched in the third quarter of 2024.
2024 vs. 2023. Loan platform fees and related servicing increased $121.4 million, or 337%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by growth in our Loan Platform Business which was fully launched in the third quarter of 2024.
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Loan platform fees(1)	$575,911	$141,608	$33,602	$434,303	307%	$108,006	321%
Servicing(2)	12,347	15,825	2,464	(3,478)	(22)%	13,361	542%
Loan platform fees and servicing, total noninterest income	$588,258	$157,433	$36,066	$430,825	274%	$121,367	337%
___________________
(1)Recorded within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss), and the Financial Services reportable segment.
(2)Recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss), and the Lending reportable segment. Amounts reflect revenue from our servicing agreements on loans which we did not originate, excluding the impacts of changes in fair value inputs and assumptions on related servicing rights as they were immaterial for all periods presented.
Other
2025 vs. 2024. Other noninterest income increased $26.8 million, or 14%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by higher interchange income as a result of an increase in spending volumes across SoFi Money and Credit Card and brokerage income, partially offset by gains on extinguishment of debt during 2024.
2024 vs. 2023. Other noninterest income increased $93.5 million, or 99%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by gains on extinguishment of debt and an increase in interchange income.

SoFi Technologies, Inc.

Provision for Credit Losses

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Credit Card	$30,898	$31,599	$54,267	$(701)	(2)%	$(22,668)	(42)%
Commercial and consumer banking	(579)	113	678	(692)	n/m	(565)	(83)%
Total	$30,319	$31,712	$54,945	$(1,393)	(4)%	$(23,233)	(42)%
2025 vs. 2024. The provision for credit losses was $30.3 million for the year-ended December 31, 2025, reflecting net charge-offs of $26.0 million and an allowance increase of $4.3 million. Net charge-offs of $26.1 million decreased $13.7 million compared to the year ended December 31, 2024, driven by lower credit card charge-offs primarily due to an improved delinquency rate as a result of tighter underwriting standards and risk mitigation actions. The allowance increase of $4.3 million primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio.
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
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

	December 31,
($ in thousands)	2025	2024
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$50,934	$46,684
Total loans held for investment, at amortized cost outstanding(1)	$1,549,521	$1,285,910
Ratio(2)	3.29%	3.63%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The decrease in the ratio was primarily attributable to improved credit quality in credit card and an increase of $67.5 million in secured loans.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	December 31, 2025		December 31, 2024
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$49,205	32%	$44,350	26%
Commercial and consumer banking	1,729	12%	2,334	12%
Secured loans(2)	—	56%	—	62%
Total	$50,934	100%	$46,684	100%
__________________

SoFi Technologies, Inc.

(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of December 31, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.
Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Year Ended December 31,
	2025			2024			2023
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)	Ratio(5)
Personal loans	$19,800,548	$566,709	2.86%	$16,426,053	$581,370	3.54%	$12,638,807	$432,706	3.42%
Student loans	10,772,729	78,090	0.72%	7,414,829	47,097	0.64%	5,641,787	25,048	0.44%
Home loans	541,650	—	—%	77,912	—	—%	78,554	—	—%
Secured loans	802,245	—	—%	1,024,275	—	—%	26,291	—	—%
Credit card	364,326	26,043	7.15%	274,093	39,634	14.46%	238,832	40,992	17.16%
Commercial and consumer banking	162,068	26	0.02%	142,905	89	0.06%	109,541	46	0.04%
Total loans	$32,443,566	$670,868	2.07%	$25,360,067	$668,190	2.63%	$18,733,812	$498,792	2.66%
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
(4)Excludes the impact of delinquent personal loan sales during the years ended December 31, 2025 and 2024. These loans were sold prior to charge-off during the years ended December 31, 2025 and 2024 and otherwise would have been charged off as of December 31, 2025 and 2024 consistent with our policy. See Note 4. Loans to the Notes to Consolidated Financial Statements for additional information.
(5)Net charge-off ratio is calculated as net charge-offs divided by average loans.

2025 vs. 2024. For the year ended December 31, 2025, the total net charge-off ratio was 2.07%, a decrease of 56 bps compared with the year ended December 31, 2024, and total net charge-offs were $670.9 million, an increase of $2.7 million over the comparable period. The decrease in the total net charge-off ratio was primarily due to a lower credit card net charge-off ratio reflective of improvement in delinquency rates (total credit card delinquency rate was 3.5%, down approximately 130 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions, as well as lower personal loans net charge-off ratio reflective of improvement in delinquency rates (total personal loan delinquency rate was 52 bps, down approximately 4 bps from the comparative period). The total net charge-off ratio decrease was partially offset by an increase in the student loan net charge-off ratio primarily driven by the repurchase of certain seasoned loans during 2025 that had a higher charge-off rate, in line with our expectations. While the student loan charge-off ratio increased during the period, the delinquency rate was relatively in line with the prior year period, reflecting overall stable credit quality of the overall portfolio.
The increase in total net charge-offs was $2.7 million, driven by higher student loan net charge-offs of $31.0 million primarily reflecting an increase in average loans of 45%, partially offset by lower personal loan and credit card net charge-offs of $14.7 million and $13.6 million, respectively.
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

SoFi Technologies, Inc.

In addition, charge-off ratios for personal loans and student loans were higher year over year, by 12 bps and 20 bps, respectively, which partially offset the improvement in the total net charge-off ratio. These increases reflect growth in our portfolios, seasoning of vintages and credit normalization, along with the impact of the end of the student loan payment moratorium on August 30, 2023.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Technology and product development	$648,332	$551,787	$511,419	$96,545	17%	$40,368	8%
Sales and marketing	1,095,412	796,293	719,400	299,119	38%	76,893	11%
Cost of operations	608,998	461,633	379,998	147,365	32%	81,635	21%
General and administrative	704,436	600,089	511,011	104,347	17%	89,078	17%
Goodwill impairment	—	—	247,174	—	n/m	(247,174)	(100)%
Total noninterest expense	$3,057,178	$2,409,802	$2,369,002	$647,376	27%	$40,800	2%
Total noninterest expense increased by $647.4 million, or 27%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, as described below.
Technology and product development
2025 vs. 2024. Technology and product development expenses increased $96.5 million, or 17% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and amortization of internally-developed software.
2024 vs. 2023. Technology and product development expenses increased $40.4 million, or 8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by higher amortization of purchased and internally developed software, and tools and subscriptions costs reflective of continued investments in technology.
Sales and marketing
2025 vs. 2024. Sales and marketing expenses increased $299.1 million, or 38%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by increases in advertising and marketing expenditures, as well as higher lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings.
2024 vs. 2023. Sales and marketing expenses increased $76.9 million, or 11%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by increases in direct member incentives, advertising and marketing expenditures, and lead generation costs primarily related to our Lending and Financial Services segments.
Cost of operations
2025 vs. 2024. Cost of operations expenses increased $147.4 million, or 32%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by: (i) loan origination and servicing expenses, (ii) higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, (iii) product fulfillment costs which included debit card fulfillment services, primarily related to our SoFi Money product, and (iv) professional services costs.
2024 vs. 2023. Cost of operations expenses increased $81.6 million, or 21%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by increases in professional services costs and an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our SoFi Money product, as well as payment processing network association fees associated with increased activity on our technology platform.

SoFi Technologies, Inc.

General and administrative
2025 vs. 2024. General and administrative expenses increased $104.3 million, or 17%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth.
2024 vs. 2023. General and administrative expenses increased $89.1 million, or 17%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, increases in professional services costs and amortization of premiums on a credit default swap related to our student loans during the 2024 period.
Income Taxes
The income tax expense for the year ended December 31, 2025 was $44.5 million, primarily attributable to the Company’s profitability, partially offset by tax benefits for stock compensation. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements for additional information. On July 4, 2025, the OBBB was enacted into law, which included certain modifications to U.S. tax law. The enacted portions of the OBBB have not had a material impact on the Company's results of operations in 2025.
Our income tax benefit in 2024 primarily due to the release in the fourth quarter of a $258.4 million valuation allowance against certain deferred tax assets based on our reassessment of their realizability. The timing of this valuation allowance release was primarily due to our cumulative income combined with projections of continued profitability. Management defines cumulative income as the most recent three years of pre-tax income when adjusted for certain non-recurring, non-taxable, or non-deductible transactions.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. As noted above, in 2024 we released a significant portion of our valuation allowance. During the year ended December 31, 2025, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements.

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

SoFi Technologies, Inc.

The following table sets forth selected segment-level data:

	December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	Change	% Change	Change	% Change
Lending
Total net revenue	$1,848,949	$1,485,222	$1,370,621	$363,727	24%	$114,601	8%
Directly attributable expenses	(810,106)	(588,507)	(513,073)	(221,599)	38%	(75,434)	15%
Contribution profit	1,016,900	890,543	823,273	126,357	14%	67,270	8%
Technology Platform
Total net revenue	$450,211	$395,178	$352,340	$55,033	14%	$42,838	12%
Directly attributable expenses	(305,798)	(268,223)	(257,554)	(37,575)	14%	(10,669)	4%
Contribution profit	144,413	126,955	94,786	17,458	14%	32,169	34%
Financial Services
Total net revenue	$1,542,016	$821,511	$436,515	$720,505	88%	$384,996	88%
Provision for credit losses	(30,329)	(31,659)	(54,945)	1,330	(4)%	23,286	(42)%
Directly attributable expenses	(718,778)	(482,845)	(381,832)	(235,933)	49%	(101,013)	26%
Contribution profit (loss)	792,909	307,007	(262)	485,902	158%	307,269	n/m
Reportable segments total
Total net revenue	$3,841,176	$2,701,911	$2,159,476	$1,139,265	42%	$542,435	25%
Provision for credit losses	(30,329)	(31,659)	(54,945)	1,330	(4)%	23,286	(42)%
Directly attributable expenses	(1,834,682)	(1,339,575)	(1,152,459)	(495,107)	37%	(187,116)	16%
Contribution profit	1,954,222	1,324,505	917,797	629,717	48%	406,708	44%
Lending Segment
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment.

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net interest income	$1,606,032	$1,207,226	$960,773	$398,806	33%	$246,453	26%
Noninterest income	242,917	277,996	409,848	(35,079)	(13)%	(131,852)	(32)%
Total net revenue	1,848,949	1,485,222	1,370,621	363,727	24%	114,601	8%
Servicing rights – change in valuation inputs or assumptions(1)	(22,013)	(6,280)	(34,700)	(15,733)	251%	28,420	(82)%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	70	108	425	(38)	(35)%	(317)	(75)%
Directly attributable expenses:
Direct advertising	(327,747)	(218,566)	(183,885)	(109,181)	50%	(34,681)	19%
Lead generation	(184,542)	(149,481)	(115,388)	(35,061)	23%	(34,093)	30%
Compensation and benefits	(166,239)	(126,394)	(119,266)	(39,845)	32%	(7,128)	6%
Loan origination and servicing costs	(84,215)	(51,415)	(46,241)	(32,800)	64%	(5,174)	11%
Professional services	(13,041)	(11,957)	(9,592)	(1,084)	9%	(2,365)	25%
Intercompany technology platform expenses	(2,078)	(2,706)	(948)	628	(23)%	(1,758)	185%
Other(3)	(32,244)	(27,988)	(37,753)	(4,256)	15%	9,765	(26)%
Directly attributable expenses	(810,106)	(588,507)	(513,073)	(221,599)	38%	(75,434)	15%
Contribution profit	$1,016,900	$890,543	$823,273	$126,357	14%	$67,270	8%
Adjusted net revenue — Lending(4)	$1,827,006	$1,479,050	$1,336,346	$347,956	24%	$142,704	11%
__________________
(1)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. Moreover, these non-cash charges, which are recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss), are unrealized during the period and, therefore, have no impact on our cash flows from operations.
(2)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated securitization VIEs by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These residual debt obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive

SoFi Technologies, Inc.

income (loss), but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business.
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
Net interest income
2025 vs. 2024. Net interest income in our Lending segment increased by $398.8 million, or 33%, for the year ended December 31, 2025 compared to 2024. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $3.1 billion (20%) and $3.1 billion (43%), respectively, combined with higher weighted average interest rates on student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume and longer loan holding periods.
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
Noninterest income
Noninterest income in our Lending segment decreased by $35.1 million, or 13%, for the year ended December 31, 2025 compared to 2024, and decreased by $131.9 million, or 32%, for the year ended December 31, 2024 compared to 2023. For both periods, the change was primarily attributable to lower loan origination, sales, securitizations and servicing income.
Loan Originations, Sales, Securitizations and Servicing
The following table presents the components of noninterest income—loan origination, sales, securitizations and servicing:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$603,719	$199,464	$689,956	$404,255	203%	$(490,492)	(71)%
Economic derivative hedges of loan fair values	(165,542)	331,477	(11,258)	(497,019)	n/m	342,735	n/m
Loan origination fees	429,621	377,277	134,399	52,344	14%	242,878	181%
Loan write-off expense – whole loans(2)	(645,006)	(627,696)	(455,194)	(17,310)	3%	(172,502)	38%
Other(3)	20,152	(2,505)	51,103	22,657	n/m	(53,608)	n/m
Loan origination, sales, securitizations and servicing noninterest income	$242,944	$278,017	$409,006	$(35,073)	(13)%	$(130,989)	(32)%
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
(2)For the years ended December 31, 2025, 2024 and 2023, includes gross write-offs of $756.7 million, $730.1 million and $533.3 million, respectively. Total recoveries were $111.7 million, $102.4 million and $78.1 million, respectively, of which $81.3 million, $78.8 million and $53.7 million, respectively, were captured via loan sales to a third-party collection agency.
(3)Includes changes in fair value of servicing rights, gains (losses) on IRLCs and interest rate caps and the (expense) benefit associated with our estimated loan repurchase obligation. See Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements for additional information.
2025 vs. 2024. The decrease in loan origination, sales, securitizations and servicing income of $35.1 million, or 13%, was primarily driven by: (i) losses during the 2025 period compared to gains in the 2024 period on interest rate swap positions primarily related to student loans and personal loans ($479.4 million), and (ii) net higher loan write-offs in the 2025 period ($17.3 million), which were related to student and personal loans.

SoFi Technologies, Inc.

These decreases were partially offset by: (i) higher fair value gains on student loans primarily impacted by a larger decrease in discount rate assumptions as well as increased loan origination volume ($292.4 million), (ii) higher fair value gains on home loans in the 2025 period primarily impacted by increased loan origination volume ($86.5 million), and (iii) higher origination fees ($52.3 million) primarily related to a product feature offered on personal loans, whereby a borrower may optionally elect to pay origination fees to qualify for a lower annual percentage rate, as well as home loans.
2024 vs. 2023. The decrease in loan origination, sales, securitizations and servicing income of $131.0 million, or 32%, was primarily driven by: (i) higher personal loan as well as student loan write-offs in the 2024 period, primarily driven by higher loan origination volume, longer loan holding periods and elevated charge off rates during 2024 ($170.7 million); (ii) a net decrease of $111.0 million related to the following: lower fair value gains on personal loans, which were primarily impacted by smaller decreases in discount rate assumptions during 2024 ($371.2 million); lower fair value gains on student loans, which were primarily impacted by higher discount rate assumptions ($77.7 million); and gains on student loan, personal loan and risk retention interest rate swap positions during 2024 compared to losses in 2023, primarily driven by larger increases in interest rates in the 2024 period ($337.9 million); and (iii) higher losses of $66.1 million on personal loan sales in the 2024 period, and were due to both price and volume factors, as well as delinquent loan sales in the 2024 period only.
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
The table below presents information related to our loan servicing assets:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Servicing income recognized
Personal loans	$130,195	$90,918	$24,074	$39,277	43%	$66,844	278%
Student loans	16,239	22,811	25,174	(6,572)	(29)%	(2,363)	(9)%
Home loans	18,815	17,347	15,161	1,468	8%	2,186	14%
Servicing rights fair value change
Personal loans	$54,416	$153,952	$28,839	$(99,536)	(65)%	$125,113	434%
Student loans	(20,113)	(7,678)	(4,929)	(12,435)	162%	(2,749)	56%
Home loans	1,747	15,385	6,705	(13,638)	(89)%	8,680	129%
Directly attributable expenses
2025 vs. 2024. Lending segment directly attributable expenses increased by $221.6 million, or 38%, for the year ended December 31, 2025 compared to 2024, primarily due to: (i) an increase in direct advertising primarily related to online, digital and direct mail advertising, (ii) an increase in allocated compensation and related benefits, which reflected increases in headcount in 2025 to support growth in the Lending segment, (iii) an increase in expense related to personal loan lead generation channels, and (iv) an increase in loan origination and servicing costs, which correspond with increased loan origination volume.
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

SoFi Technologies, Inc.

Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and Part I, Item 1. “Our Reportable Segments” for further discussion of this measure as it relates to our Lending segment.
In the table below, we present certain metrics and financial information related to our Lending segment:

	December 31,			2025 vs. 2024		2024 vs. 2023
Metric	2025	2024	2023	Change	% Change	Change	% Change
Total products (number, as of period end)	2,633,186	2,010,354	1,663,006	622,832	31%	347,348	21%
Origination volume ($ in thousands, during period)
Personal loans(1)	$27,495,534	$17,614,985	$13,801,065	$9,880,549	56%	$3,813,920	28%
Student loans	5,537,934	3,780,752	2,630,040	1,757,182	46%	1,150,712	44%
Home loans	3,388,995	1,820,213	997,492	1,568,782	86%	822,721	82%
Total	$36,422,463	$23,215,950	$17,428,597	$13,206,513	57%	$5,787,353	33%
Loans with a balance (number, as of period end)(2)	1,744,115	1,257,965	1,009,433	486,150	39%	248,532	25%
Average loan balance ($, as of period end)(2)
Personal loans	$25,810	$25,377	$24,223	$433	2%	$1,154	5%
Student loans(3)	43,371	42,960	44,683	411	1%	(1,723)	(4)%
Home loans	243,916	279,321	284,289	(35,405)	(13)%	(4,968)	(2)%
_________________
(1)Inclusive of origination volume related to our Loan Platform Business. For the years ended December 31, 2025 and 2024, we originated $11.0 billion and $2.1 billion, respectively, of personal loans on behalf of third parties. We did not originate any loans on behalf of third parties during 2023.
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
Personal Loans. During the year ended December 31, 2025, total personal loan origination volume increased by 56% relative to 2024, inclusive of an $8.9 billion increase related to personal loans originated on behalf of third parties in support of our Loan Platform Business which we expanded starting in the second half of 2024. Demand from our Loan Platform Business has continued to increase as partners seek to leverage our customer acquisition and operational capabilities to originate loans at scale, as well as increased demand driven by expanded advertising and marketing efforts.
During the year ended December 31, 2024, personal loan origination volume increased by 28% relative to 2023, inclusive of a $2.1 billion increase related to personal loans originated on behalf of third parties during the second half of 2024 in support of our Loan Platform Business. Overall increases in origination volume were primarily due to increased demand driven by expanded marketing efforts and increased demand for debt consolidation products in a rising interest rate environment during 2023 that remained elevated into the third quarter of 2024.
Student Loans. During the year ended December 31, 2025, student loan origination volume increased by 46% relative to 2024, as demand for student loan refinancing products continued to increase after the resumption of principal and interest payments in 2024 on federally-held student loans as borrowers looked to refinance at a lower rate, as well as increased interest in loan term extensions given the elevated interest rate environment.

SoFi Technologies, Inc.

During the year ended December 31, 2024, student loan origination volume increased by 44% relative to 2023, as demand for student loan refinancing products increased after the resumption of principal and interest payments on federally-held student loans as borrowers looked to refinance at a lower rate or, given the high interest rate environment, to extend the loan term.
Home Loans. During the year ended December 31, 2025, home loan origination volume increased by 86% relative to 2024. Our home loan origination volume increased notably throughout 2024 and into 2025, aided by the increased capacity and technology and fulfillment capabilities subsequent to our acquisition of Wyndham. During 2024, we began offering fixed rate home equity loans and variable rate HELOCs. Origination volume during 2025 reflected increased demand for home equity loans, which have allowed members to take advantage of the equity that has built up in their homes.
During the year ended December 31, 2024, home loan origination volume decreased by 82% relative to 2023. Our home loan origination volume increased notably beginning in the second quarter of 2023 and throughout 2024, aided by the increased capacity and capabilities subsequent to our acquisition of Wyndham. In addition, interest rates declined in the third quarter of 2024, which tends to raise demand for home loans overall as well as shift demand towards refinance originations from purchase originations.
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
In the table below, we present additional information related to our lending products:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Overall weighted average origination FICO	749	750	749
Personal Loans(1)
Weighted average origination FICO	744	746	745
Weighted average interest rate earned(2)	13.00%	13.34%	13.28%
Interest income recognized	$2,425,576	$2,077,990	$1,600,527
Sales of loans	$12,831,325	$6,595,822	$938,403
Student Loans
Weighted average origination FICO	769	766	770
Weighted average interest rate earned(2)	5.89%	5.73%	5.13%
Interest income recognized	$598,886	$406,546	$281,921
Sales of loans	$376,545	$294,187	$96,678
Home Loans
Weighted average origination FICO	751	755	755
Weighted average interest rate earned(2)	7.78%	7.94%	5.76%
Interest income recognized	$39,996	$6,117	$4,982
Sales of loans	$2,376,087	$1,737,100	$1,029,214
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the years ended December 31, 2025 and 2024, included $10.9 billion and $2.1 billion, respectively, related to loans originated on behalf of third parties. We did not originate any loans on behalf of third parties during 2023.
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
The following table summarizes our current whole loan sales:

	Year Ended December 31,
	2025	2024	2023
Personal loans
Fair value of consideration received:
Cash	$1,588,982	$2,967,487	$567,904
Receivable	—	5,288	—
Servicing assets recognized	98,420	178,919	30,168
Repurchase liabilities recognized	(2,432)	(9,907)	(2,069)
Total consideration	1,684,970	3,141,787	596,003
Aggregate unpaid principal balance and accrued interest of loans sold	1,589,607	2,973,077	567,003
Realized gain	$95,363	$168,710	$29,000
Sale execution(1)(2)	106.2%	106.0%	105.5%
Student loans
Fair value of consideration received:
Cash	$405,538	$310,331	$98,624
Servicing assets recognized	11,221	8,249	2,792
Repurchase liabilities recognized	(38)	(46)	(16)
Total consideration	416,721	318,534	101,400
Aggregate unpaid principal balance and accrued interest of loans sold	393,579	303,578	99,916
Realized gain	$23,142	$14,956	$1,484
Sale execution(1)	105.9%	104.9%	101.5%
Home loans
Fair value of consideration received:
Cash	$2,417,586	$1,750,711	$1,022,600
Servicing assets recognized	18,310	14,675	10,184
Repurchase liabilities recognized	(4,351)	(2,958)	(1,765)
Total consideration	2,431,545	1,762,428	1,031,019
Aggregate unpaid principal balance and accrued interest of loans sold	2,379,280	1,738,036	1,029,623
Realized gain	$52,265	$24,392	$1,396
Sale execution(1)	102.4%	101.6%	100.3%
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
(2)Excludes net origination fees, which are recognized in earnings at the time of origination. Personal loans sold during the year ended December 31, 2025, had related origination fees of $42,733. Sales execution including these origination fees would be 108.8%. Personal loans sold during the year ended December 31, 2024, had related origination fees of $60.5 million. Sales execution including these origination fees would be 108.0%. Personal loans sold during the year ended December 31, 2023, had related origination fees of $4.7 million. Sales execution including these origination fees would be 106.3%.

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales during the years ended December 31, 2025 and 2024. There were no delinquent whole loan sales during the year ended December 31, 2023.

	Year Ended December 31,
	2025	2024
Personal loans
Fair value of consideration received:
Cash	$28,794	$24,228
Servicing assets recognized	25,197	20,259
Repurchase liabilities recognized	(378)	(136)
Total consideration	53,613	44,351
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	378,780	319,738
Realized loss	$(325,167)	$(275,387)
Sale execution(3)	14.3%	13.9%
__________________
(1) For the year ended December 31, 2025, includes $359.9 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. For the year ended December 31, 2024, includes $302.9 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the year ended December 31, 2025, $209.2 million of unpaid principal balance was recorded in prior periods as write down in noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2024, $197.4 million of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of December 31, 2025 and 2024, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
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
Technology Platform Segment
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment.

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net interest income	$1,505	$2,158	$1,514	$(653)	(30)%	$644	43%
Noninterest income	448,706	393,020	350,826	55,686	14%	42,194	12%
Total net revenue	450,211	395,178	352,340	55,033	14%	42,838	12%
Directly attributable expenses:
Compensation and benefits	(187,895)	(152,158)	(151,041)	(35,737)	23%	(1,117)	1%
Product fulfillment	(50,852)	(58,247)	(47,731)	7,395	(13)%	(10,516)	22%
Tools and subscriptions	(37,291)	(28,081)	(26,384)	(9,210)	33%	(1,697)	6%
Professional services	(14,234)	(12,088)	(13,230)	(2,146)	18%	1,142	(9)%
Other(1)	(15,526)	(17,649)	(19,168)	2,123	(12)%	1,519	(8)%
Directly attributable expenses(1)	(305,798)	(268,223)	(257,554)	(37,575)	14%	(10,669)	4%
Contribution profit	$144,413	$126,955	$94,786	$17,458	14%	$32,169	34%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs.
Net interest income
Net interest income in our Technology Platform segment of $1.5 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively, relates to interest income earned on segment cash balances, which we began recording within the Technology Platform segment in the third quarter of 2023. Prior period amounts were determined to be immaterial, and presented within Corporate/Other.

SoFi Technologies, Inc.

Noninterest income
2025 vs. 2024. Noninterest income in our Technology Platform segment increased by $55.7 million, or 14%, for the year ended December 31, 2025 compared to 2024. The increase was primarily attributable to an increase in intercompany revenue of $48.7 million, primarily attributable to increased usage of technology platform services during the 2025 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings. During 2025, a large client fully transitioned off the platform.
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
Directly attributable expenses
2025 vs. 2024. Technology Platform segment directly attributable expenses increased by $37.6 million, or 14%, for the year ended December 31, 2025 compared to 2024, primarily attributable to an increase in allocated compensation and related benefits, which reflected an increase in headcount and increases in average compensation in 2025.
2024 vs. 2023. Technology Platform segment directly attributable expenses increased by $10.7 million, or 4%, for the year ended December 31, 2024 compared to 2023, primarily attributable to an increase in product fulfillment costs, primarily related to payment processing network association fees associated with increased activity on the platform.
Total Accounts
In the table below, we present the total accounts metric related to our Technology Platform segment:

	December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Total accounts	128,461,873	167,713,818	145,425,391	(39,251,945)	(23)%	22,288,427	15%

See “Key Business Metrics” and Part I, Item 1. “Our Reportable Segments” for further discussion of this measure as it relates to our Technology Platform segment.

SoFi Technologies, Inc.

Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution profit (loss) for the Financial Services segment.

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net interest income	$777,991	$573,422	$334,847	$204,569	36%	$238,575	71%
Noninterest income	764,025	248,089	101,668	515,936	208%	146,421	144%
Total net revenue	1,542,016	821,511	436,515	720,505	88%	384,996	88%
Provision for credit losses	(30,329)	(31,659)	(54,945)	1,330	(4)%	23,286	(42)%
Directly attributable expenses:
Compensation and benefits	(181,356)	(137,097)	(125,143)	(44,259)	32%	(11,954)	10%
Member incentives	(77,488)	(80,837)	(54,616)	3,349	(4)%	(26,221)	48%
Product fulfillment	(86,411)	(73,194)	(49,829)	(13,217)	18%	(23,365)	47%
Lead generation	(161,896)	(50,325)	(36,447)	(111,571)	222%	(13,878)	38%
Direct advertising	(33,323)	(36,729)	(44,347)	3,406	(9)%	7,618	(17)%
Intercompany technology platform expenses	(46,890)	(23,924)	(12,961)	(22,966)	96%	(10,963)	85%
Professional services	(30,245)	(22,972)	(12,719)	(7,273)	32%	(10,253)	81%
Other(1)	(101,169)	(57,767)	(45,770)	(43,402)	75%	(11,997)	26%
Directly attributable expenses	(718,778)	(482,845)	(381,832)	(235,933)	49%	(101,013)	26%
Contribution profit (loss)	$792,909	$307,007	$(262)	$485,902	158%	$307,269	n/m
__________________
(1)Other expenses primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions and marketing expenses.
Net interest income
2025 vs. 2024. Net interest income in our Financial Services segment increased by $204.6 million, or 36%, for the year ended December 31, 2025 compared to 2024, which was primarily attributable to net interest income earned on our deposits which includes interest income based on our FTP framework (which is eliminated in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank.
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

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Referrals, loan platform business(1)	$79,985	$52,129	$33,602	$27,856	53%	$18,527	55%
Referrals, other(2)	12,454	8,197	4,841	4,257	52%	3,356	69%
Interchange(2)	114,315	66,829	35,247	47,486	71%	31,582	90%
Brokerage(2)	39,666	21,494	21,127	18,172	85%	367	2%
Other(2)(3)	12,141	2,797	2,647	9,344	334%	150	6%
Total revenue from contracts with customers(4)	258,561	151,446	97,464	107,115	71%	53,982	55%
Loan platform business, other(1)	495,926	89,479	—	406,447	454%	89,479	n/m
Other sources of revenue(5)	9,538	7,164	4,204	2,374	33%	2,960	70%
Total Financial Services noninterest income	$764,025	$248,089	$101,668	$515,936	208%	$146,421	144%
_____________________
(1) Presented within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
(2) Presented within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
(3) Includes revenues from wire fee income, enterprise services, SoFi Plus subscriptions, and equity capital markets services.
(4) See Note 3. Revenue to the Notes to Consolidated Financial Statements for additional information.
(5) Presented within noninterest income—other and noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss).
2025 vs. 2024. Noninterest income in our Financial Services segment increased by $515.9 million, or 208%, for the year ended December 31, 2025 compared to 2024, primarily due to: (i) growth in our Loan Platform Business of $434.3 million, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners; and (ii) an increase in interchange fees of $47.5 million, which coincided with increased credit card and debit card transactions.
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
Provision for credit losses
2025 vs. 2024. Provision for credit losses in our Financial Services segment decreased by $1.3 million, or 4%. The allowance increase of $4.3 million during 2025 primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio. Net charge-offs decreased primarily related to improvement in credit card delinquency rates (total credit card delinquency rate was 3.5% as of December 31, 2025, down approximately 130 bps from the comparative period) as a result of tighter underwriting standards and risk mitigation actions.
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
Directly attributable expenses
2025 vs. 2024. Financial Services directly attributable expenses increased by $235.9 million, or 49%, for the year ended December 31, 2025 compared to 2024, primarily due to: (i) a net increase in direct advertising and lead generation costs

SoFi Technologies, Inc.

as we continue to expand our Loan Platform Business and our SoFi Money product; (ii) an increase in allocated compensation and related benefits which reflected an increase in headcount and increases in average compensation in 2025 to support growth in the Financial Services segment; and (iii) an increase in intercompany expenses attributable to increased usage of technology platform services during the 2025 period.
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
Total Products
In the table below, we present the total products metric related to our Financial Services segment:

	December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Total products	17,534,956	12,735,081	9,479,470	4,799,875	38%	3,255,611	34%
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

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
($ in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net interest expense	$(166,572)	$(66,325)	$(35,394)	$(100,247)	151%	$(30,931)	87%
Noninterest income (loss)	(61,250)	39,273	(1,293)	(100,523)	n/m	40,566	n/m
Total net revenue (loss)	$(227,822)	$(27,052)	$(36,687)	$(200,770)	742%	$9,635	(26)%

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Reportable segments directly attributable expenses	$(1,834,682)	$(1,339,575)	$(1,152,459)
Intercompany expenses	85,484	36,765	22,199
Expenses not allocated to segments:
Share-based compensation expense	(262,058)	(246,152)	(271,216)
Employee-related costs(1)	(365,326)	(288,767)	(250,326)
Depreciation and amortization expense	(234,151)	(203,498)	(201,416)
Goodwill impairment expense	—	—	(247,174)
Other corporate and unallocated expenses(2)	(446,445)	(368,575)	(268,610)
Total noninterest expense	$(3,057,178)	$(2,409,802)	$(2,369,002)
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

Consolidated Balance Sheet Analysis

Assets
The following is a discussion of the significant changes in our assets, liabilities and permanent equity between December 31, 2025 and 2024.

			2025 vs 2024
($ in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Assets
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$5,356,773	$2,709,360	$2,647,413	98%
Investment securities	2,575,607	1,895,689	679,918	36%
Total loans	38,037,063	27,528,718	10,508,345	38%
All other assets(1)	4,691,035	4,117,184	573,851	14%
Total assets	$50,660,478	$36,250,951	$14,409,527	40%
___________________
(1)All other assets includes servicing rights, property, equipment and software, goodwill, intangible assets, operating lease right-of-use assets and other assets. See the consolidated balance sheets within this report.
Total assets as of December 31, 2025 were $50.7 billion, up $14.4 billion, or 40%, from December 31, 2024. The increase was primarily attributable to an increase in total loans of $10.5 billion, comprised of held for sale ($5.2 billion) driven by an increase in personal and home loan originations and an increase in our loans held for investment ($5.3 billion) which was primarily related to student loan purchases and originations. See “Cash Flow and Liquidity Analysis” for further discussion of changes in total cash, cash equivalents, restricted cash and restricted cash equivalents during the year ended December 31, 2025.

SoFi Technologies, Inc.

			2025 vs 2024
($ in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Liabilities and permanent equity
Liabilities:
Total deposits	$37,505,395	$25,978,204	$11,527,191	44%
Debt	1,815,162	3,092,692	(1,277,530)	(41)%
All other liabilities(1)	850,426	654,921	195,505	30%
Total liabilities	40,170,983	29,725,817	10,445,166	35%
Total permanent equity	10,489,495	6,525,134	3,964,361	61%
Total liabilities and permanent equity	$50,660,478	$36,250,951	$14,409,527	40%
___________________
(1)Other liabilities includes accounts payable, accruals and other liabilities, operating lease liabilities and residual interests classified as debt. See the consolidated balance sheets within this report.
Liabilities and Permanent Equity
Total liabilities as of December 31, 2025 were $40.2 billion, up $10.4 billion, or 35%, from December 31, 2024. The increase was primarily attributable to an increase in total deposits ($11.5 billion) driven by our differentiated checking and savings account offerings and competitive APY, partially offset by a decrease in total debt ($1.3 billion) as our common stock offerings in July and December 2025 allowed us to fully pay down outstanding warehouse lines.
Total permanent equity as of December 31, 2025 was $10.5 billion, up $4.0 billion, or 61%, from December 31, 2024. The increase was primarily attributable to our common stock offerings in July and December 2025 and a decrease in accumulated deficit driven by net income during the year ended December 31, 2025.
Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net cash used in operating activities	$(3,742,458)	$(1,119,807)	$(7,227,139)
Net cash used in investing activities	(6,719,107)	(4,820,990)	(1,889,864)
Net cash provided by financing activities	13,109,333	5,034,577	10,885,602
Cash Flows from Operating Activities
For the year ended December 31, 2025, net cash used in operating activities primarily stemmed from loans held for sale originations outpacing cash proceeds from loans held for sale paydowns and sales activities, partially offset by net income and paydowns on our loans previously classified as held for sale. We had principal loan originations of $30.9 billion and principal loan purchases of $119.5 million during the period. These cash uses were partially offset by principal loan payments of $11.2 billion and principal loan sales of $15.1 billion.
For the year ended December 31, 2024, net cash used in operating activities stemmed from net income of $498.7 million, an unfavorable change in our operating assets net of operating liabilities of $1.6 billion, and a negative adjustment for non-cash items of $5.6 million. The change in operating assets net of operating liabilities was primarily a result of our loan origination and sales activities. We originated loans of $19.4 billion during the year and also purchased loans of $170 million. These cash uses were partially offset by principal payments on loans of $9.5 billion and principal proceeds from loan sales of $8.5 billion.
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

SoFi Technologies, Inc.

Cash Flows from Investing Activities
For the year ended December 31, 2025, net cash used in investing activities was primarily driven by growth in our loans and AFS investment portfolio, including $6.1 billion of loan originations, $2.1 billion of loan purchases and $1.7 billion of AFS investment purchases, as well as net outflows related to credit cards of $230.1 million. These outflows were partially offset by $2.2 billion of proceeds from loan repayments and recoveries, proceeds from loan sales of $392.6 million as well as $522.0 million of AFS investment sales and $549.6 million of AFS investment payments and maturities.
For the year ended December 31, 2024, net cash used in investing activities was primarily attributable to loan activities. Changes in loans held for investment was primarily a result of loan originations during the period of $7.5 billion, partially offset by principal payments on loans of $3.3 billion and proceeds from loan sales of $677.6 million. Other cash uses included net purchases of $1.2 billion related to our investments in AFS debt securities, $154.3 million for purchases of property, equipment and software, which primarily included internally-developed software and purchased software, and $37.8 million related to purchases of non-securitization investments, primarily FRB stock and FHLB stock. These uses were partially offset by proceeds of $79.8 million from our securitization investments.
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
Cash Flows from Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits and proceeds from the common stock offerings that we completed in the third and fourth quarters of 2025. This was partially offset by our net change in debt facilities related to our warehouses and debt repayments.
For the year ended December 31, 2024, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits and proceeds from the issuance of our 2029 convertible notes. This was partially offset by our net change in debt facilities related to our warehouses and debt repayments. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. In addition, we had an outflow of $323.4 million related to the redemption of our Series 1 preferred stock in May 2024.
For the year ended December 31, 2023, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits. This was partially offset by debt repayments which exceeded our proceeds from debt financing activity, which were primarily related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities.

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

SoFi Technologies, Inc.

mitigating risks where appropriate, and facilitating timely responses to changes in the macroeconomic environment and liquidity events to work to ensure the Company has the ability to meet its obligations.
The following table summarizes our total liquidity reserves:

	December 31, 2025
	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$4,929,452	n/a	$4,929,452
Investments in AFS debt securities(1)	2,211,358	n/a	2,211,358
Warehouse facilities(2)	7,180,000	—	7,180,000
Revolving credit facility(3)	645,000	497,400	147,600
FHLB advances(4)	285,535	46,700	238,835
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$15,301,345	$544,100	$14,757,245
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
(3)As of December 31, 2025, the amount utilized under the revolving credit facility includes $11.4 million utilized to secure letters of credit. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information.
(4)As of December 31, 2025, we had $219.6 million of investments in AFS debt securities and $63.0 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $285.5 million, of which $46.7 million was utilized to secure letters of credit.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of December 31, 2025 and 2024, time deposit balances due in less than one year totaled $1.2 billion and $814.7 million, respectively. As of December 31, 2025 and 2024, the amount of uninsured deposits totaled $1.0 billion and $544.3 million, respectively. As of December 31, 2025, approximately 97% of our total deposits were insured.
The following table presents uninsured time deposits as of December 31, 2025 by remaining time to maturity:

($ in thousands)	December 31, 2025
3 months or less	$15,979
Over 3 months through 6 months	1,161
Over 6 months through 12 months	9,177
Over 12 months	—
Total uninsured time deposits	$26,317
On July 31, 2025, the Company completed an underwritten public offering of 82,733,817 shares of common stock, at an offering price of $20.85 per share. The Company received net proceeds of $1.7 billion after deducting underwriting discounts and offering costs. On December 8, 2025, the Company completed an underwritten public offering of 54,545,454 shares of common stock, at an offering price of $27.50 per share. The Company received net proceeds of $1.5 billion after deducting underwriting discounts and offering costs. The Company used a portion of total proceeds to reduce its higher-cost debt and give it the flexibility to pursue growth opportunities.

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
As of December 31, 2025, we had debt obligations and common stock outstanding.
Borrowings
Our borrowings primarily included our revolving credit facility and convertible notes. During the fourth quarter of 2025, the Company used a portion of the proceeds from its common stock issuances to pay down its warehouse facilities; the warehouse facilities remain open to maintain future borrowing capacity.
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
We were in compliance with all covenants as of December 31, 2025.
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
As of December 31, 2025, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since December 31, 2025 that management believes would change the categorization. See Note 21. Regulatory Capital to the Notes to Consolidated Financial Statements for the risk- and leverage-based capital ratios and amounts for SoFi Bank and SoFi Technologies.

SoFi Technologies, Inc.

Cash Requirements from Known Contractual Obligations and Other Commitments
The following table summarizes our cash requirements from known contractual obligations and other commitments as of December 31, 2025:

	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Revolving credit facility(1)	$547,646	$—	$547,646	$—	$—
Convertible notes(2)	1,328,256	428,022	—	900,234	—
Operating lease obligations	126,359	26,577	48,108	32,061	19,613
Sponsorship, advertising, and cloud computing agreements(3)	848,293	126,387	255,665	140,917	325,324
Total contractual obligations(4)	$2,850,554	$580,986	$851,419	$1,073,212	$344,937
__________________
(1)Includes principal balance and variable interest on our revolving credit facility. The estimated interest payments assume that our borrowings under the revolving credit facility (i) remain unchanged, (ii) are held to maturity, and (iii) incur interest at the rate for standard withdrawals in effect as of December 31, 2025 through its maturity. See Note 12. Debt to the Notes to Consolidated Financial Statements for additional information on our revolving credit facility.
(2)The convertible notes will mature October 2026 and March 2029, unless earlier repurchased, redeemed or converted. Includes principal balance for the 2026 convertible notes and 2029 convertible notes, and future interest expense on our 2029 convertible notes. The estimated interest payments assume that our borrowings under the 2029 convertible notes (i) remain unchanged, (ii) are held to maturity, and (iii) incur interest at the rate in effect as of December 31, 2025 through maturity. See “Borrowings” for additional information on the provisions of our convertible notes.
(3)See Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements for additional information on these financial commitments.
(4)Contractual obligations exclude residual interests classified as debt that result from transfers of assets that are accounted for as secured financings. Similarly, contractual obligations exclude securitization debt, as the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts, the timing of which cannot be reasonably estimated. Additionally, our own liquidity resources are not required to make any contractual payments on these borrowings, except in limited instances associated with our guarantee arrangements. Our maturity date represents the legal maturity of the last class of maturing notes. See Note 18. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Consolidated Financial Statements for further discussion of our guarantees. Finally, contractual obligations exclude the impact of uncertain tax positions, as we are not able to reasonably estimate the timing of such future cash flows. See Note 17. Income Taxes to the Notes to Consolidated Financial Statements for additional information on income taxes and unrecognized tax benefits.
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
Factors Affecting Liquidity
The activities of our lending business are a key factor affecting our liquidity, in particular our origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to have adequate liquidity to fund our balance sheet is impacted by our ability to access new deposits, and retain and grow existing deposits, along with our ability to access whole loan buyers, sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms, and to strategically manage our continuing financial interest in securitization-related transfers. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through 2025.
There is no guarantee that we will be able to execute on our strategy as it relates to the timing and pricing of capital markets transaction.
Further, future uncertainties around the demand for our personal loans, home loans and around the student loan refinance market in general, including as a result of worsening macroeconomic conditions or market disruptions, should be

SoFi Technologies, Inc.

considered when assessing our future liquidity and solvency prospects. In the future, our loan origination volume and our resulting loan balances, and any positive cash flows thereof, could also be lower based on strategic decisions to tighten our credit standards.
In addition to our ability to pledge unencumbered loans against available warehouse capacity, we have relationships with whole loan buyers who have historically demonstrated strong demand for our loans. Capital markets can also generate additional liquidity; however, we are required to maintain a minimum investment due to securitization risk retention rules.
We also had available borrowing capacity at the FHLBs and the discount window at the Federal Reserve Banks as a result of collateral pledged by us to such banks.
Our long-term liquidity strategy includes continuing to grow our deposit base, maintaining adequate warehouse capacity, maintaining access to debt capital markets and other sources of financing, as well as effectively managing the capital raised through debt and equity transactions. Although our goal is to increase our cash flow from operations, there can be no assurance that our future operating plans will lead to improved operating cash flows.
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” See Part I, Item 1. “Government Supervision and Regulation—Brokered Deposits” for additional information. As of December 31, 2025, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
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

SoFi Technologies, Inc.

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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. Our involvement with VIEs and origination of personal loans, student loans and home loans results in Level 2 and Level 3 assumptions having a material impact on our consolidated financial statements, as further discussed below. We utilize third-party valuation specialists to perform a valuation of these Level 2 and Level 3 financial instruments on a monthly basis with quarterly oversight by a Valuation Committee established by the Company that comprises leaders across finance, capital markets and accounting.
Loans
We generally elect the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans. Home loans classified as Level 2 have observable pricing sources utilized by management. Personal loans, student loans and home loans which do not trade in an active market with readily observable prices are classified as Level 3 because the valuations utilize significant unobservable inputs.
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
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of December 31, 2025, we had goodwill of $1.4 billion, of which $1.3 billion was assigned to the Technology Platform reporting unit.

SoFi Technologies, Inc.

Goodwill is tested for impairment at the reporting unit level at least annually, with a recurring testing date of October 1, or whenever indicators of impairment exist. We may assess goodwill for impairment initially based on qualitative considerations, referred to as “step zero”, to determine whether conditions exist that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis, referred to as “step one”, will be performed to determine if there is any impairment. We may alternatively elect to initially perform a quantitative assessment and bypass the qualitative assessment. Quantitative goodwill impairment assessments require a significant amount of management judgment, and a meaningful change in the forecasted future revenues and cash flows, the discount rate, and the determination of market multiples used in testing goodwill for impairment could result in a material impact on the Company’s results of operations and financial position.
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
During the third quarter of 2025, due to the continued shift in strategy to focus on potential new partners with scaled customer bases and the change in customer mix within the Technology Platform segment, management performed an interim quantitative assessment on the Galileo and Technisys reporting units as of September 1, 2025, prior to aggregating the two reporting units, to determine if there was any goodwill impairment.
As of September 1, 2025, management calculated the fair value amount of the Galileo and Technisys reporting units using an evenly weighted combination of a DCF calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The discount rates used for the Galileo and Technisys reporting units in our interim quantitative assessment were 12.9% and 19.3%, respectively. The higher discount rate for Technisys, relative to Galileo, was primarily driven by macroeconomic factors in Latin America, specifically the highly inflationary economic environment in Argentina. Additionally, management applied a terminal year long-term growth rate of 4.0% to both reporting units. As a result of this interim quantitative assessment, the fair value of the Galileo and Technisys reporting units were determined to be above their respective carrying values which resulted in no impairment at September 1, 2025. If the discount rate applied to the estimated cash flows was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would decrease or increase by approximately 4% and 3%, respectively. Similarly, if the long-term growth rate was increased or decreased by 50 basis points, the fair value of the Galileo and Technisys reporting units would increase or decrease by approximately 2% and 1%, respectively. Or, if the Company’s market capitalization was to decline due to unforeseen factors, it could impact the fair value of the respective units.
Subsequent to our September 1, 2025 interim goodwill assessment, the Company aggregated its Galileo and Technisys reporting units into a single reporting unit, Technology Platform. This update is reflective of the operational and strategic integration of these former two reporting units and is consistent with how segment management manages the business. As a result, the amount of goodwill previously assigned to Galileo and Technisys of $816.0 million and $522.6 million, respectively, was combined in the Technology Platform reporting unit ($1.3 billion).
As of its annual impairment testing date of October 1, 2025, the Company performed a qualitative “step zero” analysis for all of our reporting units. The Company evaluated events and circumstances since the last goodwill assessment date to determine if it was more likely than not that the fair value of the reporting units were less than their respective carrying amounts. The factors evaluated included an assessment of macroeconomic conditions, industry and market conditions, key financial metrics, overall financial performance of the reporting unit, or any other specific events or changes. As a result of this assessment, we concluded that it was not more-likely-than-not that the fair value of any of our reporting units was below its respective carrying value as of October 1, 2025.
For all of our reporting units, management continued to monitor events and circumstances after the October 1 annual testing date and through December 31, 2025, concluding that it was not more-likely-than-not that the fair value of any of our reporting units was below its respective carrying value as of December 31, 2025.
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

SoFi Technologies, Inc.

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
During the fourth quarter of 2025, we launched SoFi Crypto which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions and provide liquidity for the platform, we maintain an incidental inventory of crypto assets for operational purposes, none of which are held as long-term speculative investments. As of December 31, 2025, the fair value of our crypto assets held for operational purposes was immaterial to our overall consolidated financial condition.
The crypto asset market is characterized by significant price volatility and is sensitive to factors such as regulatory changes, technical developments and shifts in overall market sentiment. Historically, certain crypto assets have experienced high levels of price fluctuation, as measured by the annualized standard deviation of daily price returns. We manage our exposure to these price fluctuations through exposure monitoring and internal inventory limits. Given that our holdings are incidental, short-term in nature and immaterial, a hypothetical significant increase or decrease in the market price of crypto assets as of December 31, 2025, would not have a material impact on our consolidated results of operations.

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

SoFi Technologies, Inc.

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

	Net Interest Income (Expense)
	December 31, 2025	December 31, 2024
Basis point change scenario
+200	$(202,098)	$(140,315)
+100	(92,576)	(62,415)
-100	147,284	53,730
-200	261,612	99,763

	Change in Fair Value
	December 31, 2025	December 31, 2024
Basis point change scenario
+200	$(1,563,414)	$(1,102,784)
+100	(766,103)	(562,526)
-100	945,703	591,349
-200	1,875,902	1,209,383
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

SoFi Technologies, Inc.

management judgment. Key modeling assumptions are subject to periodic review and validation. In addition, sensitivity testing is performed on key assumptions by increasing and decreasing the modeling inputs relative to the base value and then comparing the resulting impact to the IRR exposure. Sensitivity testing is periodically reported to ALCO.

Credit Risk

We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required loan payments or declines in home loan collateral values. Generally, all loans sold into the secondary market are sold without recourse. For such loans, our credit risk is generally limited to repurchase obligations due to fraud or origination defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and we are not able to fully recover the principal balance. We believe that this risk is mitigated through the implementation of robust underwriting standards, fraud detection tools and technology designed to comply with applicable laws and our standards. In addition, we believe that this risk is mitigated through the quality of our loan portfolio.
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of December 31, 2025 based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of December 31, 2025. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.
The carrying value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans at amortized cost, for which we have recorded an allowance as of December 31, 2025.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(149,933)	$149,933
Carrying value	(5,094)	5,094
Income (loss) before income taxes	(155,027)	155,027

Counterparty Risk

We are subject to risk that arises from our debt warehouse facilities, economic hedging activities, third-party custodians, and capped call options on our common stock, as well as third-party counterparties that support transaction execution, settlement, custody or liquidity for SoFi Crypto. These activities generally involve an exchange of obligations with unaffiliated lenders or other individuals or entities, referred to in such transactions as “counterparties”. If a counterparty was to default, we could potentially be exposed to reputational damage and financial loss if such counterparty was unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among multiple such counterparties, placing contractual limits on the amount of dependence on any single counterparty, and entering into netting agreements with the counterparties, as appropriate.
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the year ended December 31, 2025. As of December 31, 2025, gross derivative asset and liability positions subject to master netting arrangements were $61.6 million and $4.7 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our

SoFi Technologies, Inc.

funding needs. As of December 31, 2025, we had total borrowing capacity under loan warehouse facilities of $7.2 billion, of which none was utilized. Refer to Note 12. Debt to the Notes to Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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

Operational Risk

Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, cybersecurity or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business, including third-party service providers support digital asset trading, custody, settlement, or blockchain-based infrastructure. We rely on third-party computer systems and third-party providers to support and carry out certain functions on our platform, which are themselves susceptible to operational risk or which may rely on subcontractors to provide services to us that face similar risks. Any interruption in services or deterioration in the quality of the service or performance of such third-party systems or providers could be disruptive to our business and adversely affect our results of operations and the perception of the reliability of our networks and services and the quality of our brand. In addition, we may be subjected to member complaints, fines, subpoenas, civil investigative demands, litigation, disputes, regulatory investigations and other similar actions. We strive to manage operational risk, including operational risk associated with our reliance on third-party systems, through contractual provisions, our system design, and a robust third-party risk management process, which includes establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. With respect to cybersecurity risk, which can also translate to financial and reputational risk, our technology and cybersecurity teams rely on a layered system of preventive and detective technologies, controls, and policies to detect, mitigate, and contain cybersecurity threats. In addition, our cybersecurity team, and the third-party consultants they engage, regularly assess our cybersecurity risks and mitigation efforts. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.

SoFi Technologies, Inc.

Item 8. Financial Statements and Supplementary Data
SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SoFi Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SoFi Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in temporary equity and permanent equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company has elected the fair value option to measure certain personal and student loans, which are classified as Level 3 instruments because the valuations utilize significant unobservable inputs. The Company determines the fair value of the loans using a discounted cash flow calculation, which is a form of the income approach, while also considering market data as it becomes available. Management estimates the future cash flows of each loan portfolio using key loan metrics and significant unobservable inputs. The significant unobservable inputs used in the valuation model include conditional prepayment rate, annual default rate, and discount rate.
We identified the valuation of certain personal and student loans, as a critical audit matter because of the unobservable inputs management uses to estimate fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value measurement of certain personal and student loans included the following, among others:

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
The Company tests goodwill for impairment at the reporting unit level at least annually or whenever indicators of impairment exist. As of September 1, 2025, the Company performed a quantitative goodwill impairment assessment (“quantitative assessment”) for its Galileo and Technisys reporting units. The Company’s quantitative assessment involves the comparison of the fair value of each reporting unit to its carrying amount. The Company determines the fair value of its reporting units using a combination of a discounted cash flow (“DCF”) calculation, which is a form of the income approach, and a market multiples calculation, which is a form of the market approach. The determination of the fair value of a reporting unit requires management to make significant estimates and assumptions related to forecasted future revenues and cash flows, the discount rate, and the determination of market multiples. Changes in these assumptions or a decline in the Company’s market capitalization could have a significant impact on the fair value of the reporting units.
We identified the Company’s September 1, 2025 quantitative assessment of each reporting unit referred to above as a critical audit matter because of certain significant estimates and assumptions made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasted future revenues and cash flows, the discount rate, the determination of market multiples, and reconciliation of the Company’s market capitalization, specifically due to the sensitivity of the fair value of the reporting units to changes in the assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant estimates and assumptions made by management to estimate the fair value of the Galileo and Technisys reporting units used in the quantitative assessment included the following, among others:
•We tested the effectiveness of controls over management's quantitative impairment assessment, including those controls related to management’s forecast of future revenues and cash flows, selection of discount rates, determination of market multiples, and reconciliation of the Company’s market capitalization.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, including the Company’s market capitalization reconciliation, and the key assumptions used in the assessment, including the selection of discount rates for which we tested the mathematical accuracy of the calculation, and developed a range of independent estimates and compared those to the discount rate selected by management. For the determination of market multiples, our specialist evaluated the peer set utilized, the selection and calculation of the multiples, and weighting of the multiples.
•We evaluated management's ability to accurately forecast future revenues and cash flows by (1) understanding management’s process for developing their forecasts, and (2) comparing the forecasts to historical results, projections utilized in the prior year goodwill impairment analysis, and forecasted information included in analyst and industry reports.

/s/	Deloitte & Touche LLP
San Francisco, California
February 17, 2026

We have served as the Company’s auditor since 2017.

SoFi Technologies, Inc.

n
SoFi Technologies, Inc.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$4,929,452	$2,538,293
Restricted cash and restricted cash equivalents	427,321	171,067
Investment securities (includes available-for-sale securities of $2,454,453 and $1,804,043 at fair value with associated amortized cost of $2,434,627 and $1,807,686, as of December 31, 2025 and 2024, respectively)	2,575,607	1,895,689
Loans held for sale (includes $22.7 billion and $17.7 billion at fair value, as of December 31, 2025 and 2024, respectively)	22,862,749	17,684,892
Loans held for investment, at fair value	13,657,578	8,597,368
Loans held for investment, at amortized cost (less allowance for credit losses of $50,934 and $46,684 as of December 31, 2025 and 2024, respectively)	1,516,736	1,246,458
Servicing rights	378,178	342,128
Property, equipment and software	416,448	287,869
Goodwill	1,393,505	1,393,505
Intangible assets	231,919	297,794
Operating lease right-of-use assets	93,941	81,219
Other assets (less allowance for credit losses of $2,998 and $2,444 as of December 31, 2025 and 2024, respectively)	2,177,044	1,714,669
Total assets	$50,660,478	$36,250,951
Liabilities and permanent equity
Liabilities:
Deposits:
Interest-bearing deposits	$37,387,350	$25,861,400
Noninterest-bearing deposits	118,045	116,804
Total deposits	37,505,395	25,978,204
Accounts payable, accruals and other liabilities	743,716	556,923
Operating lease liabilities	106,190	97,389
Debt	1,815,162	3,092,692
Residual interests classified as debt	520	609
Total liabilities	40,170,983	29,725,817
Commitments, guarantees, concentrations and contingencies (Note 18)
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,270,568,878 and 1,095,357,781 shares issued and outstanding as of December 31, 2025 and 2024, respectively(1)	126	109
Additional paid-in capital	11,302,668	7,838,988
Accumulated other comprehensive income (loss)	10,979	(8,365)
Accumulated deficit	(824,278)	(1,305,598)
Total permanent equity	10,489,495	6,525,134
Total liabilities and permanent equity	$50,660,478	$36,250,951
__________________
(1)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2025 and 2024. See Note 13. Equity for additional information.

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

	December 31,
	2025	2024
Assets:
Restricted cash and restricted cash equivalents	$2,099	$20,719
Loans held for sale, at fair value	—	171,421
Loans held for investment, at fair value	65,796	80,812
Total assets	$67,895	$272,952
Liabilities:
Accounts payable, accruals and other liabilities	$95	$117
Debt	54,107	80,878
Residual interests classified as debt	520	609
Total liabilities	$54,722	$81,604

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except for Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Interest income
Loans and securitizations	$3,146,296	$2,601,988	$1,944,128
Other	228,903	205,829	106,939
Total interest income	3,375,199	2,807,817	2,051,067
Interest expense
Securitizations and warehouses	95,824	112,398	244,220
Deposits	1,014,043	930,154	507,820
Corporate borrowings	45,723	48,346	36,833
Other	653	438	454
Total interest expense	1,156,243	1,091,336	789,327
Net interest income	2,218,956	1,716,481	1,261,740
Noninterest income
Loan origination, sales, securitizations and servicing	242,947	278,114	409,140
Technology products and solutions	360,903	350,810	323,972
Loan platform fees	575,911	141,608	33,602
Other	214,637	187,846	94,335
Total noninterest income	1,394,398	958,378	861,049
Total net revenue	3,613,354	2,674,859	2,122,789
Provision for credit losses	30,319	31,712	54,945
Noninterest expense
Technology and product development	648,332	551,787	511,419
Sales and marketing	1,095,412	796,293	719,400
Cost of operations	608,998	461,633	379,998
General and administrative	704,436	600,089	511,011
Goodwill impairment	—	—	247,174
Total noninterest expense	3,057,178	2,409,802	2,369,002
Income (loss) before income taxes	525,857	233,345	(301,158)
Income tax (expense) benefit	(44,537)	265,320	416
Net income (loss)	$481,320	$498,665	$(300,742)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities, net	19,699	(7,158)	6,410
Foreign currency translation adjustments, net	(355)	2	677
Total other comprehensive income (loss)	19,344	(7,156)	7,087
Comprehensive income (loss)	$500,664	$491,509	$(293,655)
Earnings (loss) per share (Note 19)
Earnings (loss) per share – basic	$0.42	$0.46	$(0.36)
Earnings (loss) per share – diluted	$0.39	$0.39	$(0.36)
Weighted average common stock outstanding – basic	1,150,140	1,050,219	945,024
Weighted average common stock outstanding – diluted	1,251,767	1,101,390	945,024

The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Changes in Temporary Equity and Permanent Equity (Deficit)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Permanent Equity	Temporary Equity
	Shares	Amount					Shares	Amount
Balance at January 1, 2023	933,896,120	$93	$6,719,826	$(8,296)	$(1,503,521)	$5,208,102	3,234,000	$320,374
Share-based compensation expense	—	—	302,342	—	—	302,342	—	—
Vesting of RSUs	33,564,543	3	(3)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,866,434)	—	(15,300)	—	—	(15,300)	—	—
Exercise of common stock options	796,883	—	1,145	—	—	1,145	—	—
Common stock retired	(19,319)	—	—	—	—	—	—	—
Extinguishment of convertible notes by issuance of common stock	9,490,000	1	72,402	—	—	72,403	—	—
Redeemable preferred stock dividends	—	—	(40,425)	—	—	(40,425)	—	—
Net loss	—	—	—	—	(300,742)	(300,742)	—	—
Other comprehensive income, net of taxes	—	—	—	7,087	—	7,087	—	—
Balance at December 31, 2023	975,861,793	$97	$7,039,987	$(1,209)	$(1,804,263)	$5,234,612	3,234,000	$320,374
Share-based compensation expense	—	—	286,059	—	—	286,059	—	—
Vesting of RSUs	35,609,258	4	(4)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(2,397,214)	—	(22,601)	—	—	(22,601)	—	—
Exercise of common stock options	3,070,270	—	21,407	—	—	21,407	—	—
Extinguishment of convertible notes by issuance of common stock	83,213,674	8	614,138	—	—	614,146	—	—
Purchase of capped calls	—	—	(90,649)	—	—	(90,649)	—	—
Unwind of capped calls	—	—	10,180	—	—	10,180	—	—
Redeemable preferred stock dividends	—	—	(16,503)	—	—	(16,503)	—	—
Preferred stock redemption	—	—	(3,026)	—	—	(3,026)	(3,234,000)	(320,374)
Net income	—	—	—	—	498,665	498,665	—	—
Other comprehensive loss, net of taxes	—	—	—	(7,156)	—	(7,156)	—	—
Balance at December 31, 2024	1,095,357,781	$109	$7,838,988	$(8,365)	$(1,305,598)	$6,525,134	—	$—
Share-based compensation expense	—	—	313,175	—	—	313,175	—	—
Vesting of RSUs	33,544,210	4	(4)	—	—	—	—	—
Stock withheld related to taxes on vested RSUs	(1,548,587)	—	(30,213)	—	—	(30,213)	—	—
Vesting of PSUs	3,991,995	—	—	—	—	—	—	—
Stock withheld related to taxes on vested PSUs	(1,280,256)	—	(34,773)	—	—	(34,773)	—	—
Exercise of common stock options	1,051,198	—	6,935	—	—	6,935	—	—
Issuance of common stock	137,279,271	13	3,182,327	—	—	3,182,340	—	—
Employee stock purchase plan	2,173,266	—	26,233	—	—	26,233	—	—
Net income	—	—	—	—	481,320	481,320	—	—
Other comprehensive income, net of taxes	—	—	—	19,344	—	19,344	—	—
Balance at December 31, 2025	1,270,568,878	$126	$11,302,668	$10,979	$(824,278)	$10,489,495	—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$481,320	$498,665	$(300,742)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	262,058	246,152	271,216
Depreciation and amortization	234,151	203,498	201,416
Goodwill impairment	—	—	247,174
Deferred debt issuance and discount expense	11,335	13,478	20,104
Gain on extinguishment of convertible debt	—	(62,517)	(14,574)
Provision for credit losses	30,319	31,712	54,945
Deferred income taxes	16,188	(286,917)	(15,828)
Fair value changes in loans held for investment	(351,191)	(158,215)	(44,007)
Fair value changes in securitization investments	(1,963)	(2,842)	(48)
Other	13,759	9,907	(9,348)
Changes in loans held for sale, net	(5,270,873)	(2,342,980)	(7,708,935)
Changes in accrued interest on loans	(45,312)	(24,474)	(74,346)
Changes in loans previously classified as held for sale, net	874,011	1,351,283	140,856
Changes in servicing assets	(36,050)	(161,659)	(31,604)
Changes in other assets	(100,666)	(458,450)	(5,506)
Changes in other liabilities	140,456	23,552	42,088
Net cash used in operating activities	$(3,742,458)	$(1,119,807)	$(7,227,139)
Investing activities
Purchases of property, equipment and software	$(242,444)	$(154,265)	$(111,409)
Capitalized software development costs	(8,673)	(9,352)	(9,783)
Purchases of available-for-sale investments	(1,668,262)	(2,190,545)	(800,507)
Proceeds from sales of available-for-sale investments	521,982	185,537	265,634
Proceeds from maturities and paydowns of available-for-sale investments	549,555	807,804	153,828
Purchases of loans held for investment	(2,082,827)	—	—
Proceeds from sales of loans held for investment	392,607	677,587	—
Other changes in loans held for investment, net	(4,199,268)	(4,183,379)	(1,362,418)
Proceeds from securitization investments	78,074	79,799	108,291
Proceeds from non-securitization investments	41,897	3,576	5,354
Purchases of non-securitization investments	(101,748)	(37,752)	(66,553)
Acquisition of businesses, net of cash acquired	—	—	(72,301)
Net cash used in investing activities	$(6,719,107)	$(4,820,990)	$(1,889,864)
The accompanying notes are an integral part of these consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Financing activities
Net change in deposits	$11,248,505	$6,954,484	$11,231,904
Proceeds from issuance of common stock	3,185,618	—	—
Payment of common stock issuance costs	(3,278)	—	—
Net change in debt facilities	(1,256,883)	(1,982,644)	180,554
Proceeds from other debt issuances	—	845,250	339,995
Repayment of other debt	(29,064)	(352,797)	(799,859)
Payment of debt issuance costs	(2,981)	(7,620)	(11,903)
Purchase of capped calls	—	(90,649)	—
Unwind of capped calls	—	10,180	—
Taxes paid related to net share settlement of share-based awards	(64,986)	(22,601)	(15,300)
Proceeds from stock option exercises	6,935	21,407	1,145
Proceeds from issuance of common stock under the ESPP	26,233	—	—
Payment of redeemable preferred stock dividends	—	(16,503)	(40,425)
Redemption of Series 1 preferred stock	—	(323,400)	—
Finance lease principal payments	(766)	(530)	(509)
Net cash provided by financing activities	$13,109,333	$5,034,577	$10,885,602
Effect of exchange rates on cash and cash equivalents	(355)	2	677
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$2,647,413	$(906,218)	$1,769,276
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,709,360	3,615,578	1,846,302
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,356,773	$2,709,360	$3,615,578

Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$4,929,452	$2,538,293	$3,085,020
Restricted cash and restricted cash equivalents	427,321	171,067	530,558
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$5,356,773	$2,709,360	$3,615,578

Supplemental cash flow information
Interest paid	$1,146,248	$1,118,032	$720,163
Income taxes paid, net	28,912	26,910	14,326

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$749,000	$403,056	$67,257
Deconsolidation of securitization and residual debt	—	—	92,914
Extinguishment of convertible notes by issuance of common stock	—	677,147	87,047
Derecognition of securitization investments	—	—	5,325
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
In our consolidated financial statements, we made the following presentation changes in 2025:
•in our consolidated statements of operations and comprehensive income (loss) beginning in the second quarter of 2025, we combined the financial statement line items for noninterest income—loan origination, sales and securitizations and noninterest income—servicing, and presented within noninterest income—loan origination, sales, securitizations and servicing.
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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Instruments are categorized in Level 3 of the fair value hierarchy based on the significance of unobservable factors in the overall fair value measurement. As a result, the related gains and losses for assets and liabilities within the Level 3 category presented in Note 15. Fair Value Measurements may include changes in fair value that are attributable to both observable and unobservable inputs. We utilize third-party valuation specialists to perform a valuation of these Level 2 and Level 3 financial instruments on a monthly basis with quarterly oversight by a Valuation Committee established by the Company that comprises leaders across finance, capital markets and accounting.
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
As a component of the loan sale agreements, we make certain representations to third parties that purchase our previously-held loans, certain of which include GSE repurchase requirements and all of which are standard in nature and do not constrain our ability to recognize a sale for accounting purposes. Any significant estimated post-sale obligations or contingent obligations to the purchaser of the loans arising from these representations are accrued if probable and estimable, which approximates fair value. We establish a loan repurchase liability, which is based on historical experience and any current developments which would make it probable that we would buy back loans previously sold to third parties at the historical sales price. The loan repurchase liability is presented within accounts payable, accruals and other liabilities in the consolidated balance sheets, with the corresponding charges recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss) or within noninterest income - loan platform fees in the consolidated statements of operations and comprehensive income (loss) in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business.

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
Securitization Investments
In Company-sponsored securitization transactions that meet the applicable criteria to be accounted for as a sale, we retain certain residual investments and asset-backed bonds (collectively, “securitization investments”) that we report within investment securities in the consolidated balance sheets. We elected the fair value option for a portion of these investments with gains and losses reported within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). We account for the remaining securitization investments as AFS debt securities. See Note 7. Securitization and Variable Interest Entities for a breakout of those securitization investments for

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
which we have elected to account for as AFS debt securities. We determine the fair value of our securitization investments using a discounted cash flow methodology, while also considering market data as it becomes available.
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
Loans Held For Sale, at Lower of Amortized Cost or Fair Value
During 2024, we began originating personal loans on behalf of third parties as part of our Loan Platform Business. These loans are generally held for a short period of time prior to sale and are held for sale and carried at the lower of amortized cost or fair value. Direct origination fees and costs for these loans are deferred and included as part of the carrying value of the loans and, upon the sale of a loan, are recognized as part of the gain or loss included within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
Servicing rights recognized in connection with the sale of these loans are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss). Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss).

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
Loans Measured at Fair Value
We elected the fair value option to measure our personal loans, student loans and home loans, as we believe that fair value best reflects the expected economic performance of the loans. Therefore, these loans are carried at fair value on a recurring basis. Loans classified as Level 2 have observable pricing sources utilized by management. Loans that do not trade in an active market with readily observable prices are classified as Level 3. We determine the fair value of our loans using a discounted cash flow methodology, while also considering market data as it becomes available. Personal loans and home loans are presented within loans held for sale, and student loans are presented within loans held for investment, at fair value
Direct origination fees, which primarily relate to personal and home loans, are recognized in earnings as earned and are recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). Direct loan origination costs are recognized in earnings as incurred and are recorded within noninterest expense—cost of operations in the consolidated statements of operations and comprehensive income (loss). We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss).
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
For personal loans and student loans, delinquent loans are charged off after 120 days of delinquency or on the date of confirmed loss. For home loans, delinquent loans are charged off after 180 days of delinquency or on the date of confirmed loss. For all loans, we stop accruing interest and reverse all accrued but unpaid interest on the date of charge-off. Additional information about our loans held for sale and held for investment are included in Note 4. Loans, Note 7. Securitization and Variable Interest Entities and Note 15. Fair Value Measurements.
Loans Measured at Amortized Cost
For our secured and commercial and consumer banking loans, direct loan origination costs are deferred and amortized using the effective interest method over the contractual term of the loans within interest income—loans and securitizations in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, the remaining balance of deferred costs was immaterial.
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
Secured loans: We evaluate the credit quality of our secured loan portfolio based on the fair value of underlying collateral, which are subject to the requirements of our loan underwriting process and risk models upon origination. This analysis is performed on a quarterly basis utilizing a third-party valuation specialist, whereby the fair value of underlying collateral is reassessed based on relevant information such as funded loan rates and historical loss experience, among other factors. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
collateral as well as any anticipated future changes in the underlying collateral. As of and for the year ended December 31, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.
Credit cards: We use statistical-based loan level models that incorporate current and historical credit performance data from both internal and external industry data. The process of estimating expected credit losses is based on an account-level PD model, a segment-level EAD model, and a portfolio-level recovery rate. In addition, the Company incorporates qualitative reserves to cover losses that are expected but may not be adequately represented in our quantitative methods.
The PD model estimates the likelihood of default at different points in time over the life of each loan. The PD model analyzes a wide range of borrower characteristics, including credit scores and customer behaviors such as credit limit usage, revolving vs. transactors trends, delinquency status and number of credit inquires. The EAD model estimates the balance of an account at the time of default. This includes balances less expected repayments based on historical payment and revolver behavior. A recovery rate reflecting an estimate of amounts expected to be received after default occurs is estimated separately based on historical recovery performance and applied to the final CECL calculation.
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
We do not measure credit losses on the undrawn credit exposure, as such undrawn credit exposure is unconditionally cancellable by us. However, we include interest on credit cards in the measurement of our allowance since these loans are not written off until the loan is 180 days past due.
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
Investments in AFS debt securities: Credit-related impairment is recognized as an allowance for credit losses in the consolidated balance sheets with a corresponding adjustment to provision for credit losses in the consolidated statements of operations and comprehensive income (loss). For certain securities that are guaranteed by the U.S. Treasury or government agencies, or sovereign entities of high credit quality, we concluded that there is no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses. For other investments in AFS debt securities, factors considered in evaluating credit losses include: (i) adverse conditions related to the macroeconomic environment or the industry, geographic area or financial condition of the issuer, (ii) other credit indicators of the security, such as external credit ratings, and (iii) payment structure of the security. For the year ended December 31, 2025, we did not recognize an allowance for credit losses on impaired investments in AFS debt securities.
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
Servicing rights in connection with transfers of financial assets are initially measured at fair value and recognized as a component of the gain or loss from sales of loans and the initial capitalization is reported within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). For loans originated on behalf of third parties for our Loan Platform Business, servicing rights recognized as a component of the gain on sale are reported within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
Servicing rights assumed from third parties as referral fees for financial assets for which we are not the loan originator are initially measured at fair value and recognized within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
Servicing rights are measured at fair value at each subsequent reporting date and changes in fair value are reported in earnings in the period in which they occur. Subsequent measurement changes for all servicing rights, including servicing fee payments and fair value changes, are included within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). For servicing rights with adequate compensation resulting in an initial and subsequent value of zero, we recognize servicing fees received during the period within noninterest income—loan origination, sales, securitizations and servicing. We elected the fair value option to measure our servicing rights to better align with the valuation of our transferred loans, which also tend to share a similar risk profile to the personal loan servicing we assume from third parties when we are not the loan originator. The loans are also impacted by similar factors, such as conditional prepayment rates and default rates. We consider the risk of the assets and the observability of inputs in determining the classes of servicing rights. We have three classes of servicing assets: personal loans, student loans and home loans.
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of our classes of servicing rights.
Property, Equipment and Software
All property, equipment and software are initially recorded at cost, while repairs and maintenance costs are expensed as incurred. Computer hardware, furniture and fixtures, software, buildings and finance lease ROU assets are depreciated or amortized on a straight-line basis over the estimated useful life of each class of depreciable or amortizable assets (ranging from 3 to 30 years). Leasehold improvements are amortized over the shorter of the respective lease term or the estimated lives of the leasehold improvements.
Software includes both purchased and internally-developed software. Internally-developed software is capitalized when preliminary project efforts are successfully completed, and it is probable that both the project will be completed and the software will be used as intended. Capitalized costs consist of salaries and compensation costs (inclusive of share-based compensation) for employees, fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and functionality enhancements, and are amortized over a useful life ranging from 3 to 5 years. Other costs are expensed as incurred.
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
The operating lease ROU assets are increased by any prepaid lease payments and are reduced by any unamortized lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Base rent is typically subject to rent escalations on each annual anniversary from the lease commencement dates. Lease expense for lease payments, including any step rent provisions specified in the lease agreements, is recognized on a straight-line basis over the lease term and is allocated among the components of noninterest expense in the consolidated statements of operations and comprehensive income (loss). The finance lease ROU assets are depreciated on a straight-line basis over the estimated useful life ranging from 5 to 7 years. Interest expense on finance leases is recognized for the difference between the present value of the lease liabilities and the scheduled lease payments within interest expense—other in the consolidated statements of operations and comprehensive income (loss).
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
Derivative Financial Instruments
We enter into derivative contracts to manage future loan sale execution risk. We did not elect hedge accounting, as management’s hedging intentions are to economically hedge the risk of unfavorable changes in the fair values of our personal loans, student loans and home loans. Our derivative instruments used to manage future loan sale execution risk include interest rate swaps, interest rate caps, credit derivatives and home loan pipeline hedges. We also have IRLCs, interest rate swaps and interest rate caps that are not related to future loan sale execution risk.
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
Loan Commitments
The Company allows applicants to lock in an interest rate on certain loans to be funded at a later time. Applicants can exit the loan origination process up until the loan funding date. SoFi’s obligation to fund the loan at the committed terms begins on the date that we extend the final loan offer to borrowers, prior to the applicant’s acceptance of the offer and the loan funding date. The student loan commitments meet the scope exception for issuers of commitments to originate non-mortgage loans. As the writer of the commitments, we elected the fair value option to measure our unfunded loan commitments to align with the measurement methodology of our originated loans. As such, our loan commitments are carried at fair value on a recurring basis. Depending on the measurement date position, loan commitments are presented within other assets or accounts payable, accruals and other liabilities in the consolidated balance sheets. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss).
Loan commitments also include IRLCs, whereby we commit to interest rate terms prior to completing the origination process for home loans. IRLCs are derivative instruments that are measured at fair value on a recurring basis. Changes in fair

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
value are recognized within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). See “Derivative Financial Instruments” in this Note for additional information on our derivative instruments.
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
We elected the fair value option to measure certain securitization debt, with the intent to mitigate the accounting divergence between debt liabilities measured at historical cost and the corresponding loans securing these financings, which are risk-managed on a fair value basis. For securitization debt carried at fair value on a recurring basis, we record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). We determined the fair value of the applicable securitization debt using a discounted cash flow methodology, while also considering market data as it becomes available. The key inputs to the calculation include the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Convertible Senior Notes
In October 2021, we issued $1.2 billion aggregate principal amount of convertible senior notes due 2026 (the “2026 convertible notes”), which do not bear regular interest, will mature on October 15, 2026 (unless earlier repurchased, redeemed or converted) and will be convertible by the noteholders beginning in April 2026 under certain circumstances. We will settle conversions of the 2026 convertible notes by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). The 2026 convertible notes are redeemable, in whole or in part, at our option at any time, and from time to time, beginning on or after October 15, 2024 through the 30th scheduled trading day immediately before the maturity date at a cash redemption price equal to the principal amount of the 2026 convertible notes to be redeemed, plus accrued interest, if any, but excluding the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. Additionally, the 2026 convertible notes may incur special interest in the event of default, or additional interest if the Company has not satisfied certain reporting conditions or the 2026 convertible notes are not otherwise freely tradable, as such term is defined in the applicable indenture. If special interest or additional interest is incurred on the 2026 convertible notes, it could require an additional use of cash. In December 2023, March 2024, and August 2024, we entered into repurchase agreements to repurchase in aggregate principal amount of the 2026 convertible notes totaling $88.0 million, $600.0 million, and $84.0 million, respectively. See Note 12. Debt for more detailed disclosure of the term and features of the 2026 convertible notes.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
In March 2024, we issued $862.5 million aggregate principal amount of convertible senior notes due 2029 (the “2029 convertible notes”). The 2029 convertible notes will mature on March 15, 2029, unless earlier repurchased, redeemed or converted. We will settle conversion of the 2029 convertible notes by paying or delivering cash, and if applicable, shares of our common stock for the amount in excess of the cash redemption price, based on the applicable conversion rate. The 2029 convertible notes will also be redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 15, 2027 through the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2029 convertible notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date, but only if certain liquidity conditions described in the indenture are satisfied and certain conditions are met with respect to the last reported sale price per share of our common stock prior to conversion. See Note 12. Debt for more detailed disclosure of the term and features of the 2029 convertible notes.
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
See Note 13. Equity for additional information on the Capped Call Transactions.
Residual Interests Classified as Debt
Within consolidated securitizations, the residual interests held by third parties are presented as residual interests classified as debt in the consolidated balance sheets. We measure residual interests classified as debt at fair value on a recurring basis. We record subsequent measurement changes in fair value in the period in which the change occurs within noninterest

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). We determine the fair value of residual interests classified as debt using a discounted cash flow methodology, while also considering market data as it becomes available.
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
Loan Origination and Sales Activities
As part of our loan sale agreements, we may retain the rights to service sold loans. We calculate a gain or loss on the sale based on the sum of the proceeds from the sale and any servicing asset or liability recognized, less the carrying value of the loans sold. Our gain or loss calculation is also inclusive of repurchase liabilities recognized at the time of sale, and is recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss) or within noninterest income—loan platform fees in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business.
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
Advertising, Sales and Marketing
Advertising production costs and advertising communication costs, as well as amounts paid to various affiliates to market our products, are included within noninterest expense—sales and marketing in the consolidated statements of operations and comprehensive income (loss). Advertising costs are expensed either as incurred or when the advertising takes place, depending on the nature of the advertising activity. For the years ended December 31, 2025, 2024 and 2023, advertising totaled $426,233, $321,951 and $284,176, respectively.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Restructuring
During the years ended December 31, 2025, 2024 and 2023, we recognized restructuring charges of $948, $1,530 and $12,749, respectively, within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive income (loss). Restructuring charges in 2025 and 2024 were primarily related to legal entity restructuring. Restructuring charges in 2023 were associated with a reduction in headcount in the Technology Platform segment in the first quarter of 2023, as well as expenses in the fourth quarter of 2023 related to a reduction in headcount across the Financial Services, Lending and corporate functions, which primarily included employee-related wages, benefits and severance.
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
Recently Adopted Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. The ASU improves income tax disclosures primarily related to enhancements of the rate reconciliation and income taxes paid information. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this standard effective for the reporting periods noted above on a prospective basis. The adoption of this standard did not have any impact on the Company’s financial condition, results of operations or cash flows, but resulted in enhancements to our income tax disclosures. See Note 17. Income Taxes for further information.
Crypto-Assets
On December 2023, the FASB issued ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60). ASU 2023-08 amends ASC 350, Intangibles – Goodwill and Other, to provide guidance on the accounting for and disclosure of crypto assets and requires that the Company (i) subsequently remeasure crypto assets at fair value in the consolidated balance sheets and record gains and losses from remeasurement in net income (loss) in the consolidated statements of operations and comprehensive income (loss); (ii) present crypto assets separate from other intangible assets in the consolidated balance sheets; (iii) present the gains and losses from remeasurement of crypto assets separately in the consolidated statements of operations and comprehensive income (loss); and (iv) provide specific disclosures for crypto assets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The standard is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years with early adoption permitted, and a cumulative-effect adjustment to the opening balance of retained earning as of the beginning of the annual reporting period in which the entity adopts the amendment.
We adopted this standard during the fourth quarter of 2025 concurrent with SoFi Bank’s launch of SoFi Crypto, which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions and provide liquidity for the platform, we maintain an incidental inventory of crypto assets for operational purposes, none of which are held as long-term speculative investments and are immaterial. As a result, the adoption did not have a material impact on the Company's consolidated financial statements presented.
Safeguarding Crypto-Assets
In January 2025, the SEC released Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinds the interpretive guidance provided in Staff Accounting Bulletin No. 121 (“SAB 121”) for reporting entities that have an obligation to safeguard customers' crypto assets. Under SAB 121, entities were required to recognize both a liability and a corresponding asset for their safeguarding obligations. With the new guidance, an entity that has a safeguarding obligation should assess whether it has any loss contingencies under ASC 450, Contingencies. SAB 122 must be applied retrospectively for annual periods beginning after December 15, 2024, with early adoption permitted in any interim or annual financial statement period filed with the SEC on or after January 30, 2025.
We adopted this standard during the fourth quarter of 2025 on a retrospective basis, concurrent with SoFi Bank’s launch of SoFi Crypto, which gives members the ability to buy, sell and hold digital assets. We had previously exited a similar crypto business in the first quarter of 2024, in connection with our approval as a bank holding company by the Federal Reserve. As a result of the adoption of SAB 122, we will not recognize a liability or a corresponding asset for safeguarding obligations for the periods presented.
We also considered whether a liability representing anticipated losses from crypto assets which we hold in custody (i.e. off balance sheet) on behalf of users should be recognized under the ASC 450-20 Loss Contingencies framework. As of December 31, 2025, the likelihood of loss from crypto assets which we held in custody on behalf of users was remote; as such, no liability was recorded on our consolidated balance sheets.
Recent Accounting Standards Issued, But Not Yet Adopted
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
Acquisition of Technisys S.A.
On March 3, 2022, we acquired Technisys S.A., a Luxembourg société anonyme, (“Technisys”), pursuant to an Agreement and Plan of Merger dated as of February 19, 2022 and amended as of March 3, 2022, by and among the Company, Technisys, Atom New Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Atom, and Atom Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of SoFi Technologies (the “Technisys Merger”). In the business combination, we acquired all of the outstanding equity interests in Technisys for a total purchase consideration of $913.8 million.
We settled vested employee performance awards, which were a component of the purchase consideration above, with payments during the years ended December 31, 2023 and 2022 of $19,656 and $17,641, respectively. During the year ended December 31, 2023, we released 6,259,736 escrow shares during the second and fourth quarters of 2023. The remaining 45,859 shares continued to be held in escrow as of December 31, 2025 pending resolution of outstanding indemnification claims by SoFi. These claims were resolved and all shares were released in January 2026.
Acquisition of Wyndham Capital Mortgage
On April 3, 2023, we acquired all of the outstanding equity interests in Wyndham for cash consideration. With the acquisition of Wyndham, a fintech mortgage lender, we broadened our suite of home loan products and now manage the technology for a digitized mortgage experience. The acquisition was accounted for as a business combination. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which was expected to be deductible for tax purposes. The fair value estimates were subject to change for

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
up to one year after the acquisition date as additional information became available. The acquisition was not determined to be a significant acquisition.

Note 3. Revenue

In each of our revenue arrangements, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects our expected consideration in exchange for those goods or services.
Technology Products and Solutions
We earn fees for providing an integrated technology platform as a service for financial and non-financial institutions. Our single performance obligation is the promise to stand ready to provide integrated technology platform services as needed throughout the contract term. The integrated technology platform service fees are determined based on the number of accounts supported on the platform and on the volume of transactions generated on the platform. We satisfy our performance obligation continuously throughout the contractual arrangements and our customers receive and consume the benefits simultaneously as we perform. Our integrated technology platform as a service is a stand-ready obligation, as we provide the service regardless of the timing and quantity of accounts on the platform and transactions generated on the platform. Under this stand-ready obligation, our performance obligation is satisfied over time throughout the contract term rather than at a point in time. The service of standing ready to fulfill our integrated platform as a service offering is substantially the same each day and has the same pattern of transfer to the customer. Therefore, we determined that our stand-ready performance obligation comprises a series of distinct days of service. We are the principal in our integrated technology platform services arrangements as we control the service of completing transactions on the platform.
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
Referrals
We earn specified referral fees in connection with certain referral activities we facilitate through our platform. In one type of referral arrangement, we refer end users through our platform to third-party enterprise partners. Our referral fee is calculated as either a fixed price per successful referral or a percentage of the transaction volume between the enterprise partners and referred consumers. In another type of referral arrangement, we earn referral fulfillment fees for providing pre-qualified borrower referrals to a third-party partner who separately contracts with a loan originator. Our referral fees are based on the referred loan amount, subject to a referral fulfillment fee penalty if a loan is determined to be ineligible and becomes a charged-off loan as defined in the contract. We recognize revenue upon origination for each referred loan, less the estimated referral fulfillment fee penalty. The estimated referral fulfillment fee penalty was immaterial for the years ended December 31, 2025, 2024 and 2023.
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

	Year Ended December 31,
	2025	2024	2023
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$79,985	$52,129	$33,602
Referrals, other(2)	12,454	8,197	4,841
Interchange(2)	114,315	66,829	35,247
Brokerage(2)	39,666	21,494	21,127
Other(2)(3)	12,141	2,797	2,647
Total financial services	258,561	151,446	97,464
Technology Platform
Technology services	355,721	346,185	319,845
Other(3)	5,071	5,492	4,145
Total technology platform(4)	360,792	351,677	323,990
Total revenue from contracts with customers	619,353	503,123	421,454
Other sources of revenue
Loan origination, sales, securitizations and servicing	242,947	278,114	409,140
Loan platform business, other(1)	495,926	89,479	—
Other(5)	36,172	87,662	30,455
Total other sources of revenue	775,045	455,255	439,595
Total noninterest income	$1,394,398	$958,378	$861,049
_____________________
(1) Presented within noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
(2) Presented within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
(3) Financial Services includes revenues from wire fee income, enterprise services, SoFi Plus subscriptions, and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(4) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the consolidated statements of operations and comprehensive income (loss). Related to these technology platform services, we had deferred revenue of $8,535

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
and $7,474 as of December 31, 2025 and 2024, respectively, which are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, we recognized revenue of $10,260, $7,112 and $8,327, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the consolidated statements of operations and comprehensive income (loss).
(5) Includes gain on extinguishment of convertible debt of $62,517 during the year ended December 31, 2024.
Contract Balances
As of December 31, 2025 and 2024, accounts receivable, net associated with revenue from contracts with customers was $56,154 and $61,569, respectively, reported within other assets in the consolidated balance sheets.

Note 4. Loans

As of December 31, 2025, our loan portfolio consisted of (i) loans held for sale, including personal loans, which are measured at fair value under the fair value option or at lower of amortized cost or fair value, and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	December 31,
	2025	2024
Loans held for sale
At fair value
Personal loans(1)	$21,540,668	$17,532,396
Home loans	1,205,115	152,496
Total loans held for sale, at fair value	22,745,783	17,684,892
At lower of amortized cost or fair value
Personal loans(2)	116,966	—
Total loans held for sale, at lower of amortized cost or fair value	116,966	—
Total loans held for sale	22,862,749	17,684,892
Loans held for investment
Student loans(3)	13,657,578	8,597,368
Total loans held for investment, at fair value	13,657,578	8,597,368
Secured loans	873,981	806,441
Credit card	467,854	289,159
Commercial and consumer banking:
Commercial real estate	159,265	136,474
Commercial and industrial	4,161	4,986
Residential real estate and other consumer	11,475	9,398
Total commercial and consumer banking	174,901	150,858
Total loans held for investment, at amortized cost(4)	1,516,736	1,246,458
Total loans held for investment	15,174,314	9,843,826
Total loans	$38,037,063	$27,528,718
_____________________
(1) There were no personal loans in consolidated VIEs as of December 31, 2025. Includes $171,421 of personal loans in consolidated VIEs as of December 31, 2024.
(2) Includes loans originated as part of the loan platform business on behalf of third party partners.
(3) Includes $4,410,038 and $2,034,559 of student loans covered by financial guarantees, and $65,796 and $80,812 of student loans in consolidated VIEs as of December 31, 2025 and 2024, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(4) See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards and Note 5. Allowance for Credit Losses for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.
Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans for which we elected the fair value option. See Note 15. Fair Value Measurements for the assumptions used in our fair value model.

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2025
Unpaid principal balance	$20,243,217	$12,875,440	$1,133,329	$34,251,986
Accumulated interest	151,079	58,277	4,888	214,244
Cumulative fair value adjustments	1,146,372	723,861	66,898	1,937,131
Total fair value of loans(1)	$21,540,668	$13,657,578	$1,205,115	$36,403,361
December 31, 2024
Unpaid principal balance	$16,589,623	$8,215,629	$149,862	$24,955,114
Accumulated interest	128,733	44,603	260	173,596
Cumulative fair value adjustments	814,040	337,136	2,374	1,153,550
Total fair value of loans(1)	$17,532,396	$8,597,368	$152,496	$26,282,260
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

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2025
Unpaid principal balance	$104,486	$18,141	$920	$123,547
Accumulated interest	5,286	384	—	5,670
Cumulative fair value adjustments(1)	(85,843)	(13,512)	(377)	(99,732)
Fair value of loans 90 days or more delinquent(2)	$23,929	$5,013	$543	$29,485
December 31, 2024
Unpaid principal balance	$91,477	$9,578	$339	$101,394
Accumulated interest	4,400	168	1	4,569
Cumulative fair value adjustments(1)	(75,390)	(6,760)	(22)	(82,172)
Fair value of loans 90 days or more delinquent(2)	$20,487	$2,986	$318	$23,791
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). As such, the $100 million fair value adjustment as of December 31, 2025 has been recorded in noninterest income—loan origination, sales, securitizations and servicing in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for further discussion of the policies for determining the fair value of our loan portfolios.
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
The following table summarizes our loan securitization transfers, other than those related to our Loan Platform Business, that qualified for sale accounting treatment. There were no such loan securitization transfers qualifying for sale accounting treatment during the year ended December 31, 2025.

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

Deconsolidation of debt reflects the impacts of previously consolidated VIEs that became deconsolidated during the period because we no longer hold a significant financial interest in the underlying securitization entity, which can fluctuate from period to period. Gains and losses on deconsolidations are presented within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss).
During the year ended December 31, 2025, we had deconsolidation of debt on personal loans of $13.2 million. During the year ended December 31, 2024, we had deconsolidation of debt on student loans of $98.0 million. During the year ended December 31, 2023, we had deconsolidation of debt on student loans of $100.3 million. For all periods, the impact on earnings from these deconsolidations was immaterial.
The following table summarizes our current whole loan sales:

	Year Ended December 31,
	2025	2024	2023
Personal loans
Fair value of consideration received:
Cash	$1,588,982	$2,967,487	$567,904
Receivable	—	5,288	—
Servicing assets recognized	98,420	178,919	30,168
Repurchase liabilities recognized	(2,432)	(9,907)	(2,069)
Total consideration	1,684,970	3,141,787	596,003
Aggregate unpaid principal balance and accrued interest of loans sold	1,589,607	2,973,077	567,003
Realized gain	$95,363	$168,710	$29,000

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Student loans
Fair value of consideration received:
Cash	$405,538	$310,331	$98,624
Servicing assets recognized	11,221	8,249	2,792
Repurchase liabilities recognized	(38)	(46)	(16)
Total consideration	416,721	318,534	101,400
Aggregate unpaid principal balance and accrued interest of loans sold	393,579	303,578	99,916
Realized gain	$23,142	$14,956	$1,484
Home loans
Fair value of consideration received:
Cash	$2,417,586	$1,750,711	$1,022,600
Servicing assets recognized	18,310	14,675	10,184
Repurchase liabilities recognized	(4,351)	(2,958)	(1,765)
Total consideration	2,431,545	1,762,428	1,031,019
Aggregate unpaid principal balance and accrued interest of loans sold	2,379,280	1,738,036	1,029,623
Realized gain	$52,265	$24,392	$1,396

The following table summarizes our delinquent whole loan sales during the years ended December 31, 2025 and 2024. There were no delinquent whole loan sales during the year ended December 31, 2023.

	Year Ended December 31,
	2025	2024
Personal loans
Fair value of consideration received:
Cash	$28,794	$24,228
Servicing assets recognized	25,197	20,259
Repurchase liabilities recognized	(378)	(136)
Total consideration	53,613	44,351
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	378,780	319,738
Realized loss	$(325,167)	$(275,387)
__________________
(1) For the years ended December 31, 2025 and 2024, includes $359.9 million and $302.9 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the years ended December 31, 2025 and 2024, $209.2 million and $197.4 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss). These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of December 31, 2025 and 2024, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
The following table summarizes loans originated and subsequently sold as part of our Loan Platform Business, which are loans that we originate on behalf of a third-party for which we receive a fee during the years ended December 31, 2025 and 2024. There were no sales related to our Loan Platform Business during the year ended December 31, 2023.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Year Ended December 31,
	2025	2024
Personal loans
Fair value of consideration received:
Cash	$10,970,840	$2,149,271
Servicing assets recognized	79,251	15,149
Repurchase liabilities recognized	(10,661)	(856)
Total consideration	11,039,430	2,163,564
Aggregate carrying amount and accrued interest of loans sold(1)	10,557,465	2,077,243
Loan fees, net(2)	402,714	71,172
Servicing assets recognized	79,251	15,149
Loan platform fees recognized(3)	$481,965	$86,321
__________________
(1) Includes unpaid principal balance of $10.8 billion and $2.1 billion for the years ended December 31, 2025 and 2024, respectively.
(2) Represents loan platform fees earned less the repurchase liabilities recognized at the time of sale.
(3) Recorded in noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
The following table summarizes the results of the transfer related to the portion of personal loans that we contributed as part of a securitization that qualified for sale accounting treatment, which related to incremental loans originated and subsequently sold as part of our Loan Platform Business. There were no loan securitization transfers related to our Loan Platform Business qualifying for sale accounting treatment during the year ended December 31, 2024.

Year Ended December 31,
2025
Personal loans
Fair value of consideration received:
Cash(1)	$(568)
Securitization investments retained(2)	128,835
Servicing assets recognized	925
Repurchase liabilities recognized	(118)
Total consideration	129,074
Aggregate carrying amount and accrued interest of loans sold(3)	124,978
Gain from loan sales(4)	$4,096
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
(3)Includes unpaid principal balance of $126.9 million for the year ended December 31, 2025.
(4)Recorded in noninterest income—loan platform fees in the consolidated statements of operations and comprehensive income (loss).
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
December 31, 2025
Loans in delinquency (30+ days past due)	$235,479	$30,523	$49,819	$315,821
Total loans in delinquency	396,827	57,225	49,819	503,871
Total transferred loans serviced(1)	13,215,980	2,653,191	7,037,366	22,906,537
December 31, 2024
Loans in delinquency (30+ days past due)	$109,169	$67,234	$35,910	$212,313
Total loans in delinquency	168,403	129,317	35,910	333,630
Total transferred loans serviced(1)	6,060,329	5,230,303	6,234,859	17,525,491
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Year Ended December 31,
	2025	2024	2023
Personal loans
Servicing fees collected from transferred loans	$96,116	$72,681	$20,577
Charge-offs, net of recoveries, of transferred loans	654,030	387,700	167,643
Student loans
Servicing fees collected from transferred loans	18,334	23,537	27,401
Charge-offs, net of recoveries, of transferred loans	41,524	41,639	41,642
Home loans
Servicing fees collected from transferred loans	18,487	17,166	14,530
Total
Servicing fees collected from transferred loans	$132,937	$113,384	$62,508
Charge-offs, net of recoveries, of transferred loans	695,554	429,339	209,285

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest, deferred origination costs and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
December 31, 2025
Secured loans	$872,253	$—	$—	$—	$—	$872,253
Credit card	483,803	4,650	3,713	9,161	17,524	501,327
Commercial and consumer banking:
Commercial real estate	159,854	—	373	—	373	160,227
Commercial and industrial	4,048	57	—	73	130	4,178
Residential real estate and other consumer(3)	11,536	—	—	—	—	11,536
Total commercial and consumer banking	175,438	57	373	73	503	175,941
Total loans	$1,531,494	$4,707	$4,086	$9,234	$18,027	$1,549,521
December 31, 2024
Secured loans	$804,800	$—	$—	$—	$—	$804,800
Credit card	312,676	3,429	3,311	9,056	15,796	328,472
Commercial and consumer banking:
Commercial real estate	138,172	—	—	—	—	138,172
Commercial and industrial	4,831	—	188	77	265	5,096
Residential real estate and other consumer(3)	9,370	—	—	—	—	9,370
Total commercial and consumer banking	152,373	—	188	77	265	152,638
Total loans	$1,269,849	$3,429	$3,499	$9,133	$16,061	$1,285,910
_____________________
(1)Generally, all of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, credit card, commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $49,205 and $44,350 as of December 31, 2025 and 2024, respectively, accrued interest of $7,045 and $4,125, respectively, and deferred origination costs of $8,687 and $912 as of December 31, 2025 and 2024, respectively. For secured loans, the balance is presented before accrued interest of $1,728 and $1,641 as of December 31, 2025 and 2024, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,729 and $2,334, as of December 31, 2025 and 2024, respectively, and accrued interest of $689 and $554, respectively.
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

	December 31,
FICO	2025	2024
≥ 800	$47,275	$38,076
780 – 799	26,942	24,566
760 – 779	29,154	24,533
740 – 759	34,503	26,321
720 – 739	44,021	30,215
700 – 719	56,155	36,050
680 – 699	60,183	37,994
660 – 679	56,007	30,504
640 – 659	45,315	21,206
620 – 639	32,084	14,098
600 – 619	20,397	9,393
≤ 599	49,291	35,516
Total credit card	$501,327	$328,472
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$35,440	$33,002	$18,782	$23,797	$6,960	$20,815	$138,796	$161
Watch	—	—	2,215	9,227	—	1,174	12,616	—
Special mention	—	2,445	2,929	—	—	708	6,082	—
Substandard	—	—	—	—	—	2,572	2,572	—
Total commercial real estate	$35,440	$35,447	$23,926	$33,024	$6,960	$25,269	$160,066	$161
Commercial and industrial
Pass	$—	$120	$41	$—	$—	$2,728	$2,889	$1,145
Substandard	—	—	—	—	—	144	144	—
Total commercial and industrial	$—	$120	$41	$—	$—	$2,872	$3,033	$1,145
Residential real estate and other consumer
Pass	$264	$—	$—	$—	$—	$4,021	$4,285	$7,251
Total residential real estate and other consumer	$264	$—	$—	$—	$—	$4,021	$4,285	$7,251
Total commercial and consumer banking	$35,704	$35,567	$23,967	$33,024	$6,960	$32,162	$167,384	$8,557
Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans were $872.3 million and $804.8 million as of December 31, 2025 and 2024, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the majority of which have a term of 7 years or less. Our secured loans were originated in 2023, 2024 and 2025 are all current and there have been no charge-offs since origination.
We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of December 31, 2025 and 2024, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Balance at January 1, 2023	$39,110	$1,678	$2,785
Provision for credit losses(2)	54,267	678	773
Net charge-offs(3)	(40,992)	(46)	(1,721)
Balance at December 31, 2023	$52,385	$2,310	$1,837
Provision for credit losses(2)	31,599	113	3,685
Net charge-offs(3)	(39,634)	(89)	(3,078)
Balance at December 31, 2024	$44,350	$2,334	$2,444
Provision for credit losses(2)	30,898	(579)	698
Net charge-offs(3)	(26,043)	(26)	(144)
Balance at December 31, 2025	$49,205	$1,729	$2,998
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
(3)During the years ended December 31, 2025, 2024 and 2023, recoveries of amounts previously reserved related to credit cards were $5,468, $4,166 and $2,895, respectively. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the years ended December 31, 2025, 2024 and 2023. During the years ended December 31, 2025, 2024 and 2023, recoveries of amounts previously reserved related to accounts receivable were $943, $1,227 and $1,252, respectively.
Credit card: Accrued interest receivables written off by reversing interest income were $6.5 million, $9.0 million and $9.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6. Investment Securities

The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
December 31, 2025
U.S. Treasury securities	$74,540	$1,115	$166	$(465)	$75,356
Agency mortgage-backed securities	2,335,501	5,095	15,362	(1,352)	2,354,606
Corporate bonds	184	3	—	(2)	185
Asset-backed bonds(2)	19,626	83	—	(6)	19,703
Residual investments(2)	3,825	38	—	(93)	3,770
Other(3)	951	8	—	(126)	833
Total investments in AFS debt securities	$2,434,627	$6,342	$15,528	$(2,044)	$2,454,453
December 31, 2024
U.S. Treasury securities	$277,555	$2,622	$77	$(6,602)	$273,652
Agency mortgage-backed securities	1,525,913	3,048	3,522	(6,089)	1,526,394
Corporate bonds	3,272	39	—	(94)	3,217
Other(3)	946	8	—	(174)	780
Total investments in AFS debt securities	$1,807,686	$5,717	$3,599	$(12,959)	$1,804,043
_____________________

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(1) As of December 31, 2025 and 2024, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) approximately 99% and 100% of the amortized cost basis of our investments as of December 31, 2025 and 2024, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary, classified as AFS debt securities. See Note 7. Securitization and Variable Interest Entities for additional information.
(3) Includes state municipal bond securities.
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. Treasury securities	$49,962	$(465)	$—	$—	$49,962	$(465)
Agency mortgage-backed securities	202,845	(497)	19,661	(855)	222,506	(1,352)
Corporate bonds	—	—	185	(2)	185	(2)
Asset-backed bonds	19,703	(6)	—	—	19,703	(6)
Residual investments	3,770	(93)	—	—	3,770	(93)
Other	—	—	834	(126)	834	(126)
Total investments in AFS debt securities	$276,280	$(1,061)	$20,680	$(983)	$296,960	$(2,044)
December 31, 2024
U.S. Treasury securities	$217,683	$(6,497)	$5,256	$(105)	$222,939	$(6,602)
Agency mortgage-backed securities	614,081	(5,499)	7,319	(590)	621,400	(6,089)
Corporate bonds	—	—	3,216	(94)	3,216	(94)
Other	—	—	780	(174)	780	(174)
Total investments in AFS debt securities	$831,764	$(11,996)	$16,571	$(963)	$848,335	$(12,959)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
December 31, 2025
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$387	$—	$74,153	$—	$74,540
Agency mortgage-backed securities	—	46,555	206	2,288,740	2,335,501
Corporate bonds	—	184	—	—	184
Asset-backed bonds	—	—	19,626	—	19,626
Residual investments	—	—	3,825	—	3,825
Other	—	—	951	—	951
Total investments in AFS debt securities	$387	$46,739	$98,761	$2,288,740	$2,434,627
Weighted average yield for investments in AFS debt securities(1)	4.60%	4.52%	5.69%	5.24%	5.19%

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$395	$—	$73,846	$—	$74,241
Agency mortgage-backed securities	—	46,916	197	2,302,398	2,349,511
Corporate bonds	—	182	—	—	182
Asset-backed bonds	—	—	19,620	—	19,620
Residual investments	—	—	3,732	—	3,732
Other	—	—	825	—	825
Total investments in AFS debt securities	$395	$47,098	$98,220	$2,302,398	$2,448,111
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $6.3 million as of December 31, 2025.
Gross realized gains on our investments in AFS debt securities were $7.2 million, $4.2 million, and $3.4 million, respectively, during the years ended December 31, 2025, 2024, and 2023. Gross realized losses on our investments in AFS debt securities were $0.4 million, $0.7 million, and $0.5 million, respectively, during the years ended December 31, 2025, 2024, and 2023. During the years ended December 31, 2025, 2024 and 2023, there were no transfers between classifications of our investments in AFS debt securities. See Note 13. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

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
As of December 31, 2025 and 2024, we had one and four consolidated VIEs, respectively, on our consolidated balance sheets. During the year ended December 31, 2025, we exercised a securitization clean up call related to three consolidated VIEs. The assets of consolidated VIEs that were included in our consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of December 31, 2025, and 2024. Intercompany balances are eliminated upon consolidation.

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
As of December 31, 2025, and December 31, 2024, we had investments in 22 and 23 nonconsolidated VIEs, respectively. During the year ended December 31, 2025, we established four nonconsolidated trusts and called five nonconsolidated trusts.
The following table presents the carrying value of Company assets associated with these nonconsolidated VIEs as of the dates presented.

	December 31,
	2025	2024
Securitization investments	$144,627	$91,646
Secured loans	873,981	806,441
Servicing rights	72,077	100,839
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

	December 31,
	2025	2024
Personal loans	$117,322	$56,849
Student loans	27,305	34,797
Securitization investments(1)	$144,627	$91,646
_____________________
(1)As of December 31, 2025, this includes $19.6 million and $3.8 million of asset-backed bonds and residual investments, respectively, classified as available for sale. See Note 6. Investment Securities for additional information.
See Note 15. Fair Value Measurements for the key inputs used in the fair value measurements of these asset-backed bonds and residual interests.
Low Income Housing Tax Credit Investments
In addition to the nonconsolidated VIEs noted above, the Company also makes equity investments as a limited partner in various entities that sponsor affordable housing projects that qualify for the LIHTC program. The purpose of these

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
investments is not only to support the Company’s community reinvestment initiatives, but also to provide an investment return, primarily through the realization of tax benefits. Each of these entities is managed by an unrelated third-party general partner or managing member that has the power to direct the activities which most significantly affect the performance of each entity. Therefore, the Company has determined that it is not the primary beneficiary of any of these LIHTC entities and accordingly, does not consolidate the VIEs.
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments, which are included in other assets and accounts payable, accruals and other liabilities, respectively, in the consolidated balance sheets. Our investments were $53.5 million and $12.6 million as of December 31, 2025 and 2024, respectively. The unfunded commitments, included as part of our investments, were $47.2 million and $11.1 million as of December 31, 2025 and 2024, respectively, the majority of which are expected to be funded over the next 3 years.
The Company accounts for its LIHTC investments under the proportional amortization method. Under this method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The related tax credits and other benefits recognized, as well as the amortization of the related investments were $1.6 million for the year ended December 31, 2025. The related tax credits and other benefits recognized, as well as the amortization of the related investments were immaterial for the year ended December 31, 2024.

Note 8. Goodwill and Intangible Assets

Goodwill
A rollforward of our goodwill balance is presented below:

	Year Ended December 31,
	2025	2024
Beginning balance	$1,393,505	$1,393,505
Changes during the period	—	—
Ending balance(1)	$1,393,505	$1,393,505
_____________________
(1) As of each of December 31, 2025 and 2024, goodwill attributable to the Lending, Technology Platform and Financial services reportable segments was $17,688, $1,338,658 and $37,159, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Intangible Assets
The following is a summary of the carrying amount and estimated useful lives of our intangible assets by class:

	Weighted Average Useful Life (Years)	Gross Balance	Accumulated Amortization	Net Book Value
December 31, 2025
Developed technology	8.5	$461,438	$(262,695)	$198,743
Capitalized software development costs(1)	4.0	38,288	(18,016)	20,272
Customer-related	3.9	167,350	(158,357)	8,993
Trade names, trademarks and domain names	5.9	20,060	(16,610)	3,450
Core deposits	7.3	1,000	(539)	461
Broker-dealer license and trading rights(2)	n/a	250	(250)	—
Core banking infrastructure(2)	n/a	17,100	(17,100)	—
Total		$705,486	$(473,567)	$231,919
December 31, 2024
Developed technology	8.5	$461,438	$(207,516)	$253,922
Capitalized software development costs(1)	4.0	29,584	(10,312)	19,272
Customer-related	3.9	167,350	(149,949)	17,401
Trade names, trademarks and domain names	5.9	20,060	(13,503)	6,557
Core deposits	7.3	1,000	(402)	598
Broker-dealer license and trading rights	5.7	250	(206)	44
Core banking infrastructure(2)	n/a	17,100	(17,100)	—
Total		$696,782	$(398,988)	$297,794
_____________________
(1) Includes capitalized costs related to software products to be sold, leased or marketed within our technology products and solutions arrangements. During the year ended December 31, 2025, the increase in capitalized software development costs relates to increased Technology Platform activity. During the year ended December 31, 2025, total amortization expense related to capitalized software was $6,917, and capitalized share-based compensation related to capitalized software development costs was immaterial.
(2) These intangible assets were fully amortized but remain in use by the Company.
For the years ended December 31, 2025, 2024 and 2023, amortization expense associated with intangible assets was $74,579, $75,494 and $104,919, respectively. There were no abandonments or impairments during any of the years presented.
Estimated future amortization expense associated with intangible assets as of December 31, 2025 is as follows:

2026	$72,017
2027	58,512
2028	55,723
2029	23,047
2030	20,880
Thereafter	1,740
Total	$231,919

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 9. Property, Equipment, Software and Leases

Property, Equipment and Software
The table below presents our major classes of depreciable and amortizable assets by function:

	Gross Balance	Accumulated Depreciation/Amortization	Carrying Value
December 31, 2025
Software(1)	$588,849	$(208,328)	$380,521
Leasehold improvements	39,449	(27,968)	11,481
Computer hardware	40,104	(25,606)	14,498
Furniture and fixtures	16,090	(13,408)	2,682
Finance lease ROU assets(2)	15,978	(11,692)	4,286
Building and land	3,277	(297)	2,980
Total	$703,747	$(287,299)	$416,448
December 31, 2024
Software(1)	$400,334	$(150,178)	$250,156
Leasehold improvements	38,625	(23,684)	14,941
Computer hardware	30,641	(21,455)	9,186
Furniture and fixtures	15,997	(12,012)	3,985
Finance lease ROU assets(2)	15,978	(9,362)	6,616
Building and land	3,199	(214)	2,985
Total	$504,774	$(216,905)	$287,869
_____________________
(1)Software primarily includes internally-developed software related to significant developments and enhancements for our products. During the years ended December 31, 2025, 2024 and 2023, we capitalized $51,118, $39,907 and $31,126, respectively, of share-based compensation related to internally-developed software, and recognized associated amortization expense of $30,973, $24,673 and $16,074 , respectively.
(2)Finance lease ROU assets include our rights to certain physical signage. See below for additional information on our leases.
For the years ended December 31, 2025, 2024 and 2023, total depreciation and amortization expense associated with property, equipment and software, inclusive of the amortization of capitalized share-based compensation, was $159,572, $128,004 and $96,497, respectively.
For the years ended December 31, 2025, 2024 and 2023, we recognized no property, equipment and software abandonment and no impairments, and had immaterial losses on disposals.
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
The components of lease expense and supplemental cash flow and non-cash information related to our leases were as follows.

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$21,917	$21,445	$21,905
Finance lease cost – amortization of ROU assets	2,330	2,171	2,157
Finance lease cost – interest expense on lease liabilities	455	438	452
Short-term lease cost	1,219	1,391	1,718
Variable lease cost(1)	4,489	3,435	3,509
Sublease income	(1,609)	(1,381)	(1,034)
Total lease cost	$28,801	$27,499	$28,707
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$26,517	$24,848	$26,997
Operating cash outflows from finance leases	455	438	452
Financing cash outflows from finance leases	766	530	509
Supplemental non-cash information
Non-cash operating lease ROU assets obtained in exchange for lease liabilities(2)	$29,942	$2,950	$8,553
Non-cash finance lease ROU assets obtained in exchange for lease liabilities	—	878	—
_____________________
(1)Variable lease cost includes non-lease components classified as lease costs, such as common area maintenance fees, property taxes and utilities, that vary in amount for reasons other than the passage of time. We elected the practical expedient to not bifurcate the lease component from the non-lease components.
(2)Includes impacts from lease modifications. For the years ended December 31, 2025 and 2024, we had no operating lease ROU assets obtained through acquisitions. For the year ended December 31, 2023, this includes $6,995 of operating lease ROU assets obtained through acquisitions.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Supplemental balance sheet information related to our leases was as follows:

	December 31,
	2025	2024
Operating Leases
ROU assets	$93,941	$81,219
Operating lease liabilities	106,190	97,389
Weighted average remaining lease term (in years)	5.8	6.1
Weighted average discount rate	5.7%	5.8%
Finance Leases
ROU assets(1)	$4,286	$6,616
Finance lease liabilities(2)	12,753	13,520
Weighted average remaining lease term (in years)	13.7	14.6
Weighted average discount rate	3.5%	3.5%
_____________________
(1)Finance lease ROU assets are presented within property, equipment and software in the consolidated balance sheets.
(2)Finance lease liabilities are presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.
As of December 31, 2025, future maturities of lease liabilities and a reconciliation of the total undiscounted cash flows to the lease liabilities in the consolidated balance sheets were as follows:

	Operating Leases	Finance Leases
2026	$26,577	$1,251
2027	25,556	1,256
2028	22,552	1,269
2029	19,370	1,281
2030	12,691	1,061
Thereafter	19,613	9,810
Total	126,359	15,928
Less: imputed interest	(20,169)	(3,175)
Lease liabilities	$106,190	$12,753
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $32,239, $32,810, and $31,946 for the years ended December 31, 2025, 2024 and 2023, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive income (loss).

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 10. Other Assets and Other Liabilities

The following table presents the components of other assets:

	December 31,
	2025	2024
Accounts receivable, net(1)	$893,480	$587,496
Prepaid expenses and capitalized contract costs(2)	477,745	276,931
Deferred tax assets, net(3)	249,336	267,220
Credit default swap(4)	155,687	91,206
Restricted investments(5)	146,204	109,417
Derivative financial instruments(6)	71,961	290,714
LIHTC investments(7)	53,506	12,614
Investments in equity securities(8)	51,083	29,500
Other	78,042	49,571
Other assets	$2,177,044	$1,714,669
_____________________
(1) Includes accounts receivable, net of allowance for credit losses, associated with revenue from contracts with customers, deposit-related receivables and other receivables. See Note 5. Allowance for Credit Losses for information on the allowance for credit losses on accounts receivable.
(2) Includes capitalized incremental costs of obtaining certain contracts of $407,662 and $213,417 as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, we recognized associated amortization expense of $50,787 and $23,872, respectively. See Note 3. Revenue for additional information.
(3) See Note 17. Income Taxes for additional information on income taxes.
(4) We entered into credit default swaps related to our student loans which meets the definition of a financial guarantee and is excluded from derivative accounting treatment. We apply the insurance contract claim method by deferring the full estimated amount of premiums paid and payable at inception.
(5) Includes investments in FRB stock and FHLB stock, which are restricted investment securities that are not marketable. These investments are carried at cost and assessed for impairment.
(6) See Note 14. Derivative Financial Instruments and Note 15. Fair Value Measurements for additional information on derivative financial instruments.
(7) See Note 7. Securitization and Variable Interest Entities for additional information on LIHTC investments.
(8) See Note 15. Fair Value Measurements for additional information on investments in equity securities. Our equity method investment income for the years ended December 31, 2025 and 2024 was immaterial and we did not receive any distributions.
The following table presents the components of accounts payable, accruals and other liabilities:

	December 31,
	2025	2024
Accrued expenses(1)	$364,164	$265,316
Credit default swap(2)	155,687	91,206
Accounts payable	64,707	95,270
LIHTC commitments(3)	47,208	11,073
Accrued interest	25,103	26,441
Deferred tax liabilities, net(4)	21,426	20,164
Finance lease liability(5)	12,753	13,520
Deferred revenue(6)	8,535	7,474
Derivative financial instruments(7)	4,547	—
Other	39,586	26,459
Accounts payable, accruals and other liabilities	$743,716	$556,923
_____________________
(1) Includes accrued compensation and compensation-related expenses, accrued taxes and other accrued expenses.
(2) See footnote (3) to the table above.
(3) See Note 7. Securitization and Variable Interest Entities for additional information on LIHTC investments.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(4) See Note 17. Income Taxes for additional information on income taxes.
(5) See Note 9. Property, Equipment, Software and Leases for additional information on finance leases.
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
Below is a disaggregated presentation of our deposits:

	December 31,
	2025	2024
Savings deposits	$32,461,228	$22,838,858
Demand deposits(1)	3,685,409	2,205,377
Time deposits(1)(2)	1,240,713	817,165
Total interest-bearing deposits	37,387,350	25,861,400
Noninterest-bearing deposits	118,045	116,804
Total deposits	$37,505,395	$25,978,204
_____________________
(1) As of December 31, 2025 and 2024, includes brokered deposits of $1,402,355 and $772,914, respectively, consisting of time deposits.
(2) As of December 31, 2025 and 2024, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $26,317 and $20,305, respectively.
As of December 31, 2025, future maturities of our total time deposits were as follows:

2026	$1,240,353
2027	46
2028	170
2029	117
2030	27
Thereafter	—
Total	$1,240,713

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Debt

The following table summarizes the components of our debt:

	December 31, 2025						December 31, 2024
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Weighted Average Effective Interest Rate(3)	Termination/Maturity(4)	Total Capacity	Total Outstanding(5)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$—	4.46% – 5.07%	4.77%	June 2026 – October 2028	$3,700,000	$—	$205,367
Student loan warehouse facilities	—	4.37% – 4.90%	4.92%	May 2026 – November 2028	3,480,000	—	1,044,682
Risk retention warehouse facilities(6)	—	—	6.20%	—	—	—	6,834
Revolving credit facility(7)		5.29%	5.38%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(8)		—%	0.43%	October 2026		428,022	428,022
Convertible senior notes, due 2029(9)		1.25%	1.75%	March 2029		862,500	862,500
Other financing(10)	282,663				335,535	—	—
Securitizations
Personal loan securitizations	—	—	2.04%	—		—	14,377
Student loan securitizations	63,173	3.09% – 3.73%	3.40%	August 2048		54,107	66,501
Total, before unamortized debt issuance costs, premiums and discounts						$1,830,629	$3,114,283
Less: unamortized debt issuance costs, premiums and discounts(11)						(15,467)	(21,591)
Total debt						$1,815,162	$3,092,692
_____________________
(1)As of December 31, 2025, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of December 31, 2025. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of December 31, 2025 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 50 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our consolidated statements of operations and comprehensive income (loss).
(3)Weighted average effective interest rates are calculated based on the interest rates in effect as of December 31, 2025 and include the amortization of debt issuance costs.
(4)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(5)There were no debt discounts issued during the year ended December 31, 2025.
(6)For risk retention warehouse facilities, we only state capacity amounts for facilities wherein we can pledge additional asset-backed bonds and residual investments as of the balance sheet date.
(7)As of December 31, 2025, $11.4 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 18. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(8)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the years ended December 31, 2025, 2024 and 2023, total interest expense on the convertible notes was $1.8 million, $2.7 million and $5.1 million, respectively, and the effective interest rate was 0.43%, 0.43% and 0.43%, respectively. For all periods, interest expense was related to

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
amortization of debt discount and issuance costs. As of December 31, 2025 and 2024, unamortized debt discount and issuance costs were $1.5 million and $3.3 million, respectively, and the net carrying amount was $426.6 million and $424.7 million, respectively.
(9)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the notes. For the years ended December 31, 2025 and 2024, total interest expense on the convertible notes was $15.1 million and $12.3 million, respectively, which was composed of $10.8 million and $8.7 million, respectively, of contractual interest expense, and $4.3 million and $3.6 million, respectively, of amortization of discounts and issuance costs; and the effective interest rate was 1.75% and 1.75%, respectively. As of December 31, 2025 and 2024, unamortized debt discount and issuance costs were $14.0 million and $18.3 million, respectively, and the net carrying amount was $848.5 million and $844.2 million, respectively.
(10)Includes $63.0 million of loans and $219.6 million of investment securities pledged as collateral to secure $285.5 million of available borrowing capacity with the FHLB, of which $46.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 18. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
(11)As of December 31, 2025 and 2024, unamortized debt issuance costs related to revolving debt of $1.0 million and $1.5 million, respectively, was reported in other assets in the consolidated balance sheets.
The total accrued interest payable on borrowings of $3.3 million and $7.5 million as of December 31, 2025 and 2024, respectively, was presented within accounts payable, accruals and other liabilities in the consolidated balance sheets.
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
As of December 31, 2025, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock.

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
During the three months ended December 31, 2025, a conditional conversion feature of the 2029 convertible notes was met. Specifically, the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. As a result of this condition being met, the 2029 convertible notes are convertible, in whole or in part, at the option of the holders from January 1, 2026 to March 31, 2026. Through February 17, 2026, no holder has elected to convert their notes. Whether the 2029 convertible notes will be convertible following March 31, 2026 will depend on the continued satisfaction of this conversion condition or another conversion condition in the future.
Settlement
We will settle conversions of the 2029 convertible notes by paying or delivering cash, and if applicable, shares of our common stock for the amount in excess of the cash redemption price, based on the applicable conversion rate. Consideration due upon conversion will be determined over an observation period consisting of 30 “VWAP Trading Days” (as defined in the indenture). The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
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
During the year ended December 31, 2025, we opened one warehouse facility with a capacity of $450.0 million. We closed two warehouse facilities with an aggregate maximum available capacity of $250.0 million, closed one risk retention facility, and one warehouse facility matured.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of December 31, 2025, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

December 31, 2025
2026	$428,022
2027	—
2028	486,000
2029	862,500
2030	—
Thereafter	—
Total	$1,776,522

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
In May 2024, the Company redeemed all of the 3,234,000 shares of Series 1 Redeemable Preferred Stock outstanding for a total redemption price of $339,903 or $105.1027 per share, subsequent to which the Company had no Series 1 Redeemable Preferred Stock outstanding. The total redemption price included: (i) a reduction to redeemable preferred stock of $320,374 for the carrying value of redeemable preferred stock at the time of exercise, (ii) a reduction to additional paid-in capital of $3,026 for the amount paid upon redemption over the carrying value of the redeemable preferred stock, and (iii) payment for accrued but unpaid dividends at the time of redemption of $16,503. During the years ended December 31, 2024 and 2023, the Series 1 preferred stockholders were entitled to dividends of $16,503 and $40,425, respectively. Payment for all accrued but unpaid dividends was made at the time of redemption.
Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
par value of $0.0001 per share. As of December 31, 2025, the Company had 1,270,568,878 shares of common stock and no shares of non-voting common stock issued and outstanding.
On July 31, 2025, the Company completed an underwritten public offering of 82,733,817 shares of common stock, at an offering price of $20.85 per share. The Company received net proceeds of $1.7 billion after deducting underwriting discounts and offering costs. On December 8, 2025, the Company completed an underwritten public offering of 54,545,454 shares of common stock, at an offering price of $27.50 per share. The Company received net proceeds of $1.5 billion after deducting underwriting discounts and offering costs. The Company used a portion of the proceeds to reduce its higher-cost debt and give the flexibility to pursue growth opportunities.
In January 2026, the Company completed the issuance and sale of common stock purchased pursuant to a 30-day option related to the December 2025 underwriting agreement. See Note 23. Subsequent Events for additional information.
The Company reserved the following common stock for future issuance:

	December 31,
	2025	2024
Outstanding stock options, restricted stock units and performance stock units	69,314,034	89,282,474
Possible future issuance under stock plans	124,357,791	81,764,571
Conversion of convertible notes(1)	19,096,202	19,096,202
Total common stock reserved for future issuance	212,768,027	190,143,247
_____________________
(1)Represents the number of common stock issuable upon conversion of all convertible note principal at the conversion rate in effect at the balance sheet date. As of December 31, 2025, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock. The principal amount of the 2029 convertible notes is to be settled by paying or delivering cash. See Note 12. Debt for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies, as discussed further in Note 21. Regulatory Capital. There were no dividends declared or paid to common stockholders during the years ended December 31, 2025, 2024 and 2023.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2023	$(8,611)	$315	$(8,296)
Other comprehensive income before reclassifications	6,238	677	6,915
Amounts reclassified from AOCI into earnings	172	—	172
Net current-period other comprehensive income(1)(2)	6,410	677	7,087
Balance at December 31, 2023	$(2,201)	$992	$(1,209)
Other comprehensive income (loss) before reclassifications	(7,324)	2	(7,322)
Amounts reclassified from AOCI into earnings	166	—	166
Net current-period other comprehensive income (loss)(1)(2)	(7,158)	2	(7,156)
Balance at December 31, 2024	$(9,359)	$994	$(8,365)
Other comprehensive income (loss) before reclassifications	24,610	(355)	24,255
Amounts reclassified from AOCI into earnings	(4,911)	—	(4,911)
Net current-period other comprehensive income (loss)(1)(2)	19,699	(355)	19,344
Balance at December 31, 2025	$10,340	$639	$10,979
_____________________
(1)Gross realized gains and losses from sales of our investments in AFS debt securities that were reclassified from AOCI to earnings are recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss). There were no reclassifications related to foreign currency translation adjustments during the years ended December 31, 2025, 2024 and 2023.
(2)There were no material tax impacts during any of the years presented.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 14. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Year Ended December 31,
	2025	2024	2023
Interest rate swaps(1)	$(148,192)	$324,980	$(8,782)
Interest rate caps(1)	—	(3,263)	(5,910)
Home loan pipeline hedges(1)	(16,186)	4,715	2,558
Derivative contracts to manage future loan sale execution risk	(164,378)	326,432	(12,134)
Interest rate swaps(1)(2)	(1,164)	5,045	876
IRLCs(1)	8,744	(928)	1,576
Interest rate caps(1)	—	3,276	5,975
Credit derivatives(1)(3)	—	(18,078)	—
Purchase price earn-out(1)(4)	—	—	9
Third party warrants(5)	—	90	78
Total	$(156,798)	$315,837	$(3,620)
_____________________
(1) Recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss).
(2) Represents gains (losses) on derivative contracts to manage securitization investment interest rate risk.
(3) Represents gains (losses) on derivative contracts to manage credit risk associated with consumer loans.
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
The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	December 31, 2025		December 31, 2024
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$61,583	$(133)	$288,062	$—
Home loan pipeline hedges	—	(4,547)	928	(43)
Total, gross	$61,583	$(4,680)	$288,990	$(43)
Derivative netting	(133)	133	(43)	43
Total, net(1)	$61,450	$(4,547)	$288,947	$—
_____________________
(1) As of December 31, 2025, we had a cash collateral requirement related to these instruments of $3,364. We did not have a cash collateral requirement related to these instruments as of December 31, 2024.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amount of derivative contracts outstanding:

	December 31,
	2025	2024
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$19,113,953	$14,829,500
Home loan pipeline hedges	1,244,000	228,000
Interest rate swaps(1)	21,047	55,500
IRLCs(2)	532,172	216,707
Total	$20,911,172	$15,329,707
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

Note 15. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	December 31, 2025				December 31, 2024
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$75,356	$—	$—	$75,356	$273,652	$—	$—	$273,652
Agency mortgage-backed securities(1)	—	2,354,606	—	2,354,606	—	1,526,394	—	1,526,394
Corporate bonds(1)	—	185	—	185	—	3,217	—	3,217
Other(1)	—	833	—	833	—	780	—	780
Asset-backed bonds(2)	—	113,272	—	113,272	—	66,252	—	66,252
Residual investments(2)	—	—	31,355	31,355	—	—	25,394	25,394
Investment securities(3)	75,356	2,468,896	31,355	2,575,607	273,652	1,596,643	25,394	1,895,689
Loans at fair value(4)	—	204,133	36,199,228	36,403,361	—	66,928	26,215,332	26,282,260
Servicing rights	—	—	378,178	378,178	—	—	342,128	342,128
Third party warrants(5)(6)	—	—	540	540	—	—	540	540
Derivative assets(5)(7)(8)	—	61,583	—	61,583	—	288,990	—	288,990
IRLCs(5)(9)	—	—	9,971	9,971	—	—	1,227	1,227
Student loan commitments(5)(9)	—	—	28,779	28,779	—	—	6,042	6,042
Total assets (11)	$75,356	$2,734,612	$36,648,051	$39,458,019	$273,652	$1,952,561	$26,590,663	$28,816,876
Liabilities
Debt(10)	$—	$54,107	$—	$54,107	$—	$80,878	$—	$80,878
Residual interests classified as debt	—	—	520	520	—	—	609	609
Derivative liabilities(5)(7)(8)	—	4,680	—	4,680	—	43	—	43
Total liabilities	$—	$58,787	$520	$59,307	$—	$80,921	$609	$81,530
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary. See Note 7. Securitization and Variable Interest Entities for additional information. We classify asset-backed bonds as Level 2 due to the use of quoted prices for similar assets in markets that are not active, as well as certain factors specific to us. The key inputs used to value the asset-backed bonds include the discount rate and conditional prepayment rate. The fair value of our asset-backed bonds was not materially impacted by default assumptions on the underlying securitization loans, as the subordinate residual interests are expected to absorb all estimated losses based on our default assumptions for the period. We classify the residual investments as Level 3 due to the reliance on significant unobservable valuation inputs. See Note 6. Investment Securities for additional information on the asset-backed bonds and residual investments included herein which are classified as available for sale.
(3)These assets are presented within investment securities in the consolidated balance sheets.
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of December 31, 2025 and 2024, interest rate swaps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
(9)IRLCs and student loan commitments (which include in-school loan and student loan refinancing commitments) are classified as Level 3 because of our reliance on assumed loan funding probabilities. The assumed probabilities are based on our internal historical experience with home loans and student loans similar to those in the funding pipelines on the measurement date.
(10)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of December 31, 2025 and 2024, the unpaid principal related to debt measured at fair value was $56,255 and $85,160, respectively. For the years ended December 31, 2025, 2024 and 2023, losses from changes in fair value were $2,097, $4,696 and $2,969, respectively. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the years ended December 31, 2025, 2024 and 2023.
(11)During the fourth quarter of 2025, the Company launched SoFi Crypto which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions, we maintain an incidental inventory of crypto assets for operational purposes. As of December 31, 2025, the fair value of our crypto assets were immaterial. These assets are presented within other assets and categorized as Level 1 as of December 31, 2025.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at
	January 1, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	December 31, 2025
Assets
Personal loans	$17,532,396	$(320,341)	$117,982	$(1,940,165)	$16,461,114	$(10,316,825)	$6,507	$21,540,668
Student loans	8,597,368	315,280	2,079,655	(376,545)	5,537,934	(2,506,005)	9,891	13,657,578
Home loans	85,568	66,859	—	(266,469)	1,143,666	(28,642)	—	1,000,982
Loans at fair value(1)	26,215,332	61,798	2,197,637	(2,583,179)	23,142,714	(12,851,472)	16,398	36,199,228
Servicing rights(2)	342,128	(23,628)	11,933	(20,330)	233,324	(165,249)	—	378,178
Residual investments(3)	25,394	1,677	13,019	(624)	—	(8,111)	—	31,355
IRLCs(4)	1,227	39,414	—	—	—	(30,670)	—	9,971
Student loan commitments(4)	6,042	42,352	—	—	—	(19,615)	—	28,779
Third party warrants(5)	540	—	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(609)	(70)	—	—	—	159	—	(520)
Net impact on earnings		$121,543

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at
	January 1, 2024	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	December 31, 2024
Assets
Personal loans	$15,330,573	$(554,796)	$168,114	$(4,483,253)	$15,499,773	$(8,415,255)	$(12,760)	$17,532,396
Student loans	6,725,484	48,209	2,053	(294,187)	3,780,752	(1,672,333)	7,390	8,597,368
Home loans	—	2,090	—	—	83,610	(210)	78	85,568
Loans at fair value(1)	22,056,057	(504,497)	170,167	(4,777,440)	19,364,135	(10,087,798)	(5,292)	26,215,332
Servicing rights(2)	180,469	6,280	6,316	(867)	281,006	(131,076)	—	342,128
Residual investments(3)	35,920	1,390	2,668	—	—	(14,584)	—	25,394
IRLCs(4)	2,155	8,766	—	—	—	(9,694)	—	1,227
Student loan commitments(4)	5,465	16,459	—	—	—	(15,882)	—	6,042
Third party warrants(5)	630	(90)	—	—	—	—	—	540
Liabilities
Residual interests classified as debt(3)	(7,396)	(108)	—	—	—	6,895	—	(609)
Net impact on earnings		$(471,800)
_____________________
(1)For loans at fair value, purchases reflect unpaid principal balance and relate to previously transferred loans. Purchase activity included elective repurchases of $1.7 billion and $165.3 million during the years ended December 31, 2025 and 2024, respectively, and securitization clean-up calls of $426.9 million during the year ended December 31, 2025. There were no securitization clean-up calls during the year ended December 31, 2024. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Issuances represent the principal balance of loans originated during the period. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, securitizations and servicing, and within noninterest expense—general and administrative in the consolidated statements of operations and comprehensive income (loss).
(2)For servicing rights, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss).
(3)For residual investments, sales include the derecognition of investments associated with securitization clean up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss), a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—loans and securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(4)For IRLCs and student loan commitments, settlements reflect funded and unfunded adjustments representing the unpaid principal balance of funded and unfunded loans during the quarter multiplied by the IRLC or student loan commitment price in effect at the beginning of the quarter. For year-to-date periods, amounts represent the summation of the per-quarter effects. For IRLCs and student loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss).
(5)For third party warrants, impacts on earnings are recorded within noninterest income—other in the consolidated statements of operations and comprehensive income (loss).
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk was $106.1 million, $73.3 million and $(26.6) million during the years ended December 31, 2025, 2024 and 2023, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	December 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	18.3% – 30.7%	26.9%	20.9% – 32.2%	26.0%
Annual default rate	3.7% – 37.9%	4.5%	4.4% – 51.2%	4.5%
Discount rate	4.4% – 6.6%	4.5%	5.3% – 7.4%	5.3%
Student loans
Conditional prepayment rate	9.6% – 12.9%	11.2%	8.6% – 11.9%	11.0%
Annual default rate	0.4% – 6.4%	0.7%	0.4% – 7.1%	0.7%
Discount rate	3.7% – 8.2%	3.9%	4.2% – 8.2%	4.4%
Home loans
Conditional prepayment rate	6.2% – 20.7%	13.6%	6.7% – 23.6%	14.8%
Annual default rate	0.1% – 7.4%	0.6%	0.1% – 3.5%	0.6%
Discount rate	4.9% – 8.5%	5.9%	5.0% – 9.2%	7.5%

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	December 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.1% – 1.1%	0.3%	0.1% – 1.6%	0.2%
Conditional prepayment rate	15.0% – 39.4%	24.3%	7.5% – 36.7%	25.4%
Annual default rate	1.0% – 18.0%	5.0%	3.0% – 18.0%	4.5%
Discount rate	8.5% – 19.0%	10.1%	8.5% – 18.5%	9.4%
Student loans
Market servicing costs	0.1% – 0.3%	0.2%	0.1% – 0.3%	0.1%
Conditional prepayment rate	6.4% – 15.1%	12.5%	7.6% – 18.1%	11.9%
Annual default rate	0.3% – 3.7%	0.9%	0.3% – 3.7%	0.8%
Discount rate	8.5% – 8.5%	8.5%	8.5% – 8.5%	8.5%
Home loans
Market servicing costs	0.1% – 0.2%	0.1%	0.1% – 0.2%	0.1%
Conditional prepayment rate	4.7% – 21.5%	8.7%	5.0% – 25.0%	6.9%
Annual default rate	0.0% – 0.1%	0.0%	0.0% – 0.1%	0.1%
Discount rate	9.3% – 10.0%	9.3%	9.3% – 10.0%	9.3%
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	December 31,
	2025	2024
Market servicing costs
2.5 basis points increase	$(8,825)	$(6,485)
5.0 basis points increase	(17,675)	(13,014)
Conditional prepayment rate
10% increase	$(11,650)	$(8,344)
20% increase	(22,653)	(16,255)
Annual default rate
10% increase	$(1,015)	$(662)
20% increase	(2,020)	(1,319)
Discount rate
100 basis points increase	$(6,646)	$(6,370)
200 basis points increase	(12,925)	(12,344)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	December 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	11.9% – 36.5%	21.2%	11.0% – 32.7%	16.0%
Annual default rate	0.7% – 8.6%	3.5%	0.5% – 7.8%	1.8%
Discount rate	5.1% – 30.0%	11.9%	5.5% – 30.0%	8.6%
Residual interests classified as debt
Conditional prepayment rate	12.0% – 12.0%	12.0%	11.9% – 11.9%	11.9%
Annual default rate	1.1% – 1.1%	1.1%	1.0% – 1.0%	1.0%
Discount rate	9.5% – 9.5%	9.5%	10.3% – 10.3%	10.3%
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

	December 31, 2025		December 31, 2024
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	58.6% – 75.6%	69.7%	58.1% – 79.7%	71.8%
Student loan commitments
Loan funding probability(1)	89.0% – 99.0%	94.5%	95.0% - 95.0%	95.0%
_____________________
(1)The aggregate amount of student loans we committed to fund was $437,470 and $149,402 as of December 31, 2025 and 2024, respectively. See Note 14. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets
Cash and cash equivalents(1)	$4,929,452	$4,929,452	$—	$—	$4,929,452
Restricted cash and restricted cash equivalents(1)	427,321	427,321	—	—	427,321
Loans(2)	1,633,702	—	—	1,670,391	1,670,391
Other investments(3)	146,204	—	146,204	—	146,204
Total assets	$7,136,679	$5,356,773	$146,204	$1,670,391	$7,173,368
Liabilities
Deposits(4)	$37,505,395	$—	$37,506,689	$—	$37,506,689
Debt(5)	1,761,055	2,997,347	486,000	—	3,483,347
Total liabilities	$39,266,450	$2,997,347	$37,992,689	$—	$40,990,036
December 31, 2024
Assets
Cash and cash equivalents(1)	$2,538,293	$2,538,293	$—	$—	$2,538,293
Restricted cash and restricted cash equivalents(1)	171,067	171,067	—	—	171,067
Loans(2)	1,246,458	—	—	1,274,080	1,274,080
Other investments(3)	109,417	—	109,417	—	109,417
Total assets	$4,065,235	$2,709,360	$109,417	$1,274,080	$4,092,857
Liabilities
Deposits(4)	$25,978,204	$—	$25,979,896	$—	$25,979,896
Debt(5)	3,011,814	1,994,381	1,742,884	—	3,737,265
Total liabilities	$28,990,018	$1,994,381	$27,722,780	$—	$29,717,161
_____________________
(1)The carrying amounts of our cash and cash equivalents and restricted cash and restricted cash equivalents approximate their fair values due to the short-term maturities and highly liquid nature of these accounts.
(2)The fair value of our credit cards was determined using a discounted cash flow model with key inputs relating to weighted average lives, expected lifetime loss rates and discount rate. The fair value of our commercial and consumer banking, loans held at lower of amortized cost or fair value and secured loans was determined using a discounted cash flow model with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults.
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
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The estimated fair value of our 2026 convertible notes was $554.1 million and $453.5 million as of December 31, 2025 and 2024, respectively. The estimated fair value of our 2029 convertible notes was $2.4 billion and $1.5 billion as of December 31, 2025 and 2024, respectively. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Investments in equity securities of $51,083 and $29,500 as of December 31, 2025 and 2024, respectively, which are presented within other assets in the consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $27,500 investment, as of both December 31, 2025 and 2024, as well as a $20,000 investment as of December 31, 2025, that are valued under the measurement alternative method.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 16. Share-Based Compensation

2011 Stock Option Plan
Prior to the Business Combination, the Company’s Amended and Restated 2011 Stock Option Plan (the “2011 Plan”) allowed the Company to grant shares of common stock to employees, non-employee directors and non-employee third parties. As of December 31, 2025, outstanding awards to non-employee third parties under the 2011 Plan were not material. The Company also had shares authorized under a stock plan assumed in a 2020 business combination, which were assumed by the 2011 Plan. Upon the closing of the Business Combination, the remaining unallocated share reserve under the 2011 Plan was cancelled and no new awards may be granted under such plan. Awards outstanding under the 2011 Plan were assumed by SoFi Technologies upon the closing of the Business Combination and continue to be governed by the terms of the 2011 Plan.
2021 Stock Option and Incentive Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which authorized for issuance 63,575,425 shares of common stock in connection with the Business Combination. Under the 2021 Plan, effective January 1, 2022, our Board of Directors authorized the issuance of an additional 8,937,242 shares. In the third quarter of 2022, the Company’s stockholders approved the amendment and restatement of the 2021 Stock Option and Incentive Plan (the “Amended and Restated 2021 Plan”), including a modification to the evergreen provision and an increase in the number of shares of common stock available for issuance under the plan. As of December 31, 2025, the Amended and Restated 2021 Plan includes an aggregate of 255,238,933 shares of common stock authorized for issuance of awards. The Amended and Restated 2021 Plan allows for the number of authorized shares to increase on the first day of each fiscal year beginning on January 1, 2023 and ending on and including January 1, 2030 equal to the lesser of (a) five percent of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (b) such smaller number of shares of common stock as determined by the Board of Directors. The Amended and Restated 2021 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, RSUs (including PSUs), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Compensation and Benefits
Share-based compensation expense related to stock options, RSUs, PSUs and the ESPP is presented within the following line items in the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2025	2024	2023
Technology and product development	$96,716	$86,170	$91,400
Sales and marketing	20,769	21,743	26,783
Cost of operations	14,064	13,462	10,662
General and administrative	130,509	124,777	142,371
Total	$262,058	$246,152	$271,216
Total compensation and benefits, inclusive of share-based compensation expense, was $1,142,145, $927,258 and $894,720 for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the consolidated statements of operations and comprehensive income (loss).
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
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2025	14,810,602	$7.85	3.1
Exercised	(1,051,198)	6.60
Expired	(10,490)	5.63
Outstanding as of December 31, 2025	13,748,914	$7.95	2.2
Exercisable as of December 31, 2025	13,748,914	$7.95	2.2

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $16.1 million, $16.9 million and $5.6 million, respectively. As of December 31, 2025, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $250.7 million and $250.7 million, respectively.
As of December 31, 2025, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. For employees hired since 2024, new hire RSU grants typically vest between 12.5% to 16.7% on

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 10- to 14-quarter period. For employees hired during 2023, new hire RSU grants typically vest between 12.5% to 25% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 6- to 14-quarter period. For employees hired during 2022, new hire RSU grants typically vest 12.5% on the first vesting date, which occurs approximately six months after the date of grant, and ratably each quarter of the ensuing 14-quarter period. For employees hired before January 1, 2022, new hire RSU grants typically vest 25% on the first vesting date, which occurs approximately one year after the date of grant, and ratably each quarter of the ensuing 12-quarter period. RSUs have been issued under other vesting schedules, including grants to existing employees. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	60,423,369	$7.77
Granted	24,784,993	15.91
Vested(1)	(33,544,210)	8.47
Forfeited	(6,442,873)	8.73
Outstanding as of December 31, 2025	45,221,279	$11.57
_____________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $284.0 million, $290.0 million, and $282.6 million, respectively.
The weighted average grant date fair value of RSUs issued during the years ended December 31, 2024 and 2023 was $7.94 and $6.51, respectively. As of December 31, 2025, there was $478.4 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.2 years.
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. During 2021 and 2023, we granted PSUs that will vest, if at all, on a graded basis during the four-year period commencing on May 28, 2022, subject to the achievement of specified performance goals, such as the volume-weighted average closing price of our stock over a 90-trading day period (“Target Hurdles”) and, now that we are a bank holding company, maintaining certain minimum standards applicable to bank holding companies. In the event of a Sale Event (as defined in the 2021 Amended and Restated Plan), the awards may automatically vest subject to the satisfaction of the Target Hurdles by reference to the sale price, without regard to any other vesting conditions. During 2024 and 2025, we granted PSUs, that will vest, if at all, at the conclusion of a three-year measurement period, subject to the achievement of specific performance goals, such as absolute growth in tangible book value, total risk weighted capital ratio, and relative total shareholder return.
The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2025	14,048,503	$10.81
Granted	1,820,753	13.42
Vested	(3,991,995)	15.17
Forfeited	(1,533,420)	7.99
Outstanding as of December 31, 2025	10,343,841	$11.50

The aggregate intrinsic value of PSUs vested during the year ended December 31, 2025 was $120.0 million. There were no PSUs vested during the years ended December 31, 2024 and 2023.
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

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model. The following table summarizes the inputs used for estimating the fair value of PSUs granted:

Input	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Risk-free interest rate	3.9%	4.5%	1.6%
Expected volatility	64.3%	73.0%	37.7%
Fair value of common stock	$11.26	$8.02	$12.06
Dividend yield	—%	—%	—%
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
The weighted average grant date fair value of PSUs issued during the years ended December 31, 2024 and 2023 was $9.17 and $3.36, respectively.
As of December 31, 2025, there was $27.8 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.9 years.
Employee Stock Purchase Plan
Our ESPP provides permitted eligible employees the right to purchase shares of the Company's common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of the Company's common stock on either the first or last day of each six-month offering period (i.e., a 15% discount). The ESPP does not include post-purchase holding requirements and does not include certain features that could trigger modification, such as increases to contribution rates, resets, and rollovers. Employees are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of shares.
Compensation expense for the ESPP relates to the 15% discount and is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes Model and compensation expense is recognized over the offering period. The first offering period was initiated in December 2024.
The table below presents the fair value assumptions used for the period indicated:

Input	Year Ended December 31, 2025	Year Ended December 31, 2024
Risk-free interest rate	4.0%	4.3%
Expected term (in years)	0.5	0.5
Expected volatility	60.5%	49.6%
Fair value of common stock	$20.51	$15.57
Dividend yield	—%	—%
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
As of December 31, 2025, there was $9.1 million of unrecognized compensation cost related to the ESPP, to be recognized over the remainder of the six-month offering period, ending in June 2026.

Note 17. Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Domestic	$581,509	$292,326	$(131,899)
Foreign(1)	(55,652)	(58,981)	(169,259)
Income (loss) before income taxes	$525,857	$233,345	$(301,158)
_________________
(1)Foreign loss before income taxes for the year ended December 31, 2023 reflects the impact of goodwill impairment losses related to the Technisys reporting unit.
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
U.S. federal	$5,520	$6,894	$5,842
U.S. state and local	21,502	12,552	8,640
Foreign	1,327	2,151	930
Total current tax expense	28,349	21,597	15,412
Deferred tax expense (benefit):
U.S. federal	22,267	(127,239)	—
U.S. state and local	(2,222)	(98,556)	(115)
Foreign	(3,857)	(61,122)	(15,713)
Total deferred tax expense (benefit)	16,188	(286,917)	(15,828)
Income tax expense (benefit)	$44,537	$(265,320)	$(416)
The income tax expense for the year ended December 31, 2025 was $44.5 million, primarily attributable to the Company’s profitability, partially offset by tax benefits for stock compensation.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The table below presents a reconciliation from the statutory federal income tax rate to the Company’s effective income tax rate subsequent to the adoption of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$110,430	21.0%
State and local income taxes, net of federal income tax effect(1)	17,118	3.3%
Foreign tax effects:
Statutory tax rate difference between other jurisdictions and U.S.	713	0.1%
Other factors	2,003	0.4%
Effect of cross-border tax laws	642	0.1%
Tax credits(2)	(34,889)	(6.6)%
Nontaxable or nondeductible items:
Share-based compensation	(66,989)	(12.7)%
Non-deductible compensation expense(3)	11,515	2.2%
Other	5,938	1.1%
Other adjustments	(1,944)	(0.4)%
Effective tax rate	$44,537	8.5%
_________________
(1)State taxes in California, Florida, Maryland, Montana, Massachusetts and New York made up the majority of the tax effect in this category.
(2)Primarily relates to research and development tax credits.
(3)Reflects the impact of applying Section 162(m), which prohibits deduction of certain excess employee compensation to certain “covered employees”.
The table below presents a reconciliation of the expected income tax benefit at the statutory federal income tax rate to the income tax expense (benefit) at the effective income tax rate for the years ended December 31, 2024 and 2023, prepared under the disclosure requirements in effect prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Expected income tax expense (benefit) at federal statutory rate	$49,002	$(63,243)
Non-deductible compensation expense(1)	10,786	15,579
Share-based compensation	6,071	554
Tax credits(2)	(20,363)	(22,249)
State and local income taxes, net of federal benefit	(66,027)	6,725
Valuation allowance for deferred tax assets	(239,787)	14,461
Goodwill impairment	—	51,907
Other	(5,002)	(4,150)
Income tax benefit	$(265,320)	$(416)
Effective tax rate	(113.70)%	0.14%
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Income taxes paid on a cash basis consisted of the following:

Year Ended December 31,
2025
Federal income taxes paid	$1,000
State and local income taxes paid:
Florida	4,887
Maryland	2,024
Georgia	1,973
Illinois	1,557
All other	11,864
Total state and local income taxes paid	22,305
Foreign income taxes paid:
Argentina	1,612
All other	3,995
Total foreign income taxes paid	5,607
Total income taxes paid, net	$28,912
The table below presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at beginning of year	$36,235	$29,687	$23,730
Gross increases – tax positions in prior period	493	2,957	493
Gross decreases – tax positions in prior period	(87)	(1,257)	(27)
Gross increases – tax positions in current period	6,979	5,086	5,491
Lapse of statute of limitations	—	(238)	—
Unrecognized tax benefits at end of year	$43,620	$36,235	$29,687

As of December 31, 2025, 2024, and 2023, unrecognized tax benefits of $38.2 million, $32.4 million and $7.5 million, respectively, if recognized, would affect our effective tax rate in a future period.
Interest and penalties recorded during the years ended December 31, 2025, 2024 and 2023 were immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The table below presents the significant components of the Company’s net deferred taxes:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$123,100	$192,819
Tax credits	113,746	91,913
Capitalized research and software expenditures	68,692	60,496
Operating lease liabilities	20,101	18,032
Share-based compensation	15,590	14,242
Accruals and other	84,088	63,480
Gross deferred tax assets	425,317	440,982
Valuation allowance	(38,656)	(30,653)
Total deferred tax assets	$386,661	$410,329
Deferred tax liabilities:
Servicing rights	$(95,166)	$(87,946)
Intangible assets	(38,589)	(51,878)
Operating lease ROU assets	(18,262)	(15,509)
Other	(6,734)	(7,940)
Total deferred tax liabilities	(158,751)	(163,273)
Deferred tax assets (liabilities), net	$227,910	$247,056
The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended December 31, 2023
Deferred tax asset valuation allowance	$318,410	$27,201	$—	$—	$345,611
Year Ended December 31, 2024
Deferred tax asset valuation allowance	345,611	4,800	—	(319,758)	30,653
Year Ended December 31, 2025
Deferred tax asset valuation allowance	30,653	8,003	—	—	38,656
In connection with recording deferred taxes, management assesses the likelihood that deferred tax assets are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts and circumstances. Management reviews all evidence, both positive and negative, to determine whether it is more likely than not that our deferred tax assets are realizable. Examples of positive or negative evidence include cumulative income, projections of future profitability, future reversal of deferred tax liabilities, history of U.S. federal and material state tax attributes expiring unused, as well as tax planning strategies. Management defines cumulative income as the most recent three years of pre-tax income when adjusted for certain non-recurring, non-taxable, or non-deductible transactions. Generally, the weight we give to any particular factor is dependent upon the degree to which it can be objectively verified. As a result, we give greater weight to the recent cumulative income or loss of a relevant jurisdiction than other more subjective factors.
During 2025, we maintained a valuation allowance of $38.7 million, in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets, increasing our valuation allowance by $8.0 million. Management will continue to assess the need for a valuation allowance in future periods.

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
During 2023, we maintained a full valuation allowance against our net deferred tax assets, in applicable jurisdictions, increasing our valuation allowance by $27.2 million.
Net operating loss carryforwards by jurisdiction:
As of December 31, 2025, the Company had federal, state, and foreign net operating loss carryforwards (prior to the application of statutory tax rates) of approximately $167.0 million, $1.1 billion and $156.6 million, respectively. Federal and foreign net operating loss carryforwards of approximately $149.1 million and $74.8 million, respectively, carry forward indefinitely, while the remaining federal and foreign net operating loss carryforwards primarily expire by 2032. Most state net operating loss carryforwards are limited and primarily expire by 2038. The carryforwards, net of the valuation allowance for certain states, are expected to be fully utilized prior to expiration.
Additionally, as of December 31, 2025, the Company had federal and state research and development credit carryforwards of $111.4 million and $36.9 million, respectively. The federal research credit carryforwards will expire beginning in 2038 and the state research credits will expire beginning in 2036.
The Company files a federal income tax return in the United States and also files in various state and foreign jurisdictions. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2011
California	2012
We are currently under examination by tax authorities in New York City and Argentina. Tax years subject to and open for examination vary by jurisdiction.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 18. Commitments, Guarantees, Concentrations and Contingencies

Commitments
As of December 31, 2025, we had $848.3 million in financial commitments outstanding related to sponsorship, advertising, and cloud computing agreements under which we are required to make payments over the life of the agreements ranging from 1 to 14 years.
We made payments related to these commitments totaling $96.6 million, $80.8 million and $67.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. Amounts payable in future periods are as follows:

December 31, 2025
2026	$126,387
2027	131,452
2028	124,213
2029	106,589
2030	34,328
Thereafter	325,324
Total	$848,293

We also have commitments to fund home loans and student loans that are only cancellable at the option of the borrower. The commitments are measured at fair value on a recurring basis. See Note 15. Fair Value Measurements for additional information.
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of December 31, 2025, we funded $7.5 million of loans, which are presented within loans held for investment, at amortized cost in the consolidated balance sheets, and had $22.5 million of the total $30.0 million commitment outstanding.
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
As of December 31, 2025, and 2024, we accrued liabilities within accounts payable, accruals and other liabilities in the consolidated balance sheets of $18.4 million and $11.9 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, securitizations and servicing in the consolidated statements of operations and comprehensive income (loss) or within noninterest income - loan platform fees in the consolidated statements of operations and comprehensive income (loss) in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business. As of December 31, 2025 and 2024, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $15.7 billion and $12.5 billion, respectively.
As of December 31, 2025 and 2024, we had a total of $4.7 million and $5.6 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $1.3 million of our cash as of December 31, 2025 and 2024, respectively, which is included within restricted cash and restricted cash equivalents in the consolidated balance sheets.
As of December 31, 2025 and 2024, we had a total of $46.7 million and $25.2 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of December 31, 2025 and 2024, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Retirement Plans
We have a 401(k) plan that covers all U.S. employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 100% of eligible compensation up to the annual maximum as determined by the IRS. Our contributions to the plan are discretionary. We did not make any contributions to the plan through December 31, 2025.
Digital Assets Under Custody
As part of the SoFi Crypto business, we are obligated to securely store all digital assets that are held in custodial products on behalf of customers. As such, we may be liable to our users for losses arising from the our failure to secure these assets from theft or loss. We have not incurred any losses related to such obligations and therefore have not accrued any liabilities as of December 31, 2025. These assets are not recorded in the consolidated balance sheets. Since the risk of loss is remote, we did not record a contingent liability at December 31, 2025. We have no reason to believe we will incur any expense associated with such potential liability because (i) we account for and continually verify the amount of crypto assets within our control and (ii) we have established security around custodial product private keys to minimize the risk of theft or loss.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings (loss) per share were as follows:

	Year Ended December 31,
($ and shares in thousands, except per share amounts)(1)	2025	2024	2023
Numerator:
Net income (loss)	$481,320	$498,665	$(300,742)
Less: Redeemable preferred stock dividends	—	(16,503)	(40,425)
Less: Redeemable preferred stock redemptions, net(2)	—	(3,026)	—
Net income (loss) attributable to common stockholders – basic	$481,320	$479,136	$(341,167)
Plus: Dilutive effect of convertible notes, net(3)	1,380	(44,360)	—
Net income (loss) attributable to common stockholders – diluted(3)	$482,700	$434,776	$(341,167)
Denominator:
Weighted average common stock outstanding – basic(4)	1,150,140	1,050,219	945,024
Convertible notes(5)	62,219	33,973	—
Unvested RSUs	31,130	14,405	—
Common stock options	7,991	2,793	—
Unvested PSUs	258	—	—
ESPP	29	—	—
Weighted average common stock outstanding – diluted	1,251,767	1,101,390	945,024
Earnings (loss) per share – basic	$0.42	$0.46	$(0.36)
Earnings (loss) per share – diluted(3)	$0.39	$0.39	$(0.36)
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
(3)Reflects interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method. For the year ended December 31, 2024, diluted earnings per share of $0.39 and diluted net income attributable to common stockholders of $434,776 also exclude gain on extinguishment of debt, net of tax.
(4)On July 31, 2025, the Company sold 82.7 million shares of its common stock at an offering price of $20.85 per share. On December 8, 2025, the Company sold 54.5 million shares of its common stock at an offering price of $27.50 per share. See Note 13. Equity for additional information.
(5)For the years ended December 31, 2025 and 2024, includes incremental dilutive shares from 2026 convertible notes and 2029 convertible notes.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive. For the year ended December 31, 2023, all elements were excluded from our calculation of diluted EPS as there were no earnings attributable to common stockholders, and amounts reflect the number of instruments outstanding at the end of the period.

	Year Ended December 31,
(Shares in thousands)	2025	2024	2023
Unvested RSUs(1)	1,928	14,985	64,879
Common stock options(1)	—	6,658	17,897
Unvested PSUs(1)	14,090	14,049	16,240
ESPP	589	59	—
Contingent common stock(2)	46	46	46
Underwritten public offering options(3)	623	—	—
Convertible notes	—	—	49,611
Common stock warrants(4)	—	—	12,171
____________________
(1)Amounts reflect weighted average instruments outstanding.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)Represents contingently returnable common stock in connection with the Technisys Merger, which consists of shares that continued to be held in escrow as of December 31, 2025 pending resolution of outstanding indemnification claims by SoFi. These shares were issued in 2022 and partially released in 2023. All remaining shares were released in January 2026. See Note 2. Business Combinations for additional information.
(3)Amounts reflect weighted average options outstanding related to a 30-day option to purchase additional shares pursuant to our December 2025 underwritten public offering. See Note 13. Equity for additional information.
(4)All remaining unexercised common stock warrants expired in May 2024, subsequent to which the Company has no outstanding common stock warrants.

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
Financial Services. The Financial Services segment includes: (i) our SoFi Money product, primarily inclusive of checking and savings accounts which provide members with a digital banking experiences, as well as cash management accounts, (ii) SoFi Invest product which provides investment features and financial planning services, (iii) SoFi Credit Card products, (iv) our Loan Platform Business, through which we provide lending related services and includes activity through which third-party partners leverage our end-to-end origination and servicing platform to acquire loans within their credit specifications on a fee per loan basis, referred loans originated by a third-party partner to which we provide pre-qualified borrower referrals, and certain loans associated with our Lantern financial services marketplace platform, developed to help applicants that do not qualify for SoFi products and small business owners to seek alternative products from other providers, (v) SoFi Crypto, which gives members the ability to buy, sell and hold digital assets, (vi) SoFi Relay personal finance management product and (vii) other financial services, such as a product comparison experience through Lantern and content for other financial services institutions, employers and our members.
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

Year Ended December 31, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$1,606,032	$1,505	$777,991	$2,385,528	$(166,572)	$2,218,956
Noninterest income (expense)(2)	242,917	448,706	764,025	1,455,648	(61,250)	1,394,398
Total net revenue (loss)	$1,848,949	$450,211	$1,542,016	$3,841,176	$(227,822)	$3,613,354
Provision for credit losses	—	—	(30,329)	(30,329)
Servicing rights – change in valuation inputs or assumptions(3)	(22,013)	—	—	(22,013)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	70	—	—	70
Directly attributable expenses(5):
Compensation and benefits	(166,239)	(187,895)	(181,356)
Direct advertising	(327,747)	—	(33,323)
Lead generation	(184,542)	—	(161,896)
Loan origination and servicing costs	(84,215)	—	—
Product fulfillment	—	(50,852)	(86,411)
Tools and subscriptions	—	(37,291)	—
Member incentives	—	—	(77,488)
Professional services	(13,041)	(14,234)	(30,245)
Intercompany technology platform expenses	(2,078)	—	(46,890)
Other	(32,244)	(15,526)	(101,169)
Directly attributable expenses	(810,106)	(305,798)	(718,778)	(1,834,682)
Contribution profit	$1,016,900	$144,413	$792,909	$1,954,222

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Year Ended December 31, 2024	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$1,207,226	$2,158	$573,422	$1,782,806	$(66,325)	$1,716,481
Noninterest income(2)	277,996	393,020	248,089	919,105	39,273	958,378
Total net revenue (loss)	$1,485,222	$395,178	$821,511	$2,701,911	$(27,052)	$2,674,859
Provision for credit losses	—	—	(31,659)	(31,659)
Servicing rights – change in valuation inputs or assumptions(3)	(6,280)	—	—	(6,280)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	108	—	—	108
Directly attributable expenses(5):
Compensation and benefits	(126,394)	(152,158)	(137,097)
Direct advertising	(218,566)	—	(36,729)
Lead generation	(149,481)	—	(50,325)
Loan origination and servicing costs	(51,415)	—	—
Product fulfillment	—	(58,247)	(73,194)
Tools and subscriptions	—	(28,081)	—
Member incentives	—	—	(80,837)
Professional services	(11,957)	(12,088)	(22,972)
Intercompany technology platform expenses	(2,706)	—	(23,924)
Other	(27,988)	(17,649)	(57,767)
Directly attributable expenses	(588,507)	(268,223)	(482,845)	(1,339,575)
Contribution profit	$890,543	$126,955	$307,007	$1,324,505

Year Ended December 31, 2023	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$960,773	$1,514	$334,847	$1,297,134	$(35,394)	$1,261,740
Noninterest income (expense)(2)	409,848	350,826	101,668	862,342	(1,293)	861,049
Total net revenue (loss)	$1,370,621	$352,340	$436,515	$2,159,476	$(36,687)	$2,122,789
Provision for credit losses	—	—	(54,945)	(54,945)
Servicing rights – change in valuation inputs or assumptions(3)	(34,700)	—	—	(34,700)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	425	—	—	425
Directly attributable expenses(5):
Compensation and benefits	(119,266)	(151,041)	(125,143)
Direct advertising	(183,885)	—	(44,347)
Lead generation	(115,388)	—	(36,447)
Loan origination and servicing costs	(46,241)	—	—
Product fulfillment	—	(47,731)	(49,829)
Tools and subscriptions	—	(26,384)	—
Member incentives	—	—	(54,616)
Professional services	(9,592)	(13,230)	(12,719)
Intercompany technology platform expenses	(948)	—	(12,961)
Other	(37,753)	(19,168)	(45,770)
Directly attributable expenses	(513,073)	(257,554)	(381,832)	(1,152,459)
Contribution profit (loss)	$823,273	$94,786	$(262)	$917,797
_____________________

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(1)Within the Technology Platform segment, intercompany fees were $85,484, $36,765 and $22,199 for the years ended December 31, 2025, 2024 and 2023, respectively. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
(2)Refer to Note 3. Revenue for a reconciliation of revenue from contracts with customers to total noninterest income (expense).
(3)Reflects changes in fair value inputs and assumptions on servicing rights, including conditional prepayment, default rates and discount rates. These assumptions are highly sensitive to market interest rate changes and are not indicative of our performance or results of operations. Moreover, these non-cash charges, which are recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss), are unrealized during the period and, therefore, have no impact on our cash flows from operations.
(4)Reflects changes in fair value inputs and assumptions on residual interests classified as debt, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated securitization VIEs by purchasing residual interests, we receive proceeds at the time of the closing of the securitization and, thereafter, pass along contractual cash flows to the residual interest owner. These residual debt obligations are measured at fair value on a recurring basis, with fair value changes recorded within noninterest income in the consolidated statements of operations and comprehensive income (loss), but they have no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business.
(5)The significant expense categories and amounts presented align with the segment-level information that is regularly provided to the CODM. Other expenses for our Lending segment primarily include loan marketing expenses, member promotional expenses, tools and subscriptions, travel and occupancy-related costs and third-party loan fraud (net of related insurance recoveries). Other expenses for our Technology Platform are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs. Other expenses for our Financial Services segment primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions and marketing expenses.
The following table reconciles reportable segments total contribution profit to consolidated income (loss) before income taxes. Expenses not allocated to reportable segments represent items that are not considered by our CODM in evaluating segment performance or allocating resources.

	Year Ended December 31,
	2025	2024	2023
Reportable segments total contribution profit	$1,954,222	$1,324,505	$917,797
Corporate/Other total net revenue (loss)	(227,822)	(27,052)	(36,687)
Intercompany expenses	85,484	36,765	22,199
Servicing rights – change in valuation inputs or assumptions	22,013	6,280	34,700
Residual interests classified as debt – change in valuation inputs or assumptions	(70)	(108)	(425)
Not allocated to segments:
Share-based compensation expense	(262,058)	(246,152)	(271,216)
Employee-related costs(1)	(365,326)	(288,767)	(250,326)
Depreciation and amortization expense	(234,151)	(203,498)	(201,416)
Goodwill impairment expense	—	—	(247,174)
Other corporate and unallocated(2)	(446,435)	(368,628)	(268,610)
Income (loss) before income taxes	$525,857	$233,345	$(301,158)
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

	Year Ended December 31,
	2025	2024	2023
United States	$3,364,662	$2,576,456	$2,028,112
All foreign countries	248,692	98,403	94,677
Total net revenue	$3,613,354	$2,674,859	$2,122,789

	December 31,
	2025	2024
United States	$49,378,384	$35,299,444
All foreign countries	1,282,094	951,507
Total assets	$50,660,478	$36,250,951

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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends (common and preferred), including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of December 31, 2025, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of December 31, 2025, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The risk- and leverage-based capital ratios and amounts are presented below:

	December 31, 2025		December 31, 2024
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Technologies(3)
CET1 risk-based capital	$8,473,542	22.8%	$4,457,212	16.0%	7.0%	n/a
Tier 1 risk-based capital	8,473,542	22.8%	4,457,212	16.0%	8.5%	n/a
Total risk-based capital	8,524,272	22.9%	4,503,618	16.2%	10.5%	n/a
Tier 1 leverage	8,473,542	18.8%	4,457,212	13.4%	4.0%	n/a
Risk-weighted assets	37,234,048		27,859,577
Quarterly adjusted average assets	45,007,951		33,234,724
SoFi Bank
CET1 risk-based capital	$5,789,629	16.4%	$4,352,537	17.3%	7.0%	6.5%
Tier 1 risk-based capital	5,789,629	16.4%	4,352,537	17.3%	8.5%	8.0%
Total risk-based capital	5,840,360	16.6%	4,398,944	17.5%	10.5%	10.0%
Tier 1 leverage	5,789,629	13.5%	4,352,537	14.4%	4.0%	5.0%
Risk-weighted assets	35,221,924		25,207,621
Quarterly adjusted average assets	42,755,205		30,159,786
___________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
(3)Amounts and ratios for December 31, 2025 are estimated. Our risk-based capital ratios and Tier 1 leverage ratio increased for SoFi Technologies as of December 31, 2025 compared to December 31, 2024. This increase was primarily driven by the issuance of $3.2 billion of common stock during the third and fourth quarters of 2025 and net income.
As of December 31, 2025 and 2024, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since December 31, 2025 that management believes would change the categorization.

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
SoFi Technologies, Inc.
Condensed Balance Sheets
(Parent Company Only)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$2,183,117	$30,760
Intercompany receivables	1,744,392	616,686
Investments in subsidiaries	7,050,468	6,520,671
Goodwill	590,539	590,539
Intangible assets	115,141	146,454
Other assets	605,305	401,015
Total assets	$12,288,962	$8,306,125
Liabilities, temporary equity and permanent equity
Liabilities:
Accounts payable, accruals and other liabilities	$38,412	$26,061
Debt	1,761,055	1,754,930
Total liabilities	1,799,467	1,780,991
Permanent equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,270,568,878 and 1,095,357,781 shares issued and outstanding as of December 31, 2025 and 2024, respectively(1)	126	109
Additional paid-in capital	11,302,668	7,838,988
Accumulated other comprehensive income (loss)	10,979	(8,365)
Accumulated deficit	(824,278)	(1,305,598)
Total permanent equity	10,489,495	6,525,134
Total liabilities and permanent equity	$12,288,962	$8,306,125
_______________
(1)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of December 31, 2025 and 2024.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Parent Company Only)

	Year Ended December 31,
	2025	2024	2023
Interest income	$55,646	$10,058	$—
Interest expense	46,477	48,788	28,258
Net interest expense	9,169	(38,730)	(28,258)
Noninterest income	55	62,279	14,832
Total net revenue (loss)	9,224	23,549	(13,426)
Noninterest expense	51,725	50,487	169,971
Loss before income taxes	(42,501)	(26,938)	(183,397)
Income tax benefit	197,397	399,862	10,696
Income (loss) before equity in loss of subsidiaries	154,896	372,924	(172,701)
Equity in loss of subsidiaries	326,424	125,741	(128,041)
Net income (loss)	$481,320	$498,665	$(300,742)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale debt securities, net	19,699	(7,158)	6,410
Foreign currency translation adjustments, net	(355)	2	677
Total other comprehensive income (loss)	19,344	(7,156)	7,087
Comprehensive income (loss)	$500,664	$491,509	$(293,655)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
SoFi Technologies, Inc.
Condensed Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net cash used in operating activities	$(41,827)	$(53,292)	$(42,618)
Investing activities
Changes in investments in subsidiaries	$(988,156)	$(336,819)	$79,185
Net cash provided by (used in) investing activities	$(988,156)	$(336,819)	$79,185
Financing activities
Proceeds from issuance of common stock	$3,185,618	$—	$—
Payment of common stock issuance costs	(3,278)	—	—
Proceeds from other debt issuances	—	845,250	—
Taxes paid related to net share settlement of share-based awards	(64,986)	(22,601)	(15,300)
Payment of redeemable preferred stock dividends	—	(16,503)	(20,213)
Redemption of Series 1 preferred stock	—	(323,400)	—
Purchase of capped calls	—	(90,649)	—
Unwind of capped calls	—	10,180	—
Other financing activities	64,986	18,393	(1,054)
Net cash provided by (used in) financing activities	$3,182,340	$420,670	$(36,567)
Effect of exchange rates on cash and cash equivalents	—	—	—
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$2,152,357	$30,559	$—
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	30,760	201	201
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,183,117	$30,760	$201
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Consolidated Financial Statements  (continued)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 23. Subsequent Events

See Note 13. Equity for information on an underwritten public offering that was completed on December 8, 2025. Pursuant to the December 2025 underwriting agreement, the Company also granted the underwriters a 30-day option to purchase additional shares of its common stock at the public offering price, less underwriting discounts and commissions. On January 2, 2026, the Underwriters exercised the option, and on January 5, 2026, the Company completed the issuance and sale of the common stock purchased pursuant to the option of 3.2 million shares of common stock, $0.0001 par value, at an offering price of $27.50 per share, for total cash proceeds of approximately $0.1 billion, net of underwriting discounts and commissions paid.
Inclusive of the option, the total aggregate number of shares sold in December 2025 and January 2026 related to the offering was 57.8 million shares, for total cash proceeds of approximately $1.6 billion, net of underwriting discounts and commissions paid.

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “2013 Framework”. Based on this assessment, as noted below, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in this Form 10-K.
Attestation
Our independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

SoFi Technologies, Inc.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SoFi Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SoFi Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/	Deloitte & Touche LLP
San Francisco, California
February 17, 2026

SoFi Technologies, Inc.

Item 9B. Other Information
Trading Arrangements
During the 3 months ended December 31, 2025, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2025 fiscal year.
The Registrant has a code of business conduct and ethics that applies to all of its employees, officers and directors. The code of business conduct and ethics is available on the Registrant’s website at www.sofi.com and the Registrant will post any amendments to, or waivers from, the code of business conduct and ethics on that website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2025 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2025 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2025 fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2025 fiscal year.
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

SoFi Technologies, Inc.

(3) Index to Exhibits:
The following exhibits are filed herewith, or were previously filed and are hereby incorporated by reference.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

2.1+	Agreement and Plan of Merger, dated as of January 7, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	S-4	333-252009	January 11, 2021	Annex A
2.2	First Amendment to Agreement and Plan of Merger, dated as of March 16, 2021, by and among Social Capital Hedosophia Holdings Corp. V, Plutus Merger Sub Inc. and Social Finance, Inc.	8-K	001-39606	March 16, 2021	2.1
2.3	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2020, by and among Social Finance, Inc., SFI Acquisition Co., Inc., SFI Financial Technologies LLC, and Shareholder Representative Services LLC	S-1	333-257092	June 14, 2021	2.3
2.4+	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2022, by and among SoFi Technologies, Inc., Technisys S.A., Atom New Delaware, Inc., Atom Merger Sub Corporation and Fortis Advisors LLC, as representative	8-K	001-39606	February 24, 2022	2.1
3.1	Certificate of Incorporation of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.1
3.2	By-Laws of SoFi Technologies, Inc.	8-K	001-39606	June 4, 2021	3.2
4.1	Specimen Common Stock Certificate of SoFi Technologies, Inc.	S-4/A	333-252009	February 10, 2021	4.6
4.2*	Description of Registered Securities
4.3	Indenture, dated as of October 4, 2021, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	October 4, 2021	4.1
4.4	Form of Note representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A)	8-K	001-39606	October 4, 2021	4.2
4.5	Indenture, dated as of March 8, 2024, between SoFi Technologies, Inc. and U.S. Bank National Association, as Trustee	8-K	001-39606	March 8, 2024	4.1
4.6	Form of Certificate representing the 1.25% Convertible Senior Notes due 2029 (included as Exhibit A)	8-K	001-39606	March 8, 2024	4.2
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39606	October 4, 2021	10.1
10.2	Form of Confirmation for Capped Call Transactions	8-K	001-39606	March 8, 2024	10.1
10.3	Form of Unwind Agreement	8-K	001-39606	March 8, 2024	10.2
10.4	Shareholders’ Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, and the parties identified on the signature pages thereto	8-K	001-39606	June 4, 2021	10.4
10.5	Amended and Restated Registration Rights Agreement, dated as of May 28, 2021, by and among the Registrant, SCH Sponsor V LLC, certain former stockholders of Social Finance, Inc., as set forth on Schedule 1 thereto, Jay Parikh, Jennifer Dulski and the parties set forth on Schedule 2 thereto	8-K	001-39606	June 4, 2021	10.5
10.6†	Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement, dated as of September 14, 2019, by and between Stadco LA, LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.12
10.7	First Amendment to Stadium Complex Cornerstone Naming Rights and Sponsorship Agreement	10-Q	001-39606	November 9, 2022	10.2
10.8	Amended and Restated Revolving Credit Agreement, dated April 28, 2023, among SoFi Technologies, Inc., the lenders party thereto, the issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent	10-Q	001-39606	May 10, 2023	10.2
10.9	Office Lease One Tehama, dated as of August 6, 2018, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.14
10.10	First Amendment to Office Lease One Tehama, dated as of March 28, 2019, by and between 246 First Street (SF) Owner LLC and Social Finance, Inc.	S-1	333-257092	June 14, 2021	10.15

SoFi Technologies, Inc.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

10.11*	Second Amendment to Office Lease One Tehama, dated as of June 18, 2021, by and between Bell Sound USA, LLC and Social Finance, Inc.
10.12*	Third Amendment to Office Lease One Tehama, dated as of October 27, 2025, by and between Bell Sound USA, LLC and Social Finance LLC
10.13‡	Form of Indemnification Agreement	8-K	001-39606	June 4, 2021	10.1
10.14‡	Social Finance, Inc. 2011 Stock Plan and forms of agreements thereunder	S-4	333-252009	January 11, 2021	10.17
10.15‡*	Amended and Restated 2021 Stock Option and Incentive Plan and forms of agreement thereunder
10.16‡	Director Deferred Compensation Plan of SoFi Technologies, Inc., effective as of January 1, 2023	10-Q	001-39606	May 10, 2023	10.1
10.17‡	SoFi Technologies, Inc. 2024 Employee Stock Purchase Plan, amended August 14, 2025	10-Q	001-39606	November 6, 2025	10.1
10.18‡	Form of Performance Stock Unit Award Agreement Under the Amended and Restated 2021 Stock Option and Incentive Plan for SoFi Technologies, Inc.	10-Q	001-39606	May 7, 2024	10.3
10.19‡	SoFi Technologies, Inc. Executive Severance Plan	10-Q	001-39606	August 6, 2024	10.1
10.20‡	Form of Offer Letter Amendment for Executive Officers	10-Q	001-39606	November 7, 2024	10.1
10.21‡	Amended and Restated Offer of Employment Letter dated as of February 26, 2018 by and between Social Finance, Inc. and Anthony Noto	S-1	333-257092	June 14, 2021	10.16
10.22‡	Offer Letter dated as of May 29, 2018 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.17
10.23‡	CFO Promotion Letter dated as of September 14, 2020 by and between Social Finance, Inc. and Christopher Lapointe	S-1	333-257092	June 14, 2021	10.18
10.24‡*	Advisor Agreement dated as of January 5, 2026 by and between SoFi Technologies, Inc. and Stephen Simcock
19.1*	SoFi Technologies, Inc. Securities Trading and Section 16 Compliance Policy
21*	List of Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy effective as of October 2, 2023	10-K	001-39606	February 27, 2024	97.1
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

SoFi Technologies, Inc.

Exhibit No.	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.

Date:	February 17, 2026	/s/ Anthony Noto
Anthony Noto
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2026.

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