Form 10-Q
period 2026-03-31
SoFi Technologies, Inc.
filed 2026-05-07
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 30, 2026 was 1,282,741,200 shares.

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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$3,401,020	$4,929,452
Restricted cash and restricted cash equivalents	360,231	427,321
Investment securities (includes available-for-sale securities of $3,048,360 and $2,454,453 at fair value with associated amortized cost of $3,043,774 and $2,434,627, as of March 31, 2026 and December 31, 2025, respectively)	3,231,227	2,575,607
Loans held for sale (includes $25.3 billion and $22.7 billion at fair value, as of March 31, 2026 and December 31, 2025, respectively)	25,454,796	22,862,749
Loans held for investment, at fair value	15,336,820	13,657,578
Loans held for investment, at amortized cost (less allowance for credit losses of $51,934 and $50,934, as of March 31, 2026 and December 31, 2025, respectively)	1,381,174	1,516,736
Servicing rights	367,902	378,178
Property, equipment and software	448,488	416,448
Goodwill	1,393,505	1,393,505
Intangible assets	215,087	231,919
Operating lease right-of-use assets	88,856	93,941
Other assets (less allowance for credit losses of $2,682 and $2,998, as of March 31, 2026 and December 31, 2025, respectively)	2,019,152	2,177,044
Total assets	$53,698,258	$50,660,478
Liabilities and equity
Liabilities:
Deposits:
Interest-bearing deposits	$40,119,699	$37,387,350
Noninterest-bearing deposits	122,998	118,045
Total deposits	40,242,697	37,505,395
Accounts payable, accruals and other liabilities	729,265	743,716
Operating lease liabilities	100,707	106,190
Debt	1,813,481	1,815,162
Residual interests classified as debt	517	520
Total liabilities	42,886,667	40,170,983
Commitments, guarantees, concentrations and contingencies (Note 14)
Equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,281,409,498 and 1,270,568,878 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively(1)	127	126
Additional paid-in capital	11,471,754	11,302,668
Accumulated other comprehensive income (loss)	(2,743)	10,979
Accumulated deficit	(657,547)	(824,278)
Total equity	10,811,591	10,489,495
Total liabilities and equity	$53,698,258	$50,660,478
______________
(1)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of March 31, 2026 and December 31, 2025. See Note 9. Equity for additional information.
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

	March 31, 2026	December 31, 2025
Assets
Restricted cash and restricted cash equivalents	$2,051	$2,099
Loans held for investment, at fair value	62,091	65,796
Total assets	$64,142	$67,895
Liabilities
Accounts payable, accruals and other liabilities	$8	$95
Debt	50,891	54,107
Residual interests classified as debt	517	520
Total liabilities	$51,416	$54,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In Thousands, Except for Per Share Data)

	Three Months Ended March 31,
	2026	2025
Interest income
Loans and securitizations	$932,184	$712,876
Other	68,812	50,936
Total interest income	1,000,996	763,812
Interest expense
Securitizations and warehouses	10,051	28,144
Deposits	287,229	225,399
Corporate borrowings	10,651	11,428
Other	77	115
Total interest expense	308,008	265,086
Net interest income	692,988	498,726
Noninterest income
Loan origination, sales, securitizations and servicing	142,209	52,805
Technology products and solutions	49,351	86,437
Loan platform fees	138,255	92,750
Crypto transaction revenue	121,593	—
Cost of crypto transaction revenue	(120,741)	—
Net crypto transaction revenue	852	—
Other	76,713	41,041
Total noninterest income	407,380	273,033
Total net revenue	1,100,368	771,759
Provision for credit losses	8,895	5,678
Noninterest expense
Technology and product development	187,675	156,206
Sales and marketing	335,539	238,176
Cost of operations	171,123	135,520
General and administrative	197,584	156,397
Total noninterest expense	891,921	686,299
Income before income taxes	199,552	79,782
Income tax expense	(32,821)	(8,666)
Net income	$166,731	$71,116
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities, net	(12,948)	11,462
Foreign currency translation adjustments, net	(774)	(269)
Total other comprehensive income (loss)	(13,722)	11,193
Comprehensive income	$153,009	$82,309
Earnings per share (Note 15)
Earnings per share – basic	$0.13	$0.06
Earnings per share – diluted	$0.12	$0.06
Weighted average common stock outstanding – basic	1,276,328	1,097,994
Weighted average common stock outstanding – diluted	1,378,011	1,185,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2026	1,270,568,878	$126	$11,302,668	$10,979	$(824,278)	$10,489,495
Share-based compensation expense	—	—	85,345	—	—	85,345
Vesting of RSUs	7,627,684	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(331,917)	—	(5,895)	—	—	(5,895)
Exercise of common stock options	335,647	—	2,366	—	—	2,366
Issuance of common stock	3,209,206	—	87,271	—	—	87,271
Net income	—	—	—	—	166,731	166,731
Other comprehensive loss, net of taxes	—	—	—	(13,722)	—	(13,722)
Balance at March 31, 2026	1,281,409,498	$127	$11,471,754	$(2,743)	$(657,547)	$10,811,591

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	1,095,357,781	$109	$7,838,988	$(8,365)	$(1,305,598)	$6,525,134
Share-based compensation expense	—	—	76,468	—	—	76,468
Vesting of RSUs	9,121,956	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(417,769)	—	(5,592)	—	—	(5,592)
Exercise of common stock options	42,235	—	195	—	—	195
Net income	—	—	—	—	71,116	71,116
Other comprehensive income, net of taxes	—	—	—	11,193	—	11,193
Balance at March 31, 2025	1,104,104,203	$110	$7,910,058	$2,828	$(1,234,482)	$6,678,514
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$166,731	$71,116
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	72,012	63,756
Depreciation and amortization	67,578	55,283
Deferred debt issuance and discount expense	2,898	2,443
Provision for credit losses	8,895	5,678
Deferred income taxes	28,897	8,794
Fair value changes in loans held for investment	(39,715)	(98,987)
Fair value changes in securitization investments	(220)	(884)
Other	(3,402)	3,878
Changes in loans held for sale, net	(2,661,367)	(586,098)
Changes in accrued interest on loans	(24,317)	(3,108)
Changes in loans previously classified as held for sale, net	227,274	233,198
Changes in servicing assets	10,275	(47,652)
Changes in other assets	(136,682)	213,066
Changes in other liabilities	(33,851)	101,019
Net cash (used in) provided by operating activities	$(2,314,994)	$21,502
Investing activities
Purchases of property, equipment and software	$(67,551)	$(52,604)
Capitalized software development costs	(1,226)	(1,644)
Purchases of available-for-sale investments	(1,379,614)	(338,795)
Proceeds from sales of available-for-sale investments	605,815	—
Proceeds from maturities and paydowns of available-for-sale investments	167,321	120,123
Purchases of loans held for investment	(86,908)	(200,069)
Other changes in loans held for investment, net	(1,649,112)	(961,388)
Proceeds from securitization investments	24,135	11,525
Proceeds from non-securitization investments	956	2,294
Purchases of non-securitization investments	(8,150)	(19,662)
Net cash used in investing activities	$(2,394,334)	$(1,440,220)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Financing activities
Net change in deposits	$3,034,493	$1,480,574
Proceeds from issuance of common stock	87,387	—
Payment of common stock issuance costs	(115)	—
Net change in debt facilities	—	(30,952)
Repayment of other debt	(3,204)	(17,987)
Payment of debt issuance costs	(250)	(300)
Taxes paid related to net share settlement of share-based awards	(5,895)	(5,592)
Proceeds from stock option exercises	2,366	195
Finance lease principal payments	(202)	(175)
Net cash provided by financing activities	$3,114,580	$1,425,763
Effect of exchange rates on cash and cash equivalents	(774)	(269)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,595,522)	$6,776
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,356,773	2,709,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,761,251	$2,716,136

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$3,401,020	$2,085,697
Restricted cash and restricted cash equivalents	360,231	630,439
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,761,251	$2,716,136

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$451,808	$268,064
Share-based compensation capitalized related to internally-developed software	13,333	12,712

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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 17, 2026 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
In our condensed consolidated financial statements, we made the following presentation changes in 2026:
•In our condensed consolidated statements of operations and comprehensive income (loss) beginning in the first quarter of 2026, we disaggregated the financial statement line items for noninterest income—crypto transaction revenue, noninterest income—cost of crypto transaction revenue, and noninterest income—net crypto transaction revenue. Previously, this activity was immaterial and reported within noninterest income—other, as we launched SoFi Crypto late in the fourth quarter of 2025.
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
Self-Insurance
Beginning in 2026, the Company transitioned from a fully insured benefits model to a self-funded program for medical benefits offered to certain employees. Under this self-insurance program, the Company retains the financial risk for employee medical claims, up to certain stop-loss limits. Amounts accrued are based on historical claims experience and losses, projected loss development factors, actual payroll and other data, assisted by independent third-party actuaries. The accrued liability is recorded in accounts payable, accruals and other liabilities in the condensed consolidated balance sheets.
The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents and severity of incidents.
Crypto Transaction Revenue and Cost of Crypto Transaction Revenue
Crypto transaction revenue and cost of crypto transaction revenue relates to the income the Company earns from facilitating member purchases and sales of digital assets on SoFi’s platform.
The Company satisfies its performance obligation when control of the digital asset is transferred to or from the member’s account. In fulfilling member orders, the Company purchases digital assets from, or sells digital assets to, third-party liquidity providers before transferring the asset to or from the member. The Company records these transactions on a gross basis because it acts as the principal in the transaction. The Company concluded it is the principal because it controls the digital asset before/after transfer to/from the member, is primarily responsible for fulfillment of the transaction, and has discretion in establishing the price charged to members
As a result, Crypto transaction revenue represents the gross consideration received in connection with member purchases and sales of digital assets executed through the Company’s platform, including transaction fees charged to members, net of rewards. Relatedly, Cost of crypto transaction revenue represents the amount paid to acquire digital assets sold to members, or the amount remitted in connection with member sales, and generally fluctuates with the gross transaction value, excluding the Company’s transaction fee.
Recently Adopted Accounting Standards
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20)—Induced Conversions of Convertible Debt Instruments. The ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted for all entities that have adopted the amendments in ASU 2020-06. We adopted this standard during the first quarter of 2026 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements presented.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides an optional practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The standard is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. We adopted this standard during the first quarter of 2026 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements presented.

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
Net crypto transaction revenue
In the fourth quarter of 2025, the Company launched SoFi Crypto, which gives members the ability to buy, sell and hold digital assets. Net crypto transaction revenue primarily consists of transaction fees earned from facilitating member buy and sell orders on our platform. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards for additional information.

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

	Three Months Ended March 31,
	2026	2025
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$19,277	$19,700
Referrals, other(2)	3,756	2,530
Interchange(2)	35,201	22,812
Brokerage(2)	15,104	6,985
Net crypto transaction revenue(3)	852	—
Other(2)(4)	5,972	1,731
Total financial services	80,162	53,758
Technology Platform
Technology services	48,784	85,988
Other(4)	558	636
Total technology platform(5)	49,342	86,624
Total net revenue from contracts with customers	129,504	140,382
Other sources of revenue
Loan origination, sales, securitizations and servicing	142,209	52,805
Loan platform business, other(1)	118,978	73,050
Other	16,689	6,796
Total other sources of revenue	277,876	132,651
Total noninterest income	$407,380	$273,033
_____________________
(1) Presented within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
(2) Presented within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
(3) Total crypto transaction revenue is comprised of $121.6 million of Crypto transaction revenue and $120.7 million in Cost of crypto transaction revenue.
(4) Financial Services includes revenues from wire fee income, enterprise services, SoFi Plus subscriptions and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(5) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive income. Related to these technology platform services, we had deferred revenue of $7,599 and $8,535 as of March 31, 2026 and December 31, 2025, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $2,032 and $2,368 during the three months ended March 31, 2026 and 2025, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income.
Contract Balances
As of March 31, 2026 and December 31, 2025, accounts receivable, net associated with revenue from contracts with customers was $62,182 and $56,154, respectively, reported within other assets in the condensed consolidated balance sheets.
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
During the three months ended March 31, 2026 and 2025, we recognized associated amortization expense of $11,959 and $10,451, respectively.

Note 3. Loans

As of March 31, 2026, our loan portfolio consisted of (i) loans held for sale, including personal loans, which are measured at fair value under the fair value option or at lower of amortized cost or fair value, and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	March 31, 2026	December 31, 2025
Loans held for sale
At fair value
Personal loans	$23,682,421	$21,540,668
Home loans	1,648,008	1,205,115
Total loans held for sale, at fair value	25,330,429	22,745,783
At lower of amortized cost or fair value
Personal loans(1)	124,367	116,966
Total loans held for sale, at lower of amortized cost or fair value	124,367	116,966
Total loans held for sale	25,454,796	22,862,749
Loans held for investment
Student loans(2)	15,336,820	13,657,578
Total loans held for investment, at fair value	15,336,820	13,657,578
Secured loans	741,266	873,981
Credit card	465,471	467,854
Commercial and consumer banking:
Commercial real estate	157,926	159,265
Commercial and industrial	3,988	4,161
Residential real estate and other consumer	12,523	11,475
Total commercial and consumer banking	174,437	174,901
Total loans held for investment, at amortized cost(3)	1,381,174	1,516,736
Total loans held for investment	16,717,994	15,174,314
Total loans	$42,172,790	$38,037,063
_____________________
(1) Includes loans originated as part of the loan platform business on behalf of third party partners.
(2) Includes $4,025,290 and $4,410,038 of student loans covered by financial guarantees, and $62,091 and $65,796 of student loans in consolidated VIEs as of March 31, 2026 and December 31, 2025, respectively.
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

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2026
Unpaid principal balance	$22,317,947	$14,510,630	$1,562,339	$38,390,916
Accumulated interest	161,450	69,285	6,945	237,680
Cumulative fair value adjustments	1,203,024	756,905	78,724	2,038,653
Total fair value of loans(1)	$23,682,421	$15,336,820	$1,648,008	$40,667,249
December 31, 2025
Unpaid principal balance	$20,243,217	$12,875,440	$1,133,329	$34,251,986
Accumulated interest	151,079	58,277	4,888	214,244
Cumulative fair value adjustments	1,146,372	723,861	66,898	1,937,131
Total fair value of loans(1)	$21,540,668	$13,657,578	$1,205,115	$36,403,361
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

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2026
Unpaid principal balance	$105,579	$14,659	$962	$121,200
Accumulated interest	5,145	343	45	5,533
Cumulative fair value adjustments(1)	(86,679)	(10,976)	(152)	(97,807)
Fair value of loans 90 days or more delinquent (2)	$24,045	$4,026	$855	$28,926
December 31, 2025
Unpaid principal balance	$104,486	$18,141	$920	$123,547
Accumulated interest	5,286	384	—	5,670
Cumulative fair value adjustments(1)	(85,843)	(13,512)	(377)	(99,732)
Fair value of loans 90 days or more delinquent (2)	$23,929	$5,013	$543	$29,485
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. As such, the $97.8 million fair value adjustment as of March 31, 2026 has been recorded in noninterest income—loan origination, sales, securitizations and servicing in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
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
There were no loan securitization transfers, other than those related to our Loan Platform Business, that qualified for sale accounting treatment during the three months ended March 31, 2026 and 2025.
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
During the three months ended March 31, 2026 we did not have any deconsolidation of debt on personal loans. During the three months ended March 31, 2025 we had deconsolidation of debt on student loans of $13.2 million which the impact on earnings from this deconsolidation was immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our current whole loan sales:

	Three Months Ended March 31,
	2026	2025
Personal loans
Fair value of consideration received:
Cash	$—	$1,113,022
Servicing assets recognized	—	68,625
Repurchase liabilities recognized	—	(1,280)
Total consideration	—	1,180,367
Aggregate unpaid principal balance and accrued interest of loans sold	—	1,113,172
Realized gain	$—	$67,195
Home loans
Fair value of consideration received:
Cash	$773,099	$326,640
Servicing assets recognized	7,377	2,794
Repurchase liabilities recognized	(1,066)	(609)
Total consideration	779,410	328,825
Aggregate unpaid principal balance and accrued interest of loans sold	764,515	322,532
Realized gain	$14,895	$6,293
The following table summarizes our delinquent whole loan sales:

	Three Months Ended March 31,
	2026	2025
Personal loans
Fair value of consideration received:
Cash	$7,114	$7,200
Servicing assets recognized	6,254	6,306
Repurchase liabilities recognized	(116)	(81)
Total consideration	13,252	13,425
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	93,530	94,833
Realized loss	$(80,278)	$(81,408)
__________________
(1) During the three months ended March 31, 2026, includes $88.9 million of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. During the three months ended March 31, 2025, includes $90.0 million of aggregate unpaid principal balance sold related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the three months ended March 31, 2026 $57.9 million of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2025 $63.3 million of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of March 31, 2026 and 2025, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.

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

	Three Months Ended March 31,
	2026	2025
Personal loans
Fair value of consideration received:
Cash	$2,907,117	$1,546,585
Servicing assets recognized	20,235	10,926
Repurchase liabilities recognized	(3,383)	(1,061)
Total consideration	2,923,969	1,556,450
Aggregate carrying amount and accrued interest of loans sold(1)	2,810,414	1,488,352
Loan fees, net(2)	93,320	57,172
Servicing assets recognized	20,235	10,926
Loan platform fees recognized(3)	$113,555	$68,098
_____________________
(1)Includes unpaid principal balance of $2.9 billion for the three months ended March 31, 2026 and $1.5 billion for the three months ended March 31, 2025.
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

	Three Months Ended March 31,
	2026	2025
Personal loans
Fair value of consideration received:
Cash(1)	$(475)	$(453)
Securitization investments retained(2)	81,711	39,134
Servicing assets recognized	582	280
Repurchase liabilities recognized	(97)	(27)
Total consideration	81,721	38,934
Aggregate carrying amount and accrued interest of loans sold(3)	79,552	37,597
Gain from loan sales(4)	$2,169	$1,337
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
(3)Includes unpaid principal balance of $80.9 million for the three months ended March 31, 2026 and $38.3 million for the three months ended March 31, 2025.
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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
March 31, 2026
Loans in delinquency (30+ days past due)	$243,933	$24,981	$53,035	$321,949
Total loans in delinquency	436,272	44,935	53,035	534,242
Total transferred loans serviced(1)	14,216,887	2,405,276	7,355,752	23,977,915
December 31, 2025
Loans in delinquency (30+ days past due)	$235,479	$30,523	$49,819	$315,821
Total loans in delinquency	396,827	57,225	49,819	503,871
Total transferred loans serviced(1)	13,215,980	2,653,191	7,037,366	22,906,537
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended March 31,
	2026	2025
Personal loans
Servicing fees collected from transferred loans	$35,702	$20,168
Charge-offs, net of recoveries, of transferred loans	229,724	128,921
Student loans
Servicing fees collected from transferred loans	3,147	5,145
Charge-offs, net of recoveries, of transferred loans	10,809	11,273
Home loans
Servicing fees collected from transferred loans	5,006	4,380
Total
Servicing fees collected from transferred loans	$43,855	$29,693
Charge-offs, net of recoveries, of transferred loans	240,533	140,194

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest, deferred origination costs and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
March 31, 2026
Secured loans	$740,033	$—	$—	$—	$—	$740,033
Credit card	480,743	5,079	4,504	10,780	20,363	501,106
Commercial and consumer banking:
Commercial real estate	158,280	564	203	—	767	159,047
Commercial and industrial	3,957	32	—	71	103	4,060
Residential real estate and other consumer(3)	12,519	—	—	—	—	12,519
Total commercial and consumer banking	174,756	596	203	71	870	175,626
Total loans	$1,395,532	$5,675	$4,707	$10,851	$21,233	$1,416,765
December 31, 2025
Secured loans	$872,253	$—	$—	$—	$—	$872,253
Credit card	483,803	4,650	3,713	9,161	17,524	501,327
Commercial and consumer banking:
Commercial real estate	159,854	—	373	—	373	160,227
Commercial and industrial	4,048	57	—	73	130	4,178
Residential real estate and other consumer(3)	11,536	—	—	—	—	11,536
Total commercial and consumer banking	175,438	57	373	73	503	175,941
Total loans	$1,531,494	$4,707	$4,086	$9,234	$18,027	$1,549,521
______________
(1)Generally, all of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, credit card, commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $50,064 and $49,205 as of March 31, 2026 and December 31, 2025, respectively, and accrued interest of $8,472 and $7,045 and deferred origination costs of $5,957 and $8,687 as of March 31, 2026 and December 31, 2025, respectively. For secured loans, the balance is presented before accrued interest of $1,233 and $1,728 as of March 31, 2026 and December 31, 2025, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,870 and $1,729 as of March 31, 2026 and December 31, 2025, respectively, and accrued interest of $681 and $689, respectively.
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

FICO	March 31, 2026	December 31, 2025
≥ 800	$45,696	$47,275
780 – 799	25,967	26,942
760 – 779	28,024	29,154
740 – 759	31,292	34,503
720 – 739	41,920	44,021
700 – 719	52,076	56,155
680 – 699	57,892	60,183
660 – 679	56,575	56,007
640 – 659	48,897	45,315
620 – 639	35,559	32,084
600 – 619	21,985	20,397
≤ 599	55,223	49,291
Total credit card	$501,106	$501,327
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$1,125	$35,317	$32,120	$18,702	$23,635	$26,791	$137,690	$158
Watch	—	—	766	—	6,576	1,166	8,508	—
Special mention	—	—	2,436	2,917	—	341	5,694	—
Substandard	—	—	—	2,209	2,606	2,182	6,997	—
Total commercial real estate	1,125	35,317	35,322	23,828	32,817	30,480	158,889	158
Commercial and industrial
Pass	—	—	113	36	—	2,650	2,799	1,145
Watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	116	116	—
Total commercial and industrial	—	—	113	36	—	2,766	2,915	1,145
Residential real estate and other consumer
Pass	—	263	—	—	—	4,521	4,784	7,735
Watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total residential real estate and other consumer	—	263	—	—	—	4,521	4,784	7,735
Total commercial and consumer banking	$1,125	$35,580	$35,435	$23,864	$32,817	$37,767	$166,588	$9,038

Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans were $740.0 million and $872.3 million as of March 31, 2026 and December 31, 2025, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the majority of which have a term of 7 years or less. Our secured loans were originated in 2023, 2024, and 2025, are all current and there have been no charge-offs since origination.
We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of March 31, 2026 and December 31, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

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
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended March 31, 2026
Balance at December 31, 2025	$49,205	$1,729	$2,998
Provision for credit losses(2)	8,506	389	(58)
Net charge-offs(3)	(7,647)	(248)	(258)
Balance at March 31, 2026	$50,064	$1,870	$2,682
Three Months Ended March 31, 2025
Balance at December 31, 2024	$44,350	$2,334	$2,444
Provision for credit losses(2)	5,819	(141)	378
Net charge-offs(3)	(7,990)	(3)	(33)
Balance at March 31, 2025	$42,179	$2,190	$2,789
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
(2)The provision for credit losses on credit cards and commercial and consumer banking loans is presented within provision for credit losses in the condensed consolidated statements of operations and comprehensive income. The provision for credit losses on accounts receivable is presented within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income.
(3)During the three months ended March 31, 2026 and 2025, recoveries of amounts previously reserved related to credit cards were $1,303 and $764, respectively. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, recoveries of amounts previously reserved related to accounts receivable were $2,026 and $302, respectively.

Credit card: Accrued interest receivables written off by reversing interest income were $1.9 million and $1.8 million during the three months ended March 31, 2026 and 2025, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 5. Investment Securities

The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
March 31, 2026
U.S. Treasury securities	$221,857	$1,026	$205	$(1,500)	$221,588
Agency mortgage-backed securities	2,801,325	7,205	8,014	(10,132)	2,806,412
Corporate bonds	184	3	—	(3)	184
Asset-backed bonds(2)	15,919	68	—	(62)	15,925
Residual investments(2)	3,537	32	—	(143)	3,426
Other(3)	952	4	—	(131)	825
Total investments in AFS debt securities	$3,043,774	$8,338	$8,219	$(11,971)	$3,048,360
December 31, 2025
U.S. Treasury securities	$74,540	$1,115	$166	$(465)	$75,356
Agency mortgage-backed securities	2,335,501	5,095	15,362	(1,352)	2,354,606
Corporate bonds	184	3	—	(2)	185
Asset-backed bonds(2)	19,626	83	—	(6)	19,703
Residual investments(2)	3,825	38	—	(93)	3,770
Other(3)	951	8	—	(126)	833
Total investments in AFS debt securities	$2,434,627	$6,342	$15,528	$(2,044)	$2,454,453
_____________________
(1) As of March 31, 2026 and December 31, 2025, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) 99% and 99% of the amortized cost basis of our investments as of March 31, 2026 and December 31, 2025, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary, classified as AFS debt securities. See Note 6. Securitization and Variable Interest Entities for additional information.
(3) Includes state municipal bond securities.
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
U.S. Treasury securities	$172,113	$(1,500)	$—	$—	$172,113	$(1,500)
Agency mortgage-backed securities	1,502,676	(9,309)	11,971	(823)	1,514,647	(10,132)
Corporate bonds	—	—	184	(3)	184	(3)
Asset-backed bonds	15,925	(62)	—	—	15,925	(62)
Residual investments	3,426	(143)	—	—	3,426	(143)
Other	—	—	825	(131)	825	(131)
Total investments in AFS debt securities	$1,694,140	$(11,014)	$12,980	$(957)	$1,707,120	$(11,971)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. Treasury securities	$49,962	$(465)	$—	$—	$49,962	$(465)
Agency mortgage-backed securities	202,845	(497)	19,661	(855)	222,506	(1,352)
Corporate bonds	—	—	185	(2)	185	(2)
Asset-backed bonds	19,703	(6)	—	—	19,703	(6)
Residual investments	3,770	(93)	—	—	3,770	(93)
Other	—	—	834	(126)	834	(126)
Total investments in AFS debt securities	$276,280	$(1,061)	$20,680	$(983)	$296,960	$(2,044)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
March 31, 2026
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$—	$49,337	$172,520	$—	$221,857
Agency mortgage-backed securities	—	46,516	20,058	2,734,751	2,801,325
Corporate bonds	—	184	—	—	184
Asset-backed bonds	—	—	15,919	—	15,919
Residual investments	—	—	3,537	—	3,537
Other	—	—	952	—	952
Total investments in AFS debt securities	$—	$96,037	$212,986	$2,734,751	$3,043,774
Weighted average yield for investments in AFS debt securities(1)	—%	4.07%	3.98%	4.53%	4.49%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$—	$49,032	$171,530	$—	$220,562
Agency mortgage-backed securities	—	46,636	19,831	2,732,740	2,799,207
Corporate bonds	—	181	—	—	181
Asset-backed bonds	—	—	15,857	—	15,857
Residual investments	—	—	3,394	—	3,394
Other	—	—	821	—	821
Total investments in AFS debt securities	$—	$95,849	$211,433	$2,732,740	$3,040,022
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $8,338 as of March 31, 2026.
Gross realized gains and losses on our investments in AFS debt securities were $8,433 and $(558), respectively, during the three months ended March 31, 2026. Gross realized gains and losses on our investments in AFS debt securities were immaterial during the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, there were no transfers between classifications of our investments in AFS debt securities. See Note 9. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

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
As of March 31, 2026 and December 31, 2025, we had one consolidated VIE, respectively, on our condensed consolidated balance sheets. During the three months ended March 31, 2026, we did not exercise any securitization clean up call related to consolidated VIEs. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of March 31, 2026 and December 31, 2025. Intercompany balances are eliminated upon consolidation.
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
As of March 31, 2026 and December 31, 2025, we had investments in 23 and 22 nonconsolidated VIEs, respectively. During the three months ended March 31, 2026, we established two nonconsolidated trusts and called one nonconsolidated trust.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the carrying value of Company assets associated with these nonconsolidated VIEs as of the dates presented.

	March 31, 2026	December 31, 2025
Securitization investments	$202,218	$144,627
Secured loans	741,266	873,981
Servicing rights	60,771	72,077
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

	March 31, 2026	December 31, 2025
Personal loans	$176,145	$117,322
Student loans	26,073	27,305
Securitization investments(1)	$202,218	$144,627
_____________________
(1)As of March 31, 2026, includes $15.9 million and $3.4 million of asset-backed bonds and residual investments, respectively, classified as available for sale. See Note 5. Investment Securities for additional information.
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
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments, which are included in other assets and accounts payable, accruals and other liabilities, respectively, in the condensed consolidated balance sheets. Our investments were $76.9 million and $53.5 million as of March 31, 2026 and December 31, 2025, respectively. The unfunded commitments, included as part of our investments, were $63.9 million and $47.2 million as of March 31, 2026 and December 31, 2025, respectively, the majority of which are expected to be funded over the next 3 years.
The Company accounts for its LIHTC investments under the proportional amortization method. Under this method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The related tax credits and other benefits recognized, as well as the amortization of the related investments were immaterial for the three months ended March 31, 2026 and March 31, 2025, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 7. Deposits

We offer deposit accounts to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.
Below is a disaggregated presentation of our deposits:

	March 31, 2026	December 31, 2025
Savings deposits	$35,342,000	$32,461,228
Demand deposits	3,691,384	3,685,409
Time deposits(1)	1,086,315	1,240,713
Total interest-bearing deposits(2)	40,119,699	37,387,350
Noninterest-bearing deposits	122,998	118,045
Total deposits	$40,242,697	$37,505,395
_____________________
(1) As of March 31, 2026 and December 31, 2025, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $29,702 and $26,317, respectively.
(2) As of March 31, 2026 and December 31, 2025, includes brokered deposits of $1,243,663 and $1,402,355, respectively. Brokered deposits consist of time deposits and demand deposits.
As of March 31, 2026, future maturities of our total time deposits were as follows:

Remainder of 2026	$1,076,775
2027	3,713
2028	5,433
2029	367
2030	27
Thereafter	—
Total	$1,086,315

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 8. Debt

The following table summarizes the components of our debt:

	March 31, 2026					December 31, 2025
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$—	4.28% – 4.91%	June 2026 – October 2028	$3,700,000	$—	$—
Student loan warehouse facilities	—	4.18% – 4.83%	May 2026 – November 2028	3,480,000	—	—
Revolving credit facility(5)		5.26%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(6)		—%	October 2026		428,022	428,022
Convertible senior notes, due 2029(7)		1.25%	March 2029		862,500	862,500
Other financing(8)	261,983			314,927	—	—
Securitizations
Student loan securitizations	59,786	3.09% – 3.73%	August 2048		50,891	54,107
Total, before unamortized debt issuance costs, premiums and discounts					$1,827,413	$1,830,629
Less: unamortized debt issuance costs, premiums and discounts(9)					(13,932)	(15,467)
Total debt					$1,813,481	$1,815,162
_________________
(1)As of March 31, 2026, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of March 31, 2026. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of March 31, 2026 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 50 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts issued during the three months ended March 31, 2026.
(5)As of March 31, 2026, $11.4 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 14. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(6)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three months ended March 31, 2026 and March 31, 2025, total interest expense on the convertible notes was $0.5 million and $0.5 million, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs. For the three months ended March 31, 2026 and March 31, 2025, the effective interest rate was 0.43% and 0.43%, respectively. As of March 31, 2026 and December 31, 2025, unamortized debt discount and issuance costs were $1.0 million and $1.5 million, respectively, and the net carrying amount was $427.0 million and $426.6 million, respectively.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three months ended March 31, 2026, total interest expense on the convertible notes was $3.8 million, which was composed of $2.7 million of contractual interest expense and $1.1 million of amortization of discounts and issuance costs; and the effective interest rate was 1.77%. For the three months ended March 31, 2025, total interest expense on the convertible notes was $3.8 million, which was composed of $2.7 million of contractual interest expense and $1.1 million of amortization of discounts and issuance costs; and the effective interest rate was 1.77%. As of March 31, 2026 and December 31, 2025, unamortized debt discount and issuance costs were $12.9 million and $14.0 million, respectively, and the net carrying amount was $849.6 million and $848.5 million, respectively.
(8)As of March 31, 2026, includes $59.5 million of loans and $202.5 million of investment securities pledged as collateral to secure $264.9 million of available borrowing capacity with the FHLB, of which $46.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 14. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(9)As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs related to revolving debt of $0.9 million and $1.0 million, respectively, was reported in other assets in the condensed consolidated balance sheets.
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
Conversion
The convertible notes were convertible by the noteholders prior to the close of business on the business day immediately preceding April 15, 2026 if certain conditions related to the notes trading price or Company’s share price are met, there are certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption, each as set forth in the indenture. On and after April 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, the convertible notes are freely convertible by the noteholders. The conversion rate is 44.6150 shares of our common stock per $1,000 principal amount of convertible notes, which represents an initial conversion price of approximately $22.41 per share of our common stock.
As of March 31, 2026, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock. We expect to settle conversions by a combination of cash and shares of our common stock, based on the applicable conversion rate(s).
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
Conversion
During the three months ended March 31, 2026, a conditional conversion feature of the 2029 convertible notes was met. Specifically, the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. As a result of this condition being met, the 2029 convertible notes are convertible, in whole or in part, at the option of the holders from April 1, 2026 to June 30, 2026. Through May 7, 2026, no holder elected to convert their notes. Whether the 2029 convertible notes will be convertible following June 30, 2026 will depend on the continued satisfaction of this conversion condition or another conversion condition in the future.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Material Changes to Debt Arrangements
During the three months ended March 31, 2026, we did not open or close any warehouse facilities, and no warehouse facilities matured.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of March 31, 2026, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

March 31, 2026
Remainder of 2026	$428,022
2027	—
2028	486,000
2029	862,500
2030	—
Thereafter	—
Total	$1,776,522

Note 9. Equity

Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of March 31, 2026, the Company had 1,281,409,498 shares of common stock and no shares of non-voting common stock issued and outstanding.
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
In January 2026, the Company completed the issuance and sale of 3,209,206 shares of common stock purchased pursuant to a 30-day option related to the December 2025 underwriting agreement. The Company received net proceeds of approximately $0.1 billion after deducting underwriting discounts and commissions paid.
Inclusive of the option, the total aggregate number of shares sold in December 2025 and January 2026 related to the offering was 57,754,660 shares, for total cash proceeds of approximately $1.6 billion, net of underwriting discounts and commissions paid.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The Company reserved the following common stock for future issuance:

	March 31, 2026	December 31, 2025
Outstanding stock options, restricted stock units and performance stock units	74,879,337	69,314,034
Possible future issuance under stock plans	187,896,607	124,357,791
Conversion of convertible notes(1)	19,096,202	19,096,202
Total common stock reserved for future issuance	281,872,146	212,768,027
____________________
(1)Represents the number of common stock issuable upon conversion of all convertible note principal at the conversion rate in effect at the balance sheet date. As of March 31, 2026, the 2026 convertible notes are potentially convertible into 19,096,202 shares of common stock. We expect to settle conversions by a combination of cash and shares of our common stock, based on the applicable conversion rate(s). See Note 8. Debt for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the three months ended March 31, 2026 and 2025.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended March 31, 2026
AOCI, beginning balance	$10,340	$639	$10,979
Other comprehensive loss before reclassifications	(7,213)	(774)	(7,987)
Amounts reclassified from AOCI into earnings	(5,735)	—	(5,735)
Net current-period other comprehensive loss(1)(2)	(12,948)	(774)	(13,722)
AOCI, ending balance	$(2,608)	$(135)	$(2,743)
Three Months Ended March 31, 2025
Beginning balance	$(9,359)	$994	$(8,365)
Other comprehensive income (loss) before reclassifications	11,462	(269)	11,193
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive income (loss)(1)(2)	11,462	(269)	11,193
AOCI, ending balance	$2,103	$725	$2,828
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 10. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended March 31,
	2026	2025
Interest rate swaps(1)	$149,518	$(131,736)
Home loan pipeline hedges(1)	11,936	(2,143)
Derivative contracts to manage future loan sale execution risk	161,454	(133,879)
Interest rate swaps(1)(2)	389	(1,094)
IRLCs(1)	(2,410)	6,847
Total	$159,433	$(128,126)
_____________________
(1) Recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
(2) Represents gains (losses) on derivative contracts to manage securitization investment interest rate risk.
The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	March 31, 2026		December 31, 2025
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$145,668	$(1,334)	$61,583	$(133)
Home loan pipeline hedges	9,614	(172)	—	(4,547)
Total, gross	155,282	(1,506)	61,583	(4,680)
Derivative netting	(1,395)	1,395	(133)	133
Total, net(1)	$153,887	$(111)	$61,450	$(4,547)
_____________________
(1) As of March 31, 2026, we did not have a cash collateral requirement related to these instruments. As of December 31, 2025, we had a cash collateral requirement related to these instruments of $3,364.
The following table presents the notional amount of derivative contracts outstanding:

	March 31, 2026	December 31, 2025
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$21,718,947	$19,113,953
Home loan pipeline hedges	2,342,000	1,244,000
Interest rate swaps(1)	21,053	21,047
IRLCs(2)	695,367	532,172
Total	$24,777,367	$20,911,172
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 11. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	March 31, 2026				December 31, 2025
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$221,588	$—	$—	$221,588	$75,356	$—	$—	$75,356
Agency mortgage-backed securities(1)	—	2,806,412	—	2,806,412	—	2,354,606	—	2,354,606
Corporate bonds(1)	—	184	—	184	—	185	—	185
Other(1)	—	825	—	825	—	833	—	833
Asset-backed bonds(2)	—	164,601	—	164,601	—	113,272	—	113,272
Residual investments(2)	—	—	37,617	37,617	—	—	31,355	31,355
Investment securities(3)	221,588	2,972,022	37,617	3,231,227	75,356	2,468,896	31,355	2,575,607
Loans at fair value(4)	—	325,029	40,342,220	40,667,249	—	204,133	36,199,228	36,403,361
Servicing rights	—	—	367,902	367,902	—	—	378,178	378,178
Third party warrants(5)(6)	—	—	540	540	—	—	540	540
Derivative assets(5)(7)(8)	—	155,282	—	155,282	—	61,583	—	61,583
IRLCs(5)(9)	—	—	7,561	7,561	—	—	9,971	9,971
Student loan commitments(5)(9)	—	—	19,270	19,270	—	—	28,779	28,779
Personal loan commitments(5)(9)	—	—	9,034	9,034	—	—	—	—
Total assets(11)	$221,588	$3,452,333	$40,784,144	$44,458,065	$75,356	$2,734,612	$36,648,051	$39,458,019
Liabilities
Debt(10)	$—	$50,891	$—	$50,891	$—	$54,107	$—	$54,107
Residual interests classified as debt	—	—	517	517	—	—	520	520
Derivative liabilities(5)(7)(8)	—	1,506	—	1,506	—	4,680	—	4,680
Total liabilities	$—	$52,397	$517	$52,914	$—	$58,787	$520	$59,307
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of March 31, 2026 and December 31, 2025, interest rate swaps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(9)IRLCs, student loan commitments (which include in-school loan and student loan refinancing commitments) and personal loan commitments are classified as Level 3 because of our reliance on assumed loan funding probabilities. The assumed probabilities are based on our internal historical experience with home loans, student loans and personal loans similar to those in the funding pipelines on the measurement date.
(10)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of March 31, 2026 and December 31, 2025, the unpaid principal related to debt measured at fair value was $53,081 and $56,255, respectively. For the three months ended March 31, 2026, gains from changes in fair value were immaterial. For the three months ended March 31, 2025, losses from changes in fair value were $760. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three months ended March 31, 2026 and 2025.
(11)During the fourth quarter of 2025, the Company launched SoFi Crypto which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions, we maintain an incidental inventory of crypto assets for operational purposes. As of March 31, 2026 and December 31, 2025, the fair value of our crypto assets were immaterial. These assets are presented within other assets and categorized as Level 1 as of March 31, 2026 and December 31, 2025.
Level 3 Recurring Fair Value Rollforward
The following tables present the changes in our assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We did not have any transfers into or out of Level 3 during the periods presented.

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	January 1, 2026	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	March 31, 2026
Assets
Personal loans	$21,540,668	$(207,799)	$2,574	$(13,252)	$5,376,998	$(3,015,156)	$(1,612)	$23,682,421	$(35,378)
Student loans	13,657,578	(7,073)	86,875	—	2,613,708	(1,043,250)	28,982	15,336,820	34,789
Home loans	1,000,982	12,138	—	—	337,130	(30,172)	2,901	1,322,979	11,758
Loans at fair value(1)	36,199,228	(202,734)	89,449	(13,252)	8,327,836	(4,088,578)	30,271	40,342,220	11,169
Servicing rights(2)	378,178	(1,880)	2,055	—	34,448	(44,899)	—	367,902	(1,477)
Residual investments(3)	31,355	176	8,402	—	—	(2,316)	—	37,617	176
IRLCs(4)	9,971	3,887	—	—	—	(6,297)	—	7,561	7,561
Student loan commitments(4)	28,779	13,424	—	—	—	(22,933)	—	19,270	19,270
Personal loan commitments(4)	—	9,034	—	—	—	—	—	9,034	9,034
Third party warrants(5)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(3)	(520)	(27)	—	—	—	30	—	(517)	(27)
Net impact on earnings		$(178,120)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	January 1, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	March 31, 2025
Assets
Personal loans	$17,532,396	$(73,425)	$2,898	$(1,195,404)	$3,977,670	$(2,373,157)	$(1,748)	$17,869,230	$63,013
Student loans	8,597,368	125,769	200,069	—	1,191,463	(545,246)	2,034	9,571,457	134,214
Home loans	85,568	9,280	—	—	175,231	(1,301)	—	268,778	8,387
Loans at fair value(1)	26,215,332	61,624	202,967	(1,195,404)	5,344,364	(2,919,704)	286	27,709,465	205,614
Servicing rights(2)	342,128	1,074	3,637	(1,940)	88,931	(44,050)	—	389,780	1,074
Residual investments(3)	25,394	664	4,255	—	—	(1,583)	—	28,730	664
IRLCs(4)	1,227	8,074	—	—	—	(1,227)	—	8,074	8,074
Student loan commitments(4)	6,042	471	—	—	—	(6,042)	—	471	471
Third party warrants(5)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(3)	(609)	(35)	—	—	—	65	—	(579)	(35)
Net impact on earnings		$71,872
_____________________
(1)For loans at fair value, purchases reflect consideration and relate to previously transferred loans. Purchase activity included elective repurchases of $200.1 million during the three months ended March 31, 2025 and securitization clean-up calls of $86.7 million during the three months ended March 31, 2026. There were no elective repurchases during the three months ended March 31, 2026 and no securitization clean-up calls during the three months ended March 31, 2025. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Sales reflect consideration received on loans sold during the period. Issuances represent the unpaid principal balance of loans originated. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with loan commitments funded during the period, capitalized interest, whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, securitizations and servicing, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income.
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
(4)For IRLCs, student loan commitments and personal loan commitments, settlements reflect funded loans during the period multiplied by the respective IRLC, student loan commitment or personal loan commitment price in effect at the beginning of the quarter. For IRLCs, student loan commitments and personal loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
(5)For third party warrants, impacts on earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $(11,623) during the three months ended March 31, 2026 and $50,969 during the three months ended March 31, 2025. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.

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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	March 31, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	17.8% – 29.5%	25.5%	18.3% – 30.7%	26.9%
Annual default rate	4.1% – 16.7%	4.6%	3.7% – 37.9%	4.5%
Discount rate	4.6% – 6.7%	4.6%	4.4% – 6.6%	4.5%
Student loans
Conditional prepayment rate	9.7% – 12.6%	11.1%	9.6% – 12.9%	11.2%
Annual default rate	0.3% – 6.7%	0.7%	0.4% – 6.4%	0.7%
Discount rate	3.8% – 8.2%	4.0%	3.7% – 8.2%	3.9%
Home loans
Conditional prepayment rate	6.0% – 23.6%	14.2%	6.2% – 20.7%	13.6%
Annual default rate	0.1% – 7.4%	0.5%	0.1% – 7.4%	0.6%
Discount rate	5.1% – 8.5%	6.0%	4.9% – 8.5%	5.9%
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	March 31, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.1% – 1.2%	0.3%	0.1% – 1.1%	0.3%
Conditional prepayment rate	14.7% – 35.6%	25.4%	15.0% – 39.4%	24.3%
Annual default rate	1.0% – 21.0%	5.0%	1.0% – 18.0%	5.0%
Discount rate	8.5% – 19.2%	10.3%	8.5% – 19.0%	10.1%
Student loans
Market servicing costs	0.1% – 0.3%	0.2%	0.1% – 0.3%	0.2%
Conditional prepayment rate	7.8% – 15.6%	12.9%	6.4% – 15.1%	12.5%
Annual default rate	0.3% – 13.8%	0.9%	0.3% – 3.7%	0.9%
Discount rate	8.5% – 8.5%	8.5%	8.5% – 8.5%	8.5%
Home loans
Market servicing costs	0.7% – 0.9%	0.7%	0.1% – 0.2%	0.1%
Conditional prepayment rate	4.5% – 14.7%	8.8%	4.7% – 21.5%	8.7%
Annual default rate	0.1% – 0.4%	0.1%	0.0% – 0.1%	0.0%
Discount rate	9.2% – 13.0%	9.3%	9.3% – 10.0%	9.3%
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	March 31, 2026	December 31, 2025
Market servicing costs
2.5 basis points increase	$(8,374)	$(8,825)
5.0 basis points increase	(16,773)	(17,675)
Conditional prepayment rate
10% increase	$(11,286)	$(11,650)
20% increase	(21,923)	(22,653)
Annual default rate
10% increase	$(1,047)	$(1,015)
20% increase	(2,083)	(2,020)
Discount rate
100 basis points increase	$(6,804)	$(6,646)
200 basis points increase	(13,201)	(12,925)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	March 31, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	11.5% – 35.6%	22.1%	11.9% – 36.5%	21.2%
Annual default rate	0.7% – 8.7%	3.9%	0.7% – 8.6%	3.5%
Discount rate	5.3% – 30.0%	13.5%	5.1% – 30.0%	11.9%
Residual interests classified as debt
Conditional prepayment rate	12.0% – 12.0%	12.0%	12.0% – 12.0%	12.0%
Annual default rate	1.1% – 1.1%	1.1%	1.1% – 1.1%	1.1%
Discount rate	9.5% – 9.5%	9.5%	9.5% – 9.5%	9.5%
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
Loan Commitments
We classify student loan commitments and personal loan commitments as Level 3 because the assets do not trade in an active market with readily observable prices and, as such, our valuations utilize significant unobservable inputs. Additionally, we classify IRLCs as Level 3, as our IRLCs are inherently uncertain and unobservable given that a home loan origination is contingent on a variety of factors. The following key unobservable inputs were used in the fair value measurements of our IRLCs, student loan commitments and personal loan commitments:

	March 31, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	57.4% – 85.3%	74.7%	58.6% – 75.6%	69.7%
Student loan commitments
Loan funding probability(1)	89.0% – 99.0%	93.5%	89.0% – 99.0%	94.5%
Personal loan commitments
Loan funding probability(1)	93.7% – 99.4%	95.2%	n/m	n/m
___________________
(1)The aggregate amount of student loans we committed to fund was $310,479 and $437,470 as of March 31, 2026 and December 31, 2025, respectively. The aggregate amount of personal loans we committed to fund was $92,516 as of March 31, 2026. As of December 31, 2025, we had no personal loan commitments. See Note 10. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
The key assumption is defined as follows:
•Loan funding probability — Our expectation of the percentage of IRLCs, student loan commitments or personal loan commitments which will become funded loans. A significant difference between the actual funded rate and the assumed funded rate at the measurement date could result in a significantly higher or lower fair value measurement of our IRLCs, student loan commitments and personal loan commitments. An increase in the loan funding probabilities, in isolation, would result in an increase in a fair value measurement. The weighted average assumptions were weighted based on relative fair values.

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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets
Cash and cash equivalents(1)	$3,401,020	$3,401,020	$—	$—	$3,401,020
Restricted cash and restricted cash equivalents(1)	360,231	360,231	—	—	360,231
Loans(2)	1,505,541	—	—	1,551,703	1,551,703
Other investments(3)	146,503	—	146,503	—	146,503
Total assets	$5,413,295	$3,761,251	$146,503	$1,551,703	$5,459,457
Liabilities
Deposits(4)	$40,242,697	$—	$40,242,920	$—	$40,242,920
Debt(5)	1,762,590	2,015,705	486,000	—	2,501,705
Total liabilities	$42,005,287	$2,015,705	$40,728,920	$—	$42,744,625
December 31, 2025
Assets
Cash and cash equivalents(1)	$4,929,452	$4,929,452	$—	$—	$4,929,452
Restricted cash and restricted cash equivalents(1)	427,321	427,321	—	—	427,321
Loans(2)	1,633,702	—	—	1,670,391	1,670,391
Other investments(3)	146,204	—	146,204	—	146,204
Total assets	$7,136,679	$5,356,773	$146,204	$1,670,391	$7,173,368
Liabilities
Deposits(4)	$37,505,395	$—	$37,506,689	$—	$37,506,689
Debt(5)	1,761,055	2,997,347	486,000	—	3,483,347
Total liabilities	$39,266,450	$2,997,347	$37,992,689	$—	$40,990,036
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
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The estimated fair value of our 2026 convertible notes was $438.2 million and $554.1 million as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value of our 2029 convertible notes was $1.6 billion and $2.4 billion as of March 31, 2026 and December 31, 2025, respectively. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
Nonrecurring Fair Value Measurements
Investments in equity securities of $51,010 and $51,083 as of March 31, 2026 and December 31, 2025, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair value measurements. The balances were primarily composed of a $27,500 investment as well as a $20,000 investment as of March 31, 2026 and December 31, 2025, that are valued under the measurement alternative method.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Share-Based Compensation

2021 Stock Option and Incentive Plan
The Amended and Restated 2021 Stock Option and Incentive Plan (the “Amended and Restated 2021 Plan”) allows for the issuance of stock options, stock appreciation rights, restricted stock, RSUs (including PSUs), dividend equivalents and other stock or cash based awards for issuance to its employees, non-employee directors and non-employee third parties. Shares associated with option exercises and RSU vesting are issued from the authorized pool.
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
Compensation and Benefits
Share-based compensation expense related to stock options, RSUs, PSUs and the ESPP is presented within the following line items in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2026	2025
Technology and product development	$27,980	$23,907
Sales and marketing	5,161	5,352
Cost of operations	3,975	3,425
General and administrative	34,896	31,072
Total	$72,012	$63,756
Total compensation and benefits, inclusive of share-based compensation expense, was $329,727 and $268,606 for the three months ended March 31, 2026 and 2025, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2026	13,748,914	$7.95	2.2
Exercised	(335,647)	7.05
Outstanding as of March 31, 2026	13,413,267	$7.97	2.0
Exercisable as of March 31, 2026	13,413,267	$7.97	2.0
As of March 31, 2026, there was no unrecognized compensation cost related to unvested stock options.

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
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	45,221,279	$11.57
Granted	12,271,947	18.44
Vested(1)	(7,627,684)	9.96
Forfeited	(836,665)	11.67
Outstanding as of March 31, 2026	49,028,877	$13.54
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the three months ended March 31, 2026 was $75.9 million.
As of March 31, 2026, there was $620.0 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.4 years.
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	10,343,841	$11.50
Granted	2,093,352	20.76
Outstanding as of March 31, 2026	12,437,193	$13.04
Compensation cost associated with PSUs is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model.
During 2026, we granted PSUs that will vest, if at all, at the conclusion of a three-year measurement period commencing January 1, 2026, subject to the achievement of specified performance goals, such as absolute growth in tangible book value, total risk weighted capital ratio, and relative total shareholder return.
The following table summarizes the inputs used for estimating the fair value of PSUs granted:

	Three Months Ended March 31,
Input	2026	2025
Risk-free interest rate	3.6%	3.9%
Expected volatility	61.3%	64.3%
Fair value of common stock	$18.53	$11.26
Dividend yield	—%	—%
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
As of March 31, 2026, there was $87.9 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.4 years.
Employee Stock Purchase Plan
Our ESPP provides permitted eligible employees the right to purchase shares of the Company's common stock through payroll deductions of their eligible compensation, subject to certain limitations. Compensation expense for the ESPP relates to the 15% discount and is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes Model and compensation expense is recognized over the offering period.
The table below presents the fair value assumptions used for the period indicated:

	Three Months Ended March 31,
Input	2026	2025
Risk-free interest rate	4.0%	4.3%
Expected term (in years)	0.5	0.5
Expected volatility	60.5%	49.6%
Fair value of common stock	$20.51	$15.57
Dividend yield	—%	—%
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
As of March 31, 2026, there was $3.6 million of unrecognized compensation cost related to the ESPP, to be recognized over the remainder of the six-month offering period ending in June 2026.

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
For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $32,821 and $8,666, respectively. The income tax expense recognized in both periods was primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. For the three months ended March 31, 2026, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits from stock compensation.
There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2026.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the three months ended March 31, 2026, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

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
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $9,968 and $8,120, during the three months ended March 31, 2026 and 2025, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.
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
SoFi and its subsidiaries, including SoFi Bank, also are or may be subject to potential liability under other contingent exposures, including self-insurance and other miscellaneous contingencies.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees, which are disclosed in our Annual Report on Form 10-K.
As of March 31, 2026 and December 31, 2025, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $17.9 million and $18.4 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income or within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business. As of March 31, 2026 and December 31, 2025, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $15.6 billion and $15.7 billion, respectively.
As of March 31, 2026 and December 31, 2025, we had a total of $4.1 million and $4.7 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $0.7 million and $1.3 million of our cash as of March 31, 2026 and December 31, 2025, respectively, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of March 31, 2026 and December 31, 2025, we had a total of $46.7 million and $46.7 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of March 31, 2026, we funded $7.9 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $22.1 million of the total $30.0 million commitment outstanding.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of March 31, 2026 and December 31, 2025, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Digital Assets Under Custody
As part of the SoFi Crypto business, we are obligated to securely store all digital assets that are held in custodial products on behalf of customers. As such, we may be liable to our users for losses arising from our failure to secure these assets from theft or loss. We have not incurred any losses related to such obligations and therefore have not accrued any liabilities as of March 31, 2026. These assets are not recorded in the condensed consolidated balance sheets. Since the risk of loss is remote, we did not record a contingent liability at March 31, 2026. We have no reason to believe we will incur any expense associated with such potential liability because (i) we account for and continually verify the amount of crypto assets within our control and (ii) we have established security around custodial product private keys to minimize the risk of theft or loss.

Note 15. Earnings Per Share

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
The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
($ and shares in thousands, except per share amounts)(1)	2026	2025
Numerator:
Net income attributable to common stockholders – basic	$166,731	$71,116
Plus: Dilutive effect of convertible notes, net(2)	344	339
Net income attributable to common stockholders – diluted(2)	$167,075	$71,455
Denominator:
Weighted average common stock outstanding – basic	1,276,328	1,097,994
Convertible notes(3)	69,440	50,508
Unvested RSUs	22,570	30,244
Common stock options	8,437	6,719
Unvested PSUs	1,218	—
Underwritten public offering options(4)	18	—
Weighted average common stock outstanding – diluted	1,378,011	1,185,466
Earnings per share – basic	$0.13	$0.06
Earnings per share – diluted	$0.12	$0.06
________________________
(1)Certain amounts may not recalculate exactly using the rounded amounts provided. Earnings per share is calculated based on unrounded numbers.
(2)Reflects interest expense incurred, net of tax, associated with convertible note activity during the period as evaluated under the if-converted method.
(3)Includes incremental dilutive shares from 2026 convertible notes and 2029 convertible notes.
(4)For the three months ended March 31, 2026, reflects weighted average options outstanding related to a 30-day option to purchase additional shares pursuant to our December 2025 underwritten public offering. The Company completed the issuance and sale of common stock pursuant to the option in January 2026. See Note 9. Equity for additional information.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

	Three Months Ended March 31,
(Shares in thousands)	2026	2025
Unvested RSUs(1)	7,200	3,067
Unvested PSUs(1)	10,106	15,600
ESPP	1,469	1,018
Contingent common stock(2)	—	46
________________________
(1)Amounts reflect weighted average instruments outstanding.
(2)Represents contingently returnable common stock in connection with the Technisys Merger, which consisted of shares that were held in escrow pending resolution of outstanding indemnification claims by SoFi. These shares were issued in 2022 and partially released in 2023, with all remaining shares released in January 2026.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Three Months Ended March 31, 2026	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$500,231	$355	$227,740	$728,326	$(35,338)	$692,988
Noninterest income (loss)(2)	142,189	74,731	200,803	417,723	(10,343)	407,380
Total net revenue (loss)	$642,420	$75,086	$428,543	$1,146,049	$(45,681)	$1,100,368
Provision for credit losses	—	—	(8,890)	(8,890)
Servicing rights – change in valuation inputs or assumptions(3)	(13,163)	—	—	(13,163)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	27	—	—	27
Directly attributable expenses(5):
Compensation and benefits	(52,249)	(46,090)	(57,425)
Direct advertising	(96,905)	—	(11,994)
Lead generation	(59,144)	—	(51,624)
Loan origination and servicing costs	(24,696)	—	—
Product fulfillment	—	(2,527)	(26,597)
Tools and subscriptions	—	(6,991)	—
Member incentives	—	—	(24,634)
Professional services	(3,861)	(4,311)	(9,649)
Intercompany technology platform expenses	(612)	—	(12,727)
Other	(9,431)	(3,168)	(29,419)
Directly attributable expenses	(246,898)	(63,087)	(224,069)	(534,054)
Contribution profit	$382,386	$11,999	$195,584	$589,969

Three Months Ended March 31, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$360,621	$413	$173,199	$534,233	$(35,507)	$498,726
Noninterest income (loss)(2)	52,752	103,014	129,920	285,686	(12,653)	273,033
Total net revenue (loss)	$413,373	$103,427	$303,119	$819,919	$(48,160)	$771,759
Provision for credit losses	—	—	(5,639)	(5,639)
Servicing rights – change in valuation inputs or assumptions(3)	(1,074)	—	—	(1,074)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	35	—	—	35
Directly attributable expenses(5):
Compensation and benefits	(35,889)	(44,486)	(42,479)
Direct advertising	(67,769)	—	(5,676)
Lead generation	(40,245)	—	(31,668)
Loan origination and servicing costs	(18,721)	—	—
Product fulfillment	—	(13,962)	(18,701)
Tools and subscriptions	—	(6,890)	—
Member incentives	—	—	(16,083)
Professional services	(2,235)	(2,670)	(7,257)
Intercompany technology platform expenses	(489)	—	(11,021)
Other	(8,051)	(4,506)	(16,263)
Directly attributable expenses	(173,399)	(72,514)	(149,148)	(395,061)
Contribution profit	$238,935	$30,913	$148,332	$418,180
____________________

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(1)Within the Technology Platform segment, intercompany fees were $24,737 and $16,195 for the three months ended March 31, 2026 and 2025, respectively. This revenue is generally based on transactions made at market-based rates. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
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

	Three Months Ended March 31,
	2026	2025
Reportable segments total contribution profit	$589,969	$418,180
Corporate/Other total net revenue (loss)	(45,681)	(48,160)
Intercompany expenses	24,737	16,195
Servicing rights – change in valuation inputs or assumptions	13,163	1,074
Residual interests classified as debt – change in valuation inputs or assumptions	(27)	(35)
Not allocated to segments:
Share-based compensation expense	(72,012)	(63,756)
Employee-related costs(1)	(108,455)	(88,197)
Depreciation and amortization expense	(67,578)	(55,283)
Other corporate and unallocated(2)	(134,564)	(100,236)
Income before income taxes	$199,552	$79,782
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
Goodwill
Goodwill as of both March 31, 2026 and December 31, 2025 was $1,393,505. As of each of March 31, 2026 and December 31, 2025, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of March 31, 2026.

Note 17. Subsequent Events

Management of the Company performed an evaluation of subsequent events that occurred after the balance sheet date through the date of this Quarterly Report on Form 10-Q, and determined that there were no subsequent events to report.

SoFi Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as SoFi Technologies’ audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 17, 2026 and subsequent filings with the SEC. Certain amounts may not foot or tie to other disclosures due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

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
In order to help achieve our mission, we are a member-centric, everything app for digital financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients” as defined under “Key Business Metrics”. We offer personal loans, student loans, home loans and related servicing and offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Crypto, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services that we offer through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. Our Technology Platform supports innovation for a broad range of enterprises, with offerings that give clients the ability to create, launch and run financial products. In addition, SoFi Plus is our premium financial membership that provides benefits that span our offerings and brings together all we have to offer.
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
Our three reportable segments and their primary product and service offerings as of March 31, 2026 were as follows:

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
International Operations
While we primarily operate in the United States, we also operate internationally in Latin America, Canada and Switzerland largely through our Technology Platform segment, as well as in Hong Kong through SoFi Holdings (Hong Kong) Limited (an investment business).
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

SoFi Technologies, Inc.

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
SoFi Money
Checking and savings accounts provide a digital banking experience which allows members to spend, save and earn interest and rewards in flexible ways. We believe SoFi Checking and Savings accounts held at SoFi Bank are attractive to our members and prospective members due to our differentiated offerings, including competitive interest rates, access to expanded FDIC insurance coverage of up to $3 million through our Insured Deposit Program and the convenience and benefits of being part of a cohesive, simplified financial ecosystem within our mobile platform. We also offer global remittance services which leverage blockchain technology to provide fast, seamless, low cost and safe international payments.

SoFi Technologies, Inc.

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
SoFi Crypto
During the fourth quarter of 2025, we launched SoFi Crypto, a digital asset trading platform within our Financial Services segment. This offering is structured differently from our prior legacy offering and is designed to operate within the Company’s current regulatory framework.
SoFi Crypto enables members to buy, sell and hold digital assets through SoFi Bank. The platform is integrated with our existing banking products, allowing members to fund digital asset transactions directly from their SoFi Money checking and savings accounts without transferring funds to external platforms, providing a consolidated experience within a single application. The platform leverages our existing technology infrastructure, compliance framework, and security controls applicable to our bank and brokerage operations. We also provide educational content and in-app disclosures designed to improve accessibility and help members understand digital assets and associated risks, particularly for members who are new to cryptocurrency transactions.
In December 2025, we also launched SoFiUSD, our proprietary stablecoin issued on a public, permissionless blockchain, which represented an additional step in expanding our digital asset capabilities. SoFiUSD is intended to support faster, lower-cost and more efficient movement of funds across payment ecosystems. During the first quarter of 2026, we began minting SoFiUSD and entered into a partnership with Mastercard to support future settlement capabilities across its global payments network. These initiatives are intended to enhance interoperability between digital assets and fiat currencies and, over time, facilitate more continuous transaction settlement capabilities.
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

SoFi Technologies, Inc.

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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes components for a fixed price per loan and recognition of servicing assets. These fees accounted for 59% of our total Financial Services noninterest income for the three months ended March 31, 2026.
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 11% of our total Financial Services noninterest income for the three months ended March 31, 2026.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 18% of our total Financial Services noninterest income for the three months ended March 31, 2026.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 8% of our total Financial Services noninterest income for the three months ended March 31, 2026.

Business Highlights

SoFi is a financial services company that leverages technology to serve people and enterprises. SoFi's continuous investments in innovation and brand building led to the strongest financial performance in the history of the company, fueling significant member and product growth and paving the way for future growth. We reported a number of key financial achievements in the three months ended March 31, 2026, including total net revenue of $1.1 billion, representing an increase of 43% over total net revenue in the same period of 2025. For the first quarter of 2026, total fee-based revenue reached $386.8 million, compared to $315.4 million in the same period of 2025, a year-over-year increase of 23%. This was driven by strong performance from our Loan Platform Business, as well as origination fee revenue, interchange fee revenue and brokerage fee revenue. Diluted EPS for the three months ended March 31, 2026 was $0.12 compared to diluted EPS of $0.06 in the same period of 2025.

SoFi Technologies, Inc.

The following tables set forth selected financial data:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands, except per share amounts)	2026	2025	$ Change	% Change
Net interest income	$692,988	$498,726	$194,262	39%
Total noninterest income	407,380	273,033	134,347	49%
Total net revenue	1,100,368	771,759	328,609	43%
Provision for credit losses	8,895	5,678	3,217	57%
Total noninterest expense	891,921	686,299	205,622	30%

Net income	$166,731	$71,116	$95,615	134%
Earnings per share – diluted	$0.12	$0.06	$0.06	100%
Net interest margin	5.94%	6.01%

($ in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Loans held for sale	$25,454,796	$22,862,749	$2,592,047	11%
Loans held for investment, at fair value	15,336,820	13,657,578	1,679,242	12%
Loans held for investment, at amortized cost	1,381,174	1,516,736	(135,562)	(9)%
Total deposits	40,242,697	37,505,395	2,737,302	7%

Total risk-based capital ratio, SoFi Technologies	21.3%	22.9%
Total risk-based capital ratio, SoFi Bank	15.4%	16.6%
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 14.7 million as of March 31, 2026, a 35% increase from the prior year period, while total products reached nearly 22.2 million as of March 31, 2026, a 39% year-over-year increase.

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Lending
Total net revenue	$642,420	$413,373	229,047	55%
Contribution profit	382,386	238,935	143,451	60%
Technology Platform
Total net revenue	75,086	103,427	(28,341)	(27)%
Contribution profit	11,999	30,913	(18,914)	(61)%
Financial Services
Total net revenue	428,543	303,119	125,424	41%
Contribution profit	195,584	148,332	47,252	32%
Lending segment contribution profit increased 60% to $382.4 million for the three months ended March 31, 2026 at a segment contribution margin of 60% as compared to the respective 2025 period, which had a segment contribution margin of 58%. Lending segment performance was driven by net interest income primarily driven by growth in average loan balances.
Origination volume for our Lending products increased 68% for the three months ended March 31, 2026 as a result of continued strong member demand for personal loans, student loans and home loans as well as strong demand from capital markets partners. Overall, we sold, or transferred through our Loan Platform Business, more than $3.8 billion in total of personal loans and home loans during the three months ended March 31, 2026. We believe that the demand for the Loan Platform Business continues to be strong across a diverse set of partners.
Technology Platform segment contribution profit of $12.0 million for the three months ended March 31, 2026 decreased 61% over the respective 2025 period, and total net revenue of $75.1 million for the three months ended March 31, 2026 decreased 27% over the respective 2025 period. Technology Platform total enabled client accounts was 133 million, down from 158 million in the prior year period. These results reflected the exit of a large client that fully transitioned off our platform prior to December 31, 2025.

SoFi Technologies, Inc.

Within our Financial Services segment, contribution profit of $195.6 million for the three months ended March 31, 2026, increased 32% compared to the respective 2025 period. Total net revenue of $428.5 million for the three months ended March 31, 2026 increased 41% over the respective 2025 period. In the first quarter of 2026, we generated $138.3 million in loan platform fees, driven by $3.0 billion of personal loans originated on behalf of third parties, as well as referrals. Additionally, our Loan Platform Business generated $2.6 million in servicing cash flow which is recorded in our Lending segment. In total, our Loan Platform Business added $140.8 million to our consolidated adjusted net revenue across these two segments. We also continued to see healthy growth in interchange fee revenue in the first quarter of 2026, up 54% year-over-year, driven by increased spend across Money and Credit Card as well as increased brokerage fee revenue, which was up 116% year-over-year. These results support our ongoing efforts to increase fee-based revenue.
We achieved continued strong growth in member deposits and strong deposit contribution from direct deposit members, ending the period with $40.2 billion of total deposits as of March 31, 2026, allowing us to maintain access to diversified sources of funding. Total deposit funds grew nearly $2.7 billion during the quarter. We continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing the benefits of our offering to our members.
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

SoFi Technologies, Inc.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Total net revenue (GAAP)	$1,100,368	$771,759
Servicing rights – change in valuation inputs or assumptions(1)	(13,163)	(1,074)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	27	35
Adjusted net revenue (non-GAAP)	$1,087,232	$770,720
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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total net revenue (GAAP)	$1,100,368	$1,025,051	$961,600	$854,944	$771,759
Servicing rights – change in valuation inputs or assumptions(1)	(13,163)	(12,224)	(11,989)	3,274	(1,074)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	27	8	15	12	35
Adjusted net revenue (non-GAAP)	$1,087,232	$1,012,835	$949,626	$858,230	$770,720
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue for the Lending segment to total net revenue for the Lending segment, the most directly comparable GAAP measure:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Total net revenue – Lending (GAAP)	$642,420	$413,373
Servicing rights – change in valuation inputs or assumptions(1)	(13,163)	(1,074)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	27	35
Adjusted net revenue – Lending (non-GAAP)	$629,284	$412,334
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
The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change
Lending
Contribution profit – Lending (GAAP)	$382,386	$238,935	$143,451
Net revenue – Lending (GAAP)	642,420	413,373	229,047
Contribution margin – Lending (GAAP)(1)	60%	58%
Incremental contribution margin – Lending (GAAP)(1)	63%

Adjusted net revenue – Lending (non-GAAP)(2)	$629,284	$412,334	$216,950
Adjusted contribution margin – Lending (non-GAAP)	61%	58%
Incremental adjusted contribution margin – Lending (non-GAAP)	66%
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
Adjusted EBITDA, Adjusted EBITDA Margin and Incremental Adjusted EBITDA Margin
Adjusted EBITDA, adjusted EBITDA margin and incremental adjusted EBITDA margin are non-GAAP measures. Adjusted EBITDA is defined as net income, adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization associated with property, equipment and software and intangible assets, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) foreign currency impacts related to operations in highly inflationary countries, (vi) fair value changes in each of servicing rights and residual interests classified as debt due to valuation assumptions, (vii) restructuring charges, (viii) transaction-related expenses, and (ix) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance.

SoFi Technologies, Inc.

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

Net Income and Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change
Net income (GAAP)	$166,731	$71,116	$95,615
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	10,651	11,428	(777)
Income tax expense (benefit)(2)	32,821	8,666	24,155
Depreciation and amortization	67,578	55,283	12,295
Share-based expense	72,012	63,756	8,256
Foreign currency impact of highly inflationary subsidiaries(3)	411	276	135
Servicing rights – change in valuation inputs or assumptions(4)	(13,163)	(1,074)	(12,089)
Residual interests classified as debt – change in valuation inputs or assumptions(5)	27	35	(8)
Restructuring charges(6)	1,960	851	1,109
Transaction-related expense(7)	873	—	873
Total adjustments	173,170	139,221	33,949
Adjusted EBITDA (non-GAAP)	$339,901	$210,337	$129,564

Total net revenue (GAAP)	$1,100,368	$771,759	$328,609
Net income margin (GAAP)	15%	9%
Incremental net income margin (GAAP)	29%

Adjusted net revenue (non-GAAP)(8)	$1,087,232	$770,720	$316,512
Adjusted EBITDA margin (non-GAAP)	31%	27%
Incremental adjusted EBITDA margin (non-GAAP)	41%
___________________
(1)Our adjusted EBITDA measure adjusts for corporate borrowing-based interest expense, as these expenses are a function of our capital structure. Corporate borrowing-based interest expense includes interest on our revolving credit facility, as well as interest expense and the amortization of debt discount and debt issuance costs on our convertible notes.
(2)The income tax expense recognized in both periods was primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. See Note 13. Income Taxes to the Notes to Condensed Consolidated Financial Statements for additional information.
(3)Foreign currency charges reflect the impacts of highly inflationary accounting for our operations in Argentina, which are related to our Technology Platform segment.
(4)Reflects changes in fair value inputs and assumptions, including market servicing costs, conditional prepayment, default rates and discount rates. This non-cash change is unrealized during the period and, therefore, has no impact on our cash flows from operations. As such, these positive and negative changes in fair value attributable to assumption changes are adjusted out of net income to provide management and financial users with better visibility into the earnings available to finance our operations.
(5)Reflects changes in fair value inputs and assumptions, including conditional prepayment, default rates and discount rates. When third parties finance our consolidated VIEs through purchasing residual interests, we receive proceeds at the time of the securitization close and, thereafter, pass along contractual cash flows to the residual interest owner. These obligations are measured at fair value on a recurring basis, which has no impact on our initial financing proceeds, our future obligations to the residual interest owner (because future residual interest claims are limited to contractual securitization collateral cash flows), or the general operations of our business. As such, these positive and negative non-cash changes in fair value attributable to assumption changes are adjusted out of net income to provide management and financial users with better visibility into the earnings available to finance our operations.
(6)Restructuring charges in the 2026 period included employee-related wages, benefits and severance associated with a small reduction in headcount in our Technology Platform segment, which do not reflect expected future operating expenses and are not indicative of our core operating performance. Restructuring charges in 2025 relate to legal entity restructuring.
(7)Transaction-related expenses in the 2026 period reflect costs associated with strategic evaluations and related activities.
(8)Refer to ‘Adjusted Net Revenue’ above for reconciliation of this non-GAAP measure.

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Net income (GAAP)	$166,731	$173,549	$139,392	$97,263	$71,116
Non-GAAP adjustments:
Interest expense – corporate borrowings	10,651	11,196	11,595	11,504	11,428
Income tax expense	32,821	11,783	9,159	14,929	8,666
Depreciation and amortization	67,578	62,880	59,245	56,743	55,283
Share-based expense	72,012	68,577	66,469	63,256	63,756
Foreign currency impact of highly inflationary subsidiaries	411	1,808	2,954	2,066	276
Servicing rights – change in valuation inputs or assumptions	(13,163)	(12,224)	(11,989)	3,274	(1,074)
Residual interests classified as debt – change in valuation inputs or assumptions	27	8	15	12	35
Restructuring charges	1,960	20	41	36	851
Transaction-related expense	873	—	—	—	—
Total adjustments	173,170	144,048	137,489	151,820	139,221
Adjusted EBITDA (non-GAAP)	$339,901	$317,597	$276,881	$249,083	$210,337

Total net revenue (GAAP)	$1,100,368	$1,025,051	$961,600	$854,944	$771,759
Net income margin (GAAP)	15%	17%	14%	11%	9%

Adjusted net revenue (non-GAAP)	$1,087,232	$1,012,835	$949,626	$858,230	$770,720
Adjusted EBITDA margin (non-GAAP)	31%	31%	29%	29%	27%
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

SoFi Technologies, Inc.

The following table: (i) reconciles adjusted net income to net income, the most directly comparable GAAP measure, (ii) reconciles adjusted EPS to diluted earnings per share, the most directly comparable GAAP measure, and (iii) presents the computations of adjusted net income margin and incremental adjusted net income margin:

	Three Months Ended March 31,		2026 vs 2025
($ and shares in thousands, except per share amounts)(1)	2026	2025	$ Change
Net income (GAAP)	$166,731	$71,116	$95,615
Adjusted net income (non-GAAP)	$166,731	$71,116	$95,615

Numerator:
Net income attributable to common stockholders – diluted (GAAP)(2)	$167,075	$71,455
Adjusted net income attributable to common stockholders – diluted (non-GAAP)	$167,075	$71,455
Denominator:
Weighted average common stock outstanding – diluted (GAAP)	1,378,011	1,185,466
Non-GAAP adjustments:
Dilutive impact of convertible notes(3)	(22,032)	(31,412)
Adjusted weighted average common stock outstanding – diluted (non-GAAP)	1,355,979	1,154,054

Earnings per share – diluted (GAAP)(2)	$0.12	$0.06
Impact of adjustments per share	—	—
Adjusted earnings per share – diluted (non-GAAP)(2)	$0.12	$0.06

Net income margin (GAAP)	15%	9%

Adjusted net revenue (non-GAAP)(4)	$1,087,232	$770,720
Adjusted net income margin (non-GAAP)	15%	9%
Incremental adjusted net income margin (non-GAAP)	30%
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

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	March 31, 2026	March 31, 2025	Variance	% Change
Members	14,706,040	10,915,811	3,790,229	35%
Total Products	22,159,146	15,915,425	6,243,721	39%
Total Products — Lending segment	2,831,352	2,129,833	701,519	33%
Total Products — Financial Services segment	19,327,794	13,785,592	5,542,202	40%
Total Accounts — Technology Platform segment	132,874,105	158,432,347	(25,558,242)	(16)%

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

SoFi Technologies, Inc.

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
Since our inception through March 31, 2026, we have served approximately 14.7 million members who have used approximately 22.2 million products on the SoFi platform.

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

SoFi Technologies, Inc.

product type, such as two personal loans, that is counted as a single product. However, if a member has multiple loan products across loan product types, such as one personal loan and one home loan, that is counted as two products. The account of a co-borrower or co-signer is not considered a separate lending product.
In our Financial Services segment, total products refers to the number of SoFi Money accounts (inclusive of checking and savings accounts held at SoFi Bank and cash management accounts), SoFi Invest accounts, SoFi Credit Card accounts (including accounts with a zero dollar balance at the reporting date), referred loans (which are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts, SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts), and SoFi Crypto accounts that have been opened through our platform through the reporting date. Checking and savings accounts are considered one account within our total products metric. Our SoFi Invest service is composed of four products: IRA self-directed accounts, taxable self-directed accounts, IRA robo-advisory accounts, and taxable robo-advisory accounts. Our members can select any one or combination of the SoFi Invest products. If a member has multiple SoFi Invest accounts of the same products, such as one IRA self-directed account and one IRA robo-advisory account (or one tax-advantaged brokerage account and one taxable brokerage account), those are considered separate products. The account of a joint- or co-account holder is considered a separate financial services product. In the event a member is removed in accordance with our terms of service, as discussed under “Members” above, the member’s associated products are also removed.
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

Products
In Thousands
Total lending products were composed of the following:

Lending Products	March 31, 2026	March 31, 2025	Variance	% Change
Personal loans(1)	2,100,366	1,507,344	593,022	39%
Student loans	672,407	583,914	88,493	15%
Home loans	58,579	38,575	20,004	52%
Total lending products	2,831,352	2,129,833	701,519	33%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.

SoFi Technologies, Inc.

Total financial services products were composed of the following:

Financial Services Products	March 31, 2026	March 31, 2025	Variance	% Change
Money(1)	7,319,872	5,477,472	1,842,400	34%
Invest(2)	3,672,884	2,684,658	988,226	37%
Credit Card	436,184	306,106	130,078	42%
Referred loans(3)	162,485	102,986	59,499	58%
Crypto(4)	239,509	—	239,509	n/m
At Work	176,142	119,886	56,256	47%
Relay	7,320,718	5,094,484	2,226,234	44%
Total financial services products	19,327,794	13,785,592	5,542,202	40%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)Beginning in the first quarter of 2026, we updated our SoFi Invest product metric to reflect four products. Prior to this, our SoFi Invest service was composed of two products, self-directed accounts and robo-advisory accounts. Self-directed accounts were previously referred to as active investing accounts. The impact to prior periods was determined to be immaterial, and prior periods were not recast.
(3)Limited to loans wherein we provide third party fulfillment services as part of our Loan Platform Business.
(4)During the fourth quarter of 2025, we returned to crypto investing with the launch of SoFi Crypto.
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

Technology Platform Accounts
In Millions

	March 31, 2026	March 31, 2025	Variance	% Change
Total accounts(1)	132,874,105	158,432,347	(25,558,242)	(16)%
___________________
(1)Includes the impact from a large client which fully transitioned off the platform prior to December 31, 2025.

SoFi Technologies, Inc.

Key Factors Affecting Operating Results

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our loan origination volume, financial services products and member activity on our platform, growth in technology platform clients, competition and industry trends, general economic conditions and our ability to optimize our national bank charter. The key factors affecting our operating results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, with notable updates provided herein.
Industry Trends and General Economic Conditions
The Federal Reserve adjusts monetary policy in response to evolving macroeconomic conditions, including inflation, labor market dynamics, and broader economic indicators. The timing and extent of policy changes remain uncertain and may be influenced by economic data and Federal Reserve leadership considerations. Persistent inflation may reduce consumer purchasing power and real wages, adversely affecting the credit profile of our members and demand for our lending and investment products. Elevated or rising interest rates, including in response to inflation, have adversely impacted and may continue to adversely impact demand for refinancing products. Additionally, rapid increases in interest rates or deterioration in macroeconomic conditions could negatively affect economic growth, consumer financial health, and overall market conditions.
Our results of operations have historically demonstrated relative resilience during economic downturns; however, future performance remains dependent on the strength of the overall economy and key drivers such as unemployment, inflation, asset prices, and consumer spending. Changes in economic conditions influence disposable income, which in turn affects consumer spending, saving, borrowing, and investing behaviors. Interest rates, monetary policy, market volatility, consumer confidence, and expectations regarding inflation or deflation may further impact these behaviors. The liquidity and condition of capital markets may also affect benchmark interest rates and credit spreads, influencing consumer demand and financial activity.
Global geopolitical conditions, including conflicts in the Middle East and other regions, may contribute to volatility in energy markets, including oil prices, and broader global economic instability. Such developments may exacerbate inflationary pressures, disrupt supply chains, and increase market volatility, which could adversely affect economic growth and consumer financial conditions.
We have continued to experience strong demand for our deposit products, driven in part by competitive interest rates and access to expanded FDIC insurance coverage through our Insured Deposit Program. Our credit trends continued to be strong in the first quarter of 2026 after seeing delinquencies peak over two years ago in the first quarter of 2024. Annualized charge-off rates decreased year-over-year across several portfolios, reflecting improvements in overall credit quality. These trends, together with the macroeconomic and geopolitical factors described above, may impact demand for our products, our cost structure, and our liquidity, results of operations, and financial condition.
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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Weighted average coupon rate(1)	12.96%	13.11%	5.91%	5.87%
Weighted average annual default rate	4.57%	4.46%	0.69%	0.68%
Weighted average conditional prepayment rate	25.55%	26.87%	11.15%	11.21%
Weighted average discount rate	4.61%	4.46%	4.05%	3.89%
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.

SoFi Technologies, Inc.

As of the first quarter of 2026 relative to the fourth quarter of 2025, we observed the following trends:
•Personal loan marks were down from the prior quarter, driven by an increase in the weighted average discount rate which was due to a higher benchmark rate, as well as a modest decline in weighted average coupon rate and a modest increase in the weighted average annual default rate assumption. These changes were partially offset by a modest decrease in the weighted average prepayment rate.
•The personal loan annualized charge-off rate increased to 3.03% from 2.80% in the prior quarter, including the impact of asset sales, new originations and delinquency sales in the quarter. This was primarily a function of maintaining consistent delinquent loan sales as the balance sheet has grown.
•Student loan marks were down from the prior quarter, driven by an increase in the weighted average discount rate due to a higher benchmark rate, and was partially offset by a modest decrease in the weighted average prepayment rate. The weighted average coupon rate and weighted average default rate assumptions remained relatively consistent with the fourth quarter.
•The student loan annualized charge-off rate decreased to 65 basis points from 76 basis points in the prior quarter, driven by seasonality and the impact from a student loan repurchase that concluded during the fourth quarter.
The combination of these and other factors, including in period originations, resulted in fair value losses and gains recognized on our personal and student loans portfolios, respectively, during the first quarter of 2026.
Student Lending
Changes in demand and loan volume for our student loan refinancing product and our in-school student loans will likely be affected by a variety of factors affecting students, including the overall interest rate environment, employment market, school tuition and admissions, executive actions by the U.S. presidential administration related to federal student loans, and how competitive our student loan refinancing products are compared to our competitors and other macroeconomic factors.
Changes in law, regulations or governmental policies related to federal or private student loans could materially impact demand for our student loan products and our business in ways that are difficult to predict. For example, in the past, the government has provided relief measures for federal student loan borrowers, including, among others, a federal student loan payment moratorium and debt forgiveness measures. The manner in which federal loans require repayment and federal loan servicers implement such policies can be expected to affect demand for SoFi student loan refinancing. Additionally, in July 2025, the One Big Beautiful Bill Act (Pub. L. No. 119-21) (“OBBB”) was signed into law, which included provisions to eliminate federal Grad PLUS loans, impose lower borrowing limits and restrictions on Parent PLUS loans, starting in July 2026, and establish new repayment assistance plans. We expect these changes could lead to changes in demand for SoFi’s student loan products. All such outcomes are highly uncertain and depend on additional factors not specified here.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Net interest income	$692,988	$498,726	$194,262	39%
Total noninterest income	407,380	273,033	134,347	49%
Total net revenue	1,100,368	771,759	328,609	43%
Provision for credit losses	8,895	5,678	3,217	57%
Total noninterest expense	891,921	686,299	205,622	30%
Income before income taxes	199,552	79,782	119,770	150%
Income tax expense	(32,821)	(8,666)	(24,155)	279%
Net income	$166,731	$71,116	$95,615	134%

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
Average Balances and Net Interest Earnings Analysis

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025			Change due to(1)
($ in thousands)	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,497,684	$37,749	3.40%	$2,738,657	$25,987	3.85%	$14,762	$(3,000)	$11,762
Investment securities	2,722,554	32,740	4.88	2,031,588	26,344	5.26	8,310	(1,914)	6,396
Loans	40,101,179	930,507	9.41	28,877,073	711,481	9.99	260,445	(41,419)	219,026
Total interest-earning assets	47,321,417	1,000,996	8.58	33,647,318	763,812	9.21	283,517	(46,333)	237,184
Total noninterest-earning assets	4,649,975			3,822,660
Total assets	$51,971,392			$37,469,978
Liabilities and Equity
Interest-bearing liabilities:
Demand deposits	$3,412,369	$8,395	1.00%	$1,988,318	$2,371	0.48%	$3,504	$2,520	$6,024
Savings deposits	33,344,978	268,303	3.26	23,694,819	216,671	3.71	77,648	(26,016)	51,632
Time deposits	1,008,195	10,531	4.24	502,562	6,357	5.13	5,281	(1,107)	4,174
Total interest-bearing deposits	37,765,542	287,229	3.08	26,185,699	225,399	3.49	86,433	(24,603)	61,830
Warehouse facilities	726,929	8,298	4.63	1,988,643	26,390	5.38	(14,403)	(3,689)	(18,092)
Securitization debt	53,065	390	2.98	73,781	581	3.20	(151)	(40)	(191)
Other debt(3)	1,761,584	12,091	2.78	1,755,695	12,716	2.94	40	(665)	(625)
Total debt	2,541,578	20,779	3.32	3,818,119	39,687	4.22	(14,514)	(4,394)	(18,908)
Residual interests classified as debt	511	—	—	579	—	—	—	—	—
Total interest-bearing liabilities	40,307,631	308,008	3.10	30,004,397	265,086	3.58	71,919	(28,997)	42,922
Total noninterest-bearing liabilities	1,220,573			851,676
Total liabilities	41,528,204			30,856,073
Total equity	10,443,188			6,613,905
Total liabilities and equity	$51,971,392			$37,469,978

Net interest income(4)		$692,988			$498,726		$211,598	$(17,336)	$194,262
Net interest margin(5)			5.94%			6.01%
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
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, net interest income increased by $194.3 million, or 39%, and net interest margin decreased by 7 bps. Average interest-earning assets increased by 41%, and average yields decreased by 63 bps, while average interest-bearing liabilities increased by 34% and the average cost of interest-bearing liabilities decreased by 48 bps.
The $194.3 million increase in net interest income was primarily driven by (i) higher interest income on loans of $219.0 million, which was primarily a function of an increase in origination volume, (ii) lower interest expense on warehouse facilities of $18.1 million as we continued to rely less on our warehouse facilities for our funding needs and were fully paid down by the end of the quarter, (iii) higher interest income from interest-bearing deposits with banks of $11.8 million driven by an increase in average deposits and the proceeds from the common stock offerings that we completed in the third and fourth quarters of 2025, and (iv) higher interest income from investment securities of $6.4 million primarily attributable to an increase in average balances.

SoFi Technologies, Inc.

These items were partially offset by higher interest expense on interest-bearing deposits of $61.8 million resulting from the net impact of higher interest-bearing deposit balances partially offset by lower rates on savings and time deposits.
Noninterest Income
The following table presents the components of our total noninterest income:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Loan origination, sales, securitizations and servicing	$142,209	$52,805	$89,404	169%
Technology products and solutions	49,351	86,437	(37,086)	(43)%
Loan platform fees	138,255	92,750	45,505	49%
Net crypto transaction revenue	852	—	852	n/m
Other	76,713	41,041	35,672	87%
Total noninterest income	$407,380	$273,033	$134,347	49%
Total noninterest income increased by $134.3 million, or 49%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Loan Origination, Sales, Securitizations and Servicing
The increase in loan origination, sales, securitizations and servicing of $89.4 million, or 169%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by (i) gains during the 2026 period compared losses in the 2025 period on interest rate swap positions primarily related to personal loans and student loans ($282.7 million), (ii) higher origination fees ($36.3 million) primarily driven by increased originations compared to the year ago quarter , and (iii) net fair value gains on home loans ($11.6 million) primarily impacted by increased home loan origination volume.
These increases were partially offset by (i) net fair value losses on personal loans and lower fair value gains on student loans driven by weighted average mark decreases ($223.6 million), (ii) net higher loan write-offs ($33.1 million) driven by balance sheet growth and (iii) unfavorable changes in home loan and student loan commitments ($13.2 million).
Technology Products and Solutions
Technology products and solutions decreased by $37.1 million, or 43%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. These results reflected the exit of a large client who fully transitioned off our platform in 2025.
Loan Platform Fees and Related Servicing
Loan platform fees and related servicing increased by $44.7 million, or 47%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was driven by an increase of $1.4 billion of Loan Platform Business originations.
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Loan platform fees(1)	$138,255	$92,750	$45,505	49%
Servicing(2)	2,557	3,346	(789)	(24)%
Loan platform fees and servicing, total noninterest income	$140,812	$96,096	$44,716	47%
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

SoFi Technologies, Inc.

Net crypto transaction revenue
Net crypto revenue was $0.9 million for the three months ended March 31, 2026, driven by the launch of SoFi Crypto in the fourth quarter of 2025.
Other
Other noninterest income increased by $35.7 million, or 87%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven by higher interchange income as a result increased spending volumes across SoFi Money and Credit Card and higher brokerage income.
Provision for Credit Losses

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Credit card	$8,506	$5,819	$2,687	46%
Commercial and consumer banking	389	(141)	530	n/m
Total	$8,895	$5,678	$3,217	57%
The provision for credit losses was $8.9 million for the three months ended March 31, 2026, reflecting net charge-offs of $7.9 million and an allowance increase of $1.0 million. Net charge-offs of $7.9 million decreased $0.1 million compared to the three months ended March 31, 2025, driven by the credit stabilization in our credit card portfolio as a result of improved underwriting standards and risk mitigation actions. The allowance increase of $1.0 million primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio.
The prior year provision for the three months ended March 31, 2025 was $5.7 million, reflecting net charge-offs of $8.0 million and an allowance release of $2.3 million.
Refer to “Analysis of Charge-offs” for a further discussion of the factors driving changes in net charge-offs and the allowance.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	March 31, 2026	March 31, 2025
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$51,934	$44,369
Total loans held for investment, at amortized cost outstanding(1)	1,416,765	1,329,279
Ratio(2)	3.67%	3.34%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was primarily attributable to a decrease of $90.1 million in secured loans.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.

SoFi Technologies, Inc.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	March 31, 2026		March 31, 2025
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$50,064	35%	$42,179	26%
Commercial and consumer banking	1,870	13%	2,190	11%
Secured loans(2)	—	52%	—	63%
Total	$51,934	100%	$44,369	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of March 31, 2026, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

SoFi Technologies, Inc.

Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$22,886,367	$170,821	3.03%	$18,394,833	$150,074	3.31%
Student loans	14,368,902	22,919	0.65%	9,051,465	10,597	0.47%
Home loans	1,399,917	—	—%	226,734	—	—%
Secured loans	805,795	—	—%	757,030	—	—%
Credit card	464,009	7,647	6.68%	297,637	7,990	10.89%
Commercial and consumer banking	176,189	248	0.57%	149,374	3	0.01%
Total loans	$40,101,179	$201,635	2.04%	$28,877,073	$168,664	2.37%
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
For the three months ended March 31, 2026, the total net charge-off ratio was 2.04%, a decrease of 33 bps compared with the three months ended March 31, 2025, and total net charge-offs were $201.6 million, an increase of $33.0 million over the comparable period. The decrease in the total net charge-off ratio was primarily due a lower credit card net charge-off ratio reflective of higher average credit card loan balance and normalization in delinquency rates (total credit card delinquency rate was 4.1%, up approximately 10 bps from the comparative period) as a result of improved underwriting standards and risk mitigation actions. Additionally, a lower personal loan charge-off ratio contributed to the decrease, reflecting higher average personal loan balances and steady delinquency rates compared to the year ago period (total personal loan delinquency rate was 47 bps, down approximately 1 bps from the comparative period). The total net charge-off ratio decrease was partially offset by an increase in the student loan net charge-off ratio primarily driven by the impact of repurchased seasoned loans during 2025 that had a higher charge-off rate, in line with our expectations. While the student loan charge-off ratio increased during the period, the delinquency rate was in line with the prior year period, reflecting overall stable credit quality of the portfolio.
The increase in total net charge-offs was $33.0 million, driven by higher personal loan net charge-offs of $20.7 million student loan net charge-offs of $12.3 million primarily reflecting an increase in average loans.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Technology and product development	$187,675	$156,206	$31,469	20%
Sales and marketing	335,539	238,176	97,363	41%
Cost of operations	171,123	135,520	35,603	26%
General and administrative	197,584	156,397	41,187	26%
Total noninterest expense	$891,921	$686,299	$205,622	30%
Total noninterest expense increased by $205.6 million, or 30%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as described below.

SoFi Technologies, Inc.

Technology and product development
Technology and product development expenses increased by $31.5 million, or 20%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and amortization of internally-developed software.
Sales and marketing
Sales and marketing expenses increased by $97.4 million, or 41%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven by: (i) increases in advertising and marketing expenditures, (ii) higher lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings, and (iii) higher employee compensation and benefits attributable to increases in headcount to support our growth.
Cost of operations
Cost of operations expenses increased by $35.6 million, or 26%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and loan origination and servicing expenses.
General and administrative
General and administrative expenses increased by $41.2 million, or 26%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, tools and subscriptions costs reflective of continued investments in technology, as well as transaction-related expenses of $0.9 million in the first quarter of 2026.
Income Taxes
For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $32.8 million and $8.7 million, respectively. The income tax expense recognized in both periods was primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. For the three months ended March 31, 2026, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits from stock compensation.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the three months ended March 31, 2026, we continue to maintain a valuation allowance in certain state and foreign jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

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
The following table sets forth selected segment-level data:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	Change	% Change
Lending
Total net revenue	$642,420	$413,373	$229,047	55%
Directly attributable expenses	(246,898)	(173,399)	(73,499)	42%
Contribution profit	382,386	238,935	143,451	60%
Technology Platform
Total net revenue	$75,086	$103,427	$(28,341)	(27)%
Directly attributable expenses	(63,087)	(72,514)	9,427	(13)%
Contribution profit	11,999	30,913	(18,914)	(61)%
Financial Services
Total net revenue	$428,543	$303,119	$125,424	41%
Provision for credit losses	(8,890)	(5,639)	(3,251)	58%
Directly attributable expenses	(224,069)	(149,148)	(74,921)	50%
Contribution profit	195,584	148,332	47,252	32%
Reportable segments total
Total net revenue	$1,146,049	$819,919	$326,130	40%
Provision for credit losses	(8,890)	(5,639)	(3,251)	58%
Directly attributable expenses	(534,054)	(395,061)	(138,993)	35%
Contribution profit	589,969	418,180	171,789	41%

SoFi Technologies, Inc.

Lending Segment
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment.

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Net interest income	$500,231	$360,621	$139,610	39%
Noninterest income	142,189	52,752	89,437	170%
Total net revenue	642,420	413,373	229,047	55%
Servicing rights – change in valuation inputs or assumptions(1)	(13,163)	(1,074)	(12,089)	n/m
Residual interests classified as debt – change in valuation inputs or assumptions(2)	27	35	(8)	(23)%
Directly attributable expenses:
Direct advertising	(96,905)	(67,769)	(29,136)	43%
Lead generation	(59,144)	(40,245)	(18,899)	47%
Compensation and benefits	(52,249)	(35,889)	(16,360)	46%
Loan origination and servicing costs	(24,696)	(18,721)	(5,975)	32%
Professional services	(3,861)	(2,235)	(1,626)	73%
Intercompany technology platform expenses	(612)	(489)	(123)	25%
Other(3)	(9,431)	(8,051)	(1,380)	17%
Directly attributable expenses	(246,898)	(173,399)	(73,499)	42%
Contribution profit	$382,386	$238,935	$143,451	60%

Adjusted net revenue – Lending(4)	$629,284	$412,334	$216,950	53%
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
Net interest income
Net interest income in our Lending segment increased by $139.6 million, or 39%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily attributable to increases in aggregate average personal, student and home loan unpaid principal balances of $4.4 billion (25%), $5.0 billion (58%) and $1.1 billion (495%), respectively, partially offset by lower weighted average interest rates on personal and student loans. The personal, student and home loan average balance increases were primarily attributable to higher origination volume.
Noninterest income
Noninterest income in our Lending segment increased by $89.4 million, or 170%, for the three months ended March 31, 2026, respectively, compared to the same period in 2025, which was primarily attributable to higher loan origination, sales, securitizations and servicing income.

SoFi Technologies, Inc.

Loan Origination, Sales, Securitizations and Servicing
The following table presents the components of noninterest income—loan origination, sales, securitizations and servicing:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$37,575	$240,416	$(202,841)	(84)%
Economic derivative hedges of loan fair values	161,843	(134,973)	296,816	n/m
Loan origination fees	138,278	101,998	36,280	36%
Loan write-off expense – whole loans(2)	(193,739)	(160,670)	(33,069)	21%
Other(3)	(1,768)	6,019	(7,787)	n/m
Loan origination, sales, securitizations and servicing noninterest income	$142,189	$52,790	$89,399	169%
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
(2)For the three months ended March 31, 2026 and 2025, includes gross write-offs of $226.7 million and $186.8 million, respectively. Total recoveries were $32.9 million and $26.1 million, respectively, of which $24.4 million and $19.4 million, respectively, were captured via loan sales to a third-party collection agency.
(3)Includes changes in fair value of servicing rights, gains (losses) on IRLCs and interest rate caps and the (expense) benefit associated with our estimated loan repurchase obligation (see Note 14. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information).
The increase in loan origination, sales, securitizations and servicing income of $89.4 million, or 169%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by (i) gains during the 2026 period compared losses in the 2025 period on interest rate swap positions primarily related to personal loans and student loans ($282.7 million), (ii) higher origination fees ($36.3 million) primarily driven by increased originations across loan products compared to the year ago quarter, and (iii) net fair value gains on home loans ($11.6 million) primarily impacted by increased home loan origination volume.
These increases were partially offset by (i) net fair value losses on personal loans and lower fair value gains on student loans driven by weighted average mark decreases ($223.6 million), (ii) net higher loan write-offs ($33.1 million) driven by balance sheet growth and (iii) unfavorable changes in home loan and student loan commitments ($13.2 million).
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
The table below presents information related to our loan servicing assets:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Servicing income recognized
Personal loans	$36,781	$36,626	$155	—%
Student loans	3,026	3,000	26	1%
Home loans	5,092	4,424	668	15%
Servicing rights fair value change
Personal loans	$(13,190)	$54,544	$(67,734)	n/m
Student loans	(3,075)	(5,461)	2,386	(44)%
Home loans	5,989	(1,431)	7,420	n/m

SoFi Technologies, Inc.

Directly attributable expenses
Lending segment directly attributable expenses increased by $73.5 million, or 42%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to: (i) an increase in direct advertising primarily related to online, digital and direct mail advertising, (ii) an increase in expense related to personal loan lead generation channels, and (iii) an increase in allocated compensation and related benefits, which reflected increases in headcount and salary in 2026 to support growth in the Lending segment.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Lending segment.
In the table below, we present certain metrics and financial information related to our Lending segment:

	Three Months Ended March 31,		2026 vs 2025
Metric	2026	2025	Change	% Change
Total products (number, as of period end)	2,831,352	2,129,833	701,519	33%
Origination volume ($ in thousands, during period)
Personal loans(1)	$8,340,249	$5,536,841	$2,803,408	51%
Student loans	2,613,708	1,191,463	1,422,245	119%
Home loans	1,224,674	517,758	706,916	137%
Total	$12,178,631	$7,246,062	$4,932,569	68%
Loans with a balance (number, as of period end)(2)	1,897,303	1,345,279	552,024	41%
Average loan balance ($, as of period end)(2)
Personal loans	$25,673	$25,598	$75	—%
Student loans(3)	44,663	43,103	1,560	4%
Home loans	238,235	268,674	(30,439)	(11)%
__________________
(1)Inclusive of origination volume related to our Loan Platform Business. For the three months ended March 31, 2026 and 2025, we originated $3.0 billion and $1.6 billion, respectively, of personal loans on behalf of third parties.
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
Personal Loans. During the three months ended March 31, 2026, total personal loan origination volume increased by 51% relative to the corresponding 2025 period, inclusive of a $3.0 billion increase related to personal loans originated on behalf of third parties in support of our Loan Platform Business. Demand from our Loan Platform Business has remained robust as partners continue to leverage our customer acquisition and operational capabilities to originate loans at scale, as well as increased demand driven by expanded advertising and marketing efforts.
Student Loans. During the three months ended March 31, 2026, student loan origination volume increased by 119% relative to the corresponding 2025 period, as demand for student loan refinancing products continued to increase as borrowers looked to refinance at a lower rate, as well as increased interest in loan term extensions given the elevated interest rate environment.
Home Loans. During the three months ended March 31, 2026, home loan origination volume increased by 137% relative to the corresponding 2025 period. Our home loan origination volume increased notably throughout 2024 and into 2025,

SoFi Technologies, Inc.

aided by the increased capacity and technology and fulfillment capabilities subsequent to our acquisition of Wyndham. Origination volume during 2025 and into 2026 reflected increased demand for home equity loans, which have allowed members to take advantage of the equity that has built up in their homes.
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
In the table below, we present additional information related to our lending products:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Overall weighted average origination FICO	751	748
Personal Loans(1)
Weighted average origination FICO	745	743
Weighted average interest rate earned(2)	12.77%	13.12%
Interest income recognized	$685,659	$562,214
Sales of loans	$3,030,618	$2,748,920
Student Loans
Weighted average origination FICO	767	769
Weighted average interest rate earned(2)	5.90%	5.94%
Interest income recognized	$198,245	$125,911
Sales of loans	$—	$—
Home Loans
Weighted average origination FICO	757	748
Weighted average interest rate earned(2)	7.87%	7.59%
Interest income recognized	$25,448	$4,119
Sales of loans	$763,927	$322,271
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the three months ended March 31, 2026 and 2025, included $2.9 billion and $1.6 billion, respectively, related to loans originated on behalf of third parties.
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
The following table summarizes our current whole loan sales:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Personal loans
Fair value of consideration received:
Cash	$—	$1,113,022
Servicing assets recognized	—	68,625
Repurchase liabilities recognized	—	(1,280)
Total consideration	—	1,180,367
Aggregate unpaid principal balance and accrued interest of loans sold	—	1,113,172
Realized gain	$—	$67,195
Sale execution(1)(2)	—%	106.2%
Home loans
Fair value of consideration received:
Cash	$773,099	$326,640
Servicing assets recognized	7,377	2,794
Repurchase liabilities recognized	(1,066)	(609)
Total consideration	779,410	328,825
Aggregate unpaid principal balance and accrued interest of loans sold	764,515	322,532
Realized gain	$14,895	$6,293
Sale execution(1)	102.1%	102.1%
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
(2)Excludes net origination fees, which are recognized in earnings at the time of origination. Personal loans sold during the three months ended March 31, 2025 had related origination fees of $30,338. Sales execution, for three months ended March 31, 2025, including these origination fees would be 108.9%.
The following table summarizes our delinquent whole loan sales:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Personal loans
Fair value of consideration received:
Cash	$7,114	$7,200
Servicing assets recognized	6,254	6,306
Repurchase liabilities recognized	(116)	(81)
Total consideration	13,252	13,425
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	93,530	94,833
Realized loss	$(80,278)	$(81,408)
Sale execution(3)	14.3%	14.2%
_____________________
(1) During the three months ended March 31, 2026 and 2025, includes $88.9 million and $90.0 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the three months ended March 31, 2026 and 2025, $57.9 million and $63.3 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of March 31, 2026 and 2025, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.

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
Technology Platform Segment
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment.

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Net interest income	$355	$413	$(58)	(14)%
Noninterest income	74,731	103,014	(28,283)	(27)%
Total net revenue	75,086	103,427	(28,341)	(27)%
Directly attributable expenses:
Compensation and benefits	(46,090)	(44,486)	(1,604)	4%
Product fulfillment	(2,527)	(13,962)	11,435	(82)%
Tools and subscriptions	(6,991)	(6,890)	(101)	1%
Professional services	(4,311)	(2,670)	(1,641)	61%
Other(1)	(3,168)	(4,506)	1,338	(30)%
Directly attributable expenses	(63,087)	(72,514)	9,427	(13)%
Contribution profit	$11,999	$30,913	$(18,914)	(61)%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs.
Net interest income
Net interest income in our Technology Platform segment of $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, relates to interest income earned on segment cash balances.
Noninterest income
Three Months. Noninterest income in our Technology Platform segment decreased by $28.3 million, or 27%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decline in technology services fees of $37.2 million. These results reflected the exit of a large client who fully transitioned off our platform in 2025. This was partially offset by an increase in intercompany revenue of $8.5 million, primarily attributable to increased usage of technology platform services during the 2026 periods by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
Three Months. Technology Platform segment directly attributable expenses decreased by $9.4 million, or 13%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to a decrease in product fulfillment costs, primarily related to payment processing network association fees associated with decreased activity on the platform.
Total Accounts
In the table below, we present the total accounts metric related to our Technology Platform segment:

			2026 vs 2025
	March 31, 2026	March 31, 2025	Change	% Change
Total accounts	132,874,105	158,432,347	(25,558,242)	(16)%
See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Technology Platform segment.

SoFi Technologies, Inc.

Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution profit for the Financial Services segment:

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Net interest income	$227,740	$173,199	$54,541	31%
Noninterest income	200,803	129,920	70,883	55%
Total net revenue	428,543	303,119	125,424	41%
Provision for credit losses	(8,890)	(5,639)	(3,251)	58%
Directly attributable expenses:
Compensation and benefits	(57,425)	(42,479)	(14,946)	35%
Direct advertising	(11,994)	(5,676)	(6,318)	111%
Lead generation	(51,624)	(31,668)	(19,956)	63%
Product fulfillment	(26,597)	(18,701)	(7,896)	42%
Member incentives	(24,634)	(16,083)	(8,551)	53%
Professional services	(9,649)	(7,257)	(2,392)	33%
Intercompany technology platform expenses	(12,727)	(11,021)	(1,706)	15%
Other(1)	(29,419)	(16,263)	(13,156)	81%
Directly attributable expenses	(224,069)	(149,148)	(74,921)	50%
Contribution profit	$195,584	$148,332	$47,252	32%
___________________
(1)Other expenses primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Net interest income
Net interest income in our Financial Services segment increased by $54.5 million, or 31%, for the three months ended March 31, 2026 compared to the same period in 2025, which was primarily attributable to net interest income earned on our deposits which includes interest income based on our FTP framework (which is eliminated in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank.
Noninterest income
The table below presents revenue from contracts with customers disaggregated by type of service, as well as a reconciliation of total revenue from contracts with customers to total noninterest income for the Financial Services segment.

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Referrals, loan platform business(1)	$19,277	$19,700	$(423)	(2)%
Referrals, other(2)	3,756	2,530	1,226	48%
Interchange(2)	35,201	22,812	12,389	54%
Brokerage(2)	15,104	6,985	8,119	116%
Net crypto transaction revenue	852	—	852	n/m
Other(2)(3)	5,972	1,731	4,241	245%
Total net revenue from contracts with customers(4)	80,162	53,758	26,404	49%
Loan platform business, other(1)	118,978	73,050	45,928	63%
Other sources of revenue(5)	1,663	3,112	(1,449)	(47)%
Total Financial Services noninterest income	$200,803	$129,920	$70,883	55%
_____________________
(1) Presented within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
(2) Presented within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
(3) Includes revenues from wire fee income, enterprise services, SoFi Plus subscriptions and equity capital markets services.
(4) See Note 2. Revenue to the Notes to Condensed Consolidated Financial Statements for additional information.

SoFi Technologies, Inc.

(5) Presented within noninterest income—other and noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
Three Months. Noninterest income in our Financial Services segment increased by $70.9 million, or 55%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to: (i) growth in our Loan Platform Business of $45.5 million, which includes increases in loan platform fees related to revenue from loans which we originate on behalf of third parties in order to subsequently sell as well as pre-qualified borrower referrals to third-party loan origination partners as we continue to drive volume to our partners; and (ii) an increase in interchange fees of $12.4 million, which coincided with increased credit card and debit card transactions.
Provision for credit losses
Provision for credit losses in our Financial Services segment increased by $3.3 million, or 58%, for the three months ended March 31, 2026 compared to the same period in 2025. The allowance increase of $1.0 million during the three months ended March 31, 2026 primarily reflected growth in the credit card portfolio balances, partially offset by continued improvement in credit quality of the portfolio. Net charge-offs decreased driven by the credit stabilization in our credit card portfolio (total credit card delinquency rate was 4.1% as of March 31, 2026, up approximately 10 bps from the comparative period) as a result of improved underwriting standards and risk mitigation actions.
Directly attributable expenses
Three Months. Financial Services directly attributable expenses increased by $74.9 million, or 50%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to: (i) a net increase in direct advertising and lead generation costs as we continue to expand our SoFi Money and Invest products and Loan Platform Business; and (ii) an increase in allocated compensation and related benefits which reflected an increase in headcount in 2026 to support growth in the Financial Services segment.
Total Products
In the table below, we present the total products metric related to our Financial Services segment:

			2026 vs 2025
	March 31, 2026	March 31, 2025	Change	% Change
Total products	19,327,794	13,785,592	5,542,202	40%
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

	Three Months Ended March 31,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change
Net interest income (expense)	$(35,338)	$(35,507)	$169	—%
Noninterest income (loss)	(10,343)	(12,653)	2,310	(18)%
Total net revenue (loss)	$(45,681)	$(48,160)	$2,479	(5)%

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Reportable segments directly attributable expenses	$(534,054)	$(395,061)
Intercompany expenses	24,737	16,195
Expenses not allocated to segments:
Share-based compensation expense	(72,012)	(63,756)
Employee-related costs(1)	(108,455)	(88,197)
Depreciation and amortization expense	(67,578)	(55,283)
Other corporate and unallocated expenses(2)	(134,559)	(100,197)
Total noninterest expense	$(891,921)	$(686,299)
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

SoFi Technologies, Inc.

Consolidated Balance Sheet Analysis

Assets
The following is a discussion of the significant changes in our assets, liabilities and permanent equity between March 31, 2026 and December 31, 2025.

			2026 vs 2025
($ in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Assets
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,761,251	$5,356,773	$(1,595,522)	(30)%
Investment securities	3,231,227	2,575,607	655,620	25%
Total loans	42,172,790	38,037,063	4,135,727	11%
All other assets(1)	4,532,990	4,691,035	(158,045)	(3)%
Total assets	$53,698,258	$50,660,478	$3,037,780	6%
___________________
(1)All other assets includes servicing rights, property, equipment and software, goodwill, intangible assets, operating lease right-of-use assets and other assets. See the condensed consolidated balance sheets within this report.
Total assets as of March 31, 2026 were $53.7 billion, up $3.0 billion, or 6%, from December 31, 2025. The increase was primarily attributable to an increase in total loans of $4.1 billion, comprised of held for sale ($2.6 billion) driven by an increase in personal and home loan originations and an increase in our loans held for investment ($1.5 billion) which was primarily related to student loan originations. This increase was partially offset by a reduction in cash, cash equivalents of $1.6 billion as a result of using some of our equity to fund loans . See "Cash Flow and Liquidity Analysis" for further discussion of changes in total cash, cash equivalents, restricted cash and restricted cash equivalents during the three months ended March 31, 2026.

			2026 vs 2025
($ in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Liabilities and equity
Liabilities:
Total deposits	$40,242,697	$37,505,395	$2,737,302	7%
Debt	1,813,481	1,815,162	(1,681)	—%
All other liabilities(1)	830,489	850,426	(19,937)	(2)%
Total liabilities	42,886,667	40,170,983	2,715,684	7%
Total equity	10,811,591	10,489,495	322,096	3%
Total liabilities and equity	$53,698,258	$50,660,478	$3,037,780	6%
___________________
(1)Other liabilities includes accounts payable, accruals and other liabilities, operating lease liabilities and residual interests classified as debt. See the condensed consolidated balance sheets within this report.
Liabilities and Equity
Total liabilities as of March 31, 2026 were $42.9 billion, up $2.7 billion, or 7%, from December 31, 2025. The increase was primarily attributable to an increase in total deposits ($2.7 billion) driven by our differentiated checking and savings account offerings and competitive APY.
Total equity as of March 31, 2026 was $10.8 billion, up $0.3 billion, or 3%, from December 31, 2025. The increase was primarily attributable a decrease in accumulated deficit driven by net income during the three months ended March 31, 2026 as well as the completion of a common stock offering in January 2026.

SoFi Technologies, Inc.

Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(2,314,994)	$21,502
Net cash used in investing activities	(2,394,334)	(1,440,220)
Net cash provided by financing activities	3,114,580	1,425,763
Cash Flows from Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities primarily stemmed from loans held for sale originations outpacing cash proceeds from loans held for sale paydowns and sales activities, partially offset by net income and paydowns on our loans previously classified as held for sale. We had principal loan originations of $9.6 billion during the period. These cash uses were partially offset by cash proceeds of principal loan payments of $3.3 billion and principal loan sales of $3.7 billion.
For the three months ended March 31, 2025, net cash provided by operating activities stemmed from net income, paydowns on our loans previously classified as held for sale, and favorable changes in other assets, partially offset by loans held for sale originations outpacing cash proceeds from loans held for sale paydowns and sales activities.
Cash Flows from Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities was primarily driven by growth in our loans and AFS investment portfolio, including $2.6 billion of loan originations and $1.4 billion of AFS investment purchases, as well as net outflows related to credit cards of $12.8 million. These outflows were partially offset by $1.0 billion of proceeds from loan repayments and recoveries, $605.8 million of AFS investment sales and $167.3 million of AFS investment payments and maturities.
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
Cash Flows from Financing Activities
For the three months ended March 31, 2026, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits of $3.0 billion and proceeds of $87.4 million from the common stock offering that we completed in the first quarter of 2026.
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
The following table summarizes our total liquidity reserves:

	March 31, 2026
($ in thousands)	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$3,401,020	n/a	$3,401,020
Investments in AFS debt securities(1)	2,826,503	n/a	2,826,503
Warehouse facilities(2)	7,180,000	—	7,180,000
Revolving credit facility(3)	645,000	497,400	147,600
FHLB advances(4)	264,927	46,700	218,227
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$14,367,450	$544,100	$13,823,350
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
(3)As of March 31, 2026, the amount utilized under the revolving credit facility includes $11.4 million utilized to secure letters of credit. See Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of March 31, 2026, we had $202.5 million of investments in AFS debt securities and $59.5 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $264.9 million, of which $46.7 million was utilized to secure letters of credit.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of March 31, 2026 and December 31, 2025, time deposit balances due in less than one year totaled $1.1 billion and $1.2 billion, respectively. As of March 31, 2026 and December 31, 2025, the amount of uninsured deposits totaled $1.1 billion and $1.0 billion, respectively. As of March 31, 2026, approximately 97% of our total deposits were insured.
On December 8, 2025, the Company completed an underwritten public offering of 54,545,454 shares of common stock, at an offering price of $27.50 per share. The Company received net proceeds of $1.5 billion after deducting underwriting discounts and offering costs. In January 2026, the Company completed the issuance and sale of an additional 3,209,206 shares of common stock purchased pursuant to a 30-day option related to the December 2025 underwriting agreement. The Company received net proceeds of approximately $0.1 billion after deducting underwriting discounts and commissions paid.
Inclusive of the option, the total aggregate number of shares sold in December 2025 and January 2026 related to the offering was 57,754,660 shares, for total cash proceeds of approximately $1.6 billion, net of underwriting discounts and commissions paid.
Uses of Funding
Our primary uses of funds include loan originations, investments in our business, such as technology and product investments, as well as sales and marketing initiatives. Our capital expenditures have historically been less significant relative to our operating and financing cash flows, and we expect this trend to continue for the foreseeable future.
As of March 31, 2026, we had debt obligations and common stock outstanding.

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
We were in compliance with all covenants as of March 31, 2026.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends, including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of March 31, 2026, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of March 31, 2026, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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

SoFi Technologies, Inc.

The risk- and leverage-based capital ratios and amounts are presented below:

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Technologies(3)
CET1 risk-based capital	$8,830,429	21.1%	$8,473,542	22.8%	7.0%	n/a
Tier 1 risk-based capital	8,830,429	21.1%	8,473,542	22.8%	8.5%	n/a
Total risk-based capital	8,882,173	21.3%	8,524,272	22.9%	10.5%	n/a
Tier 1 leverage	8,830,429	17.7%	8,473,542	18.8%	4.0%	n/a
Risk-weighted assets	41,792,048		37,234,048
Quarterly adjusted average assets	49,987,621		45,007,951
SoFi Bank
CET1 risk-based capital	$6,109,887	15.3%	$5,789,629	16.4%	7.0%	6.5%
Tier 1 risk-based capital	6,109,887	15.3%	5,789,629	16.4%	8.5%	8.0%
Total risk-based capital	6,161,631	15.4%	5,840,360	16.6%	10.5%	10.0%
Tier 1 leverage	6,109,887	12.8%	5,789,629	13.5%	4.0%	5.0%
Risk-weighted assets	39,953,375		35,221,924
Quarterly adjusted average assets	47,851,179		42,755,205
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
(3)Amounts and ratios for March 31, 2026 are estimated.
As of March 31, 2026 and December 31, 2025, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since March 31, 2026 that management believes would change the categorization.
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
Factors Affecting Liquidity
The activities of our lending business are a key factor affecting our liquidity, in particular our origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to have adequate liquidity to fund our balance sheet is impacted by our ability to access new deposits, and retain and grow existing deposits, along with our ability to access whole loan buyers, sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms, and to strategically manage our continuing financial interest in securitization-related transfers. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we

SoFi Technologies, Inc.

began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the first quarter of 2026.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of March 31, 2026, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
Other Arrangements
We enter into arrangements in which we originate loans, establish an SPE and transfer loans to the SPE, which has historically served as an important source of liquidity. We also retain the servicing rights of the underlying loans and hold additional interests in the SPE. When an SPE is determined not to be a VIE or when an SPE is determined to be a VIE but we are not the primary beneficiary, the SPE is not consolidated. In addition, a significant change to the pertinent rights of other parties or our pertinent rights, or a significant change to the ranges of possible financial performance outcomes used in our assessment of the variability of cash flows due to us, could impact the determination of whether or not a VIE is consolidated. VIE consolidation and deconsolidation may lead to increased volatility in our financial results and impact period-over-period comparability. See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2025 for our VIE consolidation policy.
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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as

SoFi Technologies, Inc.

well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments which are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during 2026. For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2025 within Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”.
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of March 31, 2026, we had goodwill of $1.4 billion, of which $1.3 billion was assigned to the Technology Platform reporting unit.
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
During the first quarter of 2026, we performed a qualitative assessment for our reporting units to which goodwill is allocated to determine if, for any reporting unit, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company evaluated events and circumstances since the last goodwill assessment date to determine if it was more likely than not that the fair value of the reporting units were less than their respective carrying amounts. The factors evaluated included an assessment of macroeconomic conditions, industry and market conditions, key financial metrics, overall financial performance of the reporting unit, or any other specific events or changes. As a result of this assessment, we concluded that it was not more-likely-than-not that the fair value of any of our reporting units was below its respective carrying value as of March 31, 2026.
Management cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the value of goodwill. We continue to monitor the general macroeconomic environment, including the interest rate environment, inflationary pressures, and the potential for a prolonged economic downturn or recession, as well as other factors such as if the Company’s market capitalization was to decline due to unforeseen factors, along with those listed in "Cautionary Statement Regarding Forward-Looking Statements" and of this Quarterly Report and "Risk Factors" in Part II, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025. Further persistence of the aforementioned conditions and these other factors could result in impairment charges in future periods.
Recent Accounting Standards Issued, But Not Yet Adopted
See Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Condensed Consolidated Financial Statements herein and Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are subject to a variety of market-related risks that can affect our operations and profitability. We broadly define these areas of risk as interest rate risk, credit risk, counterparty risk and operational risk. Historically, substantially all of our revenue and operating expenses were denominated in United States dollars. We may in the future be subject to increasing foreign currency exchange rate risk with our acquisition of a foreign company. Foreign currency

SoFi Technologies, Inc.

exchange rate risk is the risk that our financial position or results of operations could be positively or negatively impacted by fluctuations in exchange rates. Exchange rate risk was not a material risk for the Company during the periods presented. For additional information on our market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
During the fourth quarter of 2025, we launched SoFi Crypto which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions and provide liquidity for the platform, we maintain an incidental inventory of crypto assets for operational purposes, none of which are held as long-term speculative investments. As of March 31, 2026, the fair value of our crypto assets held for operational purposes was immaterial to our overall consolidated financial condition.
The crypto asset market is characterized by significant price volatility and is sensitive to factors such as regulatory changes, technical developments and shifts in overall market sentiment. Historically, certain crypto assets have experienced high levels of price fluctuation, as measured by the annualized standard deviation of daily price returns. We manage our exposure to these price fluctuations through exposure monitoring and internal inventory limits. Given that our holdings are incidental, short-term in nature and immaterial, a hypothetical significant increase or decrease in the market price of crypto assets as of March 31, 2026, would not have a material impact on our consolidated results of operations.
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

	Net Interest Income (Expense)
($ in thousands)	March 31, 2026	December 31, 2025
Basis point change scenario
+200	$(254,894)	$(202,098)
+100	(117,738)	(92,576)
-100	159,866	147,284
-200	300,880	261,612

	Change in Fair Value
($ in thousands)	March 31, 2026	December 31, 2025
Basis point change scenario
+200	$(1,793,751)	$(1,563,414)
+100	(885,240)	(766,103)
-100	1,058,462	945,703
-200	2,112,530	1,875,902
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

SoFi Technologies, Inc.

The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of March 31, 2026 based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of March 31, 2026. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.
The carrying value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans at amortized cost, for which we have recorded an allowance as of March 31, 2026.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(171,743)	$171,743
Carrying value	(5,193)	5,193
Income (loss) before income taxes	(176,936)	176,936
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the three months ended March 31, 2026. As of March 31, 2026, gross derivative asset and liability positions subject to master netting arrangements were $155.3 million and $1.5 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of March 31, 2026, we had total borrowing capacity under loan warehouse facilities of $7.2 billion, of which none was utilized. Refer to Note 8. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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

SoFi Technologies, Inc.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SoFi Technologies, Inc.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in Note 14. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents we file with the SEC. There are no material changes from the risk factors set forth in our 2025 Annual Report on Form 10-K except as set forth below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, reputation, financial condition, results of operations, revenue or our future prospects, or market price of our common stock.
Inadequate self-insurance accruals or insurance coverage for employee healthcare benefits could have an adverse effect on our business, financial results or financial condition.
We self-insure for certain medical benefits, up to certain stop-loss limits. We accrue these costs based on known claims and estimates of incurred but not reported claims. Our actual liabilities may exceed our estimates of losses, which could adversely impact our business and financial conditions. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses.
The issuance and operation of SoFiUSD is complex and exposes us to risks related to compliance with regulations and maintaining its value, which could adversely affect our business and financial condition.
We have recently issued a proprietary stablecoin named SoFiUSD. The design, issuance, and operation of a stablecoin could expose us to a range of significant risks, including regulatory, operational, liquidity, technological, and reputational risks. The legal and regulatory framework governing stablecoins remains uncertain and is evolving rapidly in the United States and internationally. New or changing laws, regulations, or supervisory expectations, including the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”), could restrict or prohibit our ability to issue or offer a stablecoin, require us to obtain licenses or approvals, impose capital or reserve requirements, or subject us to additional compliance, audit and disclosure obligations, any of which could delay, limit, or prevent the delivery of SoFiUSD or materially increase its cost. In addition, the GENIUS Act would require us to migrate SoFiUSD to a separately licensed or regulated entity.
The issuance and operation of SoFiUSD also presents unique compliance challenges. Although we are already subject to anti-money laundering, sanctions, and related compliance obligations under the Bank Secrecy Act, the USA PATRIOT Act, and regulations administered by FinCEN and OFAC, the nature of blockchain-based transactions, including the speed of transfers and the potential for pseudonymous activity, creates complexities in monitoring transactions, screening for sanctioned parties, and detecting illicit activity that differ from our traditional banking operations. Once SoFiUSD is transferred on-chain, we may have limited visibility into subsequent transfers or the identity of holders. If SoFiUSD is used in connection with money laundering, terrorist financing, sanctions evasion, or other illicit activity—whether or not we have actual knowledge of such use—we could face regulatory enforcement actions, fines, reputational harm, and restrictions on our stablecoin operations.
Our issuance of SoFiUSD also exposes us to counterparty, operational and liquidity risks. We engage a third party sub-servicer to provide technical and operational services, including for reserve management, and a portion of SoFiUSD reserve assets may be held in custodial accounts at other regulated financial institutions. We also face risks related to redemption demands and market stress, including the possibility that we may need to implement temporary limits on redemption amounts or timing to manage liquidity in extreme circumstances. Failure to maintain a stable value or to meet redemption requests could result in financial losses, customer claims, and reputational harm. In addition, operating a stablecoin requires robust technology infrastructure and controls, and could expose us to cybersecurity threats, fraud, operational failures, or disruptions in third-party service providers. Any such events, or negative perceptions of SoFiUSD or stablecoins generally, could adversely affect customer adoption, attract regulatory scrutiny, and harm our brand and business.
Furthermore, the accounting rules and regulations that we must comply with are complex and subject to interpretation by FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these

SoFi Technologies, Inc.

principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Further, there have been limited precedents for the financial accounting of stablecoins and other digital assets and related valuation and revenue recognition considerations. As such, there remains significant uncertainty on how companies should account for stablecoin and other digital asset transactions, value, and related revenue. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and/or restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, results of operations, financial condition, and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2026, no Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

SoFi Technologies, Inc.
(Registrant)

Date:	May 7, 2026	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer