Form 10-Q
period 2026-06-30
SoFi Technologies, Inc.
filed 2026-08-06
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 31, 2026 was 1,291,570,324 shares.

SOFI TECHNOLOGIES, INC.

SoFi Technologies, Inc.

Glossary of Terms and Acronyms

ACH: Automated clearing house	FINRA: Financial Industry Regulatory Authority
AFS: Available-for-sale	FRB: Federal Reserve Bank of San Francisco
ALCO: Asset Liability Committee	FTC: Federal Trade Commission
AWS: Amazon Web Services	FTP: Fund transfer pricing
AOCI: Accumulated other comprehensive income (loss)	GAAP: U.S. Generally Accepted Accounting Principles
ASU: Accounting Standards Update	GLBA: Gramm-Leach-Bliley Act
BHCA: Bank Holding Company Act of 1956, as amended	Golden Pacific: Golden Pacific Bancorp, Inc.
bps: Basis points	GSE: Government-Sponsored Enterprise
BSA: Bank Secrecy Act	HELOC: Home Equity Line of Credit
Business Combination: Transactions contemplated in a merger agreement entered	HMDA: Home Mortgage Disclosure Act
into by Social Finance, Inc. with Social Capital Hedosophia Holdings Corp. V on	IRLC: Interest rate lock commitment
January 7, 2021	IRR: Interest rate risk
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	IRS: Internal Revenue Service
CCPA: California Consumer Privacy Act	LIBOR: London Inter-Bank Offered Rate
CD: Community Development	MLA: Military Lending Act
CET1: Common Equity Tier 1	MSB: Money services business
CFP: Certified financial planners	MSRB: Municipal Securities Rulemaking Board
CFPA: Consumer Financial Protection Act	NACHA: National Automated Clearinghouse Association
CFPB: Consumer Financial Protection Bureau	Nasdaq: The Nasdaq Global Select Market
CFTC: Commodity Futures Trading Commission	NII: Net Interest Income
CISO: Chief Information Security Officer	OCC: Office of the Comptroller of the Currency
CODM: Chief Operating Decision Maker	OFAC: Office of Foreign Assets Control
Composer: Composer Securities LLC	PD: Probability of Default
CPPA: California Privacy Protection Act	Peach: Peach Finance, Inc.
CPRA: California Privacy Rights Act	PFOF: Payment for order flow
CRA: Community Reinvestment Act	PSU: Performance stock units
DACA: Deferred Access for Childhood Arrival	RESPA: Real Estate Settlement Procedures Act
DCF: Discounted cash flow	ROU: Right-of-use
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer	RSU: Restricted stock units
Protection Act of 2010	SCH: Social Capital Hedosophia Holdings Corp. V
DSU: Deferred stock units	SCRA: Servicemembers’ Civil Relief Act
DTC: Depository Trust Company	SEC: U.S. Securities and Exchange Commission
EAD: Exposure at Default	Social Finance: Social Finance, LLC (formerly Social Finance, Inc.)
EBRC: Enterprise Broad Risk Committee	SoFi Bank: SoFi Bank, National Association
EC: European Commission	SoFi Capital Advisors: SoFi Capital Advisors, LLC
ECOA: Equal Credit Opportunity Act	SoFi Securities: SoFi Securities LLC
EFTA: Electronic Fund Transfer Act	SoFi Stadium: The LA Stadium and Entertainment District at Hollywood
EPS: Earnings (loss) per share of common stock	Park in Inglewood, California
ESG: Environmental, social and corporate governance	SoFi Wealth: SoFi Wealth LLC
ESIGN: Electronic Signatures in Global and National Commerce Act	SOFR: Secured Overnight Financing Rate
ESPP: Employee Stock Purchase Plan	SPE: Special purpose entity
ETF: Exchange-Traded Funds	SRO: Self-regulatory organizations
EVE: Economic value of equity	TBA: To-be-announced security
FCRA: Fair Credit Reporting Act	TCPA: Federal Telephone Consumer Protection Act
FDCPA: Fair Debt Collection Practices Act	Technisys: Technisys S.A., a Luxembourg société anonyme
FDIA: Federal Deposit Insurance Act	TILA: Truth in Lending Act
FDIC: Federal Deposit Insurance Corporation	UDAAP: Unfair, deceptive or abusive acts or practices
Federal Reserve: Board of Governors of the Federal Reserve System	UETA: Uniform Electronic Transactions Act
FHA: Fair Housing Act	USD: U.S. Dollar
FHFA: Federal Housing Finance Agency	VA: United States Department of Veterans Affairs
FHLB: Federal Home Loan Bank	VIE: Variable interest entity
FinCEN: Financial Crimes Enforcement Network	Wyndham: Wyndham Capital Mortgage

SoFi Technologies, Inc.

SoFi Technologies, Inc.
As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “SoFi”, the “Company”, “we”, “us”, and “our”, and similar references refer to SoFi Technologies, Inc. and its wholly-owned subsidiaries.
During the second quarter of 2026, we acquired Peach Finance, Inc., a cloud-native, API-first loan management and servicing platform; and, Composer Securities LLC, an AI- powered investing platform.
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
•our ability to realize the anticipated benefits of prior acquisitions, including our acquisitions of Peach and Composer, and any additional acquisitions we undertake;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$3,126,237	$4,929,452
Restricted cash and restricted cash equivalents	439,322	427,321
Investment securities (includes available-for-sale securities of $3,993,310 and $2,454,453 at fair value with associated amortized cost of $3,993,321 and $2,434,627, as of June 30, 2026 and December 31, 2025, respectively)	4,225,652	2,575,607
Loans held for sale (includes $29.7 billion and $22.7 billion at fair value, as of June 30, 2026 and December 31, 2025, respectively)	29,737,289	22,862,749
Loans held for investment, at fair value	16,920,564	13,657,578
Loans held for investment, at amortized cost (less allowance for credit losses of $56,459 and $50,934, as of June 30, 2026 and December 31, 2025, respectively)	1,275,529	1,516,736
Servicing rights	364,318	378,178
Property, equipment and software	496,712	416,448
Goodwill	1,425,015	1,393,505
Intangible assets	226,528	231,919
Operating lease right-of-use assets	86,149	93,941
Other assets (less allowance for credit losses of $2,557 and $2,998, as of June 30, 2026 and December 31, 2025, respectively)	2,624,233	2,177,044
Total assets	$60,947,548	$50,660,478
Liabilities and equity
Liabilities:
Deposits:
Interest-bearing deposits	$45,416,257	$37,387,350
Noninterest-bearing deposits	126,903	118,045
Total deposits	45,543,160	37,505,395
Accounts payable, accruals and other liabilities	923,024	743,716
Operating lease liabilities	104,083	106,190
Debt	3,300,544	1,815,162
Residual interests classified as debt	510	520
Total liabilities	49,871,321	40,170,983
Commitments, guarantees, concentrations and contingencies (Note 15)
Equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,290,312,404 and 1,270,568,878 shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively(1)	128	126
Additional paid-in capital	11,589,035	11,302,668
Accumulated other comprehensive income (loss)	(11,981)	10,979
Accumulated deficit	(500,955)	(824,278)
Total equity	11,076,227	10,489,495
Total liabilities and equity	$60,947,548	$50,660,478
______________
(1)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of June 30, 2026 and December 31, 2025. See Note 10. Equity for additional information.
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

	June 30, 2026	December 31, 2025
Assets
Restricted cash and restricted cash equivalents	$2,501	$2,099
Loans held for investment, at fair value	57,909	65,796
Total assets	$60,410	$67,895
Liabilities
Accounts payable, accruals and other liabilities	$86	$95
Debt	48,111	54,107
Residual interests classified as debt	510	520
Total liabilities	$48,707	$54,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In Thousands, Except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Loans and securitizations	$1,067,894	$738,862	$2,000,078	$1,451,738
Other	72,634	53,543	141,446	104,479
Total interest income	1,140,528	792,405	2,141,524	1,556,217
Interest expense
Securitizations and warehouses	18,779	29,650	28,830	57,794
Deposits	320,463	233,232	607,692	458,631
Corporate borrowings	10,675	11,504	21,326	22,932
Other	2,416	182	2,493	297
Total interest expense	352,333	274,568	660,341	539,654
Net interest income	788,195	517,837	1,481,183	1,016,563
Noninterest income
Loan origination, sales, securitizations and servicing	150,407	70,855	292,616	123,660
Technology products and solutions	52,459	90,796	101,810	177,233
Loan platform fees	140,930	127,405	279,185	220,155
Crypto transaction revenue	134,267	—	255,860	—
Cost of crypto transaction revenue	(133,084)	—	(253,825)	—
Net crypto transaction revenue	1,183	—	2,035	—
Other	85,502	48,051	162,215	89,092
Total noninterest income	430,481	337,107	837,861	610,140
Total net revenue	1,218,676	854,944	2,319,044	1,626,703
Provision for credit losses	13,755	10,035	22,650	15,713
Noninterest expense
Technology and product development	191,276	152,146	378,951	308,352
Sales and marketing	392,397	264,744	727,936	502,920
Cost of operations	200,139	150,437	371,262	285,957
General and administrative	216,800	165,390	414,384	321,787
Total noninterest expense	1,000,612	732,717	1,892,533	1,419,016
Income before income taxes	204,309	112,192	403,861	191,974
Income tax expense	(47,717)	(14,929)	(80,538)	(23,595)
Net income	$156,592	$97,263	$323,323	$168,379
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities, net	(9,306)	1,328	(22,254)	12,790
Foreign currency translation adjustments, net	68	(563)	(706)	(832)
Total other comprehensive income (loss)	(9,238)	765	(22,960)	11,958
Comprehensive income	$147,354	$98,028	$300,363	$180,337
Earnings per share (Note 16)
Earnings per share – basic	$0.12	$0.09	$0.25	$0.15
Earnings per share – diluted	$0.12	$0.08	$0.24	$0.14
Weighted average common stock outstanding – basic	1,284,303	1,107,006	1,280,338	1,102,525
Weighted average common stock outstanding – diluted	1,351,990	1,182,877	1,364,978	1,184,197
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2026	1,281,409,498	$127	$11,471,754	$(2,743)	$(657,547)	$10,811,591
Share-based compensation expense	—	—	96,800	—	—	96,800
Vesting of RSUs	7,490,218	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(242,237)	—	(4,081)	—	—	(4,081)
Exercise of common stock options	39,078	—	231	—	—	231
Employee stock purchase plan	1,615,847	—	24,332	—	—	24,332
Net income	—	—	—	—	156,592	156,592
Other comprehensive loss, net of taxes	—	—	—	(9,238)	—	(9,238)
Balance at June 30, 2026	1,290,312,404	$128	$11,589,035	$(11,981)	$(500,955)	$11,076,227

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2026	1,270,568,878	$126	$11,302,668	$10,979	$(824,278)	$10,489,495
Share-based compensation expense	—	—	182,145	—	—	182,145
Vesting of RSUs	15,117,902	2	(2)	—	—	—
Stock withheld related to taxes on vested RSUs	(574,154)	—	(9,976)	—	—	(9,976)
Exercise of common stock options	374,725	—	2,597	—	—	2,597
Issuance of common stock	3,209,206	—	87,271	—	—	87,271
Employee stock purchase plan	1,615,847	—	24,332	—	—	24,332
Net income	—	—	—	—	323,323	323,323
Other comprehensive loss, net of taxes	—	—	—	(22,960)	—	(22,960)
Balance at June 30, 2026	1,290,312,404	$128	$11,589,035	$(11,981)	$(500,955)	$11,076,227

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	1,104,104,203	$110	$7,910,058	$2,828	$(1,234,482)	$6,678,514
Share-based compensation expense	—	—	75,973	—	—	75,973
Vesting of RSUs	8,654,892	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(379,570)	—	(4,299)	—	—	(4,299)
Exercise of common stock options	91,544	—	600	—	—	600
Employee stock purchase plan	971,899	—	11,764	—	—	11,764
Net income	—	—	—	—	97,263	97,263
Other comprehensive income, net of taxes	—	—	—	765	—	765
Balance at June 30, 2025	1,113,442,968	$111	$7,994,095	$3,593	$(1,137,219)	$6,860,580

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	1,095,357,781	$109	$7,838,988	$(8,365)	$(1,305,598)	$6,525,134
Share-based compensation expense	—	—	152,441	—	—	152,441
Vesting of RSUs	17,776,848	2	(2)	—	—	—
Stock withheld related to taxes on vested RSUs	(797,339)	—	(9,891)	—	—	(9,891)
Exercise of common stock options	133,779	—	795	—	—	795
Employee stock purchase plan	971,899	—	11,764	—	—	11,764
Net income	—	—	—	—	168,379	168,379
Other comprehensive income, net of taxes	—	—	—	11,958	—	11,958
Balance at June 30, 2025	1,113,442,968	$111	$7,994,095	$3,593	$(1,137,219)	$6,860,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$323,323	$168,379
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	148,877	127,012
Depreciation and amortization	140,684	112,026
Deferred debt issuance and discount expense	5,645	5,367
Provision for credit losses	22,650	15,713
Deferred income taxes	62,625	19,169
Fair value changes in loans held for investment	(222)	(218,830)
Fair value changes in securitization investments	(692)	(1,137)
Other	4,342	1,775
Changes in loans held for sale, net	(7,000,456)	(2,443,713)
Changes in accrued interest on loans	(59,847)	(17,377)
Changes in loans previously classified as held for sale, net	437,397	514,427
Changes in servicing assets	13,860	(32,878)
Changes in other assets	(376,000)	206,085
Changes in other liabilities	72,376	98,576
Net cash used in operating activities	$(6,205,438)	$(1,445,406)
Investing activities
Purchases of property, equipment and software	$(164,124)	$(116,069)
Capitalized software development costs	(2,293)	(4,171)
Purchases of available-for-sale investments	(2,513,332)	(853,559)
Proceeds from sales of available-for-sale investments	605,815	204,777
Proceeds from maturities and paydowns of available-for-sale investments	345,864	237,720
Purchases of loans held for investment	(86,908)	(896,774)
Other changes in loans held for investment, net	(3,383,319)	(1,721,175)
Proceeds from securitization investments	56,450	28,817
Proceeds from non-securitization investments	1,708	9,585
Purchases of non-securitization investments	(20,159)	(51,842)
Acquisition of businesses, net of cash acquired	(64,898)	—
Net cash used in investing activities	$(5,225,196)	$(3,162,691)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Financing activities
Net change in deposits	$8,002,948	$3,766,414
Net change in stablecoin liability outstanding	52,484	—
Proceeds from issuance of common stock	87,387	—
Payment of common stock issuance costs	(115)	—
Net change in debt facilities	1,488,307	868,016
Repayment of other debt	(6,257)	(22,162)
Payment of debt issuance costs	(1,175)	(394)
Taxes paid related to net share settlement of share-based awards	(9,976)	(9,891)
Proceeds from stock option exercises	2,597	795
Proceeds from issuance of common stock under the ESPP	24,332	11,764
Finance lease principal payments	(406)	(370)
Net cash provided by financing activities	$9,640,126	$4,614,172
Effect of exchange rates on cash and cash equivalents	(706)	(832)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,791,214)	$5,243
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,356,773	2,709,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,565,559	$2,714,603

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$3,126,237	$2,122,502
Restricted cash and restricted cash equivalents	439,322	592,101
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,565,559	$2,714,603

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$783,817	$266,370
Share-based compensation capitalized related to internally-developed software	33,268	25,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards

Organization
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending and financial services strategy to offer personal loans, home loans and credit cards. The Company has also developed additional financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform as a service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo Financial Technologies. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, through its acquisition of Golden Pacific Bancorp, Inc., and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through its acquisition of Technisys, allowing the Company to expand its technology platform services to a broader international market. During 2023, the Company acquired Wyndham Capital Mortgage, a fintech mortgage lender. During 2026, the Company acquired Peach Finance Inc., a cloud-native, API-first loan management and servicing platform; and Composer, a fintech company offering an AI-powered investing platform. For additional information on our recent business combinations, see Note 2. Business Combinations. For additional information on our reportable segments, see Note 17. Business Segment Information.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 17, 2026 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
In our condensed consolidated financial statements, we made the following presentation changes in 2026:
•In our condensed consolidated statements of operations and comprehensive income beginning in the first quarter of 2026, we disaggregated the financial statement line items for noninterest income—crypto transaction revenue, noninterest income—cost of crypto transaction revenue, and noninterest income—net crypto transaction revenue. Previously, this activity was immaterial and reported within noninterest income—other, as we launched SoFi Crypto late in the fourth quarter of 2025.

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
Stablecoin (SoFiUSD)
SoFiUSD is our proprietary stablecoin. It is a digital asset that is designed to maintain a stable value relative to the USD and be used for payment and settlement purposes. SoFiUSD exists as a digital representation of value only on certain specified cryptographically-secured distributed ledgers.
Funds received from customers from the issuance of our stablecoin represent claims which are reflected as a liability presented within Accounts payable, accruals and other liabilities on our consolidated balance sheets. The Company is obligated to redeem all SoFiUSD presented by holders on a one-for-one basis in exchange for USD (net of any applicable and disclosed fees), except in limited circumstances, such as when prohibited by law or court order or instances where fraud is suspected. As such, the Company does not have an unconditional right to deny SoFiUSD redemption requests.

SoFi or a permitted custodian maintains reserve assets, which are separately tracked for the purpose of supporting SoFiUSD redemptions. The aggregate value of these reserve assets is at least equal to the outstanding supply of SoFiUSD. All reserve assets are maintained consistent with applicable law and supervisory expectations. These reserve assets may consist solely of high-quality, liquid assets, which may include: (i) USD held in cash or demand deposits; and (ii) Other cash equivalents or highly liquid instruments permitted under applicable law governing payment stablecoins. The composition of reserve assets may change from time to time. We do not guarantee that reserve assets will be held in any particular form or asset class at any given time. These reserve assets may be held, in a manner consistent with applicable law and regulations, (i) directly by the Bank; and/or (ii) with regulated financial institutions, custodians, or other qualified counterparties. These reserve assets are presented within Cash and cash equivalents on our consolidated balance sheets.

As of June 30, 2026, the Company has $52.5 million of SoFiUSD outstanding and an equal amount of related reserves assets in the form of USD held in cash.

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
Other interest income is primarily earned on our bank balances and cash reserves backing our issuance of SoFiUSD.

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

Note 2. Business Combinations

Acquisitions of Peach Finance, Inc. and Composer Securities, LLC
During the second quarter of 2026, the Company made two acquisitions: Peach, a cloud-native, API-first loan management and servicing platform which the Company intends to integrate within its Technology Platform segment; and Composer, a fintech company offering an AI-powered investing platform that enables users to create, test, and execute investment strategies using everyday language, with which the Company intends to enhance its investing services with under the Financial Services segment. Both of these acquisitions are accounted for as business combinations. As a result, for each of these acquisitions, the respective purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the net assets acquired is allocated to goodwill, which is not expected to be deductible for tax purposes. The fair value estimates are subject to change for up to one year after the acquisition date as additional information becomes available.
For both Peach and Composer, we acquired all of the outstanding equity interests for cash consideration, which in the aggregate was approximately $70.1 million. The Company recorded goodwill, equal to the excess of the total purchase consideration over the fair value of the net assets acquired, of $31.5 million in the aggregate, comprising $25.8 million for Peach, which was allocated to our reporting unit within the Technology Platform reportable segment, and $5.7 million for Composer, which was allocated to a reporting unit within the Financial Services reportable segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$24,358	$22,548	$43,635	$42,248
Referrals, other(2)	3,701	2,588	7,457	5,118
Interchange(2)	41,059	26,502	76,260	49,314
Brokerage(2)	18,127	7,542	33,231	14,527
Net crypto transaction revenue(3)	1,183	—	2,035	—
Other(2)(4)	9,621	2,166	15,593	3,897
Total financial services(5)	98,049	61,346	178,211	115,104
Technology Platform
Technology services	50,512	89,574	99,296	175,562
Other(4)	5,016	970	5,574	1,606
Total technology platform(5)	55,528	90,544	104,870	177,168
Total net revenue from contracts with customers	153,577	151,890	283,081	292,272
Other sources of revenue
Loan origination, sales, securitizations and servicing	150,407	70,855	292,616	123,660
Loan platform business, other(1)	116,572	104,857	235,550	177,907
Other	9,925	9,505	26,614	16,301
Total other sources of revenue	276,904	185,217	554,780	317,868
Total noninterest income	$430,481	$337,107	$837,861	$610,140
_____________________
(1) Presented within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
(2) Presented within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
(3) Total crypto transaction revenue is comprised of $255.9 million of Crypto transaction revenue and $253.8 million in Cost of crypto transaction revenue.
(4) Financial Services includes revenues from wire fee income, enterprise services, SoFi Plus subscriptions and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(5) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive income. Related primarily to technology platform services, we had deferred revenue of $7,281 and $8,535 as of June 30, 2026 and December 31, 2025, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $3,035 and $2,536 during the three months ended June 30, 2026 and 2025, respectively, and recognized revenue of $5,067 and $4,904 during the six months ended June 30, 2026 and 2025, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income.
Contract Balances
As of June 30, 2026 and December 31, 2025, accounts receivable, net associated with revenue from contracts with customers was $59,893 and $56,154, respectively, reported within other assets in the condensed consolidated balance sheets.
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
During the three and six months ended June 30, 2026, we recognized associated amortization expense of $18,534 and $30,493, respectively. During the three and six months ended June 30, 2025, we recognized associated amortization expense of $12,352 and $22,803, respectively.

Note 4. Loans

As of June 30, 2026, our loan portfolio consisted of (i) loans held for sale, including personal loans, which are measured at fair value under the fair value option or at lower of amortized cost or fair value, and home loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair market value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	June 30, 2026	December 31, 2025
Loans held for sale
At fair value
Personal loans	$27,505,290	$21,540,668
Home loans	2,176,158	1,205,115
Total loans held for sale, at fair value	29,681,448	22,745,783
At lower of amortized cost or fair value
Personal loans(1)	55,841	116,966
Total loans held for sale, at lower of amortized cost or fair value	55,841	116,966
Total loans held for sale	29,737,289	22,862,749
Loans held for investment
Student loans(2)	16,920,564	13,657,578
Total loans held for investment, at fair value	16,920,564	13,657,578
Secured loans	615,195	873,981
Credit card	479,972	467,854
Commercial and consumer banking:
Commercial real estate	163,613	159,265
Commercial and industrial	3,847	4,161
Residential real estate and other consumer	12,902	11,475
Total commercial and consumer banking	180,362	174,901
Total loans held for investment, at amortized cost(3)	1,275,529	1,516,736
Total loans held for investment	18,196,093	15,174,314
Total loans	$47,933,382	$38,037,063
_____________________
(1) Includes loans originated as part of the loan platform business on behalf of third party partners.
(2) Includes $3,667,582 and $4,410,038 of student loans covered by financial guarantees, and $57,909 and $65,796 of student loans in consolidated VIEs as of June 30, 2026 and December 31, 2025, respectively.
(3) See Note 5. Allowance for Credit Losses herein, and Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards under the heading “Allowance for Credit Losses” in our Annual Report on Form 10-K for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.

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

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2026
Unpaid principal balance	$26,101,759	$16,134,415	$2,067,122	$44,303,296
Accumulated interest	180,704	81,501	9,450	271,655
Cumulative fair value adjustments	1,222,827	704,648	99,586	2,027,061
Total fair value of loans(1)	$27,505,290	$16,920,564	$2,176,158	$46,602,012
December 31, 2025
Unpaid principal balance	$20,243,217	$12,875,440	$1,133,329	$34,251,986
Accumulated interest	151,079	58,277	4,888	214,244
Cumulative fair value adjustments	1,146,372	723,861	66,898	1,937,131
Total fair value of loans(1)	$21,540,668	$13,657,578	$1,205,115	$36,403,361
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

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2026
Unpaid principal balance	$104,008	$17,164	$1,224	$122,396
Accumulated interest	5,163	420	65	5,648
Cumulative fair value adjustments(1)	(85,488)	(12,874)	(269)	(98,631)
Fair value of loans 90 days or more delinquent (2)	$23,683	$4,710	$1,020	$29,413
December 31, 2025
Unpaid principal balance	$104,486	$18,141	$920	$123,547
Accumulated interest	5,286	384	—	5,670
Cumulative fair value adjustments(1)	(85,843)	(13,512)	(377)	(99,732)
Fair value of loans 90 days or more delinquent (2)	$23,929	$5,013	$543	$29,485
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. As such, the $98.6 million fair value adjustment as of June 30, 2026 has been recorded in noninterest income—loan origination, sales, securitizations and servicing in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
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
There were no loan securitization transfers, other than those related to our Loan Platform Business, that qualified for sale accounting treatment during the three and six months ended June 30, 2026 and 2025.
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
During the three and six months ended June 30, 2026 and the three months ended June 30, 2025, we did not have any deconsolidation of debt on personal loans. During the six months ended June 30, 2025 we had deconsolidation of debt on student loans of $13.2 million, for which the impact on earnings from this deconsolidation was immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our current whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$—	$200,326	$—	$1,313,348
Servicing assets recognized	—	11,817	—	80,442
Repurchase liabilities recognized	—	(520)	—	(1,800)
Total consideration	—	211,623	—	1,391,990
Aggregate unpaid principal balance and accrued interest of loans sold	—	200,526	—	1,313,698
Realized gain	$—	$11,097	$—	$78,292
Home loans
Fair value of consideration received:
Cash	$839,258	$792,211	$1,612,357	$1,118,851
Servicing assets recognized	8,130	4,222	15,507	7,016
Repurchase liabilities recognized	(1,040)	(1,534)	(2,106)	(2,143)
Total consideration	846,348	794,899	1,625,758	1,123,724
Aggregate unpaid principal balance and accrued interest of loans sold	834,452	779,332	1,598,967	1,101,864
Realized gain	$11,896	$15,567	$26,791	$21,860
The following table summarizes our delinquent whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$7,179	$7,200	$14,293	$14,400
Servicing assets recognized	6,312	6,304	12,566	12,610
Repurchase liabilities recognized	108	(90)	(8)	(171)
Total consideration	13,599	13,414	26,851	26,839
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	94,286	94,699	187,816	189,532
Realized loss	$(80,687)	$(81,285)	$(160,965)	$(162,693)
__________________
(1) During the three and six months ended June 30, 2026, includes $89.7 million and $178.7 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. During the three and six months ended June 30, 2025, includes $90.0 million and $180.0 million, respectively, of aggregate unpaid principal balance sold related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the three and six months ended June 30, 2026 $56.2 million and $114.1 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2025, $63.4 million and $126.7 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of June 30, 2026 and 2025, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$3,108,877	$2,370,668	$6,015,994	$3,917,253
Servicing assets recognized	21,427	17,707	41,662	28,633
Repurchase liabilities recognized	(3,988)	(2,156)	(7,371)	(3,217)
Total consideration	3,126,316	2,386,219	6,050,285	3,942,669
Aggregate carrying amount and accrued interest of loans sold(1)	3,019,072	2,285,070	5,829,486	3,773,422
Loan fees, net(2)	85,817	83,442	179,137	140,614
Servicing assets recognized	21,427	17,707	41,662	28,633
Loan platform fees recognized(3)	$107,244	$101,149	$220,799	$169,247
_____________________
(1)Includes unpaid principal balance of $3.1 billion and $5.9 billion for the three and six months ended June 30, 2026, respectively, and $2.3 billion and $3.8 billion for the three and six months ended June 30, 2025, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash(1)	$931	$(173)	$456	$(626)
Securitization investments retained(2)	77,729	38,340	159,440	77,474
Servicing assets recognized	566	273	1,148	553
Repurchase liabilities recognized	(101)	(38)	(198)	(65)
Total consideration	79,125	38,402	160,846	77,336
Aggregate carrying amount and accrued interest of loans sold(3)	76,329	37,275	155,881	74,872
Gain from loan sales(4)	$2,796	$1,127	$4,965	$2,464
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
(3)Includes unpaid principal balance of $77.4 million and $158.3 million for the three and six months ended June 30, 2026, respectively, and $37.7 million and $75.9 million for the three and six months ended June 30, 2025, respectively.
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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Total
June 30, 2026
Loans in delinquency (30+ days past due)	$264,399	$19,038	$64,739	$348,176
Total loans in delinquency	450,128	40,186	64,739	555,053
Total transferred loans serviced(1)	15,205,101	2,266,140	7,789,294	25,260,535
December 31, 2025
Loans in delinquency (30+ days past due)	$235,479	$30,523	$49,819	$315,821
Total loans in delinquency	396,827	57,225	49,819	503,871
Total transferred loans serviced(1)	13,215,980	2,653,191	7,037,366	22,906,537
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personal loans
Servicing fees collected from transferred loans	$36,599	$16,741	$72,301	$36,909
Charge-offs, net of recoveries, of transferred loans	233,161	149,936	462,885	278,857
Student loans
Servicing fees collected from transferred loans	3,012	4,523	6,159	9,668
Charge-offs, net of recoveries, of transferred loans	10,836	12,518	21,645	23,791
Home loans
Servicing fees collected from transferred loans	5,277	4,226	10,283	8,606
Total
Servicing fees collected from transferred loans	$44,888	$25,490	$88,743	$55,183
Charge-offs, net of recoveries, of transferred loans	243,997	162,454	484,530	302,648

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest, deferred origination costs and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
June 30, 2026
Secured loans	$614,131	$—	$—	$—	$—	$614,131
Credit card	498,949	5,353	4,928	11,600	21,881	520,830
Commercial and consumer banking:
Commercial real estate	164,815	—	—	—	—	164,815
Commercial and industrial	3,846	—	—	71	71	3,917
Residential real estate and other consumer(3)	12,895	3	1	—	4	12,899
Total commercial and consumer banking	181,556	3	1	71	75	181,631
Total loans	$1,294,636	$5,356	$4,929	$11,671	$21,956	$1,316,592
December 31, 2025
Secured loans	$872,253	$—	$—	$—	$—	$872,253
Credit card	483,803	4,650	3,713	9,161	17,524	501,327
Commercial and consumer banking:
Commercial real estate	159,854	—	373	—	373	160,227
Commercial and industrial	4,048	57	—	73	130	4,178
Residential real estate and other consumer(3)	11,536	—	—	—	—	11,536
Total commercial and consumer banking	175,438	57	373	73	503	175,941
Total loans	$1,531,494	$4,707	$4,086	$9,234	$18,027	$1,549,521
______________
(1)Generally, all of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, credit card, commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $54,560 and $49,205 as of June 30, 2026 and December 31, 2025, respectively; accrued interest of $10,869 and $7,045 as of June 30, 2026 and December 31, 2025, respectively; and deferred origination costs of $2,833 and $8,687 as of June 30, 2026 and December 31, 2025, respectively. For secured loans, the balance is presented before accrued interest of $1,064 and $1,728 as of June 30, 2026 and December 31, 2025, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,899 and $1,729 as of June 30, 2026 and December 31, 2025, respectively; and accrued interest of $630 and $689 as of June 30, 2026 and December 31, 2025, respectively.
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

FICO	June 30, 2026	December 31, 2025
≥ 800	$47,234	$47,275
780 – 799	27,334	26,942
760 – 779	28,648	29,154
740 – 759	32,451	34,503
720 – 739	41,716	44,021
700 – 719	50,656	56,155
680 – 699	58,272	60,183
660 – 679	59,608	56,007
640 – 659	53,739	45,315
620 – 639	38,518	32,084
600 – 619	23,335	20,397
≤ 599	59,319	49,291
Total credit card	$520,830	$501,327
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$9,132	$34,996	$32,011	$18,624	$23,484	$23,220	$141,467	$—
Watch	—	—	763	—	6,541	1,159	8,463	—
Special mention	—	—	2,429	2,906	—	3,201	8,536	—
Substandard	—	—	—	2,202	2,593	1,554	6,349	—
Total commercial real estate	9,132	34,996	35,203	23,732	32,618	29,134	164,815	—
Commercial and industrial
Pass	—	—	108	32	—	2,550	2,690	1,145
Watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	82	—
Total commercial and industrial	—	—	108	32	—	2,632	2,772	1,145
Residential real estate and other consumer
Pass	—	251	—	—	—	4,665	4,916	7,983
Watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total residential real estate and other consumer	—	251	—	—	—	4,665	4,916	7,983
Total commercial and consumer banking	$9,132	$35,247	$35,311	$23,764	$32,618	$36,431	$172,503	$9,128

Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans were $614.1 million and $872.3 million as of June 30, 2026 and December 31, 2025, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the majority of which have a term of 7 years or less. Our secured loans were originated in 2023, 2024, and 2025, are all current and there have been no charge-offs since origination.
We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of June 30, 2026 and December 31, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

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
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended June 30, 2026
Balance at March 31, 2026	$50,064	$1,870	$2,682
Provision for credit losses(2)	13,708	47	167
Net charge-offs(3)	(9,212)	(18)	(292)
Balance at June 30, 2026	$54,560	$1,899	$2,557
Three Months Ended June 30, 2025
Balance at March 31, 2025	$42,179	$2,190	$2,789
Provision for credit losses(2)	9,901	134	389
Net charge-offs(3)	(6,565)	(1)	—
Balance at June 30, 2025	$45,515	$2,323	$3,178
Six Months Ended June 30, 2026
Balance at December 31, 2025	$49,205	$1,729	$2,998
Provision for credit losses(2)	22,214	436	109
Net charge-offs(3)	(16,859)	(266)	(550)
Balance at June 30, 2026	$54,560	$1,899	$2,557
Six Months Ended June 30, 2025
Balance at December 31, 2024	$44,350	$2,334	$2,444
Provision for credit losses(2)	15,720	(7)	767
Net charge-offs(3)	(14,555)	(4)	(33)
Balance at June 30, 2025	$45,515	$2,323	$3,178
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
(3)During the three and six months ended June 30, 2026 and , recoveries of amounts previously reserved related to credit cards were $1,516 and $2,819, respectively. During the three and six months ended June 30, 2025, recoveries of amounts previously reserved related to credit cards were $805 and $1,569, respectively. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three and six months ended June 30, 2026 and 2025. During the three and six months ended June 30, 2026, recoveries of amounts previously reserved related to accounts receivable were $38 and $2,064, respectively. During the three and six months ended June 30, 2025, recoveries of amounts previously reserved related to accounts receivable were $300 and $602, respectively.

Credit card: During the three and six months ended June 30, 2026, accrued interest receivables written off by reversing interest income were $2.4 million and $4.4 million, respectively. During the three and six months ended June 30, 2025, accrued interest receivables written off by reversing interest income were $1.5 million and $3.4 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
June 30, 2026
U.S. Treasury securities	$566,615	$7,579	$558	$(5,196)	$569,556
Agency mortgage-backed securities	3,409,844	8,328	10,375	(21,484)	3,407,063
Corporate bonds	93	1	—	(1)	93
Asset-backed bonds(2)	12,421	54	—	(34)	12,441
Residual investments(2)	3,394	27	—	(87)	3,334
Other(3)	954	8	—	(139)	823
Total investments in AFS debt securities	$3,993,321	$15,997	$10,933	$(26,941)	$3,993,310
December 31, 2025
U.S. Treasury securities	$74,540	$1,115	$166	$(465)	$75,356
Agency mortgage-backed securities	2,335,501	5,095	15,362	(1,352)	2,354,606
Corporate bonds	184	3	—	(2)	185
Asset-backed bonds(2)	19,626	83	—	(6)	19,703
Residual investments(2)	3,825	38	—	(93)	3,770
Other(3)	951	8	—	(126)	833
Total investments in AFS debt securities	$2,434,627	$6,342	$15,528	$(2,044)	$2,454,453
_____________________
(1) As of June 30, 2026 and December 31, 2025, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) approximately 100% and 99% of the amortized cost basis of our investments as of June 30, 2026 and December 31, 2025, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary, classified as AFS debt securities. See Note 7. Securitization and Variable Interest Entities for additional information.
(3) Includes state municipal bond securities.
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025.

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
U.S. Treasury securities	$519,542	$(5,196)	$—	$—	$519,542	$(5,196)
Agency mortgage-backed securities	1,821,495	(20,571)	14,242	(913)	1,835,737	(21,484)
Corporate bonds	—	—	93	(1)	93	(1)
Asset-backed bonds	12,441	(34)	—	—	12,441	(34)
Residual investments	3,335	(87)	—	—	3,335	(87)
Other	—	—	823	(139)	823	(139)
Total investments in AFS debt securities	$2,356,813	$(25,888)	$15,158	$(1,053)	$2,371,971	$(26,941)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
U.S. Treasury securities	$49,962	$(465)	$—	$—	$49,962	$(465)
Agency mortgage-backed securities	202,845	(497)	19,661	(855)	222,506	(1,352)
Corporate bonds	—	—	185	(2)	185	(2)
Asset-backed bonds	19,703	(6)	—	—	19,703	(6)
Residual investments	3,770	(93)	—	—	3,770	(93)
Other	—	—	834	(126)	834	(126)
Total investments in AFS debt securities	$276,280	$(1,061)	$20,680	$(983)	$296,960	$(2,044)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
June 30, 2026
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$—	$148,886	$417,729	$—	$566,615
Agency mortgage-backed securities	8	46,469	36,449	3,326,918	3,409,844
Corporate bonds	—	93	—	—	93
Asset-backed bonds	—	—	12,421	—	12,421
Residual investments	—	—	3,394	—	3,394
Other	—	—	954	—	954
Total investments in AFS debt securities	$8	$195,448	$470,947	$3,326,918	$3,993,321
Weighted average yield for investments in AFS debt securities(1)	0.95%	4.03%	4.21%	4.62%	4.55%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$—	$147,111	$414,866	$—	$561,977
Agency mortgage-backed securities	8	46,342	36,048	3,316,337	3,398,735
Corporate bonds	—	92	—	—	92
Asset-backed bonds	—	—	12,387	—	12,387
Residual investments	—	—	3,307	—	3,307
Other	—	—	815	—	815
Total investments in AFS debt securities	$8	$193,545	$467,423	$3,316,337	$3,977,313
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $16.0 million as of June 30, 2026.
Gross realized gains and losses on our investments in AFS debt securities were immaterial during the three months ended June 30, 2026, and $8,433 and $698, respectively, during the six months ended June 30, 2026. Gross realized gains and losses on our investments in AFS debt securities were $2,893 and $134, respectively, during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026 and 2025, there were no transfers between classifications of our investments in AFS debt securities. See Note 10. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

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
As of June 30, 2026 and December 31, 2025, we had one consolidated VIE, respectively, on our condensed consolidated balance sheets. During the six months ended June 30, 2026, we did not exercise any securitization clean up call related to consolidated VIEs. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of June 30, 2026 and December 31, 2025. Intercompany balances are eliminated upon consolidation.
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
As of June 30, 2026 and December 31, 2025, we had investments in 25 and 22 nonconsolidated VIEs, respectively. During the six months ended June 30, 2026, we established four nonconsolidated trusts and called one nonconsolidated trust.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the carrying value of Company assets associated with these nonconsolidated VIEs as of the dates presented.

	June 30, 2026	December 31, 2025
Securitization investments	$248,117	$144,627
Secured loans	615,195	873,981
Servicing rights	51,060	72,077
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

	June 30, 2026	December 31, 2025
Personal loans	$223,978	$117,322
Student loans	24,139	27,305
Securitization investments(1)	$248,117	$144,627
_____________________
(1)As of June 30, 2026, includes $12.4 million and $3.3 million of asset-backed bonds and residual investments, respectively, classified as available for sale. See Note 6. Investment Securities for additional information.
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
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments, which are included in other assets and accounts payable, accruals and other liabilities, respectively, in the condensed consolidated balance sheets. Our investments were $105.7 million and $53.5 million as of June 30, 2026 and December 31, 2025, respectively. The unfunded commitments, included as part of our investments, were $88.7 million and $47.2 million as of June 30, 2026 and December 31, 2025, respectively, the majority of which are expected to be funded over the next 3 years.
The Company accounts for its LIHTC investments under the proportional amortization method. Under this method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The related tax credits and other benefits recognized, as well as the amortization of the related investments were immaterial for the three and six months ended June 30, 2026 and 2025, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 8. Deposits

We offer deposit accounts to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.
Below is a disaggregated presentation of our deposits:

	June 30, 2026	December 31, 2025
Savings deposits	$37,020,452	$32,461,228
Demand deposits	4,020,094	3,685,409
Time deposits(1)	4,375,711	1,240,713
Total interest-bearing deposits(2)	45,416,257	37,387,350
Noninterest-bearing deposits	126,903	118,045
Total deposits	$45,543,160	$37,505,395
_____________________
(1) As of June 30, 2026 and December 31, 2025, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $30,545 and $26,317, respectively.
(2) As of June 30, 2026 and December 31, 2025, includes brokered deposits of $4,533,210 and $1,402,355, respectively. Brokered deposits consist of time deposits and demand deposits.
As of June 30, 2026, future maturities of our total time deposits were as follows:

Remainder of 2026	$4,363,894
2027	5,926
2028	5,498
2029	367
2030	26
Thereafter	—
Total	$4,375,711

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 9. Debt

The following table summarizes the components of our debt:

	June 30, 2026					December 31, 2025
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$880,039	4.28% – 4.88%	June 2027 – October 2028	$3,700,000	$736,684	$—
Student loan warehouse facilities	879,611	4.18% – 4.82%	May 2027 – April 2029	3,480,000	751,623	—
Revolving credit facility(5)		5.25%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(6)		—%	October 2026		428,022	428,022
Convertible senior notes, due 2029(7)		1.25%	March 2029		862,500	862,500
Other financing(8)	1,810,956			1,253,245	—	—
Securitizations
Student loan securitizations	56,248	3.09% – 3.73%	August 2048		48,111	54,107
Total, before unamortized debt issuance costs, premiums and discounts					$3,312,940	$1,830,629
Less: unamortized debt issuance costs, premiums and discounts(9)					(12,396)	(15,467)
Total debt					$3,300,544	$1,815,162
_________________
(1)As of June 30, 2026, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of June 30, 2026. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of June 30, 2026 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 50 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts issued during the six months ended June 30, 2026.
(5)As of June 30, 2026, $11.4 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(6)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three and six months ended June 30, 2026, total interest expense on the convertible notes was $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2025, total interest expense on the convertible notes was $0.5 million and $0.9 million, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs. For the three and six months ended June 30, 2026, the effective interest rate was 0.43% and 0.43%, respectively. For the three and six months ended June 30, 2025, the effective interest rate was 0.43% and 0.43%, respectively. As of June 30, 2026 and December 31, 2025, unamortized debt discount and issuance costs were $0.5 million and $1.5 million, respectively, and the net carrying amount was $427.5 million and $426.6 million, respectively.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three and six months ended June 30, 2026, total interest expense on the convertible notes was $3.8 million and $7.5 million, respectively, which was composed of $2.7 million and $5.4 million, respectively, of contractual interest expense and $1.1 million and $2.2 million, respectively, of amortization of discounts and issuance costs; and the effective interest rate was 1.75% and 1.76%, respectively. For the three and six months ended June 30, 2025, total interest expense on the convertible notes was $3.8 million and $7.5 million, respectively, which was composed of $2.7 million and $5.4 million, respectively, of contractual interest expense and $1.1 million and $2.1 million, respectively, of amortization of discounts and issuance costs; and the effective interest rate was 1.75% and 1.76%, respectively. As of June 30, 2026 and December 31, 2025, unamortized debt discount and issuance costs were $11.9 million and $14.0 million, respectively, and the net carrying amount was $850.6 million and $848.5 million, respectively.
(8)As of June 30, 2026, includes $1.3 billion of loans and $472.0 million of investment securities pledged as collateral to secure $1.2 billion of available borrowing capacity with the FHLB, of which $46.7 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
(9)As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs related to revolving debt of $0.8 million and $1.0 million, respectively, was reported in other assets in the condensed consolidated balance sheets.
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
Conversion
The convertible notes were convertible by the noteholders prior to the close of business on the business day immediately preceding April 15, 2026 if certain conditions related to the notes trading price or Company’s share price were met, there are certain corporate events or distributions of the Company’s stock, or the Company calls the notes for redemption, each as set forth in the indenture. On and after April 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, the convertible notes are freely convertible by the noteholders. The conversion rate is 44.6150 shares of our common stock per $1,000 principal amount of convertible notes, which represents an initial conversion price of approximately $22.41 per share of our common stock.
Following the election notice date of April 15, 2026, we will settle any conversions by a combination of cash up to the aggregate principal amount of the 2026 convertible notes, and shares of our common stock for any conversion consideration in excess of the principal amount of the 2026 convertible notes, based on the applicable conversion rate(s). Any shares of common stock issued are expected to be partially offset by the settlement of the 2026 capped calls, which the Company expects to settle in net shares. Refer to Note 10. Equity herein and to Note 12. Debt to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for additional information on our borrowing arrangements and the capped call transactions entered into in connection with the issuance of our convertible notes.
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
Conversion
During the three months ended June 30, 2026, a conditional conversion feature of the 2029 convertible notes was met. Specifically, the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. As a result of this condition being met, the 2029 convertible notes are convertible, in whole or in part, at the option of the holders from July 1, 2026 to September 30, 2026. Through August 6, 2026, no holder elected to convert their notes. Whether the 2029 convertible notes will be convertible

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
following September 30, 2026 will depend on the continued satisfaction of this conversion condition or another conversion condition in the future.
Material Changes to Debt Arrangements
During the six months ended June 30, 2026, we did not open any warehouse facilities, and no warehouse facilities matured. We closed one warehouse facility with a maximum available capacity of $150.0 million.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of June 30, 2026, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

June 30, 2026
Remainder of 2026	$428,022
2027	—
2028	486,000
2029	862,500
2030	—
Thereafter	—
Total	$1,776,522

Note 10. Equity

Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of June 30, 2026, the Company had 1,290,312,404 shares of common stock and no shares of non-voting common stock issued and outstanding.
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
The Company reserved the following common stock for future issuance:

	June 30, 2026	December 31, 2025
Outstanding stock options, restricted stock units and performance stock units	63,363,353	69,314,034
Possible future issuance under stock plans	190,267,448	124,357,791
Conversion of convertible notes(1)	—	19,096,202
Total common stock reserved for future issuance	253,630,801	212,768,027
____________________
(1)Represents the number of common stock issuable upon conversion of convertible note principal at the conversion rate in effect at the balance sheet date. As of December 31, 2025, we would have settled conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). As of June 30, 2026, following the April 15, 2026 election notice date, we will settle any conversions by a combination of cash up to the aggregate principal amount of the 2026 convertible notes, and shares of our common stock for any conversion consideration in excess of the principal amount of the 2026 convertible notes, based on the applicable conversion rate(s). Any shares of common stock issued are expected to be partially offset by the settlement of the 2026 capped calls, which the Company expects to settle in net shares. As of June 30, 2026, we did not anticipate any incremental spread, as our common stock price was below the conversion price for the 2026 convertible notes. See Note 9. Debt for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the six months ended June 30, 2026 and 2025.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended June 30, 2026
AOCI, beginning balance	$(2,608)	$(135)	$(2,743)
Other comprehensive income (loss) before reclassifications(1)	(9,306)	68	(9,238)
Amounts reclassified from AOCI into earnings	—	—	—
Net current-period other comprehensive income (loss)(2)	(9,306)	68	(9,238)
AOCI, ending balance	$(11,914)	$(67)	$(11,981)
Three Months Ended June 30, 2025
AOCI, beginning balance	$2,103	$725	$2,828
Other comprehensive income (loss) before reclassifications(1)	2,436	(563)	1,873
Amounts reclassified from AOCI into earnings	(1,108)	—	(1,108)
Net current-period other comprehensive income (loss)(2)	1,328	(563)	765
AOCI, ending balance	$3,431	$162	$3,593

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Six Months Ended June 30, 2026
AOCI, beginning balance	$10,340	$639	$10,979
Other comprehensive (loss) before reclassifications	(16,519)	(706)	(17,225)
Amounts reclassified from AOCI into earnings	(5,735)	—	(5,735)
Net current-period other comprehensive (loss)(1)(2)	(22,254)	(706)	(22,960)
AOCI, ending balance	$(11,914)	$(67)	$(11,981)
Six Months Ended June 30, 2025
AOCI, beginning balance	$(9,359)	$994	$(8,365)
Other comprehensive income (loss) before reclassifications	13,898	(832)	13,066
Amounts reclassified from AOCI into earnings	(1,108)	—	(1,108)
Net current-period other comprehensive income (loss)(1)(2)	12,790	(832)	11,958
AOCI, ending balance	$3,431	$162	$3,593
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
(2)There were no material tax impacts during any of the periods presented.

Note 11. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps(1)	$223,530	$(70,572)	$373,048	$(202,308)
Home loan pipeline hedges(1)	(11,248)	(714)	688	(2,857)
Derivative contracts to manage future loan sale execution risk	212,282	(71,286)	373,736	(205,165)
Interest rate swaps(1)(2)	516	(240)	905	(1,334)
IRLCs(1)	3,516	1,980	1,106	8,827
Total	$216,314	$(69,546)	$375,747	$(197,672)
_____________________
(1) Recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
(2) Represents gains (losses) on derivative contracts to manage securitization investment interest rate risk.
The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	June 30, 2026		December 31, 2025
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$228,476	$(426)	$61,583	$(133)
Home loan pipeline hedges	173	(9,816)	—	(4,547)
Total, gross	228,649	(10,242)	61,583	(4,680)
Derivative netting	(599)	599	(133)	133
Total, net(1)	$228,050	$(9,643)	$61,450	$(4,547)
_____________________
(1) As of June 30, 2026 and December 31, 2025, we had a cash collateral requirement related to these instruments of $9,352 and $3,364, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the notional amount of derivative contracts outstanding:

	June 30, 2026	December 31, 2025
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$25,958,950	$19,113,953
Home loan pipeline hedges	2,048,000	1,244,000
Interest rate swaps(1)	21,050	21,047
IRLCs(2)	695,525	532,172
Total	$28,723,525	$20,911,172
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

Note 12. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	June 30, 2026				December 31, 2025
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$569,556	$—	$—	$569,556	$75,356	$—	$—	$75,356
Agency mortgage-backed securities(1)	—	3,407,063	—	3,407,063	—	2,354,606	—	2,354,606
Corporate bonds(1)	—	93	—	93	—	185	—	185
Other(1)	—	823	—	823	—	833	—	833
Asset-backed bonds(2)	—	204,491	—	204,491	—	113,272	—	113,272
Residual investments(2)	—	—	43,626	43,626	—	—	31,355	31,355
Investment securities(3)	569,556	3,612,470	43,626	4,225,652	75,356	2,468,896	31,355	2,575,607
Loans at fair value(4)	—	403,647	46,198,365	46,602,012	—	204,133	36,199,228	36,403,361
Servicing rights	—	—	364,318	364,318	—	—	378,178	378,178
Third party warrants(5)(6)	—	—	540	540	—	—	540	540
Derivative assets(5)(7)(8)	—	228,649	—	228,649	—	61,583	—	61,583
IRLCs(5)(9)	—	—	11,077	11,077	—	—	9,971	9,971
Student loan commitments(5)(9)	—	—	23,549	23,549	—	—	28,779	28,779
Personal loan commitments(5)(9)	—	—	8,723	8,723	—	—	—	—
Total assets(11)	$569,556	$4,244,766	$46,650,198	$51,464,520	$75,356	$2,734,612	$36,648,051	$39,458,019
Liabilities
Debt(10)	$—	$48,111	$—	$48,111	$—	$54,107	$—	$54,107
Residual interests classified as debt	—	—	510	510	—	—	520	520
Derivative liabilities(5)(7)(8)	—	10,242	—	10,242	—	4,680	—	4,680
Total liabilities	$—	$58,353	$510	$58,863	$—	$58,787	$520	$59,307
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of June 30, 2026 and December 31, 2025, interest rate swaps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
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
(10)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of June 30, 2026 and December 31, 2025, the unpaid principal related to debt measured at fair value was $50,051 and $56,255, respectively. For the three and six months ended June 30, 2026, losses from changes in fair value were immaterial. For the three and six months ended June 30, 2025, gains (losses) from changes in fair value were immaterial. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three and six months ended June 30, 2026 and 2025.
(11)During the fourth quarter of 2025, the Company launched SoFi Crypto which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions, we maintain an incidental inventory of crypto assets for operational purposes. As of June 30, 2026 and December 31, 2025, the fair value of our crypto assets were immaterial. These assets are presented within other assets and categorized as Level 1 as of June 30, 2026 and December 31, 2025.

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

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	March 31, 2026	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2026
Assets
Personal loans	$23,682,421	$(247,108)	$3,560	$(13,599)	$7,629,592	$(3,558,039)	$8,463	$27,505,290	$(55,567)
Student loans	15,336,820	(79,786)	—	—	2,686,760	(1,039,179)	15,949	16,920,564	(45,260)
Home loans	1,322,979	18,678	—	—	476,589	(48,738)	3,003	1,772,511	19,374
Loans at fair value(1)	40,342,220	(308,216)	3,560	(13,599)	10,792,941	(4,645,956)	27,415	46,198,365	(81,453)
Servicing rights(2)	367,902	5,696	2,989	—	36,435	(48,704)	—	364,318	5,695
Residual investments(3)	37,617	757	7,499	(520)	—	(1,727)	—	43,626	624
IRLCs(4)	7,561	8,993	—	—	—	(5,477)	—	11,077	11,077
Student loan commitments(4)	19,270	16,766	—	—	—	(12,487)	—	23,549	23,549
Personal loan commitments(4)	9,034	5,030	—	—	—	(5,341)	—	8,723	8,723
Third party warrants(5)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(3)	(517)	(16)	—	—	—	23	—	(510)	(16)
Net impact on earnings		$(270,990)

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	January 1, 2026	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2026
Assets
Personal loans	$21,540,668	$(449,565)	$6,134	$(26,851)	$13,006,590	$(6,573,195)	$1,509	$27,505,290	$120,388
Student loans	13,657,578	(74,372)	86,875	—	5,300,468	(2,082,429)	32,444	16,920,564	13,329
Home loans	1,000,982	33,818	—	—	813,719	(78,910)	2,902	1,772,511	33,451
Loans at fair value(1)	36,199,228	(490,119)	93,009	(26,851)	19,120,777	(8,734,534)	36,855	46,198,365	167,168
Servicing rights(2)	378,178	3,816	5,044	—	70,883	(93,603)	—	364,318	4,218
Residual investments(3)	31,355	933	15,901	(520)	—	(4,043)	—	43,626	800
IRLCs(4)	9,971	7,402	—	—	—	(6,296)	—	11,077	11,077
Student loan commitments(4)	28,779	17,703	—	—	—	(22,933)	—	23,549	23,549
Personal loan commitments(4)	—	8,723	—	—	—	—	—	8,723	8,723
Third party warrants(5)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(3)	(520)	(43)	—	—	—	53	—	(510)	(43)
Net impact on earnings		$(451,585)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	March 31, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2025
Assets
Personal loans	$17,869,230	$(10,430)	$2,032	$(290,015)	$4,519,171	$(2,486,773)	$722	$19,603,937	$248,752
Student loans	9,571,457	100,161	698,901	—	993,326	(621,766)	(438)	10,741,641	125,767
Home loans	268,778	4,150	—	(266,469)	257,994	(5,092)	—	259,361	12,907
Loans at fair value(1)	27,709,465	93,881	700,933	(556,484)	5,770,491	(3,113,631)	284	30,604,939	387,426
Servicing rights(2)	389,780	(16,925)	3,573	(5,841)	40,323	(35,904)	—	375,006	(16,925)
Residual investments(3)	28,730	671	3,827	(313)	—	(1,685)	—	31,230	671
IRLCs(4)	8,074	10,054	—	—	—	(8,074)	—	10,054	10,054
Student loan commitments(4)	471	1,138	—	—	—	(471)	—	1,138	1,138
Third party warrants(5)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(3)	(579)	(12)	—	—	—	37	—	(554)	(12)
Net impact on earnings		$88,807

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	January 1, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	June 30, 2025
Assets
Personal loans	$17,532,396	$(83,855)	$4,930	$(1,485,419)	$8,496,841	$(4,859,930)	$(1,026)	$19,603,937	$391,223
Student loans	8,597,368	225,930	898,970	—	2,184,789	(1,167,012)	1,596	10,741,641	264,476
Home loans	85,568	13,430	—	(266,469)	433,225	(6,393)	—	259,361	14,440
Loans at fair value(1)	26,215,332	155,505	903,900	(1,751,888)	11,114,855	(6,033,335)	570	30,604,939	670,139
Servicing rights(2)	342,128	(15,851)	7,210	(7,781)	129,254	(79,954)	—	375,006	(15,851)
Residual investments(3)	25,394	1,335	8,082	(313)	—	(3,268)	—	31,230	1,335
IRLCs(4)	1,227	18,128	—	—	—	(9,301)	—	10,054	10,054
Student loan commitments(4)	6,042	1,609	—	—	—	(6,513)	—	1,138	1,138
Third party warrants(5)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(3)	(609)	(47)	—	—	—	102	—	(554)	(47)
Net impact on earnings		$160,679
_____________________
(1)For loans at fair value, purchases reflect consideration and relate to previously transferred loans. Purchase activity included elective repurchases of $604.8 million and $804.8 million during the three and six months ended June 30, 2025, respectively. There were no elective repurchases during the three and six months ended June 30, 2026. Purchase activity also included securitization clean-up calls of $86.7 million during the six months ended June 30, 2026 and $94.1 million during each of the three and six months ended June 30, 2025. There were no securitization clean-up calls during the three months ended June 30, 2026. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Sales reflect consideration received on loans sold during the period. Issuances represent the unpaid principal balance of loans originated. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with loan commitments funded during the period, capitalized interest, whole loan strategic repurchases, clean up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, securitizations and servicing, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income.
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
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains included in earnings attributable to changes in instrument-specific credit risk were $27,813 and $16,190 during the three and six months ended June 30, 2026, respectively, and $62,784 and $113,753 during the three and six months ended June 30, 2025, respectively. The gains attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	June 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	15.4% – 32.1%	25.8%	18.3% – 30.7%	26.9%
Annual default rate	4.0% – 18.3%	4.8%	3.7% – 37.9%	4.5%
Discount rate	4.9% – 6.9%	5.0%	4.4% – 6.6%	4.5%
Student loans
Conditional prepayment rate	9.3% – 12.8%	11.0%	9.6% – 12.9%	11.2%
Annual default rate	0.4% – 6.8%	0.7%	0.4% – 6.4%	0.7%
Discount rate	4.1% – 8.2%	4.3%	3.7% – 8.2%	3.9%
Home loans
Conditional prepayment rate	8.2% – 14.9%	14.9%	6.2% – 20.7%	13.6%
Annual default rate	0.5% – 1.0%	0.5%	0.1% – 7.4%	0.6%
Discount rate	6.0% – 6.1%	6.0%	4.9% – 8.5%	5.9%
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	June 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.2% – 1.4%	0.3%	0.1% – 1.1%	0.3%
Conditional prepayment rate	15.6% – 37.6%	24.9%	15.0% – 39.4%	24.3%
Annual default rate	1.0% – 17.5%	4.8%	1.0% – 18.0%	5.0%
Discount rate	8.5% – 19.3%	10.5%	8.5% – 19.0%	10.1%
Student loans
Market servicing costs	0.1% – 0.4%	0.2%	0.1% – 0.3%	0.2%
Conditional prepayment rate	9.7% – 15.4%	13.1%	6.4% – 15.1%	12.5%
Annual default rate	0.3% – 3.7%	1.0%	0.3% – 3.7%	0.9%
Discount rate	8.5% – 8.5%	8.5%	8.5% – 8.5%	8.5%
Home loans
Market servicing costs	0.7% – 0.9%	0.7%	0.1% – 0.2%	0.1%
Conditional prepayment rate	4.4% – 14.5%	9.0%	4.7% – 21.5%	8.7%
Annual default rate	0.1% – 0.4%	0.1%	0.0% – 0.1%	0.0%
Discount rate	9.0% – 12.8%	9.1%	9.3% – 10.0%	9.3%
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
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	June 30, 2026	December 31, 2025
Market servicing costs
2.5 basis points increase	$(11,469)	$(8,825)
5.0 basis points increase	(20,184)	(17,675)
Conditional prepayment rate
10% increase	$(11,103)	$(11,650)
20% increase	(21,567)	(22,653)
Annual default rate
10% increase	$(995)	$(1,015)
20% increase	(1,982)	(2,020)
Discount rate
100 basis points increase	$(6,805)	$(6,646)
200 basis points increase	(13,202)	(12,925)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	June 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	11.3% – 36.7%	20.9%	11.9% – 36.5%	21.2%
Annual default rate	0.7% – 9.1%	3.8%	0.7% – 8.6%	3.5%
Discount rate	5.3% – 30.0%	13.2%	5.1% – 30.0%	11.9%
Residual interests classified as debt
Conditional prepayment rate	11.7% – 11.7%	11.7%	12.0% – 12.0%	12.0%
Annual default rate	1.0% – 1.0%	1.0%	1.1% – 1.1%	1.1%
Discount rate	9.5% – 9.5%	9.5%	9.5% – 9.5%	9.5%
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

	June 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	64.4% – 78.0%	71.5%	58.6% – 75.6%	69.7%
Student loan commitments
Loan funding probability(1)	89.0% – 99.0%	93.9%	89.0% – 99.0%	94.5%
Personal loan commitments
Loan funding probability(1)	97.2% – 99.4%	97.8%	n/m	n/m
___________________
(1)The aggregate amount of student loans we committed to fund was $592,540 and $437,470 as of June 30, 2026 and December 31, 2025, respectively. The aggregate amount of personal loans we committed to fund was $87,803 as of June 30, 2026. As of December 31, 2025, we had no personal loan commitments. See Note 11. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets
Cash and cash equivalents(1)	$3,126,237	$3,126,237	$—	$—	$3,126,237
Restricted cash and restricted cash equivalents(1)	439,322	439,322	—	—	439,322
Loans(2)	1,331,370	—	—	1,346,645	1,346,645
Other investments(3)	149,668	—	149,668	—	149,668
Total assets	$5,046,597	$3,565,559	$149,668	$1,346,645	$5,061,872
Liabilities
Deposits(4)	$45,543,160	$—	$45,545,291	$—	$45,545,291
Debt(5)	3,252,433	2,183,446	1,974,307	—	4,157,753
Stablecoin liability outstanding(6)	52,484	—	52,484	—	52,484
Total liabilities	$48,848,077	$2,183,446	$47,572,082	$—	$49,755,528
December 31, 2025
Assets
Cash and cash equivalents(1)	$4,929,452	$4,929,452	$—	$—	$4,929,452
Restricted cash and restricted cash equivalents(1)	427,321	427,321	—	—	427,321
Loans(2)	1,633,702	—	—	1,670,391	1,670,391
Other investments(3)	146,204	—	146,204	—	146,204
Total assets	$7,136,679	$5,356,773	$146,204	$1,670,391	$7,173,368
Liabilities
Deposits(4)	$37,505,395	$—	$37,506,689	$—	$37,506,689
Debt(5)	1,761,055	2,997,347	486,000	—	3,483,347
Total liabilities	$39,266,450	$2,997,347	$37,992,689	$—	$40,990,036
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
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The estimated fair value of our 2026 convertible notes was $440.7 million and $554.1 million as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value of our 2029 convertible notes was $1.7 billion and $2.4 billion as of June 30, 2026 and December 31, 2025, respectively. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
(6)The carrying amount of our stablecoin liability approximates its fair value due to its on-demand nature and 1:1 backing of USD. Stablecoin is presented within Accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. The related reserve assets backing the stablecoin liability are presented within Cash and cash equivalents on our condensed consolidated balance sheets.
Nonrecurring Fair Value Measurements
Investments in equity securities of $54,024 and $51,083 as of June 30, 2026 and December 31, 2025, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs in the fair

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
value measurements. The balances were primarily composed of a $27,500 investment as well as a $20,000 investment as of June 30, 2026 and December 31, 2025, that are valued under the measurement alternative method.

Note 13. Share-Based Compensation

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
Compensation and Benefits
Share-based compensation expense related to stock options, RSUs, PSUs and the ESPP is presented within the following line items in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology and product development	$25,764	$21,977	$53,744	$45,884
Sales and marketing	5,540	5,296	10,701	10,648
Cost of operations	5,502	3,343	9,477	6,768
General and administrative	40,059	32,640	74,955	63,712
Total	$76,865	$63,256	$148,877	$127,012
Total compensation and benefits, inclusive of share-based compensation expense, was $343,353 and $673,080 for the three and six months ended June 30, 2026, respectively, and $269,799 and $538,405 for the three and six months ended June 30, 2025, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2026	13,748,914	$7.95	2.2
Exercised	(374,725)	6.93
Outstanding as of June 30, 2026	13,374,189	$7.98	1.7
Exercisable as of June 30, 2026	13,374,189	$7.98	1.7
As of June 30, 2026, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	45,221,279	$11.57
Granted	17,710,762	18.01
Vested(1)	(15,117,902)	10.69
Forfeited	(2,343,332)	11.56
Outstanding as of June 30, 2026	45,470,807	$14.37
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the six months ended June 30, 2026 was $161.7 million.
As of June 30, 2026, there was $612.3 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.3 years.
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	10,343,841	$11.50
Granted	2,093,352	20.76
Forfeited	(7,918,836)	9.33
Outstanding as of June 30, 2026	4,518,357	$16.13
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
As of June 30, 2026, there was $78.2 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.2 years.
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
The table below presents the fair value assumptions used for the period indicated:

	Six Months Ended June 30,
Input	2026	2025
Risk-free interest rate	3.8%	4.3%
Expected term (in years)	0.5	0.5
Expected volatility	57.4%	61.9%
Fair value of common stock	$23.23	$14.70
Dividend yield	—%	—%
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of June 30, 2026, there was $4.5 million of unrecognized compensation cost related to the ESPP, to be recognized over the remainder of the six-month offering period ending in December 2026.

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
For the three and six months ended June 30, 2026, we recorded income tax expense of $47,717 and $80,538, respectively. For the three and six months ended June 30, 2025, we recorded income tax expense of $14,929 and $23,595, respectively. The income tax expense recognized in both periods was primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. For the three and six months ended June 30, 2026, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits from stock compensation.
There were no material changes to our unrecognized tax benefits during the six months ended June 30, 2026.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the six months ended June 30, 2026, we continue to maintain a valuation allowance in certain jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

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
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $11,291 and $21,259 during the three and six months ended June 30, 2026, respectively, and $8,045 and $16,165 during the three and six months ended June 30, 2025, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.
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
Smith v. SoFi Securities LLC and SoFi Technologies, Inc. In June 2026, SoFi Securities LLC and SoFi Technologies, Inc. were served with a complaint filed in the United States District Court for the Northern District of California by a SoFi Securities, LLC customer. The plaintiff is seeking class certification and alleges in his amended complaint that defendants breached their contractual obligations and violated the implied covenant of good faith and fair dealing by paying negligible or no interest to SoFi Securities, LLC customers who participated in Apex Clearing Corporation’s bank deposit sweep program. Plaintiffs seek unspecified damages. At this point, we are unable to estimate the possible loss arising from this matter. We intend to vigorously defend ourselves against the allegations in the complaint.
SoFi and its subsidiaries, including SoFi Bank, also are or may be subject to potential liability under other contingent exposures, including self-insurance and other miscellaneous contingencies.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees, which are disclosed in our Annual Report on Form 10-K.
As of June 30, 2026 and December 31, 2025, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $18.3 million and $18.4 million, respectively, related to our estimated repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income or within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business. As of June 30, 2026 and December 31, 2025, the amounts associated

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $16.2 billion and $15.7 billion, respectively.
As of June 30, 2026 and December 31, 2025, we had a total of $4.1 million and $4.7 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $0.7 million and $1.3 million of our cash as of June 30, 2026 and December 31, 2025, respectively, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, we had a total of $46.7 million and $46.7 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of June 30, 2026, we funded $8.2 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $21.8 million of the total $30.0 million commitment outstanding.
Mortgage Banking Regulatory Mandates
We are subject to certain state-imposed minimum net worth requirements for the states in which we are engaged in the business of a residential mortgage lender. Noncompliance with these requirements on an annual basis could result in potential fines or penalties imposed by the applicable state. Future events or changes in mandates may affect our ability to meet mortgage banking regulatory requirements. As of June 30, 2026 and December 31, 2025, we were in compliance with all minimum net worth requirements; therefore, we have not accrued any liabilities related to fines or penalties.
Digital Assets Under Custody
As part of the SoFi Crypto business, we are obligated to securely store all digital assets that are held in custodial products on behalf of customers. As such, we may be liable to our users for losses arising from our failure to secure these assets from theft or loss. We have not incurred any losses related to such obligations and therefore have not accrued any liabilities as of June 30, 2026. These assets are not recorded in the condensed consolidated balance sheets. Since the risk of loss is remote, we did not record a contingent liability at June 30, 2026. We have no reason to believe we will incur any expense associated with such potential liability because (i) we account for and continually verify the amount of crypto assets within our control and (ii) we have established security around custodial product private keys to minimize the risk of theft or loss.

Note 16. Earnings Per Share

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share amounts)(1)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders – basic	$156,592	$97,263	$323,323	$168,379
Plus: Dilutive effect of convertible notes, net(2)	53	351	397	690
Net income attributable to common stockholders – diluted(2)	$156,645	$97,614	$323,720	$169,069
Denominator:
Weighted average common stock outstanding – basic	1,284,303	1,107,006	1,280,338	1,102,525
Convertible notes(3)	43,290	44,953	56,320	47,731
Unvested RSUs	15,423	24,899	18,997	27,571
Common stock options	7,088	5,941	7,762	6,330
Unvested PSUs	1,796	—	1,507	—
ESPP	90	78	45	39
Underwritten public offering options(4)	—	—	9	—
Weighted average common stock outstanding – diluted	1,351,990	1,182,877	1,364,978	1,184,197
Earnings per share – basic	$0.12	$0.09	$0.25	$0.15
Earnings per share – diluted	$0.12	$0.08	$0.24	$0.14
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
(4)For the six months ended June 30, 2026, reflects weighted average options outstanding related to a 30-day option to purchase additional shares pursuant to our December 2025 underwritten public offering. The Company completed the issuance and sale of common stock pursuant to the option in January 2026. See Note 10. Equity for additional information.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2026	2025	2026	2025
Unvested RSUs(1)	16,485	4,157	11,843	3,612
Unvested PSUs(1)	7,134	15,420	8,620	15,420
ESPP	241	284	855	651
Contingent common stock(2)	—	46	—	46
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

Note 17. Business Segment Information

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Three Months Ended June 30, 2026	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$573,298	$1,022	$249,052	$823,372	$(35,177)	$788,195
Noninterest income (loss)(2)	151,500	83,483	217,226	452,209	(21,728)	430,481
Total net revenue (loss)	$724,798	$84,505	$466,278	$1,275,581	$(56,905)	$1,218,676
Provision for credit losses	—	—	(13,756)	(13,756)
Servicing rights – change in valuation inputs or assumptions(3)	(13,142)	—	—	(13,142)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	16	—	—	16
Directly attributable expenses(5):
Compensation and benefits	(58,486)	(51,804)	(59,966)
Direct advertising	(119,825)	—	(3,659)
Lead generation	(89,006)	—	(55,372)
Loan origination and servicing costs	(29,387)	—	—
Product fulfillment	—	(2,423)	(30,781)
Tools and subscriptions	—	(8,209)	—
Member incentives	—	—	(31,357)
Professional services	(5,463)	(4,515)	(8,209)
Intercompany technology platform expenses	(654)	—	(15,088)
Other	(9,818)	(5,782)	(35,414)
Directly attributable expenses	(312,639)	(72,733)	(239,846)	(625,218)
Contribution profit	$399,033	$11,772	$212,676	$623,481

Three Months Ended June 30, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$372,675	$266	$193,322	$566,263	$(48,426)	$517,837
Noninterest income (loss)(2)	70,837	109,567	169,211	349,615	(12,508)	337,107
Total net revenue (loss)	$443,512	$109,833	$362,533	$915,878	$(60,934)	$854,944
Provision for credit losses	—	—	(10,031)	(10,031)
Servicing rights – change in valuation inputs or assumptions(3)	3,274	—	—	3,274
Residual interests classified as debt – change in valuation inputs or assumptions(4)	12	—	—	12
Directly attributable expenses(5):
Compensation and benefits	(42,749)	(44,168)	(38,143)
Direct advertising	(79,313)	—	(8,423)
Lead generation	(49,558)	—	(33,180)
Loan origination and servicing costs	(19,634)	—	—
Product fulfillment	—	(15,250)	(19,036)
Tools and subscriptions	—	(10,688)	—
Member incentives	—	—	(18,003)
Professional services	(3,505)	(3,906)	(6,475)
Intercompany technology platform expenses	(477)	—	(13,320)
Other	(6,852)	(2,626)	(27,690)
Directly attributable expenses	(202,088)	(76,638)	(164,270)	(442,996)
Contribution profit	$244,710	$33,195	$188,232	$466,137

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Six Months Ended June 30, 2026	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$1,073,529	$1,377	$476,792	$1,551,698	$(70,515)	$1,481,183
Noninterest income (loss)(2)	293,689	158,214	418,029	869,932	(32,071)	837,861
Total net revenue (loss)	$1,367,218	$159,591	$894,821	$2,421,630	$(102,586)	$2,319,044
Provision for credit losses	—	—	(22,646)	(22,646)
Servicing rights – change in valuation inputs or assumptions(3)	(26,305)	—	—	(26,305)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	43	—	—	43
Directly attributable expenses(5):
Compensation and benefits	(110,735)	(97,894)	(117,391)
Direct advertising	(216,730)	—	(15,653)
Lead generation	(148,150)	—	(106,996)
Loan origination and servicing costs	(54,083)	—	—
Product fulfillment	—	(4,950)	(57,378)
Tools and subscriptions	—	(15,200)	—
Member incentives	—	—	(55,991)
Professional services	(9,324)	(8,826)	(17,858)
Intercompany technology platform expenses	(1,266)	—	(27,815)
Other	(19,249)	(8,950)	(64,833)
Directly attributable expenses	(559,537)	(135,820)	(463,915)	(1,159,272)
Contribution profit	$781,419	$23,771	$408,260	$1,213,450

Six Months Ended June 30, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$733,296	$679	$366,521	$1,100,496	$(83,933)	$1,016,563
Noninterest income (loss)(2)	123,589	212,581	299,131	635,301	(25,161)	610,140
Total net revenue (loss)	$856,885	$213,260	$665,652	$1,735,797	$(109,094)	$1,626,703
Provision for credit losses	—	—	(15,670)	(15,670)
Servicing rights – change in valuation inputs or assumptions(3)	2,200	—	—	2,200
Residual interests classified as debt – change in valuation inputs or assumptions(4)	47	—	—	47
Directly attributable expenses(5):
Compensation and benefits	(78,638)	(88,654)	(80,622)
Direct advertising	(147,082)	—	(14,099)
Lead generation	(89,803)	—	(64,848)
Loan origination and servicing costs	(38,355)	—	—
Product fulfillment	—	(29,212)	(37,737)
Tools and subscriptions	—	(17,578)	—
Member incentives	—	—	(34,086)
Professional services	(5,740)	(6,576)	(13,732)
Intercompany technology platform expenses	(966)	—	(24,341)
Other	(14,903)	(7,132)	(43,953)
Directly attributable expenses	(375,487)	(149,152)	(313,418)	(838,057)
Contribution profit	$483,645	$64,108	$336,564	$884,317
____________________
(1)Within the Technology Platform segment, intercompany fees were $27,805 and $52,542 for the three and six months ended June 30, 2026, respectively, and $18,182 and $34,377 for the three and six months ended June 30, 2025, respectively. This revenue is generally based on transactions made at market-based rates. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reportable segments total contribution profit	$623,481	$466,137	$1,213,450	$884,317
Corporate/Other total net revenue (loss)	(56,905)	(60,934)	(102,586)	(109,094)
Intercompany expenses	27,805	18,182	52,542	34,377
Servicing rights – change in valuation inputs or assumptions	13,142	(3,274)	26,305	(2,200)
Residual interests classified as debt – change in valuation inputs or assumptions	(16)	(12)	(43)	(47)
Not allocated to segments:
Share-based compensation expense	(76,865)	(63,256)	(148,877)	(127,012)
Employee-related costs(1)	(103,064)	(86,586)	(211,519)	(174,783)
Depreciation and amortization expense	(73,106)	(56,743)	(140,684)	(112,026)
Other corporate and unallocated(2)	(150,163)	(101,322)	(284,727)	(201,558)
Income before income taxes	$204,309	$112,192	$403,861	$191,974
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
Goodwill
As of June 30, 2026 and December 31, 2025, goodwill was $1,425,015 and $1,393,505. respectively. As of June 30, 2026, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,364,452 and $42,875, respectively. As of December 31, 2025, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of June 30, 2026.

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
In order to help achieve our mission, we are a member-centric, everything app for digital financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients” as defined under “Key Business Metrics”. We offer personal loans, student loans, home loans and related servicing and offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Crypto, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services that we offer through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. Our Technology Platform supports innovation for a broad range of enterprises, with offerings that give clients the ability to create, launch and run financial products. In addition, SoFi Plus is our premium financial membership product that provides benefits that span our offerings and brings together all we have to offer. At the start of the second quarter, we relaunched SoFi Plus with significantly enhanced benefits in our other products, including Money at 4.5% interest and Invest with a 1% match on all deposits, while fully transitioning the product to a paid subscription model.
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
Our three reportable segments and their primary product and service offerings as of June 30, 2026 were as follows:
_________________
(1)Loan Platform Business includes activity related to (i) certain loans which we originate on behalf of third-party partners, (ii) referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, (iii) certain loans associated with our Lantern financial services marketplace platform, (iv) servicing rights assumed from third parties, and (v) beginning in the second quarter of 2026, SoFi branded small business loans. Refer to “Our Reportable Segments—Financial Services Segment” and “Our Reportable Segments—Lending Segment” for more information.

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
Home Loans. We originate agency, non-agency, and certain government loan products (including FHA and VA loans) to members who are purchasing a home, refinancing an existing mortgage, or obtaining a home equity loan. Across our home loan products, we provide competitive rates, flexible down payment options as low as 3% (or 0% for VA loans), a close-on-time guarantee, and educational tools and calculators to support members throughout the borrowing process. When a member’s credit profile or other risk attributes do not align with our underwriting guidelines or risk appetite, we may broker home equity loans and home equity lines of credit to a third-party wholesale lender to help meet the member’s financing needs. During the second quarter of 2026, we launched the SoFi HELOC, a solution for members that want the flexibility to utilize the equity in their primary residence for debt consolidation, emergencies, or any other purpose, with competitive rates, expansive underwriting guidelines, and a fast close. We originate loans in accordance with applicable loan limits and program requirements, including Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) conforming limits and FHA and VA program limits, with FHA and VA loan amounts capped at $1,500,000. We also offer jumbo loans with loan amounts up to $3,000,000 and fixed-rate home equity loans up to $750,000. Our fixed-rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We also offer adjustable-rate mortgage products for conforming and jumbo loans, with an initial fixed-rate period of 5, 7 or 10 years, followed by rate adjustments every six months for the remaining term. For FHA and VA loans, we offer adjustable-rate products with a fixed rate for five years followed by rate adjustments every year for the remainder of the term. We regularly update the annual percentage rates offered on our home loans.
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
Technology Platform Segment
We provide technology platform services through a diversified suite of offerings which include an event and authorization platform accessed via application programming interfaces, a cloud-native digital and core banking platform and services related to both platforms. Our customers and partners include financial institutions, government entities and non-financial institutions primarily in North America and Latin America. We earn technology product and solutions fee-based revenue through the use of the platforms, either as a stand ready obligation, or from overall license and maintenance fee service arrangements related to those respective platforms. We also offer additional add-on technology solutions to support our clients and drive engagement, such as a conversational AI engine for customers of banks and financial institutions, and a real-time payment risk platform which employs AI and machine learning technology to enhance payment fraud mitigation strategies for financial customers. We continue to leverage investments made to integrate our services and offerings to position the Technology Platform segment for diversified durable growth. Our acquisition of Peach, a cloud-native, API-first loan management and servicing platform, in the second quarter of 2026, is intended to further expand our enterprise technology capabilities.
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

SoFi Technologies, Inc.

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
SoFi Invest
A mobile-first investment platform offering members access to trading and advisory solutions, such as active investing and robo-advisory. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform. Our active investing service enables members to buy and sell stocks and ETFs, as well as alternative investment funds, mutual funds and money market funds, to engage in options trading, to participate in IPOs, to buy and sell fractional shares, to engage in margin investing and to access a retirement investment account. Our robo-advisory service offers a variety of managed portfolios comprising ETFs and mutual funds that are built and managed by our investment committee with support from an asset management partner. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience. Our acquisition of Composer, an AI- powered investing platform, in the second quarter of 2026 is intended to advance our strategy of making advanced investing tools more accessible for our members.
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
In December 2025, we also launched SoFiUSD, our proprietary stablecoin issued on a public, permissionless blockchain, which represented an additional step in expanding our digital asset capabilities. SoFiUSD is intended to support faster, lower-cost and more efficient movement of funds across payment ecosystems. During the first quarter of 2026, we began minting SoFiUSD and started working with Mastercard to support future settlement capabilities across its global payments network. In the second quarter of 2026, we launched SoFiUSD for members, and entered into agreements with third parties to support the distribution of SoFiUSD. These initiatives are intended to enhance interoperability between digital assets and fiat currencies and, over time, facilitate more continuous transaction settlement capabilities.
Loan Platform Business
We provide lending related services to a broader set of members through our platform of enterprise partners. Revenue from the Loan Platform Business is fee-based. This includes (i) activity through which third-party partners leverage our end-to-end origination and servicing platform to acquire loans within their credit specifications on a fee per loan basis, (ii) referred loans originated by a third-party partner to which we provide pre-qualified borrower referrals, (iii) activity related to certain loans associated with our Lantern financial services marketplace platform, and (iv) beginning in the second quarter of 2026, small business loans. In addition, we offer loan servicing support through our lending business. See “Lending Segment” for more information.
Additional financial services solutions offered within our platform include:
•SoFi Credit Card: We offer credit card products designed to help eligible members spend better, with benefits and features that fit our members’ everyday spending, borrowing and lifestyle needs, including flexible options to redeem cash back rewards through statement credit or other SoFi products.
•SoFi Relay: A personal finance management product that allows members to track all of their financial accounts in one place and gain meaningful insights into their financial health and habits to help them improve their financial standing, such as credit score monitoring and spending behaviors. This foundation of comprehensive financial data also powers SoFi Coach, an interactive experience that delivers personalized guidance to help members track, budget, and invest across their entire financial ecosystem. Together, these products provide us with unified intelligence about our

SoFi Technologies, Inc.

members that offers information about what SoFi products and features may help our members best achieve their financial goals, allowing us to further personalize the SoFi experience for our members.
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
•SoFi Plus: A premium membership product through which we provide expanded benefits across the SoFi ecosystem to help our members maximize their money, including our highest APY on checking and savings, discounted loan rates, and additional cash back rewards for members. At the start of the second quarter, we relaunched SoFi Plus with significantly enhanced benefits in our products, while fully transitioning the product to a paid subscription model.
•SoFi Smart Card: Our recently launched secured charge card product, linked directly to a member’s SoFi Checking and Savings account, that offers better choice and control over spending, attractive rewards, a way to build credit history, and high interest on savings balances.
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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes components for a fixed price per loan and recognition of servicing assets. These fees accounted for 56% of our total Financial Services noninterest income for the six months ended June 30, 2026.
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 12% of our total Financial Services noninterest income for the six months ended June 30, 2026.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 18% of our total Financial Services noninterest income for the six months ended June 30, 2026.

SoFi Technologies, Inc.

•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 8% of our total Financial Services noninterest income for the six months ended June 30, 2026.

Business Highlights

SoFi is a financial services company that leverages technology to serve people and enterprises. SoFi's continuous investments in innovation and brand building delivered the strongest financial performance in company history, fueling significant member and product growth and paving the way for future growth. Key financial achievements for the three and six months ended June 30, 2026, include total net revenue of $1.2 billion and $2.3 billion, respectively, both up 43%, compared to the same periods of 2025. For the three and six months ended June 30, 2026, net interest income increased 52% and 46%, respectively, compared to the same periods of 2025, as we increased loan originations for our balance sheet. Total fee-based revenue for the three and six months ended June 30, 2026 reached $472.3 million and $859.1 million, respectively, compared to $377.5 million and $692.9 million in the same 2025 periods, driven by loan originations, interchange and brokerage fee revenue, as well as continued strong Loan Platform Business performance. Diluted EPS for the three and six months ended June 30, 2026 was $0.12 and $0.24, respectively, compared $0.08 and $0.14 in the same 2025 periods.
The following tables set forth selected financial data:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands, except per share amounts)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$788,195	$517,837	$270,358	52%	$1,481,183	$1,016,563	$464,620	46%
Total noninterest income	430,481	337,107	93,374	28%	837,861	610,140	227,721	37%
Total net revenue	1,218,676	854,944	363,732	43%	2,319,044	1,626,703	692,341	43%
Provision for credit losses	13,755	10,035	3,720	37%	22,650	15,713	6,937	44%
Total noninterest expense	1,000,612	732,717	267,895	37%	1,892,533	1,419,016	473,517	33%

Net income	$156,592	$97,263	$59,329	61%	$323,323	$168,379	$154,944	92%
Earnings per share – diluted	$0.12	$0.08	$0.04	50%	$0.24	$0.14	$0.10	71%
Net interest margin	5.98%	5.86%			5.94%	5.94%

($ in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Loans held for sale	$29,737,289	$22,862,749	$6,874,540	30%
Loans held for investment, at fair value	16,920,564	13,657,578	3,262,986	24%
Loans held for investment, at amortized cost	1,275,529	1,516,736	(241,207)	(16)%
Total deposits	45,543,160	37,505,395	8,037,765	21%

Total risk-based capital ratio, SoFi Technologies	18.8%	22.9%
Total risk-based capital ratio, SoFi Bank	15.3%	16.6%
Continued growth in both total members and products, along with improving operating efficiency, reflects the benefits of our broad product suite and Financial Services Productivity Loop strategy. Total members reached over 15.8 million as of June 30, 2026, a 35% increase from the prior year period, while total products reached nearly 24.4 million as of June 30, 2026, a 42% year-over-year increase.

SoFi Technologies, Inc.

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Lending
Total net revenue	$724,798	$443,512	281,286	63%	$1,367,218	$856,885	510,333	60%
Contribution profit	399,033	244,710	154,323	63%	781,419	483,645	297,774	62%
Technology Platform
Total net revenue	84,505	109,833	(25,328)	(23)%	159,591	213,260	(53,669)	(25)%
Contribution profit	11,772	33,195	(21,423)	(65)%	23,771	64,108	(40,337)	(63)%
Financial Services
Total net revenue	466,278	362,533	103,745	29%	894,821	665,652	229,169	34%
Contribution profit	212,676	188,232	24,444	13%	408,260	336,564	71,696	21%
Lending segment contribution profit was $399.0 million and $781.4 million for the three and six months ended June 30, 2026, respectively, at a segment contribution margin of 55% and 57%. This represents a slight improvement compared to the respective 2025 periods, which had a segment contribution margin of 55% and 56%, respectively. Lending segment performance was driven by growth in net interest income and loan origination fees driven by an increase in loan originations for our balance sheet.
Origination volume for our Lending products increased 69% for both the three and six months ended June 30, 2026, as a result of continued strong member demand for personal loans, student loans and home loans as well as strong demand from capital markets partners. Overall, we sold or transferred through our Loan Platform Business, more than $4.1 billion and $7.9 billion in personal loans and home loans during the three and six months ended June 30, 2026, respectively. Continued strong demand from our diverse Loan Platform Business partners has allowed us to meet incremental personal loan demand from our members.
Technology Platform segment contribution profit of $11.8 million and $23.8 million for the three and six months ended June 30, 2026, respectively, decreased 65% and 63% over the respective 2025 periods, and total net revenue of $84.5 million and $159.6 million for the three and six months ended June 30, 2026, respectively, decreased 23% and 25% over the respective 2025 periods. Technology Platform total enabled client accounts were 135 million, down from 160 million in the prior year period. These results reflected the exit of a large client that fully transitioned off our platform prior to December 31, 2025.
Within our Financial Services segment, contribution profit of $212.7 million and $408.3 million for the three and six months ended June 30, 2026, respectively, increased 13% and 21% compared to the respective 2025 periods. Total net revenue of $466.3 million and $894.8 million for the three and six months ended June 30, 2026, respectively, increased 29% and 34% over the respective 2025 periods. For the second quarter of 2026, net interest income increased 29% year-over-year, to $249.1 million, primarily driven by growth in consumer deposits. In the second quarter of 2026, we generated $140.9 million in loan platform fees, driven by $3.1 billion of personal loans originated on behalf of third parties, as well as referrals. Additionally, our Loan Platform Business generated $2.4 million in servicing cash flow which is recorded in our Lending segment. In total, our Loan Platform Business added $143.3 million to our consolidated adjusted net revenue across these two segments. We also continued to see healthy growth in interchange fee revenue in the second quarter of 2026, up 55% year-over-year, driven by increased spend across Money and Credit Card. Brokerage fee revenue also continues to see strong growth, increasing 140% year-over-year. These results reflect our successful and ongoing efforts to increase fee-based revenue.
We achieved continued strong growth in member deposits and strong deposit contribution from direct deposit members, ending the period with $45.5 billion of total deposits as of June 30, 2026, allowing us to maintain access to diversified sources of funding. Total deposit funds grew nearly $5.3 billion during the quarter. We continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing the benefits of our offering to our members.
The strength of our results underscores our belief that our suite of differentiated products and services provides the foundation for a diversified business that can endure through market cycles and economic disruptions. For instance, our access to multiple channels of funding, including deposit and loan warehouse funding, provides increased optionality in sourcing liquidity through different environments and periods of capital markets volatility, as well as increases our flexibility to capture additional net interest margin and optimize returns. This typically provides more stable earnings in any macroeconomic environment, but is particularly important during times of macroeconomic volatility.

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

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Total net revenue (GAAP)	$1,218,676	$854,944	$2,319,044	$1,626,703
Servicing rights – change in valuation inputs or assumptions(1)	(13,142)	3,274	(26,305)	2,200
Residual interests classified as debt – change in valuation inputs or assumptions(2)	16	12	43	47
Adjusted net revenue (non-GAAP)	$1,205,550	$858,230	$2,292,782	$1,628,950
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

SoFi Technologies, Inc.

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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Total net revenue (GAAP)	$1,218,676	$1,100,368	$1,025,051	$961,600	$854,944
Servicing rights – change in valuation inputs or assumptions(1)	(13,142)	(13,163)	(12,224)	(11,989)	3,274
Residual interests classified as debt – change in valuation inputs or assumptions(2)	16	27	8	15	12
Adjusted net revenue (non-GAAP)	$1,205,550	$1,087,232	$1,012,835	$949,626	$858,230
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.
The following table reconciles adjusted net revenue for the Lending segment to total net revenue for the Lending segment, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Total net revenue – Lending (GAAP)	$724,798	$443,512	$1,367,218	$856,885
Servicing rights – change in valuation inputs or assumptions(1)	(13,142)	3,274	(26,305)	2,200
Residual interests classified as debt – change in valuation inputs or assumptions(2)	16	12	43	47
Adjusted net revenue – Lending (non-GAAP)	$711,672	$446,798	$1,340,956	$859,132
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

SoFi Technologies, Inc.

The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Three Months Ended June 30,		2026 vs 2025	Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Lending
Contribution profit – Lending (GAAP)	$399,033	$244,710	$154,323	$781,419	$483,645	$297,774
Net revenue – Lending (GAAP)	724,798	443,512	281,286	1,367,218	856,885	510,333
Contribution margin – Lending (GAAP)(1)	55%	55%		57%	56%
Incremental contribution margin – Lending (GAAP)(1)	55%			58%

Adjusted net revenue – Lending (non-GAAP)(2)	$711,672	$446,798	$264,874	$1,340,956	$859,132	$481,824
Adjusted contribution margin – Lending (non-GAAP)	56%	55%		58%	56%
Incremental adjusted contribution margin – Lending (non-GAAP)	58%			62%
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

SoFi Technologies, Inc.

Net Income and Adjusted EBITDA
In Thousands
The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Three Months Ended June 30,		2026 vs 2025	Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net income (GAAP)	$156,592	$97,263	$59,329	$323,323	$168,379	$154,944
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	10,675	11,504	(829)	21,326	22,932	(1,606)
Income tax expense(2)	47,717	14,929	32,788	80,538	23,595	56,943
Depreciation and amortization	73,106	56,743	16,363	140,684	112,026	28,658
Share-based expense	76,865	63,256	13,609	148,877	127,012	21,865
Foreign currency impact of highly inflationary subsidiaries(3)	926	2,066	(1,140)	1,337	2,342	(1,005)
Servicing rights – change in valuation inputs or assumptions(4)	(13,142)	3,274	(16,416)	(26,305)	2,200	(28,505)
Residual interests classified as debt – change in valuation inputs or assumptions(5)	16	12	4	43	47	(4)
Restructuring charges(6)	682	36	646	2,642	887	1,755
Transaction-related expense(7)	4,384	—	4,384	5,257	—	5,257
Total adjustments	201,229	151,820	49,409	374,399	291,041	83,358
Adjusted EBITDA (non-GAAP)	$357,821	$249,083	$108,738	$697,722	$459,420	$238,302

Total net revenue (GAAP)	$1,218,676	$854,944	$363,732	$2,319,044	$1,626,703	$692,341
Net income margin (GAAP)	13%	11%		14%	10%
Incremental net income margin (GAAP)	16%			22%

Adjusted net revenue (non-GAAP)(8)	$1,205,550	$858,230	$347,320	$2,292,782	$1,628,950	$663,832
Adjusted EBITDA margin (non-GAAP)	30%	29%		30%	28%
Incremental adjusted EBITDA margin (non-GAAP)	31%			36%
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
(6)Restructuring charges in the 2026 periods included employee-related wages, benefits and severance associated with a small reduction in headcount in our Technology Platform segment, which do not reflect expected future operating expenses and are not indicative of our core operating performance. Restructuring charges in 2025 relate to legal entity restructuring.
(7)Transaction-related expenses in 2026 periods primarily included financial advisory and professional services costs associated with our acquisitions of Composer and Peach.
(8)Refer to ‘Adjusted Net Revenue’ above for reconciliation of this non-GAAP measure.
The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Net income (GAAP)	$156,592	$166,731	$173,549	$139,392	$97,263
Non-GAAP adjustments:
Interest expense – corporate borrowings	10,675	10,651	11,196	11,595	11,504
Income tax expense	47,717	32,821	11,783	9,159	14,929
Depreciation and amortization	73,106	67,578	62,880	59,245	56,743
Share-based expense	76,865	72,012	68,577	66,469	63,256
Foreign currency impact of highly inflationary subsidiaries	926	411	1,808	2,954	2,066
Servicing rights – change in valuation inputs or assumptions	(13,142)	(13,163)	(12,224)	(11,989)	3,274
Residual interests classified as debt – change in valuation inputs or assumptions	16	27	8	15	12
Restructuring charges	682	1,960	20	41	36
Transaction-related expense	4,384	873	—	—	—
Total adjustments	201,229	173,170	144,048	137,489	151,820
Adjusted EBITDA (non-GAAP)	$357,821	$339,901	$317,597	$276,881	$249,083

Total net revenue (GAAP)	$1,218,676	$1,100,368	$1,025,051	$961,600	$854,944
Net income margin (GAAP)	13%	15%	17%	14%	11%

Adjusted net revenue (non-GAAP)	$1,205,550	$1,087,232	$1,012,835	$949,626	$858,230
Adjusted EBITDA margin (non-GAAP)	30%	31%	31%	29%	29%
Adjusted Net Income, Adjusted Net Income Margin, Incremental Adjusted Net Income Margin and Adjusted EPS
Adjusted net income, adjusted net income margin, incremental adjusted net income margin and adjusted diluted earnings per share are non-GAAP measures. Adjusted net income is defined as net income, adjusted to exclude, as applicable, transaction-related expense, restructuring charges, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance.
Adjusted diluted earnings per share (“adjusted EPS”) is a non-GAAP financial measure that adjusts GAAP diluted earnings per share. Adjusted EPS is computed by dividing net income attributable to common stockholders, adjusted to exclude, as applicable, transaction-related expense, restructuring charges, goodwill impairment expense and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance, by the diluted weighted average number of shares of common stock outstanding during the period, excluding the dilutive impact of the 2026 and 2029 convertible notes under the if-converted method for which the 2026 and 2029 capped call transactions, respectively, would deliver cash or shares to offset dilution. The exclusions of transaction-related expense and restructuring charges were effective beginning in the

SoFi Technologies, Inc.

second quarter of 2026. The impact to prior periods was determined to be immaterial, and therefore prior periods were not recast.
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
The following table: (i) reconciles adjusted net income to net income, the most directly comparable GAAP measure, (ii) reconciles adjusted EPS to diluted earnings per share, the most directly comparable GAAP measure, and (iii) presents the computations of adjusted net income margin and incremental adjusted net income margin:

	Three Months Ended June 30,		2026 vs 2025	Six Months Ended June 30,		2026 vs 2025
($ and shares in thousands, except per share amounts)(1)	2026	2025	$ Change	2026	2025	$ Change
Net income (GAAP)	$156,592	$97,263	$59,329	$323,323	$168,379	$154,944
Non-GAAP adjustments:
Restructuring charges	682	—	682	682	—	682
Transaction-related expenses	4,384	—	4,384	4,384	—	4,384
Tax impacts from adjustments	(1,252)	—	(1,252)	(1,252)	—	(1,252)
Adjusted net income (non-GAAP)	$160,406	$97,263	$63,143	$327,137	$168,379	$158,758

Numerator:
Net income attributable to common stockholders – diluted (GAAP)(2)	$156,645	$97,614		$323,720	$169,069
Non-GAAP adjustments:
Restructuring charges	682	—		682	—
Transaction-related expenses	4,384	—		4,384	—
Tax impacts from adjustments	(1,252)	—		(1,252)	—
Adjusted net income attributable to common stockholders – diluted (non-GAAP)	$160,459	$97,614		$327,534	$169,069
Denominator:
Weighted average common stock outstanding – diluted (GAAP)	1,351,990	1,182,877		1,364,978	1,184,197
Non-GAAP adjustments:
Dilutive impact of convertible notes(3)	(27,412)	(25,857)		(24,722)	(28,635)
Adjusted weighted average common stock outstanding – diluted (non-GAAP)	1,324,578	1,157,020		1,340,256	1,155,562

Earnings per share – diluted (GAAP)(2)	$0.12	$0.08		$0.24	$0.14
Impact of adjustments per share	—	—		—	0.01
Adjusted earnings per share – diluted (non-GAAP)(2)	$0.12	$0.08		$0.24	$0.15

Net income margin (GAAP)	13%	11%		14%	10%

Adjusted net revenue (non-GAAP)(4)	$1,205,550	$858,230		$2,292,782	$1,628,950
Adjusted net income margin (non-GAAP)	13%	11%		14%	10%
Incremental adjusted net income margin (non-GAAP)	18%			24%
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

SoFi Technologies, Inc.

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

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	June 30, 2026	June 30, 2025	Variance	% Change
Members	15,814,418	11,745,572	4,068,846	35%
Total Products	24,380,974	17,142,041	7,238,933	42%
Total Products — Lending segment	3,093,359	2,280,368	812,991	36%
Total Products — Financial Services segment	21,287,615	14,861,673	6,425,942	43%
Total Accounts — Technology Platform segment	134,804,238	160,046,369	(25,242,131)	(16)%

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
Since our inception through June 30, 2026, we have served approximately 15.8 million members who have used approximately 24.4 million products on the SoFi platform.

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
In our Financial Services segment, total products refers to the number of SoFi Money accounts (inclusive of checking and savings accounts held at SoFi Bank and cash management accounts), SoFi Invest accounts, SoFi Credit Card accounts (including Smart Card accounts and accounts with a zero dollar balance at the reporting date), referred loans (which are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts, SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts), and SoFi Crypto accounts that have been opened through our platform through the reporting date, as well as active SoFi Plus subscriptions as of the reporting date. Checking and savings accounts are considered one account within our total products metric. Our SoFi Invest service is composed of four products: IRA self-directed accounts, taxable self-directed accounts, IRA robo-advisory accounts, and taxable robo-advisory accounts. Our members can select any one or combination of the SoFi Invest products. If a member has multiple SoFi Invest accounts of the same products, such as one IRA self-directed account and one IRA robo-advisory account (or one tax-advantaged brokerage account and one taxable brokerage account), those are considered separate products. The account of a joint- or co-account holder is considered a separate financial services product. In the event a member is removed in accordance with our terms of service, as discussed under “Members” above, the member’s associated products are also removed.
Product growth is generally an indicator of future revenue, but is generally not directly correlated with revenues, since not all members who sign up for one of our products immediately or fully utilize or continue to use our products, and not all of our products (such as our complimentary product, SoFi Relay) provide direct sources of revenue. Further, product growth may not directly correlate with expense growth as a result of the effects of the Financial Services Productivity Loop.
See “ Consolidated Results of Operations” and “Summary Results by Segment” for discussion and analysis of operating results.

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	June 30, 2026	June 30, 2025	Variance	% Change
Personal loans(1)	2,325,262	1,641,340	683,922	42%
Student loans	703,081	596,351	106,730	18%
Home loans	65,016	42,677	22,339	52%
Total lending products	3,093,359	2,280,368	812,991	36%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.
Total financial services products were composed of the following:

Financial Services Products	June 30, 2026	June 30, 2025	Variance	% Change
Money(1)	7,888,387	5,887,669	2,000,718	34%
Invest(2)	3,931,718	2,853,416	1,078,302	38%
Credit Card(3)	509,825	344,469	165,356	48%
Referred loans(4)	180,443	122,580	57,863	47%
Crypto(5)	388,336	—	388,336	n/m
SoFi Plus(3)	206,000	—	206,000	n/m
At Work	189,078	127,224	61,854	49%
Relay	7,993,828	5,526,315	2,467,513	45%
Total financial services products	21,287,615	14,861,673	6,425,942	43%
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
(3)Beginning in the second quarter of 2026, we updated our Financial Services products to include (i) SoFi Plus, which we relaunched during the quarter with significantly enhanced benefits, while fully transitioning the product to a paid subscription model; and (ii) Smart Card, our recently launched secured card (presented above within Credit Card). The impact to prior periods was determined to be immaterial, and prior periods were not recast.
(4)Limited to loans wherein we provide third party fulfillment services as part of our Loan Platform Business.
(5)During the fourth quarter of 2025, we returned to crypto investing with the launch of SoFi Crypto.

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

SoFi Technologies, Inc.

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

Technology Platform Accounts
In Millions

	June 30, 2026	June 30, 2025	Variance	% Change
Total accounts(1)	134,804,238	160,046,369	(25,242,131)	(16)%
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
Industry Trends and General Economic Conditions
The U.S. economic environment continues to be influenced by evolving monetary policy, inflation trends, labor market conditions and broader geopolitical developments. While inflation has moderated from peak levels, uncertainty regarding its future path remains elevated, particularly as fluctuations in global energy prices, supply chain dynamics and trade policy continue to influence inflation expectations. Geopolitical developments, including ongoing conflict and changing prospects for peace in the Middle East, have contributed to volatility in oil prices and broader financial markets. Sustained increases in energy prices or renewed inflationary pressures could adversely affect consumer purchasing power, economic growth and financial market conditions.
In May 2026, Kevin Warsh became Chair of the Federal Reserve and has emphasized a data-driven approach to monetary policy, indicating that future policy decisions will depend on incoming economic data. While the direction and timing of future interest rate changes remain uncertain, the Federal Reserve has continued to emphasize its commitment to restoring price stability while balancing broader economic conditions. As a result, expectations regarding monetary policy have remained subject to changing inflation, employment and economic data, contributing to continued volatility in benchmark interest rates, credit spreads and capital markets.
Changes in interest rates and broader macroeconomic conditions directly influence consumer spending, saving, borrowing and investing behavior. Elevated interest rates have reduced demand for refinancing products and may continue to affect demand across certain lending products. Interest rate volatility also influences the economics of our capital markets activities, including loan pricing, funding costs, gain-on-sale margins and investor demand for consumer credit assets. In

SoFi Technologies, Inc.

addition, changes in benchmark interest rates, inflation expectations and credit spreads may affect the pricing, execution and liquidity of loan sales and securitization transactions.
Our results of operations have historically demonstrated relative resilience during periods of economic stress, supported by our diversified business model. However, our future operating results and cash flows remain dependent upon the strength of the overall economy, consumer financial health, the condition and liquidity of the capital markets and our ability to continue executing our business strategy.
We have continued to experience strong demand for our deposit products, driven in part by competitive interest rates and access to expanded FDIC insurance coverage through our Insured Deposit Program. Our credit trends continued to be strong through the first half of 2026 after seeing delinquencies peak over two years ago in the first quarter of 2024. Annualized charge-off rates decreased year-over-year across our portfolios, reflecting improvements in overall credit quality. These trends, together with the macroeconomic and geopolitical factors described above, may impact demand for our products, our cost structure, and our liquidity, results of operations, and financial condition.
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
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026
Weighted average coupon rate(1)	12.89%	12.96%	5.89%	5.91%
Weighted average annual default rate	4.77%	4.57%	0.73%	0.69%
Weighted average conditional prepayment rate	25.77%	25.55%	10.99%	11.15%
Weighted average discount rate	4.97%	4.61%	4.29%	4.05%
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the second quarter of 2026 relative to the first quarter of 2026, we observed the following trends:
•Personal loan marks were down from the prior quarter, driven by an increase in the weighted average discount rate which was due to a higher benchmark rate, as well as a modest decline in weighted average coupon rate and modest increases in the weighted average annual default rate assumption and weighted average prepayment rate.
•The personal loan annualized charge-off rate decreased to 2.62% from 3.03% in the prior quarter, including the impact of asset sales, new originations and delinquency sales in the quarter. This was a reflection of our members as well as strong growth in personal loans.
•Student loan marks were down from the prior quarter, driven by an increase in the weighted average discount rate due to a higher benchmark rate, and was partially offset by a modest decrease in the weighted average prepayment rate. The weighted average coupon rate and weighted average default rate assumptions remained relatively consistent with the first quarter.
•The student loan annualized charge-off rate decreased to 61 basis points from 65 basis points in the prior quarter, driven by continued strong credit quality.
The combination of these and other factors, including in period originations, resulted in fair value losses recognized on our personal and student loans portfolios, respectively, during the second quarter of 2026.
Student Lending
Changes in demand and loan volume for our student loan refinancing product and our in-school student loans could be affected by a variety of factors affecting students, schools, and the overall economy, including the overall interest rate

SoFi Technologies, Inc.

environment, employment market, school tuition and admissions, executive actions by the U.S. presidential administration related to federal student loans, how competitive our student loan products are compared to our competitors and other macroeconomic factors.
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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$788,195	$517,837	$270,358	52%	$1,481,183	$1,016,563	$464,620	46%
Total noninterest income	430,481	337,107	93,374	28%	837,861	610,140	227,721	37%
Total net revenue	1,218,676	854,944	363,732	43%	2,319,044	1,626,703	692,341	43%
Provision for credit losses	13,755	10,035	3,720	37%	22,650	15,713	6,937	44%
Total noninterest expense	1,000,612	732,717	267,895	37%	1,892,533	1,419,016	473,517	33%
Income before income taxes	204,309	112,192	92,117	82%	403,861	191,974	211,887	110%
Income tax expense	(47,717)	(14,929)	(32,788)	220%	(80,538)	(23,595)	(56,943)	241%
Net income	$156,592	$97,263	$59,329	61%	$323,323	$168,379	$154,944	92%
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

SoFi Technologies, Inc.

Average Balances and Net Interest Earnings Analysis

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025			Change due to(1)
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,790,852	$32,430	3.43%	$2,811,423	$25,086	3.58%	$8,380	$(1,036)	$7,344
Investment securities	3,688,523	42,129	4.58	2,277,616	29,878	5.26	16,114	(3,863)	12,251
Loans(2)	45,380,080	1,065,969	9.42	30,331,237	737,441	9.75	353,493	(24,965)	328,528
Total interest-earning assets	52,859,455	1,140,528	8.65	35,420,276	792,405	8.97	377,987	(29,864)	348,123
Total noninterest-earning assets	4,376,513			3,944,524
Total assets	$57,235,968			$39,364,800
Liabilities and Equity
Interest-bearing liabilities:
Demand deposits	$3,644,040	$10,336	1.14%	$2,063,657	$2,696	0.52%	$4,482	$3,158	$7,640
Savings deposits	36,059,867	289,065	3.22	25,264,749	226,394	3.59	86,538	(23,867)	62,671
Time deposits	2,212,570	21,062	3.82	487,916	4,142	3.40	16,417	503	16,920
Total interest-bearing deposits	41,916,477	320,463	3.07	27,816,322	233,232	3.36	107,437	(20,206)	87,231
Warehouse facilities	1,475,784	17,039	4.63	2,137,160	27,874	5.23	(7,637)	(3,198)	(10,835)
Securitization debt	49,800	529	4.26	62,432	554	3.56	(137)	112	(25)
Other debt(3)	1,979,602	14,302	2.90	1,757,224	12,908	2.95	1,607	(213)	1,394
Total debt	3,505,186	31,870	3.65	3,956,816	41,336	4.19	(6,167)	(3,299)	(9,466)
Residual interests classified as debt	518	—	—	561	—	—	—	—	—
Total interest-bearing liabilities	45,422,181	352,333	3.11	31,773,699	274,568	3.47	101,270	(23,505)	77,765
Total noninterest-bearing liabilities	1,181,640			919,349
Total liabilities	46,603,821			32,693,048
Total equity	10,632,147			6,671,752
Total liabilities and equity	$57,235,968			$39,364,800

Net interest income(4)		$788,195			$517,837		$276,717	$(6,359)	$270,358
Net interest margin(5)			5.98%			5.86%

SoFi Technologies, Inc.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025			Change due to(1)
($ in thousands)	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,139,321	$70,179	3.42%	$2,751,678	$51,073	3.74%	$23,527	$(4,421)	$19,106
Investment securities	3,208,207	74,869	4.71	2,153,794	56,222	5.26	24,606	(5,959)	18,647
Loans	42,916,601	1,996,476	9.38	29,608,981	1,448,922	9.87	619,069	(71,515)	547,554
Total interest-earning assets	50,264,129	2,141,524	8.59	34,514,453	1,556,217	9.09	667,202	(81,895)	585,307
Total noninterest-earning assets	4,354,094			3,902,786
Total assets	$54,618,223			$38,417,239
Liabilities and Equity
Interest-bearing liabilities:
Demand deposits	$3,528,845	$18,731	1.07%	$1,964,252	$5,067	0.52%	$8,304	$5,360	$13,664
Savings deposits	34,709,922	557,367	3.24	24,484,120	443,065	3.65	164,205	(49,903)	114,302
Time deposits	1,613,710	31,593	3.95	557,151	10,499	3.80	20,684	410	21,094
Total interest-bearing deposits	39,852,477	607,691	3.07	27,005,523	458,631	3.42	193,193	(44,133)	149,060
Warehouse facilities	1,103,425	25,338	4.63	2,063,312	54,264	5.30	(22,042)	(6,884)	(28,926)
Securitization debt	51,423	918	3.60	68,034	1,135	3.36	(298)	81	(217)
Other debt(3)	1,871,195	26,394	2.84	1,756,459	25,624	2.94	1,672	(902)	770
Total debt	3,026,043	52,650	3.51	3,887,805	81,023	4.20	(20,668)	(7,705)	(28,373)
Residual interests classified as debt	514	—	—	568	—	—	—	—	—
Total interest-bearing liabilities	42,879,034	660,341	3.11	30,893,896	539,654	3.52	172,525	(51,838)	120,687
Total noninterest-bearing liabilities	1,200,999			885,613
Total liabilities	44,080,033			31,779,509
Total equity	10,538,190			6,637,730
Total liabilities and equity	$54,618,223			$38,417,239

Net interest income(4)		$1,481,183			$1,016,563		$494,677	$(30,057)	$464,620
Net interest margin(5)			5.94%			5.94%
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
Three Months. For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, net interest income increased by $270.4 million, or 52%, and net interest margin increased by 12 bps. Average interest-earning assets increased by 49%, and average yields decreased by 32 bps, while average interest-bearing liabilities increased by 43% and the average cost of interest-bearing liabilities decreased by 36 bps.
The $270.4 million increase in net interest income was primarily driven by (i) higher interest income on loans of $328.5 million, which was primarily a function of an increase in origination volume for our balance sheet, (ii) higher interest income from investment securities of $12.3 million primarily attributable to an increase in average balances, (iii) lower interest expense on warehouse facilities of $10.8 million as we continued to rely less on our warehouse facilities for our funding needs, and (iv) higher interest income from interest-bearing deposits with banks of $7.3 million driven by an increase in average deposits.
These items were partially offset by higher interest expense on interest-bearing deposits of $87.2 million resulting from the net impact of higher interest-bearing deposit balances partially offset by lower rates on savings deposits.
Six Months. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, net interest income increased by $464.6 million, or 46%, while net interest margin was flat. Average interest-earning assets increased by 46%, and average yields decreased by 50 bps, while average interest-bearing liabilities increased by 39% and the average cost of interest-bearing liabilities decreased by 41 bps.
The $464.6 million increase in net interest income was primarily driven by (i) higher interest income on loans of $547.6 million, which was primarily a function of an increase in origination volume for our balance sheet, (ii) lower interest

SoFi Technologies, Inc.

expense on warehouse facilities of $28.9 million as we continued to rely less on our warehouse facilities for our funding needs, (iii) higher interest income from interest-bearing deposits with banks of $19.1 million driven by an increase in average deposits, and (iv) higher interest income from investment securities of $18.6 million primarily attributable to higher average balances.
These items were partially offset by higher interest expense on interest-bearing deposits of $149.1 million resulting from the net impact of higher interest-bearing deposit balances partially offset by lower rates on savings deposits.
Noninterest Income
The following table presents the components of our total noninterest income:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loan origination, sales, securitizations and servicing	$150,407	$70,855	$79,552	112%	$292,616	$123,660	$168,956	137%
Technology products and solutions	52,459	90,796	(38,337)	(42)%	101,810	177,233	(75,423)	(43)%
Loan platform fees	140,930	127,405	13,525	11%	279,185	220,155	59,030	27%
Net crypto transaction revenue	1,183	—	1,183	n/m	2,035	—	2,035	n/m
Other	85,502	48,051	37,451	78%	162,215	89,092	73,123	82%
Total noninterest income	$430,481	$337,107	$93,374	28%	$837,861	$610,140	$227,721	37%
Total noninterest income increased by $93.4 million, or 28%, and $227.7 million, or 37%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025.
Loan Origination, Sales, Securitizations and Servicing
Three Months. The increase in loan origination, sales, securitizations and servicing of $79.6 million, or 112%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by (i) gains during the 2026 period compared to losses in the 2025 period on interest rate swap positions primarily related to personal loans and student loans reflecting hedging benefits as rates shifted during the period, ($294.9 million), (ii) higher origination fees ($77.7 million) primarily driven by increased originations compared to the year ago quarter , and (iii) net fair value gains on home loans ($8.9 million) primarily impacted by increased home loan origination volume.
These increases were partially offset by (i) net fair value losses on personal loans and student loans driven by weighted average mark decreases ($281.2 million) and (ii) net higher loan write-offs ($41.4 million) driven by balance sheet growth.
Six Months. The increase in loan origination, sales, securitizations and servicing of $169.0 million, or 137%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by (i) gains during the 2026 period compared losses in the 2025 period on interest rate swap positions primarily related to personal loans and student loans reflecting hedging benefits as rates shifted during the period ($577.6 million), (ii) higher origination fees ($114.0 million) primarily driven by increased originations compared to the year ago quarter , and (iii) net fair value gains on home loans ($20.5 million) primarily impacted by increased home loan origination volume.
These increases were partially offset by (i) net fair value losses on personal loans and student loans driven by weighted average mark decreases ($504.8 million) and (ii) net higher loan write-offs ($74.4 million) driven by balance sheet growth.
Technology Products and Solutions
Three Months. Technology products and solutions decreased by $38.3 million, or 42%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. These results reflected the exit of a large client who fully transitioned off our platform in 2025.
Six Months. Technology products and solutions decreased by $75.4 million, or 43%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. These results reflected the exit of a large client who fully transitioned off our platform in 2025.

SoFi Technologies, Inc.

Loan Platform Fees and Related Servicing
Three Months. Loan platform fees and related servicing increased by $12.7 million, or 10%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was driven by an increase of $639.2 million of Loan Platform Business originations.
Six Months. Loan platform fees and related servicing increased by $57.4 million, or 25%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was driven by an increase of $2.0 billion of Loan Platform Business originations.
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loan platform fees(1)	$140,930	$127,405	$13,525	11%	$279,185	$220,155	$59,030	27%
Servicing(2)	2,379	3,180	(801)	(25)%	4,936	6,526	(1,590)	(24)%
Loan platform fees and servicing, total noninterest income	$143,309	$130,585	$12,724	10%	$284,121	$226,681	$57,440	25%
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
Net crypto transaction revenue
Three Months. Net crypto revenue was $1.2 million for the three months ended June 30, 2026, driven by the launch of SoFi Crypto in the fourth quarter of 2025.
Six Months. Net crypto revenue was $2.0 million for the six months ended June 30, 2026, driven by the launch of SoFi Crypto in the fourth quarter of 2025.
Other
Three Months. Other noninterest income increased by $37.5 million, or 78%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by higher interchange income as a result increased spending volumes across SoFi Money and Credit Card, higher brokerage income reflecting growing engagement and higher monetization and SoFi Plus subscription revenue.
Six Months. Other noninterest income increased by $73.1 million, or 82%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by higher interchange income as a result increased spending volumes across SoFi Money and Credit Card and higher brokerage income reflecting growing engagement and higher monetization.
Provision for Credit Losses

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Credit card	$13,708	$9,901	$3,807	38%	$22,214	$15,720	$6,494	41%
Commercial and consumer banking	47	134	(87)	(65)%	436	(7)	443	n/m
Total	$13,755	$10,035	$3,720	37%	$22,650	$15,713	$6,937	44%
Three months. The provision for credit losses was $13.8 million for the three months ended June 30, 2026, reflecting net charge-offs of $9.2 million and an allowance increase of $4.5 million. Net charge-offs of $9.2 million increased $2.7 million compared to the three months ended June 30, 2025, driven by higher average credit card balances. The allowance increase of $4.5 million primarily reflected growth in the credit card portfolio balances, partially offset by continued strength in credit quality of the portfolio.

SoFi Technologies, Inc.

The prior year provision for the three months ended June 30, 2025 was $10.0 million, reflecting net charge-offs of $6.6 million and an allowance increase of $3.5 million.
Six Months. The provision for credit losses was $22.7 million for the six months ended June 30, 2026, reflecting net charge-offs of $17.1 million and an allowance increase of $5.5 million. Net charge-offs of $17.1 million increased $2.6 million compared to the six months ended June 30, 2025, driven by higher average credit card balances. The allowance increase of $5.5 million primarily reflected growth in the credit card portfolio balances, partially offset by continued strength in credit quality of the portfolio.
The prior year provision for the six months ended June 30, 2025 was $15.7 million, reflecting net charge-offs of $14.6 million and an allowance increase of $1.2 million.
Refer to “Analysis of Charge-offs” for a further discussion of the factors driving changes in net charge-offs and the allowance.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	June 30, 2026	June 30, 2025
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$56,459	$47,838
Total loans held for investment, at amortized cost outstanding(1)	1,316,592	1,449,056
Ratio(2)	4.29%	3.30%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was primarily attributable to a decrease of $272.9 million in secured loans.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	June 30, 2026		June 30, 2025
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$54,560	40%	$45,515	28%
Commercial and consumer banking	1,899	13%	2,323	11%
Secured loans(2)	—	47%	—	61%
Total	$56,459	100%	$47,838	100%
__________________
(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of June 30, 2026, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

SoFi Technologies, Inc.

Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$26,183,468	$171,015	2.62%	$18,414,581	$129,970	2.83%
Student loans	15,971,158	24,266	0.61%	10,107,155	23,747	0.94%
Home loans	1,886,768	—	—%	540,994	—	—%
Secured loans	674,915	—	—%	770,154	—	—%
Credit card	483,283	9,212	7.65%	342,051	6,565	7.70%
Commercial and consumer banking	180,488	18	0.04%	156,302	1	—%
Total loans	$45,380,080	$204,511	1.81%	$30,331,237	$160,283	2.12%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$24,667,205	$341,836	2.79%	$18,345,733	$280,044	3.08%
Student loans	15,211,161	47,185	0.63%	9,579,563	34,344	0.72%
Home loans	1,646,192	—	—%	447,541	—	—%
Secured loans	739,993	—	—%	762,819	—	—%
Credit card	473,699	16,859	7.18%	318,436	14,555	9.22%
Commercial and consumer banking	178,351	266	0.31%	154,889	4	0.01%
Total loans	$42,916,601	$406,146	1.91%	$29,608,981	$328,947	2.24%
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
(4)Excludes the impact of delinquent personal loan sales during the quarter. These loans were sold prior to charge-off during each respective quarter and otherwise would have been charged off as of the quarter-end consistent with our policy. See Note 4. Loans to the Notes to Condensed Consolidated Financial Statements for additional information.
(5)Net charge-off ratio is calculated as net charge-offs divided by average loans.
For the three months ended June 30, 2026, the total net charge-off ratio was 1.81%, a decrease of 31 bps compared with the three months ended June 30, 2025, and total net charge-offs were $204.5 million, an increase of $44.2 million over the comparable period. The decrease in the total net charge-off ratio was primarily due a lower student loan charge-off ratio primarily driven by the repurchase of seasoned loans during 2025 that had a higher charge-off rate as well as higher average student loan balances. Additionally, a lower personal loan charge-off ratio contributed to the decrease, reflecting higher average personal loan balances and steady delinquency rates compared to the year ago period (total personal loan delinquency rate was 40 bps, down approximately 2 bps from the comparative period).
The increase in total net charge-offs was $44.2 million, driven by higher personal loan net charge-offs of $41.0 million primarily reflecting an increase in average loans.
For the six months ended June 30, 2026, the total net charge-off ratio was 1.91%, a decrease of 33 bps compared with the six months ended June 30, 2025, and total net charge-offs were $406.1 million, an increase of $77.2 million over the comparable period. The decrease in the total net charge-off ratio was primarily due a lower credit card net charge-off ratio reflective of higher average credit card loan balances. Additionally, a lower personal loan charge-off ratio contributed to the decrease, reflecting higher average personal loan balances and steady delinquency rates compared to the year ago period (total personal loan delinquency rate was 40 bps, down approximately 2 bps from the comparative period). The student loan charge-off ratio also decreased primarily driven by the repurchase of seasoned loans during 2025 that had a higher charge-off rate as well as higher average student loan balances.
The increase in total net charge-offs was $77.2 million, driven by higher personal loan net charge-offs of $61.8 million and student loan net charge-offs of $12.8 million, primarily reflecting an increase in average loans.

SoFi Technologies, Inc.

Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Technology and product development	$191,276	$152,146	$39,130	26%	$378,951	$308,352	$70,599	23%
Sales and marketing	392,397	264,744	127,653	48%	727,936	502,920	225,016	45%
Cost of operations	200,139	150,437	49,702	33%	371,262	285,957	85,305	30%
General and administrative	216,800	165,390	51,410	31%	414,384	321,787	92,597	29%
Total noninterest expense	$1,000,612	$732,717	$267,895	37%	$1,892,533	$1,419,016	$473,517	33%
Total noninterest expense increased by $267.9 million, or 37%, and $473.5 million, or 33%, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, as described below.
Technology and product development
Three Months. Technology and product development expenses increased by $39.1 million, or 26%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, amortization of internally-developed software and tools and subscription expense reflective of continued investments in technology.
Six Months. Technology and product development expenses increased by $70.6 million, or 23%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and amortization of internally-developed software, tools and subscription expense reflective of continued investments in technology, and professional services expense.
Sales and marketing
Three Months. Sales and marketing expenses increased by $127.7 million, or 48%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by increases in lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings, advertising and marketing expenditures, member incentive expenses and employee compensation and benefits attributable to increases in headcount to support our growth.
Six Months. Sales and marketing expenses increased by $225.0 million, or 45%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by increases in lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings, advertising and marketing expenditures, member incentive expenses and employee compensation and benefits attributable to increases in headcount to support our growth.
Cost of operations
Three Months. Cost of operations expenses increased by $49.7 million, or 33%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth and loan origination and servicing expenses driven by increased loan originations during the period.
Six Months. Cost of operations expenses increased by $85.3 million, or 30%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth and loan origination and servicing expenses driven by increased loan originations during the period.

SoFi Technologies, Inc.

General and administrative
Three Months. General and administrative expenses increased by $51.4 million, or 31%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, tools and subscriptions costs reflective of continued investments in technology, as well as transaction-related expenses of $4.4 million in the second quarter of 2026 related to the acquisitions of Composer and Peach.
Six Months. General and administrative expenses increased by $92.6 million, or 29%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, tools and subscriptions costs reflective of continued investments in technology, as well as transaction-related expenses of $5.3 million in the first six months of 2026 related to the acquisitions of Composer and Peach.
Income Taxes
For the three and six months ended June 30, 2026, we recorded income tax expense of $47.7 million and $80.5 million, respectively. For the three and six months ended June 30, 2025, we recorded income tax expense of $14.9 million and $23.6 million, respectively. The income tax expense recognized in both periods was primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. For the three and six months ended June 30, 2026, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits from stock compensation.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the six months ended June 30, 2026, we continue to maintain a valuation allowance in certain jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

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
The following table sets forth selected segment-level data:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Lending
Total net revenue	$724,798	$443,512	$281,286	63%	$1,367,218	$856,885	$510,333	60%
Directly attributable expenses	(312,639)	(202,088)	(110,551)	55%	(559,537)	(375,487)	(184,050)	49%
Contribution profit	399,033	244,710	154,323	63%	781,419	483,645	297,774	62%
Technology Platform
Total net revenue	$84,505	$109,833	$(25,328)	(23)%	$159,591	$213,260	$(53,669)	(25)%
Directly attributable expenses	(72,733)	(76,638)	3,905	(5)%	(135,820)	(149,152)	13,332	(9)%
Contribution profit	11,772	33,195	(21,423)	(65)%	23,771	64,108	(40,337)	(63)%
Financial Services
Total net revenue	$466,278	$362,533	$103,745	29%	$894,821	$665,652	$229,169	34%
Provision for credit losses	(13,756)	(10,031)	(3,725)	37%	(22,646)	(15,670)	(6,976)	45%
Directly attributable expenses	(239,846)	(164,270)	(75,576)	46%	(463,915)	(313,418)	(150,497)	48%
Contribution profit	212,676	188,232	24,444	13%	408,260	336,564	71,696	21%
Reportable segments total
Total net revenue	$1,275,581	$915,878	$359,703	39%	$2,421,630	$1,735,797	$685,833	40%
Provision for credit losses	(13,756)	(10,031)	(3,725)	37%	(22,646)	(15,670)	(6,976)	45%
Directly attributable expenses	(625,218)	(442,996)	(182,222)	41%	(1,159,272)	(838,057)	(321,215)	38%
Contribution profit	623,481	466,137	157,344	34%	1,213,450	884,317	329,133	37%

SoFi Technologies, Inc.

Lending Segment
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment.

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$573,298	$372,675	$200,623	54%	$1,073,529	$733,296	$340,233	46%
Noninterest income	151,500	70,837	80,663	114%	293,689	123,589	170,100	138%
Total net revenue	724,798	443,512	281,286	63%	1,367,218	856,885	510,333	60%
Servicing rights – change in valuation inputs or assumptions(1)	(13,142)	3,274	(16,416)	n/m	(26,305)	2,200	(28,505)	n/m
Residual interests classified as debt – change in valuation inputs or assumptions(2)	16	12	4	33%	43	47	(4)	(9)%
Directly attributable expenses:
Direct advertising	(119,825)	(79,313)	(40,512)	51%	(216,730)	(147,082)	(69,648)	47%
Lead generation	(89,006)	(49,558)	(39,448)	80%	(148,150)	(89,803)	(58,347)	65%
Compensation and benefits	(58,486)	(42,749)	(15,737)	37%	(110,735)	(78,638)	(32,097)	41%
Loan origination and servicing costs	(29,387)	(19,634)	(9,753)	50%	(54,083)	(38,355)	(15,728)	41%
Professional services	(5,463)	(3,505)	(1,958)	56%	(9,324)	(5,740)	(3,584)	62%
Intercompany technology platform expenses	(654)	(477)	(177)	37%	(1,266)	(966)	(300)	31%
Other(3)	(9,818)	(6,852)	(2,966)	43%	(19,249)	(14,903)	(4,346)	29%
Directly attributable expenses	(312,639)	(202,088)	(110,551)	55%	(559,537)	(375,487)	(184,050)	49%
Contribution profit	$399,033	$244,710	$154,323	63%	$781,419	$483,645	$297,774	62%

Adjusted net revenue – Lending(4)	$711,672	$446,798	$264,874	59%	$1,340,956	$859,132	$481,824	56%
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
Net interest income
Three Months. Net interest income in our Lending segment increased by $200.6 million, or 54%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $7.3 billion (42%) and $5.6 billion (59%), respectively, partially offset by lower weighted average interest rates on personal and student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume for our balance sheet.

SoFi Technologies, Inc.

Six Months. Net interest income in our Lending segment increased by $340.2 million, or 46%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $5.9 billion (34%) and $5.3 billion (59%), respectively, partially offset by lower weighted average interest rates on personal and student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume for our balance sheet.
Noninterest income
Noninterest income in our Lending segment increased by $80.7 million, or 114%, and increased by $170.1 million, or 138%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, driven by higher loan origination, sales, securitizations and servicing income.
Loan Origination, Sales, Securitizations and Servicing
The following table presents the components of noninterest income—loan origination, sales, securitizations and servicing:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$(79,657)	$188,094	$(267,751)	n/m	$(42,082)	$428,510	$(470,592)	n/m
Economic derivative hedges of loan fair values	212,798	(71,526)	284,324	n/m	374,641	(206,499)	581,140	n/m
Loan origination fees	198,505	120,758	77,747	64%	336,783	222,756	114,027	51%
Loan write-off expense – whole loans(2)	(195,283)	(153,925)	(41,358)	27%	(389,022)	(314,595)	(74,427)	24%
Other(3)	15,137	(12,575)	27,712	n/m	13,369	(6,556)	19,925	n/m
Loan origination, sales, securitizations and servicing noninterest income	$151,500	$70,826	$80,674	114%	$293,689	$123,616	$170,073	138%
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
(2)For the three months ended June 30, 2026 and 2025, includes gross write-offs of $229.3 million and $179.1 million, respectively. Total recoveries were $34.1 million and $25.1 million, respectively, of which $24.6 million and $17.2 million, respectively, were captured via loan sales to a third-party collection agency. For the six months ended June 30, 2026 and 2025, includes gross write-offs of $456.0 million and $365.8 million, respectively. Total recoveries were $67.0 million and $51.3 million, respectively, of which $49.0 million and $36.7 million, respectively, were captured via loan sales to a third-party collection agency.
(3)Includes changes in fair value of servicing rights, gains (losses) on IRLCs and interest rate caps and the (expense) benefit associated with our estimated loan repurchase obligation (see Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information).
Three Months. The increase in loan origination, sales, securitizations and servicing income of $80.7 million, or 114%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by: (i) gains ($294.9 million) during the 2026 period compared to losses in the 2025 period on interest rate swap positions primarily related to personal loans and student loans as rates shifted during the period, (ii) higher origination fees ($77.7 million) primarily driven by increased originations compared to the year ago quarter, and (iii) net fair value gains on home loans ($8.9 million) primarily impacted by increased home loan origination volume.
These increases were partially offset by (i) net fair value losses on personal loans and student loans driven by weighted average mark decreases ($280.1 million) and (ii) net higher loan write-offs ($41.4 million) driven by balance sheet growth.
Six Months. The increase in income of $170.1 million, or 138%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by (i) gains ($577.6 million) during the 2026 period compared to losses in the 2025 period on interest rate swap positions primarily related to personal loans and student loans as rates shifted during the period, (ii) higher origination fees ($114.0 million) primarily driven by increased personal loans originations compared to the year ago quarter, and (iii) net fair value gains on home loans ($20.5 million) primarily impacted by increased home loan origination volume.

SoFi Technologies, Inc.

These increases were partially offset by (i) net fair value losses on personal loans and student loans driven by weighted average mark decreases ($503.7 million) and (ii) net higher loan write-offs ($74.4 million) driven by balance sheet growth.
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
The table below presents information related to our loan servicing assets:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Servicing income recognized
Personal loans	$40,355	$26,276	$14,079	54%	$77,136	$62,902	$14,234	23%
Student loans	2,876	5,139	(2,263)	(44)%	5,902	8,139	(2,237)	(27)%
Home loans	5,473	4,489	984	22%	10,565	8,913	1,652	19%
Servicing rights fair value change
Personal loans	$(6,139)	$(6,028)	$(111)	n/m	$(19,329)	$48,516	$(67,845)	n/m
Student loans	(2,569)	(9,751)	7,182	n/m	(5,644)	(15,212)	9,568	n/m
Home loans	5,124	1,005	4,119	410%	11,113	(426)	11,539	n/m
Directly attributable expenses
Three Months. Lending segment directly attributable expenses increased by $110.6 million, or 55%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to: (i) an increase in direct advertising primarily related to online, digital and direct mail advertising, (ii) an increase in expense related to personal loan lead generation channels, and (iii) an increase in allocated compensation and related benefits, which reflected increases in headcount and salary in 2026 to support growth in the Lending segment.
Six Months. Lending segment directly attributable expenses increased by $184.1 million, or 49%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to: (i) an increase in direct advertising primarily related to online, digital and direct mail advertising, (ii) an increase in expense related to personal loan lead generation channels, and (iii) an increase in allocated compensation and related benefits, which reflected increases in headcount and salary in 2026 to support growth in the Lending segment.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Lending segment.

SoFi Technologies, Inc.

In the table below, we present certain metrics and financial information related to our Lending segment:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
Metric	2026	2025	Change	% Change	2026	2025	Change	% Change
Total products (number, as of period end)	3,093,359	2,280,368	812,991	36%	3,093,359	2,280,368	812,991	36%
Origination volume ($ in thousands, during period)
Personal loans(1)	$10,718,359	$6,968,746	$3,749,613	54%	$19,058,608	$12,505,587	$6,553,021	52%
Student loans	2,686,760	993,326	1,693,434	170%	5,300,468	2,184,789	3,115,679	143%
Home loans	1,393,375	798,881	594,494	74%	2,618,049	1,316,639	1,301,410	99%
Total	$14,798,494	$8,760,953	$6,037,541	69%	$26,977,125	$16,007,015	$10,970,110	69%
Loans with a balance (number, as of period end)(2)	2,130,211	1,463,597	666,614	46%	2,130,211	1,463,597	666,614	46%
Average loan balance ($, as of period end)(2)
Personal loans	$25,361	$25,832	$(471)	(2)%	$25,361	$25,832	$(471)	(2)%
Student loans(3)	45,905	43,209	2,696	6%	45,905	43,209	2,696	6%
Home loans	232,271	270,540	(38,269)	(14)%	232,271	270,540	(38,269)	(14)%
__________________
(1)Inclusive of origination volume related to our Loan Platform Business. For the three months ended June 30, 2026 and 2025, we originated $3.1 billion and $2.4 billion, respectively, of personal loans on behalf of third parties. For the six months ended June 30, 2026 and 2025, we originated $6.1 billion and $4.0 billion, respectively, of personal loans on behalf of third parties.
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
Personal Loans. During the three and six months ended June 30, 2026, total personal loan origination volume increased by 54% and 52%, respectively, relative to the corresponding 2025 period, inclusive of increases of $3.1 billion and $6.1 billion, respectively, related to personal loans originated on behalf of third parties in support of our Loan Platform Business. Demand from our Loan Platform Business has remained robust as partners continue to leverage our customer acquisition and operational capabilities to originate loans at scale, as well as increased demand driven by expanded advertising and marketing efforts.
Student Loans. During the three and six months ended June 30, 2026, student loan origination volume increased by 170% and 143%, respectively, relative to the corresponding 2025 period, as demand for student loan refinancing products continued to increase as borrowers looked to refinance at a lower rate, as well as increased interest in loan term extensions given the elevated interest rate environment.
Home Loans. During the three and six months ended June 30, 2026, home loan origination volume increased by 74% and 99%, respectively, relative to the corresponding 2025 period. Our home loan origination volume increased notably throughout 2024 and into 2025, aided by the increased capacity and technology and fulfillment capabilities subsequent to our acquisition of Wyndham. Origination volume during 2025 and into 2026 reflected increased demand for home equity loans, which have allowed members to take advantage of the equity that has built up in their homes.
Loans with a Balance and Average Loan Balance
Loans with a balance refers to the number of loans that have a balance greater than zero dollars as of the reporting date. Loans with a balance allows management and investors to better understand the unit economics of acquiring a loan in

SoFi Technologies, Inc.

relation to the lifetime value of that loan. Average loan balance is defined as the total unpaid principal balance of the loans divided by loans with a balance within the respective loan product category as of the reporting date. Average loan balance tends to fluctuate based on the pace of loan originations relative to loan repayments and the initial loan origination size.
In the table below, we present additional information related to our lending products:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Overall weighted average origination FICO	747	749	748	747
Personal Loans(1)
Weighted average origination FICO	742	743	744	743
Weighted average interest rate earned(2)	12.69%	13.09%	12.73%	13.17%
Interest income recognized	$784,554	$570,351	$1,470,213	$1,132,565
Sales of loans	$3,237,871	$2,661,123	$6,268,489	$5,410,043
Student Loans
Weighted average origination FICO	760	768	763	769
Weighted average interest rate earned(2)	5.89%	5.93%	5.90%	5.97%
Interest income recognized	$223,206	$141,369	$421,451	$267,280
Sales of loans	$—	$—	$—	$—
Home Loans
Weighted average origination FICO	754	749	754	749
Weighted average interest rate earned(2)	7.69%	7.62%	7.77%	7.65%
Interest income recognized	$34,153	$7,538	$59,601	$11,657
Sales of loans	$833,683	$777,297	$1,597,610	$1,099,568
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the three months ended June 30, 2026 and 2025, included $3.1 billion and $2.4 billion, respectively, related to loans originated on behalf of third parties. For the six months ended June 30, 2026 and 2025, included $6.1 billion and $3.9 billion, respectively, related to loans originated on behalf of third parties.
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
The following table summarizes our current whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$—	$200,326	$—	$1,313,348
Servicing assets recognized	—	11,817	—	80,442
Repurchase liabilities recognized	—	(520)	—	(1,800)
Total consideration	—	211,623	—	1,391,990
Aggregate unpaid principal balance and accrued interest of loans sold	—	200,526	—	1,313,698
Realized gain	$—	$11,097	$—	$78,292
Sale execution(1)(2)	—%	105.8%	—%	106.1%
Home loans
Fair value of consideration received:
Cash	$839,258	$792,211	$1,612,357	$1,118,851
Servicing assets recognized	8,130	4,222	15,507	7,016
Repurchase liabilities recognized	(1,040)	(1,534)	(2,106)	(2,143)
Total consideration	846,348	794,899	1,625,758	1,123,724
Aggregate unpaid principal balance and accrued interest of loans sold	834,452	779,332	1,598,967	1,101,864
Realized gain	$11,896	$15,567	$26,791	$21,860
Sale execution(1)	101.6%	102.2%	101.8%	102.2%
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
(2)Excludes net origination fees, which are recognized in earnings at the time of origination. Personal loans sold during the three and six months ended June 30, 2025 had related origination fees of $5,167 and $35,505, respectively. Sales execution, for three and six months ended June 30, 2025, including these origination fees would be 108.4% and 108.8%, respectively. There were no personal loan sales during the three and six months ended June 30, 2026.
The following table summarizes our delinquent whole loan sales:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$7,179	$7,200	$14,293	$14,400
Servicing assets recognized	6,312	6,304	12,566	12,610
Repurchase liabilities recognized	108	(90)	(8)	(171)
Total consideration	13,599	13,414	26,851	26,839
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	94,286	94,699	187,816	189,532
Realized loss	$(80,687)	$(81,285)	$(160,965)	$(162,693)
Sale execution(3)	14.3%	14.3%	14.3%	14.3%
_____________________
(1) During the three and six months ended June 30, 2026, includes $89.7 million and $178.7 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. During the three and six months ended June 30, 2025, includes $90.0 million and $180.0 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries.

SoFi Technologies, Inc.

(2) For the three and six months ended June 30, 2026, $56.2 million and $114.1 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2025, $63.4 million and $126.7 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of June 30, 2026 and 2025, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
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
Technology Platform Segment
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment.

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$1,022	$266	$756	284%	$1,377	$679	$698	103%
Noninterest income	83,483	109,567	(26,084)	(24)%	158,214	212,581	(54,367)	(26)%
Total net revenue	84,505	109,833	(25,328)	(23)%	159,591	213,260	(53,669)	(25)%
Directly attributable expenses:
Compensation and benefits	(51,804)	(44,168)	(7,636)	17%	(97,894)	(88,654)	(9,240)	10%
Product fulfillment	(2,423)	(15,250)	12,827	(84)%	(4,950)	(29,212)	24,262	(83)%
Tools and subscriptions	(8,209)	(10,688)	2,479	(23)%	(15,200)	(17,578)	2,378	(14)%
Professional services	(4,515)	(3,906)	(609)	16%	(8,826)	(6,576)	(2,250)	34%
Other(1)	(5,782)	(2,626)	(3,156)	120%	(8,950)	(7,132)	(1,818)	25%
Directly attributable expenses	(72,733)	(76,638)	3,905	(5)%	(135,820)	(149,152)	13,332	(9)%
Contribution profit	$11,772	$33,195	$(21,423)	(65)%	$23,771	$64,108	$(40,337)	(63)%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs.
Net interest income
Net interest income in our Technology Platform segment of $1.0 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, relates to interest income earned on segment cash balances.
Noninterest income
Three Months. Noninterest income in our Technology Platform segment decreased by $26.1 million, or 24%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to a decline in technology services fees of $39.1 million. These results reflected the exit of a large client who fully transitioned off our platform in 2025. This was partially offset by an increase in intercompany revenue of $9.6 million, primarily attributable to increased usage of technology platform services during the 2026 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Six Months. Noninterest income in our Technology Platform segment decreased by $54.4 million, or 26%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a decline in technology services fees of $76.3 million. These results reflected the exit of a large client who fully transitioned off our platform in 2025. This was partially offset by an increase in intercompany revenue of $18.2 million, primarily attributable to increased usage of technology platform services during the 2026 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.

SoFi Technologies, Inc.

Directly attributable expenses
Three Months. Technology Platform segment directly attributable expenses decreased by $3.9 million, or 5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily attributable to a decrease in product fulfillment costs, primarily related to payment processing network association fees associated with decreased activity on the platform.
Six Months. Technology Platform segment directly attributable expenses decreased by $13.3 million, or 9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily attributable to a decrease in product fulfillment costs, primarily related to payment processing network association fees associated with decreased activity on the platform.
Total Accounts
In the table below, we present the total accounts metric related to our Technology Platform segment:

			2026 vs 2025
	June 30, 2026	June 30, 2025	Change	% Change
Total accounts	134,804,238	160,046,369	(25,242,131)	(16)%
See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Technology Platform segment.
Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution profit for the Financial Services segment:

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$249,052	$193,322	$55,730	29%	$476,792	$366,521	$110,271	30%
Noninterest income	217,226	169,211	48,015	28%	418,029	299,131	118,898	40%
Total net revenue	466,278	362,533	103,745	29%	894,821	665,652	229,169	34%
Provision for credit losses	(13,756)	(10,031)	(3,725)	37%	(22,646)	(15,670)	(6,976)	45%
Directly attributable expenses:
Compensation and benefits	(59,966)	(38,143)	(21,823)	57%	(117,391)	(80,622)	(36,769)	46%
Direct advertising	(3,659)	(8,423)	4,764	(57)%	(15,653)	(14,099)	(1,554)	11%
Lead generation	(55,372)	(33,180)	(22,192)	67%	(106,996)	(64,848)	(42,148)	65%
Product fulfillment	(30,781)	(19,036)	(11,745)	62%	(57,378)	(37,737)	(19,641)	52%
Member incentives	(31,357)	(18,003)	(13,354)	74%	(55,991)	(34,086)	(21,905)	64%
Professional services	(8,209)	(6,475)	(1,734)	27%	(17,858)	(13,732)	(4,126)	30%
Intercompany technology platform expenses	(15,088)	(13,320)	(1,768)	13%	(27,815)	(24,341)	(3,474)	14%
Other(1)	(35,414)	(27,690)	(7,724)	28%	(64,833)	(43,953)	(20,880)	48%
Directly attributable expenses	(239,846)	(164,270)	(75,576)	46%	(463,915)	(313,418)	(150,497)	48%
Contribution profit	$212,676	$188,232	$24,444	13%	$408,260	$336,564	$71,696	21%
___________________
(1)Other expenses primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Net interest income
Net interest income in our Financial Services segment increased by $55.7 million, or 29%, and $110.3 million, or 30%, for the three and six months ended June 30, 2026 compared to the same periods in 2025, which was primarily attributable to net interest income earned on our deposits which includes interest income based on our FTP framework (which is eliminated in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank.

SoFi Technologies, Inc.

Noninterest income
The table below presents revenue from contracts with customers disaggregated by type of service, as well as a reconciliation of total revenue from contracts with customers to total noninterest income for the Financial Services segment.

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Referrals, loan platform business(1)	$24,358	$22,548	$1,810	8%	$43,635	$42,248	$1,387	3%
Referrals, other(2)	3,701	2,588	1,113	43%	7,457	5,118	2,339	46%
Interchange(2)	41,059	26,502	14,557	55%	76,260	49,314	26,946	55%
Brokerage(2)	18,127	7,542	10,585	140%	33,231	14,527	18,704	129%
Net crypto transaction revenue	1,183	—	1,183	n/m	2,035	—	2,035	n/m
Other(2)(3)	9,621	2,166	7,455	344%	15,593	3,897	11,696	300%
Total net revenue from contracts with customers(4)	98,049	61,346	36,703	60%	178,211	115,104	63,107	55%
Loan platform business, other(1)	116,572	104,857	11,715	11%	235,550	177,907	57,643	32%
Other sources of revenue(5)	2,604	3,008	(404)	(13)%	4,267	6,120	(1,853)	(30)%
Total Financial Services noninterest income	$217,225	$169,211	$48,014	28%	$418,028	$299,131	$118,897	40%
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
Three Months. Noninterest income in our Financial Services segment increased by $48.0 million, or 28%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to: (i) an increase in interchange fees of $14.6 million, which coincided with increased debit card and credit card transactions; (ii) an increase in Loan Platform Business revenue of $13.5 million, primarily driven by higher loan platform fees from increased third-party loan originations for subsequent sale and higher revenue from pre-qualified borrower referrals as we continued to increase partner volume; and (iii) an increase in brokerage fees of $10.6 million reflecting both growing engagement and stronger monetization from our SoFi Invest product.
Six Months. Noninterest income in our Financial Services segment increased by $118.9 million, or 40%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to: (i) growth in our Loan Platform Business revenue of $59.0 million primarily driven by higher loan platform fees from increased third-party loan originations for subsequent sale and higher revenue from pre-qualified borrower referrals as we continued to increase partner volume; (ii) an increase in interchange fees of $26.9 million, which coincided with increased debit card and credit card transactions; and (iii) an increase in brokerage fees of $18.7 million reflecting both growing engagement and stronger monetization from our SoFi Invest product.
Provision for credit losses
Provision for credit losses in our Financial Services segment increased by $3.7 million, or 37%, and $7.0 million, or 45%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The allowance increase of $4.5 million and $5.5 million, respectively, during the three and six months ended June 30, 2026 primarily reflected growth in the credit card portfolio balances, partially offset by continued strength in credit quality of the portfolio. Net charge-offs increased driven by higher average credit card balances.

SoFi Technologies, Inc.

Directly attributable expenses
Three Months. Financial Services directly attributable expenses increased by $75.6 million, or 46%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to: (i) an increase in allocated compensation and related benefits which reflected an increase in headcount and salary in 2026 to support growth in the Financial Services segment; (ii) a net increase in direct advertising and lead generation costs as we continue to expand our Money and Invest products, and Loan Platform Business; (iii) an increase in member incentives utilized to drive adoption and usage of our Financial Services products; and (iv) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our Money product.
Six Months. Financial Services directly attributable expenses increased by $150.5 million, or 48%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to: (i) a net increase in direct advertising and lead generation costs as we continue to expand our Money and Invest products, and Loan Platform Business; (ii) an increase in allocated compensation and related benefits which reflected an increase in headcount in 2026 to support growth in the Financial Services segment; (iii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our Money product; and (iv) an increase in member incentives utilized to drive adoption and usage of our Financial Services products.
Total Products
In the table below, we present the total products metric related to our Financial Services segment:

			2026 vs 2025
	June 30, 2026	June 30, 2025	Change	% Change
Total products	21,287,615	14,861,673	6,425,942	43%
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

	Three Months Ended June 30,		2026 vs 2025		Six Months Ended June 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income (expense)	$(35,177)	$(48,426)	$13,249	(27)%	$(70,515)	$(83,933)	$13,418	(16)%
Noninterest income (loss)	(21,728)	(12,508)	(9,220)	74%	(32,071)	(25,161)	(6,910)	27%
Total net revenue (loss)	$(56,905)	$(60,934)	$4,029	(7)%	$(102,586)	$(109,094)	$6,508	(6)%

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Reportable segments directly attributable expenses	$(625,218)	$(442,996)	$(1,159,272)	$(838,057)
Intercompany expenses	27,805	18,182	52,542	34,377
Expenses not allocated to segments:
Share-based compensation expense	(76,865)	(63,256)	(148,877)	(127,012)
Employee-related costs(1)	(103,064)	(86,586)	(211,519)	(174,783)
Depreciation and amortization expense	(73,106)	(56,743)	(140,684)	(112,026)
Other corporate and unallocated expenses(2)	(150,164)	(101,318)	(284,723)	(201,515)
Total noninterest expense	$(1,000,612)	$(732,717)	$(1,892,533)	$(1,419,016)
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

SoFi Technologies, Inc.

Consolidated Balance Sheet Analysis

Assets
The following is a discussion of the significant changes in our assets, liabilities and equity between June 30, 2026 and December 31, 2025.

			2026 vs 2025
($ in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Assets
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,565,559	$5,356,773	$(1,791,214)	(33)%
Investment securities	4,225,652	2,575,607	1,650,045	64%
Total loans	47,933,382	38,037,063	9,896,319	26%
All other assets(1)	5,222,955	4,691,035	531,920	11%
Total assets	$60,947,548	$50,660,478	$10,287,070	20%
___________________
(1)All other assets includes servicing rights, property, equipment and software, goodwill, intangible assets, operating lease right-of-use assets and other assets. See the condensed consolidated balance sheets within this report.
Total assets as of June 30, 2026 were $60.9 billion, up $10.3 billion, or 20%, from December 31, 2025. The increase was primarily attributable to an increase in total loans of $9.9 billion, comprised of held for sale ($6.9 billion) driven by an increase in personal and home loan originations and an increase in our loans held for investment ($3.0 billion) which was primarily related to student loan originations. This increase was partially offset by a reduction in cash, cash equivalents of $1.8 billion. See "Cash Flow and Liquidity Analysis" for further discussion of changes in total cash, cash equivalents, restricted cash and restricted cash equivalents during the six months ended June 30, 2026.

			2026 vs 2025
($ in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Liabilities and equity
Liabilities:
Total deposits	$45,543,160	$37,505,395	$8,037,765	21%
Debt	3,300,544	1,815,162	1,485,382	82%
All other liabilities(1)	1,027,617	850,426	177,191	21%
Total liabilities	49,871,321	40,170,983	9,700,338	24%
Total equity	11,076,227	10,489,495	586,732	6%
Total liabilities and equity	$60,947,548	$50,660,478	$10,287,070	20%
___________________
(1)Other liabilities includes accounts payable, accruals and other liabilities, operating lease liabilities and residual interests classified as debt. See the condensed consolidated balance sheets within this report.
Liabilities and Equity
Total liabilities as of June 30, 2026 were $49.9 billion, up $9.7 billion, or 24%, from December 31, 2025. The increase was primarily attributable to an increase in total deposits ($8.0 billion) driven by our differentiated checking and savings account offerings and competitive APY.
Total equity as of June 30, 2026 was $11.1 billion, up $586.7 million, or 6%, from December 31, 2025. The increase was primarily attributable a decrease in accumulated deficit driven by net income during the six months ended June 30, 2026 as well as the completion of a common stock offering in January 2026.

SoFi Technologies, Inc.

Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash used in operating activities	$(6,205,438)	$(1,445,406)
Net cash used in investing activities	(5,225,196)	(3,162,691)
Net cash provided by financing activities	9,640,126	4,614,172
Cash Flows from Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities primarily stemmed from loans held for sale originations outpacing cash proceeds from loans held for sale paydowns and sales activities, partially offset by net income and paydowns on our loans previously classified as held for sale. We had principal loan originations of $21.7 billion during the period. These cash uses were partially offset by cash proceeds of principal loan payments of $7.1 billion and principal loan sales of $7.7 billion.
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
Cash Flows from Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was primarily driven by growth in our loans and AFS investment portfolio, including $5.3 billion of loan originations and $2.5 billion of AFS investment purchases, as well as net outflows related to credit cards of $45.8 million. These outflows were partially offset by $2.0 billion of proceeds from loan repayments and recoveries, $605.8 million of AFS investment sales and $345.9 million of AFS investment payments and maturities.
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
Cash Flows from Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits of $8.0 billion and $1.5 billion increase in our personal and student loan warehouse facilities as part of our normal balance sheet management as well as proceeds of $87.4 million from the common stock offering that we completed in the first quarter of 2026.
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
The following table summarizes our total liquidity reserves:

	June 30, 2026
($ in thousands)	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$3,126,237	n/a	$3,126,237
Investments in AFS debt securities(1)	3,505,491	n/a	3,505,491
Warehouse facilities(2)	7,180,000	1,488,307	5,691,693
Revolving credit facility(3)	645,000	497,400	147,600
FHLB advances(4)	1,203,245	46,700	1,156,545
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$15,709,973	$2,032,407	$13,677,566
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
(3)As of June 30, 2026, the amount utilized under the revolving credit facility includes $11.4 million utilized to secure letters of credit. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of June 30, 2026, we had $472.0 million of investments in AFS debt securities and $1.3 billion of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $1.2 billion, of which $46.7 million was utilized to secure letters of credit.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of June 30, 2026 and December 31, 2025, time deposit balances due in less than one year totaled $4.4 billion and $1.2 billion, respectively. As of June 30, 2026 and December 31, 2025, the amount of uninsured deposits totaled $1.1 billion and $1.0 billion, respectively. As of June 30, 2026, approximately 98% of our total deposits were insured.
On December 8, 2025, the Company completed an underwritten public offering of 54,545,454 shares of common stock, at an offering price of $27.50 per share. The Company received net proceeds of $1.5 billion after deducting underwriting discounts and offering costs. In January 2026, the Company completed the issuance and sale of an additional 3,209,206 shares

SoFi Technologies, Inc.

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
As of June 30, 2026, we had debt obligations and common stock outstanding.
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
We were in compliance with all covenants as of June 30, 2026.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends, including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of June 30, 2026, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.

SoFi Technologies, Inc.

Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of June 30, 2026, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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
The risk- and leverage-based capital ratios and amounts are presented below:

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Technologies(3)
CET1 risk-based capital	$9,112,892	18.7%	$8,473,542	22.8%	7.0%	n/a
Tier 1 risk-based capital	9,112,892	18.7%	8,473,542	22.8%	8.5%	n/a
Total risk-based capital	9,169,161	18.8%	8,524,272	22.9%	10.5%	n/a
Tier 1 leverage	9,112,892	16.5%	8,473,542	18.8%	4.0%	n/a
Risk-weighted assets	48,682,417		37,234,048
Quarterly adjusted average assets	55,260,718		45,007,951
SoFi Bank
CET1 risk-based capital	$7,078,531	15.2%	$5,789,629	16.4%	7.0%	6.5%
Tier 1 risk-based capital	7,078,531	15.2%	5,789,629	16.4%	8.5%	8.0%
Total risk-based capital	7,134,800	15.3%	5,840,360	16.6%	10.5%	10.0%
Tier 1 leverage	7,078,531	13.3%	5,789,629	13.5%	4.0%	5.0%
Risk-weighted assets	46,672,968		35,221,924
Quarterly adjusted average assets	53,060,989		42,755,205
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
(3)Amounts and ratios for June 30, 2026 are estimated.
As of June 30, 2026 and December 31, 2025, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since June 30, 2026 that management believes would change the categorization.
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
Factors Affecting Liquidity
The activities of our lending business are a key factor affecting our liquidity, in particular our origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to have adequate liquidity to fund our balance sheet is impacted by our ability to access new deposits, and retain and grow existing deposits, along with our ability to access whole loan buyers, sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms, and to strategically manage our continuing financial interest in securitization-related transfers. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the second quarter of 2026.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of June 30, 2026, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
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
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of June 30, 2026, we had goodwill of $1.4 billion, substantially all of which was assigned to the Technology Platform reporting unit.
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
During the second quarter of 2026, we performed a qualitative assessment for our reporting units to which goodwill is allocated to determine if, for any reporting unit, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company evaluated events and circumstances since the last goodwill assessment date to determine if it was more likely than not that the fair value of the reporting units were less than their respective carrying amounts. The factors evaluated included an assessment of macroeconomic conditions, industry and market conditions, key financial metrics, overall financial performance of the reporting unit, or any other specific events or changes. As a result of this assessment, we concluded that it was not more-likely-than-not that the fair value of any of our reporting units was below its respective carrying value as of June 30, 2026.
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

SoFi Technologies, Inc.

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
During the fourth quarter of 2025, we launched SoFi Crypto which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions and provide liquidity for the platform, we maintain an incidental inventory of crypto assets for operational purposes, none of which are held as long-term speculative investments. As of June 30, 2026, the fair value of our crypto assets held for operational purposes was immaterial to our overall consolidated financial condition.
The crypto asset market is characterized by significant price volatility and is sensitive to factors such as regulatory changes, technical developments and shifts in overall market sentiment. Historically, certain crypto assets have experienced high levels of price fluctuation, as measured by the annualized standard deviation of daily price returns. We manage our exposure to these price fluctuations through exposure monitoring and internal inventory limits. Given that our holdings are incidental, short-term in nature and immaterial, a hypothetical significant increase or decrease in the market price of crypto assets as of June 30, 2026, would not have a material impact on our consolidated results of operations.
We also recently launched SoFiUSD, our proprietary stablecoin, which is issued by our nationally chartered bank, SoFi Bank, N.A. Each SoFiUSD is redeemable 1:1 for a U.S. dollar, and SoFi or a permitted custodian maintains reserve assets in the form of U.S. currency held in cash, which are separately tracked, for the purpose of supporting SoFiUSD redemptions. The aggregate value of these reserve assets is at least equal to the outstanding supply of SoFiUSD.
Because of the nature of the related reserve assets, we do not believe SoFiUSD exposes the Company to material price risk nor foreign currency exchange rate risk. Given the structure of SoFiUSD and the nature of the related reserve assets, as well as the amount as of June 30, 2026, a hypothetical significant change in market prices or exchange rates would not have a material impact on our consolidated results of operations.
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

SoFi Technologies, Inc.

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

	Net Interest Income (Expense)
($ in thousands)	June 30, 2026	December 31, 2025
Basis point change scenario
+200	$(346,178)	$(202,098)
+100	(159,004)	(92,576)
-100	160,635	147,284
-200	339,287	261,612

	Change in Fair Value
($ in thousands)	June 30, 2026	December 31, 2025
Basis point change scenario
+200	$(2,095,012)	$(1,563,414)
+100	(1,040,813)	(766,103)
-100	1,225,167	945,703
-200	2,460,083	1,875,902
Our consolidated balance sheet is liability sensitive, given that liabilities are expected to reprice faster than assets resulting in higher net interest income in decreasing interest rate scenarios. The period over period change in sensitivity reflected in the tables above are attributed to changes in balance sheet composition and asset-liability management activities.

SoFi Technologies, Inc.

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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of June 30, 2026 based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of June 30, 2026. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.
The carrying value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans at amortized cost, for which we have recorded an allowance as of June 30, 2026.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(205,583)	$205,583
Carrying value	(5,646)	5,646
Income (loss) before income taxes	(211,229)	211,229
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same

SoFi Technologies, Inc.

counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the six months ended June 30, 2026. As of June 30, 2026, gross derivative asset and liability positions subject to master netting arrangements were $228.6 million and $10.2 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of June 30, 2026, we had total borrowing capacity under loan warehouse facilities of $7.2 billion, of which $1.5 billion was utilized. Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, controls, people (including human error or misconduct), systems (including technology failures), business continuity disruptions, external events (such as natural disasters), or failures relating to compliance, legal, regulatory, or cybersecurity matters. We manage these risks across our operations, including those arising from fraud losses associated with applications (and any related fines or monetary penalties), transaction processing, our employees, and third parties with whom we contract or otherwise do business, including service providers supporting digital asset trading, custody, settlement, or blockchain-based infrastructure. We rely on third-party computer systems and third-party providers to support and carry out certain functions on our platform, which are themselves susceptible to operational risk or which may rely on subcontractors to provide services to us that face similar risks. Any interruption in services or deterioration in the quality of the service or performance of such third-party systems or providers could be disruptive to our business and adversely affect our results of operations and the perception of the reliability of our networks and services and the quality of our brand. In addition, we may be subjected to member complaints, fines, subpoenas, civil investigative demands, litigation, disputes, regulatory investigations and other similar actions. We strive to manage operational risk, including operational risk associated with our reliance on third-party systems, through contractual provisions, our system design, and a robust third-party risk management process, which includes establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process Risk Control Self-Assessments and audit reviews to evaluate the effectiveness of internal controls. Cyber threats remain an elevated risk to operations as attacks increase in frequency and sophistication. Threat actors including nation-state actors, organized crime, insiders, and hacktivists are becoming more persistent, well-funded, and increasingly leverage AI to enhance the scale and speed of their operations. This technology lowers barriers for actors to find and exploit weaknesses while they continually evolve techniques to evade detection. While we maintain a layered system of preventive and detective controls, our exposure is heightened by potentially weaker capabilities within customer and third-party ecosystems, as well as uncertainties surrounding zero-day vulnerabilities and potential flaws in open-source or proprietary software. Our operational risk, and the amount we invest in risk management, may increase as we introduce new products and product features, and as new threat actors and evolving threat vectors, such as account takeover tactics, increase and become more sophisticated. In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have recently issued a proprietary stablecoin named SoFiUSD. The design, issuance, and operation of a stablecoin could expose us to a range of significant risks, including regulatory, operational, liquidity, technological, and reputational risks. The legal and regulatory framework governing stablecoins remains uncertain and is evolving rapidly in the United States and internationally. New or changing laws, regulations, or supervisory expectations, including the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”), could restrict or prohibit our ability to issue or offer a stablecoin, require us to obtain licenses or approvals, impose capital or reserve requirements, or subject us to additional compliance, audit and disclosure obligations, any of which could delay, limit, or prevent the delivery of SoFiUSD or materially increase its cost. In addition, the GENIUS Act requires us to establish and migrate SoFiUSD to a separately licensed or regulated entity.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On June 8, 2026, Jeremy Rishel, Chief Technology Officer, adopted a trading arrangement during an open trading window for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Rishel’s Rule 10b5-1 Trading Plan, which has a term ending on June 30, 2027, provides for the sale of up to 273,917 shares of common stock, representing the gross number of shares subject to the Rule10b5-1 Trading Plan excluding the potential effect of shares withheld for taxes, pursuant to one or more market or limit orders. The actual number of shares that may be sold will be calculated as RSU vesting and satisfaction of tax withholding obligations occur.
During the three months ended June 30, 2026, no other Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit No.	Description

10.1†	Offer Letter, dated as of November 26, 2022, by and between the Company and Kelli Keough
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SoFi Technologies, Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SoFi Technologies, Inc.
(Registrant)

Date:	August 6, 2026	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer