Form 10-Q
period 2026-09-30
SoFi Technologies, Inc.
filed 2026-11-05
CIK 1818874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 30, 2026 was 1,297,840,447 shares.

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
During the second quarter of 2026, we acquired Peach Finance, Inc., a cloud-native, API-first loan management and servicing platform; and, Composer Securities LLC, an AI-powered investing platform.
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

SoFi Technologies, Inc.

•our ability to develop new products and services, features and functionality that are competitive and meet market needs, and to successfully execute our strategy with respect to new products and features, such as our recent launch of SoFi Crypto, SoFi Big Business Banking and SoFiE, our tokenized deposit;
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

SoFi Technologies, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SoFi Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except for Share Data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,809,582	$4,929,452
Restricted cash and restricted cash equivalents	789,194	427,321
Investment securities (includes available-for-sale securities of $4,745,323 and $2,454,453 at fair value with associated amortized cost of $4,897,251 and $2,434,627, as of September 30, 2026 and December 31, 2025, respectively)	4,992,659	2,575,607
Loans held for sale (includes $33,964,793 and $22,745,783 at fair value, as of September 30, 2026 and December 31, 2025, respectively)	34,014,991	22,862,749
Loans held for investment, at fair value	18,518,655	13,657,578
Loans held for investment, at amortized cost (less allowance for credit losses of $61,114 and $50,934, as of September 30, 2026 and December 31, 2025, respectively)	1,208,597	1,516,736
Servicing rights	364,617	378,178
Property, equipment and software	558,355	416,448
Goodwill	1,425,159	1,393,505
Intangible assets	208,093	231,919
Operating lease right-of-use assets	103,117	93,941
Other assets (less allowance for credit losses of $1,007 and $2,998, as of September 30, 2026 and December 31, 2025, respectively)	2,773,757	2,177,044
Total assets	$67,766,776	$50,660,478
Liabilities and equity
Liabilities:
Deposits:
Interest-bearing deposits	$51,188,033	$37,387,350
Noninterest-bearing deposits	136,989	118,045
Total deposits	51,325,022	37,505,395
Accounts payable, accruals and other liabilities	1,167,208	743,716
Operating lease liabilities	116,010	106,190
Debt	3,862,925	1,815,162
Residual interests classified as debt	474	520
Total liabilities	56,471,639	40,170,983
Commitments, guarantees, concentrations and contingencies (Note 15)
Equity:
Common stock, $0.00 par value: 3,100,000,000 and 3,100,000,000 shares authorized; 1,296,617,325 and 1,270,568,878 shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively(1)	129	126
Additional paid-in capital	11,679,736	11,302,668
Accumulated other comprehensive income (loss)	(124,762)	10,979
Accumulated deficit	(259,966)	(824,278)
Total equity	11,295,137	10,489,495
Total liabilities and equity	$67,766,776	$50,660,478
______________
(1)Includes 100,000,000 non-voting common shares authorized and no non-voting common shares issued and outstanding as of September 30, 2026 and December 31, 2025. See Note 10. Equity for additional information.
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

	September 30, 2026	December 31, 2025
Assets
Restricted cash and restricted cash equivalents	$2,125	$2,099
Loans held for investment, at fair value	52,938	65,796
Total assets	$55,063	$67,895
Liabilities
Accounts payable, accruals and other liabilities	$130	$95
Debt	43,937	54,107
Residual interests classified as debt	474	520
Total liabilities	$44,541	$54,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In Thousands, Except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Loans and securitizations	$1,260,897	$830,156	$3,260,975	$2,281,894
Other	82,266	61,405	223,712	165,884
Total interest income	1,343,163	891,561	3,484,687	2,447,778
Interest expense
Securitizations and warehouses	21,631	29,849	50,461	87,643
Deposits	376,338	264,901	984,030	723,532
Corporate borrowings	10,800	11,595	32,126	34,527
Other	4,942	102	7,435	399
Total interest expense	413,711	306,447	1,074,052	846,101
Net interest income	929,452	585,114	2,410,635	1,601,677
Noninterest income
Loan origination, sales, securitizations and servicing	152,305	65,431	444,921	189,091
Technology products and solutions	55,679	89,707	157,489	266,940
Loan platform fees	151,164	164,897	430,349	385,052
Crypto transaction revenue	161,606	—	417,466	—
Cost of crypto transaction revenue	(159,973)	—	(413,798)	—
Net crypto transaction revenue	1,633	—	3,668	—
Other	94,866	56,451	257,081	145,543
Total noninterest income	455,647	376,486	1,293,508	986,626
Total net revenue	1,385,099	961,600	3,704,143	2,588,303
Provision for credit losses	14,738	9,199	37,388	24,912
Noninterest expense
Technology and product development	197,656	167,144	576,607	475,496
Sales and marketing	444,015	286,878	1,171,951	789,798
Cost of operations	209,740	161,423	581,002	447,380
General and administrative	201,118	188,405	615,502	510,192
Total noninterest expense	1,052,529	803,850	2,945,062	2,222,866
Income before income taxes	317,832	148,551	721,693	340,525
Income tax expense	(76,843)	(9,159)	(157,381)	(32,754)
Net income	$240,989	$139,392	$564,312	$307,771
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities, net	(112,525)	6,183	(134,779)	18,973
Foreign currency translation adjustments, net	(256)	(228)	(962)	(1,060)
Total other comprehensive income (loss)	(112,781)	5,955	(135,741)	17,913
Comprehensive income	$128,208	$145,347	$428,571	$325,684
Earnings per share (Note 16)
Earnings per share – basic	$0.19	$0.12	$0.44	$0.27
Earnings per share – diluted	$0.18	$0.11	$0.41	$0.25
Weighted average common stock outstanding – basic	1,292,541	1,171,205	1,284,450	1,125,670
Weighted average common stock outstanding – diluted	1,357,811	1,291,011	1,362,593	1,220,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2026	1,290,312,404	$128	$11,589,035	$(11,981)	$(500,955)	$11,076,227
Share-based compensation expense	—	—	94,701	—	—	94,701
Vesting of RSUs	6,510,499	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(247,600)	—	(4,289)	—	—	(4,289)
Exercise of common stock options	42,022	—	290	—	—	290
Net income	—	—	—	—	240,989	240,989
Other comprehensive loss, net of taxes	—	—	—	(112,781)	—	(112,781)
Balance at September 30, 2026	1,296,617,325	$129	$11,679,736	$(124,762)	$(259,966)	$11,295,137

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2026	1,270,568,878	$126	$11,302,668	$10,979	$(824,278)	$10,489,495
Share-based compensation expense	—	—	276,846	—	—	276,846
Vesting of RSUs	21,628,401	3	(3)	—	—	—
Stock withheld related to taxes on vested RSUs	(821,754)	—	(14,265)	—	—	(14,265)
Exercise of common stock options	416,747	—	2,887	—	—	2,887
Issuance of common stock	3,209,206	—	87,271	—	—	87,271
Employee stock purchase plan	1,615,847	—	24,332	—	—	24,332
Net income	—	—	—	—	564,312	564,312
Other comprehensive loss, net of taxes	—	—	—	(135,741)	—	(135,741)
Balance at September 30, 2026	1,296,617,325	$129	$11,679,736	$(124,762)	$(259,966)	$11,295,137

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2025	1,113,442,968	$111	$7,994,095	$3,593	$(1,137,219)	$6,860,580
Share-based compensation expense	—	—	79,416	—	—	79,416
Vesting of RSUs	7,897,490	1	(1)	—	—	—
Stock withheld related to taxes on vested RSUs	(375,786)	—	(9,958)	—	—	(9,958)
Exercise of common stock options	871,166	—	5,852	—	—	5,852
Issuance of common stock	82,733,817	8	1,698,718	—	—	1,698,726
Net income	—	—	—	—	139,392	139,392
Other comprehensive income, net of taxes	—	—	—	5,955	—	5,955
Balance at September 30, 2025	1,204,569,655	$120	$9,768,122	$9,548	$(997,827)	$8,779,963

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	1,095,357,781	$109	$7,838,988	$(8,365)	$(1,305,598)	$6,525,134
Share-based compensation expense	—	—	231,857	—	—	231,857
Vesting of RSUs	25,674,338	3	(3)	—	—	—
Stock withheld related to taxes on vested RSUs	(1,173,125)	—	(19,849)	—	—	(19,849)
Exercise of common stock options	1,004,945	—	6,647	—	—	6,647
Issuance of common stock	82,733,817	8	1,698,718	—	—	1,698,726
Employee stock purchase plan	971,899	—	11,764	—	—	11,764
Net income	—	—	—	—	307,771	307,771
Other comprehensive income, net of taxes	—	—	—	17,913	—	17,913
Balance at September 30, 2025	1,204,569,655	$120	$9,768,122	$9,548	$(997,827)	$8,779,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$564,312	$307,771
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	219,761	193,481
Depreciation and amortization	221,935	171,271
Deferred debt issuance and discount expense	8,361	8,367
Provision for credit losses	37,388	24,912
Deferred income taxes	120,665	26,558
Fair value changes in loans held for investment	308,304	(270,698)
Fair value changes in securitization investments	(414)	(1,582)
Other	6,804	9,396
Changes in loans held for sale, net	(11,298,055)	(3,982,094)
Changes in accrued interest on loans	(115,349)	(20,838)
Changes in loans previously classified as held for sale, net	676,285	673,997
Changes in servicing assets	13,561	(41,397)
Changes in other assets	(261,743)	(21,215)
Changes in other liabilities	280,593	170,791
Net cash used in operating activities	$(9,217,592)	$(2,751,280)
Investing activities
Purchases of property, equipment and software	$(265,581)	$(176,047)
Capitalized software development costs	(3,856)	(7,351)
Purchases of available-for-sale investments	(3,559,805)	(1,124,421)
Proceeds from sales of available-for-sale investments	605,815	249,488
Proceeds from maturities and paydowns of available-for-sale investments	484,107	339,013
Purchases of loans held for investment	(145,852)	(1,439,681)
Proceeds from sales of loans held for investment	—	392,607
Other changes in loans held for investment, net	(5,399,277)	(2,859,336)
Proceeds from securitization investments	94,523	49,406
Proceeds from non-securitization investments	7,303	16,334
Purchases of non-securitization investments	(54,465)	(62,167)
Acquisition of businesses, net of cash acquired	(65,041)	—
Net cash used in investing activities	$(8,302,129)	$(4,622,155)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Financing activities
Net change in deposits	$13,548,001	$7,101,294
Net change in stablecoin liability outstanding	73,542	—
Proceeds from issuance of common stock	87,387	1,700,345
Payment of common stock issuance costs	(115)	(1,620)
Net change in debt facilities	2,053,325	(359,368)
Repayment of other debt	(9,810)	(25,058)
Payment of debt issuance costs	(1,988)	(2,006)
Taxes paid related to net share settlement of share-based awards	(14,265)	(19,849)
Proceeds from stock option exercises	2,887	6,647
Proceeds from issuance of common stock under the ESPP	24,332	11,764
Finance lease principal payments	(610)	(567)
Net cash provided by financing activities	$15,762,686	$8,411,582
Effect of exchange rates on cash and cash equivalents	(962)	(1,060)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,757,997)	$1,037,087
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,356,773	2,709,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,598,776	$3,746,447

Reconciliation to amounts on condensed consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,809,582	$3,246,351
Restricted cash and restricted cash equivalents	789,194	500,096
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,598,776	$3,746,447

Supplemental non-cash investing and financing activities
Deposits credited but not yet received in cash	$1,020,625	$337,215
Share-based compensation capitalized related to internally-developed software	57,085	38,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards

Organization
SoFi is a financial services platform that was founded in 2011 to offer an innovative approach to the private student loan market by providing student loan refinancing options. The Company conducts its business through three reportable segments: Lending, Technology Platform and Financial Services. Since its founding, SoFi has expanded its lending and financial services strategy to offer personal loans, home loans, credit cards and small business loans. The Company has also developed additional financial products, such as money management and investment product offerings, and has also leveraged its financial services platform to empower other businesses. The Company has continued to expand its product offerings through strategic acquisitions. During 2020, the Company expanded its investment product offerings into Hong Kong through the acquisition of 8 Limited, and also began to operate as a platform as a service for a variety of financial service providers, providing the infrastructure to facilitate core client-facing and back-end capabilities, such as account setup, account funding, direct deposit, authorizations and processing, payments functionality and check account balance features through the acquisition of Galileo Financial Technologies. During 2022, the Company became a bank holding company and began operating as SoFi Bank, National Association, through its acquisition of Golden Pacific Bancorp, Inc., and expanded its platform to include a cloud-native digital and core banking platform with customers in Latin America through its acquisition of Technisys, allowing the Company to expand its technology platform services to a broader international market. During 2023, the Company acquired Wyndham Capital Mortgage, a fintech mortgage lender. During 2026, the Company acquired Peach Finance Inc., a cloud-native, API-first loan management and servicing platform; and Composer, a fintech company offering an AI-powered investing platform. For additional information on our recent business combinations, see Note 2. Business Combinations. For additional information on our reportable segments, see Note 17. Business Segment Information.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated statements included in our annual filing on Form 10-K filed with the SEC on February 17, 2026 (“Form 10-K”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the Company’s financial condition and results of operations and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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
Stablecoin (SoFiUSD)
SoFiUSD is our proprietary stablecoin. It is a digital asset that is designed to maintain a stable value relative to USD and be used for payment and settlement purposes. SoFiUSD exists as a digital representation of value only on certain specified cryptographically-secured distributed ledgers.
Funds received from customers from the issuance of our stablecoin represent claims which are reflected as a liability presented within Accounts payable, accruals and other liabilities on our condensed consolidated balance sheets. The Company is obligated to redeem all SoFiUSD presented by holders on a one-for-one basis in exchange for USD (net of any applicable and disclosed fees), except in limited circumstances, such as when prohibited by law or court order or instances where fraud is suspected. As such, the Company does not have an unconditional right to deny SoFiUSD redemption requests.

SoFi or a permitted custodian maintains reserve assets, which are separately tracked for the purpose of supporting SoFiUSD redemptions. The aggregate value of these reserve assets is at least equal to the outstanding supply of SoFiUSD. All reserve assets are maintained consistent with applicable law and supervisory expectations. These reserve assets may consist solely of high-quality liquid assets, which may include: (i) USD held in cash or demand deposits; and (ii) Other cash equivalents or highly liquid instruments permitted under applicable law governing payment stablecoins. The composition of reserve assets may change from time to time. We do not guarantee that reserve assets will be held in any particular form or asset class at any given time. These reserve assets may be held, in a manner consistent with applicable law and regulations, (i) directly by the Bank; and/or (ii) with regulated financial institutions, custodians, or other qualified counterparties. These reserve assets are presented within Cash and cash equivalents on our condensed consolidated balance sheets.

As of September 30, 2026, the Company has $73.5 million of SoFiUSD outstanding and an equal amount of related reserve assets in the form of USD held in cash.
Interest Income
Interest income on loans is accrued and recognized based on the contractual rate of interest within interest income—loans and securitizations in the condensed consolidated statements of operations and comprehensive income. We stop accruing interest and reverse all accrued but unpaid interest at the time a loan charges off. Loans are returned to accrual status if the loans are brought to nondelinquent status or have performed in accordance with the contractual terms for a reasonable period of time and, in management’s judgment, will continue to make scheduled periodic principal and interest payments.
Other interest income is primarily earned on our bank balances and cash reserves backing our issuance of SoFiUSD.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Crypto Transaction Revenue and Cost of Crypto Transaction Revenue
Crypto transaction revenue and cost of crypto transaction revenue relate to the income the Company earns from facilitating member purchases and sales of digital assets on SoFi’s platform.
The Company satisfies its performance obligation when control of the digital asset is transferred to or from the member’s account. In fulfilling member orders, the Company purchases digital assets from, or sells digital assets to, third-party liquidity providers before transferring the asset to or from the member. The Company records these transactions on a gross basis because it acts as the principal in the transaction. The Company concluded it is the principal because it controls the digital asset before/after transfer to/from the member, is primarily responsible for fulfillment of the transaction, and has discretion in establishing the price charged to members.
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

Note 2. Business Combinations

Acquisitions of Peach Finance, Inc. and Composer Securities, LLC
During the second quarter of 2026, the Company made two acquisitions: Peach, a cloud-native, API-first loan management and servicing platform which the Company intends to integrate within its Technology Platform segment; and Composer, a fintech company offering an AI-powered investing platform that enables users to create, test, and execute investment strategies using everyday language, with which the Company intends to enhance its investing services within the Financial Services segment. Both of these acquisitions are accounted for as business combinations. As a result, for each of these acquisitions, the respective purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the total purchase consideration over the fair value of the net assets acquired is allocated to goodwill, which is not expected to be deductible for tax purposes. The fair value estimates are subject to change for up to one year after the acquisition date as additional information becomes available.
For both Peach and Composer, we acquired all of the outstanding equity interests for cash consideration, which in the aggregate was approximately $70.1 million. The Company recorded goodwill, equal to the excess of the total purchase consideration over the fair value of the net assets acquired, of $31.7 million in the aggregate, comprising $25.8 million for Peach, which was allocated to our reporting unit within the Technology Platform reportable segment, and $5.9 million for Composer, which was allocated to a reporting unit within the Financial Services reportable segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from contracts with customers
Financial Services
Referrals, loan platform business(1)	$21,865	$18,007	$65,500	$60,255
Referrals, other(2)	4,150	3,695	11,607	8,813
Interchange(2)	51,526	29,089	127,786	78,403
Brokerage(2)	17,959	12,257	51,190	26,784
Net crypto transaction revenue(3)	1,633	—	3,668	—
Other(2)(4)	12,381	4,107	27,974	8,004
Total financial services(5)	109,514	67,155	287,725	182,259
Technology Platform
Technology services	52,400	88,023	151,696	263,585
Other(4)	1,482	1,613	7,056	3,219
Total technology platform(5)	53,882	89,636	158,752	266,804
Total net revenue from contracts with customers	163,396	156,791	446,477	449,063
Other sources of revenue
Loan origination, sales, securitizations and servicing	152,305	65,431	444,921	189,091
Loan platform business, other(1)	129,299	146,890	364,849	324,797
Other	10,647	7,374	37,261	23,675
Total other sources of revenue	292,251	219,695	847,031	537,563
Total noninterest income	$455,647	$376,486	$1,293,508	$986,626
_____________________
(1) Presented within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.
(2) Presented within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
(3) For the three months ended September 30, 2026, total crypto transaction revenue is comprised of $161.6 million of Crypto transaction revenue and $160.0 million in Cost of crypto transaction revenue. For the nine months ended September 30, 2026, total crypto transaction revenue is comprised of $417.5 million of Crypto transaction revenue and $413.8 million in Cost of crypto transaction revenue.
(4) Financial Services includes revenues from wire fee income, enterprise services, SoFi Plus subscriptions and equity capital markets services. Technology Platform includes revenues from software licenses and associated services, and payment network fees for serving as a transaction card program manager for enterprise customers that are the program marketers for separate card programs.
(5) Revenue from contracts with customers is presented within noninterest income—technology products and solutions and noninterest income—other in the condensed consolidated statements of operations and comprehensive income. Related primarily to technology platform services, we had deferred revenue of $7,063 and $8,535 as of September 30, 2026 and December 31, 2025, respectively, which are presented within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets. We recognized revenue of $3,760 and $2,319 during the three months ended September 30, 2026 and 2025, respectively, and recognized revenue of $8,827 and $7,223 during the nine months ended September 30, 2026 and 2025, respectively, associated with deferred revenue within noninterest income—technology products and solutions in the condensed consolidated statements of operations and comprehensive income.
Contract Balances
As of September 30, 2026 and December 31, 2025, accounts receivable, net associated with revenue from contracts with customers was $63,663 and $56,154, respectively, reported within other assets in the condensed consolidated balance sheets.

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
During the three and nine months ended September 30, 2026, we recognized associated amortization expense of $15,521 and $46,014, respectively. During the three and nine months ended September 30, 2025, we recognized associated amortization expense of $14,847 and $37,650, respectively.

Note 4. Loans

As of September 30, 2026, our loan portfolio consisted of (i) loans held for sale, including personal loans, which are measured at fair value under the fair value option or at lower of amortized cost or fair value; home loans and small business loans, which are measured at fair value under the fair value option, (ii) loans held for investment, including student loans, which are measured at fair value under the fair value option, and (iii) loans held for investment, including secured loans, credit cards, and commercial and consumer banking loans, which are measured at amortized cost. Below is a disaggregated presentation of our loans, inclusive of fair value adjustments and accrued interest income and net of the allowance for credit losses, as applicable:

	September 30, 2026	December 31, 2025
Loans held for sale
At fair value
Personal loans(1)	$32,140,509	$21,540,668
Home loans	1,812,294	1,205,115
Small business loans	11,990	—
Total loans held for sale, at fair value	33,964,793	22,745,783
At lower of amortized cost or fair value
Personal loans(2)	50,198	116,966
Total loans held for sale, at lower of amortized cost or fair value	50,198	116,966
Total loans held for sale	34,014,991	22,862,749
Loans held for investment
Student loans(3)	18,518,655	13,657,578
Total loans held for investment, at fair value	18,518,655	13,657,578
Secured loans	504,819	873,981
Credit card	520,823	467,854
Commercial and consumer banking:
Commercial real estate	166,408	159,265
Commercial and industrial	3,271	4,161
Residential real estate and other consumer	13,276	11,475
Total commercial and consumer banking	182,955	174,901
Total loans held for investment, at amortized cost(4)	1,208,597	1,516,736
Total loans held for investment	19,727,252	15,174,314
Total loans	$53,742,243	$38,037,063
_____________________
(1) Includes credit card with personal loan rollover loans. See Note 12. Fair Value Measurements for additional information.
(2) Includes loans originated as part of the loan platform business on behalf of third party partners.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(3) Includes $3.5 billion and $4.4 billion of student loans covered by financial guarantees, and $52.9 million and $65.8 million of student loans in consolidated VIEs as of September 30, 2026 and December 31, 2025, respectively.
(4) See Note 5. Allowance for Credit Losses herein, and Note 1. Organization, Summary of Significant Accounting Policies and New Accounting Standards under the heading “Allowance for Credit Losses” in our Annual Report on Form 10-K for additional information on our loans at amortized cost as it pertains to the allowance for credit losses.

Loans Measured at Fair Value
The following table summarizes the aggregate fair value of our loans for which we elected the fair value option. See Note 12. Fair Value Measurements for the assumptions used in our fair value model.

	Personal Loans	Student Loans	Home Loans	Small Business Loans	Total
September 30, 2026
Unpaid principal balance	$30,902,941	$18,067,482	$1,777,471	$11,481	$50,759,375
Accumulated interest	213,783	102,620	8,102	69	324,574
Cumulative fair value adjustments	1,023,785	348,553	26,721	440	1,399,499
Total fair value of loans(1)	$32,140,509	$18,518,655	$1,812,294	$11,990	$52,483,448
December 31, 2025
Unpaid principal balance	$20,243,217	$12,875,440	$1,133,329	$—	$34,251,986
Accumulated interest	151,079	58,277	4,888	—	214,244
Cumulative fair value adjustments	1,146,372	723,861	66,898	—	1,937,131
Total fair value of loans(1)	$21,540,668	$13,657,578	$1,205,115	$—	$36,403,361
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

	Personal Loans	Student Loans	Home Loans	Small Business Loans	Total
September 30, 2026
Unpaid principal balance	$130,703	$23,314	$1,318	$—	$155,335
Accumulated interest	6,453	569	41	—	7,063
Cumulative fair value adjustments(1)	(107,415)	(15,961)	(443)	—	(123,819)
Fair value of loans 90 days or more delinquent (2)	$29,741	$7,922	$916	$—	$38,579
December 31, 2025
Unpaid principal balance	$104,486	$18,141	$920	$—	$123,547
Accumulated interest	5,286	384	—	—	5,670
Cumulative fair value adjustments(1)	(85,843)	(13,512)	(377)	—	(99,732)
Fair value of loans 90 days or more delinquent (2)	$23,929	$5,013	$543	$—	$29,485
__________________
(1) Our fair value assumption for annual default rate incorporates fair value markdowns on loans beginning when they are 10 days or more delinquent, with additional markdowns at 30, 60 and 90 days past due. We record the initial fair value measurement and subsequent measurement changes in fair value in the period in which the changes occur within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. As such, the $123.8 million fair value adjustment as of September 30, 2026 has been recorded in noninterest income—loan origination, sales, securitizations and servicing in the respective periods in which 10, 30, 60, and 90 days of delinquency occurred. See our Annual Report on Form 10-K for further discussion of the policies for determining the fair value of our loan portfolios.
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
There were no loan securitization transfers, other than those related to our Loan Platform Business, that qualified for sale accounting treatment during the three and nine months ended September 30, 2026 and 2025.
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
During the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, we did not have any deconsolidation of debt on personal loans. During the nine months ended September 30, 2025 we had deconsolidation of debt on personal loans of $13.2 million, for which the impact on earnings from this deconsolidation was immaterial.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table summarizes our current whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$—	$175,586	$—	$1,488,934
Receivable	—	—	—	—
Servicing assets recognized	—	11,340	—	91,782
Repurchase liabilities recognized	—	(402)	—	(2,202)
Total consideration	—	186,524	—	1,578,514
Aggregate unpaid principal balance and accrued interest of loans sold	—	175,761	—	1,489,459
Realized gain	$—	$10,763	$—	$89,055
Student loans
Fair value of consideration received:
Cash	$—	$405,538	$—	$405,538
Servicing assets recognized	—	11,221	—	11,221
Repurchase liabilities recognized	—	(38)	—	(38)
Total consideration	—	416,721	—	416,721
Aggregate unpaid principal balance and accrued interest of loans sold	—	393,579	—	393,579
Realized gain	$—	$23,142	$—	$23,142
Home loans
Fair value of consideration received:
Cash	$1,430,847	$596,969	$3,043,204	$1,715,820
Servicing assets recognized	9,678	4,968	25,185	11,984
Repurchase liabilities recognized	(369)	(992)	(2,475)	(3,135)
Total consideration	1,440,156	600,945	3,065,914	1,724,669
Aggregate unpaid principal balance and accrued interest of loans sold	1,390,021	585,131	2,988,988	1,686,995
Realized gain	$50,135	$15,814	$76,926	$37,674
The following table summarizes our delinquent whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$7,202	$7,199	$21,495	$21,599
Servicing assets recognized	6,398	6,298	18,964	18,908
Repurchase liabilities recognized	(108)	(99)	(331)	(270)
Total consideration	13,492	13,398	40,128	40,237
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	95,973	94,636	283,789	284,168
Realized loss	$(82,481)	$(81,238)	$(243,661)	$(243,931)
__________________
(1) During the three and nine months ended September 30, 2026, includes $90.0 million and $268.7 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. During the three and nine months ended

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
September 30, 2025, includes $90.0 million and $270.0 million, respectively, of aggregate unpaid principal balance sold related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the three and nine months ended September 30, 2026, $53.9 million and $168.1 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2025, $62.4 million and $189.1 million, respectively, of unpaid principal balance was recorded in prior periods as a reduction in fair value in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of September 30, 2026 and 2025, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
The following tables summarize loans originated and subsequently sold as part of our Loan Platform Business, which are loans that we originate on behalf of a third party for which we receive a fee.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$3,557,393	$3,361,315	$9,573,387	$7,278,568
Servicing assets recognized	24,636	25,024	66,298	53,657
Repurchase liabilities recognized	(4,779)	(3,466)	(12,150)	(6,683)
Total consideration	3,577,250	3,382,873	9,627,535	7,325,542
Aggregate carrying amount and accrued interest of loans sold(1)	3,461,354	3,236,745	9,290,840	7,010,167
Loan fees, net(2)	91,260	121,104	270,397	261,718
Servicing assets recognized	24,636	25,024	66,298	53,657
Loan platform fees recognized(3)	$115,896	$146,128	$336,695	$315,375
_____________________
(1)Includes unpaid principal balance of $3.5 billion and $9.5 billion for the three and nine months ended September 30, 2026, respectively, and $3.3 billion and $7.1 billion for the three and nine months ended September 30, 2025, respectively.
(2)Represents loan platform fees earned less the repurchase liabilities recognized at the time of sale.
(3)Recorded in noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Home Loans(1)
Fair value of consideration received:
Cash	$196,051	$—	$196,051	$—
Servicing assets recognized	984	—	984	—
Repurchase liabilities recognized	(62)	—	(62)	—
Total consideration	196,973	—	196,973	—
Aggregate carrying amount and accrued interest of loans sold(2)	189,885	—	189,885	—
Loan fees, net(3)	5,313	—	5,313	—
Servicing assets recognized	984	—	984	—
Loan platform fees recognized(4)	$6,297	$—	$6,297	$—
_____________________
(1)Comprised of home equity loans.
(2)Includes unpaid principal balance of $189.4 million for the three and nine months ended September 30, 2026, respectively.
(3)Represents loan platform fees earned less the repurchase liabilities recognized at the time of sale.
(4)Recorded in noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Small Business Loans
Fair value of consideration received:
Cash	$15,346	$—	$15,346	$—
Servicing assets recognized	—	—	—	—
Repurchase liabilities recognized	(1)	—	(1)	—
Total consideration	15,345	—	15,345	—
Aggregate carrying amount and accrued interest of loans sold(1)	14,819	—	14,819	—
Loan fees, net(2)	526	—	526	—
Servicing assets recognized	—	—	—	—
Loan platform fees recognized(3)	$526	$—	$526	$—
_________________
(1)Includes unpaid principal balance of $14.8 million for the three and nine months ended September 30, 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash(1)	$(61)	$152	$395	$(474)
Securitization investments retained(2)	50,520	25,706	209,960	103,180
Servicing assets recognized	363	188	1,511	741
Repurchase liabilities recognized	(60)	(25)	(258)	(90)
Total consideration	50,762	26,021	211,608	103,357
Aggregate carrying amount and accrued interest of loans sold(3)	50,403	25,195	206,284	100,067
Gain from loan sales(4)	$359	$826	$5,324	$3,290
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
(3)Includes unpaid principal balance of $50.6 million and $208.9 million for the three and nine months ended September 30, 2026, respectively, and $25.6 million and $101.5 million for the three and nine months ended September 30, 2025, respectively.
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
The following table presents information about the unpaid principal balances of loans originated by us and subsequently transferred, but with which we have continuing involvement:

	Personal Loans	Student Loans	Home Loans	Small Business Loans	Total
September 30, 2026
Loans in delinquency (30+ days past due)	$299,705	$18,969	$64,096	$—	$382,770
Total loans in delinquency	523,105	39,274	64,096	—	626,475
Total transferred loans serviced(1)	16,476,811	2,070,224	8,999,150	772	27,546,957
December 31, 2025
Loans in delinquency (30+ days past due)	$235,479	$30,523	$49,819	$—	$315,821
Total loans in delinquency	396,827	57,225	49,819	—	503,871
Total transferred loans serviced(1)	13,215,980	2,653,191	7,037,366	—	22,906,537
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
The following table presents additional information about the servicing cash flows received and net charge-offs related to loans originated by us and subsequently transferred, but with which we have a continuing involvement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personal loans
Servicing fees collected from transferred loans	$36,155	$23,630	$108,456	$60,539
Charge-offs, net of recoveries, of transferred loans	244,794	173,532	707,679	452,389
Student loans
Servicing fees collected from transferred loans	2,684	4,662	8,843	14,330
Charge-offs, net of recoveries, of transferred loans	7,352	9,658	28,997	33,449
Home loans
Servicing fees collected from transferred loans	5,726	4,975	16,009	13,581
Charge-offs, net of recoveries, of transferred loans	—	—	—	—
Small Business Loans
Servicing fees collected from transferred loans	—	—	—	—
Charge-offs, net of recoveries, of transferred loans	—	—	—	—
Total
Servicing fees collected from transferred loans	$44,565	$33,267	$133,308	$88,450
Charge-offs, net of recoveries, of transferred loans	252,146	183,190	736,676	485,838

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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans Measured at Amortized Cost
Loan Portfolio Composition and Aging
The following table presents the amortized cost basis of our credit card and commercial and consumer banking portfolios (excluding accrued interest, deferred origination costs and before the allowance for credit losses) by either current status or delinquency status:

		Delinquent Loans
	Current	30–59 Days	60–89 Days	≥ 90 Days(1)	Total Delinquent Loans	Total Loans(2)
September 30, 2026
Secured loans	$503,949	$—	$—	$—	$—	$503,949
Credit card	537,744	6,604	5,440	12,721	24,765	562,509
Commercial and consumer banking:
Commercial real estate	166,893	641	—	—	641	167,534
Commercial and industrial	3,412	—	—	—	—	3,412
Residential real estate and other consumer(3)	13,266	—	—	3	3	13,269
Total commercial and consumer banking	183,571	641	—	3	644	184,215
Total loans	$1,225,264	$7,245	$5,440	$12,724	$25,409	$1,250,673
December 31, 2025
Secured loans	$872,253	$—	$—	$—	$—	$872,253
Credit card	483,803	4,650	3,713	9,161	17,524	501,327
Commercial and consumer banking:
Commercial real estate	159,854	—	373	—	373	160,227
Commercial and industrial	4,048	57	—	73	130	4,178
Residential real estate and other consumer(3)	11,536	—	—	—	—	11,536
Total commercial and consumer banking	175,438	57	373	73	503	175,941
Total loans	$1,531,494	$4,707	$4,086	$9,234	$18,027	$1,549,521
______________
(1)Generally, all of the credit cards ≥ 90 days past due continued to accrue interest. As of the dates indicated, credit card, commercial and consumer banking loans on nonaccrual status were immaterial.
(2)For credit card, the balance is presented before allowance for credit losses of $59,219 and $49,205 as of September 30, 2026 and December 31, 2025, respectively; accrued interest of $14,819 and $7,045 as of September 30, 2026 and December 31, 2025, respectively; and deferred origination costs of $2,713 and $8,687 as of September 30, 2026 and December 31, 2025, respectively. For secured loans, the balance is presented before accrued interest of $870 and $1,728 as of September 30, 2026 and December 31, 2025, respectively. For commercial and consumer banking, the balance is presented before allowance for credit losses of $1,895 and $1,729 as of September 30, 2026 and December 31, 2025, respectively; and accrued interest of $635 and $689 as of September 30, 2026 and December 31, 2025, respectively.
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

FICO	September 30, 2026	December 31, 2025
≥ 800	$49,919	$47,275
780 – 799	29,712	26,942
760 – 779	30,463	29,154
740 – 759	35,612	34,503
720 – 739	44,166	44,021
700 – 719	54,730	56,155
680 – 699	63,223	60,183
660 – 679	65,856	56,007
640 – 659	59,164	45,315
620 – 639	42,459	32,084
600 – 619	25,173	20,397
≤ 599	62,032	49,291
Total credit card	$562,509	$501,327
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost basis of our commercial and consumer banking portfolio (excluding accrued interest and before the allowance for credit losses) by origination year and credit quality indicator:

	Term Loans by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans
Commercial real estate
Pass	$17,257	$34,877	$30,396	$16,052	$23,328	$24,800	$146,710	$—
Watch	—	—	761	—	6,507	1,152	8,420	—
Special mention	—	—	2,418	2,894	—	777	6,089	—
Substandard	—	—	—	2,195	2,579	1,541	6,315	—
Total commercial real estate	17,257	34,877	33,575	21,141	32,414	28,270	167,534	—
Commercial and industrial
Pass	—	—	99	28	—	2,481	2,608	795
Watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9	9	—
Total commercial and industrial	—	—	99	28	—	2,490	2,617	795
Residential real estate and other consumer
Pass	238	250	—	—	—	4,453	4,941	8,328
Watch	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total residential real estate and other consumer	238	250	—	—	—	4,453	4,941	8,328
Total commercial and consumer banking	$17,495	$35,127	$33,674	$21,169	$32,414	$35,213	$175,092	$9,123

Secured Loans
The amortized cost basis (excluding accrued interest) of our secured loans were $503.9 million and $872.3 million as of September 30, 2026 and December 31, 2025, respectively. Secured loans are term loan arrangements secured by underlying loans owned by the debtor, which were previously originated, sold and in most cases continue to be serviced by the Company. The borrowers of our secured loans are generally financial institutions, and the underlying collateral are personal loans originated by the Company. The duration of these secured loans align with the underlying collateral, the majority of which have a term of 7 years or less. Our secured loans were originated in 2023, 2024, and 2025, are all current and there have been no charge-offs since origination.
We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of September 30, 2026 and December 31, 2025, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

Note 5. Allowance for Credit Losses

Our allowance for credit losses represents our current estimate of expected credit losses over the remaining contractual life of certain financial assets, including credit cards as well as commercial and consumer banking loans, which relate to our Financial Services segment, and accounts receivables primarily related to our Technology Platform segment. Given our methods of collecting funds on servicing receivables, our historical experience of infrequent write offs, and that we have not observed meaningful changes in our counterparties’ ability to pay, we determined that the future exposure to credit losses on

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
servicing related receivables was immaterial. See our Annual Report on Form 10-K for further discussion of the methodology and policies for determining our allowance for credit losses for each of our loan portfolios.
The following table presents changes in our allowance for credit losses:

	Credit Card(1)	Commercial and Consumer Banking(1)	Accounts Receivable(1)
Three Months Ended September 30, 2026
Balance at June 30, 2026	$54,560	$1,899	$2,557
Provision for credit losses(2)	14,658	80	194
Net charge-offs(3)	(9,999)	(84)	(1,744)
Balance at September 30, 2026	$59,219	$1,895	$1,007
Three Months Ended September 30, 2025
Balance at June 30, 2025	$45,515	$2,323	$3,178
Provision for credit losses(2)	9,536	(337)	53
Net charge-offs(3)	(6,398)	(5)	(111)
Balance at September 30, 2025	$48,653	$1,981	$3,120
Nine Months Ended September 30, 2026
Balance at December 31, 2025	$49,205	$1,729	$2,998
Provision for credit losses(2)	36,872	516	303
Net charge-offs(3)	(26,858)	(350)	(2,294)
Balance at September 30, 2026	$59,219	$1,895	$1,007
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$44,350	$2,334	$2,444
Provision for credit losses(2)	25,256	(344)	820
Net charge-offs(3)	(20,953)	(9)	(144)
Balance at September 30, 2025	$48,653	$1,981	$3,120
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
(3)During the three and nine months ended September 30, 2026, recoveries of amounts previously reserved related to credit cards were $1,675 and $4,494, respectively. During the three and nine months ended September 30, 2025, recoveries of amounts previously reserved related to credit cards were $1,079 and $2,648, respectively. There were immaterial recoveries of amounts previously reserved related to commercial and consumer banking loans during the three and nine months ended September 30, 2026 and 2025. During the three and nine months ended September 30, 2026, recoveries of amounts previously reserved related to accounts receivable were $30 and $2,094, respectively. During the three and nine months ended September 30, 2025, recoveries of amounts previously reserved related to accounts receivable were $126 and $482, respectively.
Credit card: During the three and nine months ended September 30, 2026, accrued interest receivables written off by reversing interest income were $2.8 million and $7.2 million, respectively. During the three and nine months ended September 30, 2025, accrued interest receivables written off by reversing interest income were $1.5 million and $4.9 million, respectively.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 6. Investment Securities

The following table presents our investments in AFS debt securities:

	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
September 30, 2026
U.S. Treasury securities	$640,354	$3,647	$—	$(37,329)	$606,672
Agency mortgage-backed securities	4,193,133	10,604	1,181	(130,073)	4,074,845
Corporate bonds	60	1	—	(1)	60
Asset-backed bonds(2)	10,337	45	—	(45)	10,337
Residual investments(2)	2,412	23	—	(162)	2,273
Other asset-backed securities(3)	50,000	313	50	—	50,363
Other(4)	955	3	—	(185)	773
Total investments in AFS debt securities	$4,897,251	$14,636	$1,231	$(167,795)	$4,745,323
December 31, 2025
U.S. Treasury securities	$74,540	$1,115	$166	$(465)	$75,356
Agency mortgage-backed securities	2,335,501	5,095	15,362	(1,352)	2,354,606
Corporate bonds	184	3	—	(2)	185
Asset-backed bonds(2)	19,626	83	—	(6)	19,703
Residual investments(2)	3,825	38	—	(93)	3,770
Other(4)	951	8	—	(126)	833
Total investments in AFS debt securities	$2,434,627	$6,342	$15,528	$(2,044)	$2,454,453
_____________________
(1) As of September 30, 2026 and December 31, 2025, we concluded that there was no credit loss attributable to securities in unrealized loss positions, as (i) approximately 99% and 99% of the amortized cost basis of our investments as of September 30, 2026 and December 31, 2025, respectively, was composed of U.S. Treasury securities and agency mortgage-backed securities, which are of high credit quality and have no risk of credit-related impairment due to the nature of the counterparties and history of no credit losses, and (ii) we have not identified factors indicating credit-related impairment for the remaining investments and expect that the contractual principal and interest payments will be received. Additionally, we do not intend to sell the securities in loss positions nor is it more likely than not that we will be required to sell the securities prior to recovery of the amortized cost basis.
(2) These assets represent the carrying value of our holdings in VIEs wherein we were not deemed the primary beneficiary, classified as AFS debt securities. See Note 7. Securitization and Variable Interest Entities for additional information.
(3) Includes collateralized loan obligations.
(4) Includes state municipal bond securities.
The following table presents information about our investments in AFS debt securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
U.S. Treasury securities	$606,672	$(37,329)	$—	$—	$606,672	$(37,329)
Agency mortgage-backed securities	3,800,215	(128,648)	15,792	(1,425)	3,816,007	(130,073)
Corporate bonds	—	—	60	(1)	60	(1)
Asset-backed bonds	10,337	(45)	—	—	10,337	(45)
Residual investments	—	—	2,273	(162)	2,273	(162)
Other	—	—	773	(185)	773	(185)
Total investments in AFS debt securities	$4,417,224	$(166,022)	$18,898	$(1,773)	$4,436,122	$(167,795)

December 31, 2025
U.S. Treasury securities	$49,962	$(465)	$—	$—	$49,962	$(465)
Agency mortgage-backed securities	202,845	(497)	19,661	(855)	222,506	(1,352)
Corporate bonds	—	—	185	(2)	185	(2)
Asset-backed bonds	19,703	(6)	—	—	19,703	(6)
Residual investments	3,770	(93)	—	—	3,770	(93)
Other	—	—	834	(126)	834	(126)
Total investments in AFS debt securities	$276,280	$(1,061)	$20,680	$(983)	$296,960	$(2,044)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the amortized cost and fair value of our investments in AFS debt securities by contractual maturity:

	Due Within One Year	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
September 30, 2026
Investments in AFS debt securities—Amortized cost:
U.S. Treasury securities	$—	$148,941	$491,413	$—	$640,354
Agency mortgage-backed securities	6	46,447	36,076	4,110,604	4,193,133
Corporate bonds	—	60	—	—	60
Asset-backed bonds	—	—	10,337	—	10,337
Residual investments	—	—	2,412	—	2,412
Other asset-backed securities	—	—	—	50,000	50,000
Other	—	—	955	—	955
Total investments in AFS debt securities	$6	$195,448	$541,193	$4,160,604	$4,897,251
Weighted average yield for investments in AFS debt securities(1)	0.98%	4.12%	4.30%	4.70%	4.63%

Investments in AFS debt securities—Fair value(2):
U.S. Treasury securities	$—	$142,211	$460,814	$—	$603,025
Agency mortgage-backed securities	6	45,287	34,323	3,984,625	4,064,241
Corporate bonds	—	59	—	—	59
Asset-backed bonds	—	—	10,292	—	10,292
Residual investments	—	—	2,250	—	2,250
Other asset-backed securities	—	—	—	50,050	50,050
Other	—	—	770	—	770
Total investments in AFS debt securities	$6	$187,557	$508,449	$4,034,675	$4,730,687
_____________________
(1) The weighted average yield represents the effective yield for the investment securities owned at the end of the period and is computed based on the amortized cost of each security.
(2) Presentation of fair values of our investments in AFS debt securities by contractual maturity excludes total accrued interest of $14.6 million as of September 30, 2026.
Gross realized gains and losses on our investments in AFS debt securities were $140 and $762, respectively, during the three months ended September 30, 2026, and $8,573 and $1,460, respectively, during the nine months ended September 30, 2026. Gross realized gains and losses on our investments in AFS debt securities were $249 and $54, respectively, during the three months ended September 30, 2025, and $3,142 and $188, respectively, during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, and 2025, there were no transfers between classifications of our investments in AFS debt securities. See Note 10. Equity for unrealized gains and losses on our investments in AFS debt securities and amounts reclassified out of AOCI.

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
As of September 30, 2026 and December 31, 2025, we had one consolidated VIE, respectively, on our condensed consolidated balance sheets. During the nine months ended September 30, 2026, we did not exercise any securitization clean up calls related to consolidated VIEs. The assets of consolidated VIEs that were included in our condensed consolidated balance sheets may only be used to settle obligations of consolidated VIEs and were in excess of those obligations as of September 30, 2026 and December 31, 2025. Intercompany balances are eliminated upon consolidation.
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
As of September 30, 2026 and December 31, 2025, we had investments in 26 and 22 nonconsolidated VIEs, respectively. During the nine months ended September 30, 2026, we established six nonconsolidated trusts and called two nonconsolidated trusts.
The following table presents the carrying value of Company assets associated with these nonconsolidated VIEs as of the dates presented.

	September 30, 2026	December 31, 2025
Securitization investments	$259,946	$144,627
Secured loans	504,819	873,981
Servicing rights	37,993	72,077
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

	September 30, 2026	December 31, 2025
Personal loans	$237,595	$117,322
Student loans	22,351	27,305
Securitization investments(1)	$259,946	$144,627
_____________________
(1)As of September 30, 2026, includes $10.3 million and $2.3 million of asset-backed bonds and residual investments, respectively, classified as available for sale. See Note 6. Investment Securities for additional information.
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
The Company's funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Company's maximum exposure to loss as a result of its involvement is limited to the carrying amounts of the investments, including the unfunded commitments, which are included in other assets and accounts payable, accruals and other liabilities, respectively, in the condensed consolidated balance sheets. Our investments were $120.3 million and $53.5 million as of September 30, 2026 and December 31, 2025, respectively. The unfunded commitments, included as part of our investments, were $97.2 million and $47.2 million as of September 30, 2026 and December 31, 2025, respectively, the majority of which are expected to be funded over the next 3 years.
The Company accounts for its LIHTC investments under the proportional amortization method. Under this method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense.
The related tax credits and other benefits recognized, as well as the amortization of the related investments were immaterial for the three and nine months ended September 30, 2026 and 2025, respectively.

Note 8. Deposits

We offer deposit accounts to our members through SoFi Bank, which include interest-bearing deposits and noninterest-bearing deposits.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Below is a disaggregated presentation of our deposits:

	September 30, 2026	December 31, 2025
Savings deposits	$38,979,148	$32,461,228
Demand deposits	4,558,318	3,685,409
Time deposits(1)	7,650,567	1,240,713
Total interest-bearing deposits(2)	51,188,033	37,387,350
Noninterest-bearing deposits	136,989	118,045
Total deposits	$51,325,022	$37,505,395
_____________________
(1) As of September 30, 2026 and December 31, 2025, the amount of time deposits that exceeded the insured limit (referred to as “uninsured deposits”) totaled $30,469 and $26,317, respectively.
(2) As of September 30, 2026 and December 31, 2025, includes brokered deposits of $7,808,670 and $1,402,355, respectively. Brokered deposits consist of time deposits and demand deposits.
As of September 30, 2026, future maturities of our total time deposits were as follows:

Remainder of 2026	$4,238,444
2027	3,406,204
2028	5,525
2029	367
2030	27
Thereafter	—
Total	$7,650,567

Note 9. Debt

The following table summarizes the components of our debt:

	September 30, 2026					December 31, 2025
Borrowing Description	Total Collateral(1)	Stated Interest Rate(2)	Termination/Maturity(3)	Total Capacity	Total Outstanding(4)	Total Outstanding
Debt Facilities
Personal loan warehouse facilities	$1,303,462	4.49% – 5.10%	June 2027 – October 2028	$3,700,000	$1,092,886	$—
Student loan warehouse facilities	1,122,148	4.40% – 5.06%	May 2027 – August 2029	3,480,000	960,439	—
Revolving credit facility(5)		5.51%	April 2028	645,000	486,000	486,000
Other Debt
Convertible senior notes, due 2026(6)		—%	October 2026		428,022	428,022
Convertible senior notes, due 2029(7)		1.25%	March 2029		862,500	862,500
Other financing(8)	1,255,573			981,983	—	—
Securitizations
Student loan securitizations	52,672	3.09% – 3.73%	August 2048		43,937	54,107
Total, before unamortized debt issuance costs, premiums and discounts					$3,873,784	$1,830,629
Less: unamortized debt issuance costs, premiums and discounts(9)					(10,859)	(15,467)
Total debt					$3,862,925	$1,815,162
_________________
(1)As of September 30, 2026, represents the total of the unpaid principal balances within each debt category, with the exception of the risk retention warehouse facilities, which include securitization-related investments carried at fair value. In addition, certain securitization interests that eliminate in consolidation are pledged to risk retention warehouse facilities. Collateral balances relative to debt balances may vary period to period due to the timing of the next scheduled payment to the warehouse facility.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(2)For variable-rate debt, the ranges of stated interest rates are based on the interest rates in effect as of September 30, 2026. The interest on our variable-rate debt is typically designed as a reference rate plus a spread. Reference rates as of September 30, 2026 included overnight SOFR, one-month SOFR and commercial paper rates determined by the facility lenders. As debt arrangements are renewed, the reference rate and/or spread are subject to change. Unused commitment fees ranging from 0 to 50 bps on our various warehouse facilities are recognized within noninterest expense—general and administrative in our condensed consolidated statements of operations and comprehensive income.
(3)For securitization debt, the maturity of the notes issued by the various trusts occurs upon either the maturity of the loan collateral or full payment of the loan collateral held in the trusts. Our maturity date represents the legal maturity of the last class of maturing notes. Securitization debt matures as loan collateral payments are made.
(4)There were no debt discounts issued during the nine months ended September 30, 2026.
(5)As of September 30, 2026, $10.6 million of the revolving credit facility total capacity was not available for general borrowing purposes because it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Additionally, the interest rate presented is the interest rate on standard withdrawals on our revolving credit facility, while same-day withdrawals incur interest based on the prime rate.
(6)The original issue discount and debt issuance costs related to the convertible senior notes due 2026 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three and nine months ended September 30, 2026, total interest expense on the convertible notes was $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2025, total interest expense on the convertible notes was $0.5 million and $1.4 million, respectively. For all periods, interest expense was related to amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2026, the effective interest rate was 0.43% and 0.43%, respectively. For the three and nine months ended September 30, 2025, the effective interest rate was 0.42% and 0.43%, respectively. As of September 30, 2026 and December 31, 2025, unamortized debt discount and issuance costs were $0.1 million and $1.5 million, respectively, and the net carrying amount was $427.9 million and $426.6 million, respectively.
(7)The original issue discount and debt issuance costs related to the convertible senior notes due 2029 are amortized into interest expense—corporate borrowings in the condensed consolidated statements of operations and comprehensive income using the effective interest method over the contractual term of the notes. For the three and nine months ended September 30, 2026, total interest expense on the convertible notes was $3.8 million and $11.3 million, respectively, which was composed of $2.7 million and $8.1 million, respectively, of contractual interest expense and $1.1 million and $3.2 million, respectively, of amortization of discounts and issuance costs; and the effective interest rate was 1.74% and 1.75%, respectively. For the three and nine months ended September 30, 2025, total interest expense on the convertible notes was $3.8 million and $11.3 million, respectively, which was composed of $2.7 million and $8.1 million, respectively, of contractual interest expense and $1.1 million and $3.2 million, respectively, of amortization of discounts and issuance costs; and the effective interest rate was 1.73% and 1.75%, respectively. As of September 30, 2026 and December 31, 2025, unamortized debt discount and issuance costs were $10.8 million and $14.0 million, respectively, and the net carrying amount was $851.7 million and $848.5 million, respectively.
(8)As of September 30, 2026, includes $838.5 million of loans and $417.1 million of investment securities pledged as collateral to secure $932.0 million of available borrowing capacity with the FHLB, of which $47.5 million was not available as it was utilized to secure letters of credit. Refer to our letter of credit disclosures in Note 15. Commitments, Guarantees, Concentrations and Contingencies for more details. Also includes unsecured available borrowing capacity of $50.0 million with correspondent banks.
(9)As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs related to revolving debt of $0.7 million and $1.0 million, respectively, was reported in other assets in the condensed consolidated balance sheets.
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
Following the election notice date of April 15, 2026, we will settle any conversions by a combination of cash up to the aggregate principal amount of the 2026 convertible notes, and shares of our common stock for any conversion consideration in excess of the principal amount of the 2026 convertible notes, based on the applicable conversion rate(s). Any shares of common stock issued are expected to be partially offset by the settlement of the 2026 capped calls, which the Company will settle in net shares. Refer to Note 10. Equity herein and to Note 12. Debt to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for additional information on our borrowing arrangements and the capped call transactions entered into in connection with the issuance of our convertible notes.
As of September 30, 2026, $428.0 million aggregate principal amount of the 2026 convertible notes remained outstanding. Subsequently, upon maturity of the 2026 convertible notes on October 15, 2026, the Company settled this remaining obligation entirely in cash and the associated 2026 capped calls expired unexercised and without value.
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
Conversion
During the three months ended September 30, 2026, a conditional conversion feature of the 2029 convertible notes was met. Specifically, the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. As a result of this condition being met, the 2029 convertible notes are convertible, in whole or in part, at the option of the holders from October 1, 2026 to December 31, 2026. Through November 5, 2026, no holder elected to convert their notes. Whether the 2029 convertible notes will be convertible following December 31, 2026 will depend on the continued satisfaction of this conversion condition or another conversion condition in the future.
Material Changes to Debt Arrangements
During the nine months ended September 30, 2026, we did not open any warehouse facilities, and no warehouse facilities matured. We closed two warehouse facilities with a maximum available capacity of $650.0 million.
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
We act as a guarantor for our wholly-owned subsidiaries in several arrangements in the case of default. As of September 30, 2026, we have not identified any risks of nonpayment by our wholly-owned subsidiaries.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Maturities of Borrowings
Future maturities of our outstanding debt with scheduled payments, which included our revolving credit facility and convertible notes, were as follows:

September 30, 2026
Remainder of 2026	$428,022
2027	—
2028	486,000
2029	862,500
2030	—
Thereafter	—
Total	$1,776,522

Note 10. Equity

Permanent Equity
On June 1, 2021, the Company’s common stock began trading on the Nasdaq Global Select Market under the ticker symbol “SOFI”. Pursuant to SoFi Technologies’ Certificate of Incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock, with a par value of $0.0001 per share, and 100,000,000 shares of non-voting common stock, with a par value of $0.0001 per share. As of September 30, 2026, the Company had 1,296,617,325 shares of common stock and no shares of non-voting common stock issued and outstanding.
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
The Company reserved the following common stock for future issuance:

	September 30, 2026	December 31, 2025
Outstanding stock options, restricted stock units and performance stock units	60,992,477	69,314,034
Possible future issuance under stock plans	186,085,803	124,357,791
Conversion of convertible notes(1)	—	19,096,202
Total common stock reserved for future issuance	247,078,280	212,768,027
____________________
(1)Represents the number of common stock issuable upon conversion of convertible note principal at the conversion rate in effect at the balance sheet date. As of December 31, 2025, we would have settled conversions by paying or delivering, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, based on the applicable conversion rate(s). As of September 30, 2026, following the April 15, 2026 election notice date, we will settle any conversions by a combination of cash up to the aggregate principal amount of the 2026 convertible notes, and shares of our common stock for any conversion consideration in excess of the principal amount of the 2026 convertible notes, based on the applicable conversion rate(s). Any shares of common stock issued are expected to be partially offset by the settlement of the 2026 capped calls, which the Company will settle in

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
net shares. As of September 30, 2026, we did not anticipate any incremental spread, as our common stock price was below the conversion price for the 2026 convertible notes. See Note 9. Debt for additional information.
Dividends
Common stockholders and non-voting common stockholders are entitled to dividends when and if declared by the Board of Directors and subject to government regulation over banks and bank holding companies. There were no dividends declared or paid to common stockholders during the nine months ended September 30, 2026 and 2025.
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
Accumulated Other Comprehensive Income (Loss)
AOCI primarily consists of accumulated net unrealized gains or losses associated with our investments in AFS debt securities and foreign currency translation adjustments. The following table presents the rollforward of AOCI, inclusive of the changes in the components of other comprehensive income (loss):

	AFS Debt Securities	Foreign Currency Translation Adjustments	Total
Three Months Ended September 30, 2026
AOCI, beginning balance	$(11,914)	$(67)	$(11,981)
Other comprehensive loss before reclassifications(1)	(112,651)	(256)	(112,907)
Amounts reclassified from AOCI into earnings	126	—	126
Net current-period other comprehensive income (loss)(2)	(112,525)	(256)	(112,781)
AOCI, ending balance	$(124,439)	$(323)	$(124,762)
Three Months Ended September 30, 2025
AOCI, beginning balance	$3,431	$162	$3,593
Other comprehensive income (loss) before reclassifications(1)	6,421	(228)	6,193
Amounts reclassified from AOCI into earnings	(238)	—	(238)
Net current-period other comprehensive income (loss)(2)	6,183	(228)	5,955
AOCI, ending balance	$9,614	$(66)	$9,548

Nine Months Ended September 30, 2026
AOCI, beginning balance	$10,340	$639	$10,979
Other comprehensive loss before reclassifications	(129,170)	(962)	(130,132)
Amounts reclassified from AOCI into earnings	(5,609)	—	(5,609)
Net current-period other comprehensive (loss)(1)(2)	(134,779)	(962)	(135,741)
AOCI, ending balance	$(124,439)	$(323)	$(124,762)
Nine Months Ended September 30, 2025
AOCI, beginning balance	$(9,359)	$994	$(8,365)
Other comprehensive income (loss) before reclassifications	20,319	(1,060)	19,259
Amounts reclassified from AOCI into earnings	(1,346)	—	(1,346)
Net current-period other comprehensive income (loss)(1)(2)	18,973	(1,060)	17,913
AOCI, ending balance	$9,614	$(66)	$9,548
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
(2)Includes a tax impact of $38.2 million and $45.7 million during the three and nine months ended September 30, 2026, respectively. There were no material tax impacts during any other of the periods presented.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 11. Derivative Financial Instruments

The following table presents the gains (losses) recognized on our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps(1)	$684,156	$12,507	$1,057,204	$(189,801)
Home loan pipeline hedges(1)	50,049	(6,311)	50,737	(9,168)
Derivative contracts to manage future loan sale execution risk	734,205	6,196	1,107,941	(198,969)
Interest rate swaps(1)(2)	728	66	1,633	(1,268)
IRLCs(1)	(8,626)	1,261	(7,520)	10,088
Total	$726,307	$7,523	$1,102,054	$(190,149)
_____________________
(1) Recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
(2) Represents gains (losses) on derivative contracts to manage securitization investment interest rate risk.
The following table presents information about derivative instruments subject to enforceable master netting arrangements:

	September 30, 2026		December 31, 2025
	Gross Derivative Assets	Gross Derivative Liabilities	Gross Derivative Assets	Gross Derivative Liabilities
Interest rate swaps	$303	$(2,372)	$61,583	$(133)
Home loan pipeline hedges	33,062	(29)	—	(4,547)
Total, gross	33,365	(2,401)	61,583	(4,680)
Derivative netting	(332)	332	(133)	133
Total, net(1)	$33,033	$(2,069)	$61,450	$(4,547)
_____________________
(1) As of September 30, 2026 and December 31, 2025, we had a cash collateral requirement related to these instruments of $2,069 and $3,364, respectively.
The following table presents the notional amount of derivative contracts outstanding:

	September 30, 2026	December 31, 2025
Derivative contracts to manage future loan sale execution risk:
Interest rate swaps	$32,025,000	$19,113,953
Home loan pipeline hedges	1,362,000	1,244,000
Interest rate swaps(1)	—	21,047
IRLCs(2)	685,850	532,172
Total	$34,072,850	$20,911,172
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
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 12. Fair Value Measurements

Recurring Fair Value Measurements
The following table summarizes, by level within the fair value hierarchy, the estimated fair values of our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	September 30, 2026				December 31, 2025
	Fair Value				Fair Value
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury securities	$606,672	$—	$—	$606,672	$75,356	$—	$—	$75,356
Agency mortgage-backed securities(1)	—	4,074,845	—	4,074,845	—	2,354,606	—	2,354,606
Corporate bonds(1)	—	60	—	60	—	185	—	185
Other asset-backed securities(1)	—	50,363	—	50,363	—	—	—	—
Other(1)	—	773	—	773	—	833	—	833
Asset-backed bonds(2)	—	216,639	—	216,639	—	113,272	—	113,272
Residual investments(2)	—	—	43,307	43,307	—	—	31,355	31,355
Investment securities(3)	606,672	4,342,680	43,307	4,992,659	75,356	2,468,896	31,355	2,575,607
Loans at fair value(4)	—	510,958	51,972,490	52,483,448	—	204,133	36,199,228	36,403,361
Servicing rights	—	—	364,617	364,617	—	—	378,178	378,178
Third party warrants(5)(6)	—	—	540	540	—	—	540	540
Derivative assets(5)(7)(8)	—	33,365	—	33,365	—	61,583	—	61,583
IRLCs(5)(9)	—	—	2,451	2,451	—	—	9,971	9,971
Student loan commitments(5)(9)	—	—	33,273	33,273	—	—	28,779	28,779
Personal loan commitments(5)(9)	—	—	4,469	4,469	—	—	—	—
Total assets(11)	$606,672	$4,887,003	$52,421,147	$57,914,822	$75,356	$2,734,612	$36,648,051	$39,458,019
Liabilities
Debt(10)	$—	$43,937	$—	$43,937	$—	$54,107	$—	$54,107
Residual interests classified as debt	—	—	474	474	—	—	520	520
Derivative liabilities(5)(7)(8)	—	2,401	—	2,401	—	4,680	—	4,680
Total liabilities	$—	$46,338	$474	$46,812	$—	$58,787	$520	$59,307
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
(8)Home loan pipeline hedges represent TBAs used as economic hedges of loan fair values and are classified as Level 2, as we rely on quoted market prices from similar loan pools that transact in the marketplace. Interest rate swaps are classified as Level 2, because these financial instruments do not trade in active markets with observable prices, but rely on observable inputs other than quoted prices. As of September 30, 2026 and December 31, 2025, interest

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
rate swaps were valued using the overnight SOFR curve and the implied volatilities suggested by the SOFR rate curve. These were determined to be observable inputs from active markets.
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
(10)The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments. As of September 30, 2026 and December 31, 2025, the unpaid principal related to debt measured at fair value was $46,510 and $56,255, respectively. For the three and nine months ended September 30, 2026, gains from changes in fair value were immaterial. For the three and nine months ended September 30, 2025, gains from changes in fair value were immaterial. The estimated amounts of gains (losses) included in earnings attributable to changes in instrument-specific credit risk, which were derived principally from observable changes in credit spread as observed in the bond market and default assumptions, were immaterial for the three and nine months ended September 30, 2026 and 2025.
(11)During the fourth quarter of 2025, the Company launched SoFi Crypto which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions, we maintain an incidental inventory of crypto assets for operational purposes. As of September 30, 2026 and December 31, 2025, the fair value of our crypto assets were immaterial. These assets are presented within other assets and categorized as Level 1 as of September 30, 2026 and December 31, 2025.

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

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	June 30, 2026	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2026
Assets
Personal loans	$27,505,290	$(458,273)	$4,323	$(13,492)	$9,033,789	$(4,031,866)	$(28,734)	$32,011,037	$(354,888)
Credit card with personal loan rollover (1)	—	(3,382)	—	—	104,262	(6,485)	35,077	129,472	(3,370)
Small business loans	—	509	—	—	12,372	(891)	—	11,990	441
Student loans	16,920,564	(383,950)	58,944	—	2,922,068	(1,018,376)	19,405	18,518,655	(361,278)
Home loans	1,772,511	(21,009)	—	(746,542)	360,456	(68,229)	4,149	1,301,336	(15,154)
Loans at fair value(2)	46,198,365	(866,105)	63,267	(760,034)	12,432,947	(5,125,847)	29,897	51,972,490	(734,249)
Servicing rights(3)	364,318	3,434	2,436	—	42,059	(47,630)	—	364,617	3,730
Residual investments(4)	43,626	496	3,501	(335)	—	(3,981)	—	43,307	399
IRLCs(4)	11,077	(1,048)	—	—	—	(7,578)	—	2,451	2,451
Student loan commitments(5)	23,549	25,402	—	—	—	(15,678)	—	33,273	33,273
Personal loan commitments(5)	8,723	(489)	—	—	—	(3,765)	—	4,469	4,469
Third party warrants(6)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(4)	(510)	23	—	—	—	13	—	(474)	23
Net impact on earnings		$(838,287)

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	January 1, 2026	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2026
Assets
Personal loans	$21,540,668	$(904,074)	$10,457	$(40,343)	$22,040,379	$(10,605,061)	$(30,989)	$32,011,037	$(36,388)
Credit card with personal loan rollover (1)	—	(3,382)	—	—	104,262	(6,485)	35,077	129,472	(4,482)
Small business loans	—	509	—	—	12,372	(891)	—	11,990	441
Student loans	13,657,578	(442,644)	145,819	—	8,222,536	(3,100,805)	36,171	18,518,655	(317,125)
Home loans	1,000,982	16,959	—	(746,542)	1,174,175	(147,139)	2,901	1,301,336	30,417
Loans at fair value(2)	36,199,228	(1,332,632)	156,276	(786,885)	31,553,724	(13,860,381)	43,160	51,972,490	(327,137)
Servicing rights(3)	378,178	7,250	7,480	—	112,942	(141,233)	—	364,617	7,948
Residual investments(4)	31,355	1,429	19,402	(855)	—	(8,024)	—	43,307	1,199
IRLCs(4)	9,971	(1,224)	—	—	—	(6,296)	—	2,451	2,451
Student loan commitments(5)	28,779	27,427	—	—	—	(22,933)	—	33,273	33,273
Personal loan commitments(5)	—	4,469	—	—	—	—	—	4,469	4,469
Third party warrants(6)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(4)	(520)	(20)	—	—	—	66	—	(474)	(20)
Net impact on earnings		$(1,293,301)

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	June 30, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2025
Assets
Personal loans	$19,603,937	$(89,669)	$12,418	$(265,004)	$4,118,992	$(2,664,165)	$(892)	$20,715,617	$18,212
Student loans	10,741,641	20,061	540,798	(376,545)	1,491,724	(590,472)	780	11,827,987	75,792
Home loans	259,361	25,439	—	—	352,253	(6,137)	—	630,916	20,055
Loans at fair value(2)	30,604,939	(44,169)	553,216	(641,549)	5,962,969	(3,260,774)	(112)	33,174,520	114,059
Servicing rights(3)	375,006	(7,465)	2,350	(5,220)	59,039	(40,184)	—	383,526	(7,465)
Residual investments(4)	31,230	163	2,411	—	—	(1,840)	—	31,964	163
IRLCs(5)	10,054	11,315	—	—	—	(10,054)	—	11,315	11,315
Student loan commitments(5)	1,138	11,964	—	—	—	(1,138)	—	11,964	11,964
Third party warrants(6)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(4)	(554)	(15)	—	—	—	39	—	(530)	(15)
Net impact on earnings		$(28,207)

	Fair Value at							Fair Value at	Changes in unrealized gains (losses) included in earnings related to assets and liabilities held at period end
	January 1, 2025	Impact on Earnings	Purchases	Sales	Issuances	Settlements	Other Changes	September 30, 2025
Assets
Personal loans	$17,532,396	$(173,524)	$17,348	$(1,750,423)	$12,615,833	$(7,524,095)	$(1,918)	$20,715,617	$525,240
Student loans	8,597,368	245,991	1,439,768	(376,545)	3,676,513	(1,757,484)	2,376	11,827,987	383,591
Home loans	85,568	38,869	—	(266,469)	785,478	(12,530)	—	630,916	38,207
Loans at fair value(2)	26,215,332	111,336	1,457,116	(2,393,437)	17,077,824	(9,294,109)	458	33,174,520	947,038
Servicing rights(3)	342,128	(23,316)	9,560	(13,001)	188,293	(120,138)	—	383,526	(23,316)
Residual investments(4)	25,394	1,498	10,493	(313)	—	(5,108)	—	31,964	1,498
IRLCs(5)	1,227	29,443	—	—	—	(19,355)	—	11,315	11,315
Student loan commitments(5)	6,042	13,573	—	—	—	(7,651)	—	11,964	11,964
Third party warrants(6)	540	—	—	—	—	—	—	540	—
Liabilities
Residual interests classified as debt(4)	(609)	(62)	—	—	—	141	—	(530)	(62)
Net impact on earnings		$132,472
_____________________
(1)Credit Card with Personal Loan Rollover is a product that allows members to consolidate their credit card balances to SoFi for a period of time, after which any remaining balance automatically converts to a personal loan.
(2)For loans at fair value, purchases reflect consideration and relate to previously transferred loans. Purchase activity included elective repurchases of $483.3 million and $1,288.2 million during the three and nine months ended September 30, 2025, respectively. There were no elective repurchases during the three and nine months ended September 30, 2026. Purchase activity also included securitization clean-up calls of $58.8 million and $145.4 million during the three and nine months ended September 30, 2026, respectively, and $57.5 million and $151.6 million during the three and nine months ended September 30, 2025, respectively. The remaining purchases during the periods presented related to standard representations and warranties pursuant to our various loan sale agreements. Sales reflect consideration received on loans sold during the period. Issuances represent the unpaid principal balance of loans originated. Settlements represent principal payments made on loans during the period. Other changes represent fair value adjustments that impact the balance sheet primarily associated with loan commitments funded during the period, capitalized interest, whole loan strategic repurchases, clean-up calls and consolidated securitizations. Impacts on earnings for loans at fair value are recorded within interest income—loans and securitizations, within noninterest income—loan origination, sales, securitizations and servicing, and within noninterest expense—general and administrative in the condensed consolidated statements of operations and comprehensive income.
(3)For servicing rights, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
(4)For residual investments, sales include the derecognition of investments associated with securitization clean-up calls. The estimated amounts of gains and losses for residual investments included in earnings attributable to changes in instrument-specific credit risk were immaterial during the periods presented. For residual investments and residual interests classified as debt, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income, a portion of which is subsequently reclassified to interest expense—securitizations and warehouses for residual interests classified as debt and to interest income—loans and securitizations for residual investments, but does not impact the liability or asset balance, respectively.
(5)For IRLCs, student loan commitments and personal loan commitments, settlements reflect funded loans during the period multiplied by the respective IRLC, student loan commitment or personal loan commitment price in effect at the beginning of the quarter. For IRLCs, student loan commitments and personal loan commitments, impacts on earnings are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income.
(6)For third party warrants, impacts on earnings are recorded within noninterest income—other in the condensed consolidated statements of operations and comprehensive income.
Loans at Fair Value
Gains and losses recognized in earnings include changes in accumulated interest and fair value adjustments on loans originated during the period and on loans held at the balance sheet date, as well as loan charge-offs. Changes in fair value are primarily impacted by valuation assumption changes as well as sales price execution. The estimated amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk were $(36,170) and $(19,980) during the three and nine months ended September 30, 2026, respectively, and $(623) and $113,130 during the three and nine months ended September 30, 2025, respectively. The gains (losses) attributable to instrument-specific credit risk were estimated by incorporating our current default and loss severity assumptions for the loans. These assumptions are based on historical performance, market trends and performance expectations over the term of the underlying instrument.
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Loans
The following key unobservable assumptions were used in the fair value measurement of our loans:

	September 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Personal loans
Conditional prepayment rate	18.2% – 27.9%	25.9%	18.3% – 30.7%	26.9%
Annual default rate	4.3% – 13.9%	5.1%	3.7% – 37.9%	4.5%
Discount rate	5.4% – 7.3%	5.6%	4.4% – 6.6%	4.5%
Credit card with personal loan rollover
Conditional prepayment rate	15.6% – 16.7%	15.9%	n/m	n/m
Annual default rate	5.7% – 6.1%	5.8%	n/m	n/m
Discount rate	6.9% – 7.1%	7.0%	n/m	n/m
Payment rate	1.0% – 4.6%	1.3%	n/m	n/m
Small business loans
Conditional prepayment rate	24.1% – 24.1%	24.1%	n/m	n/m
Annual default rate	12.6% – 12.6%	12.6%	n/m	n/m
Discount rate	9.4% – 9.4%	9.4%	n/m	n/m
Student loans
Conditional prepayment rate	7.6% – 14.1%	10.2%	9.6% – 12.9%	11.2%
Annual default rate	0.5% – 3.2%	0.9%	0.4% – 6.4%	0.7%
Discount rate	4.9% – 7.6%	5.1%	3.7% – 8.2%	3.9%
Home loans
Conditional prepayment rate	8.3% – 13.3%	13.0%	6.2% – 20.7%	13.6%
Annual default rate	0.5% – 4.6%	0.6%	0.1% – 7.4%	0.6%
Discount rate	6.6% – 6.9%	6.6%	4.9% – 8.5%	5.9%
_____________________
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
•Payment rate — For credit card with personal loan rollover, we estimate payment rates, which represent the proportion of the principal balance expected to be paid off prior to the conversion to a personal loan. An increase in the principal payment rate, in isolation, would result in a decrease in a fair value measurement. The weighted average assumption was weighted based on relative fair value.
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
The following key unobservable inputs were used in the fair value measurement of our classes of servicing rights:

	September 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Personal loans
Market servicing costs	0.2% – 1.7%	0.3%	0.1% – 1.1%	0.3%
Conditional prepayment rate	17.8% – 35.4%	25.7%	15.0% – 39.4%	24.3%
Annual default rate	1.0% – 39.7%	5.0%	1.0% – 18.0%	5.0%
Discount rate	8.5% – 19.4%	11.0%	8.5% – 19.0%	10.1%
Student loans
Market servicing costs	0.1% – 0.5%	0.2%	0.1% – 0.3%	0.2%
Conditional prepayment rate	8.6% – 17.5%	13.5%	6.4% – 15.1%	12.5%
Annual default rate	0.3% – 3.7%	1.1%	0.3% – 3.7%	0.9%
Discount rate	8.5% – 8.5%	8.5%	8.5% – 8.5%	8.5%
Home loans
Market servicing costs	0.7% – 0.9%	0.7%	0.1% – 0.2%	0.1%
Conditional prepayment rate	4.2% – 15.0%	8.1%	4.7% – 21.5%	8.7%
Annual default rate	0.1% – 0.4%	0.1%	0.0% – 0.1%	0.0%
Discount rate	10.1% – 13.3%	10.4%	9.3% – 10.0%	9.3%
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The following table presents the estimated decrease to the fair value of our servicing rights if the key assumptions had each of the below adverse changes:

	September 30, 2026	December 31, 2025
Market servicing costs
2.5 basis points increase	$(9,007)	$(8,825)
5.0 basis points increase	(18,036)	(17,675)
Conditional prepayment rate
10% increase	$(10,621)	$(11,650)
20% increase	(19,874)	(22,653)
Annual default rate
10% increase	$(1,025)	$(1,015)
20% increase	(2,043)	(2,020)
Discount rate
100 basis points increase	$(7,267)	$(6,646)
200 basis points increase	(14,083)	(12,925)
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
The following key unobservable inputs were used in the fair value measurements of our residual investments and residual interests classified as debt:

	September 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
Residual investments
Conditional prepayment rate	9.3% – 35.9%	23.8%	11.9% – 36.5%	21.2%
Annual default rate	0.8% – 10.6%	5.0%	0.7% – 8.6%	3.5%
Discount rate	5.5% – 30.0%	13.1%	5.1% – 30.0%	11.9%
Residual interests classified as debt
Conditional prepayment rate	10.6% – 10.6%	10.6%	12.0% – 12.0%	12.0%
Annual default rate	1.1% – 1.1%	1.1%	1.1% – 1.1%	1.1%
Discount rate	9.5% – 9.5%	9.5%	9.5% – 9.5%	9.5%
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

	September 30, 2026		December 31, 2025
	Range	Weighted Average	Range	Weighted Average
IRLCs
Loan funding probability(1)	40.0% – 94.5%	78.9%	58.6% – 75.6%	69.7%
Student loan commitments
Loan funding probability(1)	39.0% – 99.0%	86.0%	89.0% – 99.0%	94.5%
Personal loan commitments
Loan funding probability(1)	38.0% – 84.0%	45.0%	n/m	n/m
___________________
(1)The aggregate amount of student loans we committed to fund was $766,414 and $437,470 as of September 30, 2026 and December 31, 2025, respectively. The aggregate amount of personal loans we committed to fund was $102,695 as of September 30, 2026. As of December 31, 2025, we had no personal loan commitments. See Note 11. Derivative Financial Instruments for the aggregate notional amount associated with IRLCs.
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
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Financial Instruments Not Measured at Fair Value
The following table summarizes the carrying values and estimated fair values, by level within the fair value hierarchy, of our assets and liabilities that are not measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets
Cash and cash equivalents(1)	$2,809,582	$2,809,582	$—	$—	$2,809,582
Restricted cash and restricted cash equivalents(1)	789,194	789,194	—	—	789,194
Loans(2)	1,258,795	—	—	1,277,259	1,277,259
Other investments(3)	171,723	—	171,723	—	171,723
Total assets	$5,029,294	$3,598,776	$171,723	$1,277,259	$5,047,758
Liabilities
Deposits(4)	$51,325,022	$—	$51,325,689	$—	$51,325,689
Debt(5)	3,818,988	1,938,215	2,539,325	—	4,477,540
Stablecoin liability outstanding(6)	73,542	—	73,542	—	73,542
Total liabilities	$55,217,552	$1,938,215	$53,938,556	$—	$55,876,771
December 31, 2025
Assets
Cash and cash equivalents(1)	$4,929,452	$4,929,452	$—	$—	$4,929,452
Restricted cash and restricted cash equivalents(1)	427,321	427,321	—	—	427,321
Loans(2)	1,633,702	—	—	1,670,391	1,670,391
Other investments(3)	146,204	—	146,204	—	146,204
Total assets	$7,136,679	$5,356,773	$146,204	$1,670,391	$7,173,368
Liabilities
Deposits(4)	$37,505,395	$—	$37,506,689	$—	$37,506,689
Debt(5)	1,761,055	2,997,347	486,000	—	3,483,347
Total liabilities	$39,266,450	$2,997,347	$37,992,689	$—	$40,990,036
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
(5)The carrying value of our debt is net of unamortized discounts and debt issuance costs. The fair value of our convertible notes was classified as Level 1, as it was based on an observable market quote. The estimated fair value of our 2026 convertible notes was $427.0 million and $554.1 million as of September 30, 2026 and December 31, 2025, respectively. The estimated fair value of our 2029 convertible notes was $1.5 billion and $2.4 billion as of September 30, 2026 and December 31, 2025, respectively. The fair values of our warehouse facility debt and revolving credit facility debt were classified as Level 2 based on market factors and credit factors specific to these financial instruments. The fair value of our securitization debt was classified as Level 2 and valued using a discounted cash flow model, with key inputs relating to the underlying contractual coupons, terms, discount rate and expectations for defaults and prepayments.
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
Nonrecurring Fair Value Measurements
Investments in equity securities of $54,017 and $51,083 as of September 30, 2026 and December 31, 2025, respectively, which are presented within other assets in the condensed consolidated balance sheets, include investments for which fair values are not readily determinable, which we elect to measure using the measurement alternative method of accounting. The fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of unobservable

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
inputs in the fair value measurements. The balances were primarily composed of investments of $27,500 and $20,000 as of September 30, 2026 and December 31, 2025, respectively, valued under the measurement alternative method.

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
Compensation and Benefits
Share-based compensation expense related to stock options, RSUs, PSUs and the ESPP is presented within the following line items in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Technology and product development	$23,630	$24,553	$77,374	$70,437
Sales and marketing	5,133	5,052	15,834	15,700
Cost of operations	4,875	3,544	14,352	10,312
General and administrative	37,246	33,320	112,201	97,032
Total	$70,884	$66,469	$219,761	$193,481
Total compensation and benefits, inclusive of share-based compensation expense, was $335.6 million and $1.0 billion for the three and nine months ended September 30, 2026, respectively, and $293.7 million and $832.1 million for the three and nine months ended September 30, 2025, respectively. Compensation and benefits expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
Stock Options
The following is a summary of stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2026	13,748,914	$7.95	2.2
Exercised	(416,747)	6.93
Outstanding as of September 30, 2026	13,332,167	$7.98	1.5
Exercisable as of September 30, 2026	13,332,167	$7.98	1.5
As of September 30, 2026, there was no unrecognized compensation cost related to unvested stock options.
Restricted Stock Units
RSUs, inclusive of DSUs, are equity awards granted to employees that entitle the holder to shares of our common stock when the awards vest. RSUs are measured based on the fair value of our common stock on the date of grant.
The following table summarizes RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	45,221,279	$11.57
Granted	23,594,106	17.86
Vested(1)	(21,628,401)	11.11
Forfeited	(4,045,031)	12.40
Outstanding as of September 30, 2026	43,141,953	$15.17
________________________
(1)The total fair value, based on grant date fair value, of RSUs that vested during the nine months ended September 30, 2026 was $240.3 million.
As of September 30, 2026, there was $609.4 million of unrecognized compensation cost related to unvested RSUs, inclusive of DSUs, which will be recognized over a weighted average period of approximately 2.3 years.
Performance Stock Units
PSUs are equity awards granted to employees that, upon vesting, entitle the holder to shares of our common stock. The following table summarizes PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2026	10,343,841	$11.50
Granted	2,093,352	20.76
Forfeited	(7,918,836)	9.33
Outstanding as of September 30, 2026	4,518,357	$16.13
Compensation cost associated with PSUs with a cliff vest is recognized using the straight-line method for the three-year performance period. Compensation cost associated with PSUs with a graded-vesting is recognized using the accelerated attribution method for each of the three vesting tranches over the respective derived service period. We determined the grant-date fair value of PSUs utilizing a Monte Carlo simulation model.
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
As of September 30, 2026, there was $68.4 million of unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of approximately 2.0 years.
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

	Nine Months Ended September 30,
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

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
As of September 30, 2026, there was $1.9 million of unrecognized compensation cost related to the ESPP, to be recognized over the remainder of the six-month offering period ending in December 2026.

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
For the three and nine months ended September 30, 2026, we recorded income tax expense of $76,843 and $157,381, respectively. For the three and nine months ended September 30, 2025, we recorded income tax expense of $9,159 and $32,754, respectively. The income tax expense recognized in both periods was primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. For the three and nine months ended September 30, 2026 and September 30, 2025, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits from stock compensation.
There were no material changes to our unrecognized tax benefits during the nine months ended September 30, 2026.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the nine months ended September 30, 2026, we continue to maintain a valuation allowance in certain jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

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
Occupancy
Occupancy-related costs, which primarily relate to the operations of our leased office spaces, were $8.4 million and $29.7 million during the three and nine months ended September 30, 2026, respectively, and $8.4 million and $24.5 million during the three and nine months ended September 30, 2025, respectively. Occupancy-related expenses are presented within the following categories of expenses within noninterest expense: (i) technology and product development, (ii) sales and marketing, (iii) cost of operations, and (iv) general and administrative in the condensed consolidated statements of operations and comprehensive income.

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
Smith v. SoFi Securities LLC and SoFi Technologies, Inc. In June 2026, SoFi Securities LLC and SoFi Technologies, Inc. were served with a complaint filed in the United States District Court for the Northern District of California by a SoFi Securities LLC customer. The plaintiff is seeking class certification and alleges in his amended complaint that defendants breached their contractual obligations and violated the implied covenant of good faith and fair dealing by paying negligible or no interest to SoFi Securities LLC customers who participated in Apex Clearing Corporation’s bank deposit sweep program. Plaintiffs seek unspecified damages. On September 25, 2026, SoFi Securities LLC filed a motion to dismiss the amended complaint which is pending. At this point, we are unable to estimate the possible loss arising from this matter. We intend to vigorously defend ourselves against the allegations in the complaint.
SoFi and its subsidiaries, including SoFi Bank, also are or may be subject to potential liability under other contingent exposures, including self-insurance and other miscellaneous contingencies.
Guarantees
We have three types of repurchase obligations that we account for as financial guarantees, which are disclosed in our Annual Report on Form 10-K.
As of September 30, 2026 and December 31, 2025, we accrued liabilities within accounts payable, accruals and other liabilities in the condensed consolidated balance sheets of $13.7 million and $18.4 million, respectively, related to our estimated

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
repurchase obligation. The corresponding charges for changes in the estimated obligation are recorded within noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income or within noninterest income—loan platform fees in the condensed consolidated statements of operations and comprehensive income in connection with transfers of loans held for sale and carried at the lower of amortized cost or fair value as part of our Loan Platform Business. As of September 30, 2026 and December 31, 2025, the amounts associated with loans sold that were subject to the terms and conditions of our repurchase obligations totaled $17.1 billion and $15.7 billion, respectively.
As of September 30, 2026 and December 31, 2025, we had a total of $3.2 million and $4.7 million, respectively, in letters of credit outstanding with financial institutions, which were issued for the purpose of securing certain of our operating lease obligations. A portion of the letters of credit was collateralized by $0.7 million and $1.3 million of our cash as of September 30, 2026 and December 31, 2025, respectively, which is included within restricted cash and restricted cash equivalents in the condensed consolidated balance sheets.
As of September 30, 2026 and December 31, 2025, we had a total of $47.5 million and $46.7 million, respectively, in letters of credit outstanding with the FHLB, which serve as collateral for public deposits and were collateralized by loans.
Commitments
As part of our community reinvestment initiatives, we have a commitment to fund a line of credit to be used to finance housing and stimulate economic development in low- to moderate-income communities. As of September 30, 2026, we funded $8.7 million of loans, which are presented within loans held for investment, at amortized cost in the condensed consolidated balance sheets, and had $21.3 million of the total $30.0 million commitment outstanding.
Digital Assets Under Custody
As part of the SoFi Crypto business, we are obligated to securely store all digital assets that are held in custodial products on behalf of customers. As such, we may be liable to our users for losses arising from our failure to secure these assets from theft or loss. We have not incurred any losses related to such obligations and therefore have not accrued any liabilities as of September 30, 2026. These assets are not recorded in the condensed consolidated balance sheets. Since the risk of loss is remote, we did not record a contingent liability at September 30, 2026. We have no reason to believe we will incur any expense associated with such potential liability because (i) we account for and continually verify the amount of crypto assets within our control and (ii) we have established security around custodial product private keys to minimize the risk of theft or loss.

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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)
The calculations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share amounts)(1)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders – basic	$240,989	$139,392	$564,312	$307,771
Plus: Dilutive effect of convertible notes, net(2)	—	346	392	1,036
Net income attributable to common stockholders – diluted(2)	$240,989	$139,738	$564,704	$308,807
Denominator:
Weighted average common stock outstanding – basic	1,292,541	1,171,205	1,284,450	1,125,670
Convertible notes(3)	42,272	74,009	51,597	56,490
Unvested RSUs	12,917	36,340	16,970	30,494
Common stock options	7,303	9,457	7,609	7,372
Unvested PSUs	2,778	—	1,930	—
ESPP	—	—	30	26
Underwritten public offering options(4)	—	—	6	—
Weighted average common stock outstanding – diluted	1,357,811	1,291,011	1,362,593	1,220,053
Earnings per share – basic	$0.19	$0.12	$0.44	$0.27
Earnings per share – diluted	$0.18	$0.11	$0.41	$0.25
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
(4)For the nine months ended September 30, 2026, reflects weighted average options outstanding related to a 30-day option to purchase additional shares pursuant to our December 2025 underwritten public offering. The Company completed the issuance and sale of common stock pursuant to the option in January 2026. See Note 10. Equity for additional information.
The following table presents the securities that were not included in the computation of diluted EPS as the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2026	2025	2026	2025
Unvested RSUs(1)	8,862	—	10,849	2,408
Unvested PSUs(1)	2,093	14,436	6,444	14,436
ESPP(1)	924	765	878	689
Contingent common stock(2)	—	46	—	46
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

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Three Months Ended September 30, 2026	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$670,230	$1,030	$281,254	$952,514	$(23,062)	$929,452
Noninterest income (loss)(2)	151,115	86,338	243,841	481,294	(25,647)	455,647
Total net revenue (loss)	$821,345	$87,368	$525,095	$1,433,808	$(48,709)	$1,385,099
Provision for credit losses	—	—	(14,737)	(14,737)
Servicing rights – change in valuation inputs or assumptions(3)	(13,952)	—	—	(13,952)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	(23)	—	—	(23)
Directly attributable expenses(5):
Compensation and benefits	(55,185)	(49,215)	(63,532)
Direct advertising	(127,794)	—	(19,767)
Lead generation	(123,603)	—	(33,083)
Loan origination and servicing costs	(29,625)	—	—
Product fulfillment	—	(2,795)	(33,908)
Tools and subscriptions	—	(9,013)	—
Member incentives	—	—	(33,574)
Professional services	(5,127)	(6,388)	(6,558)
Intercompany technology platform expenses	(491)	—	(20,501)
Other	(10,611)	(5,754)	(38,421)
Directly attributable expenses	(352,436)	(73,165)	(249,344)	(674,945)
Contribution profit	$454,934	$14,203	$261,014	$730,151

Three Months Ended September 30, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$427,973	$432	$203,660	$632,065	$(46,951)	$585,114
Noninterest income (loss)(2)	65,409	114,146	215,963	395,518	(19,032)	376,486
Total net revenue (loss)	$493,382	$114,578	$419,623	$1,027,583	$(65,983)	$961,600
Provision for credit losses	—	—	(9,199)	(9,199)
Servicing rights – change in valuation inputs or assumptions(3)	(11,989)	—	—	(11,989)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	15	—	—	15
Directly attributable expenses(5):
Compensation and benefits	(43,007)	(48,520)	(45,912)
Direct advertising	(91,604)	—	(9,286)
Lead generation	(49,974)	—	(39,244)
Loan origination and servicing costs	(23,070)	—	—
Product fulfillment	—	(15,909)	(25,011)
Tools and subscriptions	—	(9,207)	—
Member incentives	—	—	(20,417)
Professional services	(3,624)	(4,171)	(7,440)
Intercompany technology platform expenses	(578)	—	(10,524)
Other	(7,951)	(4,400)	(27,033)
Directly attributable expenses	(219,808)	(82,207)	(184,867)	(486,882)
Contribution profit	$261,600	$32,371	$225,557	$519,528

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Nine Months Ended September 30, 2026	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$1,743,759	$2,407	$758,046	$2,504,212	$(93,577)	$2,410,635
Noninterest income (loss)(2)	444,804	244,552	661,870	1,351,226	(57,718)	1,293,508
Total net revenue (loss)	$2,188,563	$246,959	$1,419,916	$3,855,438	$(151,295)	$3,704,143
Provision for credit losses	—	—	(37,383)	(37,383)
Servicing rights – change in valuation inputs or assumptions(3)	(40,257)	—	—	(40,257)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	20	—	—	20
Directly attributable expenses(5):
Compensation and benefits	(165,920)	(147,109)	(180,923)
Direct advertising	(344,524)	—	(35,420)
Lead generation	(271,753)	—	(140,079)
Loan origination and servicing costs	(83,708)	—	—
Product fulfillment	—	(7,745)	(91,286)
Tools and subscriptions	—	(24,213)	—
Member incentives	—	—	(89,565)
Professional services	(14,451)	(15,214)	(24,416)
Intercompany technology platform expenses	(1,757)	—	(48,316)
Other	(29,860)	(14,704)	(103,254)
Directly attributable expenses	(911,973)	(208,985)	(713,259)	(1,834,217)
Contribution profit	$1,236,353	$37,974	$669,274	$1,943,601

Nine Months Ended September 30, 2025	Lending	Technology Platform	Financial Services	Reportable Segments Total(1)	Corporate/Other(1)	Total
Net revenue
Net interest income (expense)	$1,161,269	$1,111	$570,181	$1,732,561	$(130,884)	$1,601,677
Noninterest income (loss)(2)	188,998	326,727	515,094	1,030,819	(44,193)	986,626
Total net revenue (loss)	$1,350,267	$327,838	$1,085,275	$2,763,380	$(175,077)	$2,588,303
Provision for credit losses	—	—	(24,869)	(24,869)
Servicing rights – change in valuation inputs or assumptions(3)	(9,789)	—	—	(9,789)
Residual interests classified as debt – change in valuation inputs or assumptions(4)	62	—	—	62
Directly attributable expenses(5):
Compensation and benefits	(121,645)	(137,174)	(126,534)
Direct advertising	(238,686)	—	(23,385)
Lead generation	(139,777)	—	(104,092)
Loan origination and servicing costs	(61,425)	—	—
Product fulfillment	—	(45,121)	(62,748)
Tools and subscriptions	—	(26,785)	—
Member incentives	—	—	(54,503)
Professional services	(9,364)	(10,747)	(21,172)
Intercompany technology platform expenses	(1,544)	—	(34,865)
Other	(22,854)	(11,532)	(70,986)
Directly attributable expenses	(595,295)	(231,359)	(498,285)	(1,324,939)
Contribution profit	$745,245	$96,479	$562,121	$1,403,845
____________________
(1)Within the Technology Platform segment, intercompany fees were $32,322 and $84,864 for the three and nine months ended September 30, 2026, respectively, and $23,974 and $58,351 for the three and nine months ended September 30, 2025, respectively. This revenue is generally based on transactions made at market-based rates. The equal and offsetting intercompany expenses are reflected within all three segments’ directly attributable expenses, as well as within expenses not allocated to segments. The intercompany revenues and expenses are eliminated in consolidation. The revenues are eliminated within Corporate/Other and the expenses are adjusted in our reconciliation of directly attributable expenses below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reportable segments total contribution profit	$730,151	$519,528	$1,943,601	$1,403,845
Corporate/Other total net revenue (loss)	(48,709)	(65,983)	(151,295)	(175,077)
Intercompany expenses	32,322	23,974	84,864	58,351
Servicing rights – change in valuation inputs or assumptions	13,952	11,989	40,257	9,789
Residual interests classified as debt – change in valuation inputs or assumptions	23	(15)	(20)	(62)
Not allocated to segments:
Share-based compensation expense	(70,884)	(66,469)	(219,761)	(193,481)
Employee-related costs(1)	(102,012)	(94,926)	(313,531)	(269,709)
Depreciation and amortization expense	(81,251)	(59,245)	(221,935)	(171,271)
Other corporate and unallocated(2)	(155,760)	(120,302)	(440,487)	(321,860)
Income before income taxes	$317,832	$148,551	$721,693	$340,525
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
Goodwill
As of September 30, 2026 and December 31, 2025, goodwill was $1,425,159 and $1,393,505, respectively. As of September 30, 2026, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,364,452 and $43,019, respectively. As of December 31, 2025, goodwill attributable to the Lending, Technology Platform and Financial Services reportable segments was $17,688, $1,338,658 and $37,159, respectively. Management does not believe that the goodwill in any of the reporting units is impaired as of September 30, 2026.

SoFi Technologies, Inc.

SoFi Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(In Thousands, Unless Otherwise Stated and Except for Share and Per Share Data)

Note 18. Subsequent Events

On October 15, 2026, the Company's 2026 convertible notes matured. The Company settled the $428.0 million aggregate principal amount outstanding at maturity entirely in cash; no shares of common stock were issued. For additional information, see Note 9. Debt.

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
In order to help achieve our mission, we are a member-centric, everything app for digital financial services that, through our Lending and Financial Services products, allows members to borrow, save, spend, invest and protect their money. We refer to our customers as “members” and “clients” as defined under “Key Business Metrics”. We offer personal loans, student loans, home loans, small business loans and related servicing and offer a variety of financial services products, such as SoFi Money, SoFi Credit Card, SoFi Crypto, SoFi Invest and SoFi Relay, that provide more daily interactions with our members, as well as products and capabilities, such as SoFi At Work, that are designed to appeal to enterprises. Lending related services that we offer through our Loan Platform Business help a broader range of borrowers to find lending solutions, through our relationships with members as well as third-party enterprise partners. Our Technology Platform supports innovation for a broad range of enterprises, with offerings that give clients the ability to create, launch and run financial products. In addition, SoFi Plus is our premium financial membership product that provides benefits that span our offerings and brings together all we have to offer. At the start of the second quarter, we relaunched SoFi Plus with significantly enhanced benefits in our other products, including Money at 4.5% interest and Invest with a 1% match on all deposits, while fully transitioning the product to a paid subscription model.
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
Our three reportable segments and their primary product and service offerings as of September 30, 2026 were as follows:
_________________
(1)Loan Platform Business includes activity related to (i) certain personal, home and small business loans which we originate on behalf of third-party partners, (ii) referred loans which are originated by a third-party partner to which we provide pre-qualified borrower referrals, (iii) certain loans associated

SoFi Technologies, Inc.

with our Lantern financial services marketplace platform and (iv) servicing rights assumed from third parties. Refer to “Our Reportable Segments—Financial Services Segment” and “Our Reportable Segments—Lending Segment” for more information.

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
As a bank holding company, we offer checking and savings accounts, credit cards and crypto trading through SoFi Bank. We are originating all new loans within SoFi Bank, and we intend to continue to explore and enhance other products for SoFi Bank over time, including stablecoin issuance and tokenized deposits. The key current and expected financial benefits to us of operating a national bank include: (i) lowering our cost to fund loans, as we can utilize deposits held at SoFi Bank to fund loans, which generally have a lower borrowing cost of funds than warehouse and securitization financing, (ii) increasing our flexibility to hold loans on our balance sheet for longer periods, thereby enabling us to earn interest on these loans for a longer period, (iii) supporting origination volume growth by providing an alternative financing option, while also maintaining our warehouse capacity, and (iv) through deposits, providing us with a channel to obtain meaningful member data that can allow us to better serve our members’ financial needs. See Part II, Item 1A. “Risk Factors” for a discussion of certain potential risks related to being a bank holding company.
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
Lending Segment
We offer personal loans, student loans, home loans, small business loans and related servicing to help our members with a variety of financial needs. We believe that our market opportunity within each of these lending channels is significant. Our lending process primarily leverages an in-application, digital borrowing experience, which we believe serves as a competitive advantage as digital lending becomes increasingly ubiquitous. Furthermore, our platform supports the full transaction lifecycle, including credit application, underwriting, approval, funding and servicing. Through data derived at loan

SoFi Technologies, Inc.

origination and throughout the servicing process, SoFi has life-of-loan performance data on each loan in our ecosystem that we originate and on which we retain servicing, which provides a meaningful data asset. Net interest income, which we define as the difference between the earned interest income and interest expense to finance loans, is a key component of the profitability of our Lending segment, along with fee-based revenue, which includes loan origination fees.
Personal Loans. We originate personal loans to help our members with a variety of financial needs, such as debt consolidation, home improvement projects, family planning, travel and weddings, to name a few. We offer fixed rate loans with flexible repayment terms. We generally offer loan sizes of $5,000 to $100,000, with terms generally ranging from 2 to 7 years. We regularly update the annual percentage rates offered on our personal loans.
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
Home Loans. We originate agency, non-agency, and certain government loan products (including FHA and VA loans) to members who are purchasing a home, refinancing an existing mortgage, or obtaining a home equity loan. Across our home loan products, we provide competitive rates, flexible down payment options as low as 3% (or 0% for VA loans), a close-on-time guarantee, and educational tools and calculators to support members throughout the borrowing process. When a member’s credit profile or other risk attributes do not align with our underwriting guidelines or risk appetite, we may broker home equity loans and home equity lines of credit to a third-party wholesale lender to help meet the member’s financing needs. During the second quarter of 2026, we launched the SoFi HELOC, a solution for members that want the flexibility to utilize the equity in their primary residence for debt consolidation, emergencies, or any other purpose, with competitive rates, expansive underwriting guidelines, and a fast close. We originate loans in accordance with applicable loan limits and program requirements, including Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) conforming limits and FHA and VA program limits, with FHA and VA loan amounts capped at $1,500,000. We also offer jumbo loans with loan amounts up to $7,000,000 and fixed-rate home equity loans up to $750,000. Our fixed-rate home loans generally have terms of 10, 15, 20, 25 or 30 years. We also offer adjustable-rate mortgage products for conforming and jumbo loans, with an initial fixed-rate period of 5, 7 or 10 years, followed by rate adjustments every six months for the remaining term. For FHA and VA loans, we offer adjustable-rate products with a fixed rate for five years followed by rate adjustments every year for the remainder of the term. We regularly update the annual percentage rates offered on our home loans.
Small Business Loans. We originate non-revolving term loans to help small businesses meet their financing needs. Through our partnership with a third-party, SoFi Bank offers single-disbursement loans ranging from $2,500, or the applicable state minimum, to $250,000. Terms generally range from 12 to 24 months, with fixed APRs generally ranging from 26% to 36% for SoFi Bank-branded loans. Customers make equal weekly or quad-weekly payments, and additional borrowing requires a new underwriting review.
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

SoFi Technologies, Inc.

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
For small business loans, we use personal and business credit bureau data, business bank transaction data and financial analysis to assess a borrower’s ability to repay and assign risk-based pricing.
Technology Platform Segment
We provide technology platform services through a diversified suite of offerings which include an event and authorization platform accessed via application programming interfaces, a cloud-native digital and core banking platform and services related to both platforms. Our customers and partners include financial institutions, government entities and non-financial institutions primarily in North America and Latin America. We earn technology product and solutions fee-based revenue through the use of the platforms, either as a stand ready obligation, or from overall license and maintenance fee service arrangements related to those respective platforms. We also offer additional add-on technology solutions to support our clients and drive engagement, such as a conversational AI engine for customers of banks and financial institutions, and a real-time payment risk platform which employs AI and machine learning technology to enhance payment fraud mitigation strategies for financial customers. We continue to leverage investments made to integrate our services and offerings to position the Technology Platform segment for diversified durable growth. We also launched SoFi Big Business Banking, which enables enterprise partners to hold deposits, move money and settle transactions 24/7 across both fiat currency and digital assets, including SoFiUSD, through API-driven capabilities within our nationally chartered bank. Our acquisition of Peach, a cloud-native, API-first loan management and servicing platform, in the second quarter of 2026, is intended to further expand our enterprise technology capabilities.
Financial Services Segment
We offer a suite of financial services solutions, the most significant of which are discussed below. Our financial services products (as defined under “Key Business Metrics”) by nature provide more daily interactions with our members and

SoFi Technologies, Inc.

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
SoFi Invest
A mobile-first investment platform offering members access to trading and advisory solutions, including active investing, robo-advisory and systematic investing, each available in both taxable brokerage and individual retirement account types. Our interactive investing experience fosters engagement by allowing members to view and monitor other investors’ activity on the platform. Our active investing service enables members to buy and sell stocks and ETFs, as well as alternative investment funds, mutual funds and money market funds, to engage in options trading, to participate in IPOs, to buy and sell fractional shares, to engage in margin investing and to access a retirement investment account. Our robo-advisory service offers a variety of managed portfolios comprising ETFs and mutual funds that are built and managed by our investment committee with support from an asset management partner. Our systematic investing service, offered through Composer by SoFi following our 2026 acquisition of Composer, an AI-powered investing platform, enables members to create and deploy systematic portfolio strategies within dedicated brokerage accounts. Additionally, we provide introductory brokerage services to our members and have invested heavily to create an appealing mobile investing experience.
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
In December 2025, we also launched SoFiUSD, our proprietary stablecoin issued on a public, permissionless blockchain, which represented an additional step in expanding our digital asset capabilities. SoFiUSD is intended to support faster, lower-cost and more efficient movement of funds across payment ecosystems. During the first quarter of 2026, we began minting SoFiUSD and started working with Mastercard to support future settlement capabilities across its global payments network. In the second quarter of 2026, we launched SoFiUSD for members, and entered into agreements with third parties to support the distribution of SoFiUSD. In the third quarter of 2026, we introduced direct funding for crypto purchase, which allows members to buy crypto using a debit card, digital wallet or ACH transfer without a SoFi Money account. We also began a limited launch of SoFiE, our tokenized deposit offering. These initiatives are intended to enhance interoperability between digital assets and fiat currencies and, over time, facilitate more continuous transaction settlement capabilities.
Loan Platform Business
We provide lending related services to a broader set of members through our platform of enterprise partners. Revenue from the Loan Platform Business is fee-based. This includes (i) activity through which third-party partners leverage our end-to-end origination and servicing platform to acquire personal or home loans within their credit specifications on a fee per loan

SoFi Technologies, Inc.

basis, (ii) referred loans originated by a third-party partner to which we provide pre-qualified borrower referrals, (iii) activity related to certain loans associated with our Lantern financial services marketplace platform, (iv) beginning in the second quarter of 2026, small business loans, and (v) beginning in the third quarter of 2026, home equity loans. In addition, we offer loan servicing support through our lending business. See “Lending Segment” for more information.
Additional financial services solutions offered within our platform include:
•SoFi Credit Card: We offer credit card products designed to help eligible members spend better, with benefits and features that fit our members’ everyday spending, borrowing and lifestyle needs, including flexible options to redeem cash back rewards through statement credit or other SoFi products. We also offer a Credit Card with Personal Loan Rollover product that allows eligible members to consolidate their credit card balances to SoFi at a promotional rate for an initial introductory period typically lasting 15 months, after which any remaining balance automatically converts to a personal loan.
•SoFi Relay: A personal finance management product that allows members to track all of their financial accounts in one place and gain meaningful insights into their financial health and habits to help them improve their financial standing, such as credit score monitoring and spending behaviors. This foundation of comprehensive financial data also powers SoFi Coach, an interactive experience that delivers personalized guidance to help members track, budget, and invest across their entire financial ecosystem. Together, these products provide us with unified intelligence about our members that offers information about what SoFi products and features may help our members best achieve their financial goals, allowing us to further personalize the SoFi experience for our members.
•Lantern: A financial services marketplace platform developed to help individuals who do not qualify for SoFi products, through a simplified search and application experience that connects these users to alternative financial solutions from a curated network of other providers.
•SoFi Protect: A service through which we offer insurance products to help our members protect their assets, including products across auto, life, homeowners and renters insurance, and estate planning.
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
•SoFi Smart Card: A secured charge card product, linked directly to a member’s SoFi Checking and Savings account, that offers better choice and control over spending, attractive rewards, a way to build credit history, and high interest on savings balances.
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
•Loan Platform Business, other fees: Through our Loan Platform Business, we originate loans on behalf of third-party partners, for which we receive a specified fee upon sale. The fee includes components for a fixed price per loan and

SoFi Technologies, Inc.

recognition of servicing assets. These fees accounted for 55% of our total Financial Services noninterest income for the nine months ended September 30, 2026.
•Referral fees: Through strategic partnerships, we earn a specified referral fee in connection with referral activity we facilitate through our platform, inclusive of referral fees generated through our Loan Platform Business for providing pre-qualified borrower referrals (referred loans) to a third-party partner who separately contracts with a loan originator. Referral fees are paid to us by third-party partners that offer services to end users who do not use one of our product offerings, but who were referred to the partners through our platform. Our referral fee is calculated as either a fixed price per successful referral, a percentage of the funded loan, or a percentage of the transaction volume between the enterprise partners and referred consumers. Total referral fees, inclusive of referral fees generated through our Loan Platform Business, accounted for 12% of our total Financial Services noninterest income for the nine months ended September 30, 2026.
•Interchange fees: We earn interchange fees from our SoFi-branded debit cards and credit cards. These fees are remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. We engage a card association and enter into contracts that establish the shared economics of SoFi-branded transaction cards. Interchange fees accounted for 19% of our total Financial Services noninterest income for the nine months ended September 30, 2026.
•Brokerage fees: We earn brokerage fees primarily from our share lending and payment for order flow arrangements related to our SoFi Invest product, in which we benefit through a negotiated multi-year revenue sharing arrangement, since our members' brokerage activity drives the share lending and payment for order flow volume. Brokerage fees accounted for 8% of our total Financial Services noninterest income for the nine months ended September 30, 2026.

Business Highlights

SoFi is a financial services company that leverages technology to serve people and enterprises. We have had very strong performance thus far through 2026 as growth in members and products reflect the strength of our Financial Services Productivity Loop and the compounding effect it has on our results of operations. Key financial achievements for the three and nine months ended September 30, 2026, include total net revenue of $1.4 billion and $3.7 billion, respectively, up 44% and 43%, respectively, compared to the same periods of 2025. For the three and nine months ended September 30, 2026, net interest income increased 59% and 51%, respectively, compared to the same periods of 2025, as we increased loan originations for our balance sheet. Total fee-based revenue for the three and nine months ended September 30, 2026 reached $570.6 million and $1.4 billion, respectively, compared to $408.7 million and $1.1 billion in the same 2025 periods, driven by loan originations, interchange and brokerage fee revenue, as well as continued strong Loan Platform Business performance. Diluted EPS for the three and nine months ended September 30, 2026 was $0.18 and $0.41, respectively, compared to $0.11 and $0.25 in the same 2025 periods.

SoFi Technologies, Inc.

The following tables set forth selected financial data:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands, except per share amounts)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$929,452	$585,114	$344,338	59%	$2,410,635	$1,601,677	$808,958	51%
Total noninterest income	455,647	376,486	79,161	21%	1,293,508	986,626	306,882	31%
Total net revenue	1,385,099	961,600	423,499	44%	3,704,143	2,588,303	1,115,840	43%
Provision for credit losses	14,738	9,199	5,539	60%	37,388	24,912	12,476	50%
Total noninterest expense	1,052,529	803,850	248,679	31%	2,945,062	2,222,866	722,196	32%

Net income	$240,989	$139,392	$101,597	73%	$564,312	$307,771	$256,541	83%
Earnings per share – diluted	$0.18	$0.11	$0.07	64%	$0.41	$0.25	$0.16	64%
Net interest margin	6.14%	5.84%			6.02%	5.90%

($ in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Loans held for sale	$34,014,991	$22,862,749	$11,152,242	49%
Loans held for investment, at fair value	18,518,655	13,657,578	4,861,077	36%
Loans held for investment, at amortized cost	1,208,597	1,516,736	(308,139)	(20)%
Total deposits	51,325,022	37,505,395	13,819,627	37%

Total risk-based capital ratio, SoFi Technologies	17.0%	22.9%
Total risk-based capital ratio, SoFi Bank	15.0%	16.6%
Total members reached over 17.0 million as of September 30, 2026, a 35% increase from the prior year period, while total products reached nearly 26.7 million as of September 30, 2026, a 44% year-over-year increase.

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Lending
Total net revenue	$821,345	$493,382	$327,963	66%	$2,188,563	$1,350,267	$838,296	62%
Contribution profit	454,934	261,600	193,334	74%	1,236,353	745,245	491,108	66%
Technology Platform
Total net revenue	87,368	114,578	(27,210)	(24)%	246,959	327,838	(80,879)	(25)%
Contribution profit	14,203	32,371	(18,168)	(56)%	37,974	96,479	(58,505)	(61)%
Financial Services
Total net revenue	525,095	419,623	105,472	25%	1,419,916	1,085,275	334,641	31%
Contribution profit	261,014	225,557	35,457	16%	669,274	562,121	107,153	19%
Lending segment contribution profit was $454.9 million and $1.2 billion for the three and nine months ended September 30, 2026, respectively, at a segment contribution margin of 55% and 56%. This represents a slight improvement compared to the respective 2025 periods, which had a segment contribution margin of 53% and 55%, respectively. Lending segment performance was driven by continued growth in loan originations which drove an increase in loan origination fees and net interest income.
Origination volume for our Lending products was $16.9 billion and $43.9 billion for the three and nine months ended September 30, 2026, respectively, increasing 71% and 69% over the respective 2025 periods. This was a result of continued strong member demand for personal loans, student loans and home loans as well as strong demand from capital markets partners. Overall, we sold or transferred through our Loan Platform Business, more than $5.3 billion and $13.1 billion primarily in personal loans and home loans during the three and nine months ended September 30, 2026, respectively. Continued strong demand from our diverse Loan Platform Business partners has allowed us to meet incremental personal and home loan demand from our members.
Technology Platform segment contribution profit of $14.2 million and $38.0 million for the three and nine months ended September 30, 2026, respectively, decreased 56% and 61% over the respective 2025 periods, and total net revenue of $87.4 million and $247.0 million for the three and nine months ended September 30, 2026, respectively, decreased 24% and 25% over the respective 2025 periods. As of September 30, 2026, Technology Platform total enabled client accounts were 140

SoFi Technologies, Inc.

million, down from 158 million in the prior year period. These results reflected the exit of a large client that fully transitioned off our platform prior to December 31, 2025.
Within our Financial Services segment, contribution profit of $261.0 million and $669.3 million for the three and nine months ended September 30, 2026, respectively, increased 16% and 19% compared to the respective 2025 periods. Total net revenue of $525.1 million and $1.4 billion for the three and nine months ended September 30, 2026, respectively, increased 25% and 31% over the respective 2025 periods. For the third quarter of 2026, net interest income increased 38% year-over-year, to $281.3 million, primarily driven by growth in consumer deposits. In the third quarter of 2026, noninterest income increased to $243.8 million driven by our Loan Platform Business and increases in interchange fees and brokerage fees. We generated $151.2 million in loan platform fees, driven by $3.8 billion of Loan Platform Business originations, as well as referrals. Additionally, our Loan Platform Business generated $2.2 million in servicing cash flow which is recorded in our Lending segment. In total, our Loan Platform Business added $153.4 million to our consolidated adjusted net revenue across these two segments. We also continued to see healthy growth in interchange fee revenue in the third quarter of 2026, up 77% year-over-year, driven by increased spend across Money and Credit Card. Brokerage fee revenue also continues to see strong growth, increasing 47% year-over-year. These results reflect our successful and ongoing efforts to diversify our revenue mix and generate increased fee-based revenue.
We achieved continued strong growth in member deposits and strong deposit contribution from direct deposit members, ending the period with $51.3 billion of total deposits as of September 30, 2026, allowing us to maintain access to diversified sources of funding. Total deposit funds grew nearly $5.8 billion during the quarter. We continue to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program, further enhancing the benefits of our offering to our members.
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

SoFi Technologies, Inc.

Total Net Revenue and Adjusted Net Revenue
In Thousands
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Total net revenue (GAAP)	$1,385,099	$961,600	$3,704,143	$2,588,303
Servicing rights – change in valuation inputs or assumptions(1)	(13,952)	(11,989)	(40,257)	(9,789)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(23)	15	20	62
Adjusted net revenue (non-GAAP)	$1,371,124	$949,626	$3,663,906	$2,578,576
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
The following table reconciles adjusted net revenue to total net revenue, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Total net revenue (GAAP)	$1,385,099	$1,218,676	$1,100,368	$1,025,051	$961,600
Servicing rights – change in valuation inputs or assumptions(1)	(13,952)	(13,142)	(13,163)	(12,224)	(11,989)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(23)	16	27	8	15
Adjusted net revenue (non-GAAP)	$1,371,124	$1,205,550	$1,087,232	$1,012,835	$949,626
___________________
(1)See footnote (1) to the table above.
(2)See footnote (2) to the table above.

SoFi Technologies, Inc.

The following table reconciles adjusted net revenue for the Lending segment to total net revenue for the Lending segment, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Total net revenue – Lending (GAAP)	$821,345	$493,382	$2,188,563	$1,350,267
Servicing rights – change in valuation inputs or assumptions(1)	(13,952)	(11,989)	(40,257)	(9,789)
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(23)	15	20	62
Adjusted net revenue – Lending (non-GAAP)	$807,370	$481,408	$2,148,326	$1,340,540
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
The following table presents a reconciliation of adjusted contribution margin and incremental adjusted contribution margin for our reportable Lending segment:

	Three Months Ended September 30,		2026 vs 2025	Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Lending
Contribution profit – Lending (GAAP)	$454,934	$261,600	$193,334	$1,236,353	$745,245	$491,108
Net revenue – Lending (GAAP)	821,345	493,382	327,963	2,188,563	1,350,267	838,296
Contribution margin – Lending (GAAP)(1)	55%	53%		56%	55%
Incremental contribution margin – Lending (GAAP)(1)	59%			59%

Adjusted net revenue – Lending (non-GAAP)(2)	$807,370	$481,408	$325,962	$2,148,326	$1,340,540	$807,786
Adjusted contribution margin – Lending (non-GAAP)	56%	54%		58%	56%
Incremental adjusted contribution margin – Lending (non-GAAP)	59%			61%
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
Adjusted EBITDA, Adjusted EBITDA Margin and Incremental Adjusted EBITDA Margin
Adjusted EBITDA, adjusted EBITDA margin and incremental adjusted EBITDA margin are non-GAAP measures. Adjusted EBITDA is defined as net income, adjusted to exclude, as applicable: (i) corporate borrowing-based interest expense (our adjusted EBITDA measure is not adjusted for warehouse or securitization-based interest expense, nor deposit interest expense and finance lease liability interest expense, as these are direct operating expenses), (ii) income tax expense (benefit), (iii) depreciation and amortization associated with property, equipment and software and intangible assets, (iv) share-based expense (inclusive of equity-based payments to non-employees), (v) foreign currency impacts related to operations in highly inflationary countries, (vi) fair value changes in each of servicing rights and residual interests classified as debt due to valuation

SoFi Technologies, Inc.

assumptions, (vii) restructuring charges, (viii) transaction-related expenses, (ix) certain legal matters, and (x) other charges, as appropriate, that are not expected to recur and are not indicative of our core operating performance.
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

Net Income and Adjusted EBITDA
In Thousands

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, and presents the computations of adjusted EBITDA margin and incremental adjusted EBITDA margin:

	Three Months Ended September 30,		2026 vs 2025	Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	2026	2025	$ Change
Net income (GAAP)	$240,989	$139,392	$101,597	$564,312	$307,771	$256,541
Non-GAAP adjustments:
Interest expense – corporate borrowings(1)	10,800	11,595	(795)	32,126	34,527	(2,401)
Income tax expense(2)	76,843	9,159	67,684	157,381	32,754	124,627
Depreciation and amortization	81,251	59,245	22,006	221,935	171,271	50,664
Share-based expense	70,884	66,469	4,415	219,761	193,481	26,280
Foreign currency impact of highly inflationary subsidiaries(3)	319	2,954	(2,635)	1,656	5,296	(3,640)
Servicing rights – change in valuation inputs or assumptions(4)	(13,952)	(11,989)	(1,963)	(40,257)	(9,789)	(30,468)
Residual interests classified as debt – change in valuation inputs or assumptions(5)	(23)	15	(38)	20	62	(42)
Restructuring charges(6)	2,654	41	2,613	5,296	928	4,368
Transaction-related expense(7)	53	—	53	5,310	—	5,310
Total adjustments	228,829	137,489	91,340	603,228	428,530	174,698
Adjusted EBITDA (non-GAAP)	$469,818	$276,881	$192,937	$1,167,540	$736,301	$431,239

Total net revenue (GAAP)	$1,385,099	$961,600	$423,499	$3,704,143	$2,588,303	$1,115,840
Net income margin (GAAP)	17%	14%		15%	12%
Incremental net income margin (GAAP)	24%			23%

Adjusted net revenue (non-GAAP)(8)	$1,371,124	$949,626	$421,498	$3,663,906	$2,578,576	$1,085,330
Adjusted EBITDA margin (non-GAAP)	34%	29%		32%	29%
Incremental adjusted EBITDA margin (non-GAAP)	46%			40%
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

SoFi Technologies, Inc.

The following table reconciles adjusted EBITDA to net income, the most directly comparable GAAP measure, for the quarterly periods presented:

	Quarter Ended
($ in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Net income (GAAP)	$240,989	$156,592	$166,731	$173,549	$139,392
Non-GAAP adjustments:
Interest expense – corporate borrowings	10,800	10,675	10,651	11,196	11,595
Income tax expense	76,843	47,717	32,821	11,783	9,159
Depreciation and amortization	81,251	73,106	67,578	62,880	59,245
Share-based expense	70,884	76,865	72,012	68,577	66,469
Foreign currency impact of highly inflationary subsidiaries	319	926	411	1,808	2,954
Servicing rights – change in valuation inputs or assumptions	(13,952)	(13,142)	(13,163)	(12,224)	(11,989)
Residual interests classified as debt – change in valuation inputs or assumptions	(23)	16	27	8	15
Restructuring charges	2,654	682	1,960	20	41
Transaction-related expense	53	4,384	873	—	—
Total adjustments	228,829	201,229	173,170	144,048	137,489
Adjusted EBITDA (non-GAAP)	$469,818	$357,821	$339,901	$317,597	$276,881

Total net revenue (GAAP)	$1,385,099	$1,218,676	$1,100,368	$1,025,051	$961,600
Net income margin (GAAP)	17%	13%	15%	17%	14%

Adjusted net revenue (non-GAAP)	$1,371,124	$1,205,550	$1,087,232	$1,012,835	$949,626
Adjusted EBITDA margin (non-GAAP)	34%	30%	31%	31%	29%
Adjusted Net Income, Adjusted Net Income Margin, Incremental Adjusted Net Income Margin and Adjusted EPS
Adjusted net income, adjusted net income margin, incremental adjusted net income margin and adjusted diluted earnings per share are non-GAAP measures. Adjusted net income is defined as net income, adjusted to exclude, as applicable, transaction-related expense, restructuring charges, goodwill impairment expense, certain legal matters and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance.
Adjusted diluted earnings per share (“adjusted EPS”) is a non-GAAP financial measure that adjusts GAAP diluted earnings per share. Adjusted EPS is computed by dividing net income attributable to common stockholders, adjusted to exclude, as applicable, transaction-related expense, restructuring charges, goodwill impairment expense, certain legal matters and certain income tax benefits that are not expected to recur and are not indicative of our core operating performance, by the diluted weighted average number of shares of common stock outstanding during the period, excluding the dilutive impact of the 2026 and 2029 convertible notes under the if-converted method for which the 2026 and 2029 capped call transactions, respectively, would deliver cash or shares to offset dilution. The exclusions of transaction-related expense and restructuring charges were effective beginning in the second quarter of 2026. The impact to prior periods was determined to be immaterial, and therefore prior periods were not recast.
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

SoFi Technologies, Inc.

The following table: (i) reconciles adjusted net income to net income, the most directly comparable GAAP measure, (ii) reconciles adjusted EPS to diluted earnings per share, the most directly comparable GAAP measure, and (iii) presents the computations of adjusted net income margin and incremental adjusted net income margin:

	Three Months Ended September 30,		2026 vs 2025	Nine Months Ended September 30,		2026 vs 2025
($ and shares in thousands, except per share amounts)(1)	2026	2025	$ Change	2026	2025	$ Change
Net income (GAAP)	$240,989	$139,392	$101,597	$564,312	$307,771	$256,541
Non-GAAP adjustments:
Restructuring charges	2,654	—	2,654	3,336	—	3,336
Transaction-related expenses	53	—	53	4,437	—	4,437
Tax impacts from adjustments	(710)	—	(710)	(1,962)	—	(1,962)
Adjusted net income (non-GAAP)	$242,986	$139,392	$103,594	$570,123	$307,771	$262,352

Numerator:
Net income attributable to common stockholders – diluted (GAAP)(2)	$240,989	$139,738		$564,704	$308,807
Non-GAAP adjustments:
Restructuring charges	2,654	—		3,336	—
Transaction-related expenses	53	—		4,437	—
Tax impacts from adjustments	(710)	—		(1,962)	—
Adjusted net income attributable to common stockholders – diluted (non-GAAP)	$242,986	$139,738		$570,515	$308,807
Denominator:
Weighted average common stock outstanding – diluted (GAAP)	1,357,811	1,291,011		1,362,593	1,220,053
Non-GAAP adjustments:
Dilutive impact of convertible notes(3)	(26,378)	(20,630)		(25,274)	(25,614)
Adjusted weighted average common stock outstanding – diluted (non-GAAP)	1,331,432	1,270,381		1,337,319	1,194,439

Earnings per share – diluted (GAAP)(2)	$0.18	$0.11		$0.41	$0.25
Impact of adjustments per share	—	—		0.02	0.01
Adjusted earnings per share – diluted (non-GAAP)(2)	$0.18	$0.11		$0.43	$0.26

Net income margin (GAAP)	17%	14%		15%	12%

Adjusted net revenue (non-GAAP)(4)	$1,371,124	$949,626		$3,663,906	$2,578,576
Adjusted net income margin (non-GAAP)	18%	15%		16%	12%
Incremental adjusted net income margin (non-GAAP)	25%			24%
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

SoFi Technologies, Inc.

Key Business Metrics

The table below presents the key business metrics that management uses to evaluate our business, measure our performance, identify trends and make strategic decisions:

	September 30, 2026	September 30, 2025	Variance	% Change
Members	17,074,272	12,642,375	4,431,897	35%
Total Products	26,671,579	18,553,053	8,118,526	44%
Total Products — Lending segment	3,430,054	2,462,588	967,466	39%
Total Products — Financial Services segment	23,241,525	16,090,465	7,151,060	44%
Total Accounts — Technology Platform segment	140,440,864	157,859,670	(17,418,806)	(11)%
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
Since our inception through September 30, 2026, we have served approximately 17.1 million members who have used approximately 26.7 million products on the SoFi platform.

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
In our Financial Services segment, total products refers to the number of SoFi Money accounts (inclusive of checking and savings accounts held at SoFi Bank and cash management accounts), SoFi Invest accounts, SoFi Credit Card accounts (including Smart Card accounts, credit card with personal loan rollover loans and accounts with a zero dollar balance at the reporting date), referred loans (which are originated by a third-party partner to which we provide pre-qualified borrower referrals), SoFi At Work accounts, SoFi Relay accounts (with either credit score monitoring enabled or external linked accounts), and SoFi Crypto accounts that have been opened through our platform through the reporting date, as well as active SoFi Plus subscriptions as of the reporting date. Checking and savings accounts are considered one account within our total products metric. Our SoFi Invest service is composed of six products: IRA self-directed accounts, taxable self-directed accounts, IRA robo-advisory accounts, taxable robo-advisory accounts, systematic taxable accounts and IRA systematic accounts. Our members can select any one or combination of the SoFi Invest products. If a member has multiple SoFi Invest accounts of the same products, such as one IRA self-directed account and one IRA robo-advisory account (or one tax-advantaged brokerage account and one taxable brokerage account), those are considered separate products. The account of a joint- or co-account holder is considered a separate financial services product. In the event a member is removed in accordance with our terms of service, as discussed under “Members” above, the member’s associated products are also removed.
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

SoFi Technologies, Inc.

Products
In Thousands
Total lending products were composed of the following:

Lending Products	September 30, 2026	September 30, 2025	Variance	% Change
Personal loans(1)	2,598,719	1,791,918	806,801	45%
Student loans	759,726	622,840	136,886	22%
Home loans	71,609	47,830	23,779	50%
Total lending products	3,430,054	2,462,588	967,466	39%
___________________
(1)Includes loans which we originate as part of our Loan Platform Business.
Total financial services products were composed of the following:

Financial Services Products	September 30, 2026	September 30, 2025	Variance	% Change
Money(1)	8,501,822	6,336,705	2,165,117	34%
Invest(2)	4,180,957	3,045,078	1,135,879	37%
Credit Card(3)	656,132	392,008	264,124	67%
Referred loans(4)	194,465	135,535	58,930	43%
Crypto(5)	503,070	—	503,070	n/m
SoFi Plus(3)	272,835	—	272,835	n/m
At Work	202,554	147,348	55,206	37%
Relay	8,729,690	6,033,791	2,695,899	45%
Total financial services products	23,241,525	16,090,465	7,151,060	44%
___________________
(1)Includes checking and savings accounts held at SoFi Bank, and cash management accounts.
(2)Beginning in the first quarter of 2026, we updated our SoFi Invest product metric to reflect four products. Prior to this, our SoFi Invest service was composed of two products, self-directed accounts and robo-advisory accounts. Self-directed accounts were previously referred to as active investing accounts. The impact to prior periods was determined to be immaterial, and prior periods were not recast. Beginning in the third quarter of 2026, we further updated our SoFi Invest product metric to reflect two additional products. The two new products, systematic taxable accounts and systematic IRA accounts, reflect our acquisition of Composer, through which members create and deploy systematic portfolio strategies in separate brokerage accounts. The impact to prior periods was determined to be immaterial, and prior periods were not recast.
(3)Beginning in the second quarter of 2026, we updated our Financial Services products to include (i) SoFi Plus, which we relaunched during the quarter with significantly enhanced benefits, while fully transitioning the product to a paid subscription model; and (ii) Smart Card, our secured card (presented above within Credit Card). Beginning in the third quarter of 2026, we updated these products to include Credit Card with Personal Loan Rollover, which is a product that allows members to consolidate their credit card balances to SoFi for a period of time, after which any remaining balance automatically converts to a personal loan. The impact to prior periods for each of these products was determined to be immaterial, and prior periods were not recast.
(4)Limited to loans wherein we provide third party fulfillment services as part of our Loan Platform Business.
(5)During the fourth quarter of 2025, we returned to crypto investing with the launch of SoFi Crypto.

SoFi Technologies, Inc.

Technology Platform Total Accounts
In our Technology Platform segment, total accounts refers to the number of open accounts at SoFi Technology Solutions as of the reporting date. We include intercompany accounts on the SoFi Technology Solutions platform as a service in our total accounts metric to better align with the Technology Platform segment revenue reported in Note 17. Business Segment Information to the Notes to Condensed Consolidated Financial Statements, which includes intercompany revenue. Intercompany revenue is eliminated in consolidation. Total accounts is a primary indicator of the accounts dependent upon our technology platform to use virtual card products, virtual wallets, make peer-to-peer and bank-to-bank transfers, receive early paychecks, separate savings from spending balances, make debit transactions and rely upon real-time authorizations, all of which result in revenues for the Technology Platform segment. We do not measure total accounts for other products and solutions for which the revenue model is not primarily dependent upon being a fully integrated, stand-ready service.

Technology Platform Accounts
In Millions

	September 30, 2026	September 30, 2025	Variance	% Change
Total accounts(1)	140,440,864	157,859,670	(17,418,806)	(11)%
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
Industry Trends and General Economic Conditions
The U.S. economic environment continues to be influenced by evolving monetary policy, inflation trends, labor market conditions and broader geopolitical developments. Economic growth has remained positive, but the pace and durability of growth remain subject to uncertainty. Inflationary pressures have moderated from prior peak levels but remain above the Federal Reserve’s longer-term objective, with renewed pressure from energy prices, supply-chain conditions and trade policy. Geopolitical developments, including the ongoing conflict in the Middle East and related disruptions to energy markets and global trade routes, have contributed to volatility in oil prices and broader financial markets. Sustained increases in energy prices or renewed inflationary pressures could adversely affect consumer purchasing power, economic growth and financial market conditions.
In May 2026, Kevin Warsh became Chair of the Federal Reserve. The Federal Reserve has continued to emphasize a data-dependent approach to monetary policy, balancing its objectives of achieving maximum employment and restoring price stability. In September 2026, the Federal Reserve increased the target range for the federal funds rate by 25 basis points to 3.75% to 4.00%. The future direction and timing of additional changes in interest rates remain uncertain and will depend on

SoFi Technologies, Inc.

incoming inflation, employment and economic data. These conditions have contributed to continued volatility in benchmark interest rates, credit spreads and capital markets.
Changes in interest rates and broader macroeconomic conditions directly influence consumer spending, saving, borrowing and investing behavior. Elevated interest rates and affordability pressures have reduced demand for refinancing products and may continue to affect demand across certain lending products. A potentially weakening labor market, higher energy costs and elevated household expenses may also affect consumer liquidity, repayment behavior and credit performance. Interest rate volatility influences the economics of our capital markets activities, including loan pricing, funding costs, gain-on-sale margins and investor demand for consumer credit assets. In addition, changes in benchmark interest rates, inflation expectations, credit spreads and market liquidity may affect the pricing, execution and liquidity of loan sales and securitization transactions.
Our results of operations have historically demonstrated relative resilience during periods of economic stress, supported by our diversified business model. However, our future operating results, financial condition and cash flows remain dependent upon the strength of the overall economy, consumer financial health, employment conditions, the performance of our loan portfolios, the condition and liquidity of the capital markets and our ability to continue executing our business strategy. Changes in macroeconomic conditions could adversely affect loan demand, credit performance, funding costs, capital markets execution and the value of financial assets.
Fair Value of Loans
We measure our personal loans, student loans, home loans, and small business loan at fair value. Our fair value adjustments on loans impact our consolidated results of operations and include adjustments related to loans originated during the period, loans held at the balance sheet date, as well as gains (losses) on loans sold or repurchased during the period. Fair value adjustments made in each reporting period are impacted by factors such as, among others, interest rates, weighted average coupon, credit spreads, actual and estimated losses, prepayment speeds, duration and previous loan sale execution on similar loans. In determining our fair value assumptions, we incorporate recent data impacting the capital markets, as well as factors specific to us. Changes in these factors, either positive or negative, can have a material impact on our results of operations.
The following table summarizes the significant inputs to the fair value model for personal and student loans:

	Personal Loans		Student Loans
	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
Weighted average coupon rate(1)	12.78%	12.89%	6.01%	5.89%
Weighted average annual default rate	5.10%	4.77%	0.89%	0.73%
Weighted average conditional prepayment rate	25.87%	25.77%	10.17%	10.99%
Weighted average discount rate	5.56%	4.97%	5.11%	4.29%
___________________
(1)Represents the average coupon rate on loans held on balance sheet, weighted by unpaid principal balance outstanding at the balance sheet date.
As of the third quarter of 2026 relative to the second quarter of 2026, we observed the following trends:
•Personal loan marks were down from the prior quarter, driven by an increase in the weighted average discount rate which was due to a higher benchmark rate, as well as a modest decline in weighted average coupon rate and modest increases in the weighted average annual default rate assumption and weighted average prepayment rate.
•The personal loan annualized charge-off rate decreased to 2.26% from 2.62% in the prior quarter. This was driven by an improvement in the underlying performance as well as strong growth in average loans.
•Student loan marks were down from the prior quarter, driven by an increase in the weighted average discount rate due to a higher benchmark rate, as well as an increase in the weighted average annual default rate, partially offset by a decrease in the weighted average prepayment rate and a modest increase in the weighted average coupon rate.
•The student loan annualized charge-off rate increased modestly to 63 basis points from 61 basis points in the prior quarter.
The combination of these and other factors, including in period originations, resulted in fair value losses recognized on our personal and student loans portfolios, respectively, during the third quarter of 2026.

SoFi Technologies, Inc.

Student Lending
Changes in demand and loan volume for our student loan refinancing product and our in-school student loans could be affected by a variety of factors affecting students, schools, and the overall economy, including the overall interest rate environment, employment market, school tuition and admissions, executive actions by the U.S. presidential administration related to federal student loans, how competitive our student loan products are compared to our competitors and other macroeconomic factors.
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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of income data:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$929,452	$585,114	$344,338	59%	$2,410,635	$1,601,677	$808,958	51%
Total noninterest income	455,647	376,486	79,161	21%	1,293,508	986,626	306,882	31%
Total net revenue	1,385,099	961,600	423,499	44%	3,704,143	2,588,303	1,115,840	43%
Provision for credit losses	14,738	9,199	5,539	60%	37,388	24,912	12,476	50%
Total noninterest expense	1,052,529	803,850	248,679	31%	2,945,062	2,222,866	722,196	32%
Income before income taxes	317,832	148,551	169,281	114%	721,693	340,525	381,168	112%
Income tax expense	(76,843)	(9,159)	(67,684)	739%	(157,381)	(32,754)	(124,627)	380%
Net income	$240,989	$139,392	$101,597	73%	$564,312	$307,771	$256,541	83%
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

SoFi Technologies, Inc.

Average Balances and Net Interest Earnings Analysis

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025			Change due to(1)
($ in thousands)	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Average Balances(1)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,339,691	$28,971	3.44%	$3,193,611	$30,623	3.80%	$1,268	$(2,920)	$(1,652)
Investment securities	4,696,331	55,415	4.68	2,473,653	32,193	5.16	26,226	(3,004)	23,222
Loans(2)	52,047,580	1,258,777	9.60	34,060,743	828,745	9.65	435,015	(4,983)	430,032
Total interest-earning assets	60,083,602	1,343,163	8.87	39,728,007	891,561	8.90	462,509	(10,907)	451,602
Total noninterest-earning assets	5,295,969			4,106,272
Total assets	$65,379,571			$43,834,279
Liabilities and Equity
Interest-bearing liabilities:
Demand deposits	$3,904,528	$9,995	1.02%	$2,379,703	$2,855	0.48%	$3,903	$3,237	$7,140
Savings deposits	37,628,292	296,170	3.12	27,293,558	249,208	3.62	81,344	(34,382)	46,962
Time deposits	7,078,150	70,174	3.93	1,174,096	12,838	4.34	58,534	(1,198)	57,336
Total interest-bearing deposits	48,610,970	376,339	3.07	30,847,357	264,901	3.41	143,781	(32,343)	111,438
Warehouse facilities	1,756,941	20,030	4.52	2,089,297	27,965	5.31	(3,789)	(4,146)	(7,935)
Securitization debt	46,821	422	3.58	58,783	523	3.53	(108)	7	(101)
Other debt(3)	2,238,019	16,920	3.00	1,758,756	13,058	2.95	3,624	238	3,862
Total debt	4,041,781	37,372	3.67	3,906,836	41,546	4.22	(273)	(3,901)	(4,174)
Residual interests classified as debt	501	—	—	540	—	—	—	—	—
Total interest-bearing liabilities	52,653,252	413,711	3.12	34,754,733	306,447	3.50	143,508	(36,244)	107,264
Total noninterest-bearing liabilities	1,432,337			928,670
Total liabilities	54,085,589			35,683,403
Total equity	11,293,982			8,150,876
Total liabilities and equity	$65,379,571			$43,834,279

Net interest income(4)		$929,452			$585,114		$319,001	$25,337	$344,338
Net interest margin(5)			6.14%			5.84%

SoFi Technologies, Inc.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025			Change due to(1)
($ in thousands)	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Average Balances(2)	Interest Income/Expense	Average Yield/Rate	Volume	Rate	Total
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,815,762	$99,150	3.47%	$2,897,624	$81,696	3.77%	$23,857	$(6,403)	$17,454
Investment securities	3,709,699	130,284	4.70	2,260,530	88,415	5.23	50,894	(9,025)	41,869
Loans	45,981,864	3,255,253	9.47	31,131,974	2,277,667	9.78	1,051,288	(73,702)	977,586
Total interest-earning assets	53,507,325	3,484,687	8.71	36,290,128	2,447,778	9.02	1,126,039	(89,130)	1,036,909
Total noninterest-earning assets	4,957,936			3,959,529
Total assets	$58,465,261			$40,249,657
Liabilities and Equity
Interest-bearing liabilities:
Demand deposits	$3,655,449	$28,726	1.05%	$2,194,369	$7,922	0.48%	$11,481	$9,323	$20,804
Savings deposits	35,693,402	853,538	3.20	25,430,891	692,273	3.64	245,410	(84,145)	161,265
Time deposits	3,455,206	101,767	3.94	676,466	23,337	4.61	81,842	(3,412)	78,430
Total interest-bearing deposits	42,804,057	984,031	3.07	28,301,726	723,532	3.42	338,733	(78,234)	260,499
Warehouse facilities	1,323,658	45,367	4.58	2,075,066	82,229	5.30	(25,754)	(11,108)	(36,862)
Securitization debt	49,872	1,340	3.59	64,912	1,658	3.41	(405)	87	(318)
Other debt(3)	1,994,813	43,314	2.90	1,757,225	38,682	2.94	5,160	(528)	4,632
Total debt	3,368,343	90,021	3.57	3,897,203	122,569	4.20	(20,999)	(11,549)	(32,548)
Residual interests classified as debt	510	—	—	558	—	—	—	—	—
Total interest-bearing liabilities	46,172,910	1,074,052	3.11	32,199,487	846,101	3.51	317,734	(89,783)	227,951
Total noninterest-bearing liabilities	1,278,959			901,605
Total liabilities	47,451,869			33,101,092
Total equity	11,013,392			7,148,565
Total liabilities and equity	$58,465,261			$40,249,657

Net interest income(4)		$2,410,635			$1,601,677		$808,305	$653	$808,958
Net interest margin(5)			6.02%			5.90%
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
Three Months. For the three months ended September 30, 2026 compared to the three months ended September 30, 2025, net interest income increased by $344.3 million, or 59%, and net interest margin increased by 30 bps. Average interest-earning assets increased by 51%, and average yields decreased by 3 bps, while average interest-bearing liabilities increased by 51% and the average cost of interest-bearing liabilities decreased by 38 bps.
The $344.3 million increase in net interest income was primarily driven by (i) higher interest income on loans of $430.0 million, which was primarily a function of an increase in origination volume for our balance sheet, (ii) higher interest income from investment securities of $23.2 million primarily attributable to an increase in average balances, and (iii) lower interest expense on warehouse facilities of $7.9 million as we continued to rely less on our warehouse facilities for our funding needs.
These items were partially offset by higher interest expense on interest-bearing deposits of $111.4 million resulting from the net impact of higher interest-bearing deposit balances partially offset by lower rates on savings deposits and lower interest income from interest-bearing deposits with banks of $1.7 million driven by lower rates.
Nine Months. For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, net interest income increased by $809.0 million, or 51%, and net interest margin increased by 12 bps. Average interest-earning assets increased by 47%, and average yields decreased by 31 bps, while average interest-bearing liabilities increased by 43% and the average cost of interest-bearing liabilities decreased by 40 bps.

SoFi Technologies, Inc.

The $809.0 million increase in net interest income was primarily driven by (i) higher interest income on loans of $977.6 million, which was primarily a function of an increase in origination volume for our balance sheet, (ii) higher interest income from investment securities of $41.9 million primarily attributable to higher average balances, (iii) lower interest expense on warehouse facilities of $36.9 million as we continued to rely less on our warehouse facilities for our funding needs, and (iv) higher interest income from interest-bearing deposits with banks of $17.5 million driven by an increase in average deposits.
These items were partially offset by higher interest expense on interest-bearing deposits of $260.5 million resulting from the net impact of higher interest-bearing deposit balances partially offset by lower rates on savings deposits.
Noninterest Income
The following table presents the components of our total noninterest income:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loan origination, sales, securitizations and servicing	$152,305	$65,431	$86,874	133%	$444,921	$189,091	$255,830	135%
Technology products and solutions	55,679	89,707	(34,028)	(38)%	157,489	266,940	(109,451)	(41)%
Loan platform fees	151,164	164,897	(13,733)	(8)%	430,349	385,052	45,297	12%
Net crypto transaction revenue	1,633	—	1,633	n/m	3,668	—	3,668	n/m
Other	94,866	56,451	38,415	68%	257,081	145,543	111,538	77%
Total noninterest income	$455,647	$376,486	$79,161	21%	$1,293,508	$986,626	$306,882	31%
Total noninterest income increased by $79.2 million, or 21%, and $306.9 million, or 31%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025.
Loan Origination, Sales, Securitizations and Servicing
Three Months. The increase in loan origination, sales, securitizations and servicing of $86.9 million, or 133%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by (i) higher gains ($672.3 million) on interest rate swaps we use to hedge the interest rate risk on our personal, student and home loans, as benchmark interest rates increased during period and (ii) higher origination fees ($165.9 million) primarily driven by increased loan originations compared to the year ago quarter.
These increases were partially offset by (i) net fair value losses on personal and student loans driven by weighted average mark decreases ($708.1 million), primarily reflecting higher discount rates resulting from the increase in benchmark interest rates, the impact of which was offset by the gains on our interest rate swaps, (ii) net fair value losses on home loans driven by lower marks ($60.5 million) and (iii) net higher loan write-offs ($45.5 million) driven by balance sheet growth.
Nine Months. The increase in loan origination, sales, securitizations and servicing of $255..8 million, or 135%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by (i) gains ($1.2 billion) during the 2026 period compared to losses in the 2025 period on interest rate swaps we use to hedge the interest rate risk on our personal, student and home loans, as benchmark interest rates increased during period and (ii) higher origination fees ($279.9 million) primarily driven by increased loan originations compared to the year ago period.
These increases were partially offset by (i) net fair value losses on personal loans and student loans driven by weighted average mark decreases ($1.2 billion), primarily reflecting higher discount rates resulting from the increase in benchmark interest rates, the impact of which was offset by the gains on our interest rate swaps, (ii) net fair value losses on home loans driven by lower marks ($40.0 million) and (iii) net higher loan write-offs ($119.9 million) driven by balance sheet growth.
Technology Products and Solutions
Three Months. Technology products and solutions decreased by $34.0 million, or 38%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. These results reflected the exit of a large client who fully transitioned off our platform in 2025.

SoFi Technologies, Inc.

Nine Months. Technology products and solutions decreased by $109.5 million, or 41%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. These results reflected the exit of a large client who fully transitioned off our platform in 2025.
Loan Platform Fees and Related Servicing
Three Months. Loan platform fees and related servicing decreased by $14.5 million, or 9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was driven by a decrease in rates, partially offset by an increase of $422.7 million of Loan Platform Business originations.
Nine Months. Loan platform fees and related servicing increased by $42.9 million, or 11%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was driven by an increase of $2.5 billion of Loan Platform Business originations.
The following table presents the components of noninterest income associated with our Loan Platform Business:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loan platform fees(1)	$151,164	$164,897	$(13,733)	(8)%	$430,349	$385,052	$45,297	12%
Servicing(2)	2,233	3,022	(789)	(26)%	7,169	9,548	(2,379)	(25)%
Loan platform fees and servicing, total noninterest income	$153,397	$167,919	$(14,522)	(9)%	$437,518	$394,600	$42,918	11%
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
Net crypto transaction revenue
Three Months. Net crypto revenue was $1.6 million for the three months ended September 30, 2026, driven by the launch of SoFi Crypto in the fourth quarter of 2025.
Nine Months. Net crypto revenue was $3.7 million for the nine months ended September 30, 2026, driven by the launch of SoFi Crypto in the fourth quarter of 2025.
Other
Three Months. Other noninterest income increased by $38.4 million, or 68%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by higher interchange income as a result of increased spending volumes across SoFi Money and Credit Card, higher brokerage income reflecting growing engagement and higher monetization, and SoFi Plus subscription revenue.
Nine Months. Other noninterest income increased by $111.5 million, or 77%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by higher interchange income as a result increased spending volumes across SoFi Money and Credit Card, and higher brokerage income reflecting growing engagement and higher monetization, and SoFi Plus subscription revenue.

SoFi Technologies, Inc.

Provision for Credit Losses

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Credit card	$14,658	$9,536	$5,122	54%	$36,872	$25,256	$11,616	46%
Commercial and consumer banking	80	(337)	417	n/m	516	(344)	860	n/m
Total	$14,738	$9,199	$5,539	60%	$37,388	$24,912	$12,476	50%
Three months. The provision for credit losses was $14.7 million for the three months ended September 30, 2026, reflecting net charge-offs of $10.1 million and an allowance increase of $4.7 million. Net charge-offs of $10.1 million increased $3.7 million compared to the three months ended September 30, 2025, driven primarily by higher average credit card balances. The allowance increase of $4.7 million primarily reflected growth in the credit card portfolio balances.
The prior year provision for the three months ended September 30, 2025 was $9.2 million, reflecting net charge-offs of $6.4 million and an allowance increase of $2.8 million.
Nine Months. The provision for credit losses was $37.4 million for the nine months ended September 30, 2026, reflecting net charge-offs of $27.2 million and an allowance increase of $10.2 million. Net charge-offs of $27.2 million increased $6.2 million compared to the nine months ended September 30, 2025, driven primarily by higher average credit card balances. The allowance increase of $10.2 million primarily reflected growth in the credit card portfolio balances.
The prior year provision for the nine months ended September 30, 2025 was $24.9 million, reflecting net charge-offs of $21.0 million and an allowance increase of $4.0 million.
Refer to “Analysis of Charge-offs” for a further discussion of the factors driving changes in net charge-offs and the allowance.
Analysis of Allowance for Credit Losses
Allowance for Credit Losses Ratios
The following table presents the ratio of allowance for credit losses to total loans outstanding that are measured at amortized cost:

($ in thousands)	September 30, 2026	September 30, 2025
Allowance for credit losses to total loans outstanding
Allowance for credit losses	$61,114	$50,634
Total loans held for investment, at amortized cost outstanding(1)	1,250,673	1,519,920
Ratio(2)	4.89%	3.33%
__________________
(1)Total loans outstanding excludes accrued interest.
(2)The increase in the ratio was primarily attributable to a decrease of $408.0 million in secured loans.
We omitted the credit ratios associated with nonaccrual loans, as the balance of nonaccrual loans was immaterial.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses and the percentage of loans outstanding by category to total loans outstanding that are measured at amortized cost:

	September 30, 2026		September 30, 2025
($ in thousands)	Allowance for credit losses	Percent of loans to total loans(1)	Allowance for credit losses	Percent of loans to total loans(1)
Credit card	$59,219	45%	$48,653	29%
Commercial and consumer banking	1,895	15%	1,981	11%
Secured loans(2)	—	40%	—	60%
Total	$61,114	100%	$50,634	100%
__________________

SoFi Technologies, Inc.

(1)Loans outstanding balances used in the calculation exclude accrued interest.
(2)Secured loans are term loan arrangements secured by underlying loans (collateral) owned by the debtor. The underlying loans were previously originated by us and were subject to our underwriting process and risk models, prior to being sold to the debtor and in most instances these loans continue to be serviced by us. We evaluate the credit quality of our secured loan portfolio relative to the fair value of the underlying collateral, reassessing it quarterly based on relevant information, including funded loan rates and historical loss experience. An allowance for credit losses is required when there is an expected credit loss after considering the fair value of the collateral as well as any anticipated future changes in the underlying collateral. As of September 30, 2026, based on this evaluation we did not recognize an allowance for credit losses on our secured loans.

SoFi Technologies, Inc.

Analysis of Charge-offs
The following tables present information regarding average loans outstanding, net charge-offs and the annualized ratio of net charge-offs to average loans outstanding:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$30,613,119	$174,018	2.26%	$20,963,542	$137,342	2.60%
Student loans	17,764,233	28,355	0.63%	11,185,653	19,534	0.69%
Home loans	2,410,880	—	—%	536,756	—	—%
Small business loans	6,188	—	—%	—	—	—%
Secured loans	557,981	—	—%	821,851	—	—%
Credit card	510,287	9,999	7.77%	387,664	6,398	6.55%
Commercial and consumer banking	184,892	84	0.19%	165,277	5	0.01%
Total loans	$52,047,580	$212,456	1.62%	$34,060,743	$163,279	1.90%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
($ in thousands)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)	Average Loans(1)	Net Charge-offs(2)(3)(4)	Ratio(4)(5)
Personal loans	$26,669,857	$515,854	2.59%	$19,339,051	$417,386	2.89%
Student loans	16,063,908	75,540	0.63%	10,117,039	53,878	0.71%
Home loans	1,901,289	—	—%	393,050	—	—%
Small business loans	2,085	—	—%	—	—	—%
Secured loans	678,656	—	—%	782,713	—	—%
Credit card	485,514	26,858	7.40%	341,725	20,953	8.20%
Commercial and consumer banking	180,555	350	0.26%	158,396	9	0.01%
Total loans	$45,981,864	$618,602	1.80%	$31,131,974	$492,226	2.11%
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
For the three months ended September 30, 2026, the total net charge-off ratio was 1.62%, a decrease of 28 bps compared with the three months ended September 30, 2025, and total net charge-offs were $212.5 million, an increase of $49.2 million over the comparable period. The decrease in the total net charge-off ratio was primarily due to a lower personal loan charge-off ratio, reflecting higher average personal loan balances. Additionally, a lower student loan charge-off ratio was primarily driven by the repurchase of seasoned loans during 2025 that had a higher charge-off rate as well as higher average student loan balances. The decrease in the total net charge-off ratio was partially offset by an increase in the credit card charge-off ratio in line with expectation.
The increase in total net charge-offs was $49.2 million, primarily driven by higher personal loan net charge-offs, reflecting an increase in average loans.
For the nine months ended September 30, 2026, the total net charge-off ratio was 1.80%, a decrease of 31 bps compared with the nine months ended September 30, 2025, and total net charge-offs were $618.6 million, an increase of $126.4 million over the comparable period. The decrease in the total net charge-off ratio was primarily due to a lower personal loan charge-off ratio, reflecting higher average personal loan balances and a lower student loan charge-off ratio, primarily driven by the repurchase of seasoned loans with higher charge-off rates during 2025 as well as higher average student loan balances. Additionally, the credit card net charge-off ratio decreased due to higher average credit card loan balances.

SoFi Technologies, Inc.

The increase in total net charge-offs was $126.4 million, driven by higher personal and student loan net charge-offs, primarily reflecting an increase in average loans.
Noninterest Expense
The following table presents the components of our total noninterest expense:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Technology and product development	$197,656	$167,144	$30,512	18%	$576,607	$475,496	$101,111	21%
Sales and marketing	444,015	286,878	157,137	55%	1,171,951	789,798	382,153	48%
Cost of operations	209,740	161,423	48,317	30%	581,002	447,380	133,622	30%
General and administrative	201,118	188,405	12,713	7%	615,502	510,192	105,310	21%
Total noninterest expense	$1,052,529	$803,850	$248,679	31%	$2,945,062	$2,222,866	$722,196	32%
Total noninterest expense increased by $248.7 million, or 31%, and $722.2 million, or 32%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, as described below.
Technology and product development
Three Months. Technology and product development expenses increased by $30.5 million, or 18%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by higher amortization of internally-developed software and tools and subscription expense reflective of continued investments in technology.
Nine Months. Technology and product development expenses increased by $101.1 million, or 21%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by higher amortization of internally-developed software, higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and tools and subscription expense reflective of continued investments in technology.
Sales and marketing
Three Months. Sales and marketing expenses increased by $157.1 million, or 55%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by increases in lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings, advertising and marketing expenditures, member incentive expenses and employee compensation and benefits attributable to increases in headcount to support our growth.
Nine Months. Sales and marketing expenses increased by $382.2 million, or 48%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by increases in lead generation costs primarily related to our Financial Services and Lending segments as we continue to drive expansion of our products and offerings, advertising and marketing expenditures, member incentive expenses and employee compensation and benefits attributable to increases in headcount to support our growth.
Cost of operations
Three Months. Cost of operations expenses increased by $48.3 million, or 30%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth; and loan origination and servicing expenses driven by increased loan originations during the period.
Nine Months. Cost of operations expenses increased by $133.6 million, or 30%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and loan origination and servicing expenses driven by increased loan originations during the period.

SoFi Technologies, Inc.

General and administrative
Three Months. General and administrative expenses increased by $12.7 million, or 7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, and tools and subscriptions costs reflective of continued investments in technology.
Nine Months. General and administrative expenses increased by $105.3 million, or 21%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was driven by higher employee compensation and benefits attributable to increases in headcount and salary to support our growth, tools and subscriptions costs reflective of continued investments in technology, as well as transaction-related expenses of $5.3 million related to the acquisitions of Composer and Peach.
Income Taxes
For the three and nine months ended September 30, 2026, we recorded income tax expense of $76.8 million and $157.4 million, respectively. For the three and nine months ended September 30, 2025, we recorded income tax expense of $9.2 million and $32.8 million, respectively. The income tax expense recognized in both periods was primarily attributable to the Company’s profitability, partially offset by discrete tax benefits for stock compensation recorded in each quarter. For the three and nine months ended September 30, 2026, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits from stock compensation.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence supporting the allowance. During the nine months ended September 30, 2026, we continue to maintain a valuation allowance in certain jurisdictions where sufficient positive evidence does not exist to support the realizability of deferred tax assets. Management will continue to assess the need for a valuation allowance in future periods.

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
The following table sets forth selected segment-level data:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Lending
Total net revenue	$821,345	$493,382	$327,963	66%	$2,188,563	$1,350,267	$838,296	62%
Directly attributable expenses	(352,436)	(219,808)	(132,628)	60%	(911,973)	(595,295)	(316,678)	53%
Contribution profit	454,934	261,600	193,334	74%	1,236,353	745,245	491,108	66%
Technology Platform
Total net revenue	$87,368	$114,578	$(27,210)	(24)%	$246,959	$327,838	$(80,879)	(25)%
Directly attributable expenses	(73,165)	(82,207)	9,042	(11)%	(208,985)	(231,359)	22,374	(10)%
Contribution profit	14,203	32,371	(18,168)	(56)%	37,974	96,479	(58,505)	(61)%
Financial Services
Total net revenue	$525,095	$419,623	$105,472	25%	$1,419,916	$1,085,275	$334,641	31%
Provision for credit losses	(14,737)	(9,199)	(5,538)	60%	(37,383)	(24,869)	(12,514)	50%
Directly attributable expenses	(249,344)	(184,867)	(64,477)	35%	(713,259)	(498,285)	(214,974)	43%
Contribution profit	261,014	225,557	35,457	16%	669,274	562,121	107,153	19%
Reportable segments total
Total net revenue	$1,433,808	$1,027,583	$406,225	40%	$3,855,438	$2,763,380	$1,092,058	40%
Provision for credit losses	(14,737)	(9,199)	(5,538)	60%	(37,383)	(24,869)	(12,514)	50%
Directly attributable expenses	(674,945)	(486,882)	(188,063)	39%	(1,834,217)	(1,324,939)	(509,278)	38%
Contribution profit	730,151	519,528	210,623	41%	1,943,601	1,403,845	539,756	38%

SoFi Technologies, Inc.

Lending Segment
Lending Segment Results of Operations
The following table presents the measure of contribution profit for the Lending segment.

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$670,230	$427,973	$242,257	57%	$1,743,759	$1,161,269	$582,490	50%
Noninterest income	151,115	65,409	85,706	131%	444,804	188,998	255,806	135%
Total net revenue	821,345	493,382	327,963	66%	2,188,563	1,350,267	838,296	62%
Servicing rights – change in valuation inputs or assumptions(1)	(13,952)	(11,989)	(1,963)	16%	(40,257)	(9,789)	(30,468)	311%
Residual interests classified as debt – change in valuation inputs or assumptions(2)	(23)	15	(38)	n/m	20	62	(42)	(68)%
Directly attributable expenses:
Direct advertising	(127,794)	(91,604)	(36,190)	40%	(344,524)	(238,686)	(105,838)	44%
Lead generation	(123,603)	(49,974)	(73,629)	147%	(271,753)	(139,777)	(131,976)	94%
Compensation and benefits	(55,185)	(43,007)	(12,178)	28%	(165,920)	(121,645)	(44,275)	36%
Loan origination and servicing costs	(29,625)	(23,070)	(6,555)	28%	(83,708)	(61,425)	(22,283)	36%
Professional services	(5,127)	(3,624)	(1,503)	41%	(14,451)	(9,364)	(5,087)	54%
Intercompany technology platform expenses	(491)	(578)	87	(15)%	(1,757)	(1,544)	(213)	14%
Other(3)	(10,611)	(7,951)	(2,660)	33%	(29,860)	(22,854)	(7,006)	31%
Directly attributable expenses	(352,436)	(219,808)	(132,628)	60%	(911,973)	(595,295)	(316,678)	53%
Contribution profit	$454,934	$261,600	$193,334	74%	$1,236,353	$745,245	$491,108	66%

Adjusted net revenue – Lending(4)	$807,370	$481,408	$325,962	68%	$2,148,326	$1,340,540	$807,786	60%
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
Net interest income
Three Months. Net interest income in our Lending segment increased by $242.3 million, or 57%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $9.5 billion (48%) and $6.6 billion (63%), respectively, partially offset by higher weighted average interest rates on personal and student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume for our balance sheet.

SoFi Technologies, Inc.

Nine Months. Net interest income in our Lending segment increased by $582.5 million, or 50%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily attributable to increases in aggregate average personal and student loan unpaid principal balances of $7.1 billion (39%) and $5.8 billion (60%), respectively, partially offset by lower weighted average interest rates on personal and student loans. The personal and student loan average balance increases were primarily attributable to higher origination volume for our balance sheet.
Noninterest income
Noninterest income in our Lending segment increased by $85.7 million, or 131%, and increased by $255.8 million, or 135%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, driven by higher loan origination, sales, securitizations and servicing income.
Loan Origination, Sales, Securitizations and Servicing
The following table presents the components of noninterest income—loan origination, sales, securitizations and servicing:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
In period originations, loan sale execution and fair value adjustments(1)	$(657,138)	$104,371	$(761,509)	n/m	$(699,220)	$532,881	$(1,232,101)	n/m
Economic derivative hedges of loan fair values	733,933	6,262	727,671	n/m	1,108,574	(200,237)	1,308,811	n/m
Loan origination fees	270,851	104,995	165,856	158%	607,634	327,751	279,883	85%
Loan write-off expense – whole loans(2)	(202,372)	(156,876)	(45,496)	29%	(591,394)	(471,471)	(119,923)	25%
Other(3)	5,841	6,657	(816)	(12)%	19,210	101	19,109	n/m
Loan origination, sales, securitizations and servicing noninterest income	$151,115	$65,409	$85,706	131%	$444,804	$189,025	$255,779	135%
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
(2)For the three months ended September 30, 2026 and 2025, includes gross write-offs of $244.4 million and $186.5 million, respectively. Total recoveries were $42.0 million and $29.6 million, respectively, of which $31.9 million and $21.5 million, respectively, were captured via loan sales to a third-party collection agency. For the nine months ended September 30, 2026 and 2025, includes gross write-offs of $700.4 million and $552.3 million, respectively. Total recoveries were $109.0 million and $80.9 million, respectively, of which $80.9 million and $58.1 million, respectively, were captured via loan sales to a third-party collection agency.
(3)Includes changes in fair value of servicing rights, gains (losses) on IRLCs and interest rate caps and the (expense) benefit associated with our estimated loan repurchase obligation (see Note 15. Commitments, Guarantees, Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for additional information).
Three Months. The increase in loan origination, sales, securitizations and servicing income of $85.7 million, or 131%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by: (i) higher gains ($672.3 million) on interest rate swaps we use to hedge the interest rate risk on our personal, student and home loans, as benchmark interest rates increased during the period and (ii) higher loan origination fees ($165.9 million) primarily driven by increased loan originations compared to the year ago quarter.
These increases were partially offset by (i) net fair value losses on personal and student loans driven by weighted average mark decreases ($704.7 million), primarily reflecting higher discount rates resulting from the increase in benchmark interest rates, the impact of which was offset by the gains on our interest rate swaps, (ii) net fair value losses on home loans driven by lower marks ($60.5 million) and (iii) net higher loan write-offs ($45.5 million) driven by balance sheet growth.
Nine Months. The increase in loan origination, sales, securitizations and servicing income of $255.8 million, or 135%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by: (i) gains ($1.2 billion) during the 2026 period compared to losses in the 2025 period on interest rate swaps we use to hedge the interest rate risk on our personal, student and home loans, as benchmark interest rates increased during period and (ii) higher loan origination fees ($279.9 million) primarily driven by increased loan originations compared to the year ago period.

SoFi Technologies, Inc.

These increases were partially offset by (i) net fair value losses on personal loans and student loans driven by weighted average mark decreases ($1.2 billion), primarily reflecting higher discount rates resulting from the increase in benchmark interest rates, the impact of which was offset by the gains on our interest rate swaps, (ii) net fair value losses on home loans driven by lower marks ($40.0 million) and (iii) net higher loan write-offs ($119.9 million) driven by balance sheet growth.
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
The table below presents information related to our loan servicing assets:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Servicing income recognized
Personal loans	$39,091	$30,972	$8,119	26%	$116,227	$93,874	$22,353	24%
Student loans	2,609	4,338	(1,729)	(40)%	8,511	12,477	(3,966)	(32)%
Home loans	5,930	4,874	1,056	22%	16,495	13,787	2,708	20%
Servicing rights fair value change
Personal loans	$(14,799)	$5,490	$(20,289)	n/m	$(34,128)	$54,006	$(88,134)	n/m
Student loans	(2,855)	2,193	(5,048)	n/m	(8,499)	(13,019)	4,520	n/m
Home loans	17,953	837	17,116	n/m	29,066	411	28,655	n/m
Directly attributable expenses
Three Months. Lending segment directly attributable expenses increased by $132.6 million, or 60%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to: (i) an increase in expense related to personal loan lead generation channels, (ii) an increase in direct advertising primarily related to online, digital and direct mail advertising, and (iii) an increase in allocated compensation and related benefits, which reflected increases in headcount and salary in 2026 to support growth in the Lending segment.
Nine Months. Lending segment directly attributable expenses increased by $316.7 million, or 53%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to: (i) an increase in expense related to personal loan lead generation channels, (ii) an increase in direct advertising primarily related to online, digital and direct mail advertising, and (iii) an increase in allocated compensation and related benefits, which reflected increases in headcount and salary in 2026 to support growth in the Lending segment.
Total Products
Total products in our Lending segment is a subset of our total products metric. See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Lending segment.

SoFi Technologies, Inc.

In the table below, we present certain metrics and financial information related to our Lending segment:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
Metric	2026	2025	Change	% Change	2026	2025	Change	% Change
Total products (number, as of period end)	3,430,054	2,462,588	967,466	39%	3,430,054	2,462,588	967,466	39%
Origination volume ($ in thousands, during period)
Personal loans(1)	$12,622,140	$7,488,879	$5,133,261	69%	$31,680,748	$19,994,466	$11,686,282	58%
Student loans	2,922,068	1,491,724	1,430,344	96%	8,222,536	3,676,513	4,546,023	124%
Home loans(2)	1,361,024	944,651	416,373	44%	3,979,073	2,261,290	1,717,783	76%
Small business loans(3)	27,051	—	27,051	n/m	27,051	—	27,051	n/m
Total	$16,932,283	$9,925,254	$7,007,029	71%	$43,909,408	$25,932,269	$17,977,139	69%
Loans with a balance (number, as of period end)(4)	2,446,099	1,609,858	836,241	52%	2,446,099	1,609,858	836,241	52%
Average loan balance ($, as of period end)(4)
Personal loans	$25,235	$25,964	$(729)	(3)%	$25,235	$25,964	$(729)	(3)%
Student loans(5)	44,113	42,211	1,902	5%	44,113	42,211	1,902	5%
Home loans	218,005	254,660	(36,655)	(14)%	218,005	254,660	(36,655)	(14)%
Small business loans	37,702	—	37,702	n/m	37,702	—	37,702	n/m
__________________
(1)Inclusive of origination volume related to our Loan Platform Business and credit card with personal loan rollover loans. For the three months ended September 30, 2026 and 2025, we originated $3.6 billion and $3.4 billion, respectively, of personal loans on behalf of third parties. For the nine months ended September 30, 2026 and 2025, we originated $9.6 billion and $7.4 billion, respectively, of personal loans on behalf of third parties.
(2)For the three and nine months ended September 30, 2026, we originated $189.5 million of home loans on behalf of third parties.
(3)For the three and nine months ended September 30, 2026, we originated $14.7 million of small business loans on behalf of third parties.
(4)Loans with a balance and average loan balance include Lending products on our balance sheet, as well as transferred loans and referred loans with which we have a continuing involvement through our servicing agreements.
(5)Includes in-school loans and student loan refinancing products. In-school loans carry a lower average balance than student loan refinancing products.
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
Personal Loans. During the three and nine months ended September 30, 2026, total personal loan origination volume increased by 69% and 58%, respectively, relative to the corresponding 2025 period, inclusive of $3.6 billion and $9.6 billion, respectively, related to personal loans originated on behalf of third parties in support of our Loan Platform Business. Demand from our Loan Platform Business has remained robust as partners continue to leverage our customer acquisition and operational capabilities to originate loans at scale, as well as increased demand driven by expanded advertising and marketing efforts.
Student Loans. During the three and nine months ended September 30, 2026, student loan origination volume increased by 96% and 124%, respectively, relative to the corresponding 2025 period, as demand for student loan refinancing products continued to increase as borrowers looked to refinance at a lower rate, as well as increased interest in loan term extensions given the elevated interest rate environment along with growth in the origination of in-school student loans.
Home Loans. During the three and nine months ended September 30, 2026, home loan origination volume increased by 44% and 76%, respectively, relative to the corresponding 2025 period, inclusive of $189.5 million related to home loans originated on behalf of third parties in support of our Loan Platform Business during the three and nine months ended September 30, 2026. Our home loan origination volume has continued to grow since the acquisition of Wyndham, which added increased capacity along with technology and fulfillment capabilities. Origination volume during 2025 and into 2026 reflected increased demand for home equity loans, which have allowed members to take advantage of the equity that has built up in their homes.

SoFi Technologies, Inc.

Small Business Loans. During the three and nine months ended September 30, 2026, small business loan origination volume was $27.1 million, inclusive of $14.7 million related to small business loans originated on behalf of third parties in support of our Loan Platform Business during the three and nine months ended September 30, 2026.
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
In the table below, we present additional information related to our lending products:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Overall weighted average origination FICO	747	750	748	748
Personal Loans(1)
Weighted average origination FICO	743	745	743	744
Weighted average interest rate earned(2)	12.64%	12.99%	12.69%	13.08%
Interest income recognized	$930,602	$645,352	$2,400,815	$1,777,917
Sales of loans	$3,675,207	$3,590,565	$9,943,696	$9,000,608
Student Loans
Weighted average origination FICO	761	773	762	770
Weighted average interest rate earned(2)	5.92%	5.86%	5.90%	5.93%
Interest income recognized	$255,254	$155,392	$676,705	$422,672
Sales of loans	$—	$376,545	$—	$376,545
Home Loans(1)
Weighted average origination FICO	753	750	755	749
Weighted average interest rate earned(2)	7.57%	7.90%	7.69%	7.77%
Interest income recognized	$44,073	$10,110	$103,674	$21,767
Sales of loans	$1,577,641	$584,776	$3,175,251	$1,684,344
Small Business Loans(1)
Weighted average interest rate earned(2)	28.39%	—%	28.46%	—%
Interest income recognized	$434	$—	$434	$—
Sales of loans	$14,787	$—	$14,787	$—
__________________
(1)Inclusive of activity related to loans originated and subsequently sold as part of our Loan Platform Business. For the three months ended September 30, 2026 and 2025, included $3.8 billion and $3.3 billion, respectively, related to loans originated on behalf of third parties. For the nine months ended September 30, 2026 and 2025, included $9.9 billion and $7.3 billion, respectively, related to loans originated on behalf of third parties. See Note 4. Loans to the Notes to Condensed Consolidated Financial Statements for additional information.
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
The following table summarizes our current whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$—	$175,586	$—	$1,488,934
Servicing assets recognized	—	11,340	—	91,782
Repurchase liabilities recognized	—	(402)	—	(2,202)
Total consideration	—	186,524	—	1,578,514
Aggregate unpaid principal balance and accrued interest of loans sold	—	175,761	—	1,489,459
Realized gain	$—	$10,763	$—	$89,055
Sale execution(1)(2)	—%	106.4%	—%	106.1%
Student loans
Fair value of consideration received:
Cash	$—	$405,538	$—	$405,538
Servicing assets recognized	—	11,221	—	11,221
Repurchase liabilities recognized	—	(38)	—	(38)
Total consideration	—	416,721	—	416,721
Aggregate unpaid principal balance and accrued interest of loans sold	—	393,579	—	393,579
Realized gain	$—	$23,142	$—	$23,142
Sale execution(1)	—%	105.9%	—%	105.9%
Home loans
Fair value of consideration received:
Cash	$1,430,847	$596,969	$3,043,204	$1,715,820
Servicing assets recognized	9,678	4,968	25,185	11,984
Repurchase liabilities recognized	(369)	(992)	(2,475)	(3,135)
Total consideration	1,440,156	600,945	3,065,914	1,724,669
Aggregate unpaid principal balance and accrued interest of loans sold	1,390,021	585,131	2,988,988	1,686,995
Realized gain	$50,135	$15,814	$76,926	$37,674
Sale execution(1)	103.6%	102.9%	102.7%	102.4%
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
(2)Excludes net origination fees, which are recognized in earnings at the time of origination. Personal loans sold during the three and nine months ended September 30, 2025 had related origination fees of $6,364 and $41,869, respectively. Sales execution, for three and nine months ended September 30, 2025, including these origination fees would be 110.0% and 108.9%, respectively. There were no personal loan sales during the three and nine months ended September 30, 2026.

SoFi Technologies, Inc.

The following table summarizes our delinquent whole loan sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Personal loans
Fair value of consideration received:
Cash	$7,202	$7,199	$21,495	$21,599
Servicing assets recognized	6,398	6,298	18,964	18,908
Repurchase liabilities recognized	(108)	(99)	(331)	(270)
Total consideration	13,492	13,398	40,128	40,237
Aggregate unpaid principal balance and accrued interest of loans sold(1)(2)	95,973	94,636	283,789	284,168
Realized loss	$(82,481)	$(81,238)	$(243,661)	$(243,931)
Sale execution(3)	14.2%	14.3%	14.3%	14.3%
_____________________
(1) During the three and nine months ended September 30, 2026, includes $90.0 million and $268.7 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries. During the three and nine months ended September 30, 2025, includes $90.0 million and $270.0 million, respectively, of aggregate unpaid principal balance sold, related to late-stage delinquent loans for which we retained servicing and portions of recoveries.
(2) For the three and nine months ended September 30, 2026, $53.9 million and $168.1 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2025, $62.4 million and $189.1 million, respectively, of unpaid principal balance was recorded in prior periods as a write down in noninterest income—loan origination, sales, securitizations and servicing in the condensed consolidated statements of operations and comprehensive income. These loans were sold prior to charge-off during the respective periods and otherwise would have been charged off as of September 30, 2026 and 2025, respectively, consistent with our policy. In our other charged off whole loan sales, we typically do not retain servicing or recoveries.
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
Technology Platform Segment
Technology Platform Segment Results of Operations
The following table presents the measure of contribution profit for the Technology Platform segment.

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$1,030	$432	$598	138%	$2,407	$1,111	$1,296	117%
Noninterest income	86,338	114,146	(27,808)	(24)%	244,552	326,727	(82,175)	(25)%
Total net revenue	87,368	114,578	(27,210)	(24)%	246,959	327,838	(80,879)	(25)%
Directly attributable expenses:
Compensation and benefits	(49,215)	(48,520)	(695)	1%	(147,109)	(137,174)	(9,935)	7%
Product fulfillment	(2,795)	(15,909)	13,114	(82)%	(7,745)	(45,121)	37,376	(83)%
Tools and subscriptions	(9,013)	(9,207)	194	(2)%	(24,213)	(26,785)	2,572	(10)%
Professional services	(6,388)	(4,171)	(2,217)	53%	(15,214)	(10,747)	(4,467)	42%
Other(1)	(5,754)	(4,400)	(1,354)	31%	(14,704)	(11,532)	(3,172)	28%
Directly attributable expenses	(73,165)	(82,207)	9,042	(11)%	(208,985)	(231,359)	22,374	(10)%
Contribution profit	$14,203	$32,371	$(18,168)	(56)%	$37,974	$96,479	$(58,505)	(61)%
___________________
(1)Other expenses are primarily related to travel and occupancy-related costs, advertising and marketing and accounts receivable write-offs.
Net interest income
Net interest income in our Technology Platform segment of $1.0 million and $2.4 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, relates to interest income earned on segment cash balances.

SoFi Technologies, Inc.

Noninterest income
Three Months. Noninterest income in our Technology Platform segment decreased by $27.8 million, or 24%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to a decline in technology services fees of $35.6 million. These results reflected the exit of a large client who fully transitioned off our platform in 2025. This was partially offset by an increase in intercompany revenue of $8.3 million, primarily attributable to increased usage of technology platform services during the 2026 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Nine Months. Noninterest income in our Technology Platform segment decreased by $82.2 million, or 25%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a decline in technology services fees of $111.9 million. These results reflected the exit of a large client who fully transitioned off our platform in 2025. This was partially offset by an increase in intercompany revenue of $26.5 million, primarily attributable to increased usage of technology platform services during the 2026 period by our Financial Services segment as we continue to leverage synergies to enhance our product offerings.
Directly attributable expenses
Three Months. Technology Platform segment directly attributable expenses decreased by $9.0 million, or 11%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily attributable to a decrease in product fulfillment costs, primarily related to payment processing network association fees associated with decreased activity on the platform.
Nine Months. Technology Platform segment directly attributable expenses decreased by $22.4 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily attributable to a decrease in product fulfillment costs, primarily related to payment processing network association fees associated with decreased activity on the platform.
Total Accounts
In the table below, we present the total accounts metric related to our Technology Platform segment:

			2026 vs 2025
	September 30, 2026	September 30, 2025	Change	% Change
Total accounts	140,440,864	157,859,670	(17,418,806)	(11)%
See “Key Business Metrics” and “Business Overview” for further discussion of this measure as it relates to our Technology Platform segment.

SoFi Technologies, Inc.

Financial Services Segment
Financial Services Segment Results of Operations
The following table presents the measure of contribution profit for the Financial Services segment:

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income	$281,254	$203,660	$77,594	38%	$758,046	$570,181	$187,865	33%
Noninterest income	243,841	215,963	27,878	13%	661,870	515,094	146,776	28%
Total net revenue	525,095	419,623	105,472	25%	1,419,916	1,085,275	334,641	31%
Provision for credit losses	(14,737)	(9,199)	(5,538)	60%	(37,383)	(24,869)	(12,514)	50%
Directly attributable expenses:
Compensation and benefits	(63,532)	(45,912)	(17,620)	38%	(180,923)	(126,534)	(54,389)	43%
Direct advertising	(19,767)	(9,286)	(10,481)	113%	(35,420)	(23,385)	(12,035)	51%
Lead generation	(33,083)	(39,244)	6,161	(16)%	(140,079)	(104,092)	(35,987)	35%
Product fulfillment	(33,908)	(25,011)	(8,897)	36%	(91,286)	(62,748)	(28,538)	45%
Member incentives	(33,574)	(20,417)	(13,157)	64%	(89,565)	(54,503)	(35,062)	64%
Professional services	(6,558)	(7,440)	882	(12)%	(24,416)	(21,172)	(3,244)	15%
Intercompany technology platform expenses	(20,501)	(10,524)	(9,977)	95%	(48,316)	(34,865)	(13,451)	39%
Other(1)	(38,421)	(27,033)	(11,388)	42%	(103,254)	(70,986)	(32,268)	45%
Directly attributable expenses	(249,344)	(184,867)	(64,477)	35%	(713,259)	(498,285)	(214,974)	43%
Contribution profit	$261,014	$225,557	$35,457	16%	$669,274	$562,121	$107,153	19%
___________________
(1)Other expenses primarily include operational product losses, network servicing fees, travel and occupancy-related costs, tools and subscriptions, and marketing expenses.
Net interest income
Net interest income in our Financial Services segment increased by $77.6 million, or 38%, and $187.9 million, or 33%, for the three and nine months ended September 30, 2026 compared to the same periods in 2025, which was primarily attributable to net interest income earned on our deposits which includes interest income based on our FTP framework (which is eliminated in consolidation) and interest expense to members. This net increase corresponds with the growth of our SoFi Money product and related deposits at SoFi Bank.

SoFi Technologies, Inc.

Noninterest income
The table below presents revenue from contracts with customers disaggregated by type of service, as well as a reconciliation of total revenue from contracts with customers to total noninterest income for the Financial Services segment.

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Referrals, loan platform business(1)	$21,865	$18,007	$3,858	21%	$65,500	$60,255	$5,245	9%
Referrals, other(2)	4,150	3,695	455	12%	11,607	8,813	2,794	32%
Interchange(2)	51,526	29,089	22,437	77%	127,786	78,403	49,383	63%
Brokerage(2)	17,959	12,257	5,702	47%	51,190	26,784	24,406	91%
Net crypto transaction revenue	1,633	—	1,633	n/m	3,668	—	3,668	n/m
Other(2)(3)	12,381	4,107	8,274	201%	27,974	8,004	19,970	250%
Total net revenue from contracts with customers(4)	109,514	67,155	42,359	63%	287,725	182,259	105,466	58%
Loan platform business, other(1)	129,299	146,890	(17,591)	(12)%	364,849	324,797	40,052	12%
Other sources of revenue(5)	5,028	1,918	3,110	162%	9,296	8,038	1,258	16%
Total Financial Services noninterest income	$243,841	$215,963	$27,878	13%	$661,870	$515,094	$146,776	28%
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
Three Months. Noninterest income in our Financial Services segment increased by $27.9 million, or 13%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to: (i) an increase in interchange fees of $22.4 million, which coincided with increased debit card and credit card transactions; (ii) an increase in brokerage fees of $5.7 million reflecting both growing engagement and stronger monetization from our SoFi Invest product; and (iii) an increase in other noninterest income of $8.3 million driven by the relaunch of SoFi Plus in the second quarter of 2026, which transitioned to a paid subscription model. These increases were partially offset by a decrease in Loan Platform Business revenue of $13.7 million, primarily driven by a decrease in rates.
Nine Months. Noninterest income in our Financial Services segment increased by $146.8 million, or 28%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to: (i) an increase in interchange fees of $49.4 million, which coincided with increased debit card and credit card transactions; (ii) growth in our Loan Platform Business revenue of $45.3 million primarily driven by an increase of $2.3 billion of Loan Platform Business originations; (iii) an increase in brokerage fees of $24.4 million reflecting both growing engagement and stronger monetization from our SoFi Invest product; and (iv) an increase in other noninterest income of $20.0 million driven by the relaunch of SoFi Plus in the second quarter of 2026, which transitioned to a paid subscription model.
Provision for credit losses
Provision for credit losses in our Financial Services segment increased by $5.5 million, or 60%, and $12.5 million, or 50%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The allowance increase of $4.7 million and $10.2 million, respectively, during the three and nine months ended September 30, 2026 primarily reflected growth in the credit card portfolio balances. Net charge-offs increased driven primarily by higher average credit card balances.

SoFi Technologies, Inc.

Directly attributable expenses
Three Months. Financial Services directly attributable expenses increased by $64.5 million, or 35%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to: (i) an increase in allocated compensation and related benefits which reflected an increase in headcount and salary in 2026 to support growth in the Financial Services segment; (ii) an increase in member incentives utilized to drive adoption and usage of our Financial Services products; (iii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our Money product; and (iv) an increase in intercompany technology platform expenses attributable to increased usage of technology platform services during the period.
Nine Months. Financial Services directly attributable expenses increased by $215.0 million, or 43%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to: (i) a net increase in direct advertising and lead generation costs as we continue to expand our Money and Invest products, and Loan Platform Business; (ii) an increase in allocated compensation and related benefits, which reflected an increase in headcount in 2026 to support growth in the Financial Services segment; (iii) an increase in product fulfillment costs, which included debit card fulfillment services, primarily related to our Money product; (iv) an increase in member incentives utilized to drive adoption and usage of our Financial Services products; and (v) an increase in intercompany technology platform expenses attributable to increased usage of technology platform services during the period.
Total Products
In the table below, we present the total products metric related to our Financial Services segment:

			2026 vs 2025
	September 30, 2026	September 30, 2025	Change	% Change
Total products	23,241,525	16,090,465	7,151,060	44%
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

	Three Months Ended September 30,		2026 vs 2025		Nine Months Ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net interest income (expense)	$(23,062)	$(46,951)	$23,889	(51)%	$(93,577)	$(130,884)	$37,307	(29)%
Noninterest income (loss)	(25,647)	(19,032)	(6,615)	35%	(57,718)	(44,193)	(13,525)	31%
Total net revenue (loss)	$(48,709)	$(65,983)	$17,274	(26)%	$(151,295)	$(175,077)	$23,782	(14)%

SoFi Technologies, Inc.

Reconciliation of Directly Attributable Expenses
The following table reconciles directly attributable expenses allocated to our reportable segments to total noninterest expense in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Reportable segments directly attributable expenses	$(674,945)	$(486,882)	$(1,834,217)	$(1,324,939)
Intercompany expenses	32,322	23,974	84,864	58,351
Expenses not allocated to segments:
Share-based compensation expense	(70,884)	(66,469)	(219,761)	(193,481)
Employee-related costs(1)	(102,012)	(94,926)	(313,531)	(269,709)
Depreciation and amortization expense	(81,251)	(59,245)	(221,935)	(171,271)
Other corporate and unallocated expenses(2)	(155,759)	(120,302)	(440,482)	(321,817)
Total noninterest expense	$(1,052,529)	$(803,850)	$(2,945,062)	$(2,222,866)
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

SoFi Technologies, Inc.

Consolidated Balance Sheet Analysis

Assets
The following is a discussion of the significant changes in our assets, liabilities and equity between September 30, 2026 and December 31, 2025.

			2026 vs 2025
($ in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Assets
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,598,776	$5,356,773	$(1,757,997)	(33)%
Investment securities	4,992,659	2,575,607	2,417,052	94%
Total loans	53,742,243	38,037,063	15,705,180	41%
All other assets(1)	5,433,098	4,691,035	742,063	16%
Total assets	$67,766,776	$50,660,478	$17,106,298	34%
___________________
(1)All other assets includes servicing rights, property, equipment and software, goodwill, intangible assets, operating lease right-of-use assets and other assets. See the condensed consolidated balance sheets within this report.
Total assets as of September 30, 2026 were $67.8 billion, up $17.1 billion, or 34%, from December 31, 2025. The increase was primarily attributable to an increase in total loans of $15.7 billion, comprised of held for sale ($11.2 billion) driven by an increase in personal and home loan originations and an increase in our loans held for investment ($4.6 billion) which was primarily related to student loan originations. Investment securities also increased ($2.4 billion) reflecting net purchases, primarily agency mortgage backed securities and U.S. Treasury securities. This increase was partially offset by a reduction in cash, cash equivalents of $1.8 billion. See "Cash Flow and Liquidity Analysis" for further discussion of changes in total cash, cash equivalents, restricted cash and restricted cash equivalents during the nine months ended September 30, 2026.

			2026 vs 2025
($ in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Liabilities and equity
Liabilities:
Total deposits	$51,325,022	$37,505,395	$13,819,627	37%
Debt	3,862,925	1,815,162	2,047,763	113%
All other liabilities(1)	1,283,692	850,426	433,266	51%
Total liabilities	56,471,639	40,170,983	16,300,656	41%
Total equity	11,295,137	10,489,495	805,642	8%
Total liabilities and equity	$67,766,776	$50,660,478	$17,106,298	34%
___________________
(1)Other liabilities includes accounts payable, accruals and other liabilities, operating lease liabilities and residual interests classified as debt. See the condensed consolidated balance sheets within this report.
Liabilities and Equity
Total liabilities as of September 30, 2026 were $56.5 billion, up $16.3 billion, or 41%, from December 31, 2025. The increase was primarily attributable to an increase in total deposits ($13.8 billion) primarily driven by our differentiated checking and savings account offerings and competitive APY. The increase in debt ($2.0 billion) primarily reflects an increase in warehouse borrowings utilized to support our asset growth.
Total equity as of September 30, 2026 was $11.3 billion, up $805.6 million, or 8%, from December 31, 2025. The increase was primarily attributable to a decrease in accumulated deficit driven by net income during the nine months ended September 30, 2026 as well as the completion of a common stock offering in January 2026.

SoFi Technologies, Inc.

Cash Flow and Liquidity Analysis
The following table provides a summary of cash flow data:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash used in operating activities	$(9,217,592)	$(2,751,280)
Net cash used in investing activities	(8,302,129)	(4,622,155)
Net cash provided by financing activities	15,762,686	8,411,582
Cash Flows from Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities primarily stemmed from loans held for sale originations outpacing cash proceeds from loans held for sale paydowns and sales activities, partially offset by net income and paydowns on our loans previously classified as held for sale. We had principal loan originations of $35.8 billion during the period. These cash uses were partially offset by cash proceeds of principal loan payments of $11.3 billion and principal loan sales of $12.9 billion.
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
Cash Flows from Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was primarily driven by growth in our loans held for investment and AFS investment portfolio, including $8.2 billion of loan originations and $3.6 billion of AFS investment purchases, as well as net outflows related to credit cards of $103.9 million. These outflows were partially offset by $2.9 billion of proceeds from loan repayments and recoveries, $605.8 million of AFS investment sales and $484.1 million of AFS investment payments and maturities.
For the nine months ended September 30, 2025, net cash used in investing activities was primarily driven by growth in our loans held for investment and AFS investment portfolio, including $4.2 billion of loan originations, $1.4 billion of loan purchases and $1.1 billion of AFS investment purchases, as well as net outflows related to credit cards of $158.6 million. These outflows were partially offset by $1.5 billion of proceeds from loan repayments and recoveries, proceeds from loan sales of $392.6 million as well as $249.5 million of AFS investment sales and $339.0 million of AFS investment payments and maturities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was primarily attributable to net cash sources from our SoFi Bank deposits of $13.5 billion and $2.1 billion increase in our personal and student loan warehouse facilities as part of our normal balance sheet management as well as proceeds of $87.4 million from the common stock offering that we completed in the first quarter of 2026.
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
The following table summarizes our total liquidity reserves:

	September 30, 2026
($ in thousands)	Amount Available	Amount Borrowed / Utilized	Remaining Available Capacity
Cash and cash equivalents	$2,809,582	n/a	$2,809,582
Investments in AFS debt securities(1)	4,315,605	n/a	4,315,605
Warehouse facilities(2)	7,180,000	2,053,325	5,126,675
Revolving credit facility(3)	645,000	496,571	148,429
FHLB advances(4)	931,983	47,500	884,483
Other lines of credit(5)	50,000	—	50,000
Total liquidity	$15,932,170	$2,597,396	$13,334,774
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
(3)As of September 30, 2026, the amount utilized under the revolving credit facility includes $10.6 million utilized to secure letters of credit. See Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information.
(4)As of September 30, 2026, we had $417.1 million of investments in AFS debt securities and $838.5 million of loans pledged as collateral to the FHLB to secure undrawn borrowing capacity of $932.0 million, of which $47.5 million was utilized to secure letters of credit.
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
We offer deposit accounts (checking and savings accounts) to our members through SoFi Bank. We also source brokered and non-brokered wholesale deposits, which include certificates of deposit. As of September 30, 2026 and December 31, 2025, time deposit balances due in less than one year totaled $4.2 billion and $1.2 billion, respectively. As of September 30, 2026 and December 31, 2025, the amount of uninsured deposits totaled $1.2 billion and $1.0 billion, respectively. As of September 30, 2026, approximately 98% of our total deposits were insured.
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
As of September 30, 2026, we had debt obligations and common stock outstanding.
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
We were in compliance with all covenants as of September 30, 2026.
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
The Federal Reserve and the OCC have authority to prohibit bank holding companies and banks, respectively, from paying dividends if, in their opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the National Bank Act, SoFi Bank generally may, without prior approval of the OCC, declare a dividend so long as the total amount of all dividends, including the proposed dividend, in the current year do not exceed net income for the current year to date plus retained net income for the prior two years. However, taking into account a wide range of factors, the OCC may object and therefore prevent SoFi Bank from paying dividends to the Company. As such, as of September 30, 2026, the Bank would not have any funds free of restrictions that are available for dividend payments. Restrictions on the ability of SoFi Bank to pay dividends to the parent company could also impact the Company’s ability to pay dividends to common stockholders.
Additionally, under the Federal Reserve’s capital rules, our bank holding company’s ability to pay dividends is restricted if we do not maintain capital above the capital conservation buffer, as discussed below. Further, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends on regulatory capital instruments if its net income for the past year is not sufficient to cover both the cash dividends and a rate of

SoFi Technologies, Inc.

earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Based on this Federal Reserve policy, as of September 30, 2026, the Company generally would not have any funds free of restrictions available for dividend payments on regulatory capital instruments.
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
The risk- and leverage-based capital ratios and amounts are presented below:

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	Ratio	Amount	Ratio	Required Minimum(1)	Well-Capitalized Minimum(2)
SoFi Technologies(3)
CET1 risk-based capital	$9,520,479	16.9%	$8,473,542	22.8%	7.0%	n/a
Tier 1 risk-based capital	9,520,479	16.9%	8,473,542	22.8%	8.5%	n/a
Total risk-based capital	9,581,500	17.0%	8,524,272	22.9%	10.5%	n/a
Tier 1 leverage	9,520,479	15.0%	8,473,542	18.8%	4.0%	n/a
Risk-weighted assets	56,204,012		37,234,048
Quarterly adjusted average assets	63,480,474		45,007,951
SoFi Bank
CET1 risk-based capital	$8,033,912	14.9%	$5,789,629	16.4%	7.0%	6.5%
Tier 1 risk-based capital	8,033,912	14.9%	5,789,629	16.4%	8.5%	8.0%
Total risk-based capital	8,094,933	15.0%	5,840,360	16.6%	10.5%	10.0%
Tier 1 leverage	8,033,912	13.1%	5,789,629	13.5%	4.0%	5.0%
Risk-weighted assets	54,078,900		35,221,924
Quarterly adjusted average assets	61,115,107		42,755,205
____________________
(1)Required minimums presented for risk-based capital ratios include the required capital conservation buffer.
(2)The well-capitalized minimum measure is applicable at the bank level only.
(3)Amounts and ratios for September 30, 2026 are estimated.
As of September 30, 2026 and December 31, 2025, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject. There have been no events or conditions since September 30, 2026 that management believes would change the categorization.
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

SoFi Technologies, Inc.

Concentrations and Contingencies to the Notes to Condensed Consolidated Financial Statements for further information on these and other guarantee obligations. We believe we have adequate liquidity to meet these expected obligations.
Factors Affecting Liquidity
The activities of our lending business are a key factor affecting our liquidity, in particular our origination volume, the holding period of our loans, loan sale execution and the timing of loan repayments. Our ability to have adequate liquidity to fund our balance sheet is impacted by our ability to access new deposits, and retain and grow existing deposits, along with our ability to access whole loan buyers, sell our loans on favorable terms, maintain adequate warehouse capacity at favorable terms, and to strategically manage our continuing financial interest in securitization-related transfers. Our ability to attract and maintain deposits can be impacted by, among other things, general economic conditions, competition from other financial services firms, idiosyncratic events and the interest rates we offer, which can impact our liquidity from deposits. In 2023, we began to provide our members with access to expanded FDIC insurance coverage through a network of participating banks in our Insured Deposit Program. We continued to have strong deposit contribution through the third quarter of 2026.
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
The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” As of September 30, 2026, our regulatory capital ratios exceeded the thresholds required to be regarded as a well-capitalized institution, and meet all capital adequacy requirements to which we are subject.
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
Goodwill
Goodwill represents the fair value of an acquired business in excess of the fair value of the identified net assets acquired. As of September 30, 2026, we had goodwill of $1.4 billion, substantially all of which was assigned to the Technology Platform reporting unit.
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
During the third quarter of 2026, we performed a qualitative assessment for our reporting units to which goodwill is allocated to determine if, for any reporting unit, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company evaluated events and circumstances since the last goodwill assessment date to determine if it was more likely than not that the fair value of the reporting units were less than their respective carrying amounts. The factors evaluated included an assessment of macroeconomic conditions, industry and market conditions, key financial metrics, overall financial performance of the reporting unit, or any other specific events or changes. As a result of this assessment, we concluded that it was not more-likely-than-not that the fair value of any of our reporting units was below its respective carrying value as of September 30, 2026.
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
During the fourth quarter of 2025, we launched SoFi Crypto which provides our members the ability to buy, sell and hold digital assets. To facilitate these member transactions and provide liquidity for the platform, we maintain an incidental inventory of crypto assets for operational purposes, none of which are held as long-term speculative investments. As of September 30, 2026, the fair value of our crypto assets held for operational purposes was immaterial to our overall consolidated financial condition.
The crypto asset market is characterized by significant price volatility and is sensitive to factors such as regulatory changes, technical developments and shifts in overall market sentiment. Historically, certain crypto assets have experienced high levels of price fluctuation, as measured by the annualized standard deviation of daily price returns. We manage our exposure to these price fluctuations through exposure monitoring and internal inventory limits. Given that our holdings are incidental, short-term in nature and immaterial, a hypothetical significant increase or decrease in the market price of crypto assets as of September 30, 2026, would not have a material impact on our consolidated results of operations.
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
Because of the nature of the related reserve assets, we do not believe SoFiUSD exposes the Company to material price risk nor foreign currency exchange rate risk. Given the structure of SoFiUSD and the nature of the related reserve assets, as well as the amount as of September 30, 2026, a hypothetical significant change in market prices or exchange rates would not have a material impact on our consolidated results of operations.
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

	Net Interest Income (Expense)
($ in thousands)	September 30, 2026	December 31, 2025
Basis point change scenario
+200	$(419,373)	$(202,098)
+100	(197,514)	(92,576)
-100	180,563	147,284
-200	364,314	261,612

	Change in Fair Value
($ in thousands)	September 30, 2026	December 31, 2025
Basis point change scenario
+200	$(2,420,065)	$(1,563,414)
+100	(1,230,284)	(766,103)
-100	1,312,545	945,703
-200	2,682,759	1,875,902
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
The following table summarizes the potential effect on earnings over the next 12 months and the potential effect on the fair values of our loans for which we elected the fair value option and residual investments recorded on our consolidated balance sheet as of September 30, 2026 based on a sensitivity analysis performed by management assuming an immediate hypothetical change in credit loss rates by a rate of 10%. The fair value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans, investments in AFS debt securities (which had an immaterial impact from credit risk) and residual investments as of September 30, 2026. Asset-backed bonds are excluded because they are not expected to absorb the losses of the VIE based on the extent of overcollateralization and expected credit losses of the VIE. Alternatively, residual investments are subject to credit exposure, and by design this is the portion of the SPE that is expected to absorb the losses of the VIE.
The carrying value and earnings sensitivities are applied only to financial assets that existed at the balance sheet date, which included loans at amortized cost, for which we have recorded an allowance as of September 30, 2026.

	Impact if Credit Loss Rates:
($ in thousands)	Increase 10 Percent	Decrease 10 Percent
Fair value	$(251,558)	$251,558
Carrying value	(6,112)	6,112
Income (loss) before income taxes	(257,670)	257,670
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
In accordance with Treasury Market Practices Group’s recommendation, we execute Securities Industry and Financial Markets Association trading agreements with all material trading partners. Each such agreement provides for an exchange of margin money should either party’s exposure exceed a predetermined contractual limit. Such margin requirements limit our overall counterparty exposure. The master netting agreements contain a legal right to offset amounts due to and from the same

SoFi Technologies, Inc.

counterparty. Derivative assets represent derivative contracts in a gain position net of loss positions with the same counterparty and, therefore, also represent our maximum counterparty credit risk. We incurred no losses due to nonperformance by any of our counterparties during the nine months ended September 30, 2026. As of September 30, 2026, gross derivative asset and liability positions subject to master netting arrangements were $33.4 million and $2.4 million, respectively.
In the case of our loan warehouse facilities, we are subject to risk if the counterparty chooses not to renew a borrowing agreement and we are unable to obtain financing to originate loans. With our loan warehouse facilities, we seek to mitigate this risk by ensuring that we have sufficient borrowing capacity with a variety of well-established counterparties to meet our funding needs. As of September 30, 2026, we had total borrowing capacity under loan warehouse facilities of $7.2 billion, of which $2.1 billion was utilized. Refer to Note 9. Debt to the Notes to Condensed Consolidated Financial Statements for additional information regarding our loan warehouse facilities.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have recently issued a proprietary stablecoin named SoFiUSD. The design, issuance, and operation of a stablecoin could expose us to a range of significant risks, including regulatory, operational, liquidity, technological, and reputational risks. The legal and regulatory framework governing stablecoins remains uncertain and is evolving rapidly in the United States and internationally. The Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was enacted on July 18, 2025, and will become effective on January 18, 2027. In October 2026, the OCC issued a final rule implementing the GENIUS Act for payment stablecoin issuers subject to its jurisdiction, which also takes effect on January 18, 2027. The OCC rule establishes requirements for, among other things, permitted activities, reserve assets, redemption, capital and operational backstops, custody, risk management, reporting, and licensing. Other implementing regulations remain in proposed form. These include rules addressing anti-money laundering and sanctions compliance program requirements proposed by FinCEN, OFAC and the OCC, and rules proposed by the U.S. Department of the Treasury, the Federal Reserve and the FDIC. These proposals may not be finalized before the GENIUS Act's effective date, and they may be adopted in forms that differ materially from their proposed form. The OCC has also indicated that it expects to update its regulations as the industry evolves.
To date, and prior to the GENIUS Act taking effect, SoFi Bank has conducted its issuance and related payment stablecoin activities under its current national bank authority. New or changing laws, regulations, interpretations, or supervisory expectations, including the GENIUS Act and its implementing regulations, could have several effects. They could restrict or prohibit our ability to issue or offer a stablecoin, require us to obtain licenses or approvals, impose capital, liquidity, or reserve requirements, or subject us to additional compliance, audit, reporting, and disclosure obligations. Any of these could delay, limit, or prevent the delivery of SoFiUSD or materially increase its cost.
For example, beginning on January 18, 2027, subject to limited waiver provisions, only a permitted payment stablecoin issuer (“PPSI”) may lawfully issue a payment stablecoin in the United States. Issuing a payment stablecoin without that approval may result in civil and criminal penalties. A PPSI includes a subsidiary of an insured depository institution that has been approved by its primary Federal payment stablecoin regulator to issue payment stablecoins. For the Bank, that regulator is the OCC. Payment stablecoin issuance activities conducted before the effective date are not grandfathered. Accordingly, the Bank's payment stablecoin activities will need to transition to a subsidiary of the Bank that is approved as a PPSI. This will require, among other things, the submission and approval of an application to the OCC.
The OCC has stated that it will separately announce when it will begin accepting applications and waiver requests. Under the GENIUS Act and the OCC's rule, the OCC may waive certain requirements for up to 12 months after January 18,

SoFi Technologies, Inc.

2027 for an issuer with a substantially complete application pending on or before that date. We intend to submit such an application and request a waiver. However, we cannot assure you that the OCC will begin accepting applications in time, that our application will be deemed substantially complete, or that a waiver will be granted, or granted on acceptable terms. We also cannot assure you that the OCC will approve our application within any particular time frame, or at all, or without conditions that restrict our activities, products, or arrangements with distribution partners.
If we are unable to obtain timely approval or a waiver, we may be required to suspend or cease issuing SoFiUSD, which could adversely affect our business. In addition, the OCC's rule requires PPSIs to maintain minimum capital and operational backstops and submit weekly and quarterly reports to the OCC. It also restricts the payment of interest or yield to holders solely in connection with holding, using, or retaining a payment stablecoin. These requirements may limit how we structure SoFiUSD, related rewards, and our partner arrangements. Violations could result in enforcement action, including civil money penalties, and could ultimately require the orderly wind-down of the PPSI. The issuance and operation of SoFiUSD also presents unique compliance challenges. We are already subject to anti-money laundering, sanctions, and related compliance obligations under the Bank Secrecy Act, the USA PATRIOT Act, and regulations administered by FinCEN and OFAC. The GENIUS Act provides that PPSIs are treated as financial institutions for Bank Secrecy Act purposes. Rules proposed by FinCEN and OFAC, and separately by the OCC, would require PPSIs to maintain specific anti-money laundering and sanctions compliance programs. These programs would include risk assessment processes and independent testing. PPSIs would also need to have the technical capability to comply, and to actually comply, with lawful orders to block, freeze, or reject specific or impermissible transactions. The final form and timing of these rules is uncertain, and complying with them may require significant changes to our systems, smart contract functionality, and controls.
The nature of blockchain-based transactions creates complexities in monitoring transactions, screening for sanctioned parties, and detecting illicit activity that differ from our traditional banking operations. These include the speed of transfers and the potential for pseudonymous activity. Once SoFiUSD is transferred on-chain, we may have limited visibility into subsequent transfers or the identity of holders. If SoFiUSD is used in connection with money laundering, terrorist financing, sanctions evasion, or other illicit activity, we could face regulatory enforcement actions, fines, reputational harm, and restrictions on our stablecoin operations. This is so whether or not we have actual knowledge of such use. The same consequences could follow if we fail to implement the technical capabilities required to block or freeze transactions. Conversely, blocking, freezing, or rejecting transactions, addresses, wallets, or accounts could subject us to claims, litigation, regulatory scrutiny, fines, reputational harm, or other adverse consequences from parties alleging that our actions were unauthorized, erroneous, or caused them harm. We may also be unable to reverse those actions or recover affected assets promptly.
Our issuance of SoFiUSD also exposes us to counterparty, operational and liquidity risks. We engage a third party sub-servicer to provide technical and operational services, including for reserve management, and a portion of SoFiUSD reserve assets may be held in custodial accounts at other regulated financial institutions. The OCC's rule requires that reserve assets be identifiable and segregated, and that reserves equal or exceed outstanding issuance at all times. It requires that at least 5% of reserve assets be held in highly liquid forms such as demand deposits, and it limits exposure to any single counterparty to 40% of reserves, subject to exceptions. It also requires stress testing and a demonstrated ability to monetize reserve assets under stressed conditions. Where warranted, PPSIs must hold reserves in excess of outstanding issuance. Meeting these requirements may constrain our selection of reserve assets, custodians, and counterparties, and reduce the income we earn on reserves. A PPSI that fails to meet reserve requirements for 15 consecutive business days must begin liquidating reserve assets and redeeming outstanding stablecoins. A failure, insolvency, misappropriation, or other inability to perform by our sub-servicer, a custodian, or another counterparty could limit our access to reserve assets and impair our ability to satisfy redemptions or maintain the value and liquidity of SoFiUSD. We also face risks related to redemption demands and market stress. Under the OCC's rule, a PPSI must generally complete redemptions within two business days of receiving a request from an onboarded customer. It must notify the OCC within 24 hours if redemption requests exceed 10% of outstanding issuance, and only the OCC may approve limits or extensions on redemptions. As a result, we may have limited ability to manage liquidity during periods of extreme stress. Failure to maintain a stable value or to meet redemption requests on time could result in financial losses, customer claims, regulatory action, and reputational harm.
In addition, operating a stablecoin requires robust technology infrastructure and controls. It could expose us to cybersecurity threats, fraud, smart contract vulnerabilities, operational failures, or disruptions in third-party service providers, including those whose services we rely on to satisfy regulatory requirements. Any such events, or negative perceptions of SoFiUSD or stablecoins generally, could adversely affect customer adoption, attract regulatory scrutiny, and harm our brand and business. Because blockchain transactions may be irreversible or difficult to reverse, we may be unable to correct errors or fraud or recover affected assets.
Furthermore, the accounting rules and regulations that we must comply with are complex and subject to interpretation by FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these

SoFi Technologies, Inc.

principles or interpretations could have a significant effect on our reported financial results. It may even affect the reporting of transactions completed before the announcement or effectiveness of a change. There have been limited precedents for the financial accounting of stablecoins and other digital assets and related valuation and revenue recognition considerations. As such, there remains significant uncertainty on how companies should account for stablecoin and other digital asset transactions, value, and related revenue.
The transition of our stablecoin activities to a PPSI subsidiary may also raise new accounting, consolidation, and regulatory capital considerations. So may the new requirements for segregated reserves, capital and backstops, and regulatory reporting. These matters may affect how we present SoFiUSD liabilities, reserve assets, and related income in our financial statements. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and/or restate our financial statements. They could also impair our ability to provide timely and accurate financial information. Any of these outcomes could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, results of operations, financial condition, and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On August 1, 2026, Kelli Keough, Group Business Unit Leader, Spend Invest Protect and Save, adopted a trading arrangement during an open trading window for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Dr. Keough’s Rule 10b5-1 Trading Plan, which has a term ending on November 30, 2027, provides for the sale of up to 173,096 shares of common stock, representing the gross number of shares subject to the Rule 10b5-1 Trading Plan excluding the potential effect of shares withheld for taxes, pursuant to one or more market or limit orders. The actual number of shares that may be sold will be calculated as RSU vesting and satisfaction of tax withholding obligations occur.
During the three months ended September 30, 2026, no other Company director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

SoFi Technologies, Inc.

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

SoFi Technologies, Inc.
(Registrant)

Date:	November 5, 2026	By:	/s/ Christopher Lapointe
Christopher Lapointe
Chief Financial Officer